Form 10-Q
period 2015-03-31
GoDaddy Inc.
filed 2015-05-14
CIK 1609711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-36904

GoDaddy Inc.
(Exact name of registrant as specified in its charter)

Delaware		46-5769934
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

14455 N. Hayden Road
Scottsdale, Arizona 85260
(Address of principal executive offices, including zip code)

(480) 505-8800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes    ☒    No    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒

As of May 8, 2015, there were 64,932,893 shares of GoDaddy Inc.'s Class A common stock, $0.001 par value per share, outstanding and 90,398,474 shares of GoDaddy Inc.'s Class B common stock, $0.001 par value per share, outstanding.

GoDaddy Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2015

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “project,” “plan,” “expect” and similar expressions conveying uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, among other things, statements regarding:

•	our ability to continue to add new customers and increase sales to our existing customers;

•	our ability to develop new solutions and bring them to market in a timely manner;

•	our ability to timely and effectively scale and adapt our existing solutions;

•	our dependence on establishing and maintaining a strong brand;

•	the rate of growth of, and anticipated trends and challenges in, our business and in the market for our products;

•	the effects of increased competition in our markets and our ability to compete effectively;

•	our ability to expand internationally;

•	our ability to effectively manage our growth and associated investments;

•	adverse consequences of our substantial level of indebtedness;

•	our ability to maintain or improve our market share;

•	sufficiency of cash and cash equivalents to meet our needs for at least the next 12 months;

•	beliefs and objectives for future operations;

•	the amount and timing of any payments we make under tax receivable agreements;

•	the reduction of interest rates under our credit facility;
as well as other statements regarding our future operations, financial condition and prospects and business strategies. Forward-looking statements may appear throughout this report, including without limitation in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
We operate in very competitive and rapidly-changing environments, and new risks emerge from time-to-time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur, and actual results could differ materially and adversely from those implied in our forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. Although we believe the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee the future results, levels of activity, performance or events and circumstances described in the forward-looking statements will be achieved or occur. Neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
Unless expressly indicated or the context suggests otherwise, references to GoDaddy, we, us and our refer (i) prior to the consummation of the organizational transactions described in Note 5 to GoDaddy Inc.'s balance sheets, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, to Desert Newco, LLC (Desert Newco) and its consolidated subsidiaries and (ii) after the consummation of the organizational transactions, to GoDaddy Inc. and its consolidated subsidiaries, including Desert Newco.
We refer to Kohlberg Kravis Roberts & Co. L.P. (together with its affiliates, KKR), Silver Lake Partners (together with its affiliates, Silver Lake) and Technology Crossover Ventures (together with its affiliates, TCV) collectively as the Sponsors.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

GoDaddy Inc.
Balance Sheets (unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$6	$1
Total assets	$6	$1

Commitments and contingencies

Stockholder’s equity
Stockholder’s equity:
Common stock and additional paid-in capital (see Note 3)	$6	$1
Total stockholder’s equity	$6	$1
See accompanying notes to balance sheets.

GoDaddy Inc.
Notes to Balance Sheets (unaudited)

1.    Organization and Background
GoDaddy was incorporated in Delaware on May 28, 2014.
As described in more detail in Note 5, on April 7, 2015, we completed an initial public offering (the IPO) of 26,000,000 shares of Class A common stock at a public offering price of $20.00 per share, receiving $491.8 million in proceeds, net of underwriting discounts and commissions, which were used to purchase newly-issued limited liability company units (LLC Units) from Desert Newco at a price per unit equal to the IPO price.
Subsequent to the IPO and the related organizational transactions, we are a holding company and our principal asset is a controlling equity interest in Desert Newco. As the sole managing member of Desert Newco, we operate and control all of the business and affairs of Desert Newco, and through Desert Newco and its subsidiaries, conduct our business. As a result, beginning in the second quarter of 2015, we will consolidate Desert Newco's financial results and report a non-controlling interest related to the portion of LLC Units not owned by us.
Basis of Presentation
Our balance sheets have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). Statements of income, stockholders’ equity and cash flows have not been presented because, as of March 31, 2015, we had not engaged in any business or other activities except in connection with our formation.

2.    Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents includes cash on hand and other highly liquid investments purchased with a remaining maturity of 90 days or less at the date of acquisition. Cash and cash equivalents are carried at fair value, which approximates carrying value.
Income Taxes
We are treated as a subchapter C corporation, and therefore, are subject to both federal and state income taxes. Desert Newco continues to be recognized as a limited liability company, a pass-through entity for income tax purposes.

3.    Stockholders’ Equity
On May 28, 2014, our board of directors (the GoDaddy Board) authorized the issuance of 1,000 shares of common stock, $0.001 par value. On June 2, 2014, we issued 1,000 shares for $1.00, all of which were owned by Desert Newco. Desert Newco contributed additional paid-in capital of $5.00 during the three months ended March 31, 2015 in contemplation of the organizational transactions discussed in Note 5. The shares owned by Desert Newco were redeemed in connection with the organizational transactions.
On February 23, 2015, the GoDaddy Board approved a restated certificate of incorporation (the Restated Certificate of Incorporation), which became effective on March 31, 2015 immediately prior to the effectiveness of the Registration Statement on Form S-1 (the Registration Statement) filed in connection with our IPO. The Restated Certificate of Incorporation authorized the issuance of up to 1,000,000,000 shares of Class A common stock, up to 500,000,000 shares of Class B common stock and up to 50,000,000 shares of undesignated preferred stock, each having a par value of $0.001 per share. Shares of our Class A common stock have both economic and voting rights. Shares of our Class B common stock have no economic rights, but do have voting rights. Holders of Class A and Class B common stock are entitled to one vote per share and, except as otherwise required, will vote together as a single class on all matters on which stockholders generally are entitled to vote.
The Restated Certificate of Incorporation also established a classified board of directors, divided into three classes, the members of each of which will serve for staggered three-year terms. At each annual meeting of stockholders after the initial classification, the successors to the directors whose terms will then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election.

GoDaddy Inc.
Notes to Balance Sheets (unaudited)

4.    Equity-Based Compensation
On February 23, 2015, the GoDaddy Board adopted the GoDaddy Inc. 2015 Equity Incentive Plan (the 2015 Plan), which became effective on March 31, 2015 upon the effectiveness of the Registration Statement. We reserved a total of 6,050,048 shares of Class A common stock for issuance pursuant to the 2015 Plan. In addition, the shares reserved for issuance pursuant to the 2015 Plan included 4,235,413 shares reserved but unissued under the Desert Newco, LLC 2011 Unit Incentive Plan (the 2011 Unit Incentive Plan) plus up to 28,132,734 shares rolled over from the 2011 Unit Incentive Plan and from certain other option plans assumed by Desert Newco in connection with acquisitions. The number of shares reserved for issuance under the 2015 Plan will be increased automatically on January 1 of each year, beginning in 2016, by a number equal to the least of (i) 20,570,922 shares, (ii) 4% of the total shares of all classes of common stock outstanding as of the last day of the year preceding the increase date or (iii) such other amount determined by the GoDaddy Board.
On February 23, 2015, the GoDaddy Board adopted the GoDaddy Inc. 2015 Employee Stock Purchase Plan (the ESPP), which became effective on March 31, 2015 upon the effectiveness of the Registration Statement. We reserved a total of 2,000,000 shares of Class A common stock for issuance pursuant to the ESPP. The number of shares reserved for issuance under the ESPP will be increased automatically on January 1 of each year, beginning in 2016, by a number equal to the least of (i) 1,000,000 shares, (ii) 1% of the total shares of all classes of common stock outstanding as of the last day of the year preceding the increase date or (iii) such other amount determined by the GoDaddy Board.

5.    Subsequent Events
Organizational Transactions
On April 7, 2015, in connection with the completion of our IPO, we completed a series of organizational transactions (the Reorganization Transactions) pursuant to a reorganization agreement dated as of March 31, 2015 by and among GoDaddy, Desert Newco and certain other parties. The Reorganization Transactions included the following:

•
the amendment and restatement of Desert Newco's limited liability company agreement (the New LLC Agreement) to, among other things, appoint us as its sole managing member and reclassify its outstanding LLC Units as non-voting units;

•	the issuance of shares of Class B common stock to each of Desert Newco's existing owners (the Continuing LLC Owners) on a one-to-one basis with the number of LLC Units owned; and

•	the acquisition, by merger, of four members of Desert Newco (the Reorganization Parties), for which we issued 38,825,912 shares Class A common stock as consideration (the Investor Corp Mergers).
Desert Newco Recapitalization
As noted above, the New LLC Agreement, among other things, appointed us as Desert Newco's sole managing member and reclassified all outstanding LLC Units as non-voting units. Although we have a minority economic interest in Desert Newco, as the sole managing member, we have the sole voting power in, and control the management of, Desert Newco. As a result, beginning in the second quarter of 2015, we will consolidate Desert Newco's financial results and report a non-controlling interest related to the portion of Desert Newco not owned by us.
The Restated Certificate of Incorporation discussed in Note 3 and the New LLC Agreement noted above requires Desert Newco and us to, at all times, maintain (i) a one-to-one ratio between the number of shares of Class A common stock outstanding and the number of LLC Units owned by us and (ii) a one-to-one ratio between the number of shares of Class B common stock owned by the Continuing LLC Owners and the number of LLC Units owned by the Continuing LLC Owners. We may issue shares of Class B common stock only to the extent necessary to maintain the one-to-one ratio between the number of LLC Units held by the Continuing LLC Owners and the number of shares of Class B common stock held by the Continuing LLC Owners. Shares of Class B common stock are transferable only together with an equal number of LLC Units and will be canceled on a one-for-one basis if we, at the election of a Continuing LLC Owner, exchange LLC Units for Class A common stock.
Investor Corp Mergers
As noted above, we acquired, by merger, the Reorganization Parties, to which we issued an aggregate of 38,825,912 shares of Class A common stock as consideration for the 38,825,912 aggregate LLC Units held by such entities. Upon consummation of the Investor Corp Mergers, we recognized the 38,825,912 LLC Units at carrying value, as these transactions are considered to be between entities under common control.

GoDaddy Inc.
Notes to Balance Sheets (unaudited)

We also acquired the tax attributes of the Reorganization Parties, which are recorded generally as deferred tax assets at the time of the Investor Corp Mergers. These attributes include net operating losses, tax credit carryforwards and the original basis adjustments (the OBAs) arising from the original acquisition of LLC Units by the Reorganization Parties, as described below.
Tax Receivable Agreements
Concurrent with the completion of the IPO, we became a party to five Tax Receivable Agreements (TRAs). Four of the TRAs are between us and each of the four Reorganization Parties, with the fifth being between us and the Continuing LLC Owners. The TRAs provide for the payment by us to the Reorganization Parties and the Continuing LLC Owners of approximately 85% of the amount of the calculated tax savings, if any, we will realize due to the Investor Corp Mergers and any future exchanges of LLC Units (together with the corresponding shares of Class B common stock) for Class A common stock.
In the Investor Corp Mergers, we acquired the OBAs created when the Reorganization Parties acquired their original LLC Units. These OBAs entitle us to the depreciation and amortization previously allocable to the Reorganization Parties. To the extent this depreciation and amortization is used to reduce our taxable income, thereby resulting in actual tax savings, we will be required to pay the Reorganization Parties approximately 85% of this calculated tax savings.
Based on our projections of taxable income estimated as of the date of the IPO, and before deduction of any specially allocated depreciation and amortization, we anticipate having enough taxable income to utilize a significant portion of these specially allocated deductions related to the original OBAs. Accordingly, we expect to record a liability of between $160.0 million and $170.0 million payable to the Reorganization Parties under the TRAs, representing approximately 85% of the calculated tax savings based on the portion of the OBAs we anticipate being able to utilize in future years. This liability will be adjusted through general and administrative expenses each period based on changes in anticipated future taxable income and changes in the applicable interest rates we are required to use in determining the liability under the TRAs.
We expect to obtain an increase in our share of the tax basis of Desert Newco's assets when the Continuing LLC Owners exchange LLC Units (together with the corresponding shares of Class B common stock). When we acquire LLC Units from the Continuing LLC Owners, we expect both the OBAs and the anticipated basis adjustments will increase, for tax purposes, our depreciation and amortization deductions, reducing the amount of future income tax we would otherwise be required to pay. This increase in tax basis will create additional deferred tax assets and additional liability under the TRAs of approximately 85% of the calculated tax savings for the expected use of these additional deductions. The increase in tax basis may also decrease gains, or increase losses, on future dispositions of certain assets to the extent tax basis is allocated to those assets.
As described above, based on projections of taxable income as of the date of the IPO, we anticipate we will utilize a significant portion of the OBAs allocated to us in the form of additional depreciation and amortization deductions. These deductions are allowed prior to our utilization of any net operating loss or tax credit carryforward against income taxes. Accordingly, we have recorded a liability reflecting the portion of the calculated tax savings we expect to owe to the Reorganization Parties under the TRAs. Because we anticipate these additional depreciation and amortization deductions being greater than our taxable income for many years, the excess deductions allocated to us will increase the amount of our net operating loss carryforwards, also increasing the deferred tax assets described above as these excess deductions are realized.
As a result of the Reorganization Transactions and the IPO, we acquired LLC Units and are required to recognize deferred tax assets and liabilities for the difference between the financial reporting and tax basis of our investment in Desert Newco at the investor level. We are a newly formed corporation with no operating history. We expect to be unable to utilize the net operating losses acquired in the Investor Corp Mergers and will be increasing those net operating losses due to the excess depreciation and amortization deductions. We believe there is significant uncertainty as to when we will be able to utilize these net operating loss carryforwards; therefore, after considering all available positive and negative evidence impacting the future realization of deferred tax assets, we have concluded it is more-likely-than-not these deferred tax assets will not be realized. Accordingly, a valuation allowance has been recorded at the date of the IPO against all of these deferred tax assets.
Initial Public Offering
As noted above, we completed an IPO of 26,000,000 shares of Class A common stock at a public offering price of $20.00 per share, which includes 3,000,000 shares issued pursuant to the underwriters' over-allotment option and 2,500,000 shares purchased by certain of Desert Newco's existing owners, who are affiliates of members of the GoDaddy Board. We received $491.8 million in proceeds, net of underwriting discounts and commissions, which we used to purchase newly-issued LLC Units from Desert Newco at a price per unit equal to the IPO price, including 1,250,000 LLC Units purchased by our wholly-owned subsidiary, GD Subsidiary Inc. Immediately following the completion of the IPO, there were 64,825,912 shares of Class A common stock outstanding, and we held 64,825,912 LLC Units, representing an approximate 42% ownership interest in Desert Newco. Additionally, immediately following the completion of the IPO, there were 90,425,288 shares of Class B common

GoDaddy Inc.
Notes to Balance Sheets (unaudited)

stock outstanding, equivalent to the number of LLC Units not held by us, representing the approximate remaining 58% ownership interest in Desert Newco.
Desert Newco, at our direction, used the proceeds from our purchase of LLC Units following the IPO for the following:

•
to pay $6.7 million of expenses, including legal, accounting, printing and other professional fees incurred in connection with the completion of the IPO, of which $6.6 million remains unpaid as of May 12, 2015, and including $1.2 million and $0.2 million to be paid on behalf of the Sponsors and Robert R. Parsons (Bob Parsons), Desert Newco's founder and a member of the GoDaddy Board, respectively;

•
to make a final aggregate payment of $26.6 million to the Sponsors upon the termination of the transaction and monitoring fee agreement in connection with the completion of the IPO, as described in more detail in Note 13 to Desert Newco's condensed consolidated financial statements;

•
to make a payment of $3.0 million to Bob Parsons, upon the termination of the executive chairman services agreement in connection with the completion of the IPO, as described in more detail in Note 13 to Desert Newco's condensed consolidated financial statements;

•
to make a payment totaling $316.0 million to repay the 9% note payable to The Go Daddy Group, Inc. (Holdings), an entity owned by Bob Parsons, including related prepayment premiums and accrued interest, as described in more detail in Note 13 to Desert Newco's condensed consolidated financial statements;

•	to make a payment of $75.0 million to repay all amounts drawn on its revolving credit loan; and

•	to make a payment of $28.1 million to complete an acquisition, as described in more detail in Note 13 to Desert Newco's condensed consolidated financial statements.

Desert Newco, LLC
Condensed Consolidated Balance Sheets (unaudited)
(In millions)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$196.8	$139.0
Short-term investments	1.1	3.0
Accounts receivable	5.0	3.5
Registry deposits	18.7	17.8
Prepaid domain name registry fees	288.2	272.8
Prepaid expenses and other current assets	25.4	24.8
Total current assets	535.2	460.9
Property and equipment, net	222.5	220.9
Prepaid domain name registry fees, net of current portion	159.4	152.8
Goodwill	1,661.4	1,661.2
Intangible assets, net	727.3	749.7
Other assets	23.6	19.3
Total assets	$3,329.4	$3,264.8

Liabilities and members’ equity
Current liabilities:
Accounts payable	$35.8	$31.9
Accrued expenses	123.6	114.5
Current portion of deferred revenue	881.8	821.4
Current portion of long-term debt	4.9	5.0
Total current liabilities	1,046.1	972.8
Deferred revenue, net of current portion	455.8	429.2
Long-term debt, net of current portion	1,413.1	1,413.9
Other long-term liabilities	38.3	38.5

Commitments and contingencies

Members’ equity:
Members’ interest	1,095.3	1,086.2
Accumulated deficit	(719.2)	(675.8)
Total members’ equity	376.1	410.4
Total liabilities and members’ equity	$3,329.4	$3,264.8
See accompanying notes to condensed consolidated financial statements.

Desert Newco, LLC
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except unit and per unit amounts)

	Three Months Ended March 31,
	2015	2014
Revenue:
Domains	$199.2	$180.5
Hosting and presence	140.2	115.6
Business applications	36.9	24.1
Total revenue	376.3	320.2
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	137.2	125.8
Technology and development	67.6	61.6
Marketing and advertising	50.7	41.0
Customer care	56.7	46.4
General and administrative	47.2	42.8
Depreciation and amortization	37.4	36.7
Total costs and operating expenses	396.8	354.3
Operating loss	(20.5)	(34.1)
Interest expense	(23.5)	(17.6)
Other income (expense), net	0.2	(0.8)
Loss before income taxes	(43.8)	(52.5)
Benefit for income taxes	0.4	1.2
Net loss	$(43.4)	$(51.3)
Net loss per unit—basic and diluted	$(0.34)	$(0.40)
Weighted-average units outstanding—basic and diluted	129,082,591	128,014,878
___________________________ (1) Costs and operating expenses include equity-based compensation expense as follows:

Technology and development	$3.8	$2.3
Marketing and advertising	1.3	1.0
Customer care	0.3	0.1
General and administrative	3.3	3.4

See accompanying notes to condensed consolidated financial statements.

DESERT NEWCO, LLC
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(43.4)	$(51.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37.4	36.7
Equity-based compensation	8.7	6.8
Other	2.3	2.8
Changes in operating assets and liabilities, net of amounts acquired:
Registry deposits	(0.9)	(3.4)
Prepaid domain name registry fees	(22.0)	(19.0)
Deferred revenue	87.0	86.3
Other operating assets and liabilities	3.0	(16.4)
Net cash provided by operating activities	72.1	42.5

Investing activities
Purchases of short-term investments	(1.1)	—
Maturities of short-term investments	3.0	3.2
Business acquisitions, net of cash acquired	(1.1)	1.1
Purchases of property and equipment, excluding improvements	(7.6)	(6.8)
Purchases of leasehold and building improvements	(0.6)	(1.6)
Net cash used in investing activities	(7.4)	(4.1)

Financing activities
Proceeds from exercises of options and warrants and other	$0.4	$2.3
Repayment of term loan	(2.8)	(2.1)
Repayment of other financing obligations	(1.6)	(0.5)
Payment of deferred offering costs	(2.9)	—
Net cash used in financing activities	(6.9)	(0.3)
Net increase in cash and cash equivalents	57.8	38.1
Cash and cash equivalents, beginning of period	139.0	95.4
Cash and cash equivalents, end of period	$196.8	$133.5

Supplemental cash flow information:
Cash paid during the period for:
Interest	$20.6	$15.1
Income taxes, net of refunds received	$0.6	$0.8

Supplemental information for non-cash investing and financing activities:
Accrued capital expenditures, excluding improvements, at period end	$10.4	$3.9
Accrued capital expenditures, leasehold and building improvements, at period end	$0.5	$0.9
Building acquired under lease financing obligation	$—	$9.1

See accompanying notes to condensed consolidated financial statements.

Desert Newco, LLC
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except unit, share, per unit and per share amounts)

1.    Organization and Background
Description of Business
We are a leading technology provider to small businesses, web design professionals and individuals, delivering simple, easy-to-use cloud-based products and outcome-driven, personalized customer care. We operate the world’s largest domain marketplace and provide website building, hosting and security tools to help customers easily construct and protect their online presence and tackle the rapidly changing technology landscape. As our customers grow, we provide applications helping them connect to their customers, manage and grow their businesses and get found online.
GoDaddy was incorporated on May 28, 2014 for the purpose of facilitating an initial public offering and other related transactions in order to carry on our business. On April 7, 2015, GoDaddy completed an IPO, receiving $491.8 million in proceeds, net of underwriting discounts and commissions, which were used to purchase newly-issued LLC Units from us at a price per unit equal to the IPO price.
Subsequent to the IPO, GoDaddy is a holding company and its principal asset is a controlling equity interest in us. As our sole managing member, GoDaddy operates and controls all of our business and affairs, and through us and our subsidiaries, conducts our business.
Basis of Presentation
Our condensed consolidated financial statements have been prepared in accordance with GAAP, and include our accounts and the accounts of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheet as of March 31, 2015 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2015 and 2014 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP, and in our opinion, include all adjustments of a normal recurring nature necessary for the fair presentation of our consolidated financial position as of March 31, 2015 and our consolidated results of operations and cash flows for the three ended March 31, 2015 and 2014. Our consolidated results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.
Our unaudited interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in our prospectus dated March 31, 2015, filed with the Securities and Exchange Commission (SEC) in accordance with Rule 424(b) of the Securities Exchange Act of 1933, as amended (Securities Act) on April 1, 2015.
Prior Period Reclassifications
Reclassifications of certain immaterial prior period amounts have been made to conform to the current period presentation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions affecting amounts reported in our condensed consolidated financial statements. Our more significant estimates include:

•	the determination of the best estimate of selling price of the deliverables included in multiple-deliverable revenue arrangements,
•the fair value of assets acquired and liabilities assumed in business combinations,
•the assessment of recoverability of long-lived assets (property and equipment, goodwill and intangible assets),
•the estimated reserve for refunds,
•the estimated useful lives of intangible and depreciable assets,

Desert Newco, LLC
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except unit, share, per unit and per share amounts)

•the fair value of equity-based awards,
•the recognition, measurement and valuation of current and deferred income taxes and
•the recognition and measurement of loss contingencies, indirect tax liabilities and certain accrued liabilities.
We periodically evaluate these estimates and adjust prospectively, if necessary. We believe our estimates and assumptions are reasonable; however, actual results may differ from our estimates.
Segments and Reporting Units
Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, or individuals who make up the chief operating decision maker function. Our chief operating decision maker function is comprised of the Chief Executive Officer and the Chief Operating Officer, who collectively review financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance for the entire company. Accordingly, we have a single operating segment and reporting unit structure.

2.    Summary of Significant Accounting Policies
Deferred Offering Costs
Deferred offering costs, primarily consisting of legal, accounting and other fees relating to the IPO, are capitalized and included in other assets in our condensed consolidated balance sheets, and will be offset against the proceeds upon the completion of the IPO in April 2015. As of March 31, 2015 and December 31, 2014, we had capitalized $11.4 million and $6.1 million of deferred offering costs, respectively.
Comprehensive Loss
Our comprehensive loss is equivalent to our net loss during each of the periods presented, and as such, no statement of other comprehensive loss is presented.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard on revenue recognition from contracts with customers. The new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled to in exchange for those goods or services. As currently issued, the new standard is effective for annual and interim reporting periods beginning after December 15, 2016, and early adoption is not permitted. We are currently evaluating the impact of this new standard on our consolidated financial statements.
In April 2015, the FASB issued new guidance regarding the presentation of debt issuance costs. This guidance requires debt issuance costs related to a recognized debt liability to be presented as a direct deduction of the carrying amount of the debt liability. The recognition and measurement guidance for debt issuance costs is not affected by this new guidance. We do not expect the adoption of this guidance, effective for us in the first quarter of 2016, to have a material impact on our consolidated financial statements, although it will require retrospective application, reducing the amount of debt and total assets reflected on our historical consolidated balance sheets.

3.    Goodwill and Intangible Assets
The following table summarizes changes in our goodwill balance:

Balance at December 31, 2014	$1,661.2
Goodwill related to acquisitions	0.2
Balance at March 31, 2015	$1,661.4

Desert Newco, LLC
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except unit, share, per unit and per share amounts)

Intangible assets, net are summarized as follows:

	March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Finite-lived intangible assets:
Customer relationships	336.9	$155.3	181.6
Developed technology	210.3	117.7	92.6
Trade names	10.9	3.4	7.5
Other	1.1	0.5	0.6
	$1,004.2	$276.9	$727.3

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Finite-lived intangible assets:
Customer relationships	336.9	$143.1	193.8
Developed technology	209.5	107.4	102.1
Trade names	10.9	2.8	8.1
Other	1.1	0.4	0.7
	$1,003.4	$253.7	$749.7
Customer relationships, developed technology, trade names and other intangible assets have weighted-average useful lives from the date of purchase of 103 months, 64 months, 59 months and 36 months, respectively. Amortization expense was $24.1 million and $23.2 million for the three-month periods ended March 31, 2015 and 2014, respectively. The weighted-average remaining amortization period for amortizable intangible assets was 54 months as of March 31, 2015.

Based on the balance of finite-lived intangible assets at March 31, 2015, expected future amortization expense is as follows:

Year Ending December 31:
2015 (remainder of)	$69.4
2016	81.9
2017	47.2
2018	39.4
2019	24.0
Thereafter	20.4
$282.3

4.     Members’ Interest
Our board of directors (the Desert Newco Board) approved a one-for-two reverse split of all outstanding LLC Units, effective March 11, 2015. Accordingly, every two outstanding units have been combined into one unit, the number of units underlying each outstanding option and Restricted Stock Unit (RSU) has been proportionately decreased on a one-for-two basis and the exercise price of each outstanding option has been proportionately increased on a one-for-two basis. All unit and per unit amounts have been adjusted, on a retroactive basis, to reflect this one-for-two reverse split.

Desert Newco, LLC
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except unit, share, per unit and per share amounts)

On February 3, 2015, the Desert Newco Board adopted the New LLC Agreement, which became effective on March 31, 2015 upon the effectiveness of the Registration Statement. The New LLC Agreement, among other things, appointed GoDaddy as our sole managing member and reclassified all outstanding LLC Units as non-voting units. The New LLC Agreement also revised the tax rate applicable to the tax distributions we are required to make to the holders of LLC Units. These tax distributions will be computed based on an assumed income tax rate equal to the sum of (i) the maximum marginal federal income tax rate applicable to an individual (including, solely in the case of an owner of Holdings as of February 9, 2015, the 3.8% tax on net investment income to the extent such tax is applicable to the income allocable to such owner) and (ii) 7%, which represents an assumed blended state income tax rate. The assumed income tax rate currently totals 46.6%, which would increase to 50.4% with respect to a current owner of Holdings if the tax on net investment income were to apply.
The New LLC Agreement and the Restated Certificate of Incorporation requires GoDaddy and us to, at all times, maintain (i) a one-to-one ratio between the number of shares of GoDaddy Class A common stock outstanding and the number of LLC Units owned by GoDaddy and (ii) a one-to-one ratio between the number of shares of GoDaddy Class B common stock outstanding and the number of LLC Units owned by holders other than GoDaddy. Shares of GoDaddy Class B common stock are transferable only together with an equal number of LLC Units and will be canceled on a one-for-one basis if we, at the election of the holder of LLC Units, exchange LLC Units for GoDaddy Class A common stock.

5.    Equity-Based Compensation Plans
During the three-month periods ended March 31, 2015 and 2014, we granted options under the 2011 Unit Incentive Plan to purchase an aggregate of 2,111,681 and 1,500,625 units, respectively, with weighted-average exercise prices of $19.50 and $15.24 per option, respectively. We grant options at exercise prices equal to the fair market value of our units on the date of grant. The weighted-average grant date fair value of these awards was determined to be $7.89 and $8.04 per option, respectively, which we recognize as compensation expense over the required service period of each award, taking into account the probability of our achievement of the associated predetermined performance targets.
During the three-month periods ended March 31, 2015 and 2014, we also granted 4,102 and 53,334 RSUs, respectively, with weighted-average grant-date fair values of $19.50 and $17.84 per unit, respectively.
During the three-month periods ended March 31, 2015 and 2014, we recognized $8.7 million and $6.8 million of equity-based compensation expense, respectively. At March 31, 2015, total unrecognized compensation expense related to non-vested awards was $55.4 million with an expected remaining weighted-average recognition period of approximately three years. We currently believe the performance targets related to the vesting of performance options will be achieved. If such targets are not achieved, or are subsequently determined to not be probable of being achieved, we will not recognize any equity-based compensation expense relating to performance options, and will reverse any previously recognized equity-based compensation expense.
On February 23, 2015, the GoDaddy Board adopted the 2015 Plan, which became effective on March 31, 2015 upon the effectiveness of the Registration Statement. A total of 6,050,048 shares of GoDaddy Class A common stock were reserved for issuance pursuant to the 2015 Plan. In addition, the shares reserved for issuance pursuant to the 2015 Plan will also include 4,235,413 shares reserved but unissued under the 2011 Unit Incentive Plan plus up to 28,132,734 shares rolled over from the 2011 Unit Incentive Plan and from certain other option plans assumed in connection with acquisitions. The number of shares reserved for issuance under the 2015 Plan will be increased automatically on January 1 of each year, beginning in 2016, by a number equal to the least of (i) 20,570,922 shares, (ii) 4% of the total shares of all classes of GoDaddy common stock outstanding as of the last day of the year preceding the increase date or (iii) such other amount determined by the GoDaddy Board.

Desert Newco, LLC
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except unit, share, per unit and per share amounts)

6.    Deferred Revenue
Deferred revenue consists of the following:

	March 31, 2015	December 31, 2014
Current:
Domains	$489.0	$462.9
Hosting and presence	304.8	283.4
Business applications	88.0	75.1
	$881.8	$821.4
Noncurrent:
Domains	$279.3	$266.8
Hosting and presence	140.8	131.5
Business applications	35.7	30.9
	$455.8	$429.2

7.    Long-Term Debt
Long-term debt consists of the following:

	March 31, 2015	December 31, 2014
Term Loan due May 13, 2021 (effective interest rate of 5.3% and 5.2% at March 31, 2015 and December 31, 2014, respectively)	$1,091.8	$1,094.5
9% Note payable to Holdings due December 15, 2019 (Senior Note)	300.0	300.0
Revolving Credit Loan due May 13, 2019 (effective interest rate of 4.0% at March 31, 2015 and December 31, 2014, respectively)	75.0	75.0
Total	1,466.8	1,469.5
Less unamortized original issue discounts on long-term debt(1)	(48.8)	(50.6)
Less current portion of long-term debt	(4.9)	(5.0)
	$1,413.1	$1,413.9

(1)	Original issue discounts are amortized to interest expense over the life of the related debt instruments using the effective interest method.
Term Loan and Revolving Credit Loan
Our amended and restated secured credit agreement (the Credit Facility) consists of a $1,100.0 million original balance term loan maturing on May 13, 2021 (the Term Loan) and an available $150.0 million revolving credit loan maturing on May 13, 2019 (the Revolving Credit Loan). Borrowings under the Credit Facility bear interest at a rate equal to, at our option, either (a) LIBOR (not less than 1.0% for the Term Loan only) plus 3.75% per annum or (b) 2.75% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%. The interest rate margins will be reduced by 0.25% following the IPO and an additional 0.25% if we meet certain leverage criteria. In addition, a 1.0% pre-payment premium is payable until May 13, 2015 under certain circumstances.
At March 31, 2015, we were not in violation of any covenants of the Credit Facility.
The estimated fair value of the Term Loan was $1,095.8 million at March 31, 2015 based on observable market prices for this loan, which is traded in a less active market and is therefore classified as a Level 2 fair value measurement. The estimated fair value of the Revolving Credit Loan approximates its book value at March 31, 2015 based on borrowing rates currently available for loans with similar terms, which are classified as a Level 2 fair value measurement.
In April 2015, we repaid all amounts drawn under the Revolving Credit Loan, as described in Note 13.

Desert Newco, LLC
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except unit, share, per unit and per share amounts)

Senior Note
At March 31, 2015, we were not in violation of any covenants of the Senior Note.
In April 2015, we repaid the Senior Note in full, as described in Note 13.
Future Debt Maturities
Aggregate principal payments, exclusive of any unamortized original issue discounts, due on long-term debt as of March 31, 2015 are as follows:

Year Ending December 31:
2015 (remainder of)	$8.3
2016	11.0
2017	11.0
2018	11.0
2019	386.0
Thereafter	1,039.5
$1,466.8

8.    Commitments and Contingencies

Litigation
From time-to-time, we are a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, breach of contract claims and other asserted and unasserted claims. We investigate these claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. While the results of such normal course claims and legal proceedings cannot be predicted with certainty, we do not believe, based on current knowledge and the likely timing of resolution of various matters, any additional reasonably possible potential losses above the amount accrued for such matters would be material to our consolidated financial statements. Regardless of the outcome, legal proceedings may have an adverse effect on us because of defense costs, diversion of management resources and other factors.
Indemnifications
In the normal course of business, we have made indemnities under which we may be required to make payments in relation to certain transactions. These include indemnities to our directors and officers to the maximum extent permitted under applicable state laws and indemnifications related to certain lease agreements. In addition, certain advertiser and reseller partner agreements contain indemnification provisions, which are generally consistent with those prevalent in the industry. We have not incurred significant obligations under indemnification provisions historically, and do not expect to incur significant obligations in the future. Accordingly, we have not recorded any liabilities related to such indemnities as of March 31, 2015 and December 31, 2014.
We include service level commitments to our customers guaranteeing certain levels of uptime reliability and performance for our hosting and premium DNS products. These guarantees permit those customers to receive credits in the event we fail to meet those levels, with exceptions for certain service interruptions including but not limited to periodic maintenance. We have not incurred any material costs as a result of such commitments during any of the periods presented, and have not recorded any liabilities related to such obligations as of March 31, 2015 and December 31, 2014.
Indirect Taxes
We are subject to indirect taxation in some, but not all, of the various states and foreign jurisdictions in which we conduct business. Laws and regulations attempting to subject communications and commerce conducted over the Internet to various indirect taxes are becoming more prevalent, both in the United States (U.S.) and internationally, and may impose additional burdens on us in the future. Increased regulation could negatively affect our business directly, as well as the businesses of our customers. Taxing authorities may impose indirect taxes on the Internet-related revenue we generate based on regulations currently being applied to similar, but not directly comparable, industries. There are many transactions and

Desert Newco, LLC
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except unit, share, per unit and per share amounts)

calculations where the ultimate indirect tax determination is uncertain. In addition, domestic and international indirect taxation laws are subject to change. In the future, we may come under audit, which could result in changes to our indirect tax estimates. We continually evaluate those jurisdictions in which nexus exists and believe we maintain adequate indirect tax accruals to offset potential liabilities that may arise upon audit. Although we believe our indirect tax estimates and associated accruals are reasonable, the final determination of indirect tax audits and any related litigation could be different than the amounts established for indirect tax contingencies.
As of March 31, 2015 and December 31, 2014, our accrual for estimated indirect tax liabilities was $6.4 million and $5.9 million, respectively, which reflects our best estimate of the probable liability based on an analysis of our business activities, revenues subject to indirect taxes and applicable regulations in each jurisdiction. Due to the complexity and uncertainty surrounding indirect tax laws, we believe it is reasonably possible we have incurred additional losses related to indirect taxes; however, we are not able to estimate a range of the loss.
Off-Balance Sheet Arrangements
As of March 31, 2015 and December 31, 2014, we had no off-balance sheet arrangements that had, or which are reasonably likely to have, a material effect on our consolidated financial statements.

9.    Income Taxes
We are structured generally as a limited liability company taxed as a partnership for U.S. income tax purposes, which will continue following the IPO discussed in Note 13. Under these provisions, we are considered a pass-through entity and generally do not pay corporate income taxes on our taxable income in most jurisdictions. Instead, our members are liable for U.S. federal and state income taxes based on their taxable income. We are liable for income taxes in certain foreign countries, in those states not recognizing our pass-through status and for certain subsidiaries not taxed as pass-through entities.
Our effective tax rate differs from statutory rates primarily due to our pass-through entity structure for U.S. income tax purposes, while being treated as taxable in certain states and various foreign countries as well as for certain subsidiaries. In all foreign countries where we conduct business, except Canada, we operate through legal entities disregarded for U.S. income tax purposes, and are subject to income tax in both the local country and the U.S.
Our effective income tax rate was (0.9)% and (2.3)% for the three months ended March 31, 2015 and 2014, respectively. The tax benefit differed in the three months ended March 31, 2015 compared to the same period in 2014 primarily due to increased taxable income from our taxable corporate subsidiaries.
We determined a liability related to uncertain income tax positions does not exist during any of the periods presented. Although we believe the amounts reflected in our income tax returns substantially comply with applicable federal, state and foreign tax regulations, the respective taxing authorities may take contrary positions based on their interpretation of the law. A tax position successfully challenged by a taxing authority could result in an adjustment to the provision or benefit for income taxes in the period in which a final determination is made.

10.    Loss Per Unit
Basic loss per unit is computed by dividing net loss by the weighted-average number of units outstanding during the period. Diluted loss per unit is computed giving effect to all potential weighted average dilutive units, including options, RSUs and warrants. The dilutive effect of outstanding equity awards, if any, is reflected in diluted earnings per unit by application of the treasury stock method. Diluted loss per unit for all periods presented is the same as basic loss per unit as the inclusion of potentially issuable units would be antidilutive.

Desert Newco, LLC
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except unit, share, per unit and per share amounts)

A reconciliation of the denominator used in the calculation of basic and diluted loss per unit is as follows:

	Three Months Ended March 31,
	2015	2014
Numerator:
Net loss	$(43.4)	$(51.3)

Denominator:
Weighted-average units outstanding—basic and diluted	129,082,591	128,014,878
Effect of dilutive securities	—	—
Weighted-average units outstanding—diluted	129,082,591	128,014,878

Net loss per unit—basic and diluted	$(0.34)	$(0.40)
During the three months ended March 31, 2015 and 2014, we had 12,263,855 and 8,311,822 weighted-average potentially dilutive units, respectively, which were excluded from the calculation of diluted loss per unit because the effect of including such potentially dilutive units would have been antidilutive.

11.    Geographic Information
Revenue by geography is based on the address of the customer. The following sets forth our total revenue by geographic area:

	Three Months Ended March 31,
	2015	2014
U.S.	$280.4	$242.5
International	95.9	77.7
	$376.3	$320.2
No individual international country represented more than 10% of total revenue in any period presented. Substantially all of our assets are located in the U.S.

12.    Related Party Transactions
Amounts paid to affiliates of KKR related to their participation as lenders under our Credit Facility were as follows:

	Three Months Ended March 31,
	2015	2014
Principal	$0.1	$0.1
Interest and other fees	0.4	0.3
As of March 31, 2015 and December 31, 2014, affiliates of KKR held $29.1 million of the outstanding principal balance of the Term Loan and $5.0 million of the outstanding principal balance of the Revolving Credit Loan as participating lenders.
On December 16, 2011, we entered into a transaction and monitoring fee agreement expiring December 16, 2021 with affiliates of certain of the Sponsors pursuant to which those entities provide management and advisory services. During each of the three months ended March 31, 2015 and 2014, we paid $0.6 million under this arrangement. In April 2015, we terminated this agreement in connection with the completion of the IPO, as described in Note 13.

Desert Newco, LLC
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except unit, share, per unit and per share amounts)

On December 16, 2011, we entered into a services agreement with Bob Parsons pursuant to which we are obligated to provide customary benefits and to reimburse up to $0.5 million of business expenses annually. In April 2015, we terminated this agreement in connection with the completion of the IPO, as described in Note 13.
During each of the three months ended March 31, 2015 and 2014, we also paid $6.8 million of interest to Holdings under the Senior Note. In April 2015, we repaid the Senior Note in full, as described in Note 13.
In addition, Holdings has indemnified us for certain taxes related to periods prior to December 16, 2011 and we have agreed to provide customary indemnification to Bob Parsons related to his service to us.
In the ordinary course of business, we purchase and lease computer equipment, technology licensing and software maintenance and support from affiliates of Dell Inc. (Dell). Silver Lake and its affiliates have a significant ownership interest in Dell. During the three months ended March 31, 2015 and 2014, we paid $5.6 million and $4.5 million, respectively, to Dell for these purchases.

13.    Subsequent Events
On April 7, 2015, GoDaddy completed the IPO and received $491.8 million in proceeds, net of underwriting discounts and commissions. GoDaddy used these proceeds to make a capital contribution to us in exchange for 26,000,000 LLC Units. Immediately following the completion of the IPO and the related organizational transactions described in Note 5 to GoDaddy's balance sheets, GoDaddy held 64,825,912 LLC Units, representing an approximate 42% ownership interest in us.
We used the capital contribution received from GoDaddy, at their direction, to make the payments described below.
We incurred legal, accounting, printing and other professional fees in connection with the completion of the IPO. Through May 12, 2015, we have paid $0.1 million of these expenses. As of May 12, 2015, $6.6 million of these expenses remained unpaid, including $1.2 million and $0.2 million to be paid on behalf of the Sponsors and Bob Parsons, respectively.
In April 2015, we made a final aggregate payment of $26.6 million to affiliates of certain of the Sponsors upon the termination of the transaction and monitoring fee agreement in connection with the completion of the IPO, which was charged to general and administrative expenses. This payment was equal to the present value of the management fees that would have been payable during the ten-year period following termination. Following this payment, we have no further obligations under the transaction and monitoring fee agreement.
In April 2015, we paid $3.0 million to Bob Parsons upon the termination of the executive chairman services agreement in connection with the completion of the IPO, which was charged to general and administrative expenses. Following this payment, we have no further obligations under the executive chairman services agreement.
In April 2015, we made a payment totaling $316.0 million to repay the Senior Note, consisting of principal of $300.0 million, prepayment premiums of $13.5 million charged to interest expense and accrued interest of $2.5 million. Additionally, in connection with the repayment, $7.1 million of unamortized original issue discount and $0.9 million of deferred financing costs related to the Senior Note were charged to interest expense. Following this payment, we have no further obligations under the Senior Note.
In April 2015, we made a payment totaling $75.0 million to repay all amounts drawn on the Revolving Credit Loan. Following this payment, we have $150.0 million available for borrowing under the Revolving Credit Loan.
In April 2015, we completed an acquisition for consideration consisting of cash of $28.1 million and additional earn-out payments subject to the achievement of certain revenue targets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q as well as the discussion in the “Business” section of our prospectus dated March 31, 2015, filed with the SEC in accordance with Rule 424(b) of the Securities Act on April 1, 2015. This discussion and analysis reflects our historical results of operations and financial position, and, except as otherwise indicated below, does not give effect to the Reorganization Transactions or to the completion of our IPO.
Overview
We are a leading technology provider to small businesses, web design professionals and individuals, delivering simple, easy-to-use cloud-based products and outcome-driven, personalized customer care. We operate the world’s largest domain marketplace, where our customers can find a unique piece of digital real estate perfectly matching their idea. We provide website building, hosting and security tools to help customers easily construct and protect their online presence and tackle the rapidly changing technology landscape. As our customers grow, we provide applications helping them connect to their customers, manage and grow their businesses and get found online.
The growth of our business and our ability to achieve and maintain profitability will depend on many factors, including our ability to continue to expand our product offerings, to successfully expand internationally, to efficiently acquire new customers and to increase our sales to existing customers. While these areas present significant opportunities, they also present risks we must manage to ensure successful results. If we are unable to address these challenges, our business could be adversely affected. We make significant ongoing investments in technology and development, marketing and advertising and Customer Care to support our revenue growth. As a result of these growth investments, we do not expect to be profitable in the near future.
Factors Affecting Our Performance
We believe the growth of our business and our future success depend on various opportunities, challenges and other factors, including the following:
Small businesses transitioning online. Many small businesses and organizations remain offline, given limited resources and inadequate tools. Our growth will depend in part on how quickly these small businesses and ventures take steps to establish an online presence with domains and websites and how many of them do so with us, and, once online, the rate at which they adopt our hosting, presence and business applications solutions to connect them to their customers and manage their businesses.
Evolution of the domains market. It is becoming increasingly difficult for customers to find the name best suiting their needs. As a result, many new generic top-level domains (gTLDs) have been authorized for release over the next several years addressing a wide range of markets and interests, from professions to personal interests to geographies, which will significantly expand the inventory of available domains. Our pricing for domain registrations for new gTLDs may be higher than that of first generation gTLDs due to differences in the way new gTLDs are regulated. Additionally, there is a growing secondary market for the resale of existing domains. Our growth will depend in part on the continued relevance of first generation gTLDs, the timing and extent of adoption of new gTLDs, the continued development of the secondary domains market and pricing for domains.
International expansion. As we have increased our international presence by expanding into new markets, we have experienced higher growth in sales to international customers than our domestic customers in recent periods. We believe our global opportunity is significant, and to address this opportunity, we have launched, and intend to continue to launch, localized versions of our products. We have also invested, and intend to continue to invest, in product marketing, infrastructure and personnel to support our international expansion efforts. These increased marketing costs may increase our cost of acquiring international customers, which may delay our ability to achieve profitability or reduce our profitability in the future. Our growth will depend in part on the adoption of our products in international markets, our ability to market them successfully and our ability to expand our operations into international markets. We believe our investment in localized versions of our products, infrastructure and regional Customer Care will contribute to our revenue growth, but it may delay our ability to achieve profitability or reduce our profitability in the future.
Leveraging cloud-based technologies. We have made significant investments in technology and development expenses and intend to continue to invest in product innovation to address the needs of our customers. Our revenue growth will depend in part on our ability to leverage our cloud-based technology platform and infrastructure to continue to launch new product offerings and offer them to our customers efficiently. While we believe these investments will enable us to grow our revenue, they may delay our ability to achieve profitability or reduce our profitability in the future.
Enhancements in brand and marketing. We expect to continue to dedicate significant resources to brand advertising and direct marketing efforts, particularly as we expand into new geographies and introduce new products. We have benefitted from high lifetime revenue per customer relative to the corresponding marketing and advertising spend we have made. Given these unit economics, we will continue to employ highly-analytic, metric-driven marketing efforts to acquire new customers. Our growth will depend in part on our ability to launch impactful marketing campaigns and appropriately balance our level of spend with the benefits realized through new customer acquisitions and increased total bookings. Consistent with our ongoing efforts to balance our brand awareness with a more personalized, data-driven marketing approach in an effort to expand our global footprint, we recently announced that we are ending our NASCAR sponsorship. In addition to our increased international focus, we are also targeting higher potential value segments like web professionals through our new GoDaddy Pro program, which we expect may increase our cost to acquire customers over time. We believe our continued investment in brand advertising and direct marketing will help us acquire new customers, grow our revenue and improve our operating results over time. However, these investments may increase our cost to acquire customers and as a result may also delay our ability to achieve profitability or reduce our profitability in the future.
Key Metrics
We monitor the following key metrics to help us evaluate growth trends, establish budgets and assess operational performance. In addition to our results determined in accordance with GAAP, we believe the following non-GAAP and operational measures are useful in evaluating our business:

	Three Months Ended March 31,
	2015	2014
	(in millions, except ARPU)
Total bookings	$498.7	$438.5
Total customers at period end	13.1	11.9
Average revenue per user (ARPU)	$115	$105
Adjusted EBITDA	$93.9	$79.7
Total bookings. Total bookings represents gross cash receipts from the sale of products to customers in a given period before giving effect to certain adjustments, primarily net refunds granted in the period. Total bookings provides valuable insight into the sales of our products and the performance of our business since we typically collect payment at the time of sale and recognize revenue ratably over the term of our customer contracts. We report total bookings without giving effect to refunds granted in the period because refunds often occur in periods different from the period of sale for reasons unrelated to the marketing efforts leading to the initial sale. Accordingly, by excluding net refunds, we believe total bookings reflects the effectiveness of our sales efforts in a given period.
Total bookings increased 13.7% from $438.5 million for the three months ended March 31, 2014 to $498.7 million for the three months ended March 31, 2015, primarily resulting from a 9.3% increase in total customers since March 31, 2014, a 3.5% increase in domains under management over the same period and increased customer spending on non-domains products. Our hosting and presence and business applications bookings are growing at a faster pace than domains bookings as customers broaden their adoption of our products.
Total customers. We define total customers as those that, as of the end of a period, have an active subscription. A single user may be counted as a customer more than once if the user maintains active subscriptions in multiple accounts. Total customers is an indicator of the scale of our business and is a critical factor in our ability to increase our revenue base.
Total customers increased 9.3% from 11.9 million as of March 31, 2014 to 13.1 million as of March 31, 2015. Our customer growth primarily resulted from increased brand awareness, our ongoing direct marketing and advertising initiatives, our continued expansion in international markets and expanded and enhanced product offerings.

Average revenue per user (ARPU). We calculate ARPU as total revenue during the preceding 12-month period divided by the average of the number of total customers at the beginning and end of the period. ARPU provides insight into our ability to sell additional products to customers, though the impact to date has been muted due to our continued growth in total customers. The impact of purchase accounting adjustments makes comparisons of ARPU among historical periods less meaningful; however, in future periods, as the effects of purchase accounting decrease, ARPU will become a more meaningful metric.
ARPU increased 9.6% from $105 for the three months ended March 31, 2014 to $115 for the three months ended March 31, 2015, primarily due to increased customer spend, revenue from businesses acquired in the fourth quarter of 2013 and the reduced impact of purchase accounting adjustments.
Adjusted EBITDA. Adjusted EBITDA is a measure of our performance that aligns our bookings and operating expenditures, and is the primary metric management uses to evaluate the profitability of our business. We calculate adjusted EBITDA as net loss excluding depreciation and amortization, interest expense (net), provision (benefit) for income taxes and adjustments to the TRA liability, equity-based compensation expense, change in deferred revenue, change in prepaid and accrued registry costs, acquisition and sponsor-related costs and a non-recurring reserve for sales taxes. Acquisition and sponsor-related costs include (i) retention and acquisition-specific employee costs, (ii) acquisition-related professional fees, (iii) adjustments to the fair value of contingent consideration, (iv) costs incurred under the transaction and monitoring fee agreement with the Sponsors, which ceased in April 2015 following a final payment in connection with the completion of our IPO, (v) costs incurred under the executive chairman services agreement, which ceased in April 2015 following a payment in connection with the completion of our IPO and (vi) costs associated with consulting services provided by an affiliate of KKR. As a result of our business model, we typically collect payment at the time of sale and generally recognize revenue ratably over the term of our customer contracts. At the time of a domain sale, we also incur the obligation for the domain name registry fees associated with the customer contract. As a result, sales to customers increase our deferred revenue and prepaid and accrued registry costs. We therefore adjust net loss for changes in deferred revenue and changes in the associated prepaid and accrued registry costs to facilitate a better comparison of our performance from period to period.
Adjusted EBITDA increased 17.8% from $79.7 million for the three months ended March 31, 2014 to $93.9 million for the three months ended March 31, 2015, primarily due to our revenue growth and improved operating efficiencies.
Reconciliation of Non-GAAP Financial Measures
Our non-GAAP financial measures have limitations as analytical tools and you should not consider them in isolation or as a substitute for an analysis of our results under GAAP. There are a number of limitations related to the use of these non-GAAP financial measures versus their nearest GAAP equivalents. First, total bookings and adjusted EBITDA are not substitutes for total revenue and net loss, respectively. Second, these non-GAAP financial measures may not provide information directly comparable to measures provided by other companies in our industry, as those other companies may calculate their non-GAAP financial measures differently, particularly related to adjustments for acquisition accounting and non-recurring expenses. Third, adjusted EBITDA excludes certain recurring expenses that have been, and will continue to be, significant expenses of our business.
The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.

	Three Months Ended March 31,
	2015	2014
	(in millions)
Total Bookings:
Total revenue	$376.3	$320.2
Change in deferred revenue	87.0	86.7
Net refunds	35.1	29.1
Other	0.3	2.5
Total bookings	$498.7	$438.5

	Three Months Ended March 31,
	2015	2014
	(in millions)
Adjusted EBITDA:
Net loss	$(43.4)	$(51.3)
Interest expense, net of interest income(1)	23.5	17.6
Benefit for income taxes and adjustments to the TRA liability(2)	(0.4)	(1.2)
Depreciation and amortization	37.4	36.7
Equity-based compensation expense	8.7	6.8
Change in deferred revenue	87.0	86.7
Change in prepaid and accrued registry costs(3)	(20.6)	(18.9)
Acquisition and sponsor-related costs(4)	1.7	1.5
Sales tax accrual(5)	—	1.8
Adjusted EBITDA	$93.9	$79.7

(1)	Interest income is included in “Other income (expense), net” in Desert Newco’s condensed consolidated statements of operations.

(2)	There were no adjustments to the TRA liability for the three months ended March 31, 2015 and 2014.

(3)	This amount includes the changes in prepaid domain name registry fees, registry deposits and registry payables.

(4)	Cash paid for acquisition and sponsor-related costs were $0.6 million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively.

(5)
This amount represents increases or decreases in the accrual for prior period sales tax obligations. See Note 8 to Desert Newco's condensed consolidated financial statements appearing in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations
The following tables set forth our consolidated results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2015	2014
	(in millions)
Revenue:
Domains	$199.2	$180.5
Hosting and presence	140.2	115.6
Business applications	36.9	24.1
Total revenue	376.3	320.2
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	137.2	125.8
Technology and development	67.6	61.6
Marketing and advertising	50.7	41.0
Customer care	56.7	46.4
General and administrative	47.2	42.8
Depreciation and amortization	37.4	36.7
Total costs and operating expenses	396.8	354.3
Operating loss	(20.5)	(34.1)
Interest expense	(23.5)	(17.6)
Other income (expense), net	0.2	(0.8)
Loss before income taxes	(43.8)	(52.5)
Benefit for income taxes	0.4	1.2
Net loss	$(43.4)	$(51.3)

	Three Months Ended March 31,
	2015	2014
Revenue:
Domains	52.9%	56.4%
Hosting and presence	37.3%	36.1%
Business applications	9.8%	7.5%
Total revenue	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	36.5%	39.3%
Technology and development	18.0%	19.2%
Marketing and advertising	13.5%	12.8%
Customer care	15.1%	14.5%
General and administrative	12.5%	13.4%
Depreciation and amortization	9.9%	11.5%
Total costs and operating expenses	105.5%	110.7%
Operating loss	(5.5)%	(10.7)%
Interest expense	(6.2)%	(5.5)%
Other income (expense), net	0.1%	(0.2)%
Loss before income taxes	(11.6)%	(16.4)%
Benefit for income taxes	0.1%	0.4%
Net loss	(11.5)%	(16.0)%

Comparison of the Three Months Ended March 31, 2015 and the Three Months Ended March 31, 2014
Revenue

	Three Months Ended March 31,		Change
	2015	2014	$	%
Revenue:	(dollars in millions)
Domains	$199.2	$180.5	$18.7	10%
Hosting and presence	140.2	115.6	24.6	21%
Business applications	36.9	24.1	12.8	53%
Total revenue	$376.3	$320.2	$56.1	18%
The following table reflects the impact of purchase accounting to our total revenue during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Impact of purchase accounting:
Total revenue	$376.3	$320.2
Impact of purchase accounting on revenue	2.5	6.2
Total revenue excluding impact of purchase accounting(1)	$378.8	$326.4

(1)
This amount represents the amount of revenue we would have recognized if not for the impact of purchase accounting. Recording deferred revenue at fair value in purchase accounting had the effect of reducing acquired deferred revenue and thereby reducing the recognition of revenue in subsequent periods as compared to the amounts we would have otherwise recognized. To the extent our customers renew their contracts, the full amount of renewal revenue will be recognized in future periods.

Domains. Domains revenue increased $18.7 million, or 10.4%, from $180.5 million for the three months ended March 31, 2014 to $199.2 million for the three months ended March 31, 2015. The increase was primarily attributable to a $15.4 million increase in revenue from .com, .net and .org domains and a $1.5 million increase in revenue from new gTLDs. Domains under management increased 3.5% from 57.7 million as of March 31, 2014 to 59.8 million as of March 31, 2015.
Hosting and presence. Hosting and presence revenue increased $24.6 million, or 21.3%, from $115.6 million for the three months ended March 31, 2014 to $140.2 million for the three months ended March 31, 2015. The increase was primarily attributable to a $7.0 million increase in revenue from our website hosting products, a $6.7 million increase in revenue from our website builder product and a $6.3 million increase in revenue from the sale of Secure Sockets Layer (SSL) certificates.
Business applications. Business applications revenue increased $12.8 million, or 53.1%, from $24.1 million for the three months ended March 31, 2014 to $36.9 million for the three months ended March 31, 2015. The increase was primarily driven by the offering of expanded email solutions and increased customer adoption of our business applications products.

Costs and Operating Expenses
Cost of revenue

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(dollars in millions)
Cost of revenue (excluding depreciation and amortization)	$137.2	$125.8	$11.4	9%
Cost of revenue increased $11.4 million, or 9.1%, from $125.8 million for the three months ended March 31, 2014 to $137.2 million for the three months ended March 31, 2015. This increase was primarily attributable to a $7.6 million increase in domain registration costs driven by a 3.5% increase in domains under management, a $2.7 million increase in software licensing fees and a $1.1 million increase in payment processing fees due to the overall bookings increase. These increases were partially offset by a $0.7 million decrease in third-party commissions.
Technology and development

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(dollars in millions)
Technology and development	$67.6	$61.6	$6.0	10%
Technology and development expenses increased $6.0 million, or 9.7%, from $61.6 million for the three months ended March 31, 2014 to $67.6 million for the three months ended March 31, 2015. The increase was primarily attributable to a $2.3 million increase in compensation-related costs for our technology and development employees, including a $1.6 million increase in equity-based compensation, a $1.3 million increase in data center rent related to the continued growth of our business, a $1.2 million increase in independent contractor costs to support our internal development team and expedite delivery of product enhancements to our customers and a $1.1 million increase in software maintenance and support costs. The investments in additional technology and development expenses were to enhance our integrated technology infrastructure and support our new product offerings, international expansion and the overall growth of our business.
Marketing and advertising

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(dollars in millions)
Marketing and advertising	$50.7	$41.0	$9.7	24%
Marketing and advertising expenses increased $9.7 million, or 23.7%, from $41.0 million for the three months ended March 31, 2014 to $50.7 million for the three months ended March 31, 2015. The increase was primarily attributable to a $9.3 million increase in discretionary brand development costs, including a $6.9 million increase in online and search engine marketing, a $1.2 million increase in affiliate program commissions and a $0.5 million increase in international television advertising.

Customer care

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(dollars in millions)
Customer care	$56.7	$46.4	$10.3	22%
Customer care expenses increased $10.3 million, or 22.2%, from $46.4 million for the three months ended March 31, 2014 to $56.7 million for the three months ended March 31, 2015. The increase was primarily due to a $9.3 million increase in compensation-related costs, primarily attributable to a 16.5% increase in employee headcount, as well as $1.0 million of incremental costs associated with the continued expansion of our international third-party Customer Care locations.
General and administrative

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(dollars in millions)
General and administrative	$47.2	$42.8	$4.4	10%
General and administrative expenses increased $4.4 million, or 10.3%, from $42.8 million for the three months ended March 31, 2014 to $47.2 million for the three months ended March 31, 2015. The increase was primarily due to a $4.0 million increase in compensation-related costs, primarily driven by a 5.7% increase in employee headcount, a $1.6 million increase in office rent related to the expansion of our facilities and a $0.9 million exit charge recorded in the first quarter of 2015 related to the closure of one of our offices. These increases were partially offset by a $1.3 million decrease in sales tax expense.
Depreciation and amortization

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(dollars in millions)
Depreciation and amortization	$37.4	$36.7	$0.7	2%
There were no material changes in depreciation and amortization expense between the periods presented.
Interest expense

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(dollars in millions)
Interest expense	$23.5	$17.6	$5.9	34%
Interest expense increased $5.9 million, or 33.5%, from $17.6 million for the three months ended March 31, 2014 to $23.5 million for the three months ended March 31, 2015. The increase was primarily driven by an increase in our outstanding long-term debt from $1,130.8 million as of March 31, 2014 to $1,469.5 million as of March 31, 2015 and an increase in our average effective interest rate to 5.3% as of March 31, 2015.

Liquidity and Capital Resources
Overview
Prior to the completion of our IPO in April 2015, our principal sources of liquidity have been cash flow generated from operations and long-term debt financings. Our principal uses of cash have been to fund operations, acquisitions and capital expenditures, as well as make distributions to holders of LLC Units, interest payments and mandatory principal payments on our long-term debt.
On April 7, 2015, we completed our IPO selling 26,000,000 shares of Class A common stock, which includes 2,500,000 shares purchased by certain of Desert Newco's existing owners, at a public offering price of $20.00 per share, receiving $491.8 million in proceeds, net of underwriting discounts and commissions. We contributed the net proceeds to Desert Newco, which, at our direction, used the proceeds for the following:

•
to pay $6.7 million of expenses, including legal, accounting, printing and other professional fees incurred in connection with the completion of the IPO, of which $6.6 million remains unpaid as of May 12, 2015, and including $1.2 million and $0.2 million to be paid on behalf of the Sponsors and Bob Parsons, respectively;

•	to make a final aggregate payment of $26.6 million to the Sponsors upon the termination of the transaction and monitoring fee agreement in connection with the completion of the IPO;

•	to make a payment of $3.0 million to Bob Parsons, upon the termination of the executive chairman services agreement in connection with the completion of the IPO;

•	to make a payment totaling $316.0 million to repay the Senior Note, including related prepayment premiums of $13.5 million and accrued interest of $2.5 million;

•	to make a payment of $75.0 million to repay all amounts drawn on the Revolving Credit Loan; and

•	to make a payment of $28.1 million to complete an acquisition.
The remaining $36.4 million of proceeds will be used by Desert Newco for general corporate purposes.
Immediately following the completion of the IPO, there were 64,825,912 shares of Class A common stock outstanding, and we held 64,825,912 LLC Units, representing an approximate 42% ownership interest in Desert Newco. Additionally, immediately following the completion of the IPO, there were 90,425,288 shares of Class B common stock outstanding, equivalent to the number of LLC Units not held by us.
In general, we seek to deploy our capital in a systematically prioritized manner focusing first on requirements for operations, then on growth investments, and finally on equity holder returns. Our strategy is to deploy capital from any potential source, whether debt, equity or internally generated cash, depending on the adequacy and availability of that source of capital and which source may be used most efficiently and at the lowest cost at that point in time. Therefore, while cash generated from operations is our primary source of operating liquidity and we believe our internally generated cash flows are sufficient to support our day-to-day business operations, we use a variety of capital sources to fund our needs for less predictable investment decisions such as acquisitions.
We have incurred long-term debt, including under the Credit Facility described below, to fund acquisitions and for our working capital needs. As a result of our debt, we are limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. However, the restrictions under our Credit Facility are subject to a number of qualifications and exceptions and may be amended with the consent of our lenders. Following its repayment in April 2015 with a portion of the proceeds from our IPO, we have no remaining obligations under the Senior Note. The repayment of the Senior Note will result in annual interest savings of $27.0 million.
We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support domestic and international development efforts, continued brand development and advertising spend, the expansion of Customer Care and general and administrative activities, the introduction of new and enhanced product offerings and the costs to support new and replacement capital equipment.

Credit Facility
Our Credit Facility consists of the $1,100.0 million Term Loan maturing on May 13, 2021 and the available $150.0 million Revolving Credit Loan maturing on May 13, 2019. Borrowings under the Credit Facility bear interest at a rate equal to, at our option, either (a) LIBOR (not less than 1.0% for the Term Loan only) plus 3.75% per annum or (b) 2.75% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%. The interest rate margins will be reduced by 0.25% following the IPO and an additional 0.25% if we meet certain leverage criteria, which we expect to occur in the second quarter of 2015. In addition, a 1.0% pre-payment premium was payable until May 13, 2015 under certain circumstances.
The Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee on the Revolving Credit Loan. The Term Loan is required to be repaid in quarterly installments of 0.25% of the original principal, with the remaining balance due at maturity. The Term Loan must be repaid with proceeds of certain asset sales and debt issuances, and must be repaid with a portion of our excess cash flow, up to 50.0%, depending on our net leverage ratio. Debt under the Credit Facility is guaranteed by all of our material domestic subsidiaries and is secured by substantially all of our and such subsidiaries’ real and personal property.
The Credit Facility contains covenants restricting, among other things, our ability to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes including mergers and consolidations, sell assets, make restricted payments including dividends, distributions and investments, prepay junior indebtedness and engage in operations other than in connection with acting as a holding company, subject to customary exceptions. The Revolving Credit Loan also contains a financial covenant requiring us to maintain a maximum net leverage ratio of 7.25:1.00 at all times our usage exceeds 30.0% of the maximum capacity. The net leverage ratio is calculated as the ratio of first lien secured debt less cash and cash equivalents to consolidated EBITDA (as defined in the Credit Facility). As of March 31, 2015, we were in compliance with all covenants under the Credit Facility.
Tax Receivable Agreements
Concurrent with the completion of the IPO, we became a party to the TRAs described in Note 5 to GoDaddy's balance sheets, included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
In the Investor Corp Mergers, we acquired the OBAs created when the Reorganization Parties acquired their original LLC Units. These OBAs entitle us to the depreciation and amortization previously allocable to the Reorganization Parties. To the extent this depreciation and amortization is used to reduce our taxable income, thereby resulting in actual tax savings, we will be required to pay the Reorganization Parties approximately 85% of this calculated tax savings.
Based on our projections of taxable income estimated as of the date of the IPO, and before deduction of any specially allocated depreciation and amortization, we anticipate having enough taxable income to utilize a significant portion of these specially allocated deductions related to the original OBAs. Accordingly, we expect to record a liability of between $160.0 million and $170.0 million payable to the Reorganization Parties under the TRAs, representing approximately 85% of the calculated tax savings based on the portion of the OBAs we anticipate being able to utilize in future years. This liability will be adjusted through general and administrative expenses each period based on changes in anticipated future taxable income and changes in the applicable interest rates we are required to use in determining the liability under the TRAs.
We expect to obtain an increase in our share of the tax basis of Desert Newco's assets when the Continuing LLC Owners exchange LLC Units (together with the corresponding shares of Class B common stock). When we acquire LLC Units from the Continuing LLC Owners, we expect both the OBAs and the anticipated basis adjustments will increase, for tax purposes, our depreciation and amortization deductions, reducing the amount of future income tax we would otherwise be required to pay. This increase in tax basis will create additional deferred tax assets and additional liability under the TRAs of approximately 85% of the calculated tax savings for the expected use of these additional deductions. The increase in tax basis may also decrease gains, or increase losses, on future dispositions of certain assets to the extent tax basis is allocated to those assets.
As described above, based on projections of taxable income as of the date of the IPO, we anticipate we will utilize a significant portion of the OBAs allocated to us in the form of additional depreciation and amortization deductions. These deductions are allowed prior to our utilization of any net operating loss or tax credit carryforward against income taxes. Accordingly, we have recorded a liability reflecting the portion of the calculated tax savings we expect to owe to the Reorganization Parties under the TRAs. Because we anticipate these additional depreciation and amortization deductions being greater than our taxable income for many years, the excess deductions allocated to us will increase the amount of our net operating loss carryforwards, also increasing the deferred tax assets described above as these excess deductions are realized.

As a result of the Reorganization Transactions and the IPO, we acquired LLC Units and are required to recognize deferred tax assets and liabilities for the difference between the financial reporting and tax basis of our investment in Desert Newco at the investor level. We are a newly formed corporation with no operating history. We expect to be unable to utilize the net operating losses acquired in the Investor Corp Mergers and will be increasing those net operating losses due to the excess depreciation and amortization deductions. We believe there is significant uncertainty as to when we will be able to utilize these net operating loss carryforwards; therefore, after considering all available positive and negative evidence impacting the future realization of deferred tax assets, we have concluded it is more-likely-than-not these deferred tax assets will not be realized. Accordingly, a valuation allowance has been recorded at the date of the IPO against all of these deferred tax assets.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31, 2015
	2015	2014
	(in millions)
Net cash provided by operating activities	$72.1	$42.5
Net cash used in investing activities	(7.4)	(4.1)
Net cash used in financing activities	(6.9)	(0.3)
Net increase in cash and cash equivalents	$57.8	$38.1
Operating Activities
Our primary source of cash from operating activities has been cash collections from our customers. We expect cash inflows from operating activities to be primarily affected by increases in total bookings. Our primary uses of cash from operating activities have been for domain registration costs paid to registries, personnel costs, discretionary marketing and advertising costs, technology and development costs and interest payments. We expect cash outflows from operating activities to be affected by the timing of payments we make to registries and increases in personnel and other operating costs as we continue to grow our business.
Net cash provided by operating activities increased $29.6 million from $42.5 million during the three months ended March 31, 2014 to $72.1 million during the three months ended March 31, 2015, primarily due to a $13.6 million improvement in our operating loss and a $19.6 million increase in cash resulting from net changes in working capital. The primary driver of the working capital increase was a $23.2 million decrease in accrued expenses, primarily due to sales tax payments made since March 31, 2014.
Investing Activities
Our investing activities primarily consist of strategic acquisitions and purchases of property and equipment related to growth in our data centers and to support the overall growth in our business.
Net cash used in investing activities increased $3.3 million from $4.1 million during the three months ended March 31, 2014 to $7.4 million during the three months ended March 31, 2015, primarily due to $1.1 million of business acquisitions and the purchase of $1.1 million of marketable securities in 2015 and $1.1 million of cash received for acquisition purchase price adjustments in 2014.
Financing Activities
Our financing activities primarily consist of the payment of deferred IPO costs, the repayment of principal on long-term debt and option activity.
Net cash used in financing activities increased $6.6 million from $0.3 million during the three months ended March 31, 2014 to $6.9 million during the three months ended March 31, 2015, primarily due to the payment of $2.9 million of deferred IPO costs in 2015, a $1.9 million decrease in proceeds received from option exercises and a $1.1 million increase in payments made under capital leases.

Deferred Revenue
Deferred revenue consists of our sales for products not yet recognized as revenue at the end of a period. Our deferred revenue as of March 31, 2015 was $1,337.6 million, and is expected to be recognized as revenue as follows:

	Remainder of 2015	2016	2017	2018	2019	Thereafter	Total
	(in millions)
Domains	$421.6	$179.3	$69.3	$40.0	$24.0	$34.1	$768.3
Hosting and presence	266.6	106.1	45.5	16.4	6.5	4.5	445.6
Business applications	77.5	28.0	9.7	4.2	2.2	2.1	123.7
	$765.7	$313.4	$124.5	$60.6	$32.7	$40.7	$1,337.6
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in accordance with GAAP, and in doing so, we have to make estimates, assumptions and judgments affecting the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosure of contingent assets and liabilities. We base our estimates, assumptions and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our condensed consolidated financial statements, which, in turn, could change our results from those reported. We evaluate our critical accounting estimates, assumptions and judgments on an ongoing basis.
There have been no material changes in our critical accounting policies from those previously reported and disclosed in our prospectus dated March 31, 2015, filed with the SEC in accordance with Rule 424(b) of the Securities Act on April 1, 2015.

Recent Accounting Pronouncements
For information on recent accounting pronouncements, see Note 2 to Desert Newco's condensed consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our consolidated financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.
Foreign Currency Risk
Our functional currency is the U.S. dollar. To date, substantially all of our bookings and operating expenses have been denominated in U.S. dollars; therefore, we are not currently subject to significant foreign currency risk. However, as our international operations grow, our risks associated with fluctuations in currency rates may become greater. We intend to continue to assess our approach to managing this potential risk. Currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material, and we have not engaged in any foreign currency hedging transactions.
Interest Rate Sensitivity
Interest rate risk reflects our exposure to movements in interest rates associated with our borrowings. Borrowings under the Credit Facility bear interest at a rate equal to, at our option, either (a) LIBOR (not less than 1.0% for the Term Loan only) plus 3.75% per annum or (b) 2.75% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%. The interest rate margins will be reduced by 0.25% following the IPO and an additional 0.25% if we meet certain leverage criteria, which we expect to occur in the second quarter of 2015. Borrowings under the Term Loan and the Revolving Credit Loan were $1,091.8 million and $75.0 million, respectively, as of March 31, 2015. A hypothetical 10% increase or decrease in interest rates after March 31, 2015 would not have a material impact on our interest expense.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.
Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2015 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Part II - OTHER INFORMATION

Item 1.        Legal Proceedings
We are currently subject to litigation incidental to our business, including patent infringement litigation and trademark infringement claims, as well as other litigation of a non-material nature. Although the results of the lawsuits, claims and proceedings in which we are involved cannot be predicted with certainty, we do not believe the final outcome of these matters will have a material adverse effect on our business, financial condition or results of operations.
Regardless of the final outcome, defending lawsuits, claims and proceedings in which we are involved is costly and can impose a significant burden on management and employees. We may receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained.
Item 1A.    Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our prospectus dated March 31, 2015, filed with the SEC on April 1, 2015.
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sale of Unregistered Securities
In connection with the Reorganization Transactions, we issued 90,425,288 shares of Class B common stock to the Continuing LLC Owners. As part of the Investor Corp Mergers, we acquired certain of the Reorganization Parties, by merger, for which we issued 38,825,912 shares of Class A common stock as consideration. The issuances of Class A and Class B common stock described in this paragraph were made in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder.
The Continuing LLC Owners, from time-to-time, may require us to exchange all or a portion of their LLC Units, and their corresponding shares of Class B common stock, for newly-issued shares of Class A common stock on a one-for-one basis. The shares of Class B common stock will be canceled on a one-for-one basis upon any such issuance of Class A common stock.
Use of Proceeds
On March 31, 2015, the Registration Statement (File No. 333-196615) was declared effective by the SEC for our IPO pursuant to which we registered and sold an aggregate of 26,000,000 shares of Class A common stock (including 3,000,000 shares sold pursuant to the underwriters' over-allotment option and 2,500,000 shares purchased by certain of Desert Newco's existing owners) at a price of $20.00 per share. The offering commenced on April 1, 2015 and did not terminate before all of the securities registered in the Registration Statement were sold. The offering was completed on April 7, 2015, resulting in proceeds of $491.8 million, net of underwriters' discounts and commissions, which we used to purchase newly-issued LLC Units from Desert Newco at a price per unit equal to the IPO price.
As the sole managing member of Desert Newco, we caused Desert Newco to use the proceeds it received as follows: (i) to pay $6.7 million of expenses, including legal, accounting, printing and other professional fees incurred in connection with the completion of the IPO, of which $6.6 million remains unpaid as of May 12, 2015, and including $1.2 million and $0.2 million to be paid on behalf of the Sponsors and Bob Parsons, respectively; (ii) to make a final aggregate payment of $26.6 million to the Sponsors upon the termination of the transaction and monitoring fee agreement in connection with the completion of the IPO; (iii) to make a payment of $3.0 million to Bob Parsons, upon the termination of the executive chairman services agreement in connection with the completion of the IPO; (iv) to make a payment totaling $316.0 million to repay the Senior Note, including related prepayment premiums of $13.5 million and accrued interest of $2.5 million; (v) to make a payment of $75.0 million to repay all amounts drawn on the Revolving Credit Loan; and (vi) to make a payment of $28.1 million to complete an acquisition. The $36.4 million of remaining proceeds will be used by Desert Newco for general corporate purposes, which may include working capital, sales and marketing activities, solution and platform development, general and administrative matters and capital expenditures. We do not currently have any specific or preliminary plans with respect to the use of such remaining proceeds.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

Not applicable.

Item 6        Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GODADDY INC.

Date:	May 14, 2015	/s/ Scott W. Wagner
Scott W. Wagner
Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Reorganization Agreement dated as of March 31, 2015, by and among GoDaddy Inc., Desert Newco, LLC and the other parties named therein	8-K	001-36904	2.1	4/6/2015
3.1	Amended and Restated Certificate of Incorporation	8-K	001-36904	3.1	4/6/2015
3.2	Amended and Restated Bylaws	8-K	001-36904	3.2	4/6/2015
4.1	Form of common stock certificate of the Registrant	S-1/A	333-196615	4.1	3/19/2015
4.2+	GoDaddy Inc. 2015 Equity Incentive Plan, and form of agreements thereunder	S-8	333-203166	4.2	4/1/2015
4.3+	GoDaddy Inc. 2015 Employee Stock Purchase Plan	S-8	333-203166	4.3	4/1/2015
10.1	Third Amended and Restated Limited Liability Company Agreement of Desert Newco, LLC, dated as of March 31, 2015, by and among GoDaddy Inc., Desert Newco, LLC and the other parties named therein	8-K	001-36904	10.1	4/6/2015
10.2	Exchange Agreement, dated as of March 31, 2015, by and among Desert Newco, LLC, GoDaddy Inc. and the other parties named therein	8-K	001-36904	10.2	4/6/2015
10.3	Amended and Restated Registration Rights Agreement, dated as of March 31, 2015, by and among GoDaddy Inc., Desert Newco, LLC and the other parties named therein	8-K	001-36904	10.3	4/6/2015
10.4	Stockholder Agreement, dated as of March 31, 2015, by and among GoDaddy Inc., Desert Newco and the other parties named therein	8-K	001-36904	10.4	4/6/2015
10.5	Tax Receivable Agreement (Exchanges) dated as of March 31, 2015, by and among GoDaddy Inc. and the persons named therein	8-K	001-36904	10.5	4/6/2015
10.6	Tax Receivable Agreement (KKR Co-Invest Reorganization) dated as of March 31, 2015, by and among GoDaddy Inc. and GDG Co-Invest Blocker L.P.	8-K	001-36904	10.6	4/6/2015
10.7	Tax Receivable Agreement (KKR Reorganization) dated as of March 31, 2015, by and among GoDaddy Inc. and KKR 2006 GDG Blocker L.P.	8-K	001-36904	10.7	4/6/2015
10.8	Tax Receivable Agreement (SLP Reorganization) dated as of March 31, 2015, by and among GoDaddy Inc. and SLP III Kingdom Feeder I, L.P.	8-K	001-36904	10.8	4/6/2015
10.9	Tax Receivable Agreement (TCV Reorganization) dated as of March 31, 2015, by and among GoDaddy Inc. and TCV VII (A) L.P.	8-K	001-36904	10.9	4/6/2015
10.10	Restated and Amended Executive Chairman Services Agreement, dated March 4, 2015, by and between Desert Newco, LLC and Bob Parsons	S-1/A	333-196615	10.13	3/19/2015
10.11	Form of Indemnification Agreement	S-1/A	333-196615	10.20	2/24/2015
10.12+	Executive Incentive Compensation Plan	S-1/A	333-196615	10.22	2/24/2015
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**
The certifications attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of GoDaddy Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.