Form 10-Q
period 2015-06-30
GoDaddy Inc.
filed 2015-08-06
CIK 1609711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

As of July 31, 2015, there were 65,001,571 shares of GoDaddy Inc.'s Class A common stock, $0.001 par value per share, outstanding and 90,398,474 shares of GoDaddy Inc.'s Class B common stock, $0.001 par value per share, outstanding.

GoDaddy Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2015

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
Unless expressly indicated or the context suggests otherwise, references to GoDaddy, we, us and our refer (i) prior to the consummation of the organizational transactions described in Note 1 to our financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, to Desert Newco, LLC (Desert Newco) and its consolidated subsidiaries and (ii) after the consummation of the organizational transactions, to GoDaddy Inc. and its consolidated subsidiaries, including Desert Newco.
We refer to Kohlberg Kravis Roberts & Co. L.P. (together with its affiliates, KKR), Silver Lake Partners (together with its affiliates, Silver Lake) and Technology Crossover Ventures (together with its affiliates, TCV) collectively as the Sponsors.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
GoDaddy Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$289.4	$139.0
Short-term investments	5.4	3.0
Accounts receivable	5.3	3.5
Registry deposits	20.2	17.8
Prepaid domain name registry fees	294.0	272.8
Prepaid expenses and other current assets	30.7	24.8
Total current assets	645.0	460.9
Property and equipment, net	230.0	220.9
Prepaid domain name registry fees, net of current portion	160.5	152.8
Goodwill	1,662.3	1,661.2
Intangible assets, net	730.7	749.7
Other assets	11.5	19.3
Total assets	$3,440.0	$3,264.8
Liabilities and stockholders'/members’ equity
Current liabilities:
Accounts payable	$39.8	$31.9
Accrued expenses	133.9	114.5
Current portion of payable to related parties pursuant to tax receivable agreements	2.5	—
Current portion of deferred revenue	914.2	821.4
Current portion of long-term debt	4.8	5.0
Total current liabilities	1,095.2	972.8
Deferred revenue, net of current portion	468.5	429.2
Long-term debt, net of current portion	1,044.3	1,413.9
Payable to related parties pursuant to tax receivable agreements, net of current portion	167.9	—
Other long-term liabilities	38.9	38.5
Commitments and contingencies
Stockholders'/members' equity:
Members' interest	—	410.4
Preferred stock, $0.001 par value - 50,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value - 1,000,000 shares authorized; 64,953 shares issued and outstanding as of June 30, 2015	0.1	—
Class B common stock, $0.001 par value - 500,000 shares authorized; 90,398 shares issued and outstanding as of June 30, 2015	0.1	—
Additional paid-in capital	383.7	—
Accumulated deficit	(29.8)	—
Total stockholders' equity attributable to GoDaddy Inc./members' equity	354.1	410.4
Non-controlling interests	271.1	—
Total stockholders'/members’ equity	625.2	410.4
Total liabilities and stockholders'/members’ equity	$3,440.0	$3,264.8
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Domains	$208.5	$189.0	$407.7	$369.5
Hosting and presence	145.5	122.8	285.7	238.4
Business applications	40.5	26.7	77.4	50.8
Total revenue	394.5	338.5	770.8	658.7
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	139.7	127.1	276.9	252.9
Technology and development	67.7	63.4	135.3	125.0
Marketing and advertising	50.8	40.5	101.5	81.5
Customer care	55.7	45.3	112.4	91.7
General and administrative	75.8	42.9	123.0	85.7
Depreciation and amortization	38.4	37.8	75.8	74.5
Total costs and operating expenses	428.1	357.0	824.9	711.3
Operating loss	(33.6)	(18.5)	(54.1)	(52.6)
Interest expense	(16.6)	(20.6)	(40.1)	(38.2)
Loss on debt extinguishment	(21.4)	—	(21.4)	—
Other income (expense), net	0.5	0.7	0.7	(0.1)
Loss before income taxes	(71.1)	(38.4)	(114.9)	(90.9)
Benefit (provision) for income taxes	(0.2)	0.8	0.2	2.0
Net loss	(71.3)	(37.6)	(114.7)	(88.9)
Less: net loss attributable to non-controlling interests	(41.5)	—	(41.5)	—
Net loss attributable to GoDaddy Inc.	$(29.8)	$(37.6)	$(73.2)	$(88.9)
Net loss per share of Class A common stock—basic and diluted(2)	$(0.46)	$(0.29)	$(0.81)	$(0.69)
Weighted-average shares of Class A common stock outstanding—basic and diluted(2)	64,635	38,826	51,730	38,826
___________________________ (1) Costs and operating expenses include equity-based compensation expense as follows:

Technology and development	$4.3	$2.2	$8.1	$4.5
Marketing and advertising	1.7	0.7	3.0	1.7
Customer care	0.9	0.2	1.2	0.3
General and administrative	2.9	2.9	6.2	6.3

(2) Amounts for periods prior to our initial public offering have been retrospectively adjusted to give effect to the organizational transactions described in Note 1. The prior period amounts do not consider the 26,000 shares of Class A common stock sold in our initial public offering. See Note 11.

See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Stockholders'/Members' Equity (unaudited)
(In millions, except share amounts which are reflected in thousands)

		Class A Common Stock		Class B Common Stock
	Members' Equity	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total Stockholders' Equity
Balance at 12/31/2014	$410.4	—	$—	—	$—	$—	$—	$—	$—
Net loss prior to the Reorganization Transactions	(43.4)	—	—	—	—	—	—	—	—
Equity-based compensation expense	8.7	—	—	—	—	9.8	—	—	9.8
Effect of the Reorganization Transactions	(375.9)	38,826	0.1	90,425	0.1	61.6	—	314.1	375.9
Issuance of Class A common stock in initial public offering, net of offering costs	—	26,000	—	—	—	480.6	—	—	480.6
Net loss subsequent to Reorganization	—	—	—	—	—	—	(29.8)	(41.5)	(71.3)
TRA liability from the Reorganization Transactions	—	—	—	—	—	(170.4)	—	—	(170.4)
Stock option exercises and other	0.2	127	—	(27)	—	2.1	—	(1.5)	0.6
Balance at 6/30/2015	$—	64,953	$0.1	90,398	$0.1	$383.7	$(29.8)	$271.1	$625.2

See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(114.7)	$(88.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	75.8	74.5
Equity-based compensation	18.5	12.8
Loss on debt extinguishment	21.4	—
Other	4.5	5.9
Changes in operating assets and liabilities, net of amounts acquired:
Registry deposits	(2.4)	(2.6)
Prepaid domain name registry fees	(28.9)	(22.2)
Deferred revenue	132.1	129.4
Other operating assets and liabilities	13.1	(4.3)
Net cash provided by operating activities	119.4	104.6
Investing activities
Purchases of short-term investments	(6.5)	(3.0)
Maturities of short-term investments	4.1	3.2
Business acquisitions, net of cash acquired	(30.7)	1.1
Purchases of property and equipment, excluding improvements	(21.6)	(15.3)
Purchases of leasehold and building improvements	(1.4)	(3.3)
Other	1.1	1.2
Net cash used in investing activities	(55.0)	(16.1)
Financing activities
Proceeds from issuance of Class A common stock sold in initial public offering, net of offering costs	482.5	(0.6)
Distributions paid to unit and option holders	—	(348.5)
Proceeds from option exercises and other	0.9	2.3
Proceeds from term loan	—	263.8
Proceeds from revolving credit loan	—	75.0
Repayment of senior note	(300.0)	—
Repayment of revolving credit loan	(75.0)	—
Repayment of term loan	(5.5)	(2.1)
Payment of financing-related costs	(13.5)	(8.0)
Repayment of other financing obligations	(3.4)	(1.2)
Net cash provided by (used in) financing activities	86.0	(19.3)
Net increase in cash and cash equivalents	150.4	69.2
Cash and cash equivalents, beginning of period	139.0	95.4
Cash and cash equivalents, end of period	$289.4	$164.6
Supplemental cash flow information:
Cash paid during the period for:
Interest on long-term debt	$35.4	$26.0
Income taxes, net of refunds received	$1.0	$1.6
Supplemental information for non-cash investing and financing activities:
Fair value of contingent consideration in connection with acquisitions	$0.9	$—
Accrued capital expenditures, excluding improvements, at period end	$15.4	$7.2
Accrued capital expenditures, leasehold and building improvements, at period end	$0.5	$9.1
Building acquired under lease financing obligation	$—	$9.5
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

1.    Organization and Background
Description of Business
We are a leading technology provider to small businesses, web design professionals and individuals, delivering simple, easy-to-use cloud-based products and outcome-driven, personalized customer care. We operate the world’s largest domain marketplace and provide website building, hosting and security tools to help customers easily construct and protect their online presence and tackle the rapidly-changing technology landscape. As our customers grow, we provide applications helping them connect to their customers, manage and grow their businesses and get found online.
Initial Public Offering
We were incorporated on May 28, 2014 for the purpose of facilitating an initial public offering and other related transactions in order to operate the business of Desert Newco, LLC (Desert Newco) and its subsidiaries.
On April 7, 2015, we completed an initial public offering (IPO) and sold 26,000 shares of Class A common stock at a public offering price of $20.00 per share, including 2,500 shares purchased by affiliates of certain members of our board of directors (the Board). We received $491.8 million in proceeds, net of underwriting discounts and commissions, which we used to purchase newly-issued limited liability company units (LLC Units) from Desert Newco at a price per unit equal to the IPO price of $20.00 per share.
Organizational Transactions
In connection with the IPO, we completed a series of organizational transactions on April 7, 2015 (the Reorganization Transactions), including:

•
the amendment and restatement of Desert Newco's limited liability company agreement (the New LLC Agreement) to, among other things, appoint us as sole managing member and reclassify all LLC Units as non-voting units;

•	the issuance of shares of Class B common stock to each of Desert Newco's existing owners (the Continuing LLC Owners) on a one-to-one basis with the number of LLC Units owned; and

•	the acquisition, by merger, of four members of Desert Newco (the Reorganization Parties), for which we issued 38,826 shares Class A common stock as consideration (the Investor Corp Mergers).
We are the sole managing member of Desert Newco. Although we have a minority economic interest, we have sole voting power in, and control the management of, Desert Newco. As a result, we consolidate Desert Newco's financial results and report a non-controlling interest related to the portion of Desert Newco not owned by us. As of June 30, 2015, we owned approximately 41.8% of Desert Newco.
The Reorganization Transactions were considered transactions between entities under common control. As a result, the financial statements for periods prior to the IPO and the Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes.
Basis of Presentation
Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP), and include our accounts and the accounts of our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Our comprehensive loss is equivalent to our net loss during each of the periods presented, and as such, no statement of other comprehensive loss is presented.
Our interim condensed consolidated financial statements are unaudited. These financial statements have been prepared in accordance with GAAP, and in our opinion, include all adjustments of a normal recurring nature necessary for the fair presentation of the interim periods presented. The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2015.
The accompanying financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in our prospectus dated March 31, 2015, filed with the Securities and Exchange Commission (the SEC) in accordance with Rule 424(b) of the Securities Exchange Act of 1933, as amended (the Securities Act), on April 1, 2015.

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

Prior Period Reclassifications
Reclassifications of certain immaterial prior period amounts have been made to conform to the current period presentation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions affecting amounts reported in our financial statements. Our more significant estimates include:

•	the determination of the best estimate of selling price of the deliverables included in multiple-deliverable revenue arrangements,
•the fair value of assets acquired and liabilities assumed in business combinations,
•the assessment of recoverability of long-lived assets (property and equipment, goodwill and intangible assets),
•the estimated reserve for refunds,
•the estimated useful lives of intangible and depreciable assets,
•the grant date fair value of equity-based awards,
•the recognition, measurement and valuation of current and deferred income taxes,
•the recognition and measurement of amounts payable under tax receivable agreements, and
•the recognition and measurement of loss contingencies, indirect tax liabilities and certain accrued liabilities.
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

2.    Summary of Significant Accounting Policies
Other than as summarized below, there have been no material changes to our significant accounting policies from those disclosed in our prospectus dated March 31, 2015, filed with the SEC on April 1, 2015.
Income Taxes
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statements and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period in which the enactment date occurs.
We recognize deferred tax assets to the extent we believe these assets are more-likely-than-not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations.
We record uncertain tax positions on the basis of a two-step process in which (1) we determine whether it is more-likely-than-not the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions meeting the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

Interest and penalties related to income taxes are included in the benefit (provision) for income taxes in our consolidated statement of operations. We have not incurred any significant interest or penalties related to income taxes in any of the periods presented.
Payable to Related Parties Pursuant to the TRAs
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
In the Investor Corp Mergers, we received certain tax attributes, including the original basis adjustments (the OBAs), created when the Reorganization Parties acquired their original LLC Units. These OBAs entitle us to the depreciation and amortization previously allocable to the Reorganization Parties. To the extent this depreciation and amortization is used to reduce our taxable income, thereby resulting in actual tax savings, we will be required to pay the Reorganization Parties approximately 85% of this calculated tax savings. The liability under the TRAs will be adjusted through general and administrative expenses each period based on changes in anticipated future taxable income.
Based on current projections of taxable income, we anticipate we will utilize a significant portion of the OBAs allocated to us in the form of additional depreciation and amortization deductions. These deductions are allowed prior to our utilization of any net operating loss or tax credit carryforward against income taxes. Accordingly, we have recorded a liability reflecting the portion of the calculated tax savings we expect to owe to the Reorganization Parties under the TRAs. Because we anticipate these additional depreciation and amortization deductions being greater than our taxable income, the excess deductions allocated to us will increase the amount of our net operating loss carryforwards, also increasing the deferred tax assets described above as these excess deductions are realized.
We expect to obtain an increase in our share of the tax basis of Desert Newco's assets when the Continuing LLC Owners exchange LLC Units (together with the corresponding shares of Class B common stock) for Class A common stock. When we acquire LLC Units from the Continuing LLC Owners, we expect both the OBAs and the anticipated basis adjustments will increase, for tax purposes, our depreciation and amortization deductions, reducing the amount of future income tax we would otherwise be required to pay. This increase in tax basis will create additional deferred tax assets and additional liability under the TRAs of approximately 85% of the calculated tax savings for the expected use of these additional deductions. The increase in tax basis may also decrease gains, or increase losses, on future dispositions of certain assets to the extent tax basis is allocated to those assets.
As a result of the Reorganization Transactions and the IPO, we acquired LLC Units and are required to recognize deferred tax assets and liabilities for the difference between the financial reporting and tax basis of our investment in Desert Newco at the investor level.
Fair Value Measurements
Fair value is defined as an exit price, representing the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. The framework for measuring fair value provides a three-tier hierarchy prioritizing inputs to valuation techniques used in measuring fair value as follows:
Level 1—Observable inputs such as quoted prices for identical assets or liabilities in active markets;
Level 2—Inputs, other than quoted prices for identical assets or liabilities in active markets, which are observable either directly or indirectly; and
Level 3—Unobservable inputs in which there is little or no market data requiring the reporting entity to develop its own assumptions.
As of June 30, 2015 and December 31, 2014, we held certain assets required to be measured at fair value on a recurring basis. These include reverse repurchase agreements and bank time deposits, which are classified as either cash and cash equivalents or short-term investments in our consolidated balance sheets. We classify these assets within Level 1 or Level 2 because we use either quoted market prices or alternative pricing sources utilizing market observable inputs to determine their fair value.

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

Assets measured and recorded at fair value on a recurring basis were as follows:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Reverse repurchase agreements	$—	$40.0	$—	$40.0
Short-term investments:
Bank time deposits	5.4	—	—	5.4
Total assets measured and recorded at fair value	$5.4	$40.0	$—	$45.4

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Short-term investments:
Bank time deposits	$3.0	$—	$—	$3.0
Total assets measured and recorded at fair value	$3.0	$—	$—	$3.0
We have no other significant assets or liabilities measured at fair value on a recurring basis.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard on revenue recognition from contracts with customers. The new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB approved a one year deferral of the effective date making the new standard effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date. The new standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating the timing of our adoption and the impact of this new standard on our consolidated financial statements.
In February 2015, the FASB issued new guidance related to consolidations. The new standard amends the guidelines for determining whether certain legal entities should be consolidated and reduces the number of consolidation models. The new standard is effective for annual and interim reporting periods beginning after December 15, 2015, with Early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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
In April 2015, the FASB issued new guidance related to accounting for fees paid in a cloud computing arrangement. The new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new standard is effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

3.    Acquisitions
During the six months ended June 30, 2015, we completed three acquisitions for total aggregate consideration consisting of cash of $29.2 million and additional earn-out payments subject to the achievement of certain revenue targets. We recognized a liability of $0.9 million representing the initial estimated fair value of the contingent consideration. These acquisitions are not material to our results of operations, and as a result, no proforma financial information is presented.
The aggregate purchase price was allocated to the assets acquired and liabilities assumed based upon our assessment of their fair values as of the respective acquisition dates with $26.5 million attributed to identified indefinite-lived intangible assets, $2.5 million to other identified intangible assets, $1.1 million to goodwill, which is deductible for income tax purposes, and $0.9 million of net liabilities assumed. Identified intangible assets, which were valued using either income- or cost-based approaches, include an indefinite-lived domain portfolio and customer relationships, developed technology and branding having a total weighted-average amortization period of 1.7 years.

4.    Goodwill and Intangible Assets
The following table summarizes changes in our goodwill balance:

Balance at December 31, 2014	$1,661.2
Goodwill related to acquisitions	1.1
Balance at June 30, 2015	$1,662.3

Intangible assets, net are summarized as follows:

	June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Domains Sold	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	n/a	$445.0
Domain portfolio	26.5	n/a	$1.2	25.3
Finite-lived intangible assets:
Customer relationships	338.0	$167.7	n/a	170.3
Developed technology	210.6	128.2	n/a	82.4
Trade names	11.2	4.0	n/a	7.2
Other	1.1	0.6	n/a	0.5
	$1,032.4	$300.5	$1.2	$730.7

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Finite-lived intangible assets:
Customer relationships	336.9	$143.1	193.8
Developed technology	209.5	107.4	102.1
Trade names	10.9	2.8	8.1
Other	1.1	0.4	0.7
	$1,003.4	$253.7	$749.7

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

Customer relationships, developed technology, trade names and other intangible assets have weighted-average useful lives from the date of purchase of 103 months, 64 months, 58 months and 36 months, respectively. Amortization expense was $23.6 million and $23.8 million for the three months ended June 30, 2015 and 2014, respectively. Amortization expense was $46.8 million and $47.9 million for the six months ended June 30, 2015 and 2014, respectively. The weighted-average remaining amortization period for amortizable intangible assets was 51 months as of June 30, 2015. As individual domains are sold, our indefinite-lived domain portfolio is reduced by the allocated carrying cost of each domain, which is included in cost of revenue in our consolidated financial statements.

Based on the balance of finite-lived intangible assets at June 30, 2015, expected future amortization expense is as follows:

Year Ending December 31:
2015 (remainder of)	$46.7
2016	82.2
2017	47.5
2018	39.5
2019	24.0
Thereafter	20.5
$260.4

5.    Stockholders’ Equity
Restatement of Certificate of Incorporation
Our Board approved an amended and restated certificate of incorporation (the Restated Certificate of Incorporation), which became effective on March 31, 2015 immediately prior to the effectiveness of the Registration Statement on Form S-1 (the Registration Statement) filed in connection with our IPO. The Restated Certificate of Incorporation authorized the issuance of up to 1,000,000 shares of Class A common stock, up to 500,000 shares of Class B common stock and up to 50,000 shares of undesignated preferred stock, each having a par value of $0.001 per share. Shares of Class A common stock have both economic and voting rights. Shares of Class B common stock have no economic rights, but do have voting rights. Holders of Class A and Class B common stock are entitled to one vote per share and, except as otherwise required, will vote together as a single class on all matters on which stockholders generally are entitled to vote.
We are required to, at all times, maintain (i) a one-to-one ratio between the number of shares of Class A common stock outstanding and the number of LLC Units owned by us and (ii) a one-to-one ratio between the number of shares of Class B common stock owned by the Continuing LLC Owners and the number of LLC Units owned by the Continuing LLC Owners. We may issue shares of Class B common stock only to the extent necessary to maintain the one-to-one ratio. Shares of Class B common stock are transferable only together with an equal number of LLC Units if we, at the election of a Continuing LLC Owner, exchange LLC Units for Class A common stock.
Desert Newco Recapitalization
Desert Newco's board of directors adopted the New LLC Agreement, which became effective on March 31, 2015 immediately following the effectiveness of the Registration Statement. The New LLC Agreement, among other things, appointed us as Desert Newco's sole managing member and reclassified all outstanding LLC Units as non-voting units. The New LLC Agreement also revised the tax rate applicable to the tax distributions we are required to make to the holders of LLC Units. These tax distributions will be computed based on an assumed income tax rate equal to the sum of (i) the maximum marginal federal income tax rate applicable to an individual and (ii) 7%, which represents an assumed blended state income tax rate. The assumed income tax rate currently totals 46.6%, which will increase to 50.4% in certain cases when the tax on net investment income is applicable.
Investor Corp Mergers
As described in Note 1, we acquired the Reorganization Parties, to which we issued an aggregate of 38,826 shares of Class A common stock as consideration for the 38,826 aggregate LLC Units held by such entities. Upon consummation of the

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

Investor Corp Mergers, we recognized the acquired LLC Units at carrying value, as these transactions are considered to be between entities under common control.
We also acquired the tax attributes of the Reorganization Parties, which are recorded generally as deferred tax assets at the time of the Investor Corp Mergers. These attributes include net operating losses, tax credit carryforwards and OBAs arising from the original acquisition of LLC Units by the Reorganization Parties, as described in Note 10.
Initial Public Offering
As described in Note 1, on April 7, 2015, we completed an IPO and sold 26,000 shares of Class A common stock at a public offering price of $20.00 per share, receiving $491.8 million in proceeds, net of underwriting discounts and commissions, which we used to purchase newly-issued LLC Units from Desert Newco at a price per unit equal to the IPO price. In connection with the IPO, we issued 90,425 shares of Class B common stock to the Continuing LLC Owners.
We incurred $11.2 million, including amounts paid in 2014, of legal, accounting, printing and other professional fees related to the IPO, including $1.3 million and $0.1 million paid on behalf of the Sponsors and Bob Parsons, respectively. These amounts were charged against additional paid-in capital upon completion of the IPO.
We used the net proceeds from the IPO to make certain payments to the Sponsors and Bob Parsons as described in Note 13, to repay the note payable to The Go Daddy Group, Inc (Holdings) and all amounts drawn on our revolving credit loan as described in Note 8 and to make a $28.1 million payment to complete an acquisition.

6.    Equity-Based Compensation Plans
Our Board adopted the 2015 Equity Incentive Plan (the 2015 Plan), which became effective on March 31, 2015 upon the effectiveness of the Registration Statement. We reserved a total of 6,050 shares of Class A common stock for issuance pursuant to the 2015 Plan. In addition, the shares reserved for issuance include 4,235 shares reserved but unissued under Desert Newco's 2011 Unit Incentive Plan (the 2011 Unit Incentive Plan) plus up to 28,133 shares rolled over from the 2011 Unit Incentive Plan and from certain other option plans assumed in connection with acquisitions. The number of shares reserved for issuance will be increased automatically on January 1st of each year, beginning in 2016, by a number equal to the least of (i) 20,571 shares, (ii) 4% of the total shares of all classes of common stock outstanding as of the last day of the preceding year or (iii) such other amount as may be determined by our Board.
Our Board adopted the 2015 Employee Stock Purchase Plan (the ESPP), which became effective on March 31, 2015 upon the effectiveness of the Registration Statement. We reserved a total of 2,000 shares of Class A common stock for issuance pursuant to the ESPP. The number of shares reserved for issuance will be increased automatically on January 1st of each year, beginning in 2016, by a number equal to the least of (i) 1,000 shares, (ii) 1% of the total shares of all classes of common stock outstanding as of the last day of the preceding year or (iii) such other amount as may be determined by our Board.
We grant options at exercise prices equal to the fair market value of our Class A common stock on the date of grant. We recognize the grant date fair value of equity-based awards as compensation expense over the required service period of each award, taking into account the probability of our achievement of associated predetermined performance targets. Equity-based award activity was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Number of options granted	402	1,205	2,513	2,705
Weighted-average exercise price of options granted	$30.16	$16.14	$21.20	$15.38
Weighted-average grant date fair value of options granted	$12.11	$7.26	$8.57	$7.59
Number of RSUs granted	10	9	14	62
Weighted-average grant date fair value of RSUs granted	$30.16	$18.06	$27.06	$15.27
At June 30, 2015, total unrecognized compensation expense related to non-vested awards was $53.3 million with an expected remaining weighted-average recognition period of 2.6 years. We currently believe the performance targets related to the vesting of performance options will be achieved. If such targets are not achieved, or are subsequently determined to not be probable of being achieved, we will not recognize any equity-based compensation expense relating to performance options, and will reverse any previously recognized equity-based compensation expense.

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

The fair value of each ESPP share is estimated on the first day of each offering period using the Black-Scholes option pricing model, and is recognized as equity-based compensation expense on a straight-line basis over the term of each six-month offering period. As of June 30, 2015, $4.5 million has been withheld on behalf of employees for future purchases under the ESPP, which is included in accrued expenses in our condensed consolidated balance sheets. At June 30, 2015, total unrecognized compensation expense related to ESPP shares was $2.3 million, which will be recognized during the remainder of 2015.

7.    Deferred Revenue
Deferred revenue consists of the following:

	June 30, 2015	December 31, 2014
Current:
Domains	$499.6	$462.9
Hosting and presence	317.3	283.4
Business applications	97.3	75.1
	$914.2	$821.4
Noncurrent:
Domains	$283.5	$266.8
Hosting and presence	146.9	131.5
Business applications	38.1	30.9
	$468.5	$429.2

8.    Long-Term Debt
Long-term debt consists of the following:

	June 30, 2015	December 31, 2014
Term Loan due May 13, 2021 (effective interest rate of 5.2% at June 30, 2015 and December 31, 2014, respectively)	$1,089.0	$1,094.5
9% Note payable to Holdings (Senior Note)	—	300.0
Revolving Credit Loan due May 13, 2019 (effective interest rate of 4.0% at December 31, 2014)	—	75.0
Total	1,089.0	1,469.5
Less unamortized original issue discounts on long-term debt(1)	(39.9)	(50.6)
Less current portion of long-term debt	(4.8)	(5.0)
	$1,044.3	$1,413.9

(1)	Original issue discounts are amortized to interest expense over the life of the related debt instruments using the effective interest method.
Term Loan and Revolving Credit Loan
Our amended and restated secured credit agreement (the Credit Facility) consists of a $1,100.0 million original balance term loan maturing on May 13, 2021 (the Term Loan) and an available $150.0 million revolving credit loan maturing on May 13, 2019 (the Revolving Credit Loan). Borrowings under the Credit Facility bear interest at a rate equal to, at our option, either (a) LIBOR (not less than 1.0% for the Term Loan only) plus 3.25% per annum or (b) 2.25% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%. The interest rate margins above reflect reductions of 0.25% following the IPO and an additional 0.25% due to our achievement of certain leverage criteria.
In April 2015, we made a payment of $75.0 million to repay all amounts drawn on the Revolving Credit Loan. Following this payment, we have $150.0 million available for borrowing under the Revolving Credit Loan.
At June 30, 2015, we were not in violation of any covenants of the Credit Facility.

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

The estimated fair value of the Term Loan was $1,091.7 million at June 30, 2015 based on observable market prices for this loan, which is traded in a less active market and is therefore classified as a Level 2 fair value measurement.
Senior Note
In April 2015, we made a payment totaling $316.0 million to repay the Senior Note, consisting of principal of $300.0 million, prepayment premium of $13.5 million, which was recorded as a loss on debt extinguishment, and accrued interest of $2.5 million. Additionally, in connection with the repayment, $7.1 million of unamortized original issue discount and $0.8 million of deferred financing costs were recorded as a loss on debt extinguishment. Following this payment, the Senior Note was canceled.
Future Debt Maturities
Aggregate principal payments, exclusive of any unamortized original issue discounts, due on long-term debt as of June 30, 2015 are as follows:

Year Ending December 31:
2015 (remainder of)	$5.5
2016	11.0
2017	11.0
2018	11.0
2019	11.0
Thereafter	1,039.5
$1,089.0

9.    Commitments and Contingencies

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
During the three months ended June 30, 2015, we recorded $3.3 million in general and administrative expenses in our consolidated statements of operations related to a settlement reached in July 2015 in connection with an outstanding claim.
Indemnifications
In the normal course of business, we have made indemnities under which we may be required to make payments in relation to certain transactions. These include indemnities to our directors and officers to the maximum extent permitted under applicable state laws and indemnifications related to certain lease agreements. In addition, certain advertiser and reseller partner agreements contain indemnification provisions, which are generally consistent with those prevalent in the industry. We have not incurred significant obligations under indemnification provisions historically, and do not expect to incur significant obligations in the future. Accordingly, we have not recorded any liabilities related to such indemnities as of June 30, 2015 and December 31, 2014.
We include service level commitments to our customers guaranteeing certain levels of uptime reliability and performance for our hosting and premium DNS products. These guarantees permit those customers to receive credits in the event we fail to meet those levels, with exceptions for certain service interruptions including but not limited to periodic maintenance. We have not incurred any material costs as a result of such commitments during any of the periods presented, and have not recorded any liabilities related to such obligations as of June 30, 2015 and December 31, 2014.

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

Indirect Taxes
We are subject to indirect taxation in some, but not all, of the various states and foreign jurisdictions in which we conduct business. Laws and regulations attempting to subject communications and commerce conducted over the Internet to various indirect taxes are becoming more prevalent, both in the United States (U.S.) and internationally, and may impose additional burdens on us in the future. Increased regulation could negatively affect our business directly, as well as the businesses of our customers. Taxing authorities may impose indirect taxes on the Internet-related revenue we generate based on regulations currently being applied to similar, but not directly comparable, industries. There are many transactions and calculations where the ultimate indirect tax determination is uncertain. In addition, domestic and international indirect taxation laws are subject to change. We may be audited in the future, which could result in changes to our indirect tax estimates. We continually evaluate those jurisdictions in which nexus exists and believe we maintain adequate indirect tax accruals. Although we believe our indirect tax estimates and associated accruals are reasonable, the final determination of indirect tax audits and any related litigation could be different than the amounts established for indirect tax contingencies.
As of June 30, 2015 and December 31, 2014, our accrual for estimated indirect tax liabilities was $6.0 million and $5.9 million, respectively, which reflects our best estimate of the probable liability based on an analysis of our business activities, revenues subject to indirect taxes and applicable regulations in each jurisdiction. Due to the complexity and uncertainty surrounding indirect tax laws, we believe it is reasonably possible we have incurred additional losses related to indirect taxes; however, we are not able to estimate a range of the loss at this time.

10.    Income Taxes
We are subject to U.S. federal income taxes as well as state taxes. In addition, we may be subject to taxes in the foreign jurisdictions in which we operate. We are a controlling member in Desert Newco, which has been, and will continue to be treated as a partnership for U.S. income tax purposes. As such, Desert Newco is considered a pass-through entity and generally does not pay income taxes on its taxable income in most jurisdictions. Instead, Desert Newco's members, of which we are one, are liable for U.S. federal and state income taxes based on their taxable income. Desert Newco is liable for income taxes in certain foreign jurisdictions, in those states not recognizing its pass-through status and for certain subsidiaries not taxed as pass-through entities. We have acquired the outstanding stock of various entities taxed as corporations, which are now owned 100% by us or our subsidiaries and are treated as an independent consolidated group for federal income tax purposes. Where required, these subsidiaries also file as a consolidated group for state income tax purposes. We anticipate this structure to remain in existence for the foreseeable future.
Our effective tax rate differs from statutory rates primarily due to Desert Newco's pass-through structure for U.S. income tax purposes, while being treated as taxable in certain states and various foreign jurisdictions as well as for certain subsidiaries. In all foreign jurisdictions where we conduct business, except Canada, we operate through legal entities disregarded for U.S. income tax purposes, and are subject to income tax in both the local jurisdictions and the U.S. In addition, after evaluating our ability to recover deferred tax assets associated with net operating losses and other tax attributes received through the Reorganization Transactions and the IPO, we have determined it is more-likely-than-not these deferred tax assets will not be realized. Accordingly, we have recorded a valuation allowance against all of these deferred tax assets.
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
Payable to Related Parties Pursuant to the TRAs
Based on current projections of taxable income, and before deduction of any specially allocated depreciation and amortization, we anticipate having enough taxable income to utilize a significant portion of these specially allocated deductions related to the original OBAs. Accordingly, at the completion of the Reorganization Transactions and the IPO, we recorded an initial liability of $170.4 million payable to the Reorganization Parties under the TRAs, representing approximately 85% of the calculated tax savings based on the portion of the OBAs we anticipate being able to utilize in future years, of which $2.5 million is expected to be paid within the next 12 months and is therefore included in current liabilities in our condensed consolidated balance sheets.
As a result of the Reorganization Transactions and the IPO, we acquired LLC Units and are required to recognize deferred tax assets and liabilities for the difference between the financial reporting and tax basis of our investment in Desert

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

Newco at the investor level. We are a newly formed corporation with a limited operating history. Based on our limited operating history and future projections of taxable income, we believe there is significant uncertainty as to when we will be able to utilize the net operating loss carryforwards acquired in the Investor Corp Mergers. Therefore, after considering all available positive and negative evidence impacting the future realization of deferred tax assets, we have concluded it is more-likely-than-not these deferred tax assets will not be realized. Accordingly, a valuation allowance has been recorded against all of these deferred tax assets.

11.    Loss Per Share
Basic loss per share is computed by dividing net loss attributable to GoDaddy Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted loss per share is computed giving effect to all potentially dilutive shares. Diluted loss per share for all periods presented is the same as basic loss per share as the inclusion of potentially issuable shares would be antidilutive.
For purposes of calculating loss per share for periods prior to the IPO, including the six months ended June 30, 2015 for which a portion of the period preceded the IPO, we treated the Reorganization Transactions as a merger of entities under common control. Therefore, we have retrospectively reflected loss per share as though these transactions had occurred as of the earliest period presented. For all periods prior to the IPO, we allocated our historical net loss between the Class A stockholders and the non-controlling interest based on their respective share ownership. For these allocations, the weighted average shares of Class A common stock outstanding was based upon the number of LLC Units held by the Reorganization Parties, while the weighted average shares of Class B common stock outstanding for the non-controlling interest was based upon the LLC Units held by the Continuing LLC Owners. These calculations do not consider the 26,000 shares of Class A common stock sold in our IPO.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A common stock is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(71.3)	$(37.6)	$(114.7)	$(88.9)
Less: net loss attributable to non-controlling interests	(41.5)	(26.2)	(72.9)	(62.0)
Net loss attributable to GoDaddy Inc.	$(29.8)	$(11.4)	$(41.8)	$(26.9)

Denominator:
Weighted-average shares of Class A common stock outstanding—basic	64,635	38,826	51,730	38,826
Effect of dilutive securities	—	—	—	—
Weighted-average shares of Class A Common stock outstanding—diluted	64,635	38,826	51,730	38,826

Net loss per share of Class A common stock—basic and diluted	$(0.46)	$(0.29)	$(0.81)	$(0.69)
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Options, RSUs and warrants	15,872	10,591	14,129	9,547

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

Shares of Class B common stock do not share in our earnings and are not participating securities. Accordingly, separate presentation of loss per share of Class B common stock under the two-class method has not been presented. Each share of Class B common stock (together with a corresponding LLC Unit) is exchangeable for one share of Class A common stock. The shares of Class B common stock were determined to be antidilutive under the if-converted and two-class methods; therefore, they are not included in the computation of net loss per share. Total shares of common stock outstanding were as follows:

	June 30, 2015	December 31, 2014(1)
Class A common stock	64,953	38,826
Class B common stock	90,398	90,177
	155,351	129,003

(1)	Shares for December 31, 2014 have been retrospectively adjusted to give effect to the Reorganization Transactions.

12.    Geographic Information
Revenue by geography is based on the customer's address, and was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
U.S.	$294.3	$254.8	$574.7	$497.3
International	100.2	83.7	196.1	161.4
	$394.5	$338.5	$770.8	$658.7
No individual international country represented more than 10% of total revenue in any period presented. Substantially all of our assets are located in the U.S.

13.    Related Party Transactions
Sponsors
Amounts paid to affiliates of KKR related to their participation as lenders under our Credit Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Principal	$5.1	$—	$5.1	$0.1
Interest and other fees	0.3	0.1	0.7	0.4
Debt financing fees	—	0.7	—	0.7
As of June 30, 2015 and December 31, 2014, affiliates of KKR held $29.0 million and $29.1 million, respectively, of the outstanding principal balance of the Term Loan. Additionally, as of December 31, 2014, affiliates of KKR held $5.0 million of the outstanding principal balance of the Revolving Credit Loan as participating lenders, which was repaid in April 2015.
On December 16, 2011, we entered into a transaction and monitoring fee agreement with affiliates of certain of the Sponsors pursuant to which those entities provided management and advisory services. In April 2015, we made a final aggregate payment of $26.7 million upon the termination of this agreement following the completion of the IPO, which was charged to general and administrative expenses. This payment was equal to the present value of the management fees that would have been payable during the ten-year period following termination. Following this payment, we have no further obligations under this agreement. During the three months ended June 30, 2015 and 2014, we paid $26.7 million and $0.6 million, respectively, under this arrangement. During the six months ended June 30, 2015 and 2014, we paid $27.3 million and $1.2 million, respectively, under this arrangement.

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

Bob Parsons
On December 16, 2011, we entered into a services agreement with Bob Parsons pursuant to which we were obligated to provide customary benefits and to reimburse up to $0.5 million of business expenses annually. In April 2015, we paid $3.0 million upon the termination of this agreement following the completion of the IPO, which was charged to general and administrative expenses. Following this payment, we have no further obligations under this agreement. We made no other significant payments under this arrangement during any of the periods presented.
During the three months ended June 30, 2015 and 2014, we paid $2.5 million and $6.8 million, respectively, of interest to Holdings under the Senior Note. During the six months ended June 30, 2015 and 2014 we paid $9.2 million and $13.5 million, respectively, of interest to Holdings under the Senior Note. In April 2015, we also paid a $13.5 million prepayment premium to Holdings in connection with our repayment of the Senior Note.
Holdings has indemnified us for certain taxes related to periods prior to December 16, 2011 and we have agreed to provide customary indemnification to Bob Parsons related to his service to us.
Other
In the ordinary course of business, we purchase and lease computer equipment, technology licensing and software maintenance and support from affiliates of Dell Inc. (Dell). Silver Lake and its affiliates have a significant ownership interest in Dell. During the three months ended June 30, 2015 and 2014, we paid $3.3 million and $3.9 million, respectively, to Dell. During the six months ended June 30, 2015 and 2014, we paid $8.9 million and $8.4 million respectively, to Dell.

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
Second Quarter Financial Highlights
Below are our key financial highlights for the three months ended June 30, 2015. All comparisons are to the three months ended June 30, 2014.

•	Total revenue increased 16.5% to $394.5 million.

•	U.S. revenue increased 15.5% to $294.3 million.

•	International revenue increased 19.6% to $100.2 million.

•	Total bookings(1), a non-GAAP financial measure, increased 16.0% to $475.9 million.

•
Net loss was $71.3 million, including $29.7 million of additional general administrative expenses related to certain termination payments made following the completion of the IPO and a $21.4 million loss on debt extinguishment resulting from the repayment of debt following the IPO.

•	Adjusted EBITDA(1), a non-GAAP financial measure, increased 29.0% to $82.3 million.

•	Total customers increased 9.1% to 13.3 million.

•	Average revenue per user increased 8.6% to $118.

•	Cash and cash equivalents were $289.4 million.

•	Operating cash flow was $47.3 million.

•	Capital expenditures were $14.8 million.
(1) Total bookings and adjusted EBITDA are non-GAAP financial measures. Reconciliations of total bookings to total revenue and adjusted EBITDA to net loss, the most directly comparable GAAP financial measures, are set forth on page 24.
Factors Affecting Our Performance
We believe the growth of our business and our ability to achieve and maintain profitability will depend on various opportunities, challenges and other factors, including our ability to continue to expand our product offerings, to successfully expand internationally, to efficiently acquire new customers and to increase our sales to existing customers. While these areas present significant opportunities, they also present risks we must manage to ensure successful results. If we are unable to address these challenges, our business could be adversely affected. We make significant ongoing investments in technology and development, marketing and advertising and Customer Care to support our revenue growth. As a result of these growth investments, we do not expect to be profitable in the near future.
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

Evolution of the domains market. It is becoming increasingly difficult for customers to find the name best suiting their needs. As a result, many new generic top-level domains (gTLDs) have been authorized for release over the next several years addressing a wide range of markets and interests, from professions to personal interests to geographies, which will significantly expand the inventory of available domains. Our pricing for new gTLDs may be higher than that of first generation gTLDs due to differences in the way new gTLDs are regulated. Additionally, there is a growing secondary market for the resale of existing domains. Our growth will depend in part on the continued relevance of first generation gTLDs, the timing and extent of adoption of new gTLDs, the continued development of the secondary domains market and pricing for domains.
International expansion. As we have increased our international presence by expanding into new markets, we have experienced higher growth in sales to international customers than to our domestic customers in recent periods. We believe our global opportunity is significant, and to address this opportunity, we have launched, and intend to continue to launch, localized versions of our products. We have also invested, and intend to continue to invest, in product marketing, infrastructure and personnel to support our international expansion efforts. These increased marketing costs may increase our cost of acquiring international customers, which may delay our ability to achieve profitability or reduce our profitability in the future. Our growth will depend in part on the adoption of our products in international markets, our ability to market them successfully and our ability to expand our operations into international markets. We believe our investment in localized versions of our products, infrastructure and regional Customer Care will contribute to our revenue growth, but it may delay our ability to achieve profitability or reduce our profitability in the future.
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
Enhancements in brand and marketing. We expect to continue to dedicate significant resources to brand advertising and direct marketing efforts, particularly as we expand into new geographies and introduce new products. We have benefitted from high lifetime revenue per customer relative to the corresponding marketing and advertising spend we have made. Given these unit economics, we will continue to employ highly-analytic, metric-driven marketing efforts to acquire new customers. Our growth will depend in part on our ability to launch impactful marketing campaigns and appropriately balance our level of spend with the benefits realized through new customer acquisitions and increased total bookings. Consistent with our ongoing efforts to balance our brand awareness with a more personalized, data-driven marketing approach in an effort to expand our global footprint, we are ending our NASCAR sponsorship upon the expiration of our existing agreements in December 2015. We expect to redeploy the funds spent on NASCAR to diversify our marketing investments across additional channels and geographies. In addition to our increased international focus, we are also targeting higher potential value segments like web professionals through our new GoDaddy Pro program. We believe our continued investment in brand advertising and direct marketing will help us acquire new customers, grow our revenue and improve our operating results over time. However, these investments may increase our cost to acquire customers, and as a result, may also delay our ability to achieve profitability or reduce our profitability in the future.
Key Metrics
We monitor the following key metrics to help us evaluate growth trends, establish budgets and assess operational performance. In addition to our results determined in accordance with GAAP, we believe the following non-GAAP and operational measures are useful in evaluating our business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(in millions, except ARPU)
Total bookings	$475.9	$410.3	$974.6	$848.8
Total customers at period end	13.3	12.2	13.3	12.2
Average revenue per user (ARPU)	$118	$108	$118	$108
Adjusted EBITDA	$82.3	$63.8	$176.2	$143.5

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
Total bookings increased 16.0% from $410.3 million for the three months ended June 30, 2014 to $475.9 million for the three months ended June 30, 2015 and increased 14.8% from $848.8 million for the six months ended June 30, 2014 to $974.6 million for the six months ended June 30, 2015. These increases were primarily driven by a 9.1% increase in total customers since June 30, 2014, a 4.0% increase in domains under management over the same period, increased customer spending on non-domains products and a higher growth rate as we expand in international markets. Our hosting and presence and business applications bookings are growing at a faster rate than domains bookings as customers broaden their adoption of our products.
Total customers. We define total customers as those, as of the end of a period, having an active subscription. A single user may be counted as a customer more than once if the user maintains active subscriptions in multiple accounts. Total customers is an indicator of the scale of our business and is a critical factor in our ability to increase our revenue base.
Total customers increased 9.1% from 12.2 million as of June 30, 2014 to 13.3 million as of June 30, 2015. Our customer growth primarily resulted from increased brand awareness, our ongoing marketing and advertising initiatives, our continued expansion in international markets and expanded and enhanced product offerings.
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
ARPU increased 8.6% from $108 for the period ended June 30, 2014 to $118 for the period ended June 30, 2015, primarily due to broadened customer adoption of our products resulting in increased customer spend, revenue from acquired businesses and the reduced impact of purchase accounting adjustments.
Adjusted EBITDA. Adjusted EBITDA is a measure of our performance aligning our bookings and operating expenditures, and is the primary metric management uses to evaluate the profitability of our business. We calculate adjusted EBITDA as net loss excluding depreciation and amortization, interest expense (net), provision (benefit) for income taxes and adjustments to the TRA liability, equity-based compensation expense, change in deferred revenue, change in prepaid and accrued registry costs, acquisition and sponsor-related costs and a non-recurring reserve for sales taxes. Acquisition and sponsor-related costs include (i) retention and acquisition-specific employee costs, (ii) acquisition-related professional fees, (iii) adjustments to the fair value of contingent consideration, (iv) costs incurred under the transaction and monitoring fee agreement with the Sponsors, which was terminated in connection with the IPO, (v) costs incurred under the executive chairman services agreement, which was terminated in connection with the IPO, (vi) costs associated with consulting services provided by an affiliate of KKR and (vii) the loss incurred on the extinguishment of the Senior Note. As a result of our business model, we typically collect payment at the time of sale and generally recognize revenue ratably over the term of our customer contracts. At the time of a domain sale, we also incur the obligation for the domain name registry fees associated with the customer contract. As a result, sales to customers increase our deferred revenue and prepaid and accrued registry costs. We therefore adjust net loss for changes in deferred revenue and changes in the associated prepaid and accrued registry costs to facilitate a better comparison of our performance from period to period.
Adjusted EBITDA increased 29.0% from $63.8 million for the three months ended June 30, 2014 to $82.3 million for the three months ended June 30, 2015 and increased 22.8% from $143.5 million for the six months ended June 30, 2014 to $176.2 million for the six months ended June 30, 2015. These increases primarily resulted from our revenue growth and improved operating efficiencies.

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
The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Total Bookings:	(in millions)
Total revenue	$394.5	$338.5	$770.8	$658.7
Change in deferred revenue	45.1	42.7	132.1	129.4
Net refunds	35.4	29.3	70.5	58.4
Other	0.9	(0.2)	1.2	2.3
Total bookings	$475.9	$410.3	$974.6	$848.8

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Adjusted EBITDA:	(in millions)
Net loss	$(71.3)	$(37.6)	$(114.7)	$(88.9)
Interest expense, net of interest income(1)	16.4	20.5	39.9	38.1
(Benefit) provision for income taxes and adjustments to the TRA liability(2)	0.2	(0.8)	(0.2)	(2.0)
Depreciation and amortization	38.4	37.8	75.8	74.5
Equity-based compensation expense	9.8	6.0	18.5	12.8
Change in deferred revenue	45.1	42.7	132.1	129.4
Change in prepaid and accrued registry costs(3)	(8.2)	(3.4)	(28.8)	(22.3)
Acquisition and sponsor-related costs(4)	51.9	1.0	53.6	2.5
Sales tax accrual(5)	—	(2.4)	—	(0.6)
Adjusted EBITDA	$82.3	$63.8	$176.2	$143.5

(1)	Interest income is included in “Other income (expense), net” in our condensed consolidated statements of operations.

(2)	There were no adjustments to the TRA liability during any of the periods presented.

(3)	This amount includes the changes in prepaid domain name registry fees, registry deposits and registry payables.

(4)
Cash paid for acquisition and sponsor-related costs included in net cash provided by operating activities was $29.7 million and $0.7 million for the three months ended June 30, 2015 and 2014, respectively, and $30.3 million and $1.4 million for the six months ended June 30, 2015 and 2014, respectively. Cash paid for acquisition and sponsor-related costs included in net cash provided by financing activities was $13.5 million for the three and six months ended June 30, 2015.

(5)
This amount represents increases or decreases in the accrual for prior period sales tax obligations. See Note 9 to our condensed consolidated financial statements appearing in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations
The following tables set forth our consolidated results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue:	(in millions)
Domains	$208.5	$189.0	$407.7	$369.5
Hosting and presence	145.5	122.8	285.7	238.4
Business applications	40.5	26.7	77.4	50.8
Total revenue	394.5	338.5	770.8	658.7
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	139.7	127.1	276.9	252.9
Technology and development	67.7	63.4	135.3	125.0
Marketing and advertising	50.8	40.5	101.5	81.5
Customer care	55.7	45.3	112.4	91.7
General and administrative	75.8	42.9	123.0	85.7
Depreciation and amortization	38.4	37.8	75.8	74.5
Total costs and operating expenses	428.1	357.0	824.9	711.3
Operating loss	(33.6)	(18.5)	(54.1)	(52.6)
Interest expense	(16.6)	(20.6)	(40.1)	(38.2)
Loss on debt extinguishment	(21.4)	—	(21.4)	—
Other income (expense), net	0.5	0.7	0.7	(0.1)
Loss before income taxes	(71.1)	(38.4)	(114.9)	(90.9)
Benefit (provision) for income taxes	(0.2)	0.8	0.2	2.0
Net loss	(71.3)	(37.6)	(114.7)	(88.9)
Less: net loss attributable to non-controlling interests	(41.5)	—	(41.5)	—
Net loss attributable to Go Daddy Inc.	$(29.8)	$(37.6)	$(73.2)	$(88.9)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Domains	52.9%	55.8%	52.9%	56.1%
Hosting and presence	36.9%	36.3%	37.1%	36.2%
Business applications	10.2%	7.9%	10.0%	7.7%
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	35.4%	37.5%	35.9%	38.4%
Technology and development	17.2%	18.7%	17.6%	19.0%
Marketing and advertising	12.9%	12.0%	13.2%	12.4%
Customer care	14.1%	13.4%	14.6%	13.9%
General and administrative	19.2%	12.7%	16.0%	13.0%
Depreciation and amortization	9.7%	11.1%	9.8%	11.3%
Total costs and operating expenses	108.5%	105.4%	107.1%	108.0%
Operating loss	(8.5)%	(5.4)%	(7.1)%	(8.0)%
Interest expense	(4.2)%	(6.1)%	(5.2)%	(5.8)%
Loss on debt extinguishment	(5.4)%	—%	(2.8)%	—%
Other income (expense), net	0.1%	0.2%	0.1%	—%
Loss before income taxes	(18.0)%	(11.3)%	(15.0)%	(13.8)%
Benefit (provision) for income taxes	(0.1)%	0.2%	—%	0.3%
Net loss	(18.1)%	(11.1)%	(15.0)%	(13.5)%
Less: net loss attributable to non-controlling interests	(10.5)%	—%	(10.5)%	—%
Net loss attributable to Go Daddy Inc.	(7.6)%	(11.1)%	(4.5)%	(13.5)%
Revenue
We generate substantially all of our revenue from sales of product subscriptions, including domain registrations, hosting and presence offerings and business applications. Our subscription terms are typically one year, but can range from monthly terms to multi-annual terms of up to 10 years depending on the product. We generally collect the full amount of subscription fees at the time of sale, but recognize revenue ratably over the applicable contract term. Revenue is presented net of refunds, and we maintain a reserve to provide for refunds granted to customers. Our reserve is an estimate based on historical experience.
Domains revenue primarily consists of revenue from the sale of domain registration subscriptions, domain add-ons and aftermarket domain sales. Domain registrations provide a customer with the exclusive use of a domain during the applicable contract term. After the contract term expires, unless renewed, the customer can no longer access the domain.
Hosting and presence revenue primarily consists of revenue from the sale of subscriptions to our website hosting products, website building products, online visibility products, security products and an online shopping cart.
Business applications revenue primarily consists of revenue from the sale of subscriptions for email accounts, online calendar, online data storage, third-party productivity applications and email marketing tools.

The following table presents our revenue during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%

	($ in millions)
Domains	$208.5	$189.0	$19.5	10%	$407.7	$369.5	$38.2	10%
Hosting and presence	145.5	122.8	22.7	18%	285.7	238.4	47.3	20%
Business applications	40.5	26.7	13.8	52%	77.4	50.8	26.6	52%
Total revenue	$394.5	$338.5	$56.0	17%	$770.8	$658.7	$112.1	17%
The following table reflects the impact of purchase accounting to our total revenue during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Impact of purchase accounting:	(in millions)
Total revenue	$394.5	$338.5	$770.8	$658.7
Impact of purchase accounting on revenue	2.3	5.1	4.8	11.3
Total revenue excluding impact of purchase accounting(1)	$396.8	$343.6	$775.6	$670.0

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

Total customers increased 1.1 million, or 9.1%, from 12.2 million as of June 30, 2014 to 13.3 million as of June 30, 2015. The increase in customers impacted each of our revenue lines, as the additional customers purchased subscriptions across our product portfolio. Domains under management increased 4.0% from 57.8 million as of June 30, 2014 to 60.1 million as of June 30, 2015, impacting domains revenue for both periods presented.
Domains
Domains revenue increased $19.5 million, or 10.3%, from $189.0 million for the three months ended June 30, 2014 to $208.5 million for the three months ended June 30, 2015. The increase was primarily attributable to a $10.6 million increase in revenue from .com, .net and .org domain registrations and renewals and a $5.0 million increase in revenue from aftermarket domain sales.
Domains revenue increased $38.2 million, or 10.3%, from $369.5 million for the six months ended June 30, 2014 to $407.7 million for the six months ended June 30, 2015. The increase was primarily attributable to a $26.0 million increase in revenue from .com, .net and .org domain registrations and renewals as well as increased revenue from aftermarket domain sales and new gTLD registrations.
Hosting and presence
Hosting and presence revenue increased $22.7 million, or 18.5%, from $122.8 million for the three months ended June 30, 2014 to $145.5 million for the three months ended June 30, 2015. The increase was primarily attributable to a $12.7 million increase in revenue from our website hosting and website building products and a $5.7 million increase in revenue from sales of our security products.
Hosting and presence revenue increased $47.3 million, or 19.8%, from $238.4 million for the six months ended June 30, 2014 to $285.7 million for the six months ended June 30, 2015. The increase was primarily attributable to a $26.4 million increase in revenue from our website hosting and website building products and a $12.0 million increase in revenue from sales of our security products.

Business applications
Business applications revenue increased $13.8 million, or 51.7%, from $26.7 million for the three months ended June 30, 2014 to $40.5 million for the three months ended June 30, 2015 and increased $26.6 million, or 52.4%, from $50.8 million for the six months ended June 30, 2014 to $77.4 million for the six months ended June 30, 2015. These increases were primarily driven by our offering of expanded email and productivity solutions and increased customer adoption of our business applications products.
Costs and Operating Expenses
Cost of revenue
Costs of revenue are the direct costs we incur in connection with selling an incremental product to our customers. Substantially all cost of revenue relates to domain registration fees paid to the various domain registries and to ICANN, payment processing fees and third-party commissions. Similar to our billing practices, we pay domain costs at the time of purchase for the life of each customer subscription, but recognize the costs of service ratably over the terms of customer contracts. The terms of registry pricing are established by agreements between registries and registrars, and can vary significantly depending on the TLD. We expect cost of revenue to increase in absolute dollars in future periods as we expand our domains business and increase our customer base. Cost of revenue may increase or decrease as a percentage of total revenue, depending on the mix of products sold in a particular period and the sales and marketing channels used.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%

	($ in millions)
Cost of revenue (excluding depreciation and amortization)	$139.7	$127.1	$12.6	10%	$276.9	$252.9	$24.0	9%
Cost of revenue increased $12.6 million, or 9.9%, from $127.1 million for the three months ended June 30, 2014 to $139.7 million for the three months ended June 30, 2015. This increase was primarily attributable to an $8.1 million increase in domain registration costs driven by the 4.0% increase in domains under management as well as higher costs associated with new gTLD registrations and a $1.3 million increase in payment processing fees due to the overall bookings increase.
Cost of revenue increased $24.0 million, or 9.5%, from $252.9 million for the six months ended June 30, 2014 to $276.9 million for the six months ended June 30, 2015. This increase was primarily attributable to a $15.7 million increase in domain registration costs driven by the 4.0% increase in domains under management as well as higher costs associated with new gTLD registrations, a $3.5 million increase in software licensing fees primarily related to increased sales of our email and productivity solutions as well as increased payment processing fees due to the overall bookings increase.
Technology and development
Technology and development expenses represent the costs associated with the creation, development and distribution of our products and websites. These expenses primarily consist of personnel costs associated with the design, development, deployment, testing, operation and enhancement of our products, as well as costs associated with the data centers and systems infrastructure supporting those products, excluding depreciation expense. We expect technology and development expense to increase in absolute dollars as we continue to enhance existing products, develop new products and geographically diversify our data center footprint. Technology and development expenses may increase or decrease as a percentage of total revenue depending on our level of investment in additional personnel and the expansion of our global infrastructure footprint. Our investments in additional technology and development expenses are made to enhance our integrated technology infrastructure and support our new product offerings, international expansion and the overall growth of our business.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%

	($ in millions)
Technology and development	$67.7	$63.4	$4.3	7%	$135.3	$125.0	$10.3	8%
Technology and development expenses increased $4.3 million, or 6.8%, from $63.4 million for the three months ended June 30, 2014 to $67.7 million for the three months ended June 30, 2015. The increase was primarily attributable to a $3.4 million increase in compensation-related costs for our technology and development employees (including a $2.1 million increase in equity-based compensation) and a $1.1 million increase in software maintenance and support costs.
Technology and development expenses increased $10.3 million, or 8.2%, from $125.0 million for the six months ended June 30, 2014 to $135.3 million for the six months ended June 30, 2015. The increase was primarily attributable to a $5.7 million increase in compensation-related costs for our technology and development employees (including a $3.6 million increase in equity-based compensation), a $2.2 million increase in software maintenance and support costs and a $2.0 million increase in data center rent related to the continued growth of our business.
Marketing and advertising
Marketing and advertising expenses represent the costs associated with attracting and acquiring customers, primarily consisting of fees paid to third parties for marketing and advertising campaigns across television and radio, search engines, online display, social media and spokesperson and event sponsorships. These expenses also include personnel costs and affiliate program commissions. We expect marketing and advertising expenses to fluctuate both in absolute dollars and as a percentage of total revenue depending on the size and scope of our future campaigns, particularly related to new product introductions and the growth of our international operations.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%

	($ in millions)
Marketing and advertising	$50.8	$40.5	$10.3	25%	$101.5	$81.5	$20.0	25%
Marketing and advertising expenses increased $10.3 million, or 25.4%, from $40.5 million for the three months ended June 30, 2014 to $50.8 million for the three months ended June 30, 2015. The increase was primarily attributable to an $8.6 million increase in advertising spend driven by increased online and search engine campaigns.
Marketing and advertising expenses increased $20.0 million, or 24.5%, from $81.5 million for the six months ended June 30, 2014 to $101.5 million for the six months ended June 30, 2015. The increase was primarily attributable to a $17.9 million increase in advertising spend driven by increased online and search engine campaigns.
Customer care
Customer care expenses represent the costs to consult, advise and service our customers’ needs, primarily consisting of personnel costs. We expect these expenses to increase in absolute dollars in the future as we expand our domestic and international Customer Care teams due to increases in total customers. We expect customer care expenses to fluctuate as a percentage of total revenue depending on the level of personnel required to support the continued growth of our business.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%

	($ in millions)
Customer care	$55.7	$45.3	$10.4	23%	$112.4	$91.7	$20.7	23%

Customer care expenses increased $10.4 million, or 23.0%, from $45.3 million for the three months ended June 30, 2014 to $55.7 million for the three months ended June 30, 2015. The increase was primarily due to a $10.1 million increase in compensation-related costs, primarily attributable to a 14.6% increase in headcount.
Customer care expenses increased $20.7 million, or 22.6%, from $91.7 million for the six months ended June 30, 2014 to $112.4 million for the six months ended June 30, 2015. The increase was primarily due to a $19.4 million increase in compensation-related costs, primarily attributable to a 14.6% increase in headcount, as well as incremental costs associated with the continued expansion of our international third-party Customer Care locations.
General and administrative
General and administrative expenses primarily consist of personnel costs for our administrative functions, professional service fees, office rent, all employee travel expenses, sponsor-based costs and other general costs. We expect general and administrative expenses to increase in absolute dollars in the future as a result of our overall growth, increased personnel costs and increased expenses associated with being a public company.
In 2015, general and administrative expenses include $29.7 million of additional expenses related to certain payments made following the completion of the IPO, including $26.7 million paid to the Sponsors in connection with the termination of the transaction and monitoring fee agreement and $3.0 million paid to Bob Parsons in connection with the termination of the executive chairman services agreement. Following these payments, we are no longer obligated to make future payments under either of these agreements.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%

	($ in millions)
General and administrative	$75.8	$42.9	$32.9	77%	$123.0	$85.7	$37.3	44%
General and administrative expenses increased $32.9 million, or 76.7%, from $42.9 million for the three months ended June 30, 2014 to $75.8 million for the three months ended June 30, 2015. Excluding the termination payments discussed above, general and administrative expenses increased $3.2 million, or 7.5%, from $42.9 million for the three months ended June 30, 2014 to $46.1 million for the three months ended June 30, 2015, primarily due to a $3.3 million settlement of an outstanding claim.
General and administrative expenses increased $37.3 million, or 43.5%, from $85.7 million for the six months ended June 30, 2014 to $123.0 million for the six months ended June 30, 2015. Excluding the termination payments discussed above, general and administrative expenses increased $7.6 million, or 8.9%, from $85.7 million for the six months ended June 30, 2014 to $93.3 million for the six months ended June 30, 2015, primarily due to a $4.1 million increase in compensation-related costs driven by an 11.8% increase in headcount and a $3.3 million settlement of an outstanding claim.
Depreciation and amortization
Depreciation and amortization expenses consist of charges relating to the depreciation of the property and equipment used in our business and the amortization of acquired intangible assets. Depreciation and amortization may increase or decrease in absolute dollars in future periods depending on our future level of capital investments in hardware and other equipment as well as amortization expense associated with future acquisitions.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%

	($ in millions)
Depreciation and amortization	$38.4	$37.8	$0.6	2%	$75.8	$74.5	$1.3	2%
There were no material changes in depreciation and amortization expense between the periods presented.

Interest expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%

	($ in millions)
Interest expense	$16.6	$20.6	$(4.0)	(19)%	$40.1	$38.2	$1.9	5%
Interest expense decreased $4.0 million, or (19.4)%, from $20.6 million for the three months ended June 30, 2014 to $16.6 million for the three months ended June 30, 2015, primarily driven by interest savings resulting from our repayment of the Senior Note in April 2015.
Interest expense increased $1.9 million, or 5.0%, from $38.2 million for the six months ended June 30, 2014 to $40.1 million for the six months ended June 30, 2015, primarily due to our increased average outstanding long-term debt during the first quarter of 2015 as compared to 2014.
Loss on debt extinguishment
In April 2015, we recognized a $21.4 million loss on debt extinguishment as a result of the repayment of the Senior Note, which consisted of prepayment premium of $13.5 million and the write-off of $7.1 million of unamortized original issue discount and $0.8 million of deferred financing costs.
Liquidity and Capital Resources
Overview
Other than the receipt of proceeds from our IPO in April 2015, our principal sources of liquidity have been cash flow generated from operations and long-term debt borrowings. Our principal uses of cash have been to fund operations, acquisitions and capital expenditures, as well as make distributions to holders of LLC Units, interest payments and mandatory principal payments on our long-term debt.
On April 7, 2015, we completed our IPO and sold 26.0 million shares of Class A common stock, including 2.5 million shares purchased by affiliates of certain members of our Board, at a public offering price of $20.00 per share, receiving $491.8 million in proceeds, net of underwriting discounts and commissions. We incurred $11.2 million of legal, accounting, printing and other professional fees related to the IPO, including $1.3 million and $0.1 million paid on behalf of the Sponsors and Bob Parsons, respectively, which were charged against additional paid-in capital upon completion of the IPO. We used the net proceeds to:

•	make a final aggregate payment of $26.7 million to the Sponsors upon the termination of the transaction and monitoring fee agreement;

•	make a payment of $3.0 million to Bob Parsons upon the termination of the executive chairman services agreement;

•	make a payment totaling $316.0 million to repay the Senior Note, including related prepayment premium of $13.5 million and accrued interest of $2.5 million;

•	make a payment of $75.0 million to repay all amounts drawn on the Revolving Credit Loan; and

•	make a payment of $28.1 million to complete an acquisition.
We are retaining the remaining proceeds for general corporate purposes, which may include working capital needs, sales and marketing activities, solution and platform development, general and administrative matters and capital expenditures.
In general, we seek to deploy our capital in a systematically prioritized manner focusing first on requirements for operations, then on growth investments, and finally on equity holder returns. Our strategy is to deploy capital from any potential source, whether debt, equity or internally generated cash, depending on the adequacy and availability of the source of capital and which source may be used most efficiently and at the lowest cost at that point in time. Therefore, while cash generated from operations is our primary source of operating liquidity and we believe our internally generated cash flows are sufficient to support our day-to-day business operations, we use a variety of capital sources to fund our needs for less predictable investment decisions such as acquisitions.

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
We have no remaining obligations under the Senior Note and its repayment will result in annual interest savings of $27.0 million.
We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support domestic and international development efforts, continued brand development and advertising spend, the expansion of Customer Care and general and administrative activities, the introduction of new and enhanced product offerings, the costs to support new and replacement capital equipment and the completion of strategic acquisitions.
Credit Facility
Our Credit Facility consists of the $1,100.0 million Term Loan maturing on May 13, 2021 and the available $150.0 million Revolving Credit Loan maturing on May 13, 2019. Borrowings under the Credit Facility bear interest at a rate equal to, at our option, either (a) LIBOR (not less than 1.0% for the Term Loan only) plus 3.25% per annum or (b) 2.25% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%. The interest rate margins above reflect reductions of 0.25% following the IPO and an additional 0.25% due to our achievement of certain leverage criteria.
The Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee on the Revolving Credit Loan. The Term Loan is required to be repaid in quarterly installments of 0.25% of the original principal, with the remaining balance due at maturity. The Term Loan must be repaid with proceeds from certain asset sales and debt issuances and with a portion of our excess cash flow, up to 50.0%, depending on our net leverage ratio. The Credit Facility is guaranteed by all of our material domestic subsidiaries and is secured by substantially all of our real and personal property.
The Credit Facility contains covenants restricting, among other things, our ability to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes including mergers and consolidations, sell assets, make restricted payments including dividends, distributions and investments, prepay junior indebtedness and engage in operations other than in connection with acting as a holding company, subject to customary exceptions. The Revolving Credit Loan also contains a financial covenant requiring us to maintain a maximum net leverage ratio of 7.25:1.00 at all times our usage exceeds 30.0% of the maximum capacity. The net leverage ratio is calculated as the ratio of first lien secured debt less cash and cash equivalents to consolidated EBITDA (as defined in the Credit Facility). As of June 30, 2015, we were in compliance with all such covenants.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30, 2015
	2015	2014

	(in millions)
Net cash provided by operating activities	$119.4	$104.6
Net cash used in investing activities	(55.0)	(16.1)
Net cash provided by (used in) financing activities	86.0	(19.3)
Net increase in cash and cash equivalents	$150.4	$69.2

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
Net cash provided by operating activities increased $14.8 million from $104.6 million during the six months ended June 30, 2014 to $119.4 million during the six months ended June 30, 2015, primarily due to a $13.6 million increase in cash resulting from net changes in working capital, partially offset by a $1.5 million increase in our operating loss. Excluding the $29.7 million of payments made in connection with the termination of certain agreements with the Sponsors and Bob Parsons following the completion of the IPO, our operating loss improved by $28.2 million. The primary driver of the increase in net changes from working capital was a $16.3 million increase in accrued expenses primarily resulting from the timing of payroll, employee benefit and interest charges between the periods presented.
Investing Activities
Our investing activities primarily consist of strategic acquisitions and purchases of property and equipment related to growth in our data centers and to support the overall growth in our business.
Net cash used in investing activities increased $38.9 million from $16.1 million during the six months ended June 30, 2014 to $55.0 million during the six months ended June 30, 2015, primarily due to $30.7 million of business acquisitions completed in 2015 and a $4.4 million increase in capital expenditures.
Financing Activities
Our financing activities primarily consist of the receipt of proceeds from the IPO, payment of IPO costs, the repayment of principal on long-term debt and option activity.
Net cash from financing activities increased $105.3 million from $19.3 million used in financing activities during the six months ended June 30, 2014 to $86.0 million provided by financing activities during the six months ended June 30, 2015. This increase was primarily due to the receipt of net IPO proceeds of $482.5 million in 2015 and distributions of $348.5 million paid to Desert Newco's unit and option holders in 2014. These increases were partially offset by an increase in the repayment of long-term debt of $378.4 million, long-term debt borrowings of $338.8 million in 2014 and a $5.5 million increase in payments made for financing-related costs.
Deferred Revenue
Deferred revenue consists of our sales for products not yet recognized as revenue at the end of a period. Our deferred revenue as of June 30, 2015 was $1,382.7 million, and is expected to be recognized as revenue as follows:

	Remainder of 2015	2016	2017	2018	2019	Thereafter	Total

	(in millions)
Domains	$328.0	$254.0	$86.6	$46.6	$28.5	$39.4	$783.1
Hosting and presence	214.2	152.2	61.1	22.1	8.6	6.0	464.2
Business applications	66.0	44.6	14.0	5.5	2.7	2.6	135.4
	$608.2	$450.8	$161.7	$74.2	$39.8	$48.0	$1,382.7
Off-Balance Sheet Arrangements
As of June 30, 2015 and December 31, 2014, we had no off-balance sheet arrangements that had, or which are reasonably likely to have, a material effect on our consolidated financial statements.

Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP, and in doing so, we have to make estimates, assumptions and judgments affecting the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosure of contingent assets and liabilities. We base our estimates, assumptions and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements, which, in turn, could change our results from those reported. We evaluate our critical accounting estimates, assumptions and judgments on an ongoing basis.
Other than as summarized below, there have been no material changes in our critical accounting policies from those previously reported and disclosed in our prospectus dated March 31, 2015, filed with the SEC in accordance with Rule 424(b) of the Securities Act on April 1, 2015.
Income Taxes
We are subject to U.S. federal and state income taxes. In addition, we may be subject to taxes in the foreign jurisdictions in which we operate. We are a controlling member in Desert Newco which has been, and will continue to be treated as a partnership for U.S. income tax purposes. Under these provisions, Desert Newco is considered a pass-through entity and generally does not pay income taxes on its taxable income in most jurisdictions. Instead, Desert Newco's members, of which we are one, are liable for U.S. federal and state income taxes based on their taxable income. Desert Newco is liable for income taxes in certain foreign jurisdictions, in those states not recognizing its pass-through status and for certain subsidiaries not taxed as pass-through entities. We have acquired the outstanding stock of various entities taxed as corporations, which are now owned 100% by us or our subsidiaries, and are treated as a consolidated group for federal income tax purposes. Where required, these subsidiaries also file as a consolidated group for state income tax purposes. We anticipate this structure to remain in existence for the foreseeable future.
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statements and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period in which the enactment date occurs.
We recognize deferred tax assets to the extent we believe these assets are more-likely-than-not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations.
We recognize tax benefits from uncertain tax positions only if it is more-likely-than-not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized from such positions are then measured based on the largest benefit having a greater than 50% likelihood of being realized upon ultimate settlement.
Payable to Related Parties Pursuant to the TRAs
Concurrent with the completion of the IPO, we became a party to the TRAs. The TRAs provide for the payment by us to the Reorganization Parties and the Continuing LLC Owners of approximately 85% of the amount of the calculated tax savings, if any, we will realize due to the Investor Corp Mergers and any future exchanges of LLC Units (together with the corresponding shares of Class B common stock) for Class A common stock.
In the Investor Corp Mergers, we acquired the OBAs created when the Reorganization Parties acquired their original LLC Units. These OBAs entitle us to the depreciation and amortization previously allocable to the Reorganization Parties. To the extent this depreciation and amortization is used to reduce our taxable income, thereby resulting in actual tax savings, we will be required to pay the Reorganization Parties approximately 85% of this calculated tax savings. The liability under the TRAs will be adjusted through general and administrative expenses each period based on changes in anticipated future taxable income.
Based on current projections of taxable income, and before deduction of any specially allocated depreciation and amortization, we anticipate having enough taxable income to utilize a significant portion of these specially allocated deductions related to the original OBAs. These deductions are allowed prior to our utilization of any net operating loss or tax credit carryforward against income taxes. Accordingly, at the completion of the Reorganization Transactions and the IPO, we recorded an initial liability of $170.4 million payable to the Reorganization Parties under the TRAs, representing approximately 85% of the calculated tax savings based on the portion of the OBAs we anticipate being able to utilize in future years, of which $2.5 million is expected to be paid within the next 12 months. Because we anticipate these additional depreciation and amortization deductions being greater than our taxable income, the excess deductions allocated to us will increase the amount of our net operating loss carryforwards, also increasing the deferred tax assets described above as these excess deductions are realized. The projection of future taxable income involves significant judgement. Actual taxable income may differ from our estimates, which could significantly impact the liability under the TRAs and our consolidated results of operations.
We expect to obtain an increase in our share of the tax basis of Desert Newco's assets when the Continuing LLC Owners exchange LLC Units (together with the corresponding shares of Class B common stock) for Class A common stock. When we acquire LLC Units from the Continuing LLC Owners, we expect both the OBAs and the anticipated basis adjustments will increase, for tax purposes, our depreciation and amortization deductions, reducing the amount of future income tax we would otherwise be required to pay. This increase in tax basis will create additional deferred tax assets and additional liability under the TRAs of approximately 85% of the calculated tax savings for the expected use of these additional deductions. The increase in tax basis may also decrease gains, or increase losses, on future dispositions of certain assets to the extent tax basis is allocated to those assets.
As a result of the Reorganization Transactions and the IPO, we acquired LLC Units and are required to recognize deferred tax assets and liabilities for the difference between the financial reporting and tax basis of our investment in Desert Newco at the investor level.

Recent Accounting Pronouncements
For information on recent accounting pronouncements, see Note 2 to our financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and variable interest rates.
Foreign Currency Risk
Our functional currency is the U.S. dollar. To date, the majority of our bookings and operating expenses have been denominated in U.S. dollars; therefore, we have not been subject to significant foreign currency risk. However, as our international operations grow, our risks associated with fluctuations in currency rates may become greater. We intend to continue to assess our approach to managing this potential risk, which may include entering into foreign currency hedging transactions. Currency fluctuations could impact total bookings or increase the costs associated with our international expansion. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our financial statements. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements.
Interest Rate Sensitivity
Interest rate risk reflects our exposure to movements in interest rates associated with our borrowings. Borrowings under the Credit Facility bear interest at a rate equal to, at our option, either (a) LIBOR (not less than 1.0% for the Term Loan only) plus 3.25% per annum or (b) 2.25% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%. The interest rate margins above reflect reductions of 0.25% following the IPO and an additional 0.25% due to our achievement of certain leverage criteria. Borrowings under the Term Loan were $1,089.0 million as of June 30, 2015. The effect of a hypothetical 10% change in interest rates would not have had a material impact on our interest expense.

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
Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2015 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sale of Unregistered Securities
In connection with the Reorganization Transactions, we issued 90.4 million shares of Class B common stock to the Continuing LLC Owners. As part of the Investor Corp Mergers, we acquired the Reorganization Parties, by merger, for which we issued 38.8 million shares of Class A common stock as consideration. The issuances of Class A and Class B common stock described in this paragraph were made in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder.
The Continuing LLC Owners, from time-to-time, may require us to exchange all or a portion of their LLC Units, and their corresponding shares of Class B common stock, for newly-issued shares of Class A common stock on a one-for-one basis. The shares of Class B common stock will be canceled on a one-for-one basis upon any such issuance of Class A common stock.
In April 2015, we issued 49,127 shares of Class A common stock pursuant to a net exercise of an outstanding warrant at a per share exercise price of $7.44. The shares were issued in reliance on an exemption from registration under Section 4(a)(2) under the Securities Act.
Use of Proceeds
On March 31, 2015, the Registration Statement (File No. 333-196615) was declared effective by the SEC for our IPO pursuant to which we registered and sold an aggregate of 26.0 million shares of Class A common stock at a price of $20.00 per share. The offering commenced on April 1, 2015 and did not terminate before all of the securities registered in the Registration Statement were sold. The offering was completed on April 7, 2015, resulting in proceeds of $491.8 million, net of underwriters' discounts and commissions, which we used to purchase newly-issued LLC Units from Desert Newco at a price per unit equal to the IPO price. There have been no material changes in the planned use of IPO proceeds from that described in our prospectus dated March 31, 2015, filed with the SEC on April 1, 2015 pursuant to Rule 424(b).

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

GODADDY INC.

Date:	August 6, 2015	/s/ Scott W. Wagner
Scott W. Wagner
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
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