Form 10-Q
period 2015-09-30
GoDaddy Inc.
filed 2015-11-05
CIK 1609711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

As of October 30, 2015, there were 65,508,572 shares of GoDaddy Inc.'s Class A common stock, $0.001 par value per share, outstanding and 90,398,474 shares of GoDaddy Inc.'s Class B common stock, $0.001 par value per share, outstanding.

GoDaddy Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2015

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “project,” “plan,” “expect” and similar expressions conveying uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, among other things, statements regarding:

•	our ability to continue to add new customers and increase sales to our existing customers;

•	our ability to develop new solutions and bring them to market in a timely manner;

•	our ability to timely and effectively scale and adapt our existing solutions;

•	our dependence on establishing and maintaining a strong brand;

•	the rate of growth of, and anticipated trends and challenges in, our business and in the market for our products;

•	the effects of increased competition in our markets and our ability to compete effectively;

•	our ability to expand internationally;

•	our ability to effectively manage our exposure to fluctuations in foreign currency exchange rates;

•	our ability to effectively manage our growth and associated investments;

•	adverse consequences of our substantial level of indebtedness;

•	our ability to maintain or improve our market share;

•	sufficiency of cash and cash equivalents to meet our needs for at least the next 12 months;

•	beliefs and objectives for future operations;

•	the amount and timing of any payments we make under tax receivable agreements;
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
You should not rely upon forward-looking statements as predictions of future events. Although we believe the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee the future results, levels of activity, performance or events and circumstances described in the forward-looking statements will be achieved or occur. Neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements for any reason after the date of this report to conform such statements to actual results or to changes in our expectations, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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
We refer to Kohlberg Kravis Roberts & Co. L.P. (together with its affiliates, KKR), Silver Lake Partners (together with its affiliates, Silver Lake) and Technology Crossover Ventures (together with its affiliates, TCV) collectively as the Sponsors. We refer to Robert R. Parsons, our founder and a member of our board of directors, as Bob Parsons.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
GoDaddy Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$327.7	$139.0
Short-term investments	5.4	3.0
Accounts and other receivables	6.2	3.5
Registry deposits	21.2	17.8
Prepaid domain name registry fees	295.2	272.8
Prepaid expenses and other current assets	28.0	24.8
Total current assets	683.7	460.9
Property and equipment, net	221.5	220.9
Prepaid domain name registry fees, net of current portion	162.9	152.8
Goodwill	1,662.3	1,661.2
Intangible assets, net	728.2	749.7
Other assets	11.5	19.3
Total assets	$3,470.1	$3,264.8
Liabilities and stockholders'/members’ equity
Current liabilities:
Accounts payable	$28.9	$31.9
Accrued expenses	142.8	114.5
Current portion of payable to related parties pursuant to tax receivable agreements	3.0	—
Current portion of deferred revenue	934.0	821.4
Current portion of long-term debt	4.8	5.0
Total current liabilities	1,113.5	972.8
Deferred revenue, net of current portion	478.5	429.2
Long-term debt, net of current portion	1,043.2	1,413.9
Payable to related parties pursuant to tax receivable agreements, net of current portion	167.9	—
Other long-term liabilities	35.8	38.5
Commitments and contingencies
Stockholders'/members' equity:
Members' interest	—	410.4
Preferred stock, $0.001 par value - 50,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value - 1,000,000 shares authorized; 65,263 shares issued and outstanding as of September 30, 2015	0.1	—
Class B common stock, $0.001 par value - 500,000 shares authorized; 90,398 shares issued and outstanding as of September 30, 2015	0.1	—
Additional paid-in capital	395.0	—
Accumulated other comprehensive income	0.9	—
Accumulated deficit	(32.3)	—
Total stockholders' equity attributable to GoDaddy Inc./members' equity	363.8	410.4
Non-controlling interests	267.4	—
Total stockholders'/members’ equity	631.2	410.4
Total liabilities and stockholders'/members’ equity	$3,470.1	$3,264.8

See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Domains	$215.0	$194.6	$622.7	$564.1
Hosting and presence	150.8	131.5	436.5	369.9
Business applications	45.3	30.8	122.7	81.6
Total revenue	411.1	356.9	1,181.9	1,015.6
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	144.0	131.7	420.9	384.6
Technology and development	67.5	62.4	202.8	187.4
Marketing and advertising	49.3	40.2	150.8	121.7
Customer care	54.8	48.9	167.2	140.6
General and administrative	44.6	41.8	167.6	127.5
Depreciation and amortization	40.6	38.5	116.4	113.0
Total costs and operating expenses	400.8	363.5	1,225.7	1,074.8
Operating income (loss)	10.3	(6.6)	(43.8)	(59.2)
Interest expense	(14.6)	(23.1)	(54.7)	(61.3)
Loss on debt extinguishment	—	—	(21.4)	—
Other income (expense), net	—	1.1	0.7	1.0
Loss before income taxes	(4.3)	(28.6)	(119.2)	(119.5)
Benefit (provision) for income taxes	(0.9)	1.0	(0.7)	3.0
Net loss	(5.2)	(27.6)	(119.9)	(116.5)
Less: net loss attributable to non-controlling interests	(2.7)	—	(44.2)	—
Net loss attributable to GoDaddy Inc.	$(2.5)	$(27.6)	$(75.7)	$(116.5)
Net loss per share of Class A common stock—basic and diluted(2)	$(0.04)	$(0.21)	$(0.82)	$(0.91)
Weighted-average shares of Class A common stock outstanding—basic and diluted(2)	64,999	38,826	56,153	38,826
___________________________ (1) Costs and operating expenses include equity-based compensation expense as follows:

Technology and development	$4.4	$2.7	$12.5	$7.2
Marketing and advertising	1.5	3.4	4.5	5.1
Customer care	0.9	0.2	2.1	0.5
General and administrative	3.2	3.1	9.4	9.4

(2) Amounts for periods prior to our initial public offering have been retrospectively adjusted to give effect to the organizational transactions described in Note 1. The prior period amounts do not consider the 26,000 shares of Class A common stock sold in our initial public offering. See Note 11.

See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Stockholders'/Members' Equity (unaudited)
(In millions, except share amounts which are reflected in thousands)

		Class A Common Stock		Class B Common Stock
	Members' Equity	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total Stockholders' Equity
Balance at December 31, 2014	$410.4	—	$—	—	$—	$—	$—	$—	$—	$—
Net loss prior to the Reorganization Transactions	(43.4)	—	—	—	—	—	—	—	—	—
Equity-based compensation expense	8.7	—	—	—	—	19.8	—	—	—	19.8
Effect of the Reorganization Transactions	(375.9)	38,826	0.1	90,425	0.1	61.6	—	—	314.1	375.9
Issuance of Class A common stock in initial public offering, net of offering costs	—	26,000	—	—	—	480.6	—	—	—	480.6
Net loss subsequent to the Reorganization Transactions	—	—	—	—	—	—	(32.3)	—	(44.2)	(76.5)
TRA liability from the Reorganization Transactions	—	—	—	—	—	(170.4)	—	—	—	(170.4)
Stock option exercises and other	0.2	437	—	(27)	—	3.4	—	—	(2.5)	0.9
Other comprehensive income	—	—	—	—	—	—	—	0.9	—	0.9
Balance at September 30, 2015	$—	65,263	$0.1	90,398	$0.1	$395.0	$(32.3)	$0.9	$267.4	$631.2

See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(119.9)	$(116.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	116.4	113.0
Equity-based compensation	28.5	22.2
Loss on debt extinguishment	21.4	—
Other	7.5	8.2
Changes in operating assets and liabilities, net of amounts acquired:
Registry deposits	(3.4)	(1.7)
Prepaid domain name registry fees	(32.5)	(24.8)
Deferred revenue	161.9	157.3
Other operating assets and liabilities	18.2	(2.8)
Net cash provided by operating activities	198.1	154.9
Investing activities
Purchases of short-term investments	(7.3)	(6.0)
Maturities of short-term investments	4.9	6.2
Business acquisitions, net of cash acquired	(30.7)	(40.7)
Purchase of intangible assets	(22.5)	—
Purchases of property and equipment, excluding improvements	(31.3)	(35.1)
Purchases of leasehold and building improvements	(3.0)	(6.3)
Other	1.1	1.1
Net cash used in investing activities	(88.8)	(80.8)
Financing activities
Proceeds from issuance of Class A common stock sold in initial public offering, net of offering costs	482.4	(1.4)
Distributions paid to unit and option holders	—	(349.0)
Proceeds from option exercises and other	1.2	2.6
Proceeds from term loan	—	263.8
Proceeds from revolving credit loan	—	75.0
Repayment of senior note	(300.0)	—
Repayment of revolving credit loan	(75.0)	—
Repayment of term loan	(8.2)	(4.9)
Payment of financing-related costs	(13.5)	(8.4)
Repayment of other financing obligations	(7.4)	(2.2)
Net cash provided by (used in) financing activities	79.5	(24.5)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	—
Net increase in cash and cash equivalents	188.7	49.6
Cash and cash equivalents, beginning of period	139.0	95.4
Cash and cash equivalents, end of period	$327.7	$145.0
Supplemental cash flow information:
Cash paid during the period for:
Interest on long-term debt	$47.3	$54.4
Income taxes, net of refunds received	$1.6	$1.7
Supplemental information for non-cash investing and financing activities:
Fair value of contingent consideration in connection with business acquisitions	$0.9	$2.3
Accrued capital expenditures, excluding improvements, at period end	$5.0	$8.3
Accrued capital expenditures, leasehold and building improvements, at period end	$0.6	$7.3
Building acquired under lease financing obligation	$—	$18.1

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

•	the issuance of shares of Class B common stock to each of Desert Newco's existing owners (the Continuing LLC Owners) on a one-to-one basis with the number of LLC Units owned; and

•	the acquisition, by merger, of four members of Desert Newco (the Reorganization Parties), for which we issued 38,826 shares of Class A common stock as consideration (the Investor Corp Mergers).
We are the sole managing member of Desert Newco. Although we have a minority economic interest, we have sole voting power in, and control the management of, Desert Newco. As a result, we consolidate Desert Newco's financial results and report a non-controlling interest related to the portion of Desert Newco not owned by us. As of September 30, 2015, we owned approximately 42% of Desert Newco.
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
We had no significant components of other comprehensive income during any of the periods presented. As such, a consolidated statement of comprehensive loss is not presented.
Our interim condensed consolidated financial statements are unaudited. These financial statements have been prepared in accordance with GAAP, and in our opinion, include all adjustments of a normal recurring nature necessary for the fair presentation of the interim periods presented. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2015.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions affecting amounts reported in our financial statements. Our more significant estimates include:

•	the determination of the best estimate of selling price of the deliverables included in multiple-deliverable revenue arrangements;
•the fair value of assets acquired and liabilities assumed in business combinations;

•	the assessment of recoverability of long-lived assets, including property and equipment, goodwill and intangible assets;
•the estimated reserve for refunds;
•the estimated useful lives of intangible and depreciable assets;
•the grant date fair value of equity-based awards;
•the recognition, measurement and valuation of current and deferred income taxes;
•the recognition and measurement of amounts payable under tax receivable agreements; and
•the recognition and measurement of loss contingencies, indirect tax liabilities and certain accrued liabilities.
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
Derivative Financial Instruments
During the third quarter of 2015, we entered into foreign exchange forward contracts with financial institutions to hedge certain forecasted revenue transactions denominated in currencies other than the United States (U.S.) dollar. We designate these forward contracts as cash flow hedges, which are recognized as either assets or liabilities at fair value. We do not hold or issue derivative instruments for speculative or trading purposes. At September 30, 2015, the total notional amount of such contracts was $80.6 million, all having maturities of 12 months or less.
We reflect gains or losses on the effective portion of a cash flow hedge as a component of accumulated other comprehensive income and subsequently amortize the cumulative gains or losses to revenue as the underlying transactions are recognized. Any ineffective portion of gains or losses are recorded as other income (expense), net. At September 30, 2015, all such amounts were immaterial.
Income Taxes
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events included in the financial statements. Under this method, we

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in our statement of operations in the period in which the enactment date occurs.
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
Interest and penalties related to income taxes are included in benefit (provision) for income taxes. We have not incurred any significant interest or penalties related to income taxes in any of the periods presented.
Payable to Related Parties Pursuant to the TRAs
Concurrent with the completion of the IPO, we became a party to five Tax Receivable Agreements (TRAs). Four of the TRAs are between us and each of the four Reorganization Parties, with the fifth being between us and the Continuing LLC Owners. The TRAs provide for payment to the Reorganization Parties and the Continuing LLC Owners of approximately 85% of the amount of the calculated tax savings, if any, we will realize due to the Investor Corp Mergers and any future exchanges of LLC Units (together with the corresponding shares of Class B common stock) for Class A common stock.
In the Investor Corp Mergers, we received certain tax attributes, including the original basis adjustments (the OBAs), created when the Reorganization Parties acquired their original LLC Units. These OBAs entitle us to the depreciation and amortization previously allocable to the Reorganization Parties. To the extent this depreciation and amortization is used to reduce our taxable income, thereby resulting in actual tax savings, we will be required to pay the Reorganization Parties approximately 85% of such savings. The liability under the TRAs will be adjusted through general and administrative expenses each period based on changes in anticipated future taxable income.
Based on current projections of taxable income, we anticipate we will utilize a significant portion of the OBAs allocated to us in the form of additional depreciation and amortization deductions. These deductions are allowed prior to the utilization of any net operating loss or tax credit carryforward against income taxes. Accordingly, we have recorded a liability reflecting the portion of the calculated tax savings we expect to owe to the Reorganization Parties under the TRAs. Because we anticipate these additional depreciation and amortization deductions being greater than our taxable income, the excess deductions allocated to us will increase the amount of our net operating loss carryforwards, also increasing the deferred tax assets described above as these excess deductions are realized.
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
In February 2015, the FASB issued new guidance related to consolidations. The new standard amends the guidelines for determining whether certain legal entities should be consolidated. The new standard is effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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
In September 2015, the FASB issued new guidance simplifying the accounting for measurement period adjustments resulting from business combinations. The new standard requires an entity to recognize adjustments to provisional amounts in the period in which they are determined, rather than retrospectively adjusting previously reported amounts. The standard requires the acquiring entity to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income, if any, resulting from the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date. The new standard is effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

3.    Business Acquisitions
During the nine months ended September 30, 2015, we completed three acquisitions for total aggregate consideration consisting of cash of $29.2 million and additional earn-out payments subject to the achievement of certain revenue targets. We recognized a liability of $0.9 million representing the initial estimated fair value of the contingent consideration. These acquisitions are not material to our results of operations, and as a result, no proforma financial information is presented.
The aggregate purchase price was allocated to the assets acquired and liabilities assumed based upon our assessment of their fair values as of the respective acquisition dates with $26.5 million attributed to identified indefinite-lived intangible assets, $2.5 million to other identified finite-lived intangible assets, $1.1 million to goodwill, which is deductible for income tax purposes, and $0.9 million of net liabilities assumed. Identified intangible assets, which were valued using either income- or cost-based approaches, include an indefinite-lived domain portfolio and customer-related intangible assets, developed technology and branding having a total weighted-average amortization period of 1.7 years.

4.    Goodwill and Intangible Assets
The following table summarizes changes in our goodwill balance:

Balance at December 31, 2014	$1,661.2
Goodwill related to acquisitions	1.1
Balance at September 30, 2015	$1,662.3

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

Intangible assets, net are summarized as follows:

	September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Domains Sold	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	n/a	$445.0
Domain portfolio	26.5	n/a	$1.4	25.1
Finite-lived intangible assets:
Customer-related	360.5	$181.5	n/a	179.0
Developed technology	210.1	138.0	n/a	72.1
Trade names	11.2	4.6	n/a	6.6
Other	1.1	0.7	n/a	0.4
	$1,054.4	$324.8	$1.4	$728.2

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Finite-lived intangible assets:
Customer-related	336.9	$143.1	193.8
Developed technology	209.5	107.4	102.1
Trade names	10.9	2.8	8.1
Other	1.1	0.4	0.7
	$1,003.4	$253.7	$749.7

During the nine months ended September 30, 2015, we purchased a customer-related intangible asset for $22.5 million in cash and additional earn-out payments of up to $16.7 million subject to the achievement of certain customer conversion milestones. The purchased intangible asset was valued at cost and will be amortized over 48 months based on expected customer attrition. Transaction costs were immaterial and were expensed as incurred. The asset will be increased by the value of the contingent consideration to the extent the related milestones are achieved.
Customer-related intangible assets, developed technology, trade names and other intangible assets have weighted-average useful lives from the date of purchase of 99 months, 64 months, 58 months and 36 months, respectively. Amortization expense was $24.6 million and $24.4 million for the three months ended September 30, 2015 and 2014, respectively. Amortization expense was $71.4 million and $72.3 million for the nine months ended September 30, 2015 and 2014, respectively. The weighted-average remaining amortization period for amortizable intangible assets was 49 months as of September 30, 2015.
As individual domains are sold, our indefinite-lived domain portfolio intangible asset is reduced by the allocated carrying cost of each domain, which is included in cost of revenue.

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

Based on the balance of finite-lived intangible assets at September 30, 2015, expected future amortization expense is as follows:

Year Ending December 31:
2015 (remainder of)	$26.1
2016	88.8
2017	52.5
2018	44.4
2019	25.9
Thereafter	20.4
$258.1

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
We are required to, at all times, maintain (i) a one-to-one ratio between the number of shares of Class A common stock outstanding and the number of LLC Units owned by us and (ii) a one-to-one ratio between the number of shares of Class B common stock owned by the Continuing LLC Owners and the number of LLC Units owned by the Continuing LLC Owners. We may issue shares of Class B common stock only to the extent necessary to maintain these ratios. Shares of Class B common stock are transferable only together with an equal number of LLC Units if we, at the election of a Continuing LLC Owner, exchange LLC Units for shares of Class A common stock.
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
Investor Corp Mergers
As described in Note 1, we acquired the Reorganization Parties, to which we issued an aggregate of 38,826 shares of Class A common stock as consideration for the 38,826 aggregate LLC Units held by such entities. Upon consummation of the Investor Corp Mergers, we recognized the acquired LLC Units at carrying value, as these transactions are considered to be between entities under common control.
We also acquired the tax attributes of the Reorganization Parties, which were recorded generally as deferred tax assets at the time of the Investor Corp Mergers. These attributes include net operating losses, tax credit carryforwards and OBAs arising from the original acquisition of LLC Units by the Reorganization Parties, as described in Note 10.

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
We used the net proceeds from the IPO to: (i) make certain payments to the Sponsors and Bob Parsons as described in Note 13, (ii) repay the note payable to The Go Daddy Group, Inc. (Holdings), an entity owned by Bob Parsons, and all amounts drawn on our revolving credit loan as described in Note 8 and (iii) complete an acquisition.

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
We grant options at exercise prices equal to the fair market value of our Class A common stock on the date of grant. We recognize the grant date fair value of equity-based awards as compensation expense over the required service period of each award, taking into account the probability of our achievement of associated predetermined performance targets. Equity-based award activity was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Number of options granted	843	1,265	3,356	3,971
Weighted-average exercise price of options granted	$25.87	$18.00	$22.37	$16.20
Weighted-average grant date fair value of options granted	$10.96	$8.05	$9.18	$7.73
Number of RSUs granted	2	—	16	62
Weighted-average grant date fair value of RSUs granted	$24.81	$—	$26.84	$15.27
At September 30, 2015, total unrecognized compensation expense related to non-vested awards was $56.2 million with an expected remaining weighted-average recognition period of 2.4 years. We currently believe the performance targets related to the vesting of performance options will be achieved. If such targets are not achieved, or are subsequently determined to not be probable of being achieved, we will not recognize any equity-based compensation expense relating to performance options, and will reverse any previously recognized equity-based compensation expense.
The fair value of each ESPP share is estimated on the first day of each offering period using the Black-Scholes option pricing model, and is recognized as equity-based compensation expense on a straight-line basis over the term of each six-month offering period. As of September 30, 2015, $9.7 million has been withheld on behalf of employees for future purchases under the ESPP, which is included in accrued expenses. At September 30, 2015, total unrecognized compensation expense related to ESPP shares was $0.8 million, which will be recognized during the fourth quarter of 2015.

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

7.    Deferred Revenue
Deferred revenue consists of the following:

	September 30, 2015	December 31, 2014
Current:
Domains	$501.5	$462.9
Hosting and presence	327.4	283.4
Business applications	105.1	75.1
	$934.0	$821.4
Noncurrent:
Domains	$287.8	$266.8
Hosting and presence	150.7	131.5
Business applications	40.0	30.9
	$478.5	$429.2

8.    Long-Term Debt
Long-term debt consists of the following:

	September 30, 2015	December 31, 2014
Term Loan due May 13, 2021 (effective interest rate of 5.1% at September 30, 2015 and 5.2% at December 31, 2014)	$1,086.3	$1,094.5
9% Note payable to Holdings (Senior Note)	—	300.0
Revolving Credit Loan due May 13, 2019 (effective interest rate of 4.0% at December 31, 2014)	—	75.0
Total	1,086.3	1,469.5
Less unamortized original issue discounts on long-term debt(1)	(38.3)	(50.6)
Less current portion of long-term debt	(4.8)	(5.0)
	$1,043.2	$1,413.9

(1)	Original issue discounts are amortized to interest expense over the life of the related debt instruments using the effective interest method.
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
In April 2015, we made a payment of $75.0 million to repay all amounts drawn on the Revolving Credit Loan. At September 30, 2015, we have $150.0 million available for borrowing under the Revolving Credit Loan.
At September 30, 2015, we were not in violation of any covenants of the Credit Facility.
The estimated fair value of the Term Loan was $1,087.7 million at September 30, 2015 based on observable market prices for this loan, which is traded in a less active market and is therefore classified as a Level 2 fair value measurement.

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
Future Debt Maturities
Aggregate principal payments, exclusive of any unamortized original issue discounts, due on long-term debt as of September 30, 2015 are as follows:

Year Ending December 31:
2015 (remainder of)	$2.8
2016	11.0
2017	11.0
2018	11.0
2019	11.0
Thereafter	1,039.5
$1,086.3

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
Indemnifications
In the normal course of business, we have made indemnities under which we may be required to make payments in relation to certain transactions. These include indemnities to our directors and officers to the maximum extent permitted under applicable state laws and indemnifications related to certain lease agreements. In addition, certain advertiser and reseller partner agreements contain indemnification provisions, which are generally consistent with those prevalent in the industry. We have not incurred significant obligations under indemnification provisions historically, and do not expect to incur significant obligations in the future. Accordingly, we have not recorded any liabilities related to such indemnities as of September 30, 2015 and December 31, 2014.
We include service level commitments to our customers guaranteeing certain levels of uptime reliability and performance for our hosting and premium DNS products. These guarantees permit those customers to receive credits in the event we fail to meet those levels, with exceptions for certain service interruptions including but not limited to periodic maintenance. We have not incurred any material costs as a result of such commitments during any of the periods presented, and have not recorded any liabilities related to such obligations as of September 30, 2015 and December 31, 2014.
Indirect Taxes
We are subject to indirect taxation in some, but not all, of the various states and foreign jurisdictions in which we conduct business. Laws and regulations attempting to subject communications and commerce conducted over the Internet to various indirect taxes are becoming more prevalent, both in the U.S. and internationally, and may impose additional burdens on us in the future. Increased regulation could negatively affect our business directly, as well as the businesses of our customers.

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

Taxing authorities may impose indirect taxes on the Internet-related revenue we generate based on regulations currently being applied to similar, but not directly comparable, industries. There are many transactions and calculations where the ultimate indirect tax determination is uncertain. In addition, domestic and international indirect taxation laws are complex and subject to change. We may be audited in the future, which could result in changes to our indirect tax estimates. We continually evaluate those jurisdictions in which nexus exists and believe we maintain adequate indirect tax accruals. Although we believe our indirect tax estimates and associated accruals are reasonable, the final determination of indirect tax audits and any related litigation could be different than the amounts established for indirect tax contingencies.
As of September 30, 2015 and December 31, 2014, our accrual for estimated indirect tax liabilities was $6.3 million and $5.9 million, respectively, which reflects our best estimate of the probable liability based on an analysis of our business activities, revenues subject to indirect taxes and applicable regulations in each jurisdiction. Due to the complexity and uncertainty surrounding indirect tax laws, we believe it is reasonably possible we have incurred additional liabilities related to indirect taxes; however, we are not currently able to estimate a range.

10.    Income Taxes
We are subject to U.S. federal income taxes as well as state taxes. In addition, we may be subject to taxes in the foreign jurisdictions in which we operate. We are a controlling member in Desert Newco, which has been, and will continue to be, treated as a partnership for U.S. income tax purposes. As such, Desert Newco is considered a pass-through entity and generally does not pay income taxes on its taxable income in most jurisdictions. Instead, Desert Newco's members, of which we are one, are liable for U.S. federal and state income taxes based on their taxable income. Desert Newco is liable for income taxes in certain foreign jurisdictions, in those states not recognizing its pass-through status and for certain subsidiaries not taxed as pass-through entities. We have acquired the outstanding stock of various entities taxed as corporations, which are now wholly-owned by us or our subsidiaries and are treated as a consolidated group for federal income tax purposes. Where required, these subsidiaries also file as a consolidated group for state income tax purposes.
Our effective tax rate differs from statutory rates primarily due to Desert Newco's pass-through structure for U.S. income tax purposes, while being treated as taxable in certain states and various foreign jurisdictions as well as for certain subsidiaries. In all foreign jurisdictions where we conduct business, except Canada, we operate through legal entities disregarded for U.S. income tax purposes and are subject to income tax in both the local jurisdictions and the U.S. In addition, after evaluating our ability to recover deferred tax assets associated with net operating losses and other tax attributes received through the Reorganization Transactions and the IPO, we have determined it is more-likely-than-not these deferred tax assets will not be realized. Accordingly, we have recorded a valuation allowance against all of these deferred tax assets.
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
Payable to Related Parties Pursuant to the TRAs
Based on current projections of taxable income, and before deduction of any specially allocated depreciation and amortization, we anticipate having enough taxable income to utilize a significant portion of these specially allocated deductions related to the original OBAs. Accordingly, at the completion of the Reorganization Transactions and the IPO, we recorded an initial liability of $170.4 million payable to the Reorganization Parties under the TRAs, representing approximately 85% of the calculated tax savings based on the portion of the OBAs we anticipate being able to utilize in future years. During the three months ended September 30, 2015, we recorded $0.5 million as an increase to the TRA liability resulting from changes in anticipated taxable income, which is included in general and administrative expenses. As of September 30, 2015, $3.0 million of the TRA liability is expected to be paid within the next 12 months; therefore, this amount is included in current liabilities.
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

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

11.    Loss Per Share
Basic loss per share is computed by dividing net loss attributable to GoDaddy Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted loss per share is computed giving effect to all potentially dilutive shares, including outstanding options, RSUs and warrants. Diluted loss per share for all periods presented is the same as basic loss per share as the inclusion of potentially issuable shares would be antidilutive.
For purposes of calculating loss per share for periods prior to the IPO, including the nine months ended September 30, 2015 for which a portion of the period preceded the IPO, we treated the Reorganization Transactions as a merger of entities under common control. Therefore, we have retrospectively reflected loss per share as though these transactions had occurred as of the earliest period presented. For all periods prior to the IPO, we allocated our historical net loss between the Class A stockholders and the non-controlling interest based on their respective share ownership. For these allocations, the weighted average shares of Class A common stock outstanding was based upon the number of LLC Units held by the Reorganization Parties, while the weighted average shares of Class B common stock outstanding for the non-controlling interest was based upon the LLC Units held by the Continuing LLC Owners. These calculations do not consider the 26,000 shares of Class A common stock sold in our IPO.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(5.2)	$(27.6)	$(119.9)	$(116.5)
Less: net loss attributable to non-controlling interests	(2.7)	(19.3)	(74.0)	(81.3)
Net loss attributable to GoDaddy Inc.	$(2.5)	$(8.3)	$(45.9)	$(35.2)

Denominator:
Weighted-average shares of Class A common stock outstanding—basic	64,999	38,826	56,153	38,826
Effect of dilutive securities	—	—	—	—
Weighted-average shares of Class A Common stock outstanding—diluted	64,999	38,826	56,153	38,826

Net loss per share of Class A common stock—basic and diluted	$(0.04)	$(0.21)	$(0.82)	$(0.91)
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such shares would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Options, RSUs and warrants	15,731	11,250	14,693	10,162

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

	September 30, 2015	December 31, 2014(1)
Class A common stock	65,263	38,826
Class B common stock	90,398	90,177
	155,661	129,003

(1)	Shares for December 31, 2014 have been retrospectively adjusted to give effect to the Reorganization Transactions.

12.    Geographic Information
Revenue by geography is based on the customer's address, and was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
U.S.	$305.8	$267.2	$880.5	$764.5
International	105.3	89.7	301.4	251.1
	$411.1	$356.9	$1,181.9	$1,015.6
No individual international country represented more than 10% of total revenue in any period presented. Substantially all of our assets are located in the U.S.

13.    Related Party Transactions
Sponsors
Amounts paid to affiliates of KKR related to their participation as lenders under our Credit Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Principal	$0.1	$0.1	$5.2	$0.1
Interest and other fees	0.3	0.6	1.1	1.1
Debt financing fees	—	—	—	0.7
As of September 30, 2015 and December 31, 2014, affiliates of KKR held $28.9 million and $29.1 million, respectively, of the outstanding principal balance of the Term Loan as participating lenders. Additionally, as of December 31, 2014, affiliates of KKR held $5.0 million of the outstanding principal balance of the Revolving Credit Loan as participating lenders, which was repaid in April 2015.
On December 16, 2011, we entered into a transaction and monitoring fee agreement with affiliates of certain of the Sponsors pursuant to which those entities provided management and advisory services. In April 2015, we made a final aggregate payment of $26.7 million upon the termination of this agreement following the completion of the IPO, which was charged to general and administrative expenses. This payment was equal to the present value of the management fees that would have been payable during the ten-year period following termination. Following this payment, we have no further obligations under this agreement. During the three months ended September 30, 2015 and 2014, we paid $0 and $0.6 million,

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

respectively, under this arrangement. During the nine months ended September 30, 2015 and 2014, we paid $27.3 million and $1.8 million, respectively, under this arrangement.
Bob Parsons and Holdings
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
During the three months ended September 30, 2015 and 2014, we paid $0 and $6.8 million, respectively, of interest to Holdings under the Senior Note. During the nine months ended September 30, 2015 and 2014, we paid $9.2 million and $20.3 million, respectively, of interest to Holdings under the Senior Note. In April 2015, we also paid a $13.5 million prepayment premium to Holdings in connection with our repayment of the Senior Note.
Holdings has indemnified us for certain taxes related to periods prior to December 16, 2011 and we have agreed to provide customary indemnification to Bob Parsons related to his service to us.
Other
In the ordinary course of business, we purchase and lease computer equipment, technology licensing and software maintenance and support from affiliates of Dell Inc. (Dell). Silver Lake and its affiliates have a significant ownership interest in Dell. During the three months ended September 30, 2015 and 2014, we paid $4.3 million and $5.8 million, respectively, to Dell. During the nine months ended September 30, 2015 and 2014, we paid $13.3 million and $14.2 million, respectively, to Dell.

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
Overview
We are a leading technology provider to small businesses, web design professionals and individuals, delivering simple, easy-to-use cloud-based products coupled with outcome-driven, personalized customer care. We operate the world’s largest domain marketplace, where our customers can find a unique piece of digital real estate perfectly matching their ideas. We provide website building, hosting and security tools to help customers easily construct and protect their online presence and tackle the rapidly changing technology landscape. As our customers grow, we provide applications helping them connect to their customers, manage and grow their businesses and get found online.
Third Quarter Financial Highlights
Below are our key financial highlights as of and for the three months ended September 30, 2015. All comparisons are to the three months ended September 30, 2014.

•	Total revenue increased 15.2% to $411.1 million.

•	International revenue increased 17.4% to $105.3 million.

•	Total bookings(1), a non-GAAP financial measure, increased 14.1% to $475.6 million.

•	Net loss was $5.2 million.

•	Adjusted EBITDA(1), a non-GAAP financial measure, increased 22.5% to $87.7 million.

•	Total customers increased 8.8% to 13.6 million.

•	Average revenue per user increased 6.8% to $119.

•	Cash and cash equivalents were $327.7 million.

•	Operating cash flow was $78.7 million.

•	Capital expenditures were $11.3 million.
(1) Total bookings and adjusted EBITDA are non-GAAP financial measures. Reconciliations of total bookings to total revenue and adjusted EBITDA to net loss, the most directly comparable GAAP financial measures, are set forth on page 24.
Factors Affecting Our Performance
We believe the growth of our business and our ability to achieve and maintain profitability will depend on various opportunities, challenges and other factors, including our ability to continue to expand our product offerings, to successfully expand internationally, to efficiently acquire new customers and to increase our sales to existing customers. While these areas present significant opportunities, they also present risks we must manage to ensure successful results. If we are unable to address these challenges, our business could be adversely affected. We make significant ongoing investments in technology and development, marketing and advertising and Customer Care to support our revenue growth. Depending on the amount of these growth investments, our ability to achieve profitability may be delayed or our profitability may be reduced in the future.
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
Leveraging cloud-based technologies. We have made significant investments in technology and development expenses and intend to continue to invest in product innovation to address the evolving needs of our customers. Our revenue growth will depend in part on our ability to leverage our cloud-based technology platform and infrastructure to continue to launch new product offerings and efficiently offer them to our customers. While we believe these investments will contribute to our revenue growth, they may delay our ability to achieve profitability or reduce our profitability in the future.
Enhancements in brand and marketing. We expect to continue to dedicate significant resources to brand advertising and direct marketing efforts, particularly as we expand into new geographies and introduce new products. We have benefitted from high lifetime revenue per customer relative to the corresponding marketing and advertising spend we have made. Given these unit economics, we will continue to employ highly-analytic, metric-driven marketing efforts to acquire new customers and diversify our marketing investments across additional channels and geographies. Our growth will depend in part on our ability to launch impactful marketing campaigns and appropriately balance our level of spend with the benefits realized through new customer acquisitions and increased total bookings. In addition to our increased international focus, we are also targeting higher potential value segments like web professionals, which we expect may increase our cost to acquire customers over time. We believe our continued investment in brand advertising and direct marketing will help us acquire new customers, grow our revenue and improve our operating results over time. However, these investments may increase our cost to acquire customers, and as a result, may also delay our ability to achieve profitability or reduce our profitability in the future.
Key Metrics
We monitor the following key metrics to help us evaluate growth trends, establish budgets and assess operational performance. In addition to our results determined in accordance with GAAP, we believe the following non-GAAP and operational measures are useful in evaluating our business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(in millions, except ARPU)
Total bookings	$475.6	$416.8	$1,450.2	$1,265.6
Total customers at period end	13.6	12.5	13.6	12.5
Average revenue per user (ARPU)	$119	$112	$119	$112
Adjusted EBITDA	$87.7	$71.6	$263.9	$215.1
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
Total bookings increased 14.1% from $416.8 million for the three months ended September 30, 2014 to $475.6 million for the three months ended September 30, 2015 and increased 14.6% from $1,265.6 million for the nine months ended September 30, 2014 to $1,450.2 million for the nine months ended September 30, 2015. These increases were primarily driven by an 8.8% increase in total customers since September 30, 2014, a 4.3% increase in domains under management over the same period, increased customer spending on non-domains products and a higher growth rate associated with our continued expansion in international markets, partially offset by the impact of adverse movements in foreign currency exchange rates. Our hosting and presence and business applications bookings are growing at a faster rate than domains bookings as customers broaden their adoption of our products.
Total customers. We define total customers as those, as of the end of a period, having an active subscription. A single user may be counted as a customer more than once if the user maintains active subscriptions in multiple accounts. Total customers is an indicator of the scale of our business and is a critical factor in our ability to increase our revenue base.
Total customers increased 8.8% from 12.5 million as of September 30, 2014 to 13.6 million as of September 30, 2015. Our customer growth primarily resulted from increased brand awareness, our ongoing marketing and advertising initiatives, our continued international expansion and our enhanced and expanded product offerings.
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
ARPU increased 6.8% from $112 for the period ended September 30, 2014 to $119 for the period ended September 30, 2015, primarily due to broadened customer adoption of our products resulting in increased customer spend, revenue from acquired businesses and the reduced impact of purchase accounting adjustments.
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
Adjusted EBITDA increased 22.5% from $71.6 million for the three months ended September 30, 2014 to $87.7 million for the three months ended September 30, 2015 and increased 22.7% from $215.1 million for the nine months ended September 30, 2014 to $263.9 million for the nine months ended September 30, 2015. These increases primarily resulted from our revenue growth and improved operating efficiencies.

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
The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Total Bookings:	(in millions)
Total revenue	$411.1	$356.9	$1,181.9	$1,015.6
Change in deferred revenue	29.8	27.9	161.9	157.3
Net refunds	34.3	28.7	104.8	87.1
Other	0.4	3.3	1.6	5.6
Total bookings	$475.6	$416.8	$1,450.2	$1,265.6

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Adjusted EBITDA:	(in millions)
Net loss	$(5.2)	$(27.6)	$(119.9)	$(116.5)
Interest expense, net of interest income(1)	14.3	23.0	54.2	61.1
(Benefit) provision for income taxes and adjustments to the TRA liability(2)	1.4	(1.0)	1.2	(3.0)
Depreciation and amortization	40.6	38.5	116.4	113.0
Equity-based compensation expense	10.0	9.4	28.5	22.2
Change in deferred revenue	29.8	27.9	161.9	157.3
Change in prepaid and accrued registry costs(3)	(4.0)	—	(32.8)	(22.3)
Acquisition and sponsor-related costs(4)	0.8	1.4	54.4	3.9
Sales tax accrual(5)	—	—	—	(0.6)
Adjusted EBITDA	$87.7	$71.6	$263.9	$215.1

(1)	Interest income is included in “Other income (expense), net.”

(2)
For the three and nine months ended September 30, 2015, $0.5 million in adjustments to the TRA liability were included in general and administrative expenses. There were no such adjustments during any of the other periods presented.

(3)	This amount includes the changes in prepaid domain name registry fees, registry deposits and registry payables.

(4)
Cash paid for acquisition and sponsor-related costs included in net cash provided by operating activities was $0.4 million and $0.8 million for the three months ended September 30, 2015 and 2014, respectively, and $30.7 million and $2.2 million for the nine months ended September 30, 2015 and 2014, respectively. Cash paid for acquisition and sponsor-related costs included in net cash provided by financing activities was $0 and $13.5 million for the three and nine months ended September 30, 2015, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue:	(in millions)
Domains	$215.0	$194.6	$622.7	$564.1
Hosting and presence	150.8	131.5	436.5	369.9
Business applications	45.3	30.8	122.7	81.6
Total revenue	411.1	356.9	1,181.9	1,015.6
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	144.0	131.7	420.9	384.6
Technology and development	67.5	62.4	202.8	187.4
Marketing and advertising	49.3	40.2	150.8	121.7
Customer care	54.8	48.9	167.2	140.6
General and administrative	44.6	41.8	167.6	127.5
Depreciation and amortization	40.6	38.5	116.4	113.0
Total costs and operating expenses	400.8	363.5	1,225.7	1,074.8
Operating income (loss)	10.3	(6.6)	(43.8)	(59.2)
Interest expense	(14.6)	(23.1)	(54.7)	(61.3)
Loss on debt extinguishment	—	—	(21.4)	—
Other income (expense), net	—	1.1	0.7	1.0
Loss before income taxes	(4.3)	(28.6)	(119.2)	(119.5)
Benefit (provision) for income taxes	(0.9)	1.0	(0.7)	3.0
Net loss	(5.2)	(27.6)	(119.9)	(116.5)
Less: net loss attributable to non-controlling interests	(2.7)	—	(44.2)	—
Net loss attributable to GoDaddy Inc.	$(2.5)	$(27.6)	$(75.7)	$(116.5)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Domains	52.3%	54.5%	52.7%	55.5%
Hosting and presence	36.7%	36.9%	36.9%	36.5%
Business applications	11.0%	8.6%	10.4%	8.0%
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	35.0%	36.9%	35.6%	37.9%
Technology and development	16.4%	17.5%	17.2%	18.4%
Marketing and advertising	12.0%	11.3%	12.8%	12.0%
Customer care	13.3%	13.7%	14.1%	13.8%
General and administrative	10.9%	11.7%	14.2%	12.6%
Depreciation and amortization	9.9%	10.8%	9.8%	11.1%
Total costs and operating expenses	97.5%	101.9%	103.7%	105.8%
Operating income (loss)	2.5%	(1.9)%	(3.7)%	(5.8)%
Interest expense	(3.6)%	(6.5)%	(4.6)%	(6.0)%
Loss on debt extinguishment	—%	—%	(1.8)%	—%
Other income (expense), net	—%	0.4%	0.1%	—%
Loss before income taxes	(1.1)%	(8.0)%	(10.0)%	(11.8)%
Benefit (provision) for income taxes	(0.2)%	0.3%	(0.1)%	0.3%
Net loss	(1.3)%	(7.7)%	(10.1)%	(11.5)%
Less: net loss attributable to non-controlling interests	(0.7)%	—%	(3.7)%	—%
Net loss attributable to GoDaddy Inc.	(0.6)%	(7.7)%	(6.4)%	(11.5)%
Revenue
We generate substantially all of our revenue from sales of product subscriptions, including domain registrations, hosting and presence offerings and business applications. Our subscription terms are typically one year, but can range from monthly terms to multi-annual terms of up to 10 years depending on the product. We generally collect the full amount of subscription fees at the time of sale, but recognize revenue ratably over the applicable contract term. Revenue is presented net of refunds.
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

The following table presents our revenue during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%

	($ in millions)
Domains	$215.0	$194.6	$20.4	10%	$622.7	$564.1	$58.6	10%
Hosting and presence	150.8	131.5	19.3	15%	436.5	369.9	66.6	18%
Business applications	45.3	30.8	14.5	47%	122.7	81.6	41.1	50%
Total revenue	$411.1	$356.9	$54.2	15%	$1,181.9	$1,015.6	$166.3	16%
The following table reflects the impact of purchase accounting to our total revenue during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Impact of purchase accounting:	(in millions)
Total revenue	$411.1	$356.9	$1,181.9	$1,015.6
Impact of purchase accounting on revenue	2.0	4.2	6.8	15.5
Total revenue excluding impact of purchase accounting(1)	$413.1	$361.1	$1,188.7	$1,031.1

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

Total revenue increased $54.2 million, or 15.2%, from $356.9 million for the three months ended September 30, 2014 to $411.1 million for the three months ended September 30, 2015 and increased $166.3 million, or 16.4%, from $1,015.6 million for the nine months ended September 30, 2014 to $1,181.9 million for the nine months ended September 30, 2015. These increases were primarily driven by growth in total customers and ARPU.
Total customers increased 1.1 million, or 8.8%, from 12.5 million as of September 30, 2014 to 13.6 million as of September 30, 2015. The increase in customers impacted each of our revenue lines, as the additional customers purchased subscriptions across our product portfolio. Domains under management increased 4.3% from 58.4 million as of September 30, 2014 to 60.9 million as of September 30, 2015, impacting domains revenue for both periods presented.
Domains
Domains revenue increased $20.4 million, or 10.5%, from $194.6 million for the three months ended September 30, 2014 to $215.0 million for the three months ended September 30, 2015. The increase was primarily attributable to a $12.3 million increase in revenue from domain registrations and renewals and a $6.3 million increase in revenue from aftermarket domain sales.
Domains revenue increased $58.6 million, or 10.4%, from $564.1 million for the nine months ended September 30, 2014 to $622.7 million for the nine months ended September 30, 2015. The increase was primarily attributable to a $45.6 million increase in revenue from domain registrations and renewals and a $11.0 million increase in revenue from aftermarket domain sales.
Hosting and presence
Hosting and presence revenue increased $19.3 million, or 14.7%, from $131.5 million for the three months ended September 30, 2014 to $150.8 million for the three months ended September 30, 2015. The increase was primarily attributable to a $11.7 million increase in revenue from our website hosting and website building products and a $5.2 million increase in revenue from sales of our security products.

Hosting and presence revenue increased $66.6 million, or 18.0%, from $369.9 million for the nine months ended September 30, 2014 to $436.5 million for the nine months ended September 30, 2015. The increase was primarily attributable to a $38.1 million increase in revenue from our website hosting and website building products and a $17.2 million increase in revenue from sales of our security products.
Business applications
Business applications revenue increased $14.5 million, or 47.1%, from $30.8 million for the three months ended September 30, 2014 to $45.3 million for the three months ended September 30, 2015 and increased $41.1 million, or 50.4%, from $81.6 million for the nine months ended September 30, 2014 to $122.7 million for the nine months ended September 30, 2015. These increases were primarily driven by our offering of expanded email and productivity solutions and increased customer adoption of our business applications products.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%

	($ in millions)
Cost of revenue (excluding depreciation and amortization)	$144.0	$131.7	$12.3	9%	$420.9	$384.6	$36.3	9%
Cost of revenue increased $12.3 million, or 9.3%, from $131.7 million for the three months ended September 30, 2014 to $144.0 million for the three months ended September 30, 2015. This increase was primarily attributable to a $6.4 million increase in domain registration costs driven by the 4.3% increase in domains under management as well as higher costs associated with new gTLD registrations, a $3.9 million increase in software licensing fees primarily related to increased sales of our email and productivity solutions and a $1.4 million increase in payment processing fees due to the overall bookings increase.
Cost of revenue increased $36.3 million, or 9.4%, from $384.6 million for the nine months ended September 30, 2014 to $420.9 million for the nine months ended September 30, 2015. This increase was primarily attributable to a $21.9 million increase in domain registration costs driven by the 4.3% increase in domains under management as well as higher costs associated with new gTLD registrations, a $7.5 million increase in software licensing fees primarily related to increased sales of our email and productivity solutions and a $3.8 million increase in payment processing fees due to the overall bookings increase.
Technology and development
Technology and development expenses represent the costs associated with the creation, development and distribution of our products and websites. These expenses primarily consist of personnel costs associated with the design, development, deployment, testing, operation and enhancement of our products, as well as costs associated with the data centers and systems infrastructure supporting those products, excluding depreciation expense. We expect technology and development expense to increase in absolute dollars as we continue to enhance existing products, develop new products and geographically diversify our data center footprint. Technology and development expenses may increase or decrease as a percentage of total revenue depending on our level of investment in additional personnel and the expansion of our global infrastructure footprint. Our investments in additional technology and development expenses are made to enhance our integrated technology infrastructure and support our new and enhanced product offerings, international expansion and the overall growth of our business.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%

	($ in millions)
Technology and development	$67.5	$62.4	$5.1	8%	$202.8	$187.4	$15.4	8%
Technology and development expenses increased $5.1 million, or 8.2%, from $62.4 million for the three months ended September 30, 2014 to $67.5 million for the three months ended September 30, 2015. The increase was primarily attributable to a $3.0 million increase in compensation-related costs for our technology and development employees (including a $1.7 million increase in equity-based compensation) and a $2.0 million increase in technology-related professional fees to support our internal development team and expedite delivery of product enhancements to our customers.
Technology and development expenses increased $15.4 million, or 8.2%, from $187.4 million for the nine months ended September 30, 2014 to $202.8 million for the nine months ended September 30, 2015. The increase was primarily attributable to an $8.7 million increase in compensation-related costs for our technology and development employees (including a $5.3 million increase in equity-based compensation), a $2.6 million increase in data center rent related to the continued growth of our business, a $2.5 million increase in software maintenance and support costs and a $2.1 million increase in technology-related professional fees to support our internal development team and expedite delivery of product enhancements to our customers.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%

	($ in millions)
Marketing and advertising	$49.3	$40.2	$9.1	23%	$150.8	$121.7	$29.1	24%
Marketing and advertising expenses increased $9.1 million, or 22.6%, from $40.2 million for the three months ended September 30, 2014 to $49.3 million for the three months ended September 30, 2015. The increase was primarily attributable to increased advertising spend driven by increased online, search engine and television campaigns.
Marketing and advertising expenses increased $29.1 million, or 23.9%, from $121.7 million for the nine months ended September 30, 2014 to $150.8 million for the nine months ended September 30, 2015. The increase was primarily attributable to increased advertising spend driven by increased online, search engine, television, social media and radio campaigns.
Customer care
Customer care expenses represent the costs to advise our customers and service their needs, primarily consisting of personnel costs. We expect these expenses to increase in absolute dollars in the future as we expand our domestic and international Customer Care teams due to increases in total customers. We expect customer care expenses to fluctuate as a percentage of total revenue depending on the level of personnel required to support the continued growth of our business.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%

	($ in millions)
Customer care	$54.8	$48.9	$5.9	12%	$167.2	$140.6	$26.6	19%
Customer care expenses increased $5.9 million, or 12.1%, from $48.9 million for the three months ended September 30, 2014 to $54.8 million for the three months ended September 30, 2015. The increase was primarily due to a $5.2 million increase in compensation-related costs, primarily driven by increased average headcount.
Customer care expenses increased $26.6 million, or 18.9%, from $140.6 million for the nine months ended September 30, 2014 to $167.2 million for the nine months ended September 30, 2015. The increase was primarily due to a $24.7 million increase in compensation-related costs, primarily driven by increased average headcount, as well as incremental costs associated with the continued expansion of our international third-party Customer Care locations.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%

	($ in millions)
General and administrative	$44.6	$41.8	$2.8	7%	$167.6	$127.5	$40.1	31%
General and administrative expenses increased $2.8 million, or 6.7%, from $41.8 million for the three months ended September 30, 2014 to $44.6 million for the three months ended September 30, 2015 due to immaterial increases in a variety of general expenses associated with the overall growth of our business.
General and administrative expenses increased $40.1 million, or 31.5%, from $127.5 million for the nine months ended September 30, 2014 to $167.6 million for the nine months ended September 30, 2015. Excluding the termination payments discussed above, general and administrative expenses increased $10.4 million, or 8.2%, from $127.5 million for the nine months ended September 30, 2014 to $137.9 million for the nine months ended September 30, 2015, primarily due to a $5.2 million increase in compensation-related costs driven by increased average headcount.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%

	($ in millions)
Depreciation and amortization	$40.6	$38.5	$2.1	5%	$116.4	$113.0	$3.4	3%
There were no material changes in depreciation and amortization expense between the periods presented.
Interest expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%

	($ in millions)
Interest expense	$14.6	$23.1	$(8.5)	(37)%	$54.7	$61.3	$(6.6)	(11)%
Interest expense decreased $8.5 million, or (36.8)%, from $23.1 million for the three months ended September 30, 2014 to $14.6 million for the three months ended September 30, 2015, primarily driven by interest savings resulting from our repayment of the Senior Note in April 2015.
Interest expense decreased $6.6 million, or (10.8)%, from $61.3 million for the nine months ended September 30, 2014 to $54.7 million for the nine months ended September 30, 2015, primarily driven by interest savings resulting from our repayment of the Senior Note in April 2015, partially offset by increased borrowings from the May 2014 Term Loan refinancing.
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
On April 7, 2015, we completed our IPO and sold 26.0 million shares of Class A common stock at a public offering price of $20.00 per share, receiving $491.8 million in proceeds, net of underwriting discounts and commissions. We incurred $11.2 million of legal, accounting, printing and other professional fees related to the IPO, which were charged against additional paid-in capital upon completion of the IPO. We used the net proceeds to:

•	make a final aggregate payment of $26.7 million to the Sponsors upon the termination of the transaction and monitoring fee agreement;

•	make a payment of $3.0 million to Bob Parsons upon the termination of the executive chairman services agreement;

•	make a payment totaling $316.0 million to repay the Senior Note;

•	make a payment of $75.0 million to repay all amounts drawn on the Revolving Credit Loan; and

•	make a payment of $28.1 million to complete an acquisition.
We retained the remaining proceeds for general corporate purposes, which may include working capital needs, sales and marketing activities, solution and platform development, general and administrative matters and capital expenditures.
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
The Credit Facility contains covenants restricting, among other things, our ability to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes including mergers and consolidations, sell assets, make restricted payments including dividends, distributions and investments, prepay junior indebtedness and engage in operations other than in connection with acting as a holding company, subject to customary exceptions. The Revolving Credit Loan also contains a financial covenant requiring us to maintain a maximum net leverage ratio of 7.25:1.00 at all times our usage exceeds 30.0% of the maximum capacity. The net leverage ratio is calculated as the ratio of first lien secured debt less cash and cash equivalents to consolidated EBITDA (as defined in the Credit Facility). As of September 30, 2015, we were in compliance with all such covenants.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30, 2015
	2015	2014

	(in millions)
Net cash provided by operating activities	$198.1	$154.9
Net cash used in investing activities	(88.8)	(80.8)
Net cash provided by (used in) financing activities	79.5	(24.5)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	—
Net increase in cash and cash equivalents	$188.7	$49.6

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
Net cash provided by operating activities increased $43.2 million from $154.9 million during the nine months ended September 30, 2014 to $198.1 million during the nine months ended September 30, 2015, primarily due to a $16.2 million increase in cash resulting from net changes in working capital and a $15.4 million improvement in our operating loss. Excluding the $29.7 million of payments made in connection with the termination of certain agreements with the Sponsors and Bob Parsons following the completion of the IPO, our operating loss improved by $45.1 million. The primary driver of the increase in net changes from working capital was a $33.6 million increase in accrued expenses primarily resulting from the timing of payroll and employee benefit payments between the periods presented, partially offset by an $11.1 million decrease in prepaid expenses and other current assets.
Investing Activities
Our investing activities primarily consist of strategic acquisitions and purchases of property and equipment related to growth in our data centers and to support the overall growth in our business.
Net cash used in investing activities increased $8.0 million from $80.8 million during the nine months ended September 30, 2014 to $88.8 million during the nine months ended September 30, 2015. This increase was primarily due to a $22.5 million purchase of intangible assets, partially offset by a $10.0 million decrease in cash paid for business acquisitions and a $7.1 million decrease in capital expenditures.
Financing Activities
Our financing activities primarily consist of the receipt of proceeds from the IPO, payment of IPO costs, the repayment of principal on long-term debt and option activity.
Net cash from financing activities increased $104.0 million from $24.5 million used in financing activities during the nine months ended September 30, 2014 to $79.5 million provided by financing activities during the nine months ended September 30, 2015. This increase was primarily due to the receipt of net IPO proceeds of $482.4 million in 2015 and distributions of $349.0 million paid to Desert Newco's unit and option holders in 2014. These increases were partially offset by an increase in the repayment of long-term debt of $378.3 million, long-term debt borrowings of $338.8 million in 2014 and a $5.1 million increase in payments made for financing-related costs.
Deferred Revenue
Deferred revenue consists of our sales for products not yet recognized as revenue at the end of a period. Our deferred revenue as of September 30, 2015 was $1,412.5 million, and is expected to be recognized as revenue as follows:

	Remainder of 2015	2016	2017	2018	2019	Thereafter	Total

	(in millions)
Domains	$187.0	$358.6	$111.0	$54.1	$33.0	$45.6	$789.3
Hosting and presence	127.8	222.0	80.2	29.7	10.6	7.8	478.1
Business applications	41.1	70.3	20.1	7.0	3.4	3.2	145.1
	$355.9	$650.9	$211.3	$90.8	$47.0	$56.6	$1,412.5
Off-Balance Sheet Arrangements
As of September 30, 2015 and December 31, 2014, we had no off-balance sheet arrangements that had, or which are reasonably likely to have, a material effect on our consolidated financial statements.

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
Income Taxes
We are subject to U.S. federal and state income taxes. In addition, we may be subject to taxes in the foreign jurisdictions in which we operate. We are a controlling member in Desert Newco, which has been, and will continue to be, treated as a partnership for U.S. income tax purposes. Under these provisions, Desert Newco is considered a pass-through entity and generally does not pay income taxes on its taxable income in most jurisdictions. Instead, Desert Newco's members, of which we are one, are liable for U.S. federal and state income taxes based on their taxable income. Desert Newco is liable for income taxes in certain foreign jurisdictions, in those states not recognizing its pass-through status and for certain subsidiaries not taxed as pass-through entities. We have acquired the outstanding stock of various entities taxed as corporations, which are now wholly-owned by us or our subsidiaries and are treated as a consolidated group for federal income tax purposes. Where required, these subsidiaries also file as a consolidated group for state income tax purposes.
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
We recognize tax benefits from uncertain tax positions only if it is more-likely-than-not the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized from such positions are measured based on the largest benefit having a greater than 50% likelihood of being realized upon ultimate settlement.
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
In the Investor Corp Mergers, we acquired the OBAs created when the Reorganization Parties acquired their original LLC Units. These OBAs entitle us to the depreciation and amortization previously allocable to the Reorganization Parties. To the extent this depreciation and amortization is used to reduce our taxable income, thereby resulting in actual tax savings, we will be required to pay the Reorganization Parties approximately 85% of such savings. The liability under the TRAs will be adjusted through general and administrative expenses each period based on changes in anticipated future taxable income.
Based on current projections of taxable income, and before deduction of any specially allocated depreciation and amortization, we anticipate having enough taxable income to utilize a significant portion of these specially allocated deductions related to the original OBAs. These deductions are allowed prior to our utilization of any net operating loss or tax credit carryforward against income taxes. Accordingly, at the completion of the Reorganization Transactions and the IPO, we recorded an initial liability of $170.4 million payable to the Reorganization Parties under the TRAs, representing approximately 85% of the calculated tax savings based on the portion of the OBAs we anticipate being able to utilize in future years. Because we anticipate these additional depreciation and amortization deductions being greater than our taxable income, the excess deductions allocated to us will increase the amount of our net operating loss carryforwards, also increasing the deferred tax assets described above as these excess deductions are realized. The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact the liability under the TRAs and our consolidated results of operations.
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
As a result of the Reorganization Transactions and the IPO, we acquired LLC Units and were required to recognize deferred tax assets and liabilities for the difference between the financial reporting and tax basis of our investment in Desert Newco at the investor level.

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
Foreign Currency Risk
A portion of our bookings, revenue and operating expenses are denominated in foreign currencies, which are subject to exchange rate fluctuations. Our most significant foreign currency exposures are the Euro, the British pound, the Indian rupee and the Canadian dollar. Our reported bookings, revenues and operating results may be impacted by fluctuations in foreign currency exchange rates. Fluctuations in foreign currency exchange rates may also cause us to recognize transaction gains and losses in our consolidated statement of operations; however, to date, such amounts have not been material. As our international operations grow, our exposure to fluctuations in currency rates may increase, which may increase the costs associated with our international expansion. For example, during the nine months ended September 30, 2015, total bookings in constant currency would have been approximately $40 million higher. Constant currency is calculated by translating bookings for each month in 2015 using the foreign currency exchange rate for the corresponding month in 2014, excluding any hedging gains realized during the period.
In the third quarter of 2015, we started to utilize foreign exchange forward contracts to manage the volatility of our bookings and revenue related to foreign currency transactions. These forward contracts reduce, but do not eliminate, the impact of adverse currency exchange rate fluctuations. We designate these forward contracts as cash flow hedges for accounting purposes. Changes in the intrinsic value of these hedges are recorded as a component of accumulated other comprehensive income and are amortized to revenue to offset the hedged exposure. At September 30, 2015, all such amounts were immaterial.
Interest Rate Sensitivity
Interest rate risk reflects our exposure to movements in interest rates associated with our borrowings. Borrowings under the Credit Facility bear interest at a rate equal to, at our option, either (a) LIBOR (not less than 1.0% for the Term Loan only) plus 3.25% per annum or (b) 2.25% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%. Borrowings under the Term Loan were $1,086.3 million as of September 30, 2015. The effect of a hypothetical 10% change in interest rates would not have had a material impact on our interest expense.

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
Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2015 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
In October 2015, we issued 30,877 shares of Class A common stock pursuant to net exercises of outstanding warrants at per share exercise prices of $7.44. The shares were issued in reliance on an exemption from registration under Section 4(a)(2) under the Securities Act.

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

GODADDY INC.

Date:	November 5, 2015	/s/ Scott W. Wagner
Scott W. Wagner
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
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