Form 10-K
period 2015-12-31
GoDaddy Inc.
filed 2016-03-03
CIK 1609711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-36904

GoDaddy Inc.
(Exact name of registrant as specified in its charter)

Delaware		46-5769934
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

14455 N. Hayden Road
Scottsdale, Arizona 85260
(Address of principal executive offices, including zip code)

(480) 505-8800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $0.001 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes    ☐    No    ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.        Yes    ☐    No    ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes    ☒    No    ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒

As of June 30, 2015, the aggregate market value of the registrant’s Class A common stock held by non-affiliates, based upon the closing sales price for the registrant’s Class A common stock as reported by the New York Stock Exchange, was $666,052,488. Shares of the registrant’s Class A common stock beneficially owned by each executive officer, director and holder of 5% or more of the outstanding Class A common stock have been excluded as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of February 26, 2016, there were 67,906,317 shares of GoDaddy Inc.'s Class A common stock, $0.001 par value per share, outstanding and 89,833,354 shares of GoDaddy Inc.'s Class B common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2015.

GoDaddy Inc.
Annual Report on Form 10-K
Year Ended December 31, 2015

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Form 10-K, including the sections titled "Business," "Risk Factors," "Use of Proceeds" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains certain forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, involving substantial risks and uncertainties. The words "believe," "may," "will," "potentially," "plan," "estimate," "continue," "anticipate," "intend," "project," "expect" and similar expressions conveying uncertainty of future events or outcomes are intended to identify forward-looking statements. These statements include, among other things, those regarding:

•	our ability to continue to add new customers and increase sales to our existing customers;

•	our ability to develop new solutions and bring them to market in a timely manner;

•	our ability to timely and effectively scale and adapt our existing solutions;

•	our dependence on establishing and maintaining a strong brand;

•	the occurrence of service interruptions and security or privacy breaches;

•	system failures or capacity constraints;

•	the rate of growth of, and anticipated trends and challenges in, our business and in the market for our products;

•
our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, including changes in technology and development, marketing and advertising, general and administrative and Customer Care expenses, and our ability to achieve and maintain, future profitability;

•	our ability to continue efficiently acquiring customers, maintaining our high customer retention rates and maintaining the level of our customers’ lifetime spend;

•	our ability to provide high quality Customer Care;

•	the effects of increased competition in our markets and our ability to compete effectively;

•	our ability to expand internationally;

•	the impact of fluctuations in foreign currency exchange rates on our business and our ability to effectively manage the exposure to such fluctuations;

•	our ability to effectively manage our growth and associated investments;

•	our ability to integrate recent or potential future acquisitions;

•	our ability to maintain our relationships with our partners;

•	adverse consequences of our substantial level of indebtedness;

•	our ability to maintain, protect and enhance our intellectual property;

•	our ability to maintain or improve our market share;

•	sufficiency of cash and cash equivalents to meet our needs for at least the next 12 months;

•	beliefs and objectives for future operations;

•	our ability to stay in compliance with laws and regulations currently applicable to, or which may become applicable to, our business both in the United States and internationally;

•	economic and industry trends or trend analysis;

•	the attraction and retention of qualified employees and key personnel;

•	the amount and timing of any payments we make under tax receivable agreements (TRAs) or for tax distributions;
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
Unless expressly indicated or the context suggests otherwise, references to GoDaddy, we, us and our in this document refer (i) prior to the consummation of the organizational transactions described in Note 1 to our consolidated financial statements, included in "Financial Statements and Supplementary Data," to Desert Newco, LLC (Desert Newco) and its consolidated subsidiaries and (ii) after the consummation of the organizational transactions, to GoDaddy Inc. and its consolidated subsidiaries, including Desert Newco.
Throughout this document, we refer to Kohlberg Kravis Roberts & Co. L.P. (together with its affiliates, KKR), Silver Lake Partners (together with its affiliates, Silver Lake) and Technology Crossover Ventures (together with its affiliates, TCV) collectively as the Sponsors. We refer to YAM Special Holdings, Inc. (formerly The Go Daddy Group, Inc.) as Holdings. We refer to Robert R. Parsons, the sole owner of Holdings, our founder and a member of our board of directors, as Bob Parsons.

Part I.
Item 1. Business
Our customers have bold aspirations—the drive to be their own boss, write their own story and take a leap of faith to pursue their dreams. Launching that brewery, running that wedding planning service, organizing that fundraiser, expanding that web-design business or whatever sparks their passion. We are inspired by our customers, and are dedicated to helping them turn their powerful ideas into meaningful action. Our vision is to radically shift the global economy toward small business by empowering passionate individuals to easily start, confidently grow and successfully run their own ventures.
Overview
Our 13.8 million customers are people and organizations with vibrant ideas—businesses, both large and small, entrepreneurs, universities, charities and hobbyists. They are defined by their guts, grit and determination to transform their ideas into something meaningful. They wear many hats and juggle many responsibilities, and they need to make the most of their time. Our customers need help navigating today’s dynamic Internet environment and want the benefits of the latest technology to help them succeed. Since our founding in 1997, we have been a trusted partner and champion for organizations of all sizes in their quest to build successful online ventures.
We are a leading technology provider to small businesses, web design professionals and individuals, delivering simple, easy to use cloud-based products and outcome-driven, personalized Customer Care. We operate the world’s largest domain marketplace, where our customers can find that unique piece of digital real estate perfectly matching their idea. We provide website building, hosting and security tools to help customers easily construct and protect their online presence. As our customers grow, we provide applications and access to relevant third party products helping them connect to their customers, manage and grow their businesses and get found online.
Our customers need help navigating today’s dynamic Internet environment and want the benefits of the latest technology to help them succeed. The increase in broadband penetration, mobile device usage and the need for presence across search engines, content destinations, listings and e-commerce sites, and social media channels create both opportunities and challenges for them. We offer products and solutions to help our customers tackle this rapidly changing technology landscape. We develop the majority of our products internally and believe our solutions are among the best in the industry in terms of comprehensiveness, performance, functionality and ease of use.
Often technology companies force their customers to choose between technology and support, delivering one but not the other. At GoDaddy, we don't believe our customers should have to choose and strive to deliver both great technology and great support to our customers. We believe engaging with our customers in a proactive, consultative way helps them knock down the technology hurdles they face. And, through the thousands of conversations we have with our customers every day, we receive valuable feedback enabling us to continually evolve our products and solutions.
Our people and unique culture have been integral to our success. We live by the same principles that enable new ventures to survive and thrive: hard work, perseverance, conviction, an obsession with customer satisfaction and a belief that no one can do it better. We take responsibility for driving successful outcomes and are accountable to our customers, which we believe has been a key factor in enabling our rapid customer and revenue growth. We believe we have one of the most recognized brands in technology.
Our Size and Scale
Our combination of easy to use, cloud-based products, personalized Customer Care, a powerful brand and a unique culture have helped us build an attractive business with strong financial performance.

•
We are the global market leader in domain name registration—a key on-ramp to establishing a business online in our connected economy—with approximately 62 million domains under management as of December 31, 2015. According to VeriSign’s Domain Name Industry Brief, we had 20% of the world’s domains registered as of September 30, 2015.

•	As of December 31, 2015, we had 13.8 million customers and added 1.1 million customers in 2015.

•	As of December 31, 2015, we had more than 700,000 customers who each spent more than $500 a year.

•	In each of the five years ended December 31, 2015, our customer retention rate exceeded 85% and our retention rate for customers who had been with us for over three years was approximately 90%.

•
In 2015, we generated $1.9 billion in total bookings, up 14.3% (or approximately 17.5% on a constant currency basis) from $1.7 billion in 2014. In 2015, we had $1.6 billion of revenue, up 15.9% (or approximately 17.3% on a constant currency basis) from $1.4 billion in 2014.

•
As of December 31, 2015, we provided localized solutions in 37 countries, 44 currencies and 17 languages. For the year ended December 31, 2015, 26% of our total bookings were attributable to customers outside of the United States.

•
Our highly-rated Customer Care team of more than 3,800 specialists is focused on providing high-quality, personalized care. As a result of their ongoing dialogue with customers, our Customer Care team also drives bookings and in 2015 generated approximately 24% of our total bookings.

•	Our net loss was $120.4 million and $146.1 million in 2015 and 2014, respectively. We generated $337.4 million of adjusted EBITDA in 2015, up from $271.5 million in 2014.
Our Market
Our customers represent a large and diverse market which we believe is largely underserved. According to the U.S. Small Business Administration, there were approximately 28 million small businesses in 2012. Based on data from the 2012 U.S. Census Bureau and the U.S. Small Business Administration, over 85% of small businesses have fewer than five employees and approximately 23 million, or over 75% of, small businesses were non-employer firms. Furthermore, according to the International Labor Organization Statistics Database there were more than 200 million people outside the United States identified as self-employed in 2012. Moreover, the Kauffman Index of Entrepreneurial Activity report estimates that in 2015 there were approximately 530,000 new business owners created each month in the United States. We believe our addressable market extends beyond small businesses and includes individuals and organizations, such as universities, charities and hobbyists.
Despite the ubiquity and importance of the Internet to individual consumers, many small businesses and organizations have remained offline given their limited resources and inadequate tools. We believe approximately 60% of small businesses do not have a website. However, as proliferation of mobile devices blurs the online/offline distinction into an "always online" world, having an impactful online presence is becoming a "must have" for small businesses worldwide.
What it means for small businesses and ventures to be online continues to evolve. Only a few years ago, an online presence typically consisted of a simple and static website with basic information, perhaps supported by limited search engine marketing. Today, having an effective online presence requires much more, including a content rich website viewable from any device; presence on social media sites and an increasing number of horizontal and vertical marketplaces (e.g. Yelp and OpenTable); branded email communication; online marketing; and Internet-enabled reservation and scheduling capabilities. In addition, back-end activities such as invoicing, payment processing, accounting and tax preparation, which are typically separate point solutions, can now increasingly be linked to the front-end.
The shift toward dynamic online presence for small business has been fueled by the emergence of simple—yet powerful—cloud-based technologies that can easily be utilized by individuals with limited technical skills. Cloud technologies have helped enable the integration of front and back-end activities. Cloud-based products, which can be "rented" on a monthly or yearly basis, allow a business to more easily scale from a nascent idea to a thriving venture. The Parallels SMB Cloud Insights for Global 2014 report estimates the cloud market for small business was $62 billion in 2013, and will double by 2016, growing to $125 billion.
Our Customers
Our customers share common traits, such as tenacity and determination, yet their specific needs vary depending on the type and stage of their ventures. They range from individuals who are thinking about starting a business to established ventures that are up and running but need help attracting customers, growing their sales, managing their business or expanding their operations. While our customers have differing degrees of resources and technical capabilities, they all share a desire to bring their ideas to life. We call them GoGetters and they are united by a number of common characteristics: entrepreneurial spirit, strong work ethic and, above all, passion for their ventures.

Our target customers are primarily local service-based businesses. Most of our customers have fewer than five employees and most identify themselves as having little to no technology skills. They need our help to give their businesses a unique and secure digital identity and tools to help them stay connected with their customers.
To serve our customers well at every phase of their business, we group them into multiple stages of growth, starting with "nascent" and evolving to "established and content." We have also identified special groups like the "digital commerce" group which is made up of web-savvy individuals who utilize digital commerce platforms as their primary business vehicles. We also serve a group of customers consisting of web-designers and web-developers—who we call "Web Pros"—who are in the business of building, designing and managing the online presence of others. Each of these groups is unique in their needs, and we personalize our solutions to meet them at each stage in their lifecycle.
Our Opportunity—What the GoGetter Needs
Our customers are consumers themselves and use the Internet to get informed, research and shop for solutions, which makes them keenly aware of the need to have an impactful online presence. While our customers’ needs change depending on where they are in their lifecycle, the most common customer needs we serve include:

•
Getting online and looking great. Our customers want to find a name perfectly identifying their business, hobby or passion. Once they have a name, they want to create a digital identity so their customers can find, engage and transact with them online. We believe a complete digital identity includes an elegant, mobile-enabled website and the ability to get found across various search engines, social media platforms and vertical marketplaces.

•
Growing their business and running their operations. Our customers need to communicate with their existing customers and find new customers. They also need tools to help them run their businesses, from productivity and marketing tools to getting paid and balancing their books. In today’s online world, these activities are increasingly linked to a customer’s online presence.

•
Easy to use products with help from a real person when needed. Our customers want easy-to-use products and sometimes they need help from real people to set up their website, launch a new feature or try something new. We build products that are intuitive for beginners to use, yet robust and feature-rich to address the needs of expert designers and power-users. We also provide high quality, consultative Customer Care and advise our customers as needed.

•
Technology that grows with them. Our customers need a simple platform and set of tools enabling their domain, website and other solutions to easily work together as their business grows and becomes more complex, and they need that platform to be simple to manage. The right platform can meet the needs of both an entrepreneur who is not technologically savvy and a Web Pro with a more complex set of requirements.

•
Reliability, security and performance. Our customers expect reliable products and want to be confident their digital presence is secure. Our customers work on their businesses whenever and however they can and need solutions fitting their lifestyle and schedule.

•
Affordable solutions. Our customers often have limited financial resources and are unable to make large, upfront investments in the latest technology. Our customers need affordable solutions leveling the playing field and giving them the tools to look and act like bigger businesses.

Our Solution—What We Do and How We Do It
We built GoDaddy to serve the GoGetter by providing elegant, easy to use, cloud-based products wrapped with personalized Customer Care. Our customers turn to us in order to:

•
Get a great domain name. Every great idea needs a great name. Staking a claim with a domain name has become the de facto first step in establishing an idea and presence online. When inspiration strikes, we are there to provide our customers with high-quality search, discovery and recommendation tools as well as the broadest selection of domains to help them find the right name for their venture.

•
Turn their domain into a dynamic online presence. Our products enable anyone to build an elegant website or online store, for both desktop and mobile, regardless of technical skill. Our products, powered by a unified cloud platform, enable our customers to get found online by extending their website and its content to where they need to be, from search engine results (e.g. Google) to social media (e.g. Facebook) to vertical marketplaces (e.g. Yelp and FourSquare), all from one location. For more technically-sophisticated web designers, developers and customers, we provide high-performance, flexible hosting and security products that can be used with a variety of open source design tools. We design these solutions to be easy to use, effective, reliable, flexible and a great value.

•
Add back-office and marketing products. Our customers want to spend their time on what matters most to them, selling their products or services or helping their customers do the same. We provide them with productivity tools such as domain-specific email, online storage, invoicing and payment solutions to help run their ventures as well as robust marketing products, such as email marketing, to attract and retain customers.

•
Use our products together in a solution that grows with our customers over time. Our API-driven technology platform is built on state-of-the-art, open source technologies like Hadoop, OpenStack and other large-scale, distributed systems. Simply put, we believe our products work well together and are more valuable and easier to use together than if our customers purchased these products individually from other companies and tried to integrate them. Additionally, our platform allows our developers to innovate new and enhanced products or product features assembled from common building blocks leading to faster deployment cycles.

•
Receive assistance from our highly-rated Customer Care team. Our Customer Care team consists of more than 3,800 specialists who are available 24/7/365 and are capable of providing care to customers with different levels of technical sophistication. Our specialists are evaluated on customer outcomes and the quality of the experience they provide, not other common measures like handle time and cost per call. We strive to provide high-quality, personalized care and deliver a distinctive experience helping us create loyal customers who renew their subscriptions, purchase additional products and refer their family and friends to us.

•
Utilize a reliable, secure, global technology platform and infrastructure. In 2015, we handled on average more than 15.2 billion DNS queries per day and hosted approximately 10 million websites on servers located throughout our worldwide data centers. We focus on online security, customer privacy and reliable infrastructure to address the evolving needs of our customers.

•
Receive high value. We price most of our products at a few dollars per month while providing our customers with robust features and functionality. We believe our high-quality products and personalized Customer Care provide our customers with an affordable bridge between their available resources and their aspirations.

Our Advantages—Why We Win
We believe the following strengths provide us with competitive advantages in realizing the potential of our opportunity:

•
We are the leading domain name marketplace, a key on-ramp in establishing a digital identity. We are the global market leader in domain name registration. According to VeriSign’s Domain Name Industry Brief, we held over 20% of the more than 299 million worldwide domain names under management as of September 30, 2015. As of December 31, 2015, we had approximately 62 million domains under management.

•
We combine an integrated cloud-technology platform with rich data science. At our core, we are a product and technology company. As of December 31, 2015, we had 811 engineers, 164 issued patents and 211 pending patent applications in the United States. Our investment in technology and development and our data science capabilities enable us to innovate and deliver a personalized experience to our customers.

•
We operate an industry-leading Customer Care team that also drives bookings. We give our customers much more than typical customer support. Our team is unique, blending personalized Customer Care with the ability to evaluate our customers’ needs, which allows us to help and advise them as well as drive incremental bookings for our business. Our Customer Care team contributed approximately 24% of our total bookings in 2015. Our customers respond to our personalized approach with high marks for customer satisfaction. Our proactive Customer Care model is a key component helping create a long-term customer relationship, which is reflected in our high retention rates.

•
Our brand and marketing efficiency. We believe GoDaddy is one of the most recognized technology brands in the United States. Through a combination of cost-effective direct-marketing, brand advertising and customer referrals, we have increased our total customers from 9.4 million as of December 31, 2011 to 13.8 million as of December 31, 2015.

•
Our financial model. Our stable and predictable business model is driven by efficient customer acquisition, high customer retention rates and increasing lifetime spend. In each of the five years ended December 31, 2015, our customer retention rate exceeded 85% and our retention rate for customers who had been with us for over three years was approximately 90%. We believe the breadth and depth of our product offerings and the high quality and responsiveness of our Customer Care team builds strong relationships with our customers and are keys to our high level of customer retention.

•
Our people and our culture. We are a company whose people embody the grit and determination of our customers. Our world-class engineers, scientists, designers, marketers and Customer Care specialists share a passion for technology and its ability to change our customers’ lives. We value hard work, extraordinary effort, living passionately, taking intelligent risks and working together toward successful customer outcomes. Our relentless pursuit of doing right for our customers has been a crucial ingredient to our growth.

•	Our scale. We have achieved significant scale in our business which enables us to efficiently acquire new customers, serve our existing customers and continue to invest in growth.

•	In 2015, we generated $1.9 billion in total bookings up from $1.1 billion in 2011, representing a CAGR, of 15%.

•	In 2015, we had $1.6 billion of revenue up from $862.9 million in 2011, representing a CAGR of 17%.

•
In the five years ended December 31, 2015, we invested to support our growth with $1.1 billion and $764.1 million in technology and development expenses and marketing and advertising expenses, respectively.

Our Strategy—How We Grow
We are pursuing the following principal strategies to drive our business:

•	Expand and innovate our product offerings. Our product innovation priorities include:

•
Delivering the next generation of naming. The first generation of naming included a limited set of gTLDs, such as .com and .net, and country code top-level domains (ccTLDs), such as .uk and .in. With over 299 million existing domains registered, it may be increasingly difficult for customers to find the name best suiting their needs. As a result, ICANN has authorized the introduction of more than 1,300 new gTLDs, which began in late 2013 and will continue over the next several years. These newly introduced gTLDs include names geared toward professions (e.g. .photography), personal interests (e.g. .guru), and geographies (e.g. .london, .nyc and .vegas) and are just plain fun (e.g. .ninja). Additionally, we believe there is great potential in the emerging secondary market to match buyers to sellers who already own domains. In January 2016, we launched the GoDaddy Investor mobile application to help investors watch and bid on domains at auction and stay on top of their current bids, all from their mobile device. We continue to invest in search, discovery and recommendation tools and transfer protocols for the combined markets of primary and secondary domains.

•
Powering elegant and effortless presence. We continue to invest in tools, templates and technology to make the process of building a professional looking mobile or desktop website simple and easy. Additionally, we are investing in products helping our customers drive their customer acquisition efforts by managing their presence across search engines, social networks and vertical marketplaces.

•
Making the business of business easy. Our business applications range from domain-specific email and email marketing to payment tools and help our customers grow their ventures. We intend to continue investing in the breadth of our product offerings helping our customers connect with their customers and run their businesses.

•
Win the Web Pros. We are investing in our end-to-end Web Pro offerings ranging from open APIs to our platform, delegation products and administrative tools as well as dedicated Customer Care resources. Our acquisition of Media Temple and launch of GoDaddy Pro further expanded our Web Pro offerings, bolstered our Web Pro-focused Customer Care team and extended our reach into the Web Pro community.

•
Go global. As of December 31, 2015, approximately 31% of our customers were located in international markets, notably Canada, India and the United Kingdom. We began investing in the localization of our service offerings in markets outside of the United States in 2012 and, as of December 31, 2015, we offered localized products and Customer Care in 37 countries, 44 currencies and 17 languages. To support our international growth, we will continue investing to develop our local capabilities across products, marketing programs, data centers and Customer Care.

•
Partner up. Our flexible platform also enables us to acquire companies and quickly launch new products for our customers, including the launch of a series of partnerships ranging from Microsoft Office 365 for email to PayPal for payments. We have also acquired companies and technologies to complement our product offerings. We intend to continue identifying technology acquisition targets and partnership opportunities that add value for our customers.

•
Make it personal. We seek to leverage data and insights to personalize the product and Customer Care experiences of our customers as well as tailor our solutions and marketing efforts to each of our customer groups. We are constantly seeking to improve our website, marketing programs and Customer Care to intelligently reflect where customers are in their lifecycle and identify their specific product needs. We intend to continue investing in our technology and data platforms to further enable our personalization efforts.

•
Wrap it with Care. We believe our highly-rated Customer Care team is distinctive and essential to the lifetime value proposition we offer our customers. We continue to invest in our Customer Care team, including investing to improve the quality of our Customer Care resources as well as to introduce improved tools and processes across our expanding global footprint.

Products
We have designed and developed an extensive set of easy to use, cloud-based technology products enabling our customers to establish a digital presence, connect with their customers and manage their business operations. We understand our customers’ needs vary depending on the type and stage of their venture, which is why we offer our products both independently and bundled as suites of integrated products designed for specific activities.
Our domain name registration product enables us to engage customers at the initial stage of establishing a digital identity and acts as an on-ramp for our hosting, presence and business application products. We believe our hosting, presence and business application products increase our revenue and margin growth opportunities, frequently serve as starting points for our customer relationships, improve customer retention and significantly improve our value proposition to customers.
Domains
We are the global market leader in domain name registration. Securing a domain is a necessary first step to creating a digital identity and our domain products often serve as the starting point in our customer relationships. As of December 31, 2015, more than 93% of our customers had purchased a domain from us, and as of December 31, 2015, we had approximately 62 million domains under management. In 2015, 2014 and 2013, we generated approximately 52%, 55% and 59% of our total revenue, respectively, from sales of our domain products.
Our primary domains product offerings are:
Primary Registrations. Using our website or mobile application, we offer customers the ability to search for and register available domain names, or primary registrations, with the relevant registry. Our inventory for primary registrations is defined by the number of TLDs we offer. As of December 31, 2015, 367 different gTLDs, such as .com, .net and .org, and 50 different ccTLDs, such as .de, .ca, .in and .jp. were available for purchase through our primary registration product. New gTLDs launched in 2013 include names geared toward professions (e.g. .photography), personal interests (e.g. .guru), and geographies (e.g. .london, .nyc and .vegas) and are just plain fun (e.g. .ninja). As of December 31, 2015, 357 new gTLD offerings were available for purchase through our primary registration product. These new gTLDs make it easier for companies and individuals to find and register new, easy-to-remember domain names tailored to their business, industry or interests that may not have been available in the relatively crowded, traditional gTLDs such as .com. ccTLDs are important to our international expansion efforts as we have found international customers often prefer the ccTLD for the country or geographic market in which they operate. Our primary registration offering relies heavily on our search, discovery and recommendation tools which enable our customers to find a name matching their needs.

Domain Name Add-Ons. Domain name add-ons are features a customer can add to a domain name registration. Our domain name privacy product allows our customers to register a domain name on an "unlisted" basis. This product helps prevent privacy intrusions, helps deter domain related spam and allows our customers to confidentially secure a domain for an unannounced product, service or idea. Domain name add-ons are typically purchased concurrently with domain name registrations and have minimal costs associated with their delivery.
Aftermarket. We operate the world’s largest domain aftermarket which processes aftermarket, or secondary, domain name sales. Our aftermarket platform, which we substantially supplemented through our acquisition of Afternic in 2013, is designed to enable the seamless purchase and sale of an already registered domain name through an online auction, an offer and counter-offer transaction or a "buy now" transaction. In 2015, we acquired approximately 278,000 premium domain names to increase the inventory available to our customers. In January 2016, we launched the GoDaddy Investor mobile application to help investors watch and bid on domains at auction and stay on top of their current bids, all from their mobile device. We operate a cross-registrar network that automates transaction execution across registrars thereby reducing the time required to complete a transaction. We receive a percentage of the sales price for each domain sold.
Hosting and Presence
We offer a variety of hosting and presence products enabling our customers to create and manage their digital identity, or in the case of Web Pros, the digital identities of their end-customers. As of December 31, 2015, we hosted approximately 10 million websites. In 2015, 2014 and 2013, we derived approximately 37%, 37% and 34% of our total revenue, respectively, from sales of our hosting and presence products.
Our primary hosting products are:
Shared Website Hosting. The term "shared hosting" refers to the housing of multiple websites on the same server and is our most popular hosting product. We operate, maintain and support shared website hosting in our owned and operated data center and our leased co-located data center facilities using either Linux or Windows operating systems. We currently offer three tiers of shared website hosting plans to suit the needs and resources of our customers, all of which use industry standard cPanel or Parallels Plesk control panels. We also bundle our hosting plans with a variety of applications and products such as web analytics and SSL certificates.
Website Hosting on Virtual Dedicated Servers and Dedicated Servers. Our virtual dedicated and dedicated servers provide customers with greater control and higher performance than our shared hosting plans. Our virtual dedicated hosting offering utilizes software to partition a single physical server allowing it to function as multiple servers. Our dedicated server offering provides customers with a server reserved exclusively for their use. Both of these products are designed to meet the requirements of customers with more advanced technical capabilities and needs by providing the customer with full control of and electronic access to their server. We offer customers the ability to tailor their plan based on a range of hardware, performance, storage, bandwidth, operating system and control features.
Managed Hosting. With our managed hosting product, we set up, monitor, maintain, secure and patch the dedicated server for the customer so our managed hosting customers get the benefits of a dedicated server without the responsibility of actually running the server. We can also install and maintain a variety of web applications such as WordPress, Joomla, Magento and Gallery on behalf of our customers upon request. We offer a variety of managed hosting plans tailored to our customers’ needs as well as our Expert Hands offering, which provides additional custom support services at an hourly rate.
Security. Our security products include SSL certificates and malware scanners. According to Netcraft, we are the world’s third largest provider of SSL certificates. An SSL certificate validates a customer’s website identity and encrypts online transactional information, such as credit card information, and communications sent to or by the website. We offer a variety of SSL certificates all of which provide high-grade, 256-bit encryption. Our SSL certificate offerings include multiple domain SSLs and "wildcard" SSL certificates, which secure a singular website URL as well as subdomains on that URL (e.g. protectmyvisitors.com and cart.protectmyvisitors.com). We also offer "code signing certificates" designed to prove the identity of software authors and validate that the software has not been tampered with since its original distribution.
Cloud Services and Cloud Applications. Our cloud servers are a non-managed cloud product built on our OpenStack platform. Cloud servers allow our customers to easily create and manage servers on their own and pay for only the resources they actually use. Our cloud applications product is designed to be a flexible solution, supporting over 100 popular open source applications and technology stacks that can be "right sized" in order to meet our customers' needs.
Our primary presence products are:
Website Builder. Our Website Builder is an easy to use, do it yourself online tool enabling customers, irrespective of their technical skills, to build elegant websites. We offer a variety of plans, with pricing dependent on the number of available design styles and desired business and marketing features. With each of these plans, customers have access to hundreds of professional designs which can be further customized using our drag-and-drop editor by adding photos, graphics or text. Our designs cover a wide range of categories with professionally written content for small businesses, organizations, families, athletic teams, weddings, reunions and other interest groups. Once built, websites can be easily connected to social profiles, such as Facebook and Twitter, and optimized for search engines using Website Builder. Our customers are also able to receive a mobile-optimized version of their website through Website Builder.
E-commerce. Our online store product allows customers to easily create their own standalone online store or add one to an existing website. It allows customers to post their product catalogs, integrate online sales information with Intuit’s QuickBooks product, list products for auction on eBay, streamline shipping logistics, accept credit card and PayPal payments on their websites and market their websites through Google services. We also offer our customers easy to use merchant accounts, which are required to process credit card payments.
Search Engine Visibility. Search Engine Visibility (SEV) helps our customers get their websites found on major search sites through search engine optimization. SEV offers a simple step-by-step wizard giving targeted recommendations on which search phrases are most likely to drive traffic to a customer’s site. All customers receive specific recommendations on keywords and content. Customers who are using a GoDaddy domain name and GoDaddy DNS can also automatically apply the updates with one click, meaning they never have to touch a line of code.
Business Applications
We offer a variety of products designed to make the business of business easier for our customers. The products we offer include those developed in-house as well as third-party applications which we distribute and support, such as Microsoft Office 365. In 2015, 2014 and 2013, we derived approximately 11%, 8% and 7% of our total revenue, respectively, from sales of our business applications.
Our primary business application products are:
Email Accounts. We offer email accounts which use our customers’ domains and include a multi-feature web interface for both desktop and mobile devices, accompanied by an integrated calendar and secure online storage. We offer a variety of plans, with pricing dependent on the customer’s desired amount of storage and number of email addresses. All of our email accounts are advertising-free and include security functionality designed to provide protection from spam, viruses and other forms of online fraud, such as phishing.
Microsoft Office 365. We offer Microsoft Office 365 in a simple, supported process providing email accounts which use our customers’ domains and some of which include secure online storage. We offer Microsoft Office 365 in multiple plans ranging from email with calendar and contacts connected to a custom domain to a full suite of productivity tools, including file sharing and full desktop versions of applications, including Outlook, Word, Excel and PowerPoint. It is easy to set up and can be up and running in minutes.
Email Marketing. Our email marketing product helps customers market their businesses through permission-based email. Customers can easily create and send newsletters, targeted advertising campaigns, promotions and surveys as well as connect email campaigns with their social media networks and track the results of campaigns through our email marketing product.

Technology and Infrastructure
Our technology platform forms the core of many of our solutions, and we have invested significantly to develop a platform designed to be intelligent, fast, secure and scalable. Our technology and development expenses, including those expenses related to our technology platform, were $270 million, $251 million and $206 million in 2015, 2014 and 2013, respectively. We have built a scalable platform allowing us to provide faster business insights at lower costs, develop and introduce new products quickly and leverage economies of scale to reduce costs and enable next-generation hosting architecture. Our technology stack, which includes physical infrastructure, Infrastructure-as-a-Service, Platform-as-a-Service, applications and data science, allows our customers to build and manage their digital identities and enable access across multiple devices. We seek to continuously enhance the performance and reliability of our technology infrastructure by investing in faster data centers, peering sites and local points of presence, both domestically and internationally.
Physical infrastructure
Our physical technology infrastructure includes servers located throughout nine data centers around the world. We have also invested significantly in our peering architecture and utilize multiple peering sites allowing us to handle high IP transit traffic at low bandwidth costs. Our large technology infrastructure footprint allows us to leverage economies of scale through low server, network, storage and processing costs by commoditizing hardware across various systems and leveraging virtualization where possible.
Infrastructure-as-a-Service
We leverage an Infrastructure-as-a-Service model geared toward the virtualization and automation of common physical data center components like servers, load balancers, switches and storage. We use open source solutions when possible to eliminate manual processes and thereby reduce the risk of human error as well as to lower costs. Additionally, we are beginning to use a single automated infrastructure based on OpenStack to enable next-generation hosting architecture.
Platform-as-a-Service
Our cloud platform offers our customers an integrated and comprehensive set of services saving them time. Our platform is designed to help us reduce costs, increase personalization and more easily and quickly build and deploy new products. We continuously invest to develop our platform capabilities and have recently deployed a new authentication platform allowing us to onboard new products more quickly and securely. We have also deployed Cassandra, an open source distributed database management system, across our datacenters for improved customer data replication enabling personalization.
Applications
Our platform is highly flexible which allows us to easily integrate third-party offerings and enhance our value proposition to our customers by offering comprehensive and integrated solutions that can be rapidly scaled up or down and used across multiple platforms, including mobile. Our platform also allows resellers to easily sell our products, thereby broadening our distribution. We seek to continuously launch new and relevant applications and streamline our existing offerings in order to provide the best user experience to our customers.
Data science
Our data collection technology enables us to collect customer, product and business data from various sources, including web crawling, local listings providers (e.g. Yelp and state business registrations), social platforms (e.g. Facebook and Twitter) and mobile platforms (e.g. geolocation and e-commerce). We use Hadoop, an open source software framework for storage and large-scale processing of data sets, to develop an integrated customer insights data platform. By integrating this data, we are able to offer personalized and intelligent insights and business intelligence to our customers that they can access via dashboards. These dashboards also enhance our ability to develop and deploy differentiated products and more intelligent Customer Care. We believe our ability to offer this insight helps us deliver the right solutions targeted to the needs of our customers and attract more businesses to our platform.

Customer Care
We have more than 3,800 Customer Care specialists who provide technical assistance on a 24/7/365 basis to new and existing customers located around the world. Operating as "business consultants," our specialists advise customers of products best suiting their individual needs. This ability to provide real-time product suggestions to customers after providing a world-class support experience allows our Customer Care team to provide an impactful contribution to bookings through the sale of product subscriptions, including domain products, hosting and presence offerings and business applications. Our Customer Care specialists take great pride in owning outcomes and being accountable to our customers, both of which are essential to enhancing customer experience. In each of the years 2015, 2014 and 2013, at least 23% of our total bookings were generated from the sale of product subscriptions by our Customer Care team. The majority of our Customer Care specialists are located in our Arizona and Iowa facilities in the United States. We have additional specialists in Europe and India to provide in-region support in languages native to many of the regions we serve. In addition, our easy to use website contains extensive educational content designed to demystify the process of establishing an online presence and to assist customers in choosing the products best meeting their needs.
Our Customer Care team has handled over 12 million contacts per year in each of the last three years ended December 31, 2015 and spans a variety of channels to provide tailored and timely support to our customers. Our customers can choose their preferred Customer Care channel, including proactive and reactive chat and phone support. We take a consultative approach to our customers, acting as a trusted partner to guide them through the process with technical solutions supporting them at each phase of their lifecycle and offer real-time product suggestions best suited to the customers’ needs. The effectiveness of our model is reflected in the high ratings we receive from our customers, the bookings generated by our Customer Care team and strong customer referrals.
The strength of our Customer Care team is our people. Our hiring process is extensive and highly selective, designed to yield individuals who will thrive in our team based on core values, character, work ethic and ability. Our new Customer Care hires spend over a month moving from classroom to a live "nesting" environment where they refine their customer and technology skills. With a commitment to life-long learning, we offer over 400 classes to our employees spanning leadership, sales, service and technology. We have an incentive program that rewards outcomes, across both customer satisfaction and bookings goals. For that and many other reasons, as of December 31, 2015, approximately 33% of our Customer Care specialists had been with us for at least three years.
Marketing
We believe GoDaddy is one of the most recognized technology brands in the United States. We have established this high level of brand awareness primarily through our advertising campaigns across various platforms including television commercials, print, online and billboards. We have supplemented these advertising campaigns with athlete and celebrity sponsorships. Our strong brand has helped us attract and retain 13.8 million customers as of December 31, 2015. We intend to continue investing in our brand as we seek to further grow our total customers, particularly internationally. Customer referrals are another highly efficient and cost-effective channel for acquiring customers.
We complement our brand marketing efforts with highly focused and metric-driven direct response marketing to acquire new customers. We use a variety of targeted online marketing programs for lead generation, including search engine marketing, search engine optimization and targeted email and social media marketing campaigns, as well as more traditional direct marketing and indirect channel partner marketing programs, to drive interest in our products and traffic to our websites. As part of this effort, we regularly run numerous campaigns simultaneously and constantly refine our media mix across our channels.
International
We have more than 4 million customers outside of the United States in approximately 250 countries. In 2015, we derived 26% of our total bookings from international sales compared to 25% in 2014 and 24% in 2013. Historically, we were primarily focused on the U.S. market and only offered international customers our U.S.-centric product offerings, without any localization or meaningful international marketing efforts. We believe our international scale and growth to date are indicative of the international growth opportunities available to us and position us to continue to grow our business internationally.

We recently began devoting substantial, dedicated resources to growing our international presence. This led to the establishment of our Customer Care center in India in 2012, the initial introduction of localized websites and products in 2013 and the expansion of these localized products and Customer Care to 37 countries, 44 currencies and 17 languages as of December 31, 2015. Central to our international strategy is a philosophy of localizing our product offerings and deploying them through our global infrastructure.
We built a team of more than 35 people to date who are responsible for the internationalization and localization of our core product offerings as well as our Customer Care and marketing efforts. In conjunction with our localization efforts, we have added on-the-ground regional teams and increased our country and regional specific marketing spend. These investments have enabled us to successfully launch our business in select international markets. Our success in these markets has furthered our belief that our international model can work in both established and emerging markets. We have taken a rigorous approach to managing the level of investment we expect to make in each geographic market we enter based on a market tier approach. We expect to continue to expand internationally, targeting additional markets in Europe, Asia and the Middle East over the next several years.
Competition
We provide cloud-based solutions enabling individuals, businesses and organizations to establish an online presence, connect with customers and manage their ventures. The market for providing these solutions is highly fragmented with some vendors providing part of the solution, and highly competitive with many existing competitors. These solutions are also rapidly evolving, creating opportunity for new competitors to enter the market with point product solutions or addressing specific segments of the market. In some instances, we have commercial partnerships with companies with which we also compete. Given our broad product portfolio, we compete with niche point-solution products and broader solution providers. Our competitors include providers of:

•	traditional domain registration services and web-hosting solutions such as Endurance, Rightside, United Internet and Web.com;

•	website creation and management solutions and e-commerce enablement providers such as Shopify, Squarespace, Wix and WordPress;

•	cloud-infrastructure services and online security providers such as Rackspace and Symantec;

•	alternative web presence and marketing solutions providers such as Constant Contact, OpenTable, Yelp and Zillow; and

•	productivity tools including business-class email, calendaring, file-sharing and payments such as Dropbox, Intuit, Square and Xero.
We expect continued competition from competitors in the domain, hosting and presence markets such as Endurance, Rightside, United Internet and Web.com, as well as potential increased competition from companies like Amazon, Google and Microsoft, all of which are providers of web-hosting and other cloud-based services and have recently entered the domain name registration business as upstream registries, and eBay and Facebook, both of which offer robust Internet marketing platforms.
We believe the principal competitive factors include: product capabilities meeting customer requirements, a secure, reliable and integrated technology platform, cost-effective customer acquisition, brand awareness and reputation, customer service and support and overall customer satisfaction. We believe we compete favorably with respect to each of these factors. For additional information, see "Risk Factors."
Regulation
Our business is subject to regulation by ICANN, federal and state laws in the United States and the laws of other jurisdictions in which we do business.
ICANN. The registration of domain names is governed by ICANN. ICANN is a multi-stakeholder private sector, not-for-profit corporation formed in 1998 operating pursuant to a memorandum of understanding with the U.S. Department of Commerce for the express purposes of overseeing a number of Internet related tasks, including managing the DNS, allocation of IP addresses, accreditation of domain name registrars and registries and the definition and coordination of policy development for all of these functions. We are accredited by ICANN as a domain name registrar and thus our ability to offer domain name registration products is subject to our ongoing relationship with and accreditation by ICANN. The regulation of Internet domain names in the United States and in foreign countries is subject to change. In particular, on March 14, 2014, the NTIA announced its intention to transition key Internet domain name functions to the global multi-stakeholder community. At this time there is uncertainty concerning the timing, nature and significance of any transition from U.S. oversight of ICANN to oversight of ICANN by another body or bodies.
ccTLD Authorities. The regulation of ccTLDs is governed by national regulatory agencies of the country underlying the specific ccTLDs, such as China (.cn), Canada (.ca) and the United Kingdom (.uk). Our ability to sell ccTLDs is dependent on our and our partners’ ability to maintain accreditation in good standing with these various international authorities.
Advertising and promotional information presented on our websites and in our products, and our other marketing and promotional activities, are subject to federal and state consumer protection laws regulating unfair and deceptive practices. U.S. federal, state, and foreign legislatures have also adopted laws and regulations regulating numerous other aspects of our business. Regulations relating to the Internet, including laws governing online content, user privacy, taxation, liability for third-party activities and jurisdiction, are particularly relevant to our business. Such laws and regulations are discussed below.
Communications Decency Act. The CDA regulates content of material on the Internet, and provides immunity to Internet service providers and providers of interactive computer services for certain claims based on content posted by third parties. The CDA and the case law interpreting it generally provide that domain name registrars and website hosting providers cannot be liable for defamatory or obscene content posted by customers on their servers unless they participate in creating or developing the content.
Digital Millennium Copyright Act. The DMCA provides domain name registrars and website hosting providers a safe harbor from liability for third-party copyright infringement. To qualify for the safe harbor, however, registrars and website hosting providers must satisfy numerous requirements, including adoption of a user policy providing for termination of service access of users who are repeat infringers, informing users of this policy, and implementing the policy in a reasonable manner. In addition, registrars and website hosting providers must expeditiously remove or disable access to content upon receiving a proper notice from a copyright owner alleging infringement of its protected works. A registrar or website hosting provider failing to comply with these safe harbor requirements may be found liable for copyright infringement.
Anti-Cybersquatting Consumer Protection Act. The ACPA was enacted to address piracy on the Internet by curtailing a practice known as "cybersquatting," or the bad-faith registration of a domain name identical or similar to another party’s trademark, or to the name of another living person, in order to profit from that name or mark. The ACPA provides that registrars may not be held liable for damages for registration or maintenance of a domain name for another person absent a showing of the registrar’s bad faith intent to profit. Registrars may, however, be held liable if their activities are deemed outside the scope of basic registrar functions.
Lanham Act. The Lanham Act governs trademarks and false advertising. Case law interpreting the Lanham Act has limited liability for many online service providers such as search engines and domain name registrars. Nevertheless, there is no statutory safe harbor for trademark violations comparable to the provisions of the DMCA and we may be subject to a variety of trademark claims in the future.
Privacy and Data Protection. In the areas of personal privacy and data protection, the U.S. federal and various state and foreign governments have adopted or proposed limitations on, and requirements associated with, the collection, distribution, use, storage, and security of personal information of individuals. If our practices with respect to the collection, distribution, storage, or security of personal information are challenged, we may not be able to demonstrate adequate compliance with existing or future laws or regulations. In addition, in the European Union member states and certain other countries outside the U.S., data protection is more highly regulated and rigidly enforced. As we conduct and expand our business within these countries, we expect compliance with these regulatory schemes to be more burdensome and costly for us.
Laws and regulations relating to our activities are unsettled in many jurisdictions, or may prove difficult or impossible to comply with in some jurisdictions. Additionally, federal, state, local and foreign governments are also considering legislative and regulatory proposals that would regulate the Internet and our activities in more and different ways than exist today. It also is impossible to predict whether new taxes will be imposed on our services, and depending upon the type of such taxes, whether and how we would be affected. Laws and regulations in the United States or in foreign jurisdictions may be applied in new or different manners in pending or future litigation. Further, other existing bodies of law, including the criminal laws of various jurisdictions, may be deemed to apply to our activities, or new statutes or regulations may be adopted in the future.
Intellectual Property and Proprietary Rights
Our intellectual property and proprietary rights are important to our business. We rely on a combination of trademark, patent, copyright and trade secret laws, confidentiality and access-related procedures and safeguards and contractual provisions to protect our proprietary technologies, confidential information, brands and other intellectual property.
We have also developed, acquired or licensed proprietary technologies for use in our business. As of December 31, 2015 we had 164 issued patents in the United States covering various aspects of our product offerings. Additionally, as of December 31, 2015, we had 211 pending U.S. patent applications and intend to file additional patent applications in the future.
We have non-disclosure, confidentiality and license agreements with employees, contractors, customers and other third parties, which limit access to and use of our proprietary information. Though we rely in part upon these legal and contractual protections, as well as various procedural safeguards, we believe the skill and ingenuity of our employees, the functionality and frequent enhancements to our solutions and our ability to introduce new products and features meeting the needs of our customers are more important to maintaining our competitive position in the marketplace.
We have an ongoing trademark and service mark registration program pursuant to which we register our brand names and product names, taglines and logos in the United States and other countries to the extent we determine appropriate and cost-effective. We also have common law rights in some unregistered trademarks that were established over years of use. In addition, we have a trademark and service mark enforcement program pursuant to which we monitor applications filed by third parties to register trademarks and service marks that may be confusingly similar to ours, as well as the use of our major brand names in social media, domain names and other Internet sites.
Despite our efforts to preserve and protect our intellectual property, unauthorized third parties may attempt to copy, reverse engineer or otherwise obtain access to our proprietary rights, and competitors may attempt to develop solutions that could compete with us in the markets we serve. Unauthorized disclosure of our confidential information or proprietary technologies by our employees or third parties could also occur. The risk of unauthorized use of our proprietary and intellectual property rights may increase as we continue to expand outside of the United States.
Third-party infringement claims are also possible in our industry, especially as functionality and features expand, evolve and overlap across industries. Third parties, including non-practicing patent holders, have from time to time claimed, and could claim in the future, that our processes, technologies or websites infringe patents they now hold or might obtain or be issued in the future.
Employees
As of December 31, 2015, we had 4,761 employees worldwide, including 3,243 in our Customer Care team, 811 in technology and development, 132 in marketing and advertising and 575 in general and administrative. Excluded from our employee figures are more than 600 Customer Care specialists located in India and Belfast, Ireland who are directly employed by third-party partners, but who are devoted to GoDaddy on a full time basis. Substantially all of our employees are based in the United States. None of our employees is represented by a labor union or is party to any collective bargaining agreement in connection with his or her employment with us.

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties we are unaware of, or we currently believe are not material, may also become important factors affecting us. If any of the following risks occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our Class A common stock could decline.
Risks Related to Our Business
If we are unable to attract and retain customers and increase sales to new and existing customers, our business and operating results would be harmed.
Our success depends on our ability to attract and retain customers and increase sales to new and existing customers. We derive a substantial portion of our revenue from domains and our hosting and presence products. The rate at which new and existing customers purchase and renew subscriptions to our products depends on a number of factors, including those outside of our control. Although our total customers and revenue have grown rapidly in recent periods, we cannot be assured that we will achieve similar growth rates in future periods. In future periods, our total customers and revenue could decline or grow more slowly than we expect. Our sales could fluctuate or decline as a result of lower demand for domain names, websites and related products, declines in our customers’ level of satisfaction with our products and our Customer Care, the timeliness and success of product enhancements and introductions by us and those of our competitors, the pricing offered by us and our competitors, the frequency and severity of any system outages, breaches and technological change. Our revenue has grown historically due in large part to sustained customer growth rates and strong renewal sales of subscriptions to our domain name registration and hosting and presence products. Our future success depends in part on maintaining strong renewal sales. Our costs associated with renewal sales are substantially lower than costs associated with generating revenue from new customers and costs associated with generating sales of additional products to existing customers. Therefore, a reduction in renewals, even if offset by an increase in other revenue, would reduce our operating margins in the near term. Any failure by us to continue to attract new customers or maintain strong renewal sales could have a material adverse effect on our business, growth prospects and operating results. In addition, we also offer business application products such as personalized email accounts and recently expanded our product offerings to include a wider array of these products. If we are unable to increase sales of these additional products to new and existing customers, our growth prospects may be harmed.
If we do not successfully develop and market products that anticipate or respond promptly to the needs of our customers, our business and operating results may suffer.
The markets in which we compete are characterized by constant change and innovation, and we expect them to continue to evolve rapidly. Our historical success has been based on our ability to identify and anticipate customer needs and design products providing small businesses and ventures with the tools they need to create, manage and augment their digital identity. To the extent we are not able to continue to identify challenges faced by small businesses and ventures and provide products responding in a timely and effective manner to their evolving needs, our business, operating results and financial condition will be adversely affected.
The process of developing new technology is complex and uncertain. If we fail to accurately predict customers’ changing needs or emerging technological trends, or if we fail to achieve the benefits expected from our investments in technology (including investments in our internal development efforts, acquisitions or partner programs), our business could be harmed. We must continue to commit significant resources to develop our technology in order to maintain our competitive position, and these commitments will be made without knowing whether such investments will result in products the market will accept. Our new products or product enhancements could fail to attain meaningful market acceptance for many reasons, including:

•	delays in releasing new products or product enhancements, or those of companies we may acquire, to the market;

•	our failure to accurately predict market demand or customer preferences;

•	defects, errors or failures in product design or performance;

•	negative publicity about product performance or effectiveness;

•	introduction of competing products (or the anticipation thereof) by other market participants;

•	poor business conditions for our customers or poor general macroeconomic conditions;

•	the perceived value of our products or product enhancements relative to their cost; and

•	changing regulatory requirements adversely affecting the products we offer.
There is no assurance we will successfully identify new opportunities, develop and bring new products to market on a timely basis, or products and technologies developed by others will not render our products or technologies obsolete or noncompetitive, any of which could adversely affect our business and operating results. If our new products or enhancements do not achieve adequate acceptance in the market, or if our new products do not result in increased sales or subscriptions, our competitive position will be impaired, our anticipated revenue growth may not be achieved and the negative impact on our operating results may be particularly acute because of the upfront technology and development, marketing and advertising and other expenses we may incur in connection with the new product or enhancement.
Our brand is integral to our success. If we fail to effectively protect or promote our brand, our business and competitive position may be harmed.
Effectively protecting and maintaining awareness of our brand is important to our success, particularly as we seek to attract new customers globally. We have invested, and expect to continue to invest, substantial resources to increase our brand awareness, both generally and in specific geographies and to specific customer groups, such as web professionals (Web Pros). There can be no assurance that our brand development strategies will enhance the recognition of our brand or lead to increased sales. Furthermore, our international branding efforts may prove unsuccessful due to language barriers and cultural differences. If our efforts to effectively protect and promote our brand are not successful, our operating results may be adversely affected. In addition, even if our brand recognition and loyalty increases, our revenue may not increase at a level commensurate with our marketing spend.
Our brand campaigns have historically included high-visibility events, such as the Super Bowl, and have involved celebrity endorsements or provocative themes. Some of our past advertisements have been controversial. Since 2013, we began re-orienting our brand position to focus more specifically on how we help individuals start, grow and run their own ventures. There can be no assurance we will succeed in repositioning our brand, or that by doing so we will grow our total customers, increase our revenue or maintain our current high level of brand recognition. If we fail in these branding efforts, our business and operating results could be adversely affected.
A security breach or network attack could delay or interrupt service to our customers, harm our reputation or subject us to significant liability.
Our operations depend on our ability to protect our network and systems against interruption or damage from unauthorized entry, computer viruses, denial of service attacks and other security threats beyond our control. We regularly experience distributed denial of service (DDOS) attacks by hackers aimed at disrupting service to our customers and attempts to place illegal or abusive content on our or our customers’ websites, and we may be subject to DDOS attacks or content abuse in the future. In addition, from time to time, activities of our customers or other parties may cause us to suspend or terminate customer accounts. We have suspended and terminated, and will in the future suspend or terminate, a customer’s use of our products when their activities on their site breach our terms of service (for example, phishing or resource misuse), interfere with or harm other customers’ websites sharing the same resources or otherwise violate applicable law. We may also suspend or terminate a customer’s website if it is repeatedly targeted by DDOS or other attacks disrupting other customers’ websites or servers or otherwise impacts our infrastructure. We cannot guarantee our backup systems, regular data backups, security protocols, network protection mechanisms and other procedures currently in place, or that may be in place in the future, will be adequate to prevent or remedy network and service interruption, system failure, damage to one or more of our systems or data loss. Also, our products are cloud-based, and the amount of data we store for our customers on our servers has been increasing as our business has grown. Despite the implementation of security measures, our infrastructure may be vulnerable to computer viruses, worms, other malicious software programs, illegal or abusive content or similar disruptive problems caused by our customers, employees, consultants or other Internet users who attempt to invade or disrupt public and private data networks. Any actual or perceived breach of our security could damage our reputation and brand, expose us to a risk of loss or litigation and possible liability, subject us to regulatory or other government inquiries or investigations, require us to expend significant capital and other resources to alleviate problems caused by the breach, and deter customers from using our products, any of which would harm our business, financial condition and operating results.
If the security of the confidential information or personally identifiable information we maintain, including that of our customers and the visitors to our customers’ websites stored in our systems, is breached or otherwise subjected to unauthorized access, our reputation may be harmed and we may be exposed to liability.
Our business involves the storage and transmission of confidential information, including personally identifiable information. In addition, as nearly all of our products are cloud-based, the amount of data we store for our customers on our servers (including personally identifiable information and other potentially sensitive information) has been increasing. We take measures intended to protect the security, integrity and confidentiality of the personal information and other sensitive information, including payment card information, we collect, store or transmit, but cannot guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts. If third parties succeed in penetrating our security measures or those of our vendors and partners, or in otherwise accessing or obtaining without authorization the payment card information or other sensitive or confidential information we or our vendors and partners maintain, we could be subject to liability, loss of business, litigation, government investigations or other losses. Hackers or individuals who attempt to breach our security measures or those of our vendors and partners could, if successful, cause the unauthorized disclosure, misuse, or loss of personally identifiable information or other confidential information, including payment card information, suspend our web-hosting operations or cause malfunctions or interruptions in our networks.
If we or our partners experience any breaches of our security measures or sabotage, or otherwise suffer unauthorized use or disclosure of, or access to, personally identifiable information or other confidential information, including payment card information, we might be required to expend significant capital and resources to protect against or address these problems. We may not be able to remedy any problems caused by hackers or other similar actors in a timely manner, or at all. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until after they are launched against a target, we and our vendors and partners may be unable to anticipate these techniques or to implement adequate preventative measures. Advances in computer capabilities, discoveries of new weaknesses and other developments with software generally used by the Internet community, such as the Heartbleed vulnerability, which is a vulnerability in Open Secure Sockets Layer (Open SSL) library or the Shellshock vulnerability in the Linux Bash shell, also increase the risk we, or our customers using our servers, will suffer a security breach. We and our partners also may suffer security breaches or unauthorized access to personally identifiable information and other confidential information, including payment card information, due to employee error, rogue employee activity, unauthorized access by third parties acting with malicious intent or who commit an inadvertent mistake or social engineering. If an actual or perceived breach of our security occurs, the perception of the effectiveness of our security measures and our reputation could be harmed and we could lose current and potential customers.
Security breaches or other unauthorized access to personally identifiable information and other confidential information, including payment card information, could result in claims against us for unauthorized purchases with payment card information, identity theft or other similar fraud claims as well as for other misuses of personally identifiable information, including for unauthorized marketing purposes, which could result in a material adverse effect on our business or financial condition. Moreover, these claims could cause us to incur penalties from payment card associations (including those resulting from our failure to adhere to industry data security standards), termination by payment card associations of our ability to accept credit or debit card payments, litigation and adverse publicity, and regulatory or other government inquiries or investigations, any of which could have a material adverse effect on our business and financial condition. We expect to continue to expend significant resources to protect against security breaches. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of cloud-based products we offer and operate in more countries.
We are exposed to the risk of system failures and capacity constraints.
We have experienced, and may in the future experience, system failures and outages disrupting the operation of our websites or our products such as web-hosting and email, or the availability of our Customer Care operations. For example, certain of our customers experienced a service outage in September 2012, which led to our granting of $10.4 million of service disruption credits to certain customers. Our revenue depends in large part on the volume of traffic to our websites, the number of customers whose websites we host on our servers and the availability of our Customer Care operations. Accordingly, the performance, reliability and availability of our websites and servers for our corporate operations and infrastructure, as well as in the delivery of products to customers, are critical to our reputation and our ability to attract and retain customers.
We are continually working to expand and enhance our website features, technology and network infrastructure and other technologies to accommodate substantial increases in the volume of traffic on our godaddy.com and affiliated websites, the number of customer websites we host and our overall total customers. We may be unsuccessful in these efforts, or we may be unable to project accurately the rate or timing of these increases. In the future, we may be required to allocate resources, including spending substantial amounts, to build, purchase or lease data centers and equipment and upgrade our technology and network infrastructure in order to handle increased customer traffic, as well as increased traffic to customer websites we host. We cannot predict whether we will be able to add network capacity from third-party suppliers or otherwise as we require it. In addition, our network or our suppliers’ networks might be unable to achieve or maintain data transmission capacity high enough to process orders or download data effectively in a timely manner. Our failure, or our suppliers’ failure, to achieve or maintain high data transmission capacity could significantly reduce consumer demand for our products. Such reduced demand and resulting loss of traffic, cost increases, or failure to accommodate new technologies could harm our business, revenue and financial condition.
Our systems, including those of our data centers and Customer Care operations, are also vulnerable to damage from fire, power loss, telecommunications failures, computer viruses, physical and electronic break-ins and similar events. The property and business interruption insurance coverage we carry may not be adequate to compensate us fully for losses that may occur.
Evolving technologies and resulting changes in customer behavior or customer practices may impact the value of and demand for domain names.
Historically, Internet users would typically navigate to a website by directly typing its domain name into a web browser or navigation bar. The domain name serves as a branded, unique identifier not unlike a phone number or email address. People now use multiple methods in addition to direct navigation to access websites. For example, people increasingly use search engines to find and access websites as an alternative to typing a website address directly into a web browser navigation bar. People are also using social networking and microblogging sites more frequently to find and access websites. Further, as people continue to access the Internet more frequently through applications on mobile devices, domain names become less prominent and their value may decline. These evolving technologies and changes in customer behavior may have an adverse effect on our business and prospects.
We rely on our marketing efforts and channels to promote our brand and acquire new customers. These efforts may require significant expense and may not be successful or cost-effective.
We use a variety of marketing channels to promote our brand, including online keyword search, sponsorships and celebrity endorsements, television, radio and print advertising, email and social media marketing. If we lose access to one or more of these channels, such as online keyword search, because the costs of advertising become prohibitively expensive or for other reasons, we may become unable to promote our brand effectively, which could limit our ability to grow our business. Further, if our marketing activities fail to generate traffic to our website, attract customers and lead to new and renewal sales of our subscriptions at the levels we anticipate, our business and operating results would be adversely affected. There can be no assurance our marketing efforts will succeed or be cost-efficient, and if our customer acquisition costs increase, our business, operating results and financial performance could be adversely affected.
Our ability to increase sales of our products is highly dependent on the quality of our Customer Care. Our failure to provide high-quality Customer Care would have an adverse effect on our business, brand and operating results.
Our Customer Care team has historically contributed significantly to our total bookings. In 2015, 2014, and 2013 we generated approximately 24%, 23% and 24% of our total bookings, respectively, from sales originating through our Customer Care team.
The majority of our current offerings are designed for customers who often self-identify as having limited to no technology skills. Our customers depend on our Customer Care to assist them as they create, manage and grow their digital identities. After launching their sites and leveraging our product offerings, customers depend on our Customer Care team to quickly resolve any issues relating to those offerings. Further, as we continue to broaden our portfolio of solutions, increase the size of our customer base and increase the size of our solution deployments within our customers IT infrastructure, we must continue to adapt our customer support organization to ensure our customers continue to receive the high level of customer service which they have come to expect. Notwithstanding our commitment to Customer Care, our customers will occasionally encounter interruptions in service and other technical challenges and it is therefore critical we are there to provide ongoing, high-quality support to help ensure high renewal rates and cross-selling of our products. Additionally, we focus on Web Pros and are continue to expand into non-U.S. markets. We must continue to refine our efforts in Customer Care so we can adequately serve these customer groups as we expand.
If we do not provide effective ongoing Customer Care, our ability to sell our products to new and existing customers could be harmed, our subscription renewal rates may decline and our reputation may suffer, any of which could adversely affect our business, reputation and operating results.
We face significant competition for our products in the domain name registration and web-hosting markets and other markets in which we compete, which we expect will continue to intensify, and we may not be able to maintain or improve our competitive position or market share.
We provide cloud-based solutions enabling individuals, businesses and organizations to establish an online presence, connect with customers and manage their ventures. The market for providing these solutions is highly fragmented with some vendors providing part of the solution and highly competitive with many existing competitors. These solutions are also rapidly evolving, creating opportunity for new competitors to enter the market addressing specific solutions or segments of the market. In some instances, we have commercial partnerships with companies with whom we also compete. Given our broad product portfolio, we compete with niche point-solution products and broader solution providers. Our competitors include providers of traditional domain registration services and web-hosting solutions, website creation and management solutions, e-commerce enablement providers, cloud computing service and online security providers, alternative web presence and marketing solutions providers and providers of productivity tools such as business-class email.
We expect competition to increase in the future from competitors in the domain and hosting and presence markets, such as Endurance, United Internet, Web.com and Rightside, as well as competition from companies such as Amazon, Google and Microsoft, all of which are providers of web-hosting and other cloud-based services and have recently entered the domain name registration business as upstream registries, and eBay and Facebook, both of which offer robust Internet marketing platforms. Google recently launched its new Google Domains service to sell domain name registration services to third-parties. Some of our current and potential competitors have greater resources, more brand recognition and consumer awareness, more diversified product offerings, greater international scope and larger customer bases than we do, and we may therefore not be able to effectively compete with them. If these competitors and potential competitors decide to devote greater resources to the development, promotion and sale of products in the markets in which we compete, or if the products offered by these companies are more attractive to or better meet the evolving needs of our customers, our market share, growth prospects and operating results may be adversely affected.
In addition, in an attempt to gain market share, competitors may offer aggressive price discounts or alternative pricing models on the products they offer, such as so-called "freemium" pricing in which a basic offering is provided for free with advanced features provided for a fee, or increase commissions paid to their referral sources. As a result, increased competition could result in lower sales, price reductions, reduced margins and the loss of market share.
Furthermore, conditions in our market could change rapidly and significantly as a result of technological advancements, partnering by our competitors or continuing market consolidation. Innovative new start-up companies and large competitors making significant investments in technology and development may invent similar or superior products and technologies competing with our products and technology. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their ability to compete. The continued entry of competitors into the domain name registration and web-hosting markets, and the rapid growth of some competitors that have already entered each market, may make it difficult for us to maintain our market position. Our ability to compete will depend upon our ability to provide a better product than our competitors at a competitive price and supported by superior Customer Care. To remain competitive, we may be required to make substantial additional investments in research, development, marketing and sales in order to respond to competition, and there can be no assurance that these investments will achieve any returns for us or that we will be able to compete successfully in the future.

The future growth of our business depends in significant part on increasing our international bookings. Our recent and continuing international expansion efforts subject us to additional risks.
Bookings outside of the United States represented 26%, 25% and 24% of our totals for 2015, 2014 and 2013, respectively. In 2012, we began the process of localizing our products in numerous markets, languages and currencies, expanding our systems to accept payments in forms common outside of the United States, focusing our marketing efforts in numerous non-U.S. geographies, tailoring our Customer Care offerings to serve these markets, expanding our infrastructure in various non-U.S. locations and establishing Customer Care operations in overseas locations. We intend to continue our international expansion efforts. As a result, we must continue to hire and train experienced personnel to staff and manage our international expansion. Our international expansion efforts may be slow or unsuccessful to the extent we experience difficulties in recruiting, training, managing and retaining qualified personnel with international experience, language skills and cultural competencies in the geographic markets we target. Furthermore, as we continue to expand internationally, it may prove difficult to maintain our corporate culture, which we believe has been critical to our success. In addition, we have limited experience operating in foreign jurisdictions. Conducting and expanding international operations subjects us to new risks we have not generally faced in the United States, including the following:

•	management, communication and integration problems resulting from language barriers, cultural differences and geographic dispersion of our customers and personnel;

•	the success of our efforts to localize and adapt our products for specific countries, including language translation of, and associated Customer Care support for, our products;

•
compliance with foreign laws, including laws regarding online disclaimers, advertising, liability of online service providers for activities of customers especially with respect to hosted content and more stringent laws in foreign jurisdictions relating to consumer privacy and protection of data collected from individuals and other third parties;

•	accreditation and other regulatory requirements to do business and to provide domain name registration, web-hosting and other products in foreign jurisdictions;

•	greater difficulty in enforcing contracts, including our universal terms of service and other agreements;

•	increased expenses incurred in establishing and maintaining office space and equipment for our international operations;

•	greater costs and expenses associated with international marketing and operations;

•	greater risk of unexpected changes in regulatory practices, tariffs and tax laws and treaties;

•	different or lesser degrees of protection for our or our customers’ intellectual property and free speech rights in certain countries;

•	increased exposure to foreign currency risks;

•
increased risk of a failure of employees to comply with both U.S. and foreign laws, including export and antitrust regulations, anti-bribery regulations and any trade regulations ensuring fair trade practices;

•	heightened risk of unfair or corrupt business practices in certain geographies;

•	the potential for political, social or economic unrest, terrorism, hostilities or war; and multiple and possibly overlapping tax regimes.
In addition, the expansion of our existing international operations and entry into additional international markets has required and will continue to require significant management attention and financial resources. In particular, we have invested, and intend to continue to invest, in product marketing, infrastructure and personnel to support our international expansion efforts. These increased marketing costs may increase our cost of acquiring international customers, which may delay our ability to achieve profitability or reduce our profitability in the future. We may also face pressure to lower our prices in order to compete in emerging markets, which could adversely affect revenue derived from our international operations. These and other factors associated with our international operations could impair our growth prospects and adversely affect our business, operating results and financial condition.

Mobile devices are increasingly being used to access the Internet, and our cloud-based and mobile support products may not operate or be as effective when accessed through these devices, which could harm our business.
We offer our products across a variety of operating systems and through the Internet. Historically, we designed our web-based products for use on a desktop or laptop computer; however, mobile devices, such as smartphones and tablets, are increasingly being used as the primary means for accessing the Internet and conducting e-commerce. We are dependent on the interoperability of our products with third-party mobile devices and mobile operating systems, as well as web browsers we do not control. Any changes in such devices, systems or web browsers degrading the functionality of our products or give preferential treatment to competitive products could adversely affect usage of our products. In the event our customers have difficulty accessing and using our products on mobile devices, our customer growth, business and operating results could be adversely affected.
We have made significant investments in recent periods to support our growth strategy. These investments may not succeed. If we do not effectively manage future growth, our operating results will be adversely affected.
We continue to increase the breadth and scope of our product offerings and operations. To support future growth, we must continue to improve our information technology and financial infrastructure, operating and administrative systems and ability to effectively manage headcount, capital and processes. We must also continue to increase the productivity of our existing employees and hire, train and manage new employees while maintaining our unique corporate culture. If we fail to manage our growth or change in a manner failing to preserve the key aspects of our corporate culture, the quality of our platform, products and Customer Care may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers and employees.
We have incurred, and will continue to incur, expenses relating to our investments in international operations and infrastructure, such as the expansion of our offerings and marketing presence in India, Europe, Latin America and Asia; our targeted marketing spending to attract new customer groups, such as Web Pros and customers in non-U.S. markets; and investments in software systems and additional data center resources to keep pace with the growth of our cloud infrastructure and cloud-based product offerings. We have made significant investments in product development, corporate infrastructure and technology and development, and intend to continue investing in the development of our products and infrastructure and our marketing and Customer Care teams.
We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower or may develop more slowly than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.
We have experienced rapid growth over the last several years, which has the potential to strain on our management, administrative, operational and financial infrastructure. The scalability and flexibility of our infrastructure depends on the functionality and bandwidth of our data centers, peering sites and servers. The significant growth in our total customers and the increase in the number of transactions we process have increased the amount of our stored customer data. Any loss of data or disruption in our ability to provide our product offerings due to disruptions in our infrastructure or services could result in harm to our brand or reputation. Moreover, as our customer base continues to grow and uses our platform for more complicated tasks, we will need to devote additional resources to improve our infrastructure and continue to enhance its scalability and security. If we do not manage the growth of our business and operations effectively, the quality of our platform and efficiency of our operations could suffer, which could harm our results of operations and business.
In January 2016, we selected a new enterprise resource planning system and expect to implement this new system by the end of 2017. Until we implement a new system, we may experience difficulties in managing our existing systems and processes, which could disrupt our operations and the management of our finances. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast and report our results.

We may acquire other businesses or talent, which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our operating results.
As part of our business strategy, we have in the past made, and may in the future make, acquisitions or investments in companies, talent, products and technologies we believe will complement our business and address the needs of our customers. With respect to our recent acquisitions, we cannot ensure we will be able to successfully integrate the acquired products, talent and technology or benefit from increased subscriptions and revenue. For example, we may be unsuccessful in capturing the Web Pro market or in helping our customers attract new customers to their businesses from sites like Google, Yahoo!, Facebook and Yelp. In the future, we may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete acquisitions, we may be unsuccessful in achieving the anticipated benefits of the acquisition and may fail to integrate the acquired business and operations effectively. In addition, any future acquisitions we complete could be viewed negatively by our customers, investors and industry analysts.
We may have to pay cash, incur debt or issue equity securities to pay for future acquisitions, each of which could adversely affect our financial condition or the value of our Class A common stock. Equity issuances in connection with potential future acquisitions may also result in dilution to our stockholders. In addition, our future operating results may be impacted by performance earn-outs or contingent bonuses. Furthermore, acquisitions may involve contingent liabilities, adverse tax consequences, additional equity-based compensation expense, adjustments for fair value of deferred revenue, the recording and subsequent amortization of amounts related to certain purchased intangible assets and, if unsuccessful, impairment charges resulting from the write-off of goodwill or other intangible assets associated with the acquisition, any of which could negatively impact our future results of operations.
In addition, if we are unsuccessful at integrating such acquisitions, or the operations or technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. We may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired company, including issues related to intellectual property, solution quality or architecture, regulatory compliance practices and customer or sales channel issues. Any integration process may result in unforeseen operating difficulties and require significant time and resources, and we may not be able to manage the process successfully. In particular, we may encounter difficulties assimilating or integrating the companies, solutions, technologies, accounting systems, personnel or operations we acquire, particularly if the key personnel are geographically dispersed or choose not to work for us. We may also experience difficulty in effectively integrating or preserving the different cultures and practices of the companies we acquire. Acquisitions may also disrupt our core business, divert our resources and require significant management attention that would otherwise be available for development of our business. We may not successfully evaluate or utilize the acquired technology, intellectual property or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. If we fail to properly evaluate, execute or integrate acquisitions or investments, the anticipated benefits may not be realized, we may be exposed to unknown or unanticipated liabilities, and our business and prospects could be harmed.
If the rate of growth of small businesses and ventures is significantly lower than our estimates or if demand for our products does not meet expectations, our ability to generate revenue and meet our financial targets could be adversely affected.
Although we expect continued demand from small businesses and ventures for our products, it is possible the rate of growth may not meet our expectations, or the market may not grow , either of which would adversely affect our business. Our expectations for future revenue growth are based in part on assumptions reflecting our industry knowledge and experience serving small businesses and ventures, as well as our assumptions regarding demographic shifts, growth in the availability and capacity of Internet infrastructure internationally and the general economic climate. If any of these assumptions proves to be inaccurate, our revenue growth could be significantly lower than expected.
Our ability to compete successfully depends on our ability to offer an integrated and comprehensive suite of products enabling our diverse base of customers to start, grow and run their businesses. The success of our domains, hosting, presence and business application offerings is predicated on the assumption that an online presence is, and will continue to be, an important factor in our customers’ abilities to establish, expand and manage their businesses quickly, easily and affordably. If we are incorrect in this assumption, for example due to the introduction of a new technology or industry standard superseding the importance of an online presence or renders our existing or future products obsolete, then our ability to retain existing customers and attract new customers could be adversely affected, which could harm our ability to generate revenue and meet our financial targets.

We rely on search engines to attract a meaningful portion of our customers. If search engines change their search algorithms or policies regarding advertising, increase their pricing or suffer problems, our ability to attract new customers may be impaired.
Many of our customers locate our website and products through Internet search engines such as Google, Yahoo! and Bing. The prominence of our website in response to search inquiries is a critical factor in attracting potential customers to our websites. If we are listed less prominently or fail to appear in search results for any reason, visits to our websites by customers and potential customers could decline significantly, and we may not be able to replace this traffic. Search engines revise their algorithms from time to time in an attempt to optimize their search results. If search engines on which we rely for algorithmic listings modify their algorithms, our websites may appear less prominently or not at all in search results, which could result in reduced traffic to our websites. Additionally, if the costs of search engine marketing services, such as Google AdWords, increase, we may incur additional marketing expenses or be required to allocate a larger portion of our marketing spend to this channel and our business and operating results could be adversely affected.
Furthermore, competitors may in the future bid on our brand names and other search terms we use to drive traffic to our websites. Such actions could increase our advertising costs and result in decreased traffic to our websites. In addition, search engines or social networking sites may change their advertising policies from time to time. If any change to these policies delays or prevents us from advertising through these channels, it could result in reduced traffic to our website and sales of our subscriptions.
If we are unable to increase sales of our products to Web Pros, our business, growth prospects and operating results will be adversely affected.
Historically, our business has been focused on serving individuals who are thinking about starting a business to small businesses and ventures that are up and running but need help growing and expanding their digital capabilities. As a result, our products were less suited to the needs of more technically skilled individuals or web developers and other Web Pros. Furthermore, we did not target Web Pros with our marketing activities or provide Customer Care resources tailored to this customer group. We continue to focus on Web Pros in order to increase our total customers and grow our revenue. In October 2013, we acquired Media Temple, a premium provider of web-hosting and other premium products specifically geared towards Web Pros. We are also working to tailor our marketing efforts to, and build dedicated Customer Care resources for, Web Pros. If we are unable to develop products and provide Customer Care addressing the needs of Web Pros, successfully target them with our marketing efforts or successfully leverage the Media Temple brand to capture a greater portion of the Web Pros market, our business, growth prospects and operating results could be adversely affected.
We maintain a network of different types of partners, some of which create integrations with our products. For example, we partnered with Microsoft Corporation to offer Office 365 email and other productivity tools to our customers and SiteLock, LLC (SiteLock) to offer website security products to our customers, and we have worked to make certain of our products interoperable with services such as Yelp. We have invested and will continue to invest in partner programs to provide new product offerings to our customers and help us attract additional customers. However, our relationships with our partners may not be as successful in generating new customers as we anticipate, which could adversely affect our ability to increase our total customers. Further, these programs could require substantial investment while providing no assurance of return or incremental revenue. We also rely on some of our partners to create integrations with third-party applications and platforms used by our customers, such as Office 365 and SiteLock. If our partners fail to create such integrations, or if they change the features of their applications or alter the terms governing use of their applications in an adverse manner, demand for our products could decrease, which would harm our business and operating results. If we are unable to maintain our contractual relationships with existing partners or establish new contractual relationships with potential partners, we may not be able to offer the products and related functionality our customers expect, and we may experience delays and increased costs in adding customers and may lose customers, which could have a material adverse effect on us. Any ineffectiveness of our partner programs could adversely affect our business and results of operations.

Our quarterly and annual operating results may be adversely affected due to a variety of factors, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.
Our quarterly and annual operating results and key metrics have varied from period to period in the past, and we expect they may continue to fluctuate as a result of a number of factors, many of which are outside of our control, including:

•	our ability to attract new customers and retain existing customers;

•	the timing and success of introductions of new products;

•	changes in the growth rate of small businesses and ventures;

•	changes in renewal rates for our subscriptions and our ability to sell additional products to existing customers;

•	refunds to our customers could be higher than expected;

•	the timing of revenue recognition relative to the recording of the related expense;

•	any negative publicity or other actions which harm our brand;

•	the timing of our marketing expenditures;

•	the mix of products sold;

•	our ability to maintain a high level of personalized Customer Care and resulting customer satisfaction;

•	competition in the market for our products;

•	our ability to expand internationally;

•	changes in foreign currency exchange rates;

•	rapid technological change, frequent new product introductions and evolving industry standards;

•	systems, data center and Internet failures, breaches and service interruptions;

•
changes in U.S. or foreign regulations that could impact one or more of our product offerings or changes to regulatory bodies, such as ICANN, as well as increased regulation by governments or multi-governmental organizations, such as the International Telecommunications Union, a specialized agency of the United Nations or the European Union, that could affect our business and our industry;

•	a delay in the authorization of new top-level domains (TLDs) by ICANN or our ability to successfully on-board new TLDs which would impact the breadth of our customer offerings;

•	shortcomings in, or misinterpretations of, our metrics and data which cause us to fail to anticipate or identify market trends;

•	terminations of, disputes with, or material changes to our relationships with third-party partners, including referral sources, product partners and payment processors;

•	reductions in the selling prices for our products;

•	costs and integration issues associated with any acquisitions we may make;

•	changes in legislation affecting our collection of indirect taxes both in the United States and in foreign jurisdictions;

•	threatened or actual litigation; and

•	loss of key employees.
Any one of the factors above, or the cumulative effect of some of the factors referred to above, may result in significant fluctuations in our quarterly or annual operating results, including fluctuations in our key financial and operating metrics. This variability and unpredictability could result in our failing to meet our revenue, bookings or operating results expectations or those of securities analysts or investors for any period. In addition, a significant percentage of our operating expenses are fixed in nature and based on forecasted revenue and bookings trends. Accordingly, in the event of revenue or bookings shortfalls, we are generally unable to mitigate the negative impact on operating results in the short term. If we fail to meet or exceed such expectations for these or any other reasons, our business and stock price could be materially and adversely affected and we could face costly lawsuits, including securities class action suits.
We have a history of operating losses and may not be able to achieve profitability in the future.
We had net losses on a GAAP basis of $120.4 million, $143.3 million and $199.9 million, in 2015, 2014 and 2013, respectively. While we have experienced revenue growth over these same periods, we may not be able to sustain or increase our growth or achieve profitability in the future or on a consistent basis. We have incurred substantial expenses and expended significant resources upfront to market, promote and sell our products. We also expect to continue to invest for future growth. In addition, as a public company, we expect to incur significant accounting, legal and other expenses we did not incur as a private company.
As a result of our increased expenditures, we will have to generate and sustain increased revenue to achieve future profitability. Achieving profitability will require us to increase revenues, manage our cost structure and avoid significant liabilities. Revenue growth may slow or decline, or we may incur significant losses in the future for a number of possible reasons, including general macroeconomic conditions, increased competition, a decrease in the growth of the markets in which we operate, or if we fail for any reason to continue to capitalize on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed, and our stock price could be volatile or decline.
We may need additional equity, debt or other financing in the future, which we may not be able to obtain on acceptable terms, or at all, and any additional financing may result in restrictions on our operations or substantial dilution to our stockholders.
We may need to raise funds in the future, for example, to develop new technologies, expand our business, respond to competitive pressures and make acquisitions. We may try to raise additional funds through public or private financings, strategic relationships or other arrangements. Although our credit agreement limits our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and may be amended with the consent of our lenders. Accordingly, under certain circumstances, we may incur substantial additional debt.
Our ability to obtain debt or equity funding will depend on a number of factors, including market conditions, interest rates, our operating performance, our credit rating and investor interest. Additional funding may not be available to us on acceptable terms or at all. If adequate funds are not available, we may be required to reduce expenditures, including curtailing our growth strategies, foregoing acquisitions or reducing our product development efforts. If we succeed in raising additional funds through the issuance of equity or equity-linked securities, then existing stockholders could experience substantial dilution. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences and privileges senior to those of the holders of our Class A common stock. In addition, any such issuance could subject us to restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Further, to the extent we incur additional indebtedness or such other obligations, the risks associated with our substantial leverage described elsewhere in this 10-K, including our possible inability to service our debt, would increase.
Because we are generally required to recognize revenue for our products over the term of the applicable agreement, changes in our sales may not be immediately reflected in our operating results.
As described in Note 2 to our consolidated financial statements, we generally recognize revenue from our customers ratably over the respective terms of their subscriptions in accordance with GAAP. Our subscription terms are typically one year, but can range from monthly terms to multi-annual terms of up to 10 years depending on the product. Accordingly, increases in sales during a particular period do not translate into immediate, proportional increases in revenue during such period, and a substantial portion of the revenue we recognize during a quarter is derived from deferred revenue from customer subscriptions we entered into during previous quarters. As a result, our margins may suffer despite substantial sales activity during a particular period, since GAAP does not permit us to recognize all of the revenue from our sales immediately. Conversely, the existence of substantial deferred revenue may prevent deteriorating sales activity from becoming immediately observable in our consolidated statement of operations.

In addition, we may not be able to adjust spending in a timely manner to compensate for any unexpected bookings shortfall, and any significant shortfall in bookings relative to planned expenditures could negatively impact our business and results of operations.
Our failure to properly register or maintain our customers’ domain names could subject us to additional expenses, claims of loss or negative publicity that could have a material adverse effect on our business.
System and process failures related to our domain name registration product may result in inaccurate and incomplete information in our domain name database. Despite testing, system and process failures may remain undetected or unknown, which could result in compromised customer data, loss of or delay in revenues, failure to achieve market acceptance, injury to our reputation or increased product costs, any of which could harm our business. Furthermore, the requirements for securing and renewing domain names vary from registry to registry and are subject to change. We cannot guarantee we will be able to readily adopt and comply with the various registry requirements. Our failure or inability to properly register or maintain our customers’ domain names, even if we are not at fault, might result in significant expenses and subject us to claims of loss or to negative publicity, which could harm our business, brand and operating results.
We rely heavily on the reliability, security and performance of our internally developed systems and operations. Any difficulties in maintaining these systems may result in damage to our brand, service interruptions, decreased customer service or increased expenditures.
The reliability and continuous availability of the software, hardware and workflow processes underlying our internal systems, networks and infrastructure and the ability to deliver our products are critical to our business, and any interruptions resulting in our inability to timely deliver our products or Customer Care, or materially impacting the efficiency or cost with which we provide our products and Customer Care, would harm our brand, profitability and ability to conduct business. In addition, many of the software and other systems we currently use will need to be enhanced over time or replaced with equivalent commercial products or services, which may not be available on commercially reasonable terms or at all. Enhancing or replacing our systems, networks or infrastructure could entail considerable effort and expense. If we fail to develop and execute reliable policies, procedures and tools to operate our systems, networks or infrastructure, we could face a substantial decrease in workflow efficiency and increased costs, as well as a decline in our revenue.
We rely on a limited number of data centers to deliver most of our products. If we are unable to renew our data center agreements on favorable terms, or at all, our operating margins and profitability could be adversely affected and our business could be harmed.
We own one of our data centers and lease our remaining data center capacity from wholesale providers. We occupy our leased data center capacity pursuant to co-location service agreements with third-party data center facilities, which have built and maintain the co-located data centers for us and other parties. We currently serve all our customers from our GoDaddy-owned, Arizona-based data center as well as six domestic and two international co-located data center facilities located in Arizona, California, Virginia, the Netherlands and Singapore. Although we own the servers in these co-located data centers and engineer and architect the systems upon which our platforms run, we do not control the operation of these facilities, and we depend on the operators of these facilities to ensure their proper security and maintenance.
Despite precautions taken at our data centers, these facilities may be vulnerable to damage or interruption from break-ins, computer viruses, DDOS or other cyber-attacks, acts of terrorism, vandalism or sabotage, power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes and similar events. The occurrence of any of these events or other unanticipated problems at these facilities could result in loss of data (including personal or payment card information), lengthy interruptions in the availability of our services and harm to our reputation and brand. While we have disaster recovery arrangements in place, they have only been tested in very limited circumstances and not during any large-scale or prolonged disasters or similar events.
The terms of our existing co-located data center agreements vary in length and expire on various dates through 2026. Only some of our agreements with our co-located data centers provide us with options to renew under negotiated terms. We also have agreements with other critical infrastructure vendors who provide all of our facilities, including our data centers, with bandwidth, fiber optics and electrical power. None of these infrastructure vendors are under any obligation to continue to provide these services after the expiration of their respective agreements with us, nor are they obligated to renew the terms of those agreements.

Our existing co-located data center agreements may not provide us with adequate time to transfer operations to a new facility in the event of early termination. If we were required to move our equipment to a new facility without adequate time to plan and prepare for such migration, we would face significant challenges due to the technical complexity, risk and high costs of the relocation. Any such migration could result in significant costs for us and may result in data loss and significant downtime for a significant number of our customers which could damage our reputation, cause us to lose current and potential customers and adversely affect our operating results and financial condition.
Undetected or unknown defects in our products could harm our business and future operating results.
The products we offer or develop, including our proprietary technology and technology provided by third parties, could contain undetected defects or errors. The performance of our products could have unforeseen or unknown adverse effects on the networks over which they are delivered as well as, more broadly, on Internet users and consumers and third-party applications and services utilizing our solutions. These adverse effects, defects and errors, and other performance problems relating to our products could result in legal claims against us that harm our business and damage our reputation. The occurrence of any of the foregoing could result in compromised customer data, loss of or delay in revenues, an increase in our annual refund rate, which has ranged from 6.9% to 7.2% of total bookings from 2013 to 2015, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation or brand and increased costs. In addition, while our terms of service specifically disclaim certain warranties, and contain limitations on our liability, courts may still hold us liable for such claims if asserted against us.
Privacy concerns relating to our technology could damage our reputation and deter existing and new customers from using our products.
From time to time, concerns have been expressed about whether our products or processes compromise the privacy of customers and others. Concerns about our practices with regard to the collection, use, disclosure or security of personally identifiable information, including payment card information, or other privacy related matters, even if unfounded, could damage our reputation and adversely affect our operating results. In addition, as nearly all of our products are cloud-based, the amount of data we store for our customers on our servers (including personally identifiable information) has been increasing. Any systems failure or compromise of our security resulting in the release of our users’ or customers’ data could seriously limit the adoption of our product offerings, as well as harm our reputation and brand and, therefore, our business. We expect to continue to expend significant resources to protect against security breaches. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of cloud-based products we offer and operate in more countries.
We are subject to privacy and data protection laws and regulations as well as contractual privacy and data protection obligations. Our failure to comply with these or any future laws, regulations or obligations could subject us to sanctions and damages and could harm our reputation and business.
We are subject to a variety of laws and regulations, including regulation by various federal government agencies, including the U.S. Federal Trade Commission (FTC) and state and local agencies. We collect personally identifiable information, including payment card information, and other data from our current and prospective customers and others. The U.S. federal and various state and foreign governments have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personally identifiable information of individuals, including payment card information, and the FTC and many state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data. Self-regulatory obligations, other industry standards, policies, and other legal obligations may apply to our collection, distribution, use, security or storage of personally identifiable information or other data relating to individuals, including payment card information. These obligations may be interpreted and applied in an inconsistent manner from one jurisdiction to another and may conflict with one another, other regulatory requirements or our internal practices. Any failure or perceived failure by us to comply with U.S., E.U. or other foreign privacy or security laws, policies, industry standards or legal obligations or any security incident resulting in the unauthorized access to, or acquisition, release or transfer of, personally identifiable information or other customer data, including payment card information, may result in governmental enforcement actions, litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.
We expect there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations could impair our ability to collect or use information we utilize to provide targeted advertising to our customers, thereby impairing our ability to maintain and grow our total customers and increase revenue. Future restrictions on the collection, use, sharing or disclosure of our users’ data or additional requirements for express or implied consent of users for the use and disclosure of such information could require us to modify our products, possibly in a material manner, and could limit our ability to develop new products and features.
In addition, several foreign countries and governmental bodies including the European Union and Canada, have laws and regulations concerning the collection and use of personally identifiable information obtained from their residents, including payment card information, which are often more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personally identifiable information, including payment card information identifying, or which may be used to identify, an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol (IP) addresses. Although we are working to comply with those laws and regulations applicable to us, these and other obligations may be modified and they may be interpreted in different ways by courts, and new laws and regulations may be enacted in the future. Within the European Union, legislators have reached a political agreement on the General Data Protection Regulation (GDPR), a new regulation that would supersede the 1995 European Union Data Protection Directive, and which, when finalized and in effect, may include more stringent operational requirements for processors and controllers of personally identifiable information, including payment card information, impose significant penalties for non-compliance and have broader extra-territorial effect.
Any such new laws, regulations, other legal obligations or industry standards, or any changed interpretation of existing laws, regulations or other standards may require us to incur additional costs and restrict our business operations. If our privacy or data security measures fail to comply with current or future laws, regulations, policies, legal obligations or industry standards, we may be subject to litigation, regulatory investigations, fines or other liabilities, as well as negative publicity and a potential loss of business. Moreover, if future laws, regulations, other legal obligations or industry standards, or any changed interpretations of the foregoing limit our customers’ ability to use and share personally identifiable information, including payment card information, or our ability to store, process and share such personally identifiable information or other data, demand for our products could decrease, our costs could increase, and our business, operating results and financial condition could be harmed.
In particular, with regard to transfers of personal data, as such term is used in the 1995 EU Data Protection Directive and applicable European Union member state legislation, from our employees and European customers and users to the U.S., we historically have relied upon adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU Safe Harbor Framework agreed to by the U.S. Department of Commerce and the European Union. The U.S.-EU Safe Harbor Framework, which established means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area (the EEA) to the U.S., recently was invalidated by a decision of the European Court of Justice (the ECJ). In light of the ECJ’s decision, we are reviewing our business practices and may find it necessary or desirable to make changes to our personal data handling to cause our transfer and receipt of EEA residents’ personal data to be legitimized under applicable European law. We may be unsuccessful in establishing legitimate means for our transfer and receipt of personal data from the EEA or otherwise responding to the ECJ’s decision, and we may experience reluctance or refusal by current or prospective European customers to use our products. Our response to the ECJ’s decision may cause us to assume additional liabilities or incur additional costs, and the ECJ decision and our response could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities in the EEA until the time, if any, personal data transfers to us and by us from the EEA are legitimized under applicable European Union data protection law. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.
Failure to adequately protect and enforce our intellectual property rights could substantially harm our business and operating results.
The success of our business depends in part on our ability to protect and enforce our patents, trademarks, copyrights, trade secrets and other intellectual property rights. We attempt to protect our intellectual property under patent, trademark, copyright and trade secret laws, and through a combination of confidentiality procedures, contractual provisions and other methods, all of which offer only limited protection.

As of December 31, 2015, we had 164 issued patents in the United States covering various aspects of our product offerings. Additionally, as of December 31, 2015, we had 211 pending U.S. patent applications and intend to file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions, and under the laws of certain jurisdictions, patents or others intellectual property may be unavailable or limited in scope. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative processes or litigation. In addition, issuance of a patent does not assure that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.
In addition to patented technology, we rely on our unpatented proprietary technology and confidential proprietary information, including trade secrets and know-how. Despite our efforts to protect the proprietary and confidential nature of such technology and information, unauthorized parties may attempt to misappropriate, reverse engineer or otherwise obtain and use them. The contractual provisions in confidentiality agreements and other agreements we generally enter into with employees, consultants, partners, vendors and customers may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. Moreover, policing unauthorized use of our technologies, products and intellectual property is difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. To the extent we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information may increase. We may be unable to determine the extent of any unauthorized use or infringement of our products, technologies or intellectual property rights.
As of December 31, 2015, we had 388 registered trademarks in 54 countries, including the GoDaddy logo and mark in all international markets in which we operate or intend to operate. We have also registered, or applied to register, the trademarks associated with several of our leading brands in the United States and in certain other countries. Competitors and others may have adopted, and in the future may adopt, tag lines or service or product names similar to ours, which could impede our ability to build our brands’ identities and possibly lead to confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered and common law trademarks or trademarks incorporating variations of the terms or designs of one or more of our trademarks and opposition filings made when we apply to register our trademarks.
From time to time, legal action by us may be necessary to enforce our patents, trademarks and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the intellectual property rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition. If we are unable to protect our intellectual property rights, we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create the innovative products that have enabled us to be successful to date. Any inability on our part to protect adequately our intellectual property may have a material adverse effect on our business, operating results and financial condition.
Assertions by third parties of infringement or other violations by us of their intellectual property rights, or other lawsuits brought against us, could result in significant costs and substantially harm our business and operating results.
In recent years, there has been significant litigation in the United States and abroad involving patents and other intellectual property rights. Companies providing web-based and cloud-based products are increasingly bringing, and becoming subject to, suits alleging infringement of proprietary rights, particularly patent rights. The possibility of intellectual property infringement claims also may increase to the extent we face increasing competition and become increasingly visible as a publicly-traded company. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property rights. In addition, our exposure to risks associated with the use of intellectual property may increase as a result of acquisitions we make or our use of software licensed from or hosted by third parties, as we have less visibility into the development process with respect to such technology or the care taken to safeguard against infringement risks. Third parties may make infringement and similar or related claims after we have acquired or licensed technology that had not been asserted prior to our acquisition or license. We currently face, and expect to face in the future, claims by third parties that we infringe upon or misappropriate their intellectual property rights.
Many companies are devoting significant resources to obtaining patents that could affect many aspects of our business. This may prevent us from deterring patent infringement claims, and our competitors and others may now and in the future have larger and more mature patent portfolios than we have.
Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure. In addition, during the course of any such litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the trading price of our Class A common stock.
Regardless of whether claims we are infringing patents or infringing or misappropriating other intellectual property rights have any merit, these claims are time-consuming and costly to evaluate and defend, and can impose a significant burden on management and employees. The outcome of any litigation is inherently uncertain, and we may receive unfavorable interim or preliminary rulings in the course of litigation. There can be no assurances that favorable final outcomes will be obtained in all cases. We may decide to settle lawsuits and disputes on terms that are unfavorable to us. Some of our competitors and other third parties have substantially greater resources than we do and are able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could.
Any intellectual property litigation to which we might become a party, or for which we are required to defend or to provide indemnification, may require us to do one or more of the following:

•	cease selling or using products incorporating or relying upon the intellectual property our products allegedly infringe;

•	make substantial payments for legal fees, settlement payments or other costs or damages;

•	subject us to indemnification obligations or obligations to refund fees to, and adversely affect our relationships with, our customers;

•	divert the attention and resources of management and technical personnel;

•	obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology; or

•	redesign the allegedly infringing products to avoid infringement, or make other technology or branding changes to our solutions, each of which could be costly, time-consuming or impossible.
If we are required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement claims against us, our business or operating results could be harmed.
Our use of open source technology could impose limitations on our ability to commercialize our products.
We use open source software in our business, including in our products. It is possible some such open source software is governed by licenses containing requirements that we make available source code for modifications or derivative works we create based upon the open source software, and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, if we combine our proprietary software with open source software in certain manners.
Although we monitor our use of open source software in an effort to avoid subjecting our products to conditions we do not intend, we cannot be certain all open source software is reviewed prior to use in our proprietary software, that programmers working for us have not incorporated open source software into our proprietary software, or that they will not do so in the future. Any requirement to disclose our proprietary source code or to make it available under an open source license could be harmful to our business, operating results and financial condition. Furthermore, the terms of many open source licenses have not been interpreted by U.S. courts. As a result, there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products. In such an event, we could be required to seek licenses from third parties to continue offering our products, to make our proprietary code generally available in source code form, to re-engineer our products or to discontinue the sale of our products if re-engineering could not be accomplished on a timely basis, any of which could adversely affect our business, operating results and financial condition.
Our business depends on our customers’ continued and unimpeded access to the Internet and the development and maintenance of Internet infrastructure. Internet access providers may be able to block, degrade or charge for access to certain of our products, which could lead to additional expenses and the loss of customers.
Our products depend on the ability of our customers to access the Internet. Currently, this access is provided by companies having significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies and government-owned service providers. The adoption of any laws or regulations adversely affecting the growth, popularity or use of the Internet, including laws impacting Internet neutrality, could decrease the demand for our products and increase our operating costs. The legislative and regulatory landscape regarding the regulation of the Internet and, in particular, Internet neutrality, in the United States are subject to uncertainty. The Federal Communications Commission passed Open Internet rules in February 2015, effective in June 2015, generally providing for Internet neutrality with respect to fixed and mobile broadband Internet service, but they have been challenged in federal court. Any changes in the legislative and regulatory landscape regarding Internet neutrality, or otherwise regarding the regulation of the Internet, could harm our business. For example, to the extent any laws, regulations or rulings permit Internet service providers to charge some users higher rates than others for the delivery of their content, Internet service providers could attempt to use such law, regulation or ruling to impose higher fees or deliver our content with less speed, reliability or otherwise on a non-neutral basis as compared to other market participants, and our business could be adversely impacted. Internationally, government regulation concerning the Internet, and in particular, network neutrality, may be developing or non-existent. Within such a regulatory environment, we could experience discriminatory or anti-competitive practices impeding both our and our customers’ domestic and international growth, increasing our costs or adversely affecting our business.
Our corporate culture has contributed to our success, and if we cannot maintain this culture, we could lose the innovation, creativity and teamwork fostered by our culture, and our business may be harmed.
We believe a critical contributor to our success has been our corporate culture, which we believe fosters innovation, creativity, a customer-centric focus, collaboration and loyalty. Our corporate culture is central to our devoted Customer Care team which is a key component of the value we offer our customers. As we continue to evolve our business, we may find it difficult to maintain these important aspects of our corporate culture, which could limit our ability to innovate and operate effectively. Difficulty in preserving our corporate culture will be exacerbated as we continue to expand internationally, grow our employee base and expand our solutions. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, continue to perform at current levels or execute on our business strategy.
Our business is exposed to risks associated with credit card and other online payment chargebacks and fraud.
A majority of our revenue is processed through credit cards and other online payments. If our refunds or chargebacks increase, our processors could require us to increase reserves or terminate their contracts with us, which would have an adverse effect on our financial condition.
Our failure to limit fraudulent transactions conducted on our websites, such as through the use of stolen credit card numbers, could also subject us to liability. Under credit card association rules, penalties may be imposed at the discretion of the association for inadequate fraud protection. Any such potential penalties would be imposed on our credit card processor by the association. Under our contracts with our payment processors, we are required to reimburse our processors for such penalties. However, we face the risk that we may fail to maintain an adequate level of fraud protection and that one or more credit card associations or other processors may, at any time, assess penalties against us or terminate our ability to accept credit card payments or other form of online payments from customers, which would have a material adverse effect on our business, financial condition and operating results.
We could also incur significant fines or lose our ability to give customers the option of using credit cards to pay their fees to us if we fail to follow payment card industry data security standards, even if there is no compromise of customer information. Although we believe we are in compliance with payment card industry data security standards and do not believe there has been a compromise of customer information, it is possible that at times either we or any of our acquired companies may not have been in full compliance with these standards. Accordingly, we could be fined or our products could be suspended, which would cause us to be unable to process payments using credit cards. If we are unable to accept credit card payments, our business, financial condition and operating results may be adversely affected.
In addition, we could be liable if there is a breach of the payment information we store. Online commerce and communications depend on the secure transmission of confidential information over public networks. We rely on encryption and authentication technology to authenticate and secure the transmission of confidential information, including customer credit card numbers. However, we cannot ensure this technology will prevent breaches of the systems we use to protect customer payment data. Although we maintain network security insurance, we cannot be certain our coverage will be adequate for liabilities actually incurred or insurance will continue to be available to us on reasonable terms, or at all. In addition, some of our partners also collect or possess information about our customers, and we may be subject to litigation or our reputation may be harmed if our partners fail to protect our customers’ information or if they use it in a manner inconsistent with our practices. Data breaches can also occur as a result of non-technical issues. Under our contracts with our processors, if there is unauthorized access to, or disclosure of, credit card information we store, we could be liable to the credit card issuing banks for their cost of issuing new cards and related expenses.
Activities of customers or the content of their websites could damage our reputation and brand or harm our business and financial results.
As a provider of domain name registration and hosting and presence products, we may be subject to potential liability for the activities of our customers on or in connection with their domain names or websites or for the data they store on our servers. Although our terms of service prohibit illegal use of our products by our customers and permit us to take down or suspend websites or take other appropriate actions for illegal use, customers may nonetheless engage in prohibited activities or upload or store content with us in violation of applicable law or the customer’s own policies, which could subject us to liability. Furthermore, our reputation and brand may be negatively impacted by the actions of customers that are deemed to be hostile, offensive or inappropriate. We do not proactively monitor or review the appropriateness of the domain names our customers register or the content of their websites, and we do not have control over customer activities. The safeguards we have in place may not be sufficient to avoid harm to our reputation and brand, especially if such hostile, offensive or inappropriate use is high profile.
Several U.S. federal statutes may apply to us with respect to various activities of our customers, including: the Digital Millennium Copyright Act of 1998 (the DMCA), which provides recourse for owners of copyrighted material who believe their rights under U.S. copyright law have been infringed on the Internet; the Communications Decency Act of 1996 (the CDA), which regulates content on the Internet unrelated to intellectual property; and the Anticybersquatting Consumer Protection Act (the ACPA), which provides recourse for trademark owners against cybersquatters. The DMCA and the CDA generally protect online service providers like us that do not own or control website content posted by customers from liability for certain activities of customers, such as the posting of defamatory or obscene content, unless the online service provider is participating in the unlawful conduct. For example, the safe harbor provisions of the DMCA shield Internet service providers and other intermediaries from direct or indirect liability for copyright infringement. However, under the DMCA, we must follow the procedures for handling copyright infringement claims set forth in the DMCA including expeditiously removing or disabling access to the allegedly infringing material upon the receipt of a proper notice from, or on behalf of, a copyright owner alleging infringement of copyrighted material located on websites we host. Under the CDA, we are generally not responsible for the customer-created content hosted on our servers and thus are generally immunized from liability for torts committed by others. Consequently, we do not monitor hosted websites or prescreen the content placed by our customers on their sites. Under the safe harbor provisions of the ACPA, domain name registrars are shielded from liability in many circumstances, including cybersquatting, although the safe harbor provisions may not apply if our activities are deemed outside the scope of registrar functions.
Although these statutes and case law in the United States have generally shielded us from liability for customer activities to date, court rulings in pending or future litigation may narrow the scope of protection afforded us under these laws. Neither the DMCA nor the CDA generally apply to claims of trademark violations, and thus they may be inapplicable to many of the claims asserted against our company. Furthermore, notwithstanding the exculpatory language of these bodies of law, the activities of our customers may result in threatened or actual litigation against us. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

In addition, laws governing these activities are unsettled in many international jurisdictions, or may prove difficult or impossible for us to comply with in some international jurisdictions. Also, other existing bodies of law, including the criminal laws of various states, may be deemed to apply or new statutes or regulations may be adopted in the future, any of which could expose us to further liability and increase our costs of doing business.
We may face liability or become involved in disputes over registration and transfer of domain names and control over websites.
As a provider of web-based and cloud-based products, including as a registrar of domain names and related products, we from time to time become aware of disputes over ownership or control of customer accounts, websites or domain names. We could face potential claims of tort law liability for our failure to renew a customer’s domain. We could also face potential tort law liability for our role in the wrongful transfer of control or ownership of accounts, websites or domain names. The safeguards and procedures we have adopted may not be successful in insulating us against liability from such claims in the future. In addition, we face potential liability for other forms of account, website or domain name "hijacking," including misappropriation by third parties of our network of customer accounts, websites or domain names and attempts by third parties to operate accounts, websites or domain names or to extort the customer whose accounts, websites or domain names were misappropriated. Furthermore, we are exposed to potential liability as a result of our domain privacy product, wherein the identity and contact details for the domain name registrant are masked. Although our terms of service reserve our right to take certain steps when domain name disputes arise related to our privacy product, including the removal of our privacy service, the safeguards we have in place may not be sufficient to avoid liability, which could increase our costs of doing business.
Occasionally one of our customers may register a domain name identical, or similar, to a third party’s trademark or the name of a living person. These occurrences have in the past and may in the future lead to our involvement in disputes over such domain names. Disputes involving registration or control of domain names are often resolved through the Uniform Domain Name Dispute Resolution Policy (the UDRP), ICANN’s administrative process for domain name dispute resolution, or less frequently through litigation under the ACPA, or under general theories of trademark infringement or dilution. The UDRP generally does not impose liability on registrars, and the ACPA provides that registrars may not be held liable for registration or maintenance of a domain name absent a showing of the registrar’s bad faith intent to profit. However, we may face liability if we act in bad faith or fail to comply in a timely manner with procedural requirements under these rules. In addition, domain name registration disputes and compliance with the procedures under the ACPA and URDP typically require at least limited involvement by us and, therefore, increase our cost of doing business. The volume of domain name registration disputes may increase in the future as the overall number of registered domain names increases.
We are dependent on the continued services and performance of our senior management and other key employees, the loss of any of whom could adversely affect our business, operating results and financial condition.
Our future performance depends on the continued services and contributions of our senior management and other key employees to execute on our business plan and to identify and pursue new opportunities and product innovations. The loss of services of senior management or other key employees could significantly delay or prevent the achievement of our development and strategic objectives. In addition, some of the members of our current management team have only been working together for a short period of time, which could adversely impact our ability to achieve our goals. The loss of the services of our senior management or other key employees for any reason could adversely affect our business, financial condition and operating results.
If we are unable to hire, retain and motivate qualified personnel, our business would suffer.
Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel or delays in hiring required personnel, may seriously harm our business, financial condition and operating results. Our ability to continue to attract and retain highly skilled personnel, specifically employees with technical and engineering skills and employees with language skills and cultural knowledge of the geographic markets we have recently expanded to or that we intend to expand to in the near future, will be critical to our future success. Competition for highly skilled personnel is frequently intense. In addition, many of our employees have outstanding options or other equity awards. Now that we are a public company, the ability to either exercise those options or sell their stock in a public market may lead to a larger than normal turnover rate. We intend to issue stock options or other equity awards as key components of our overall compensation and employee attraction and retention efforts. In addition, we are required under GAAP to recognize compensation expense in our operating results for employee equity-based compensation under our equity grant programs, which may negatively impact our operating results and may increase the pressure to limit equity-based compensation. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.
The requirements of being a public company may strain our resources.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) and the listing standards of the New York Stock Exchange (the NYSE). We expect the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources. Management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results.
The Sarbanes-Oxley Act requires, among other things, us to maintain effective disclosure controls and procedures and internal control over financial reporting. We continue to develop and refine our disclosure controls and other procedures designed to ensure that information required to be disclosed by us in the reports we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We also continue to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate we will continue to expend, significant resources, including legal and accounting-related costs and significant management oversight.
We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to provide an annual management report on, and have our independent auditor attest to, the effectiveness of our internal control over financial reporting commencing with our December 31, 2016 annual report on Form 10-K.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
Our current internal controls and any new controls we implement may become inadequate because of changes in conditions in our business or information technology systems or changes in the applicable laws, regulations and standards. Any failure to design or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results, cause us to fail to meet our reporting obligations or result in a restatement of our financial statements for prior periods. Not fully recognizing, understanding or testing the state of or changes in our internal control environment could also adversely affect the results of management evaluations and independent registered public accounting firm audits of our internal control over financial reporting, about which we will eventually be required to include in our periodic reports filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE in the future.
Adverse economic conditions in the United States and international economies may adversely impact our business and operating results.
Unfavorable general economic conditions, such as a recession or economic slowdown in the United States or in one or more of our other major markets, could adversely affect demand for our products. The recent national and global economic downturn affected many sectors of the economy and resulted in, among other things, declines in overall economic growth, consumer and corporate confidence and spending, increases in unemployment rates and uncertainty about economic stability. Changing macroeconomic conditions may affect our business in a number of ways, making it difficult to accurately forecast and plan our future business activities. In particular, spending patterns of small businesses and ventures are difficult to predict and are sensitive to the general economic climate, the economic outlook specific to small businesses and ventures, the then-current level of profitability experienced by small businesses and ventures and overall consumer confidence. Our products may be considered discretionary by many of our current and potential customers. As a result, people considering whether to purchase or renew subscriptions to our products may be influenced by macroeconomic factors affecting small businesses and ventures and consumer spending. Although we continued to grow through the most recent recession, we may be unable to do so in future economic slowdowns.
To the extent conditions in the national and global economy deteriorate, our business could be harmed as customers may reduce or postpone spending or choose not to purchase or renew subscriptions to our products. Weakening economic conditions may also adversely affect third parties with which we have entered into relationships and upon which we depend in order to grow our business. Uncertain and adverse economic conditions may also lead to a decline in the ability of our customers to use or access credit, including through credit cards, as well as increased refunds and chargebacks, any of which could adversely affect our business.
We are subject to export controls and economic sanctions laws that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.
Our business activities are subject to various restrictions under U.S. export controls and trade and economic sanctions laws, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC). If we fail to comply with these laws and regulations, we could be subject to civil or criminal penalties and reputational harm. U.S. export control laws and economic sanctions laws also prohibit certain transactions with U.S. embargoed or sanctioned countries, governments, persons and entities.
As part of our due diligence in connection with the acquisition of Media Temple in 2013, we learned Media Temple had apparently provided services during the previous five years to a limited number of persons located in countries that are the subject of U.S. embargoes. Media Temple filed with OFAC an initial voluntary disclosure in September 2013 and a final voluntary disclosure in January 2014. Additionally, as part of our due diligence in connection with the August 2014 acquisition of Mad Mimi, LLC (Mad Mimi), we and our counsel reviewed and assessed various business data provided by Mad Mimi and learned Mad Mimi had provided services during the previous five years to a limited number of persons located in countries subject to U.S. embargoes. As a result of that review and in connection with the closing of our acquisition, Mad Mimi filed an initial voluntary disclosure with OFAC in August 2014, terminated the unauthorized accounts, and filed a final report with OFAC in February 2015. OFAC closed out both voluntary disclosures without penalties on September 10, 2015 and May 5, 2015, respectively. We have undertaken and are continuing to implement a number of screening and other remedial measures designed to prevent users in embargoed countries and prohibited persons from purchasing or accessing our products or services. Even though we take precautions to prevent transactions with U.S. sanctions targets, there is risk that in the future we could provide our products to such targets despite such precautions. Changes in the list of embargoed countries and regions or prohibited persons may require us to modify these procedures in order to comply with governmental regulations. This could result in negative consequences to us, including government investigations, penalties and reputational harm.
Changes in our products or changes in export and import regulations may create delays in the introduction and sale of our products in international markets or, in some cases, prevent the sale of our products to certain countries, governments or persons altogether. Any change in export or import regulations, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our products or decreased ability to sell our products to existing or potential customers. Any decreased use of our products or limitation on our ability to sell our products internationally could adversely affect our growth prospects.
Due to the global nature of our business, we could be adversely affected by violations of anti-bribery and anti-corruption laws.
The global nature of our business creates various domestic and local regulatory challenges. The U.S. Foreign Corrupt Practices Act of 1977, as amended (the FCPA), the U.K. Bribery Act 2010 (the U.K. Bribery Act), U.S. Travel Act and similar anti-bribery and anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to foreign government officials and other persons for the corrupt purpose of obtaining or retaining business, directing business to any person or securing any advantage. In addition, companies are required to maintain records accurately and fairly representing their transactions and having an adequate system of internal accounting controls. We face significant risks if we fail to comply with the FCPA and other anti-corruption and anti-bribery laws prohibiting companies and their employees and third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties and private-sector recipients for an illegal purpose.

We operate in areas of the world experiencing corruption by government officials to some degree and, in certain circumstances, compliance with anti-bribery and anti-corruption laws may conflict with local customs and practices. We operate in several countries and sell our products to customers around the world, which geographically stretches our compliance obligations. In addition, changes in laws could result in increased regulatory requirements and compliance costs which could adversely affect our business, financial condition and results of operations. While we are committed to complying with all applicable anti-bribery and anti-corruption laws, we cannot assure our employees or other agents will not engage in prohibited conduct and render us responsible under the FCPA or the U.K. Bribery Act.
If we are found to be in violation of the FCPA, the U.K. Bribery Act or other anti-bribery and anti-corruption laws (either due to acts or inadvertence of our employees, or due to the acts or inadvertence of others), we could suffer criminal or civil penalties or other sanctions, which could have a material adverse effect on our business. Any violation of the FCPA or other applicable anti-corruption or anti-bribery laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracts, which could have a material and adverse effect on our reputation, business, operating results and prospects. In addition, responding to any enforcement action may result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.
Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our operating results and financial condition.
We are subject to income taxes in the United States and various foreign jurisdictions, and our domestic and international tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;

•	expected timing and amount of the release of any tax valuation allowances;

•	expiration of, or detrimental changes in, research and development tax credit laws;

•	tax effects of equity-based compensation;

•	costs related to intercompany restructurings;

•	changes in tax laws, regulations or interpretations thereof; or

•	future earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated earnings in countries where we have higher statutory tax rates.
In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal and state and foreign tax authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.
Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events and to interruption by man-made problems such as terrorism.
A significant natural disaster, such as an earthquake, fire or flood could have a material adverse impact on our business, operating results and financial condition. Natural disasters could lead to significant power outages and otherwise affect our data centers as well as our infrastructure vendors’ abilities to provide connectivity and perform services on a timely basis. In the event our or our service providers’ IT systems abilities are hindered by any of the events discussed above, we and our customers’ websites could experience downtime, and our products could become unavailable. In addition, acts of terrorism and other geopolitical unrest could cause disruptions in our business or the business of our infrastructure vendors, partners or customers or the economy as a whole. Any disruption in the business or operations of our data center hosting providers or customers could have a significant adverse effect on our operating results and financial performance in a given period. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be ineffective in the event of such a disaster.

Risks Related to Our Industry
Governmental and regulatory policies or claims concerning the domain name registration system and the Internet in general, and industry reactions to those policies or claims, may cause instability in the industry and disrupt our business.
ICANN is a multi-stakeholder, private sector, not-for-profit corporation formed in 1998 operating pursuant to a memorandum of understanding with the U.S. Department of Commerce for the express purposes of overseeing a number of Internet related tasks, including managing the DNS allocation of IP addresses, accreditation of domain name registrars and registries and the definition and coordination of policy development for all of these functions. We are accredited by ICANN as a domain name registrar and thus our ability to offer domain name registration products is subject to our ongoing relationship with, and accreditation by, ICANN.
ICANN has been subject to strict scrutiny by the public, the U.S. government and other governments around the world, as well as multi-governmental organizations such as the United Nations, with many of those bodies becoming increasingly interested in Internet governance. On March 14, 2014, the National Telecommunications and Information Administration (the NTIA), the U.S. Department of Commerce agency with oversight over ICANN, announced its intention to transition key Internet domain name functions to the global multi-stakeholder community. This transition could take place as early as the expiration of the current contract between NTIA and ICANN on September 30, 2016. At this time there is uncertainty concerning the timing, nature and significance of any transition from U.S. oversight of ICANN to oversight of ICANN by another body or bodies.
Additionally, we continue to face the possibility that:

•	efforts to reform ICANN's bylaws to improve accountability could fail, which may result in ICANN not being accountable to its stakeholders and unable to make, implement or enforce its policies;

•	the U.S. or any other government may reassess ICANN’s role in overseeing the domain name registration market;

•
the Internet community, the U.S. government or other governments may (i) refuse to recognize ICANN’s authority or support its policies, (ii) attempt to exert pressure on ICANN, or (iii) enact laws in conflict with ICANN’s policies, each of which could create instability in the domain name registration system;

•
some of ICANN’s policies and practices, such as ICANN’s position on privacy and proxy domain name registrations, and the policies and practices adopted by registries and registrars, could be found to conflict with the laws of one or more jurisdictions, or could be materially changed in a way that negatively impacts the sale of our products;

•
the terms of the Registrar Accreditation Agreement (the RAA) under which we are accredited as a registrar, could change in ways that are disadvantageous to us or under certain circumstances could be terminated by ICANN, thereby preventing us from operating our registrar service, or ICANN could adopt unilateral changes to the RAA that are unfavorable to us, that are inconsistent with our current or future plans, or that affect our competitive position;

•
International regulatory or governing bodies, such as the International Telecommunications Union, a specialized agency of the United Nations, or the European Union, may gain increased influence over the management and regulation of the domain name registration system, leading to increased regulation in areas such as taxation, privacy and the monitoring of our customers’ hosted content;

•	ICANN or any third-party registries may implement policy changes impacting our ability to run our current business practices throughout the various stages of the lifecycle of a domain name;

•
the U.S. Congress or other legislative bodies in the United States could take action unfavorable to us or influencing customers to move their business from our products to those located outside the United States;

•	ICANN could fail to maintain its role, potentially resulting in instability in DNS services administration;

•
some governments and governmental authorities outside the United States have in the past disagreed, and may in the future disagree, with the actions, policies or programs of ICANN, the U.S. government and registries relating to the DNS, which could fragment the single, unitary Internet into a loosely-connected group of one or more networks, each with different rules, policies and operating protocols; and

•
multi-party review panels established by the governing agreement between ICANN and the U.S. Department of Commerce, the so-called Affirmation of Commitments, or by successors to this agreement, may take positions unfavorable to our business.

If any of these events occur, they could create instability in the domain name registration system and may make it difficult for us to continue to offer existing products and introduce new products, or serve customers in certain international markets. These events could also disrupt or suspend portions of our domain name registration product and subject us to additional restrictions on how the registrar and registry products businesses are conducted, which would result in reduced revenue.
ICANN recently authorized the introduction of new TLDs, and we may not have the right to register new domain names to our customers based on such TLDs, which could adversely impact our business and results of operations.
ICANN has periodically authorized the introduction of new TLDs and made domain names related to them available for registration. Our competitive position depends in part on our ability to secure access to these new TLDs. A significant portion of our business relies on our ability to sell domain name registrations to our customers, and any limitations on our access to newly-created TLDs could adversely impact our ability to sell domain name registrations to customers, and thus adversely impact our business.
In 2013, ICANN significantly expanded the number of gTLDs, which resulted in the delegation of new gTLDs commencing in 2014, which we refer to as the Expansion Program. We and certain of our competitors have expended resources filing gTLD applications under the Expansion Program to pursue the acquisition of gTLD operator rights. We continue to pursue the rights to become the registry for .godaddy, a gTLD. The Expansion Program could substantially change the domain name industry in unexpected ways and is expected to result in an increase in the number of domains registered by our competitors. If we do not properly manage our response to the change in business environment, and accurately predict the market’s preference for specific gTLDs, it could adversely impact our competitive position or market share.
The relevant domain name registry and ICANN impose a charge upon each registrar for the administration of each domain name registration. If these fees increase, it would have a significant impact upon our operating results.
Each registry typically imposes a fee in association with the registration of each domain name. For example, VeriSign, Inc. (VeriSign), the registry for .com and .net, has a current list price of a $7.85 annual fee for each .com registration, and ICANN currently charges an $0.18 annual fee for most domain names registered in the gTLDs falling within its purview. The fee charged by VeriSign for each .com registration increased from $6.86 per year to$7.34 per year in July 2010 and increased again to $7.85 per year in January 2012. We have no control over ICANN, VeriSign or any other domain name registries and cannot predict their future fee structures.
Per the extended registry agreement between ICANN and VeriSign approved by the U.S. Department of Commerce on November 30, 2012, VeriSign will continue as the exclusive registry for the .com gTLD through November 30, 2018. The terms of the extension set a maximum price, with certain exceptions, for registry products for each calendar year beginning January 1, 2012, which shall not exceed 107% of the highest price charged during the preceding year. In addition, pricing of new gTLDs is generally not set or controlled by ICANN, which in certain instances has resulted in aggressive price increases on certain particularly successful new gTLDs. The increase in these fees with respect to any new gTLD either must be included in the prices we charge to our customers, imposed as a surcharge or absorbed by us. If we absorb such cost increases or if surcharges result in decreases in domain registrations, our business, operating results and financial performance may be adversely affected.
Our business and financial condition could be harmed materially if small consumers and small businesses and ventures were no longer able to rely upon the existing domain name registration system.
The domain name registration market continues to develop and adapt to changing technology. This development may include changes in the administration or operation of the Internet, including the creation and institution of alternate systems for directing Internet traffic without using the existing domain name registration system. The widespread acceptance of any alternative system, such as mobile applications or closed networks, could eliminate the need to register a domain name to establish an online presence and could materially and adversely affect our business.

Changes in state taxation laws and regulations may discourage the registration or renewal of domain names for e-commerce.
Due to the global nature of the Internet, it is possible that any U.S. or foreign federal, state or local taxing authority might attempt to regulate our transmissions or levy transaction, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are regularly reviewing the appropriate treatment of companies engaged in e-commerce. New or revised international, federal, state or local tax regulations may subject either us or our customers to additional sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on e-commerce. New or revised taxes, in particular sales and other transaction taxes, would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the Internet. New taxes could also create significant increases in internal costs necessary to capture data and to collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations.
Risks Related to Our Company and Our Organizational Structure
Our only material asset is our economic interest in Desert Newco, and we are accordingly dependent upon distributions from Desert Newco to pay our expenses, taxes and dividends (if and when declared by our board of directors).
We are a holding company and have no material assets other than our ownership of LLC Units. We have no independent means of generating revenue or cash flows. We intend to cause Desert Newco to make distributions to us, as its managing member, in an amount sufficient to cover all expenses, applicable taxes payable and dividends, if any, declared by our board of directors. To the extent we need funds and Desert Newco is restricted from making such distributions under applicable law or regulation or under any present or future debt covenants or is otherwise unable to provide such funds, it could materially adversely affect our business, financial condition, results of operations and cash flows.
Our ability to pay taxes and expenses, including payments under the TRAs, may be limited by our structure.
Our principal asset, either directly or through our wholly owned subsidiary GD Subsidiary Inc., is a controlling equity interest in Desert Newco. As such, we have no independent means of generating revenue or cash flows. Desert Newco is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income is allocated to holders of its LLC Units, including us. Accordingly, we incur income taxes on our allocable share of any net taxable income of Desert Newco.
Pursuant to the amended and restated limited liability company agreement of Desert Newco (the New LLC Agreement), Desert Newco will make cash distributions to the owners of LLC Units, calculated using an assumed tax rate, to help fund their tax obligations in respect of the cumulative taxable income in excess of cumulative taxable losses of Desert Newco allocated to them. In addition to tax expenses, we also incur expenses related to our operations, plus payments under the TRAs, which we expect will be significant. We intend to cause Desert Newco to make distributions or, in the case of certain expenses, payments in an amount sufficient to allow us to pay our taxes and operating expenses, including distributions to fund any ordinary course payments due under the TRAs. However, Desert Newco’s ability to make such distributions may be subject to various limitations and restrictions.
We are a holding company with no operations and rely on Desert Newco to provide us with funds necessary to meet any financial obligations. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations (as a result of Desert Newco’s inability to make distributions to us due to various limitations and restrictions or as a result of the acceleration of our obligations under the TRAs), we may have to borrow funds and thus our liquidity and financial condition could be materially and adversely affected. To the extent we are unable to make payments under the TRAs for any reason, such payments will be deferred and will accrue interest at a rate equal to one year LIBOR plus 500 basis points until paid (although a rate equal to one year LIBOR plus 100 basis points will apply if the inability to make payments under the TRAs is due to limitations imposed on us or any of our subsidiaries by a debt agreement in effect at the date of our IPO).
We are required to pay certain pre-IPO owners for certain tax benefits we may claim, and we expect the payments we are required to make to be substantial.
Any future exchanges of LLC Units (together with the corresponding shares of Class B common stock) for shares of our Class A common stock are expected to produce favorable tax attributes for us. When we acquire LLC Units from our pre-IPO owners through these exchanges, both the existing tax basis and anticipated tax basis adjustments are likely to increase (for tax purposes) our depreciation and amortization deductions and therefore reduce the amount of income tax we would be required to pay in the future in the absence of this existing and increased basis. This existing and increased tax basis may also decrease gain (or increase loss) on future dispositions of certain assets to the extent the tax basis is allocated to those assets. In addition, certain acquired net operating losses (NOLs) and other tax attributes are available to us as a result of the Investor Corp Mergers. Under the TRAs, we generally expect to retain the benefit of approximately 15% of the applicable tax savings after our payment obligations below are taken into account.
We are a party to five TRAs. Under the first of those agreements, we generally will be required to pay to Desert Newco’s pre-IPO owners approximately 85% of the applicable savings, if any, in income tax we are deemed to realize (using the actual applicable U.S. federal income tax rate and an assumed combined state and local income tax rate) as a result of (1) certain tax attributes created as a result of the exchanges of their LLC Units for shares of our Class A common stock, (2) any existing tax attributes associated with their LLC Units, the benefit of which is allocable to us as a result of the exchanges of their LLC Units for shares of our Class A common stock (including the portion of Desert Newco’s existing tax basis in its assets allocable to the exchanged LLC Units), (3) tax benefits related to imputed interest and (4) payments under such TRA.
Under the other four TRAs, we generally will be required to pay to each Reorganization Party approximately 85% of the amount of savings, if any, in U.S. federal, state and local income tax we are deemed to realize (using the actual U.S. federal income tax rate and an assumed combined state and local income tax rate) as a result of (1) any existing tax attributes of LLC Units acquired in the applicable Investor Corp Merger, the benefit of which is allocable to us as a result of such Investor Corp Merger (including the allocable share of Desert Newco’s existing tax basis in its assets), (2) NOLs available as a result of the applicable Investor Corp Merger and (3) tax benefits related to imputed interest.
As of December 31, 2015, we have recorded a liability of $151.6 million payable to the Reorganization Parties under the TRAs. This is the amount of liability we currently deem probable and estimable, which takes into account limitations on the use of the favorable tax attributes due to limitations of taxable income. We have determined we will be unable to utilize all of our deferred tax assets; therefore, we have not recorded a liability under the TRAs related to the tax savings we may realize from the utilization of NOL carryforwards. At the time utilization of these NOL carryforwards becomes more-likely-than-not, we will record a liability payable to the Reorganization Parties under the TRAs of up to an additional $112.4 million.
The payment obligations under the TRAs are obligations of GoDaddy Inc., and we expect the payments we are required to make under the TRAs will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits subject to the TRAs, we expect the tax savings associated with (1) the Investor Corp Mergers and (2) future exchanges of LLC Units (together with the corresponding shares of Class B common stock) as described above would aggregate to approximately $2.2 billion over 15 years from December 31, 2015, based on the December 31, 2015 closing price of $32.06 per share of our Class A common stock and assuming all exchanges occurred on December 31, 2015. Under such scenario, we would be required to pay the other parties to the TRAs approximately 85% of such amount, or approximately $1.9 billion, over such 15 year period. The actual amounts may materially differ from these hypothetical amounts, as the potential future tax savings we will be deemed to realize, and TRA payments to be made by us, will be calculated based in part on the market value of our Class A common stock at the time of exchange and the prevailing applicable federal tax rate (plus the assumed combined state and local tax rate) applicable to us over the life of the TRAs and will be dependent on our generating sufficient future taxable income to realize the benefit. Payments under the TRAs are not conditioned on Desert Newco’s pre-IPO owners’ continued ownership of LLC Units.
The actual existing tax basis and increase in tax basis, as well as the amount and timing of any payments under the TRAs, will vary depending upon a number of factors, including the timing of exchanges by the holders of LLC Units, the price of our Class A common stock at the time of the exchange, whether such exchanges are taxable, the amount and timing of the taxable income we generate in the future, the federal tax rate then applicable and the portion of our payments under the TRAs constituting imputed interest. Payments under the TRAs are expected to give rise to certain additional tax benefits attributable to either further increases in basis or in the form of deductions for imputed interest, depending on the TRA and the circumstances. Any such benefits are covered by the TRAs and will increase the amounts due thereunder. In addition, the TRAs will provide for interest, at a rate equal to one year LIBOR plus 100 basis points, accrued from the due date (without extensions) of the corresponding tax return to the date of payment specified by the TRAs. Under the TRAs, to avoid interest charges, we have the right, but not the obligation, to make TRA payments in advance of the date the payments are otherwise due.

Payments under the TRAs will be based on the tax reporting positions we determine. Although we are not aware of any issue that would cause the IRS to challenge existing tax basis, a tax basis increase or other tax attributes subject to the TRAs, if any subsequent disallowance of tax basis or other benefits were so determined by the IRS, we would not be reimbursed for any payments previously made under the applicable TRAs (although we would reduce future amounts otherwise payable under such TRAs). In addition, the actual state or local tax savings we realize may be different than the amount of such tax savings we are deemed to realize under the TRAs, which will be based on an assumed combined state and local tax rate applied to our reduction in taxable income as determined for U.S. federal income tax purposes as a result of the tax attributes subject to the TRAs. As a result, payments could be made under the TRAs in excess of the tax savings we realize in respect of the attributes to which the TRAs relate.
In certain cases, payments under the TRAs may be accelerated or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRAs.
The TRAs provide (1) in the event we materially breach any of our material obligations under the agreements, whether as a result of failure to make any payment within three months of when due (provided we have sufficient funds to make such payment), failure to honor any other material obligation required thereunder or by operation of law as a result of the rejection of the agreements in a bankruptcy or otherwise or (2) if, at any time, we elect an early termination of the agreements, our (or our successor’s) obligations under the applicable agreements (with respect to all LLC Units, whether or not LLC Units have been exchanged or acquired before or after such transaction) would accelerate and become payable in a lump sum amount equal to the present value of the anticipated future tax benefits calculated based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the tax deductions, tax basis and other tax attributes subject to the applicable TRAs. Under the terms of the TRAs, we may not elect an early termination of the TRAs without the consent of (i) each of certain affiliates of the Sponsors and Bob Parsons until such affiliate has exchanged all of its LLC Units (together with the corresponding shares of Class B common stock) for shares of Class A common stock and (ii) a majority of our directors, other than directors designated or nominated by stockholders affiliated with the Sponsors and Bob Parsons.
Additionally, the TRAs provide that upon certain mergers, asset sales, other forms of business combinations or other changes of control, our (or our successor’s) tax savings under the applicable agreements for each taxable year after any such event would be based on certain assumptions, including that we will have sufficient taxable income to fully utilize the deductions arising from the tax basis and other tax attributes subject to the applicable TRAs. Furthermore, the TRAs will determine the tax savings by excluding certain future tax attributes we obtain the use of as a result of acquiring other entities to the extent such tax attributes are the subject of tax receivable agreements we enter into in connection with such acquisitions.
As a result of the foregoing, (1) we could be required to make payments under the TRAs that are greater than or less than the specified percentage of the actual tax savings we realize in respect of the tax attributes subject to the agreements and (2) if we materially breach a material obligation under the agreements or if we elect to terminate the agreements early, we would be required to make an immediate lump sum payment equal to the present value of the anticipated future tax savings, which payment may be made significantly in advance of the actual realization of such future tax savings. In these situations, our obligations under the TRAs could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance we will be able to fund or finance our obligations under the TRAs.
In certain circumstances, Desert Newco will be required to make distributions to us and to its pre-IPO owners. The distributions Desert Newco will be required to make may be substantial.
Desert Newco is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income is allocated to holders of its LLC Units, including us. Pursuant to the New LLC Agreement, Desert Newco will make pro rata cash distributions, or tax distributions, to the owners of LLC Units, including us, calculated using an assumed tax rate, to help each of the holders of the LLC Units to pay taxes on such holder’s allocable share of the cumulative taxable income, reduced by cumulative taxable losses. Under the tax rules, Desert Newco is required to allocate net taxable income disproportionately to its owners in certain circumstances. Because tax distributions will be determined based on the holder of LLC Units who is allocated the largest amount of taxable income on a per unit basis, but will be made pro rata based on ownership, Desert Newco will be required to make tax distributions that, in the aggregate, will likely exceed the amount of taxes Desert Newco would have paid if it were taxed on its net income at the assumed rate.

Funds used by Desert Newco to satisfy its tax distribution obligations will not be available for reinvestment in our business. Moreover, the tax distributions Desert Newco will be required to make may be substantial, and may exceed (as a percentage of Desert Newco’s income) the overall effective tax rate applicable to a similarly situated corporate taxpayer. In addition, because these payments will be calculated with reference to an assumed tax rate, and because of the disproportionate allocation of net taxable income, these payments will likely significantly exceed the actual tax liability for many of the owners of Desert Newco.
As a result of potential differences in the amount of net taxable income allocable to us and to the other owners of Desert Newco, as well as the use of an assumed tax rate in calculating Desert Newco’s distribution obligations, we may receive distributions significantly in excess of our tax liabilities and obligations to make payments under the TRAs. To the extent, as currently expected, we do not distribute such cash balances as dividends on our Class A common stock and instead, for example, hold such cash balances or lend them to Desert Newco, our existing shareholders would benefit from any value attributable to such accumulated cash balances as a result of their ownership of Class A common stock.
We will not be reimbursed for any payments made to our pre-IPO owners under the TRAs in the event any tax benefits are disallowed.
If the IRS challenges the tax basis or NOLs giving rise to payments under the TRAs, and the tax basis or NOLs are subsequently disallowed, the recipients of payments under those agreements will not reimburse us for any payments we previously made to them. Any such disallowance would be taken into account in determining future payments under the TRAs and would, therefore, reduce the amount of any such future payments. Nevertheless, if the claimed tax benefits from the tax basis or NOLs are disallowed, our payments under the TRAs could exceed our actual tax savings, and we may not be able to recoup payments under the TRAs that were calculated on the assumption that the disallowed tax savings were available.
GoDaddy Inc. will continue to be controlled by our pre-IPO owners, whose interests may differ from those of our public stockholders.
As of December 31, 2015, funds affiliated with the Sponsors as well as Bob Parsons controlled approximately 80.5% of the combined voting power of our Class A and Class B common stock. Pursuant to the New LLC Agreement, such affiliated owners will generally be required to limit transfers in order to avoid a technical tax termination, which may have the effect of prolonging the concentration of our ownership. Additionally, GoDaddy Inc. and Desert Newco are parties to a stockholder agreement with funds affiliated with the Sponsors as well as Bob Parsons and certain specified other holders of LLC Units from time to time, including our executive officers. The stockholder agreement provides that our stockholders affiliated with KKR, Silver Lake and Bob Parsons are entitled to nominate members of our board of directors. The parties to the stockholder agreement agree to vote for these nominees as well as other directors recommended by our nominating and corporate governance committee. In addition, the stockholder agreement provides that, for so long as their affiliated funds hold specified amounts of our stock, our board of directors will maintain an executive committee consisting of one director designated by each of KKR, Silver Lake and Bob Parsons.
The stockholder agreement and the charter for the executive committee further provide that, for so long as their affiliated funds hold specified amounts of our stock, in addition to the approval of our board of directors, the approvals of KKR and Silver Lake, in their capacity as stockholders, and a majority of the members of the executive committee shall be required for corporate actions such as change in control transactions, acquisitions with a value in excess of $50 million and any material change in the nature of the business conducted by us or our subsidiaries.
As a result, based on their ownership of our voting stock and the approval rights in the stockholder agreement, such affiliated owners have the ability to elect all of the members of our board of directors, and thereby to control our management and affairs. In addition, they are able to determine the outcome of all matters requiring stockholder approval, including mergers and other material transactions, and are able to cause or prevent a change in the composition of our board of directors or a change in control of our company that could deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.
In addition, as of December 31, 2015, the Continuing LLC Owners owned approximately 57.4% of the outstanding LLC Units. Because they hold their ownership interest in our business through Desert Newco, rather than through the public company, the Continuing LLC Owners may have conflicting interests with our public stockholders. For example, the Continuing LLC Owners may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the TRAs, and whether and when GoDaddy Inc. should terminate the TRAs and accelerate its obligations thereunder; provided that any decision to terminate the TRAs and accelerate the obligation thereunder would also require the approval of a majority of the directors of GoDaddy Inc., other than directors designated or nominated by stockholders affiliated with the Sponsors or Bob Parsons. In addition, the structuring of future transactions may take into consideration these Continuing LLC Owners’ tax or other considerations even where no similar benefit would accrue to us.
Further, our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, the doctrine of "corporate opportunity" will not apply to the Sponsors, Bob Parsons or their respective affiliates, the directors they nominate or our other non-employee directors in a manner that would prohibit them from investing in competing businesses or doing business with our partners or customers.
In addition, under the terms of the TRAs, we may not elect an early termination of the TRAs without the consent of each of certain affiliates of the Sponsors and Bob Parsons until such affiliate has exchanged all of its LLC Units (and Class B common stock) for shares of Class A common stock. Accordingly, we may be prevented from terminating the TRAs in circumstances where we determine it would be beneficial for us to do so, including potentially in connection with future strategic transactions.
We are a "controlled company" within the meaning of the NYSE listing standards and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.
Certain of our pre-IPO owners continue to control a majority of the combined voting power of our Class A and Class B common stock. As a result, we are a "controlled company" within the meaning of the NYSE listing standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements of the NYSE, including (1) the requirement that a majority of the board of directors consist of independent directors, (2) the requirement that we have a nominating and corporate governance committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (3) the requirement that we have a compensation committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. We intend to rely on some or all of these exemptions. As a result, we do not have a majority of independent directors and our compensation and nominating and corporate governance committees do not consist entirely of independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies subject to all of the corporate governance requirements of the NYSE.
Our substantial leverage could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry, divert our cash flow from operations for debt payments and prevent us from meeting our debt obligations.
As of December 31, 2015, our total indebtedness was $1,083.5 million. Our substantial leverage could have a material adverse effect on our business and financial condition, including:

•
requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and pursue future business opportunities;

•	increasing our vulnerability to adverse economic, industry or competitive developments;

•
exposing us to increased interest expense, as our degree of leverage may cause the interest rates of any future indebtedness, whether fixed or floating rate interest, to be higher than they would be otherwise;

•	exposing us to the risk of increased interest rates because certain of our indebtedness bears interest at variable rates;

•
making it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants, could result in an event of default accelerating our obligation to repay indebtedness;

•	restricting us from making strategic acquisitions;

•
limiting our ability to obtain additional financing for working capital, capital expenditures, product development, satisfaction of debt service requirements, acquisitions and general corporate or other purposes; and

•
limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who may be better positioned to take advantage of opportunities our leverage prevents us from exploiting.

All of our indebtedness consists of indebtedness under our term loan which matures in 2021. We may not be able to refinance our existing indebtedness because of our high level of debt or adverse conditions in credit markets generally.
Furthermore, we may incur significant additional indebtedness in the future. Although the credit agreement governing substantially all of our indebtedness contains restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions. Additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us from incurring obligations, such as trade payables. To the extent we incur additional indebtedness, the substantial leverage risks described above would be exacerbated.
Certain of our debt agreements impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities.
The credit agreement governing our credit facility imposes significant operating and financial restrictions on us. These restrictions limit the ability of our subsidiaries, and effectively limit our ability to, among other things:

•	incur or guarantee additional debt or issue disqualified equity interests;

•	pay dividends and make other distributions on, or redeem or repurchase, capital stock;

•	make certain investments;

•	incur certain liens;

•	enter into transactions with affiliates;

•	merge or consolidate;

•	enter into agreements restricting the ability of restricted subsidiaries to make certain intercompany dividends, distributions, payments or transfers; and

•	transfer or sell assets.
As a result of the restrictions described above, we will be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders or amend the covenants.
Our failure to comply with the restrictive covenants described above as well as other terms of our indebtedness or the terms of any future indebtedness from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or are unable to refinance these borrowings, our results of operations and financial condition could be adversely affected.

Some provisions of Delaware law and our amended and restated certificate of incorporation and amended and restated bylaws may deter third parties from acquiring us and diminish the value of our Class A common stock.
Our amended and restated certificate of incorporation and amended and restated bylaws provide for, among other things:

•	a classified board of directors with staggered three year terms;

•
the ability of our board of directors to issue one or more series of preferred stock with voting or other rights or preferences that could have the effect of impeding the success of an attempt to acquire us or otherwise effect a change in control;

•	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at stockholder meetings;

•	certain limitations on convening special stockholder meetings; and

•
certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws that may be amended only by the affirmative vote of the holders of at least two-thirds in voting power of all outstanding shares of our stock entitled to vote thereon, voting together as a single class, if affiliates of KKR and Silver Lake (together with affiliates of TCV, for so long as TCV is required to vote at the direction of KKR and Silver Lake) collectively own less than 40% in voting power of our stock entitled to vote generally in the election of directors.

In addition, while we have opted out of Section 203 of the Delaware General Corporation Law (the DGCL), our amended and restated certificate of incorporation contains similar provisions providing that we may not engage in certain "business combinations" with any "interested stockholder" for a three year period following the time the stockholder became an interested stockholder, unless:

•	prior to such time, our board of directors approved either the business combination or the transaction resulting in the stockholder becoming an interested stockholder;

•
upon consummation of the transaction resulting in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the votes of our voting stock outstanding at the time the transaction commenced, excluding certain shares; or

•
at or subsequent to that time, the business combination is approved by our board of directors and by the affirmative vote of holders of at least two-thirds of the votes of our outstanding voting stock not owned by the interested stockholder.

Generally, a "business combination" includes a merger, asset or stock sale or other transaction resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, an "interested stockholder" is a person who, together with that person’s affiliates and associates, owns, or within the previous three years owned, 15% or more of the votes of our outstanding voting stock. For purposes of this provision, "voting stock" means any class or series of stock entitled to vote generally in the election of directors. Our amended and restated certificate of incorporation provides that KKR, Silver Lake, Bob Parsons, their respective affiliates and any of their respective direct or indirect designated transferees (other than in certain market transfers and gifts) and any group of which such persons are a party do not constitute "interested stockholders" for purposes of this provision.
Under certain circumstances, this provision will make it more difficult for a person who would be an "interested stockholder" to effect various business combinations with our company for a three year period. This provision may encourage companies interested in acquiring us to negotiate in advance with our board of directors because the stockholder approval requirement would be avoided if our board of directors approves either the business combination or the transaction resulting in the stockholder becoming an interested stockholder. These provisions also may have the effect of preventing changes in our board of directors and may make it more difficult to accomplish transactions stockholders may otherwise deem to be in their best interests.
These provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a transaction involving a change in control of our company that is in the best interest of our minority stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our Class A common stock if they are viewed as discouraging future takeover attempts. These provisions could also make it more difficult for stockholders to nominate directors for election to our board of directors and take other corporate actions.
Risks Relating to Owning Our Class A Common Stock
Our share price may be volatile, and you may be unable to sell your shares.
Technology stocks have historically experienced high levels of volatility. The trading price of our Class A common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Since shares of our Class A common stock were sold in our initial public offering (IPO) in April 2015 at a price of $20.00 per share, the reported high and low closing sales prices of our Class A common stock have ranged from $23.59 to $34.24 per share through February 26, 2016. Factors that may cause the market price of our Class A common stock to fluctuate include:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general, and of companies in our industry;

•	actual or anticipated changes in our results of operations or fluctuations in our operating results;

•	whether our operating results meet the expectations of securities analysts or investors;

•	changes in the expectations of investors or securities analysts;

•	actual or anticipated developments in our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both;

•	regulatory developments in the United States, foreign countries or both;

•	general economic conditions and trends;

•	major catastrophic events;

•	sales of large blocks of our stock; or

•	departures of key personnel.
In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our Class A common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our Class A common stock might also decline in reaction to events affecting other companies in our industry even if these events do not directly affect us.
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business, and this could have a material adverse effect on our business, operating results and financial condition.
Sales of outstanding shares of our Class A common stock into the market in the future could cause the market price of our Class A common stock to drop significantly.
If certain of our existing stockholders sell, or indicate intent to sell, substantial amounts of our Class A common stock in the public market after the market standoff and other legal restrictions on resale lapse, the trading price of our Class A common stock could decline.
Pursuant to the stockholder agreement, each of the Sponsors and Bob Parsons have agreed, subject to certain limited exceptions, not to transfer, sell, exchange, assign, pledge, hypothecate, convey or otherwise dispose of or encumber any shares of our Class A common stock (including shares of Class A common stock issuable upon the exchange of LLC Units) during the three-year period following our IPO without the consent of each of KKR and Silver Lake, for so long as each of KKR and Silver

Lake is entitled to nominate at least one director to our board of directors. Pursuant to agreements with us, members of our senior management team and independent directors and certain holders of more than 100,000 shares of our Class A common stock (including shares of Class A common stock issuable upon the exchange of LLC Units) and/or options to purchase Class A common stock may not, subject to certain limited exceptions, transfer, sell, exchange, assign, pledge, hypothecate, convey or otherwise dispose of or encumber any shares of our Class A common stock (including shares of Class A common stock issuable upon exchange of LLC Units) during the one-year period following our IPO. If these additional shares are sold, or if it is perceived they will be sold, in the public market, the trading price of shares of our Class A common stock could decline.
If securities analysts do not publish research or reports about our business, or if they downgrade our stock, the price of our stock could decline.
The trading market for our Class A common stock could be influenced by any research and reports securities or industry analysts publish about us or our business. In the event securities analysts cover our company and one or more of these analysts downgrade our stock or publish unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.
We do not intend to pay dividends on our Class A common stock.
We do not expect to pay dividends to the holders of our Class A common stock for the foreseeable future. Our ability to pay dividends on our Class A common stock is limited by our existing indebtedness, and may be further restricted by the terms of any future debt incurred or preferred securities issued by us or our subsidiaries or by law. Payments of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on our ability to pay dividends. As a result, any capital appreciation in the price of our Class A common stock may be your only source of gain on your investment in our Class A common stock.
If, however, we decide to pay a dividend in the future, we would need to cause Desert Newco to make distributions to GoDaddy Inc. in an amount sufficient to cover such dividend. Deterioration in the consolidated financial condition, earnings or cash flow of Desert Newco for any reason could limit or impair its ability to make distributions to us.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties.
Our corporate headquarters are located in Scottsdale, Arizona and consist of approximately 153,000 square feet of owned office space. We also own our offices in Hiawatha, Iowa, which consist of approximately 75,000 square feet used primarily for Customer Care and product development. We lease additional Customer Care centers and offices located throughout the United States as well as Canada, India and the United Kingdom.
Additionally, we provide our cloud-based products through data centers located in the United States and internationally, including an approximately 320,000 square foot data center we own and operate in Phoenix, Arizona as well as additional capacity in co-located data centers in Arizona, California, Illinois, Virginia, Singapore and the Netherlands, which we occupy through leases which expire on various dates through 2026.
We believe our existing facilities are sufficient for our current needs. In the future, we may need to add new facilities and expand our existing facilities as we add employees, grow our infrastructure and evolve our business, and we believe suitable additional or substitute space will be available on commercially reasonable terms to meet our future needs.
Item 3. Legal Proceedings
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
Item 4. Mine Safety Disclosures
Not applicable.

Part II.
Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock has traded on the NYSE under the symbol "GDDY" since April 1, 2015, the date of our IPO. Prior to our IPO, there was no public market for our Class A common stock. The following table sets forth, for the period indicated, the range of high and low closing sales prices per share of our Class A common stock, as reported by the NYSE, since April 1, 2015.

Fiscal Year Ended December 31, 2015	High	Low
Second Quarter ended June 30, 2015	$31.82	$24.54
Third Quarter ended September 30, 2015	29.47	23.59
Fourth Quarter ended December 31, 2015	34.24	25.29
The closing sales price of our Class A common stock, as reported by the NYSE, on February 26, 2016 was $31.18 per share.
Holders of Record
As of December 31, 2015, there were 17 holders of record of our Class A common stock, although we believe there are a significantly larger number of beneficial owners of our Class A common stock because many shares are held by brokers and other institutions on behalf of stockholders.
Dividend Policy
We did not pay any dividends on our Class A common stock in 2015 and do not intend to pay dividends on our Class A common stock in the foreseeable future. If, however, we decide to pay a dividend in the future, we would need to cause Desert Newco to make distributions to us in an amount sufficient to cover such dividend. If Desert Newco makes such distributions to us, the other holders of LLC Units will be entitled to receive pro rata distributions.
Our ability to pay dividends on our Class A common stock is limited by the covenants of our indebtedness and may be further restricted by the terms of any future debt or preferred securities incurred or issued by us or our subsidiaries. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." In addition, Desert Newco is generally prohibited under Delaware law from making a distribution to unit holders (including us) to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Desert Newco (with certain exceptions) exceed the fair value of its assets. Subsidiaries of Desert Newco are generally subject to similar legal limitations on their ability to make distributions to Desert Newco.
Unregistered Sales of Equity Securities
In October 2015, we issued 30,877 shares of Class A common stock pursuant to net exercises of outstanding warrants at per share exercise prices of $7.44. The shares were issued in reliance on an exemption from registration under Section 4(a)(2) under the Securities Act.

Item 6.     Selected Financial Data
You should read the following selected consolidated financial data in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes appearing in "Financial Statements and Supplementary Data."
In December 2011, investment funds and entities affiliated with the Sponsors and other investors acquired a controlling interest in Desert Newco. We refer to this transaction as the "Merger." Desert Newco was formed in contemplation of and survived the Merger, and as a result of the Merger, applied purchase accounting and a new basis of accounting beginning on the date of the Merger. Our company is referred to as the "Predecessor" for all periods prior to the Merger and is referred to as the "Successor" for all periods after the Merger.
We were incorporated in May 2014 and, pursuant to the organizational transactions described in Note 1 to our consolidated financial statements, became a holding company whose principal asset is a controlling equity interest in Desert Newco. As the sole managing member of Desert Newco, we operate and control the business and affairs of Desert Newco and its subsidiaries. Accordingly, we consolidate Desert Newco in our consolidated financial statements and report a non-controlling interest related to the portion of Desert Newco not owned by us. Because the organizational transactions were considered transactions between entities under common control, the financial statements for periods prior to the organizational transactions and the IPO have been adjusted to combine the previously separate entities for presentation purposes.
The consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements and the related notes appearing in "Financial Statements and Supplementary Data." The consolidated statements of operations data for the year ended December 31, 2012, the period from December 17, 2011 through December 31, 2011 and January 1, 2011 through December 16, 2011, and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 are derived from our audited consolidated financial statements not included in this Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Successor					Predecessor
	Year Ended December 31,				December 17 Through December 31, 2011	January 1 Through December 16, 2011
	2015	2014	2013	2012

Consolidated Statements of Operations Data:	(in millions, except share amounts which are reflected in thousands and per share amounts)
Total revenue	$1,607.3	$1,387.3	$1,130.8	$910.9	$31.3	$863.0
Costs and operating expenses: (1)
Cost of revenue	565.9	518.4	473.9	430.3	16.5	357.5
Technology and development	270.2	250.8	206.0	175.4	8.1	213.0
Marketing and advertising	202.2	164.7	145.5	130.1	3.9	117.7
Customer care	221.5	190.5	150.9	132.6	5.1	115.4
General and administrative	219.7	172.0	145.8	106.4	41.8	280.5
Depreciation and amortization	158.8	152.8	140.6	138.6	5.4	49.2
Total costs and operating expenses	1,638.3	1,449.2	1,262.7	1,113.4	80.8	1,133.3
Operating loss	(31.0)	(61.9)	(131.9)	(202.5)	(49.5)	(270.3)
Interest expense	(69.2)	(85.0)	(71.0)	(79.1)	(3.5)	(3.0)
Loss on debt extinguishment	(21.4)	—	—	—	—	—
Other income (expense), net	1.0	0.8	1.9	2.3	(0.6)	2.6
Loss before income taxes	(120.6)	(146.1)	(201.0)	(279.3)	(53.6)	(270.7)
Benefit for income taxes	0.2	2.8	1.1	0.2	—	0.3
Net loss	(120.4)	(143.3)	(199.9)	(279.1)	(53.6)	(270.4)
Less: net loss attributable to non-controlling interests	(44.8)	—	—	—	—	—
Net loss attributable to GoDaddy Inc.	$(75.6)	$(143.3)	$(199.9)	$(279.1)	$(53.6)	$(270.4)
Net loss per share of Class A common stock—basic and diluted (2) (3)	$(0.81)	$(1.11)	$(1.58)	$(2.21)	$(10.34)
Weighted-average shares of Class A common stock outstanding—basic and diluted (2) (3)	58,676	38,826	38,826	38,826	1,596
____________

(1)	Costs and operating expenses include equity-based compensation expense as follows:

Technology and development	$18.2	$10.4	$4.7	$1.6	$0.1	$58.3
Marketing and advertising	6.1	6.1	2.6	1.6	0.1	15.1
Customer care	2.9	0.8	0.6	0.3	—	2.5
General and administrative	13.2	12.8	8.5	8.2	0.5	183.4

(2)
Amounts for periods prior to our IPO have been retrospectively adjusted to give effect to the organizational transactions described in Note 1 to our consolidated financial statements. The prior period amounts do not consider the 26,000 shares of Class A common stock sold in our IPO. See Note 13 to our consolidated financial statements.

(3)
Amounts for the Predecessor periods are not presented because the Predecessor’s capital structure is not comparable to our capital structure following the organizational transactions described in Note 1 to our consolidated financial statements.

	December 31,
	2015	2014	2013	2012	2011

Consolidated Balance Sheet Data:	(in millions)
Cash and cash equivalents	$348.0	$139.0	$95.4	$59.5	$47.8
Prepaid domain name registry fees	456.3	425.6	404.1	373.8	337.1
Property and equipment, net	225.0	220.9	183.2	159.7	195.6
Total assets	3,498.8	3,260.7	3,208.1	3,027.7	3,068.4
Deferred revenue	1,416.2	1,250.6	1,086.2	908.9	656.5
Long-term debt, including current portion	1,044.0	1,414.8	1,080.7	989.3	998.9
Total liabilities	2,817.8	2,850.3	2,337.6	1,981.6	1,738.5
Key Metrics
We monitor the following key metrics to help us evaluate growth trends, establish budgets and assess operational performance. In addition to our results determined in accordance with GAAP, we believe the following non-GAAP and operational measures are useful in evaluating our business:

	Year Ended December 31,
	2015(1)	2014(1)	2013(1)	2012(1)	2011(1)

	(unaudited; in millions, except ARPU)
Total bookings	$1,914.2	$1,675.2	$1,397.9	$1,249.6	$1,124.8
Total customers at period end	13.8	12.7	11.6	10.2	9.4
Average revenue per user (ARPU)	$121	$114	$104	$93	$102
Adjusted EBITDA	$337.4	$271.5	$196.3	$173.9	$156.8
____________

(1)
The year ended December 31, 2011 represents the combined periods of January 1, 2011 through December 16, 2011 (Predecessor) and December 17, 2011 through December 31, 2011 (Successor). All periods ending after December 31, 2011 represent the Successor’s operations.

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
Average revenue per user (ARPU). We calculate ARPU as total revenue during the preceding 12 month period divided by the average of the number of total customers at the beginning and end of the period. ARPU provides insight into our ability to sell additional products to customers, though the impact to date has been muted due to our continued growth in total customers. The impact of purchase accounting adjustments makes comparisons of ARPU among historical periods less meaningful; however, in future periods, as the effects of purchase accounting decrease, ARPU will become a more meaningful metric. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Revenue."

Adjusted EBITDA. Adjusted EBITDA is a measure of our performance aligning our bookings and operating expenditures, and is the primary metric management uses to evaluate the profitability of our business. We calculate adjusted EBITDA as net loss excluding depreciation and amortization, interest expense (net), provision (benefit) for income taxes and adjustments to the TRA liability, equity-based compensation expense, change in deferred revenue including the impact of realized gains or losses from the hedging of bookings in foreign currencies, change in prepaid and accrued registry costs, acquisition and sponsor-related costs and a non-recurring reserve for sales taxes. Acquisition and sponsor-related costs include (i) retention and acquisition-specific employee costs, (ii) acquisition-related professional fees, (iii) adjustments to the fair value of contingent consideration, (iv) costs incurred under the transaction and monitoring fee agreement with the Sponsors, which was terminated in connection with the IPO, (v) costs incurred under the executive chairman services agreement, which was terminated in connection with the IPO, (vi) costs associated with consulting services provided by KKR Capstone and (vii) the loss incurred on the extinguishment of the $300.0 million senior note. As a result of our business model, we typically collect payment at the time of sale and generally recognize revenue ratably over the term of our customer contracts. At the time of a domain sale, we also incur the obligation for the domain name registry fees associated with the customer contract. As a result, sales to customers increase our deferred revenue and prepaid and accrued registry costs. We therefore adjust net loss for changes in deferred revenue and changes in the associated prepaid and accrued registry costs to facilitate a better comparison of our performance from period to period.
Reconciliation of Non-GAAP Financial Measures
Our non-GAAP financial measures have limitations as analytical tools and you should not consider them in isolation or as a substitute for an analysis of our results under GAAP. There are a number of limitations related to the use of these non-GAAP financial measures versus their nearest GAAP equivalents. First, total bookings and adjusted EBITDA are not substitutes for total revenue and net loss, respectively. Second, these non-GAAP financial measures may not provide information directly comparable to measures provided by other companies in our industry, as those other companies may calculate their non-GAAP financial measures differently, particularly related to adjustments for acquisition accounting and non-recurring expenses. Third, adjusted EBITDA excludes certain recurring expenses that have been and will continue to be significant expenses of our business.
The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.

	Year Ended December 31,
	2015(1)	2014(1)	2013(1)	2012(1)	2011(1)

Total bookings:	(unaudited; in millions)
Total revenue	$1,607.3	$1,387.3	$1,130.8	$910.9	$894.3
Change in deferred revenue (2)	165.9	166.4	169.1	252.4	161.1
Net refunds	137.8	116.2	96.1	80.3	69.5
Other	3.2	5.3	1.9	6.0	(0.1)
Total bookings	$1,914.2	$1,675.2	$1,397.9	$1,249.6	$1,124.8
____________

(1)
The year ended December 31, 2011 represents the combined periods of January 1, 2011 through December 16, 2011 (Predecessor) and December 17, 2011 through December 31, 2011 (Successor). All periods ending after December 31, 2011 represent the Successor’s operations.

(2)	This amount also includes the impact of realized gains or losses from the hedging of bookings in foreign currencies.

	Year Ended December 31,
	2015(1)	2014(1)	2013(1)	2012(1)	2011(1)

Adjusted EBITDA:	(unaudited; in millions)
Net loss	$(120.4)	$(143.3)	$(199.9)	$(279.1)	$(324.0)
Interest expense, net of interest income (2)	68.5	84.8	70.9	79.1	6.4
Benefit for income taxes and adjustments to the TRA liability	(0.3)	(2.8)	(1.1)	(0.2)	(0.3)
Depreciation and amortization	158.8	152.8	140.6	138.6	54.6
Equity-based compensation expense	40.4	30.1	16.4	11.7	260.0
Change in deferred revenue (3)	165.9	166.4	169.1	252.4	161.1
Change in prepaid and accrued registry costs (4)	(30.8)	(20.9)	(23.4)	(34.2)	(51.5)
Acquisition and sponsor-related costs (5)	55.3	5.0	9.3	5.6	50.5
Sales tax accrual (6)	—	(0.6)	14.4	—	—
Adjusted EBITDA	$337.4	$271.5	$196.3	$173.9	$156.8
___________

(1)
The year ended December 31, 2011 represents the combined periods of January 1, 2011 through December 16, 2011 (Predecessor) and December 17, 2011 through December 31, 2011 (Successor). All periods ending after December 31, 2011 represent the Successor’s operations.

(2)	Interest income is included in "Other income (expense), net."

(3)	This amount also includes the impact of realized gains or losses from the hedging of bookings in foreign currencies.

(4)	This amount includes the changes in prepaid domain name registry fees, registry deposits and registry payables.

(5)
Acquisition and sponsor-related costs in 2011 include professional fees related to the completion of the Merger, which are included in "General and administrative" expenses. Cash paid for acquisition and sponsor-related costs was $31.7 million, $3.2 million, $13.0 million, $4.4 million and $50.7 million for 2015, 2014, 2013, 2012 and 2011 respectively.

(6)	This amount represents increases or decreases in the accrual for prior period sales tax obligations. See Note 10 to our consolidated financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included in "Financial Statements and Supplementary Data." Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements involving significant risks and uncertainties. As a result of many factors, such as those set forth in "Risk Factors," our actual results may differ materially from the results described in, or implied by, these forward-looking statements.
(Throughout this discussion and analysis, dollars are in millions, unless otherwise noted.)
Overview
We are the global market leader in domain name registration. Securing a domain is a necessary first step to creating a digital identity and our domain products often serve as the starting point in our customer relationships. As of December 31, 2015, more than 93% of our customers had purchased a domain from us and we had approximately 62 million domains under management. According to VeriSign’s Domain Name Industry Brief, we had 20% of the world’s domains registered as of September 30, 2015.
We also offer hosting, presence and business application products enhancing our value proposition to our customers by enabling them to create, manage and syndicate their, or their customers', digital identities. While these products are often purchased in conjunction with, or subsequent to, an initial domain registration, they are also frequently the starting points in our customer relationships. As we have grown, our hosting, presence and business applications products have become increasingly important parts of our business, constituting over 48% of total bookings in 2015.
Financial Highlights
Below are our key financial highlights for the year ended December 31, 2015. All comparisons are to the year ended December 31, 2014.

•	Total revenue of $1,607.3 million, an increase of 15.9%, or approximately 17.3% on a constant currency basis(1).

•	International revenue of $414.7 million, an increase of 19.0%, or approximately 24.4% on a constant currency basis(1).

•	Total bookings(2), a non-GAAP financial measure, of $1,914.2 million, an increase of 14.3%, or approximately 17.5% on a constant currency basis(1).

•	Net loss was $120.4 million.

•	Adjusted EBITDA(1), a non-GAAP financial measure, of $337.4 million increased 24.3%.

•	Total customers of 13.8 million increased 8.7%.

•	Average revenue per user of $121 increased 6.3%.

•	Cash and cash equivalents were $348.0 million.

•	Operating cash flow was $259.4 million.

•	Capital expenditures were $55.8 million.
(1) Discussion of constant currency is set forth in "Quantitative and Qualitative Disclosures about Market Risk."
(2) Total bookings and adjusted EBITDA are non-GAAP financial measures. Reconciliations of total bookings to total revenue and adjusted EBITDA to net loss, the most directly comparable GAAP financial measures, are set forth in "Selected Financial Data—Reconciliation of Non-GAAP Financial Measures."

Our Financial Model
We have developed a stable and predictable business model driven by efficient customer acquisition, high customer retention rates and increasing lifetime spend. We grew our total customers from 11.6 million as of December 31, 2013 to 13.8 million as of December 31, 2015, primarily through a combination of brand advertising, direct marketing efforts and customer referrals. In each of the five years ended December 31, 2015, our customer retention rate exceeded 85% and our retention rate for customers who had been with us for over three years was approximately 90%. We believe the breadth and depth of our product offerings and the high quality and responsiveness of our Customer Care team build strong relationships with our customers and are key to our high level of customer retention.
We generate bookings and revenue from sales of product subscriptions, including domain products, hosting and presence offerings and business applications, as described below. We offer our product subscriptions on a variety of terms, which are typically one year, but can range from monthly terms to multi-annual terms of up to ten years depending on the product. We use total bookings as a performance measure, since we typically collect payment at the time of sale and recognize revenue ratably over the term of our customer contracts. Accordingly, we believe total bookings is an indicator of the expected growth in our revenue and the operating performance of our business.
Domains. We generated 52% of our 2015 total bookings from the sale of domain products, primarily from domain name registrations and renewals, domain add-ons such as privacy and aftermarket sales. Total bookings from domains grew an average of 12% annually for the three years ended December 31, 2015.
Hosting and Presence. We generated 37% of our 2015 total bookings from the sale of hosting and presence products, primarily from a variety of web-hosting offerings, website builder products, SSL certificates and e-commerce products. These products generally have higher margins than domains. Total bookings from hosting and presence products grew an average of 25% annually for the three years ended December 31, 2015.
Business Applications. We generated 11% of our 2015 total bookings from the sale of business applications products, primarily from productivity tools such as domain-specific email accounts, which also have higher margins than domains. Total bookings from business applications grew an average of 49% annually for the three years ended December 31, 2015.
Total bookings derived from each of our product categories have increased in each of the last three years ended December 31, 2015, with our hosting, presence and business applications products growing faster in recent periods. This mix shift has favorably impacted our margins. See "Selected Financial Data—Reconciliation of Non-GAAP Financial Measures" for a reconciliation of total revenue to total bookings.
In each of the five years ended December 31, 2015, greater than 85% of our total revenue, excluding the impact of purchase accounting, was generated by customers who were also customers in the prior year. To track our growth and the stability of our customer base, we monitor, among other things, revenue, retention rates and ARPU generated by our annual customer cohorts over time, as well as corresponding marketing and advertising spend. We define an annual customer cohort to include each customer who first became a customer during a calendar year. For example, in calendar year 2010, we acquired 2.3 million customers, who we collectively refer to as our 2010 cohort. During the same time period, we spent $94 million in marketing and advertising expenses. By the end of 2015, the 2010 cohort had generated an aggregate of $956 million of total bookings, and we expect this cohort will continue to generate bookings and revenue in the future. For the five years ended December 31, 2015, the average retention rate of the 2010 cohort was approximately 88%. Over this period, ARPU, excluding the impact of purchase accounting, for the 2010 cohort grew from $75 in 2011 to $136 in 2015, representing a CAGR of 16%. We selected the 2010 cohort for this analysis because we believe the 2010 cohort is representative of the spending patterns and revenue impact of our other cohorts. We believe our cohort analysis is important to illustrate the long-term value of our customers.

Key Metrics
As described in "Selected Financial Data," we monitor the following key metrics to help us evaluate growth trends, establish budgets and assess operational performance. These metrics are supplemental to our GAAP results and include operational and non-GAAP measures. Reconciliations of total bookings to total revenue and adjusted EBITDA to net loss, the most directly comparable GAAP financial measures, are set forth in "Selected Financial Data-Reconciliation of Non-GAAP Financial Measures." In addition to our results determined in accordance with GAAP, we believe the following non-GAAP and operational measures are useful in evaluating our business:

	Year Ended December 31,
	2015	2014	2013

	(unaudited; in millions, except ARPU)
Total bookings	$1,914.2	$1,675.2	$1,397.9
Total customers at period end	13.8	12.7	11.6
Average revenue per user (ARPU)	$121	$114	$104
Adjusted EBITDA	$337.4	$271.5	$196.3
Total bookings. Total bookings increased 14.3% from $1,675.2 million in 2014 to $1,914.2 million in 2015. This increase was primarily driven by an 8.7% increase in total customers since December 31, 2014, a 4.6% increase in domains under management over the same period, increased customer spending on non-domains products and a higher growth rate associated with our continued international expansion, partially offset by the impact of adverse movements in foreign currency exchange rates. Our hosting and presence and business applications bookings are growing at a faster rate than domains bookings as customers broaden their adoption of our products.
Total bookings increased 19.8% from $1,397.9 million in 2013 to $1,675.2 million in 2014, primarily driven by a 9.7% increase in total customers since December 31, 2013, a 3.5% increase in domains under management over the same period and $45.0 million of incremental bookings from businesses acquired in the fourth quarter of 2013.
Total customers. As of December 31, 2015, 2014, and 2013, we had 13.8 million, 12.7 million and 11.6 million total customers, respectively. Our customer growth primarily resulted from increased brand awareness, our ongoing marketing and advertising initiatives, our continued international expansion, our enhanced and expanded product offerings and acquisitions.
Average revenue per user. ARPU increased 6.3% from $114 in 2014 to $121 in 2015 and increased 10.2% from $104 in 2013 to $114 in 2014, primarily due to broadened customer adoption of our products resulting in increased customer spend, revenue from acquired businesses and the reduced impact of purchase accounting adjustments.
Adjusted EBITDA. Adjusted EBITDA increased 38.3% from $196.3 million in 2013 to $271.5 million in 2014 and increased 24.3% to $337.4 million in 2015, primarily due to our revenue growth, revenue from acquired businesses and improved operating efficiencies.

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2015	2014	2013
Revenue:
Domains	$840.8	$763.3	$671.6
Hosting and presence	592.0	507.9	380.6
Business applications	174.5	116.1	78.6
Total revenue	1,607.3	1,387.3	1,130.8
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	565.9	518.4	473.9
Technology and development	270.2	250.8	206.0
Marketing and advertising	202.2	164.7	145.5
Customer care	221.5	190.5	150.9
General and administrative	219.7	172.0	145.8
Depreciation and amortization	158.8	152.8	140.6
Total costs and operating expenses	1,638.3	1,449.2	1,262.7
Operating loss	(31.0)	(61.9)	(131.9)
Interest expense	(69.2)	(85.0)	(71.0)
Loss on debt extinguishment	(21.4)	—	—
Other income (expense), net	1.0	0.8	1.9
Loss before income taxes	(120.6)	(146.1)	(201.0)
Benefit for income taxes	0.2	2.8	1.1
Net loss	(120.4)	(143.3)	(199.9)
Less: net loss attributable to non-controlling interests	(44.8)	—	—
Net loss attributable to GoDaddy Inc.	$(75.6)	$(143.3)	$(199.9)

	Year Ended December 31,
	2015	2014	2013
Revenue:
Domains	52.3%	55.0%	59.4%
Hosting and presence	36.8%	36.6%	33.7%
Business applications	10.9%	8.4%	6.9%
Total revenue	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	35.2%	37.4%	41.9%
Technology and development	16.8%	18.1%	18.2%
Marketing and advertising	12.6%	11.9%	12.9%
Customer care	13.8%	13.7%	13.3%
General and administrative	13.7%	12.4%	12.9%
Depreciation and amortization	9.9%	11.0%	12.4%
Total costs and operating expenses	102.0%	104.5%	111.6%
Operating loss	(2.0)%	(4.5)%	(11.6)%
Interest expense	(4.3)%	(6.1)%	(6.4)%
Loss on debt extinguishment	(1.3)%	—%	—%
Other income (expense), net	0.1%	0.1%	0.2%
Loss before income taxes	(7.5)%	(10.5)%	(17.8)%
Benefit for income taxes	—%	0.2%	0.1%
Net loss	(7.5)%	(10.3)%	(17.7)%
Less: net loss attributable to non-controlling interests	(2.8)%	—%	—%
Net loss attributable to GoDaddy Inc.	(4.7)%	(10.3)%	(17.7)%
Comparison of Years Ended December 31, 2015, 2014 and 2013
Revenue
We generate substantially all of our revenue from sales of product subscriptions, including domain registrations and renewals, hosting and presence offerings and business applications. Our subscription terms are typically one year but can range from monthly terms to multi-annual terms of up to 10 years depending on the product. We generally collect the full amount of subscription fees at the time of sale, but recognize revenue ratably over the applicable contract term.
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
Revenue is presented net of refunds, and we maintain a reserve to provide for refunds granted to customers. Our reserve is an estimate based on historical refund experience. Refunds reduce deferred revenue at the time they are granted and result in a reduced amount of revenue recognized over the applicable subscription terms compared to the amount originally expected. Our annual refund rate has ranged from 6.9% to 7.2% of total bookings from 2013 to 2015.

The following table presents our revenue during the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,			2015 to 2014		2014 to 2013
	2015	2014	2013	$ change	% change	$ change	% change
Domains	$840.8	$763.3	$671.6	$77.5	10%	$91.7	14%
Hosting and presence	592.0	507.9	380.6	84.1	17%	127.3	33%
Business applications	174.5	116.1	78.6	58.4	50%	37.5	48%
Total revenue	$1,607.3	$1,387.3	$1,130.8	$220.0	16%	$256.5	23%
As a result of the Merger, and to a lesser extent the other business acquisitions we have completed since the Merger, we were required by GAAP to record all assets and liabilities, including deferred revenue, prepaid domain name registry fees and long-lived assets, at fair value, which in some cases was different than historical book values. Recording deferred revenue at fair value in purchase accounting had the effect of reducing acquired deferred revenue and thereby reducing the recognition of revenue in subsequent periods as compared to the amounts we would have otherwise recognized. To the extent our customers renew their contracts, the full amount of renewal revenue will be recognized in future periods.
The impact on revenue related to purchase accounting limits the comparability of our revenue between periods. The following table reflects the impact of purchase accounting to our total revenue during the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013

Impact of purchase accounting:	(unaudited)
Total revenue	$1,607.3	$1,387.3	$1,130.8
Impact of purchase accounting on revenue	8.5	18.7	43.3
Total revenue excluding impact of purchase accounting (1)	$1,615.8	$1,406.0	$1,174.1

(1)	This amount represents the amount of revenue we would have recognized if not for the impact of purchase accounting.
2015 compared to 2014
Total revenue increased $220.0 million, or 15.9%, from $1,387.3 million in 2014 to $1,607.3 million in 2015. The increase was primarily driven by growth in total customers and ARPU. Total customers increased 1.1 million, or 8.7%, from 12.7 million as of December 31, 2014 to 13.8 million as of December 31, 2015. The increase in customers impacted each of our revenue lines, as the additional customers purchased subscriptions across our product portfolio.
Domains. Domains revenue increased $77.5 million, or 10.2%, from $763.3 million in 2014 to $840.8 million in 2015. The increase was primarily attributable to a $54.6 million increase in revenue from domain registrations and renewals and a $19.6 million increase in revenue from aftermarket domain sales. Domains under management increased 4.6% from 58.9 million as of December 31, 2014 to 61.6 million as of December 31, 2015.
Hosting and presence. Hosting and presence revenue increased $84.1 million, or 16.6%, from $507.9 million in 2014 to $592.0 million in 2015. The increase was primarily attributable to a $47.0 million increase in revenue from our website hosting and website building products and a $22.4 million increase in revenue from sales of our security products.
Business applications. Business applications revenue increased $58.4 million, or 50.3%, from $116.1 million in 2014 to $174.5 million in 2015. These increases were primarily driven by our offering of expanded email and productivity solutions and increased customer adoption of our business applications products.
2014 compared to 2013
Total revenue increased $256.5 million, or 22.7%, from $1,130.8 million in 2013 to $1,387.3 million in 2014. The increase primarily resulted from a $179.4 million increase in total revenue from new and existing customers, $52.4 million of incremental revenue from businesses acquired in the fourth quarter of 2013 and a $24.6 million reduction in the impact of purchase accounting. Total customers increased 1.1 million, or 9.7%, from 11.6 million as of December 31, 2013 to 12.7 million as of December 31, 2014.
Domains. Domains revenue increased $91.7 million, or 13.7%, from $671.6 million in 2013 to $763.3 million in 2014. The increase primarily resulted from a $73.2 million increase in revenue from new and existing customers, $10.3 million of incremental revenue from businesses acquired in the fourth quarter of 2013 and an $8.2 million reduction in the impact of purchase accounting. Domains under management increased 2.0 million, or 3.5%, from 56.9 million as of December 31, 2013 to 58.9 million as of December 31, 2014.
Hosting and presence. Hosting and presence revenue increased $127.3 million, or 33.4%, from $380.6 million in 2013 to $507.9 million in 2014. The increase primarily resulted from a $72.8 million increase in revenue from new and existing customers, $41.1 million of incremental revenue from businesses acquired in the fourth quarter of 2013 and a $13.3 million reduction in the impact of purchase accounting.
Business applications. Business applications revenue increased $37.5 million, or 47.7%, from $78.6 million in 2013 to $116.1 million in 2014. The increase primarily resulted from a $33.4 million increase in revenue from new and existing customers, a $3.1 million reduction in the impact of purchase accounting and $1.0 million of incremental revenue from businesses acquired in the fourth quarter of 2013.
Costs and Operating Expenses
Cost of revenue
Costs of revenue are the direct costs we incur in connection with selling an incremental product to our customers. Substantially all cost of revenue relates to domain registration fees paid to the various domain registries and to ICANN, payment processing fees and third-party commissions. Similar to our billing practices, we pay domain costs at the time of purchase for the life of each customer subscription, but recognize the costs of service ratably over the term of our customer contracts. The terms of registry pricing are established by agreements between registries and registrars, and can vary significantly depending on the TLD. We expect cost of revenue to increase in absolute dollars in future periods as we expand our domains business and customer base. Cost of revenue may increase or decrease as a percentage of total revenue, depending on the mix of products sold in a particular period and the sales and marketing channels used.

	Year Ended December 31,			2015 to 2014		2014 to 2013
	2015	2014	2013	$ change	% change	$ change	% change
Cost of revenue	$565.9	$518.4	$473.9	$47.5	9%	$44.5	9%
2015 compared to 2014. Cost of revenue increased $47.5 million, or 9.2%, from $518.4 million in 2014 to $565.9 million in 2015. This increase was primarily attributable to a $25.4 million increase in domain registration costs driven by the 4.6% increase in domains under management as well as higher costs associated with new gTLD registrations, a $12.1 million increase in software licensing fees primarily related to increased sales of our email and productivity solutions and a $5.1 million increase in payment processing fees due to the overall bookings increase.
2014 compared to 2013. Cost of revenue increased $44.5 million, or 9.4%, from $473.9 million in 2013 to $518.4 million in 2014. This increase was primarily attributable to a $32.5 million increase in domain registration costs as a result of a 3.5% increase in domains under management, a $6.1 million increase in payment processing fees due to the overall bookings increase and a $5.4 million increase in third-party commissions, primarily attributable to our Afternic business acquired in the fourth quarter of 2013.
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

	Year Ended December 31,			2015 to 2014		2014 to 2013
	2015	2014	2013	$ change	% change	$ change	% change
Technology and development	$270.2	$250.8	$206.0	$19.4	8%	$44.8	22%
2015 compared to 2014. Technology and development expenses increased $19.4 million, or 7.7%, from $250.8 million in 2014 to $270.2 million in 2015. The increase was primarily attributable to an $13.7 million increase in compensation-related costs for our technology and development employees (including a $7.8 million increase in equity-based compensation), a $2.7 million increase in data center rent related to the continued growth of our business and a $2.1 million increase in technology-related professional fees to support our internal development team and expedite delivery of product enhancements to our customers.
2014 compared to 2013. Technology and development expenses increased $44.8 million, or 21.7%, from $206.0 million in 2013 to $250.8 million in 2014. The increase was primarily attributable to an $18.9 million increase in compensation costs driven primarily by employee headcount increases during the second half of 2013, of which $6.4 million relates to our Media Temple business acquired in the fourth quarter of 2013 and $5.7 million relates to an increase in equity-based compensation expense. The remaining increase was primarily due to an $11.2 million increase in data center rent, of which $8.7 million relates to our Media Temple business, and a $9.6 million increase in technology-related professional fees to support our internal development team and expedite delivery of product enhancements to our customers.
Marketing and advertising
Marketing and advertising expense represent the costs associated with attracting and acquiring customers, primarily consisting of fees paid to third parties for marketing and advertising campaigns across television and radio, search engines, online display, social media and spokesperson and event sponsorships. These expenses also include personnel costs and affiliate program commissions. We expect marketing and advertising expenses to fluctuate both in absolute dollars and as a percentage of total revenue depending on the size and scope of our future campaigns, particularly related to the size and scope of our new product introductions and the growth of our international operations.

	Year Ended December 31,			2015 to 2014		2014 to 2013
	2015	2014	2013	$ change	% change	$ change	% change
Marketing and advertising	$202.2	$164.7	$145.5	$37.5	23%	$19.2	13%
2015 compared to 2014. Marketing and advertising expenses increased $37.5 million, or 22.8%, from $164.7 million in 2014 to $202.2 million in 2015. The increase was due to a $36.4 million increase in discretionary advertising spend driven by our international expansion.
2014 compared to 2013. Marketing and advertising expenses increased $19.2 million, or 13.2%, from $145.5 million in 2013 to $164.7 million in 2014. The increase was primarily attributable to a $15.8 million increase in discretionary brand development costs, of which $2.8 million is related to our Media Temple business, and a $3.4 million increase in compensation costs primarily driven by a 4.2% increase in employee headcount and an additional $3.2 million of equity-based compensation expense resulting from the modification of certain options.

Customer Care
Customer Care expense represents the costs to advise our customers and service their needs, primarily consisting of personnel costs. We expect these expenses to increase in absolute dollars in the future as we expand our domestic and international Customer Care teams due to increases in total customers. We expect Customer Care expenses to fluctuate as a percentage of total revenue depending on the level of personnel required to support the continued growth of our business.

	Year Ended December 31,			2015 to 2014		2014 to 2013
	2015	2014	2013	$ change	% change	$ change	% change
Customer care	$221.5	$190.5	$150.9	$31.0	16%	$39.6	26%
2015 compared to 2014. Customer care expenses increased $31.0 million, or 16.3%, from $190.5 million in 2014 to $221.5 million in 2015. The increase was primarily due to a $28.5 million increase in compensation-related costs, primarily driven by increased average headcount, as well as $2.5 million of incremental costs associated with the continued expansion of our international third-party Customer Care locations.
2014 compared to 2013. Customer care expenses increased $39.6 million, or 26.2%, from $150.9 million in 2013 to $190.5 million in 2014. The increase was primarily due to a $34.8 million increase in compensation-related costs primarily attributable to an 11.5% increase in employee headcount, of which $5.8 million is related to our Media Temple business, as well as $4.8 million of incremental costs associated with the expansion of our international third-party Customer Care locations.
General and administrative
General and administrative expenses primarily consist of personnel costs for our administrative functions, professional service fees, office rent for all locations, all employee travel expenses, sponsor-based costs and other general costs. We expect general and administrative expenses to increase in absolute dollars in the future as a result of our overall growth, increased personnel costs and increased expenses associated with being a public company.

	Year Ended December 31,			2015 to 2014		2014 to 2013
	2015	2014	2013	$ change	% change	$ change	% change
General and administrative	$219.7	$172.0	$145.8	$47.7	28%	$26.2	18%
2015 compared to 2014. In 2015, general and administrative expenses include $29.7 million of additional expenses related to certain payments made following the completion of the IPO, including $26.7 million paid to the Sponsors in connection with the termination of the transaction and monitoring fee agreement and $3.0 million paid to Bob Parsons in connection with the termination of the executive chairman services agreement. Following these payments, we are no longer obligated to make future payments under either of these agreements.
General and administrative expenses increased $47.7 million, or 27.7%, from $172.0 million in 2014 to $219.7 million in 2015. Excluding the termination payments discussed above, general and administrative expenses increased $18.0 million, or 10.5%, from $172.0 million in 2014 to $190.0 million in 2015, primarily due to an $11.3 million increase in legal and professional fees resulting from the resolution of outstanding claims and a $7.0 million increase in compensation-related costs driven by increased average headcount.
2014 compared to 2013. General and administrative expenses increased $26.2 million, or 18.0%, from $145.8 million in 2013 to $172.0 million in 2014. The increase was primarily due to a $25.4 million increase in compensation-related costs, primarily driven by employee headcount increases during the second half of 2013 (including the addition of certain executives, retention bonuses, $4.7 million related to our Media Temple business and an increase of $4.3 million in equity-based compensation expense). The remaining increase was primarily due to a $7.7 million increase in travel and corporate functions and a $6.6 million increase in office rent related to the expansion of our facilities, as well as increases in other general expenses associated with the overall growth of our business. These increases were partially offset by a $13.8 million decrease related to sales tax reserves primarily recorded in the fourth quarter of 2013 and a $5.4 million decrease in professional service fees resulting primarily from a favorable settlement agreement reached in December 2014 with an insurance carrier.

Depreciation and amortization
Depreciation and amortization expenses consist of charges relating to the depreciation of the property and equipment used in our business and the amortization of acquired intangible assets, particularly those resulting from the Merger. Depreciation and amortization may increase or decrease in absolute dollars in future periods depending on our future level of capital investments in hardware and other equipment as well as amortization expense associated with future acquisitions.

	Year Ended December 31,			2015 to 2014		2014 to 2013
	2015	2014	2013	$ change	% change	$ change	% change
Depreciation and amortization	$158.8	$152.8	$140.6	$6.0	4%	$12.2	9%
2015 compared to 2014. There were no material changes in depreciation and amortization expense.
2014 compared to 2013. Depreciation and amortization expense increased $12.2 million, or 8.7%, from $140.6 million in 2013 to $152.8 million in 2014. The increase results from a $6.8 million increase in amortization of intangible assets, primarily from acquisitions completed in the second half of 2013, and a $5.4 million increase in depreciation expense related to additional property and equipment from capital expenditures and assets assumed in acquisitions.
Interest expense

	Year Ended December 31,			2015 to 2014		2014 to 2013
	2015	2014	2013	$ change	% change	$ change	% change
Interest expense	$69.2	$85.0	$71.0	$(15.8)	(19)%	$14.0	20%
2015 compared to 2014. Interest expense decreased $15.8 million, or 18.6%, from $85.0 million in 2014 to $69.2 million in 2015, primarily driven by interest savings resulting from our repayment of the $300.0 million senior note to Holdings in April 2015, partially offset by increased borrowings from the May 2014 refinancing of our term loan.
2014 compared to 2013. Interest expense increased $14.0 million, or 19.7%, from $71.0 million in 2013 to $85.0 million in 2014. The increase was primarily driven by an increase in our outstanding long-term debt from $1,132.8 million as of December 31, 2013 to $1,469.5 million as of December 31, 2014, partially offset by amendments to our long-term debt agreements during 2013 and 2014, which lowered our average effective interest rate to 5.2% as of December 31, 2014.
Loss on debt extinguishment
In April 2015, we recognized a $21.4 million loss on debt extinguishment as a result of the repayment of the senior note to Holdings, which consisted of a prepayment premium of $13.5 million and the write-off of $7.1 million of unamortized original issue discount and $0.8 million of deferred debt issuance costs.
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
On April 7, 2015, we completed our IPO and sold 26.0 million shares of Class A common stock at a public offering price of $20.00 per share, receiving $491.8 million in proceeds, net of underwriting discounts and commissions. We incurred $11.2 million of legal, accounting, printing and other professional fees related to the IPO, which were charged against additional paid-in capital upon completion of the IPO. We used the net proceeds to:

•	make a final aggregate payment of $26.7 million to the Sponsors upon the termination of the transaction and monitoring fee agreement;

•	make a payment of $3.0 million to Bob Parsons upon the termination of the executive chairman services agreement;

•	make a payment totaling $316.0 million to repay the senior note to Holdings;

•	make a payment of $75.0 million to repay all amounts drawn on our revolving credit loan; and

•	make a payment of $28.1 million to complete an acquisition.
We retained the remaining proceeds for general corporate purposes, which included working capital needs, sales and marketing activities, solution and platform development, general and administrative activities and capital expenditures.
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
Credit Facility
Our Credit Facility consists of the $1,100.0 million Term Loan maturing on May 13, 2021 and the available $150.0 million Revolving Credit Loan maturing on May 13, 2019, as described in Note 9 to our consolidated financial statements. The Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee on the Revolving Credit Loan. The Term Loan is required to be repaid in quarterly installments of 0.25% of the original principal, with the remaining balance due at maturity. The Term Loan must be repaid with proceeds from certain asset sales and debt issuances and with a portion of our excess cash flow, up to 50.0%, depending on our net leverage ratio. The Credit Facility is guaranteed by all of our material domestic subsidiaries and is secured by substantially all of our and such subsidiaries’ real and personal property.
The Credit Facility contains covenants restricting, among other things, our ability, or the ability of our subsidiaries, to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes including mergers and consolidations, sell assets, make restricted payments including dividends, distributions and investments, prepay junior indebtedness, make certain intercompany distributions and engage in operations other than in connection with acting as a holding company, subject to customary exceptions. The Revolving Credit Loan also contains a financial covenant requiring us to maintain a maximum net leverage ratio of 7.25:1.00 at all times our usage exceeds 30.0% of the maximum capacity. The net leverage ratio is calculated as the ratio of first lien secured debt less cash and cash equivalents to consolidated EBITDA (as defined in the Credit Facility). As of December 31, 2015, we were in compliance with all such covenants and we had no amounts drawn on the Revolving Credit Loan.
Senior Note
As described above and in Note 9 to our consolidated financial statements, in April 2015, we repaid the senior note to Holdings in full. The senior note was canceled following this repayment.

Tax Receivable Agreements
We are a party to five TRAs. Under four of these agreements, we are generally required to pay to each Reorganization Party approximately 85% of the amount of savings, if any, in U.S. federal, state and local income tax we are deemed to realize (using the actual U.S. federal income tax rate and an assumed combined state and local income tax rate) as a result of (1) any existing tax attributes associated with LLC Units acquired in the applicable Investor Corp Merger, the benefit of which is allocable to us as a result of such Investor Corp Merger (including the allocable share of Desert Newco’s existing tax basis in its assets), (2) NOLs available as a result of the applicable Investor Corp Merger and (3) tax benefits related to imputed interest.
During 2015, we recorded $151.6 million as a liability due to the Reorganization Parties under the TRAs, which is the amount we currently deem is probable and estimable, all of which is classified as long-term as of December 31, 2015. We may record additional liabilities under the TRAs when LLC Units are exchanged in the future and as our estimates of the utilization of the tax attributes, NOLs and other tax benefits change in the future. We expect to make payments under the TRAs, to the extent they are required, within 150 days after our federal income tax return is filed for each fiscal year. Interest on such payments will begin to accrue from the due date (without extensions) of such tax return at a rate equal to the one year LIBOR plus 100 basis points. Under the TRAs, to avoid interest charges, we have the right, but not the obligation, to make TRA payments in advance of the date the payments are otherwise due. We do not expect to make any payments related to the existing liability under the TRAs until at least 2017. See "Contractual Obligations" for additional information regarding tax payments.
Because we are a holding company with no operations, we rely on Desert Newco to provide us with funds necessary to meet any financial obligations. If we do not have sufficient funds to pay TRA, tax or other liabilities or to fund our operations (as a result of Desert Newco’s inability to make distributions to us due to various limitations and restrictions or as a result of the acceleration of our obligations under the TRAs), we may have to borrow funds and thus our liquidity and financial condition could be materially and adversely affected. To the extent we are unable to make payments under the TRAs for any reason, such payments will be deferred and will accrue interest at a rate equal to one year LIBOR plus 500 basis points until paid (although a rate equal to one year LIBOR plus 100 basis points will apply if the inability to make payments under the TRAs is due to limitations imposed on us or any of our subsidiaries by a debt agreement in effect at the date of our IPO).
Tax Distributions to Desert Newco's Owners
Tax distributions are required under the terms of the New LLC Agreement. Any required payments are calculated each quarter based on a number of variables, including Desert Newco's taxable income or loss, allocations of taxable income among Desert Newco's owners based on principles detailed within the Treasury Regulations, tax deductions for stock option exercises and vested RSUs and changing ownership percentages among Desert Newco's owners. As of December 31, 2015, we have accrued $5.3 million for tax distributions related to estimated taxable income allocations to Desert Newco's owners for 2015, which will be paid in March 2016. This accrued amount will be paid based on ownership as of the payment date and is estimated as follows: $2.1 million to Holdings, $1.1 million to KKR, $1.1 million to SLP, $0.6 million to TCV and $0.4 million to other Desert Newco owners. See "Contractual Obligations" for additional information regarding tax payments.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$259.4	$180.6	$153.3
Net cash used in investing activities	(145.9)	(107.3)	(208.5)
Net cash provided by (used in) financing activities	95.7	(29.7)	91.1
Effect of exchange rate changes on cash and cash equivalents	(0.2)	—	—
Net increase in cash and cash equivalents	$209.0	$43.6	$35.9

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
Net cash provided by operating activities increased $78.8 million from $180.6 million during 2014 to $259.4 million during 2015, which includes $29.7 million of payments made in connection with the termination of certain agreements with the Sponsors and Bob Parsons following the completion of the IPO. This increase was primarily due to a $30.9 million improvement in our operating loss, a $16.3 million decrease in interest payments resulting from the repayment of debt following the IPO and the payment in 2014 of $17.2 million for prior period sales taxes.
Net cash provided by operating activities increased $27.3 million from $153.3 million during 2013 to $180.6 million during 2014, primarily due to a $70.0 million improvement in our operating loss, partially offset by a $56.4 million decrease in cash resulting from net changes in working capital. The primary drivers of the decrease in net changes from working capital were the payment of $17.2 million for prior period sales taxes in 2014 and increased payroll, employee benefit and operating expense payments as a result of the growth in our business. Sales tax payments were made in jurisdictions in which we determined we have nexus based on evolving tax regulations for periods before we began collecting sales taxes from customers. In July 2014, we began collecting sales taxes at the time of sale from customers residing in jurisdictions in which we have nexus.
Investing Activities
Our investing activities primarily consist of strategic acquisitions and purchases of property and equipment related to growth in our data centers and to support the overall growth in our business. We expect our investing cash flows to be affected by the timing of payments we make for capital expenditures and the strategic acquisition or other growth opportunities we decide to pursue.
Net cash used in investing activities increased $38.6 million from $107.3 million during 2014 to $145.9 million during 2015. This increase was primarily due to a $25.5 million increase in cash paid for business acquisitions and $23.5 million in purchases of intangible assets, partially offset by a $13.1 million decrease in capital expenditures.
Net cash used in investing activities decreased $101.2 million from $208.5 million during 2013 to $107.3 million during 2014, primarily due to a $116.1 million decrease in cash paid for business acquisitions, partially offset by a $15.8 million increase in capital expenditures.
Financing Activities
Our financing activities primarily consist of the receipt of proceeds from the IPO and from the issuance of long-term debt, payment of IPO costs, the repayment of principal on long-term debt and stock option activity.
Net cash from financing activities increased $125.4 million from $29.7 million used in financing activities during 2014 to $95.7 million provided by financing activities during 2015. This increase was primarily due to the receipt of net IPO proceeds of $482.4 million in 2015 and distributions of $349.0 million paid to Desert Newco's unit and option holders in 2014. The increase was partially offset by additional repayments of long-term debt of $378.4 million (primarily from debt repayments made with our IPO proceeds) and long-term debt borrowings of $338.8 million in 2014.
Net cash from financing activities decreased $120.8 million from cash provided by financing activities of $91.1 million during 2013 to cash used in financing activities of $29.7 million during 2014, primarily as a result of distributions of $349.0 million paid to Desert Newco's unit and options holders in 2014, partially offset by increased long-term debt borrowings of $238.8 million resulting from amendments to our credit facility.

Deferred Revenue
Deferred revenue consists of sales of our products not yet recognized as revenue at the end of a period. Our deferred revenue as of December 31, 2015 was $1,416.2 million, and is expected to be recognized as revenue as follows:

	2016	2017	2018	2019	2020	Thereafter	Total
Domains	$497.2	$138.4	$61.5	$36.8	$21.2	$30.6	$785.7
Hosting and presence	330.8	93.4	35.6	11.6	4.7	4.4	480.5
Business applications	109.7	24.7	8.1	3.8	1.8	1.9	150.0
	$937.7	$256.5	$105.2	$52.2	$27.7	$36.9	$1,416.2
Contractual Obligations
The following table summarizes our material contractual obligations and commitments as of December 31, 2015:

	Payments due by period
	1 year	2-3 years	4-5 years	5+ years
Long-term debt, including current maturities(1)	$11.0	$22.0	$22.0	$1,028.5
Interest on long-term debt(2)	46.6	91.6	89.8	16.1
Lease financing obligation(3)	3.2	6.4	6.7	15.7
Operating leases(4)	40.1	36.2	18.1	34.8
Capital leases(5)	12.4	4.8	—	—
Service agreements(6)	10.9	3.3	—	—
Marketing agreements(7)	20.4	—	—	—
TRA payments(8)	—	14.9	30.1	106.6
Tax distributions to Desert Newco's owners(9)	5.3	(9)	(9)	(9)

(1)	See Note 9 to our consolidated financial statements for information regarding the terms of our long-term debt agreements.

(2)	Interest on long-term debt excludes the amortization of deferred debt issuance costs and original issue discounts.

(3)
We lease office space in Tempe, Arizona under which we occupy the total available space. See Note 10 to our consolidated financial statements for information regarding the terms of our lease financing obligation.

(4)	We lease office space, data center space (including commitments for specified levels of power) and vehicles under operating leases expiring at various dates through September 2026.

(5)	We lease certain computer equipment under capital leases. The capital lease payments included in the table above include the amounts representing interest.

(6)	We have long-term agreements with certain vendors to provide for software and equipment maintenance, specified levels of bandwidth and other services.

(7)	We have contractual commitments requiring future payments under certain marketing agreements.

(8)
Reflects the estimated timing of TRA payments as of December 31, 2015. Such payments could be due later than estimated depending on the timing of our use of the underlying tax attributes. As of December 31, 2015, we have recorded a liability of $151.6 million payable to the Reorganization Parties under the TRAs, reflecting limitations on the use of the favorable tax attributes due to limitations of taxable income. The estimated amounts payable under the TRAs do not consider any future exchanges of LLC Units. Such future exchanges will have a material impact on our liabilities under the TRAs. See "Risk Factors-Risks Related to Our Company and Our Organizational Structure" and Note 12 to our audited consolidated financial statements for additional information regarding our liability under the TRAs.

(9)
Tax distributions are required under the terms of the New LLC Agreement. As of December 31, 2015, we have accrued $5.3 million for tax distributions related to estimated taxable income allocations to Desert Newco's owners for 2015, which will be paid in March 2016. This accrued amount will be paid based on ownership as of the payment date and is estimated to be as follows: $2.1 million to Holdings, $1.1 million to KKR, $1.1 million to SLP, $0.6 million to TCV and $0.4 million to other Desert Newco owners. Tax distributions beyond 2015 have not been included in the above table due to the uncertainty of whether or not such distributions will be required and our inability to estimate the amounts we will be required to pay in those future periods. See Note 12 to our audited consolidated financial statements for additional information regarding tax distributions.

Off-Balance Sheet Arrangements
As of December 31, 2015 and 2014, we had no off-balance sheet arrangements that had, or which are reasonably likely to have, a material effect on our consolidated financial statements.

Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP, and in doing so, we have to make estimates, assumptions and judgments affecting the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosure of contingent assets and liabilities. We base our estimates, assumptions and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances, and we evaluate these estimates, assumptions and judgments on an ongoing basis. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements, which, in turn, could change our results from those reported. We refer to estimates, assumptions and judgments of this type as our critical accounting policies and estimates, which we discuss further below. We review our critical accounting policies and estimates with the audit committee of our board of directors on an annual basis.
See Note 2 to our consolidated financial statements for a summary of our significant accounting policies.
Revenue Recognition
We recognize revenue over the period during which products or services are delivered to the customer. Customers are billed for products, generally in advance, based on their selected contract term duration. For all customers, regardless of the method we use to bill them, cash received in advance of the provision of products is recorded as deferred revenue.
We may sell multiple products to customers at the same time. For example, we may design a customer website and separately offer other products such as hosting and an online shopping cart, or a customer may combine a domain registration with other products such as private registration or email. Revenue arrangements with multiple deliverables are divided into separate units of accounting if each deliverable has stand-alone value to the customer. The majority of our revenue arrangements consist of multiple-element arrangements, with revenue for each unit of accounting recognized as the product or service is delivered to the customer.
Consideration is allocated to each deliverable at the inception of an arrangement based on relative selling prices. We determine the relative selling price for each deliverable based on our vendor-specific objective evidence of selling price (VSOE), if available, or our best estimate of selling price (BESP), if VSOE is not available. We establish VSOE for certain of our products when a consistent number of stand-alone sales of these products have been priced within a reasonably narrow range. We are unable to establish VSOE when we lack pricing consistency, primarily related to our marketing strategies and variability in pricing due to promotional activity.
Our process for determining BESP requires judgment and considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each deliverable. For products where VSOE is not available, we determined BESP by considering our overall pricing objectives and market conditions. Significant factors taken into consideration include historical and expected discounting practices, the size, volume and term length of transactions, customer demographics, the geographic areas in which our products are sold and our overall go-to-market strategy.
We have determined third-party evidence of selling price (TPE) is not a practical alternative due primarily to the significant variability among available third-party pricing information for similar products and differences in the features of our product offerings compared to other parties.
We sell our products directly to customers and also through a network of resellers. In certain cases, we act as a reseller of products provided by others. The determination of gross or net revenue recognition is reviewed on a product by product basis and is dependent on whether we act as principal or agent in the transaction.
We maintain a reserve to provide for refunds granted to customers. Our reserve is an estimate based on historical refund experience. Refunds reduce deferred revenue at the time they are granted and result in a reduced amount of revenue recognized over the contract term of the applicable product compared to the amount originally expected. Our annual refund rate has ranged from 6.9% to 7.2% of total bookings from 2013 to 2015.
See Notes 2 and 7 to our consolidated financial statements for additional information regarding revenue recognition and deferred revenue.

Equity-Based Compensation
Our equity-based awards are comprised primarily of options. We grant options at exercise prices equal to the fair market value of our Class A common stock as reported on the NYSE on the date of grant. We measure and recognize compensation expense for equity-based awards made to employees, service providers and directors based on the grant date fair values of the awards. For awards with service or performance-based vesting conditions, the grant date fair value is estimated using the Black-Scholes option-pricing model, which requires management to make assumptions and apply judgment in determining the grant date fair value of equity-based awards.
The most significant assumptions and judgments include estimating the expected term of awards, the expected volatility of our Class A common stock, the risk-free interest rates and the expected dividend yield of our Class A common stock. The assumptions used in our option pricing model represent management’s best estimates. If factors change and different assumptions are used, our equity-based compensation expense could be materially different in the future.
In addition to the above assumptions, we also estimate a forfeiture rate for our awards, which is based on an analysis of our historical forfeitures. We will continue to evaluate the appropriateness of the forfeiture rate based on our actual forfeiture experience, analysis of employee turnover and other factors. Changes in our estimated forfeiture rate can have a significant impact on our equity-based compensation expense since the cumulative effect of adjusting the forfeiture rate is recognized in the period in which the estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made resulting in a decrease to the equity-based compensation expense previously recognized. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made resulting in an increase to the equity-based compensation expense previously recognized.
On a quarterly basis, we estimate when and if performance-based awards will be earned. Equity-based compensation expense is recognized only for awards considered probable of being earned. The grant date fair value of each award ultimately expected to vest is recognized as equity-based compensation expense, net of estimated forfeitures, over the requisite service period.
We will continue to use judgment in evaluating the assumptions related to our equity-based awards on a prospective basis. As we continue to accumulate additional data related to our awards, we may refine our estimates, which could materially impact our future equity-based compensation expense.
See Notes 2 and 6 to our consolidated financial statements for additional information regarding equity-based compensation.
Business Combinations
We have made and may continue to make business acquisitions. We include the results of operations of acquired businesses in our consolidated financial statements as of the respective dates of acquisition. The purchase price of acquisitions, including estimates of the fair value of contingent consideration when applicable, is allocated to the tangible and intangible assets acquired and the liabilities assumed, including deferred revenue, based on their estimated fair values on the respective acquisition dates, with the excess recorded as goodwill. Contingent consideration is then adjusted to fair value in subsequent periods as an increase or decrease in general and administrative expenses. Acquisition related costs are expensed as incurred.
See Notes 2 and 3 to our consolidated financial statements for additional information regarding business combinations.
Goodwill and Indefinite-Lived Intangible Assets
We annually assess our goodwill and indefinite-lived intangible assets for impairment during the fourth quarter. We will also perform an assessment at other times if events or changes in circumstances indicate the carrying value of these assets may not be recoverable.
We first make a qualitative assessment of whether it is more-likely-than-not our single reporting unit’s fair value is less than its carrying value to determine whether it is necessary to perform the two-step impairment test. The qualitative assessment includes considering various factors including macroeconomic conditions, industry and market conditions and our historical and projected operating results. We are only required to perform the two-step impairment test if our qualitative assessment determines our single reporting unit’s fair value is not greater than its carrying value. We may elect to perform the two-step impairment test without considering such qualitative factors.
Our qualitative analyses during 2015, 2014 and 2013 did not indicate any impairment of our goodwill and indefinite-lived intangible assets, and accordingly, no impairment was recorded. As of December 31, 2015, we believe such assets are recoverable; however, there can be no assurances these assets will not be impaired in future periods. Any future impairment charges could adversely impact our consolidated results of operations.
See Notes 2 and 4 to our consolidated financial statements for additional information regarding goodwill and indefinite-lived intangible assets.
Income Taxes
We are subject to U.S. federal and state income taxes. In addition, we may be subject to taxes in the foreign jurisdictions in which we operate. We are a controlling member in Desert Newco, which has been, and will continue to be, treated as a partnership for U.S. income tax purposes. Under these provisions, Desert Newco is considered a pass-through entity and generally does not pay income taxes on its taxable income in most jurisdictions. Instead, Desert Newco's members, of which we are one, are liable for U.S. federal and state income taxes based on their taxable income. Desert Newco is liable for income taxes in certain foreign jurisdictions, in those states not recognizing its pass-through status and for certain subsidiaries not taxed as pass-through entities. We have acquired the outstanding stock of various entities taxed as corporations, which are now wholly-owned by us or our subsidiaries and are treated as a consolidated group for federal income tax purposes. Where required or allowed, these subsidiaries also file as a consolidated group for state income tax purposes.
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
See Notes 2 and 12 to our consolidated financial statements for additional information regarding income taxes.
Payable to Related Parties Pursuant to the TRAs
Concurrent with the completion of the IPO, we became a party to five TRAs. Under four of the TRAs, we generally will be required to pay to each Reorganization Party approximately 85% of the amount of calculated tax savings, if any, we are deemed to realize as a result of (1) any existing tax attributes of LLC Units acquired in the applicable Investor Corp Merger, (2) NOLs available as a result of the applicable Investor Corp Merger and (3) tax benefits related to imputed interest. The other TRA requires us to pay our pre-IPO owners approximately 85% of the amount of the calculated tax savings, if any, we are deemed to realize from exchanges of LLC Units (together with the corresponding shares of Class B common stock) for Class A common stock.
When LLC Units are exchanged, we receive certain tax attributes, including the original basis adjustments (the OBAs) created from the original acquisition of the LLC Units plus any anticipated basis adjustments. The OBAs entitle us to the depreciation and amortization previously allocable to the original owner of such units. The anticipated basis adjustments will increase, for tax purposes, our depreciation and amortization deductions. To the extent these deductions are used to reduce our taxable income, thereby resulting in actual tax savings, we will be required to pay the original owners approximately 85% of such savings, which is recorded as an additional liability under the TRAs. This increase in tax basis also creates additional deferred tax assets and may also decrease gains, or increase losses, on future dispositions of certain assets to the extent tax basis is allocated to those assets.
For purposes of calculating the income tax savings we are deemed to realize under the TRAs, we will calculate the U.S. federal income tax savings using the actual applicable U.S. federal income tax rate and will calculate the state and local income tax savings using 5% for the assumed combined state and local tax rate, which represents an approximation of our combined state and local income tax rate, net of federal income tax benefits.
The term of the TRAs commenced upon the completion of our IPO and will continue until all such tax benefits have been utilized or expire, unless we exercise our rights to terminate the agreements or payments under the agreements are accelerated in the event we materially breach any of our material obligations under the agreements.
In the Investor Corp Mergers, we received certain tax attributes, including the OBAs and NOL carryforwards, from the Reorganization Parties. These OBAs entitle us to the depreciation and amortization previously allocable to the Reorganization Parties. These deductions are allowed prior to the utilization of any NOL or tax credit carryforwards against income taxes.
Based on current projections of taxable income, and before deduction of any specially allocated depreciation and amortization, we anticipate having enough taxable income to utilize a portion of these specially allocated deductions related to the OBAs. Accordingly, during the second quarter of 2015, we initially recorded a liability of $170.4 million payable to the Reorganization Parties under the TRAs. During the third quarter of 2015, we increased this liability to $170.9 million, with the $0.5 million charge recorded as an increase in general and administrative expenses. During the fourth quarter of 2015, we corrected an immaterial error in the determination of the liability we currently deem probable under the TRAs and reduced this liability to $151.6 million as of December 31, 2015, with $18.8 million recorded as an increase to additional paid-in capital and $0.5 million recorded as a reduction in general and administrative expenses.
The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact the liability under the TRAs. Because we anticipate these additional depreciation and amortization deductions being greater than our taxable income, the excess deductions allocated to us will increase the amount of our NOL carryforwards. We have determined we will be unable to utilize all of our deferred tax assets; therefore, we have not recorded a liability under the TRAs related to the tax savings we may realize from the utilization of NOL carryforwards. If utilization of these NOL carryforwards becomes more-likely-than-not in the future, at such time, we will record a liability under the TRAs of up to an additional $112.4 million related to the tax attributes received in the Investor Corp Mergers, which will be recorded as a charge to our consolidated statement of operations. Additionally, if the tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRAs. In this scenario, the reduction of the liability under the TRAs would result in a benefit to our consolidated statement of operations.
See Notes 2 and 12 to our consolidated financial statements for additional information regarding the payable to related parties pursuant to the TRAs.
The TRAs are subject to a number of risks and uncertainties. For a description of these risks, see "Risk Factors—Risks Related to Our Company and Our Organizational Structure."
Indirect Taxes
We are subject to indirect taxation in some, but not all, of the various states and foreign jurisdictions in which we conduct business. Laws and regulations attempting to subject communications and commerce conducted over the Internet to various indirect taxes are becoming more prevalent, both in the United States and internationally, and may impose additional burdens on us in the future. Increased regulation could negatively affect our business directly, as well as the businesses of our customers. Taxing authorities may impose indirect taxes on the Internet-related revenue we generate based on regulations currently being applied to similar, but not directly comparable, industries. There are many transactions and calculations where the ultimate indirect tax determination is uncertain. In addition, domestic and international indirect taxation laws are subject to change. We may be audited in the future, which could result in changes to our indirect tax estimates.

As of December 31, 2015, our accrual for estimated indirect tax liabilities was $7.1 million, reflecting our best estimate of the probable liability, based on an analysis of our business activities, revenues subject to indirect taxes and applicable regulations in the jurisdictions in which we conduct business. We continually evaluate those jurisdictions in which nexus exists and believe our accrual for estimated indirect tax liabilities is reasonable; however, the final determination of indirect tax audits and any related litigation could be materially different than the amounts we have established for indirect tax contingencies. Due to the complexity and uncertainty surrounding indirect tax laws, we believe it is reasonably possible we have incurred additional losses related to indirect taxes; however, we are not able to estimate a range of the loss at this time.
See Note 10 to our consolidated financial statements for additional information regarding indirect taxes.
Loss Contingencies
We are subject to the possibility of various loss contingencies arising from uncertain and unresolved matters in the ordinary course of business and from events or actions by others having the potential to result in a future loss. Such contingencies may include, but are not limited to, intellectual property claims, labor and employment claims, breach of contract claims, regulatory proceedings, product service level commitments and losses resulting from other events and developments. We consider the likelihood of loss, the impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies.
When a loss is considered probable and reasonably estimable, we record a liability in the amount of our best estimate for the ultimate loss. When there appears to be a range of possible costs with equal likelihood, liabilities are based on the low-end of such range. However, the likelihood of a loss with respect to a particular contingency is often difficult to predict and determining a meaningful estimate of the loss or a range of loss may not be practicable based on the information available and the potential effect of future events and decisions by third parties impacting the ultimate resolution of the contingency. It is also not uncommon for such matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated to determine both the likelihood of potential loss and whether it is possible to reasonably estimate a range of possible loss. When a loss is probable but a reasonable estimate cannot be made, disclosure is provided.
Disclosure is also provided when it is reasonably possible a loss will be incurred, or when it is reasonably possible the amount of a loss will exceed the recorded amounts. We regularly review all contingencies to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or range of loss can be made. As discussed above, development of a meaningful estimate of loss, or a range of potential loss, is complex when the outcome is directly dependent on negotiations with, or decisions by, third parties such as regulatory agencies, court systems in various jurisdictions and other interested parties. Such factors bear directly on whether it is possible to reasonably estimate a range of potential loss and boundaries of high and low estimates.
See Note 10 to our consolidated financial statements for additional information regarding loss contingencies.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements for information regarding recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and variable interest rates.
Foreign Currency Risk
A portion of our bookings, revenue and operating expenses are denominated in foreign currencies, which are subject to exchange rate fluctuations. Our most significant foreign currency exposures are the Euro, the British pound, the Indian rupee and the Canadian dollar. Our reported bookings, revenues and operating results may be impacted by fluctuations in foreign currency exchange rates. Fluctuations in foreign currency exchange rates may also cause us to recognize transaction gains and losses in our consolidated statement of operations; however, to date, such amounts have not been material. As our international operations grow, our exposure to fluctuations in currency rates may increase, which may increase the costs associated with our international expansion. During 2015, our total bookings and total revenue growth in constant currency would have been approximately 320 basis points and 140 basis points higher, respectively. Constant currency is calculated by translating bookings and revenue for each month in the current period using the foreign currency exchange rate for the corresponding month in the prior period, excluding any hedging gains realized during the period.
In the third quarter of 2015, we started to utilize foreign exchange forward contracts to manage the volatility of our bookings and revenue related to foreign currency transactions. These forward contracts reduce, but do not eliminate, the impact of adverse currency exchange rate fluctuations. We designate these forward contracts as cash flow hedges for accounting purposes. Changes in the intrinsic value of these hedges are recorded as a component of accumulated other comprehensive income. Gains and losses, once realized, are recorded as a component of accumulated other comprehensive income and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. At December 31, 2015, the total notional amount of such contracts was $104.6 million and the realized and unrealized gain included in accumulated other comprehensive income totaled $3.4 million.
Interest Rate Sensitivity
Interest rate risk reflects our exposure to movements in interest rates associated with our borrowings. Borrowings under the Credit Facility bear interest at a rate equal to, at our option, either (a) LIBOR (not less than 1.0% for the Term Loan only) plus 3.25% per annum or (b) 2.25% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%. Borrowings under the Term Loan were $1,083.5 million as of December 31, 2015. The effect of a hypothetical 10% change in interest rates would not have had a material impact on our interest expense.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors of GoDaddy Inc.
We have audited the accompanying consolidated balance sheets of GoDaddy Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’/members’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GoDaddy Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Phoenix, Arizona
March 2, 2016

GoDaddy Inc.
Consolidated Balance Sheets
(In millions, except share amounts which are reflected in thousands and per share amounts)

	December 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$348.0	$139.0
Short-term investments	4.5	3.0
Accounts and other receivables	4.8	3.5
Registry deposits	18.7	17.8
Prepaid domain name registry fees	292.6	272.8
Prepaid expenses and other current assets	25.3	23.3
Total current assets	693.9	459.4
Property and equipment, net	225.0	220.9
Prepaid domain name registry fees, net of current portion	163.7	152.8
Goodwill	1,663.4	1,661.2
Intangible assets, net	735.3	749.7
Other assets	12.1	14.3
Deferred tax assets	5.4	2.4
Total assets	$3,498.8	$3,260.7
Liabilities and stockholders'/members’ equity
Current liabilities:
Accounts payable	$39.4	$31.9
Accrued expenses and other current liabilities	127.0	114.5
Payable to related parties for tax distributions to Desert Newco, LLC's owners	5.3	—
Current portion of deferred revenue	937.7	821.4
Current portion of long-term debt	4.2	4.4
Total current liabilities	1,113.6	972.2
Deferred revenue, net of current portion	478.5	429.2
Long-term debt, net of current portion	1,039.8	1,410.4
Payable to related parties pursuant to tax receivable agreements	151.6	—
Other long-term liabilities	34.3	38.5
Commitments and contingencies
Stockholders'/members' equity:
Members' interest	—	410.4
Preferred stock, $0.001 par value - 50,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value - 1,000,000 shares authorized; 67,083 shares issued and outstanding as of December 31, 2015	0.1	—
Class B common stock, $0.001 par value - 500,000 shares authorized; 90,398 shares issued and outstanding as of December 31, 2015	0.1	—
Additional paid-in capital	454.6	—
Accumulated other comprehensive income	3.2	—
Accumulated deficit	(32.2)	—
Total stockholders' equity attributable to GoDaddy Inc./members' equity	425.8	410.4
Non-controlling interests	255.2	—
Total stockholders'/members’ equity	681.0	410.4
Total liabilities and stockholders'/members’ equity	$3,498.8	$3,260.7

See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Operations
(In millions, except share amounts which are reflected in thousands and per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenue:
Domains	$840.8	$763.3	$671.6
Hosting and presence	592.0	507.9	380.6
Business applications	174.5	116.1	78.6
Total revenue	1,607.3	1,387.3	1,130.8
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	565.9	518.4	473.9
Technology and development	270.2	250.8	206.0
Marketing and advertising	202.2	164.7	145.5
Customer care	221.5	190.5	150.9
General and administrative	219.7	172.0	145.8
Depreciation and amortization	158.8	152.8	140.6
Total costs and operating expenses	1,638.3	1,449.2	1,262.7
Operating loss	(31.0)	(61.9)	(131.9)
Interest expense	(69.2)	(85.0)	(71.0)
Loss on debt extinguishment	(21.4)	—	—
Other income (expense), net	1.0	0.8	1.9
Loss before income taxes	(120.6)	(146.1)	(201.0)
Benefit for income taxes	0.2	2.8	1.1
Net loss	(120.4)	(143.3)	(199.9)
Less: net loss attributable to non-controlling interests	(44.8)	—	—
Net loss attributable to GoDaddy Inc.	$(75.6)	$(143.3)	$(199.9)
Net loss per share of Class A common stock—basic and diluted(2)	$(0.81)	$(1.11)	$(1.58)
Weighted-average shares of Class A common stock outstanding—basic and diluted(2)	58,676	38,826	38,826
___________________________ (1) Costs and operating expenses include equity-based compensation expense as follows:
Technology and development	$18.2	$10.4	$4.7
Marketing and advertising	6.1	6.1	2.6
Customer care	2.9	0.8	0.6
General and administrative	13.2	12.8	8.5

(2) Amounts for periods prior to our initial public offering have been retrospectively adjusted to give effect to the organizational transactions described in Note 1. The prior period amounts do not consider the 26,000 shares of Class A common stock sold in our initial public offering. See Note 13.

See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Stockholders'/Members' Equity
(In millions, except share amounts which are reflected in thousands)

	Members' Equity	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
Balance at December 31, 2012	$1,013.7	—	$—	—	$—	$—	$—	$—	$—	$—
Net loss	(199.9)	—	—	—	—	—	—	—	—	—
Equity-based compensation expense	16.4	—	—	—	—	—	—	—	—	—
Change in value of redeemable units	(25.9)	—	—	—	—	—	—	—	—	—
Other	8.2	—	—	—	—	—	—	—	—	—
Balance at December 31, 2013	812.5	—	—	—	—	—	—	—	—	—
Net loss	(143.3)	—	—	—	—	—	—	—	—	—
Equity-based compensation expense	30.1	—	—	—	—	—	—	—	—	—
Distributions to unit and option holders	(349.6)	—	—	—	—	—	—	—	—	—
Change in value of redeemable units	(16.9)	—	—	—	—	—	—	—	—	—
Reclassification of redeemable units to members' interest	75.2	—	—	—	—	—	—	—	—	—
Other	2.4	—	—	—	—	—	—	—	—	—
Balance at December 31, 2014	410.4	—	—	—	—	—	—	—	—	—

GoDaddy Inc.
Consolidated Statements of Stockholders'/Members' Equity (continued)
(In millions, except share amounts which are reflected in thousands)

	Members' Equity	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
Net loss prior to the Reorganization Transactions	(43.4)	—	—	—	—	—	—	—	—	—
Equity-based compensation expense	8.7	—	—	—	—	31.7	—	—	—	31.7
Effect of the Reorganization Transactions	(375.9)	38,826	0.1	90,425	0.1	61.6	—	—	314.1	375.9
Issuance of Class A common stock in initial public offering, net of offering costs	—	26,000	—	—	—	480.6	—	—	—	480.6
Net loss subsequent to the Reorganization Transactions	—	—	—	—	—	—	(32.2)	—	(44.8)	(77.0)
Liability pursuant to the tax receivable agreements resulting from the Reorganization Transactions	—	—	—	—	—	(151.6)	—	—	—	(151.6)
Stock option exercises and other	0.2	1,582	—	(27)	—	20.8	—	—	(8.5)	12.3
Issuance of Class A common stock under employee stock purchase plan	—	675	—	—	—	11.5	—	—	—	11.5
Distributions to holders of LLC Units	—	—	—	—	—	—	—	—	(5.6)	(5.6)
Unrealized gain on foreign currency hedging derivatives	—	—	—	—	—	—	—	3.4	—	3.4
Other comprehensive income (loss) items	—	—	—	—	—	—	—	(0.2)	—	(0.2)
Balance at December 31, 2015	$—	67,083	$0.1	90,398	$0.1	$454.6	$(32.2)	$3.2	$255.2	$681.0

See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net loss	$(120.4)	$(143.3)	$(199.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	158.8	152.8	140.6
Equity-based compensation	40.4	30.1	16.4
Amortization of original issue discount and debt issuance costs	7.9	9.1	9.3
Loss on debt extinguishment	21.4	—	—
Deferred taxes	(3.0)	(6.8)	(3.5)
Other	4.0	1.3	(0.1)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts and other receivables	(1.2)	1.8	(2.4)
Registry deposits	(0.9)	(2.7)	0.2
Prepaid domain name registry fees	(30.7)	(21.6)	(29.2)
Prepaid expenses and other current assets	1.4	7.0	(11.7)
Other assets	(7.6)	(6.6)	1.5
Accounts payable	13.5	8.5	1.9
Accrued expenses and other current liabilities	9.5	(22.3)	60.6
Deferred revenue	165.6	166.4	169.1
Other long-term liabilities	0.7	6.9	0.5
Net cash provided by operating activities	259.4	180.6	153.3
Investing activities
Purchases of short-term investments	(7.3)	(9.0)	(12.7)
Maturities of short-term investments	5.8	9.2	12.7
Business acquisitions, net of cash acquired	(66.2)	(40.7)	(156.8)
Purchases of intangible assets	(23.5)	—	—
Purchases of property and equipment, excluding improvements	(45.3)	(51.9)	(42.7)
Purchases of leasehold and building improvements	(10.5)	(16.0)	(9.4)
Other investing activities, net	1.1	1.1	0.4
Net cash used in investing activities	(145.9)	(107.3)	(208.5)
Financing activities
Proceeds received from:
Issuance of Class A common stock sold in initial public offering, net of offering costs	482.4	(1.8)	—
Option and warrant exercises and other	12.7	2.4	3.3
Issuance of Class A common stock under employee stock purchase plan	11.5	—	—
Term loan	—	263.8	100.0
Revolving credit loan	—	75.0	—
Payments made for:
Distributions to LLC Unit and option holders	(0.8)	(349.0)	—
Repayment of senior note	(300.0)	—	—
Repayment of revolving credit loan	(75.0)	—	—
Repayment of term loan	(11.0)	(7.6)	(7.8)
Financing-related costs	(13.5)	(8.4)	(4.1)
Other financing obligations	(10.6)	(4.1)	(0.3)
Net cash provided by (used in) financing activities	95.7	(29.7)	91.1
Effect of exchange rate changes on cash and cash equivalents	(0.2)	—	—
Net increase in cash and cash equivalents	209.0	43.6	35.9
Cash and cash equivalents, beginning of period	139.0	95.4	59.5
Cash and cash equivalents, end of period	$348.0	$139.0	$95.4

GoDaddy, Inc.
Consolidated Statements of Cash Flows (continued)
(In millions)

	Year Ended December 31,
	2015	2014	2013
Supplemental cash flow information:
Cash paid during the period for:
Interest on long-term debt	$59.1	$75.4	$61.8
Income taxes, net of refunds received	$2.3	$2.3	$2.5
Supplemental information for non-cash investing and financing activities:
Fair value of contingent consideration in connection with business acquisitions	$0.9	$2.3	$—
Accrued capital expenditures, excluding improvements, at period end	$4.9	$5.8	$8.3
Accrued capital expenditures, leasehold and building improvements, at period end	$0.1	$0.4	$1.3
Property and equipment acquired under capital leases	$11.1	$16.6	$2.8
Building acquired under lease financing obligation	$—	$18.1	$5.3

See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Notes to Consolidated Financial Statements
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
Organization and Initial Public Offering
We were incorporated on May 28, 2014 for the purpose of facilitating an initial public offering (IPO) and other related transactions in order to operate the business of Desert Newco, LLC (Desert Newco) and its subsidiaries.
On April 7, 2015, we completed our IPO and sold 26,000 shares of Class A common stock at a public offering price of $20.00 per share, including 2,500 shares purchased by affiliates of certain members of our board of directors (the Board). We received $491.8 million in proceeds, net of underwriting discounts and commissions, which we used to purchase newly-issued limited liability company units (LLC Units) from Desert Newco at a price per unit equal to the IPO price.
In connection with the IPO, we completed a series of organizational transactions on April 7, 2015 (the Reorganization Transactions), including:

•
the amendment and restatement of Desert Newco’s limited liability company agreement (the New LLC Agreement) to, among other things, appoint us as sole managing member and reclassify all LLC Units as non-voting units;

•	the issuance of shares of Class B common stock to each of Desert Newco’s pre-IPO owners (the Continuing LLC Owners) on a one-to-one basis with the number of LLC Units owned; and

•	the acquisition, by merger, of four members of Desert Newco (the Reorganization Parties), for which we issued 38,826 shares of Class A common stock as consideration (the Investor Corp Mergers).
We are the sole managing member of Desert Newco. Although we have a minority economic interest, we have sole voting power in, and control the management of, Desert Newco. As a result, we consolidate Desert Newco's financial results and report a non-controlling interest related to the portion of Desert Newco not owned by us. As of December 31, 2015, we owned approximately 43% of Desert Newco.
The Reorganization Transactions were considered transactions between entities under common control. As a result, the financial statements for periods prior to the IPO and the Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes.
On December 16, 2011, investment funds managed by Kohlberg Kravis Roberts & Co. L.P. (KKR), Silver Lake Partners (Silver Lake) and Technology Crossover Ventures (TCV, and collectively with KKR and Silver Lake, the Sponsors) along with other investors purchased a controlling interest in Desert Newco from YAM Special Holdings, Inc., formerly known as The Go Daddy Group, Inc. (Holdings), an entity owned by Robert R. Parsons (Bob Parsons), Desert Newco’s founder and a member of our board of directors, in a transaction we refer to as the Merger. As a result of the Merger, we applied purchase accounting and a new basis of accounting beginning on December 17, 2011.
Basis of Presentation
Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP), and include our accounts and the accounts of our subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

GoDaddy Inc.
Notes to Consolidated Financial Statements
(In millions, except share amounts which are reflected in thousands and per share amounts)

We had no material components of other comprehensive income during any of the periods presented. As such, a consolidated statement of comprehensive income (loss) is not presented.
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
•the recognition and measurement of amounts payable as tax distributions to Desert Newco's owners; and
•the recognition and measurement of loss contingencies, indirect tax liabilities and certain accrued liabilities.
We periodically evaluate these estimates and adjust prospectively, if necessary. We believe our estimates and assumptions are reasonable; however, actual results may differ from our estimates.
Segments and Reporting Units
Our chief operating decision maker function is comprised of our Chief Executive Officer and Chief Operating Officer, who collectively review financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance for the entire company. Accordingly, we have a single operating segment and reporting unit structure.
2.    Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents includes cash on hand, other highly liquid investments purchased with a remaining maturity of 90 days or less at the date of acquisition and payments related to third-party payment processor transactions normally received within 72 hours. Amounts receivable for payment processor transactions totaled $12.2 million and $11.6 million at December 31, 2015 and 2014, respectively.
Short-Term Investments
Our short-term investments consist of certificates of deposit or bank time deposits with an original maturity in excess of 90 days, which are carried at fair value. The estimated fair value of our short-term investments is determined based on quoted market prices and approximated historical cost. We did not have any material realized or unrealized gains or losses on sales of short-term investments during any of the periods presented.

GoDaddy Inc.
Notes to Consolidated Financial Statements
(In millions, except share amounts which are reflected in thousands and per share amounts)

We classify our short-term investments as available-for-sale at the time of purchase and reevaluate such classification at each balance sheet date. We may sell our short-term investments at any time for use in current operations or for other purposes, such as consideration for acquisitions, even if they have not yet reached maturity. As a result, we classify our short-term investments, including investments with maturities beyond 12 months, as current assets.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are carried at invoiced amounts. We evaluate our receivables for collectability and record an allowance for doubtful accounts as necessary. For all periods presented, the allowance was not material.
Registry Deposits
Registry deposits represent amounts on deposit with, or receivable from, various domain name registries to be used by us to make payments for future domain registrations or renewals.
Prepaid Domain Name Registry Fees
Prepaid domain name registry fees represent amounts charged by a registry at the time a domain is registered or renewed. These amounts are amortized to cost of revenue over the same period revenue is recognized for the related domain registration contract.
Property and Equipment
Property and equipment is stated at cost. Depreciation, including for assets acquired under capital leases, is recorded over the shorter of the estimated useful life or the lease term of the applicable assets using the straight-line method beginning on the date an asset is placed in service. We regularly evaluate the estimated remaining useful lives of our property and equipment to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation. Maintenance and repairs are charged to expense as incurred.
Property and equipment consisted of the following:

	Estimated Useful Lives	December 31,
		2015	2014
Land	Indefinite	$9.0	$9.0
Computer equipment	3 years	248.7	209.5
Buildings, including improvements	2-25 years	112.8	102.5
Software	3 years	28.5	24.6
Leasehold improvements	Lesser of useful life or remaining lease term	34.1	28.0
Other	1-7 years	9.8	7.6
Building acquired under lease financing obligation	40 years	18.1	18.1
Total property and equipment		461.0	399.3
Less accumulated depreciation and amortization		(236.0)	(178.4)
Property and equipment, net		$225.0	$220.9
The gross carrying amount of property and equipment includes $31.7 million and $20.6 million of computer equipment under capital leases as of December 31, 2015 and 2014, respectively. The accumulated depreciation of the leased computer equipment was $16.1 million and $5.9 million as of December 31, 2015 and 2014, respectively.
Depreciation and amortization expense related to property and equipment, including amounts related to assets under capital leases, was $61.3 million, $55.6 million and $50.2 million during 2015, 2014 and 2013, respectively.

GoDaddy Inc.
Notes to Consolidated Financial Statements
(In millions, except share amounts which are reflected in thousands and per share amounts)

Capitalized Internal-Use Software Costs
Costs incurred to develop software for internal-use during the application development phase and for our websites are capitalized and amortized over such software’s estimated useful life. Costs related to the design or maintenance of internal-use software are included in technology and development expenses as incurred. Costs capitalized during all periods presented have not been material.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. Indefinite-lived intangible assets consist of trade names and branding acquired in the Merger and our acquired domain portfolio. Goodwill and indefinite-lived intangible assets are not amortized to earnings, but are assessed for impairment at least annually. As individual domains are sold, our indefinite-lived domain portfolio intangible asset is reduced by the allocated carrying cost of each domain, which is included in cost of revenue.
We assess impairment annually for our single reporting unit during the fourth quarter of each year. We also perform an assessment at other times if events or changes in circumstances indicate the carrying value of our goodwill or indefinite-lived trade names and branding may not be recoverable. If, based on qualitative analysis, we determine it is more-likely-than-not the fair value of our reporting unit is less than its carrying amount, a two-step impairment test is performed. Our qualitative analysis did not indicate impairment of such assets during any of the periods presented.
Our indefinite-lived domain portfolio is reviewed for impairment annually during the fourth quarter of each year. We also perform an assessment at other times if events or changes in circumstances indicate the carrying amount of the asset may not be fully recoverable. Any identified impairment loss is treated as a permanent reduction in the carrying amount of the asset. We did not record an impairment loss during any of the periods presented.
Long-Lived Assets and Finite-Lived Intangible Assets
Finite-lived intangible assets are amortized over their estimated useful lives, which are as follows:

Customer relationships acquired in the Merger	9 years
Customer relationships	1-5 years
Developed technology	1-7 years
Trade names	1-5 years
Other	3 years
Customer relationships are primarily amortized based on expected customer attrition. Developed technology, finite-lived trade names and other intangibles are amortized on a straight-line basis. We regularly evaluate the estimated remaining useful lives of our intangible assets to determine whether events or changes in circumstances warrant a revision to the remaining period of amortization.
Long-lived assets and finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term undiscounted cash flows the asset is expected to generate is less than the carrying amount of the asset being evaluated. Any write-downs are treated as permanent reductions in the carrying amount of the respective asset. We did not record an impairment loss during any of the periods presented.
Debt Issuance Costs
We defer and amortize issuance costs, underwriting fees and related expenses incurred in connection with the issuance of debt instruments using the effective interest method over the terms of the respective instruments. Debt issuance costs, other than those associated with our revolving credit loan, are reflected as a direct reduction of the carrying amount of the related debt liability. Debt issuance costs related to our revolving credit loan are reflected as an asset.
Derivative Financial Instruments

GoDaddy Inc.
Notes to Consolidated Financial Statements
(In millions, except share amounts which are reflected in thousands and per share amounts)

We enter into foreign exchange forward contracts with financial institutions to hedge certain forecasted sales transactions denominated in currencies other than the United States (U.S.) dollar. We designate these forward contracts as cash flow hedges, which are recognized as either assets or liabilities at fair value. We do not hold or issue derivative instruments for speculative or trading purposes. At December 31, 2015, the total notional amount of such contracts was $104.6 million, all having maturities of 12 months or less.
We reflect gains or losses on the effective portion of a cash flow hedge as a component of accumulated other comprehensive income. Gains and losses, once realized, are recorded as a component of accumulated other comprehensive income and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. Any ineffective portion of gains or losses are recorded as other income (expense), net. Such gains or losses were immaterial during all periods presented. Each period, we evaluate the effectiveness of each of our hedges. As of December 31, 2015, all hedges were considered effective.
Leases
We lease office and data center space in various locations. Rent expense under operating leases is recognized on a straight-line basis over the lease term taking into consideration rent abatements, scheduled rent increases and any lease incentives.
We record assets and liabilities for estimated construction costs incurred under build-to-suit lease arrangements to the extent we are involved in the construction of structural improvements or take construction risk prior to commencement of a lease. Upon completion of the construction project, we evaluate our level of continuing involvement in the facility. If we maintain significant continuing involvement, we continue to account for the facility as a financing obligation. Otherwise, we record a sale of the facility back to the landlord, and accordingly, the related construction assets and liabilities are removed from our consolidated financial statements.
Foreign Currency
Our functional currency is the U.S. dollar. Assets denominated in foreign currencies are remeasured into U.S. dollars at period-end exchange rates. Foreign currency based revenue and expense transactions are measured at transaction date exchange rates. Foreign currency remeasurement gains and losses are recorded in other income (expense), net and were $(3.5) million, $(3.0) million and $(0.7) million during 2015, 2014 and 2013, respectively.
The functional currency of certain of our foreign subsidiaries is their respective local currency. For these subsidiaries, we translate revenue and expense transactions at average exchange rates. We translate assets and liabilities at period-end exchange rates and include foreign currency translation gains and losses as a component of accumulated other comprehensive income. Such gains and losses were not material during any of the periods presented.
Revenue Recognition
Revenue is recorded when persuasive evidence of an arrangement exists, delivery of the product has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Payments received in advance of revenue recognition are recorded as deferred revenue.
We maintain a reserve to provide for refunds granted to customers. Our reserve is an estimate based on historical refund experience. Refunds reduce deferred revenue at the time they are granted and result in a reduced amount of revenue recognized over the contract term of the applicable product compared to the amount originally expected.
Consideration provided to customers for sales incentives or service disruption credits is recorded as a reduction of revenue at the later of the time the related revenue is recognized or when such consideration is offered. Such incentives and credits were not material in any of the periods presented.
Revenue arrangements with multiple deliverables are divided into separate units of accounting if each deliverable has stand-alone value to the customer. The majority of our revenue arrangements consist of multiple-element arrangements, with revenue for each unit of accounting recognized as the product or service is delivered to the customer. Our multiple-element arrangements may include a combination of some or all of the following: domain registrations, website hosting products, website building products, Secure Sockets Layer (SSL) certificates and other cloud-based products. Each of these products has stand-alone value and are sold separately.

GoDaddy Inc.
Notes to Consolidated Financial Statements
(In millions, except share amounts which are reflected in thousands and per share amounts)

Consideration is allocated to each deliverable at the inception of an arrangement based on relative selling prices. We determine the relative selling price for each deliverable based on our vendor-specific objective evidence of selling price (VSOE) or our best estimate of selling price (BESP), if VSOE is not available. We have determined third-party evidence of selling price (TPE) is not a practical alternative due primarily to the significant variability among available third-party pricing information for similar products and differences in the features of our product offerings compared to other parties.
We establish VSOE for certain of our products when a consistent number of stand-alone sales of these products have been priced within a reasonably narrow range. We are unable to establish VSOE when we lack pricing consistency, primarily related to our marketing strategies and variability in pricing due to promotional activity.
For products where VSOE is not available, we determine BESP by considering our overall pricing objectives and market conditions. Significant factors taken into consideration include historical and expected discounting practices, the size, volume and term length of transactions, customer demographics, the geographic areas in which our products are sold and our overall go-to-market strategy.
We sell our products directly to customers and also through a network of resellers. In certain cases, we act as a reseller of products provided by others. The determination of gross or net revenue recognition is reviewed on a product by product basis and is dependent on whether we act as principal or agent in the transaction. Revenue associated with sales through our network of resellers is recorded on a gross basis as we have determined we are the primary obligor in the contractual arrangements with end customers. The commission paid to resellers is expensed as a cost of revenue over the same period in which the associated revenue is recognized.
Domains. Domains revenue primarily consists of domain registrations and renewals, domain privacy, domain application fees, domain back-orders, aftermarket domain sales and fee surcharges paid to ICANN. Domain registrations provide a customer with the exclusive use of a domain during the applicable contract term. After the contract term expires, unless renewed, the customer can no longer access the domain. Fees are recorded as deferred revenue at the time of sale, and revenue, other than for aftermarket domain sales, is recognized as the product or service is delivered to the customer. Aftermarket domain revenue is recognized when control of the domain is transferred to the buyer.
Hosting and presence. Hosting and presence revenue primarily consists of website hosting products, website building products, an online shopping cart, search engine optimization and SSL certificates for encrypting data between the online browser and the certificate owner’s server. Fees are recorded as deferred revenue at the time of sale, and revenue is recognized as the product or service is delivered to the customer.
Business applications. Business applications revenue primarily consists of email accounts, online calendar, online data storage, third-party productivity applications, email marketing and enrollment fees paid by our resellers. Fees are recorded as deferred revenue at the time of sale, and revenue is recognized as the product or service is delivered to the customer.
Operating Expenses
Cost of Revenue (excluding depreciation and amortization)
Substantially all cost of revenue relates to domain registration costs. Cost of revenue also includes payment processing fees, reseller commissions, software licensing fees directly related to products sold, professional website development personnel costs and costs associated with sales from our domain portfolio.
Technology and Development
Technology and development expenses primarily consist of personnel costs associated with the design, development, deployment, testing, operation and enhancement of our products as well as costs associated with the data centers, systems, storage and telecommunications infrastructure supporting those products (excluding depreciation expense). Technology and development expenses also include third-party development costs, localization costs incurred to translate products for international markets and technology licensing and support and maintenance costs.
Marketing and Advertising
Marketing and advertising expenses primarily consist of online traffic generation costs, television and radio advertising, spokesperson and event sponsorships, personnel costs associated with our marketing and public relations functions and affiliate program commissions.

GoDaddy Inc.
Notes to Consolidated Financial Statements
(In millions, except share amounts which are reflected in thousands and per share amounts)

Advertising costs are expensed either as incurred, at the time a commercial initially airs or when a promotion first appears in the media. Advertising expenses were $177.6 million, $139.4 million and $121.1 million during 2015, 2014 and 2013, respectively. At December 31, 2015, we had contractual commitments for certain marketing agreements with future payments totaling $20.4 million due in 2016.
Customer Care
Customer care expenses primarily consist of personnel costs associated with our customer consultation and care team. Customer care expenses also include third-party customer care center operating costs.
General and Administrative
General and administrative expenses primarily consist of personnel and related overhead costs for our executive leadership, accounting, finance, legal and human resource functions. General and administrative expenses also include professional service fees for audit, legal, tax, accounting and acquisitions, rent for all office space, insurance and other general costs.
Equity-Based Compensation
Equity-based awards are accounted for using the fair value method. Grant date fair values are determined using the Black-Scholes option pricing model and a single option award approach. The measurement date for performance vesting options is the date on which the applicable performance criteria are approved by our Board. Key assumptions used in the determination of fair value are as follows:
Expected term. The expected term represents the period equity-based awards are expected to be outstanding. Because of the lack of sufficient historical data necessary to calculate the expected term, we use the simple average of the vesting period and the contractual term to estimate the expected term for our equity-based awards.
Expected volatility. We determine the expected stock price volatility based on the historical volatilities of our peer group since there is not a sufficient trading history for our Class A common stock. Industry peers consist of several public companies in the technology industry similar to us in size, stage of life cycle and financial leverage. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient trading history of our Class A common stock becomes available. If circumstances change such that the identified companies are no longer similar to us, we will revise our peer group to substitute more suitable companies in this calculation.
Expected dividend yield. We use a dividend rate of 0.0% based on our expectation of not paying dividends in the foreseeable future.
Risk-free interest rate. We base the risk-free interest rate on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the award on the grant date.
The fair value of awards granted was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Expected term (in years)	6.3	6.5	6.5
Expected volatility	39.1%	42.2%	43.9%
Expected dividend yield	—	—	—
Risk-free interest rate	1.7%	1.9%	1.2%
Historical data is used to estimate the expected number of future award forfeitures, which is adjusted based on actual experience.
Income Taxes
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events included in the financial statements. Under this method, we

GoDaddy Inc.
Notes to Consolidated Financial Statements
(In millions, except share amounts which are reflected in thousands and per share amounts)

determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period in which the enactment date occurs.
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
Interest and penalties related to income taxes are included in benefit (provision) for income taxes, and were not material during any of the periods presented.
Payable to Related Parties Pursuant to the TRAs
Concurrent with the completion of the IPO, we became a party to five Tax Receivable Agreements (TRAs). Four of the TRAs are between us and each of the Reorganization Parties, with the fifth being between us and the Continuing LLC Owners. Under the TRAs with the Reorganization Parties, we generally will be required to pay to each Reorganization Party approximately 85% of the amount of calculated tax savings, if any, we are deemed to realize as a result of (1) any existing tax attributes of LLC Units acquired in the applicable Investor Corp Merger, (2) NOLs available as a result of the applicable Investor Corp Merger and (3) tax benefits related to imputed interest. The other TRA provides for payment to our pre-IPO owners of approximately 85% of the amount of the calculated tax savings, if any, we are deemed to realize due to the use of tax attributes acquired from exchanges of LLC Units (together with the corresponding shares of Class B common stock) for Class A common stock.
When LLC Units are exchanged, we receive certain tax attributes, including the original basis adjustments (the OBAs) created from the original acquisition of the LLC Units plus any anticipated basis adjustments. The OBAs entitle us to the depreciation and amortization previously allocable to the original owner of such units. The anticipated basis adjustments will increase, for tax purposes, our depreciation and amortization deductions. To the extent these deductions are used to reduce our taxable income, thereby resulting in actual tax savings, we will be required to pay the original owners approximately 85% of such savings, which is recorded as an additional liability under the TRAs when deemed probable. Adjustments to the liability under the TRAs based on changes in anticipated future taxable income are recorded in our consolidated statement of operations.
Unutilized depreciation and amortization deductions related to the OBAs and the anticipated basis adjustments are converted to net operating loss (NOL) carryforwards. If the utilization of NOL carryforwards is considered to be more-likely-than-not, a liability under the TRAs relating to NOL carryforwards is recorded.
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

GoDaddy Inc.
Notes to Consolidated Financial Statements
(In millions, except share amounts which are reflected in thousands and per share amounts)

We hold certain assets required to be measured at fair value on a recurring basis. These include reverse repurchase agreements and certificates of deposit, which are classified as either cash and cash equivalents or short-term investments. We classify these assets within Level 1 or Level 2 because we use either quoted market prices or alternative pricing sources utilizing market observable inputs to determine their fair value, as follows:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Reverse repurchase agreements	$—	$40.0	$—	$40.0
Short-term investments:
Certificates of deposit	4.5	—	—	4.5
Total assets measured and recorded at fair value	$4.5	$40.0	$—	$44.5

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Short-term investments:
Bank time deposit	$3.0	$—	$—	$3.0
Total assets measured and recorded at fair value	$3.0	$—	$—	$3.0
We have no other material assets or liabilities measured at fair value on a recurring basis.
Business Combinations
We include the results of operations of acquired businesses as of the respective acquisition dates. Purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values, with the excess recorded as goodwill. If applicable, we estimate the fair value of contingent consideration payments in determining the purchase price. Measurement period adjustments to provisional purchase price allocations are recognized in the period in which they are determined, with the effect on earnings of changes in depreciation, amortization or other income resulting from such changes calculated as if the accounting had been completed at the acquisition date. Contingent consideration is adjusted to fair value in subsequent periods as an increase or decrease in general and administrative expenses. Acquisition related costs are expensed as incurred.
Concentrations of Risks
Our financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. Although we deposit cash with multiple banks, these deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. These deposits may generally be redeemed upon demand and bear minimal risk.
No single customer represented over 10% of our total revenue for any period presented.
In order to reduce the risk of downtime of the products we provide, we have established data centers in various geographic regions. We have internal procedures to restore products in the event of disaster at any of our data center facilities. We serve our customers and users from data center facilities operated either by us or third parties, which are located in Mesa, Scottsdale and Phoenix, Arizona; Los Angeles, California; Ashburn, Virginia; Singapore and Amsterdam, The Netherlands. Even with these procedures for disaster recovery in place, the availability of our products could be significantly interrupted during the implementation of restoration procedures.
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

GoDaddy Inc.
Notes to Consolidated Financial Statements
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
In February 2015, the FASB issued new guidance related to consolidations. The new standard amends the guidelines for determining whether certain legal entities should be consolidated. The new standard is effective for annual and interim reporting periods beginning after December 15, 2015. The adoption of this guidance in the fourth quarter of 2015 did not have a material impact on our consolidated financial statements.
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
In February 2016, the FASB issued new guidance related to accounting for leases. The new standard requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and provide additional information about the nature of an organization’s leasing activities. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases and amounts previously recognized in accordance with the business combinations guidance for leases. We are currently evaluating our expected adoption method and the impact of this new standard on our consolidated financial statements.
3.    Business Acquisitions
2015 Acquisitions
During the year ended December 31, 2015, we completed four acquisitions for cash of $64.7 million and additional contingent earn-out payments subject to the achievement of certain revenue targets. We recognized a liability of $0.9 million representing the initial estimated fair value of the contingent consideration at the acquisition date. These acquisitions are not material to our results of operations, and as a result, no proforma financial information is presented.
The aggregate purchase price was allocated to the assets acquired and liabilities assumed based upon our assessment of fair values as of the respective acquisition dates with $60.2 million attributed to identified indefinite-lived intangible assets, $3.2 million to other identified finite-lived intangible assets, $2.2 million to goodwill, which is deductible for income tax purposes, and $0.9 million of net liabilities assumed. Identified intangible assets, which were valued using either income- or cost-based approaches, include an indefinite-lived domain portfolio and customer-related intangible assets, developed technology and branding. The acquired finite-lived intangible assets have a weighted-average amortization period of 2.0 years.
2014 Acquisition
During 2014, we completed an acquisition for cash of $42.0 million and additional contingent earn-out payments of up to an additional $3.0 million payable upon the achievement of specified milestones. We recognized a liability of $2.3 million representing the estimated fair value of the contingent consideration at the acquisition date. This acquisition is not material to our results of operations.

GoDaddy Inc.
Notes to Consolidated Financial Statements
(In millions, except share amounts which are reflected in thousands and per share amounts)

The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon our assessment of fair values as of the acquisition date with $33.6 million attributed to goodwill, which is deductible for income tax purposes, $10.8 million to identified intangible assets and $0.1 million of net liabilities assumed. The identified finite-lived intangible assets, which primarily include developed technology and customer relationships valued using either income- or cost-based approaches, have a weighted-average amortization period of 4.5 years. The acquisition was expected to provide enhanced online capabilities to our customers, and goodwill was primarily attributable to synergies expected to arise after the acquisition.
2013 Acquisitions
During 2013, we completed five acquisitions for consideration consisting of: (1) cash of $158.5 million; (2) 365 LLC Units valued at $4.1 million; (3) warrants for the purchase of 126 LLC Units valued at $0.6 million; and (4) the assumption of vested options valued at $0.2 million. These acquisitions are not material to our results of operations.
The aggregate purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon our assessment of fair values as of the respective acquisition dates with $112.3 million attributed to goodwill, of which $30.8 million is not deductible for income tax purposes, $59.7 million to identified intangible assets, $7.4 million to property and equipment, $8.1 million to deferred revenue, $7.6 million to net deferred tax liabilities and $0.3 million of net liabilities assumed. The identified finite-lived intangible assets primarily include customer relationships, developed technology and trade names.
In connection with one of the acquisitions, we issued 618 LLC Units valued at $7.0 million subject to employment-based vesting over a period of 30 months following the acquisition date. As vesting of these awards is subject to continuing employment, we record equity-based compensation expense over the vesting period, which is included in the amounts shown in Note 6.
4.    Goodwill and Intangible Assets
The following table summarizes changes in our goodwill balance:

Balance at December 31, 2013	$1,627.6
Goodwill related to acquisitions	33.6
Balance at December 31, 2014	1,661.2
Goodwill related to acquisitions	2.2
Balance at December 31, 2015	$1,663.4

GoDaddy Inc.
Notes to Consolidated Financial Statements
(In millions, except share amounts which are reflected in thousands and per share amounts)

Intangible assets, net are summarized as follows:

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Domains Sold	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	n/a	$445.0
Domain portfolio	61.2	n/a	$(3.7)	57.5
Finite-lived intangible assets:
Customer-related	361.2	$(196.8)	n/a	164.4
Developed technology	210.1	(148.0)	n/a	62.1
Trade names	11.2	(5.2)	n/a	6.0
Other	1.1	(0.8)	n/a	0.3
	$1,089.8	$(350.8)	$(3.7)	$735.3

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Finite-lived intangible assets:
Customer-related	336.9	$(143.1)	193.8
Developed technology	209.5	(107.4)	102.1
Trade names	10.9	(2.8)	8.1
Other	1.1	(0.4)	0.7
	$1,003.4	$(253.7)	$749.7
During 2015, we purchased a customer-related intangible asset for $22.5 million in cash. The purchased intangible asset was valued at cost and will be amortized over 48 months based on expected customer attrition. Transaction costs were immaterial and were expensed as incurred.
Customer-related intangible assets, developed technology, trade names and other intangible assets have weighted-average useful lives from the date of purchase of 99 months, 64 months, 58 months and 36 months, respectively. Amortization expense was $97.5 million, $97.2 million and $90.4 million during 2015, 2014 and 2013, respectively. The weighted-average remaining amortization period for amortizable intangible assets was 47 months as of December 31, 2015.
Based on the balance of finite-lived intangible assets at December 31, 2015, expected future amortization expense is as follows:

Year Ending December 31:
2016	$89.1
2017	52.8
2018	44.6
2019	25.9
2020	20.4
Thereafter	—
$232.8

GoDaddy Inc.
Notes to Consolidated Financial Statements
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
Desert Newco Recapitalization
Desert Newco's board of directors adopted the New LLC Agreement, which became effective on March 31, 2015 immediately following the effectiveness of the Registration Statement. The New LLC Agreement, among other things, appointed us as Desert Newco's sole managing member and reclassified all outstanding LLC Units as non-voting units. The New LLC Agreement also revised the tax rate applicable to the tax distributions Desert Newco is required to make to the holders of LLC Units, including us, as described in Note 12.
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
We also acquired the tax attributes of the Reorganization Parties, which were recorded generally as deferred tax assets at the time of the Investor Corp Mergers. These attributes include NOLs, tax credit carryforwards and OBAs arising from the original acquisition of LLC Units by the Reorganization Parties, as described in Note 12.
Initial Public Offering
As described in Note 1, on April 7, 2015, we completed our IPO and sold 26,000 shares of Class A common stock at a public offering price of $20.00 per share, receiving $491.8 million in proceeds, net of underwriting discounts and commissions, which we used to purchase newly-issued LLC Units from Desert Newco at a price per unit equal to the IPO price. In connection with the IPO, we issued 90,425 shares of Class B common stock to the Continuing LLC Owners.
We incurred $11.2 million, including $1.8 million paid in 2014, of legal, accounting, printing and other professional fees related to the IPO, including $1.3 million and $0.1 million paid on behalf of the Sponsors and Bob Parsons, respectively. These amounts were charged against additional paid-in capital upon completion of the IPO.

GoDaddy Inc.
Notes to Consolidated Financial Statements
(In millions, except share amounts which are reflected in thousands and per share amounts)

We primarily used the net IPO proceeds to make certain payments to the Sponsors and Bob Parsons as described in Note 15 and to repay the senior note payable to Holdings and all amounts drawn on our revolving credit loan as described in Note 9.
Distribution to Holders of LLC Units
In May 2014, Desert Newco’s board of directors authorized a $350.0 million distribution to holders of LLC Units and to holders of certain assumed options, including amounts to be paid in future periods as certain restricted units vest. During 2015 and 2014, Desert Newco paid $0.5 million and $349.0 million of the distribution, respectively. Holders of other equity-based awards received an approximate $2.60 per unit adjustment to the exercise price of their awards, in accordance with the antidilution provisions of the Desert Newco, LLC 2011 Unit Incentive Plan (the 2011 Plan), which is equivalent to the per unit amount of the cash distribution. These equitable adjustments preserved the intrinsic value among all equity-based awards. The distribution was considered an equity restructuring, and accordingly, modification accounting was applied. We evaluated whether any additional equity-based compensation expense would need to be recognized, to the extent the fair value of any modified awards plus the cash to be received (if applicable) exceeded the fair value of the original awards before the modification. No material additional equity-based compensation expense was required as a result of the modification.
The equity restructuring was in accordance with a pre-existing contractual antidilution provision; therefore, the cash paid did not impact our earnings per share computation and the changes to the options not receiving a cash award were accounted for by increasing the denominator in our earnings per share computation using the treasury stock method.
6.    Equity-Based Compensation Plans
Our Board adopted the 2015 Equity Incentive Plan (the 2015 Plan), which became effective on March 31, 2015 upon the effectiveness of the Registration Statement. We reserved a total of 6,050 shares of Class A common stock for issuance pursuant to the 2015 Plan. In addition, the shares reserved for issuance include 4,235 shares reserved but unissued under the 2011 Plan plus up to 28,133 shares rolled over from the 2011 Plan and from certain other option plans assumed in connection with acquisitions. The number of shares reserved for issuance will be increased automatically on January 1st of each year, beginning in 2016, by a number equal to the least of (i) 20,571 shares, (ii) 4% of the total shares of all classes of common stock outstanding as of the last day of the preceding year or (iii) such other amount as may be determined by our Board. As of December 31, 2015, 9,581 shares were available for issuance as future awards under the 2015 Plan.
Our Board adopted the 2015 Employee Stock Purchase Plan (the ESPP), which became effective on March 31, 2015 upon the effectiveness of the Registration Statement. We reserved a total of 2,000 shares of Class A common stock for issuance pursuant to the ESPP. The number of shares reserved for issuance will be increased automatically on January 1st of each year, beginning in 2016, by a number equal to the least of (i) 1,000 shares, (ii) 1% of the total shares of all classes of common stock outstanding as of the last day of the preceding year or (iii) such other amount as may be determined by our Board. As of December 31, 2015, 1,325 shares were available for issuance as future awards under the ESPP.
We grant options at exercise prices equal to the fair market value of our Class A Common Stock on the grant date. We recognize the grant date fair value of equity-based awards as compensation expense over the required service period of each award, taking into the account the probability of our achievement of associated predetermined performance targets.
We apply the straight-line attribution method to recognize equity-based compensation expense associated with awards not subject to graded vesting. For awards subject to graded vesting and performance based awards, we recognize compensation expense separately for each vesting tranche. We also estimate when and if performance based awards will be earned. If an award is not considered probable of being earned, no amount of compensation expense is recognized. If the award is deemed probable of being earned, compensation expense is recorded over the estimated service period.
We grant options vesting solely upon the continued employment of the recipient (Time Options) as well as options vesting upon the achievement of predetermined annual or cumulative financial-based targets coinciding with our fiscal year (Performance Options). According to the award terms, Time Options vest equally on each of the four or five successive anniversaries of the vesting commencement date, and Performance Options vest based on the achievement of predetermined performance targets in each of the successive four or five fiscal years. In the event the performance targets are not achieved in any given year, the Performance Options for such year will subsequently vest upon the achievement of cumulative performance targets in the following fiscal year. Vesting of the Time Options and Performance Options is also subject to acceleration in the

GoDaddy Inc.
Notes to Consolidated Financial Statements
(In millions, except share amounts which are reflected in thousands and per share amounts)

event of a change in control. Each of these options, whether Time Options or Performance Options, have a contractual term of ten years.
The following table summarizes our option activity:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Grant- Date Fair Value ($)	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2012	16,288		$5.27
Grants, including 167 assumed in acquisitions	10,777	$4.98	8.32
Exercises	(228)		5.09
Forfeitures	(1,032)		7.93
Outstanding at December 31, 2013	25,805		6.42
Grants	4,787	7.83	16.70
Exercises	(1,760)		4.26
Forfeitures	(2,180)		8.14
Outstanding at December 31, 2014	26,652		8.27
Grants	3,926	9.77	23.66
Exercises	(1,749)		7.65
Forfeitures	(1,410)		13.47
Outstanding at December 31, 2015	27,419		10.25	6.9	$598.3
Vested at December 31, 2015	13,655		6.07	5.8	354.9
During 2015, 2014 and 2013, we recognized $40.4 million, $30.1 million, and $16.4 million of equity-based compensation expense, respectively, including $3.6 million, $3.7 million and $0, respectively, of additional expense resulting from the modification of certain awards. At December 31, 2015, total unrecognized compensation expense related to non-vested awards was $53.8 million with an expected remaining weighted-average recognition period of approximately 2.2 years. During 2013, we determined the performance targets relating to a portion of our Performance Options would not be met, and accordingly, reversed $1.8 million of previously recognized equity-based compensation expense. We currently believe the performance targets related to the vesting of performance options will be achieved. If such targets are not achieved, or are subsequently determined to not be probable of being achieved, we will not recognize any compensation expense relating to performance options, and will reverse any previously recognized expense.
The fair value of each ESPP share is estimated on the first day of each offering period using the Black-Scholes option pricing model, and is recognized as equity-based compensation expense on a straight-line basis over the term of each six-month offering period. Compensation expense recognized for ESPP shares is included in the totals noted above. As of December 31, 2015, $2.4 million has been withheld on behalf of employees for future purchases under the ESPP, which is included in accrued expenses and other current liabilities. At December 31, 2015, total unrecognized compensation expense related to ESPP shares was $2.8 million, which will be recognized during the first half of 2016.

GoDaddy Inc.
Notes to Consolidated Financial Statements
(In millions, except share amounts which are reflected in thousands and per share amounts)

7.    Deferred Revenue
Deferred revenue consisted of the following:

	December 31,
	2015	2014
Current:
Domains	$497.2	$462.9
Hosting and presence	330.8	283.4
Business applications	109.7	75.1
	$937.7	$821.4
Noncurrent:
Domains	$288.5	$266.8
Hosting and presence	149.7	131.5
Business applications	40.3	30.9
	$478.5	$429.2
8.    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2015	2014
Accrued payroll and employee benefits	$64.7	$55.3
Current portion of capital lease obligation	12.0	6.6
Accrued marketing and advertising expenses	10.7	13.3
Accrued indirect tax liabilities	7.1	5.9
Transaction-based taxes payable	4.3	3.4
Accrued other	28.2	30.0
	$127.0	$114.5
9.    Long-Term Debt
Long-term debt consisted of the following:

	December 31,
	2015	2014
Term Loan due May 13, 2021 (effective interest rate of 5.1% at December 31, 2015 and 5.2% at December 31, 2014)	$1,083.5	$1,094.5
9% Note payable to Holdings (Senior Note)	—	300.0
Revolving Credit Loan due May 13, 2019 (effective interest rate of 4.0% at December 31, 2014)	—	75.0
Total	1,083.5	1,469.5
Less unamortized original issue discounts on long-term debt(1)	(36.8)	(50.6)
Less unamortized debt issuance costs(1)	(2.7)	(4.1)
Less current portion of long-term debt	(4.2)	(4.4)
	$1,039.8	$1,410.4

(1)	Original issue discounts and debt issuance costs are amortized to interest expense over the life of the related debt instruments using the effective interest method.

GoDaddy Inc.
Notes to Consolidated Financial Statements
(In millions, except share amounts which are reflected in thousands and per share amounts)

Term Loan and Revolving Credit Loan
We originally entered into our secured credit agreement (the Credit Facility) on December 16, 2011, consisting of a $750.0 million original balance term loan maturing on December 16, 2018 (the Term Loan) and an available $75.0 million revolving credit loan maturing on December 16, 2016 (the Revolving Credit Loan). The Term Loan was issued at a 5% discount on the face of the note at the time of original issuance for net proceeds totaling $712.5 million. We refinanced the Term Loan on multiple occasions lowering our effective interest rate. Additionally, on October 1, 2013, we borrowed an additional $100.0 million on the Term Loan, bringing the then outstanding principal balance to $835.0 million. Our evaluations determined modification accounting applied for each refinancing and the additional borrowing. Modifications occurring less than one year apart were evaluated against the terms of the debt in place on year prior.
In May 2014, we amended and restated the Credit Facility to increase the Term Loan to $1,100.0 million and the available capacity on the Revolving Credit Loan to $150.0 million. The maturity dates of the Term Loan and Revolving Credit Loan were extended to May 13, 2021 and May 13, 2019, respectively. Borrowings under the refinanced Credit Facility bear interest at a rate equal to, at our option, either (a) LIBOR (not less than 1.0% for the Term Loan only) plus 3.25% per annum or (b) 2.25% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate, or (iii) one-month LIBOR plus 1.0%. The interest rate margins above reflect reductions of 0.25% following the IPO and an additional 0.25% due to our achievement of certain leverage criteria.
In evaluating the May 2014 amendment, we compared the net present value cash flows of the Term Loan in place one year prior to the date of the amendment and the amended Term Loan, which varied by less than 1%, and concluded the loans were not substantially different. As a result, we accounted for the Term Loan amendment as a debt modification and fees paid to the lenders of $5.4 million were recorded as an additional discount on the Term Loan. In addition, as a result of the additional borrowing capacity of the Revolving Credit Loan, we accounted for the Revolving Credit Loan amendment as a modification. We incurred $1.6 million of financing-related fees related to the modification of the Revolving Credit Loan, which were recorded as an asset to be amortized to interest expense over the life of the related debt using the effective interest method.
In addition to paying interest on outstanding principal under the Term Loan, we are required to pay a commitment fee to the lenders under the Revolving Credit Loan for any unutilized commitments. During 2015, the commitment fee rate was reduced from 0.50% to 0.375% per annum due to our achievement of certain leverage criteria.
The Credit Facility requires us to prepay outstanding term loans, subject to certain exceptions, with percentages of excess cash flow, proceeds of non-ordinary course asset sales or dispositions of property, insurance or condemnation proceeds and proceeds from the incurrence of certain debt.
The Credit Facility contains certain covenants, including, among other things, covenants limiting our ability to incur additional indebtedness, sell assets, incur additional liens, make certain fundamental changes, pay distributions and make certain investments. Additionally, the Credit Facility also requires us to maintain certain financial ratios. All obligations under the Credit Facility are unconditionally guaranteed by the assets of substantially all of our subsidiaries. At December 31, 2015, we were not in violation of any covenants of the Credit Facility.
In April 2015, we made a payment of $75.0 million to repay all amounts drawn on the Revolving Credit Loan. At December 31, 2015, we have $150.0 million available for borrowing under the Revolving Credit Loan.
The estimated fair value of the Term Loan was $1,080.8 million at December 31, 2015 based on observable market prices for this loan, which is traded in a less active market and is therefore classified as a Level 2 fair value measurement.
Senior Note
On December 16, 2011, we issued the 9% Senior Note to Holdings. In April 2015, we made a payment to Holdings totaling $316.0 million to repay the Senior Note, consisting of principal of $300.0 million, prepayment premium of $13.5 million, which was recorded as a loss on debt extinguishment, and accrued interest of $2.5 million. Additionally, in connection with the repayment, $7.1 million of unamortized original issue discount and $0.8 million of deferred financing costs were recorded as a loss on debt extinguishment. Following this payment, the Senior Note was canceled.

GoDaddy Inc.
Notes to Consolidated Financial Statements
(In millions, except share amounts which are reflected in thousands and per share amounts)

Reclassification of Debt Issuance Costs
In conjunction with the original issuance of the Term Loan, Revolving Credit Loan and Senior Note during 2011 and the modification of the Revolving Credit Loan in May 2014, we incurred a total of $10.7 million of financing-related fees. In 2015, we adopted newly-issued guidance regarding the presentation of debt issuance costs, and accordingly, we retrospectively reclassified $4.1 million of debt issuance costs related to the Term Loan and Senior Note from prepaid expenses and other current assets and other assets to be a direct deduction of the carrying amount of the debt liability at December 31, 2014.
As of December 31, 2015 and 2014, $2.1 million and $2.7 million of unamortized debt issuance costs related to the Revolving Credit Loan are recorded as an asset. Such amounts are not recorded as a reduction of the debt liability because doing so would reduce the debt liability for Revolving Credit Loan below $0.
Future Debt Maturities
Aggregate principal payments, exclusive of any unamortized original issue discounts and debt issuance costs, due on long-term debt as of December 31, 2015 are as follows:

Year Ending December 31:
2016	$11.0
2017	11.0
2018	11.0
2019	11.0
2020	11.0
Thereafter	1,028.5
$1,083.5
10.    Commitments and Contingencies
Lease Financing Obligation
In April 2013, we entered into an 11 year lease agreement for new office space in Tempe, Arizona under which we occupied the total available space commencing in September 2014. The lease agreement allowed for rent abatement during the first full year, with rent payments of $0.3 million per month thereafter, consisting of both base rent and a tenant improvement allowance. The lease provides us with two consecutive options to extend the term for five years each. In the event we choose to extend the term of the lease, the monthly rent for each additional term will be based on 95% of the then-prevailing market rate.
As a result of our involvement during the construction period, we were considered to be the owner of the construction project for accounting purposes. Upon completion of construction in September 2014, we did not meet the sale-leaseback criteria for derecognition of the building assets and liabilities; therefore, we were required to record an asset representing the total cost of the building paid by the lessor and the lease is accounted for as a financing obligation. We capitalized $18.1 million of construction costs incurred by the lessor, which are being depreciated over an estimated useful life of 40 years. Rent payments are treated as principal and interest payments on the lease financing obligation, with an amount recorded as estimated land lease expense each period. The lease financing obligation at the end of the lease term will approximate the net book value of the building to be relinquished to the lessor. As of December 31, 2015, the lease financing obligation totaled $19.9 million, of which $19.8 million is included in other long-term liabilities.

GoDaddy Inc.
Notes to Consolidated Financial Statements
(In millions, except share amounts which are reflected in thousands and per share amounts)

Future minimum payments under this lease as of December 31, 2015 are as follows:

Year Ending December 31:
2016	$3.2
2017	3.2
2018	3.2
2019	3.2
2020	3.5
Thereafter	15.7
$32.0
Leases
We lease office space, data center space (including commitments for specified levels of power), vehicles and certain computer equipment under operating and capital leases expiring at various dates through September 2026. Total operating lease rent expense was $42.2 million, $39.3 million and $29.6 million during 2015, 2014 and 2013, respectively.
Future minimum lease obligations under capital leases and non-cancelable operating leases with initial terms in excess of one year at December 31, 2015 are as follows:

Year Ending December 31:	Capital Leases	Operating Leases
2016	$12.4	$40.1
2017	4.5	21.4
2018	0.3	14.8
2019	—	9.9
2020	—	8.2
Thereafter	—	34.8
Total minimum payments	17.2	$129.2
Less: amount representing interest	(0.4)
Capital lease obligation	$16.8
Service Agreements
We have entered into long-term agreements with certain vendors to provide for software and equipment maintenance, specified levels of bandwidth and other services. Under these arrangements, we are required to make periodic payments. Future minimum obligations under these non-cancelable agreements with initial terms in excess of one year at December 31, 2015 are as follows:

Year Ending December 31:
2016	$10.9
2017	3.2
2018	0.1
Thereafter	—
Total minimum payments	$14.2
Litigation
From time-to-time, we are a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, breach of contract claims and other asserted and unasserted claims. We investigate these claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. While the results of such normal course claims and legal proceedings cannot be predicted with certainty, management does not believe, based on current knowledge and the likely timing of resolution of various matters, any

GoDaddy Inc.
Notes to Consolidated Financial Statements
(In millions, except share amounts which are reflected in thousands and per share amounts)

additional reasonably possible potential losses above the amount accrued for such matters would be material to our consolidated financial statements. Regardless of the outcome, legal proceedings may have an adverse effect on us because of defense costs, diversion of management resources and other factors.
In December 2014, we entered into a settlement agreement with an insurance carrier under which we would receive $7.5 million. As a result of this settlement, we reduced general and administrative expenses by $5.1 million in 2014, representing the total costs incurred through December 31, 2014. We also recorded $2.4 million in other long-term liabilities, as such amount represented our best estimate of the potential future losses. The full amount of the settlement was recorded in prepaid expenses and other current assets as of December 31, 2014 and was received from the insurance carrier in January 2015. During 2015, we determined there was no longer a probable future loss and reversed the remaining accrued amount as a reduction of general and administrative expenses.
Indemnifications
In the normal course of business, we have made certain indemnities under which we may be required to make payments in relation to certain transactions. These include indemnities to our directors and officers to the maximum extent permitted under applicable state laws and indemnifications related to certain lease agreements. In addition, certain advertiser and reseller partner agreements contain indemnification provisions, which are generally consistent with those prevalent in the industry. We have not incurred material obligations under indemnification provisions historically, and do not expect to incur material obligations in the future. Accordingly, we have not recorded any liabilities related to such indemnities as of December 31, 2015 and 2014.
We include service level commitments to our customers guaranteeing certain levels of uptime reliability and performance for our hosting and premium DNS products. These guarantees permit those customers to receive credits in the event we fail to meet those levels, with exceptions for certain service interruptions including but not limited to periodic maintenance. We have not incurred any material costs as a result of such commitments during any of the periods presented, and have not recorded any liabilities related to such obligations as of December 31, 2015 and 2014.
Indirect Taxes
We are subject to indirect taxation in some, but not all, of the various states and foreign jurisdictions in which we conduct business. Laws and regulations attempting to subject communications and commerce conducted over the Internet to various indirect taxes are becoming more prevalent, both in the U.S. and internationally, and may impose additional burdens on us in the future. Increased regulation could negatively affect our business directly, as well as the businesses of our customers. Taxing authorities may impose indirect taxes on the Internet-related revenue we generate based on regulations currently being applied to similar, but not directly comparable, industries. There are many transactions and calculations where the ultimate indirect tax determination is uncertain. In addition, domestic and international indirect taxation laws are complex and subject to change. We may be audited in the future, which could result in changes to our indirect tax estimates. We continually evaluate those jurisdictions in which nexus exists, and believe we maintain adequate indirect tax accruals.
In 2013, we recorded an indirect tax liability of $26.5 million in general and administrative expense, reflecting our best estimate of the probable liability, based on an analysis of our business activities, revenues likely subject to indirect taxes and applicable regulations in each taxing jurisdiction. Of this amount, $10.1 million related to periods prior to December 16, 2011 and was indemnified by Holdings, for which an indemnification asset was recognized.
During 2014, we continued our process of evaluating those jurisdictions in which nexus exists, and where products are taxable under applicable tax regulations. We revised our indirect tax liability calculation and identified an error related to the over accrual of the indirect tax liability and related indemnification asset as of December 31, 2013. Based on this additional analysis, we determined $6.4 million of the amount recorded in 2013 was in error, of which $2.9 million related to periods indemnified by Holdings and $1.8 million related to 2012. We reversed $3.5 million of previously recorded expense for indirect taxes to correct this error based on our revised analysis, and determined the amounts related to prior annual and interim periods were not material to our consolidated financial statements.
During 2014, we made payments totaling $17.2 million to various jurisdictions for indirect tax liabilities relating to prior periods. We recorded an expense of $4.1 million to increase our indirect tax liability for current period sales activity and reduced our liability by $1.2 million due to changes in estimates. We also received $6.6 million from Holdings as payment for

GoDaddy Inc.
Notes to Consolidated Financial Statements
(In millions, except share amounts which are reflected in thousands and per share amounts)

the indemnified portion of the indirect tax liability, and as a result, agreed to release Holdings from its indemnification obligation for certain transaction-based taxes.
As of December 31, 2015 and 2014, our accrual for estimated indirect tax liabilities was $7.1 million and $5.9 million, respectively, reflecting our best estimate of the probable liability based on an analysis of our business activities, revenues subject to indirect taxes and applicable regulations in each jurisdiction. Although we believe our indirect tax estimates and associated reserves are reasonable, the final determination of indirect tax audits and any related litigation could be different than the amounts established for indirect tax contingencies.
11.     Defined Contribution Plan
We maintain a defined contribution 401(k) plan covering all eligible employees, who may contribute up to 100% of their compensation, subject to limitations established by the Internal Revenue Code. We match employee contributions on a discretionary basis. Expense for our matching contributions was $8.6 million, $7.7 million and $6.8 million during 2015, 2014 and 2013, respectively.
12.    Income Taxes
We are required to file federal and applicable state corporate income tax returns and recognize income taxes on pre-tax income, which in prior years consisted primarily of our share of Desert Newco's pre-tax income. Desert Newco has been and will continue to be treated as a partnership for U.S. income tax purposes. As such, Desert Newco is considered a pass-through entity and generally does not pay income taxes on its taxable income in most jurisdictions. Instead, Desert Newco's members, of which we are one, are liable for U.S. federal and state income taxes based on their taxable income. Desert Newco is liable for income taxes in certain foreign jurisdictions, in those states not recognizing its pass-through status and for certain subsidiaries not taxed as pass-through entities. We have acquired the outstanding stock of various entities taxed as corporations, which are now owned 100% by us or our subsidiaries and are treated as an independent consolidated group for federal income tax purposes. Where required or allowed, these subsidiaries also file as a consolidated group for state income tax purposes. We anticipate this structure to remain in existence for the foreseeable future.
Our tax provision includes federal, state and foreign income taxes. The domestic and foreign components of our loss before income taxes were as follows:

	Year Ended December 31,
	2015	2014	2013
U.S. loss before tax	$(121.2)	$(149.0)	$(203.4)
Foreign income before tax	0.6	2.9	2.4
Loss before income taxes	$(120.6)	$(146.1)	$(201.0)
The benefit for income taxes was as follows:

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$(0.3)	$(0.1)	$(0.1)
State	(0.1)	(0.3)	—
Foreign	(2.4)	(3.6)	(1.9)
	(2.8)	(4.0)	(2.0)
Deferred:
Federal	2.4	4.9	2.9
State	0.4	1.7	0.4
Foreign	0.2	0.2	(0.2)
	3.0	6.8	3.1
Benefit for income taxes	$0.2	$2.8	$1.1

GoDaddy Inc.
Notes to Consolidated Financial Statements
(In millions, except share amounts which are reflected in thousands and per share amounts)

A reconciliation of the statutory federal income tax rate to our effective income tax rate was as follows:

	Year Ended December 31,
	2015	2014	2013
Expected benefit at federal statutory tax rate (35% for 2015, 34% for 2014 and 2013)	$42.2	$49.7	$68.3
Effect of rates due to pass-through entities	—	(45.8)	(66.0)
Income of non-controlling interest	(15.6)	—	—
Foreign earnings taxed at lower rates	(2.2)	(2.5)	(1.8)
State taxes, net of federal benefit	5.4	1.5	0.4
Effect of rates different than statutory	2.8	—	—
Other	(0.7)	(0.1)	0.2
Valuation allowance	(31.7)	—	—
Benefit for income taxes	$0.2	$2.8	$1.1
Our effective tax rate differs from statutory rates primarily due to Desert Newco’s pass-through structure for U.S. income tax purposes, while being treated as taxable in certain states and various foreign jurisdictions as well as for certain subsidiaries. In all foreign jurisdictions where we conduct business, except Canada, we are subject to income tax in both the U.S. and the local jurisdictions.
The components of the net deferred tax assets were as follows:

	December 31,
	2015	2014
Deferred tax assets:
Net operating losses	$131.9	$13.9
Credits and incentives	2.6	0.3
Employee compensation	0.5	0.7
Depreciation	0.3	0.1
Investment in Desert Newco	4.7	—
Other	0.7	0.9
Valuation allowance	(126.9)	—
Total deferred tax assets	13.8	15.9
Deferred tax liabilities:
Identified intangible assets	(8.4)	(13.5)
Total deferred tax liabilities	(8.4)	(13.5)
Net deferred tax assets	$5.4	$2.4
In 2015, we adopted newly-issued guidance which simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax assets and liabilities into current and noncurrent amounts. This new guidance requires all deferred tax assets and liabilities to be classified as noncurrent. Accordingly, we retrospectively reclassified $0.9 million of current deferred tax assets to noncurrent deferred tax assets as of December 31, 2014.
As a result of the Reorganization Transactions and the IPO, we acquired LLC Units and have recognized a deferred tax asset for the difference between the financial reporting and tax basis of our investment in Desert Newco. In addition, we acquired certain tax attributes, including $91.8 million of NOL and credit carryforwards, net of tax. Based on our limited operating history and future projections of taxable income, we believe there is significant uncertainty as to when we will be able to utilize these NOL and credit carryforwards. Therefore, we have concluded these deferred tax assets will not be realized and have recorded a valuation allowance against these deferred tax assets. Additionally, $35.1 million of our other deferred tax assets (primarily other GoDaddy Inc. NOL carryforwards) are subject to a valuation allowance as we believe such deferred tax assets will not be realized.

GoDaddy Inc.
Notes to Consolidated Financial Statements
(In millions, except share amounts which are reflected in thousands and per share amounts)

As of December 31, 2015, we have $131.9 million (net of tax) of future tax benefits related to U.S. federal, state and foreign NOLs and $2.6 million of benefits related to federal and state credits and incentives. This includes $12.2 million of U.S. federal, state and foreign NOLs belonging to our taxable subsidiaries filing separate income tax returns. A portion of the operating losses will begin to expire in 2028 and continue through 2035.
As of December 31, 2015, we have determined undistributed net earnings of $5.1 million related to certain subsidiaries are indefinitely reinvested in operations outside the U.S. These earnings could become subject to additional taxes if remitted as dividends or loaned to a U.S. affiliate. The resulting U.S. income tax liabilities could be offset, in whole or in part, by credits allowable for taxes paid to foreign jurisdictions. The actual tax costs will depend on the income tax laws and circumstances at the time of the realization events.
We have filed income tax returns for years through 2014. These returns are subject to examination by the taxing authorities in the respective jurisdictions, generally for three or four years after they were filed. Based on our analysis of tax positions taken on income tax returns filed, we have determined a liability related to uncertain income tax positions is not required. Although we believe the amounts reflected in our tax returns substantially comply with applicable federal, state and foreign tax regulations, the respective taxing authorities may take contrary positions based on their interpretation of the law. A tax position successfully changed by a taxing authority could result in an adjustment to our benefit for income taxes in the period in which a final determination is made.
Payable to Related Parties Pursuant to the TRAs
In the Investor Corp Mergers, we received certain tax attributes, including the OBAs and NOL carryforwards, from the Reorganization Parties. These OBAs entitle us to the depreciation and amortization previously allocable to the Reorganization Parties. These deductions are allowed prior to the utilization of any NOL or tax credit carryforwards against income taxes.
Based on current projections of taxable income, and before deduction of any specially allocated depreciation and amortization, we anticipate having enough taxable income to utilize a portion of these specially allocated deductions related to the OBAs. Accordingly, during the second quarter of 2015, we initially recorded a liability of $170.4 million payable to the Reorganization Parties under the TRAs, representing approximately 85% of the calculated tax savings based on the portion of the OBAs we anticipate being able to utilize in future years. During the third quarter of 2015, we increased this liability to $170.9 million, with the $0.5 million charge recorded as an increase in general and administrative expenses. During the fourth quarter of 2015, we corrected an immaterial error in the determination of the liability we currently deem probable and estimable under the TRAs and reduced this liability to $151.6 million, as of December 31, 2015, with $18.8 million recorded as an increase to additional paid-in capital and $0.5 million recorded as a reduction in general and administrative expenses.
The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact the liability under the TRAs. Because we anticipate these additional depreciation and amortization deductions being greater than our taxable income, the excess deductions allocated to us will increase the amount of our NOL carryforwards. We have determined we will be unable to utilize all of our deferred tax assets subject to the TRAs; therefore, we have not recorded a liability under the TRAs related to the tax savings we may realize from the utilization of NOL carryforwards. If utilization of these NOL carryforwards becomes more-likely-than-not in the future, at such time, we will record a liability under the TRAs of up to an additional $112.4 million related to the tax attributes received in the Investor Corp Mergers, which will be recorded as a charge to our consolidated statement of operations. Additionally, if the tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRAs. In this scenario, the reduction of the liability under the TRAs would result in a benefit to our consolidated statement of operations.
Tax Distributions to Desert Newco's Owners
Desert Newco is subject to an operating agreement put in place at the date of the Merger. The agreement has numerous provisions related to allocations of income and loss, as well as timing and amounts of distributions to its owners. This agreement also includes a provision requiring cash distributions enabling its owners to pay their taxes on income passing through from Desert Newco. These tax distributions are computed based on an assumed income tax rate equal to the sum of (i) the maximum marginal federal income tax rate applicable to an individual and (ii) 7%. The assumed income tax rate currently totals 46.6%, which will increase to 50.4% in certain cases when the tax on net investment income is applicable.

GoDaddy Inc.
Notes to Consolidated Financial Statements
(In millions, except share amounts which are reflected in thousands and per share amounts)

In addition, under the tax rules, Desert Newco is required to allocate taxable income disproportionately to its unit holders. Because tax distributions are determined based on the holder of LLC Units who is allocated the largest amount of taxable income on a per unit basis, but are made pro rata based on ownership, Desert Newco is required to make tax distributions that, in the aggregate, will likely exceed the amount of taxes Desert Newco would have otherwise paid. Desert Newco is subject to entity level taxation in certain states, and certain of its subsidiaries are subject to entity level U.S. and foreign income taxes. As a result, the accompanying consolidated statements of income include income tax expense related to those states and to U.S. and foreign jurisdictions where we or any of our subsidiaries are subject to income tax.
During 2015, Desert Newco paid tax distributions of $0.3 million to its owners, excluding us, including $0.1 million each to Holdings, KKR and SLP. As of December 31, 2015, we have accrued $5.3 million for estimated tax distributions to Desert Newco's owners, excluding us, which are included in accrued expenses and other current liabilities and will be paid in March 2016. This accrued amount will be paid based on ownership as of the payment date and is estimated as follows: $2.1 million to Holdings, $1.1 million to KKR, $1.1 million to SLP, $0.6 million to TCV and $0.4 million to other Desert Newco owners. No tax distributions were paid in 2014 or 2013.
13.    Loss Per Share
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
For purposes of calculating loss per share for periods prior to the IPO, including 2015 for which a portion of the period preceded the IPO, we treated the Reorganization Transactions as a merger of entities under common control. Therefore, we have retrospectively reflected loss per share as though these transactions had occurred as of the earliest period presented. For all periods prior to the IPO, we allocated our historical net loss between the Class A stockholders and the non-controlling interest based on their respective share ownership. For these allocations, the weighted average shares of Class A common stock outstanding was based upon the number of LLC Units held by the Reorganization Parties, while the weighted average shares of Class B common stock outstanding for the non-controlling interest was based upon the LLC Units held by the Continuing LLC Owners. These calculations do not consider the 26,000 shares of Class A common stock sold in our IPO.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows:

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net loss	$(120.4)	$(143.3)	$(199.9)
Less: net loss attributable to non-controlling interests	(73.0)	(100.1)	(138.6)
Net loss attributable to GoDaddy Inc.	$(47.4)	$(43.2)	$(61.3)

Denominator:
Weighted-average shares of Class A common stock outstanding—basic	58,676	38,826	38,826
Effect of dilutive securities	—	—	—
Weighted-average shares of Class A common stock outstanding—diluted	58,676	38,826	38,826

Net loss per share of Class A common stock—basic and diluted	$(0.81)	$(1.11)	$(1.58)
During 2015, 2014 and 2013, we had 15,298, 10,519 and 5,232 weighted-average potentially dilutive shares (options, RSUs and warrants), respectively, which were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive.

GoDaddy Inc.
Notes to Consolidated Financial Statements
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

	December 31,
	2015	2014(1)
Class A common stock	67,083	38,826
Class B common stock	90,398	90,177
	157,481	129,003

(1)	Shares for December 31, 2014 have been retrospectively adjusted to give effect to the Reorganization Transactions.
14.    Geographic Information
Revenue by geography is based on the customer's address, and was as follows:

	Year Ended December 31,
	2015	2014	2013
U.S.	$1,192.6	$1,038.8	$862.8
International	414.7	348.5	268.0
	$1,607.3	$1,387.3	$1,130.8
No individual international country represented more than 10% of total revenue in any period presented. Substantially all of our assets are located in the U.S.
Note 15.        Related Party Transactions
Sponsors
Amounts paid to affiliates of the Sponsors related to their participation as lenders under our Credit Facility were as follows:

	Year Ended December 31,
	2015	2014	2013
Principal	$5.3	$0.2	$16.7
Interest and other fees	1.4	1.5	1.5
Debt financing fees	—	0.7	0.5
As of December 31, 2015 and 2014, affiliates of KKR held $28.8 million and $29.1 million, respectively, of the outstanding principal balance of the Term Loan as participating lenders. Additionally, as of December 31, 2014, affiliates of KKR held $5.0 million of the outstanding principal balance of the Revolving Credit Loan as participating lenders, which was repaid in April 2015.
On December 16, 2011, we entered into a transaction and monitoring fee agreement with affiliates of certain of the Sponsors pursuant to which those entities provided management and advisory services. In April 2015, we made a final aggregate payment of $26.7 million upon the termination of this agreement following the completion of the IPO, which was charged to general and administrative expenses. This payment was equal to the present value of the management fees that would have been payable during the ten-year period following termination. Following this payment, we have no further obligations under this agreement. During 2015, 2014, and 2013, we paid $27.3 million, $2.3 million, and $2.2 million respectively, under this arrangement. In addition, on December 16, 2011, we entered into a separate indemnification agreement with such parties, pursuant to which we agreed to provide customary indemnification to them and their affiliates.

GoDaddy Inc.
Notes to Consolidated Financial Statements
(In millions, except share amounts which are reflected in thousands and per share amounts)

We received consulting services from an affiliate of KKR. We paid $0.1 million and $3.1 million under this arrangement during 2014 and 2013, respectively. We did not receive any consulting services during 2015.
Desert Newco pays tax distributions to its owners, including the Sponsors. See Note 12 for details of the amounts paid and payable to the Sponsors.
Bob Parsons and Holdings
On December 16, 2011, we entered into a services agreement with Bob Parsons pursuant to which we were obligated to provide customary benefits and to reimburse up to $0.5 million of business expenses annually. In April 2015, we paid $3.0 million upon the termination of this agreement following the completion of the IPO, which was charged to general and administrative expenses. Following this payment, we have no further obligations under this agreement. We made no other material payments under this arrangement during any of the periods presented.
Holdings participated as a lender under our Credit Facility until March 2013 and we also paid interest to Holdings under the Senior Note prior to its repayment in April 2015. Payments made to Holdings under these arrangements, other than those associated with the repayment of the Senior Note described in Note 9, were as follows:

	Year Ended December 31,
	2015	2014	2013
Interest on the Senior Note	$9.2	$27.0	$27.0
Principal payments under the Credit Facility	—	—	49.5
Interest and other fees under the Credit Facility	—	—	0.5
Holdings has indemnified us for certain taxes related to periods prior to December 16, 2011 and we have agreed to provide customary indemnification to Bob Parsons related to his service to us.
Desert Newco pays tax distributions to its owners, including Holdings. See Note 12 for details of the amounts paid and payable to Holdings.
Other
In the ordinary course of business, we purchase and lease computer equipment, technology licensing and software maintenance and support from affiliates of Dell Inc. (Dell). Silver Lake and its affiliates have a material ownership interest in Dell. During 2015, 2014, and 2013, we paid $17.5 million, $16.1 million and $19.1 million, respectively, to Dell.
Note 16.     Selected Quarterly Financial Data (Unaudited)
The following table contains selected unaudited consolidated statement of operations information for each quarter of 2015 and 2014. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Our unaudited quarterly results were as follows:

	Three Months Ended
	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014	Mar. 31, 2014
Total revenue	$425.4	$411.1	$394.5	$376.3	$371.7	$356.9	$338.5	$320.2
Operating income (loss)	$12.8	$10.3	$(33.6)	$(20.5)	$(2.7)	$(6.6)	$(18.5)	$(34.1)
Net loss	$(0.5)	$(5.2)	$(71.3)	$(43.4)	$(26.8)	$(27.6)	$(37.6)	$(51.3)
Net income (loss) attributable to GoDaddy Inc.	$0.1	$(2.5)	$(29.8)	$(43.4)	$(26.8)	$(27.6)	$(37.6)	$(51.3)
Net income (loss) per share of Class A common stock—basic and diluted	$0.00	$(0.04)	$(0.46)	$(0.34)	$(0.21)	$(0.21)	$(0.29)	$(0.40)

GoDaddy Inc.
Notes to Consolidated Financial Statements
(In millions, except share amounts which are reflected in thousands and per share amounts)

Note 17.     Subsequent Events
In January and February 2016, we granted options to purchase an aggregate of 634 shares of Class A common stock with a weighted-average exercise price of $28.65 per option. The weighted-average grant date fair value of these awards was determined to be $11.20 per option, which will be recognized as compensation expense over the required future service period of each award, taking into account the probability of our achievement of any associated predetermined performance targets.
In February 2016, we granted 1,267 RSUs with a weighted-average grant date fair value of $29.34 per share, which will be recognized as compensation expense over the required future service period of each award, taking into account the probability of our achievement of any associated predetermined performance targets.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K.
Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2015 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
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
Management's Report on Internal Control over Financial Reporting
The Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Item 9B. Other Information
None.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be included in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015 (the 2016 Proxy Statement) and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2016 Proxy Statement and is incorporated herein by reference.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, executive officers and directors. Our Code of Business Conduct and Ethics is available on our website in the Investor Relations section under the menu entry: Governance/Governance Documents (http://aboutus.godaddy.net/investor-relations/governance/default.aspx). To the extent mandated by legal requirements, we intend to disclose on our website any amendments to our Code of Business Conduct and Ethics, or any waivers of its requirements.
Item 11. Executive Compensation
The information required by this item will be included in the 2016 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in the 2016 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in the 2016 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be included in the 2016 Proxy Statement and is incorporated herein by reference.
Part IV.
Item 15. Exhibits, Financial Statement Schedules
We have filed the following documents as part of this Annual Report on Form 10-K:
Consolidated Financial Statements
Our consolidated financial statements are listed in the "Index to Consolidated Financial Statements" under "Financial Statements and Supplementary Data."
Financial Statement Schedules
All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.
Exhibits
See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GODADDY INC.

Date:	March 2, 2016	/s/ Blake J. Irving
Blake J. Irving
Chief Executive Officer
POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Blake Irving and Scott Wagner, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Blake J. Irving	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2016
Blake J. Irving
/s/ Scott W. Wagner	Chief Financial Officer (Principal Financial Officer)	March 2, 2016
Scott W. Wagner
/s/ Matthew B. Kelpy	Chief Accounting Officer (Principal Accounting Officer)	March 2, 2016
Matthew B. Kelpy
/s/ Bob Parsons	Director	March 2, 2016
Bob Parsons
/s/ Herald Y. Chen	Director	March 2, 2016
Herald Y. Chen
/s/ Richard H. Kimball	Director	March 2, 2016
Richard H. Kimball
/s/ Gregory K. Mondre	Director	March 2, 2016
Gregory K. Mondre
/s/ John I. Park	Director	March 2, 2016
John I. Park
/s/ Elizabeth S. Rafael	Director	March 2, 2016
Elizabeth S. Rafael
/s/ Charles J. Robel	Director	March 2, 2016
Charles J. Robel
/s/ Lee Wittlinger	Director	March 2, 2016
Lee Wittlinger

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Reorganization Agreement dated as of March 31, 2015, by and among GoDaddy Inc., Desert Newco, LLC and the other parties named therein	8-K	001-36904	2.1	4/6/2015
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36904	3.1	4/6/2015
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36904	3.2	4/6/2015
4.1	Form of common stock certificate of the Registrant	S-1/A	333-196615	4.1	3/19/2015
4.2+	GoDaddy Inc. 2015 Equity Incentive Plan, and form of agreements thereunder	S-8	333-203166	4.2	4/1/2015
4.3+	GoDaddy Inc. 2015 Employee Stock Purchase Plan	S-8	333-203166	4.3	4/1/2015
4.4+	Desert Newco, LLC 2011 Unit Incentive Plan, as amended, and form of agreements thereunder	S-8	333-203166	4.4	4/1/2015
4.5+	Locu, Inc. Amended and Restated 2011 Equity Incentive Plan, and form of agreements thereunder	S-1/A	333-196615	10.10	2/13/2015
4.6+	Bootstrap, Inc. 2008 Stock Plan, and form of agreements thereunder	S-1/A	333-196615	10.11	2/13/2015
4.7+	The Go Daddy Group, Inc. 2006 Equity Incentive Plan	S-1/A	333-196615	10.28	3/19/2015
10.1	Third Amended and Restated Limited Liability Company Agreement of Desert Newco, LLC, dated as of March 31, 2015, by and among GoDaddy Inc., Desert Newco, LLC and the other parties named therein	8-K	001-36904	10.1	4/6/2015
10.2	Exchange Agreement, dated as of March 31, 2015, by and among Desert Newco, LLC, GoDaddy Inc. and the other parties named therein	8-K	001-36904	10.2	4/6/2015
10.3	Amended and Restated Registration Rights Agreement, dated as of March 31, 2015, by and among GoDaddy Inc., Desert Newco, LLC and the other parties named therein	8-K	001-36904	10.3	4/6/2015
10.4	Stockholder Agreement, dated as of March 31, 2015, by and among GoDaddy Inc., Desert Newco and the other parties named therein	8-K	001-36904	10.4	4/6/2015
10.5	Tax Receivable Agreement (Exchanges) dated as of March 31, 2015, by and among GoDaddy Inc. and the persons named therein	8-K	001-36904	10.5	4/6/2015
10.6	Tax Receivable Agreement (KKR Co-Invest Reorganization) dated as of March 31, 2015, by and among GoDaddy Inc. and GDG Co-Invest Blocker L.P.	8-K	001-36904	10.6	4/6/2015
10.7	Tax Receivable Agreement (KKR Reorganization) dated as of March 31, 2015, by and among GoDaddy Inc. and KKR 2006 GDG Blocker L.P.	8-K	001-36904	10.7	4/6/2015
10.8	Tax Receivable Agreement (SLP Reorganization) dated as of March 31, 2015, by and among GoDaddy Inc. and SLP III Kingdom Feeder I, L.P.	8-K	001-36904	10.8	4/6/2015
10.9	Tax Receivable Agreement (TCV Reorganization) dated as of March 31, 2015, by and among GoDaddy Inc. and TCV VII (A) L.P.	8-K	001-36904	10.9	4/6/2015
10.10	Transaction and Monitoring Fee Agreement, dated December 16, 2011, by and between Go Daddy Operating Company, LLC, Kohlberg Kravis Roberts & Co. L.P., Silver Lake Management Company III, and TCV VII Management, LLC	S-1/A	333-196615	10.12	2/24/2015
10.11	Restated and Amended Executive Chairman Services Agreement, dated March 4, 2015, by and between Desert Newco, LLC and Bob Parsons	S-1/A	333-196615	10.13	3/19/2015
10.12	Amendment No. 4 to Credit Agreement, including as Annex A, the First Amended and Restated Credit Agreement, dated as of May 13, 2014, by and among Desert Newco, LLC, Go Daddy Operating Company, LLC, Barclays Bank PLC, Deutsche Bank Securities Inc., RBC Capital Markets, KKR Capital Markets LLC, J.P. Morgan Securities LLC, Morgan Stanley Senior Funding Inc., and Citigroup Global Markets, Inc.	S-1/A	333-196615	10.14	2/13/15

EXHIBIT INDEX (continued)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.13	Indenture, dated as of December 16, 2011, by and among Desert Newco, LLC, Go Daddy Operating Company, LLC, The Go Daddy Group, Inc. and the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee, as supplemented by the Supplemental Indenture dated May 13, 2014	S-1/A	333-196615	10.15	2/13/2015
10.14	Registrar Accreditation Agreement, dated July 14, 2013, by and between GoDaddy.com, LLC and Internet Corporation for Assigned Names and Numbers	S-1	333-196615	10.16	6/9/2014
10.15	.COM Registry-Registrar Agreement, dated July 5, 2012, by and between GoDaddy.com, LLC and VeriSign, Inc.	S-1	333-196615	10.17	6/9/2014
10.16	Agreement, dated as of August 1, 2014, by and between The Go Daddy Group, Inc. and Desert Newco, LLC, and certain other parties named therein	S-1/A	333-196615	10.18	8/14/2014
10.17+	Annual Bonus Plan for 2013 and 2014	S-1/A	333-196615	10.19	2/24/2015
10.18	Form of Indemnification Agreement	S-1/A	333-196615	10.20	2/24/2015
10.19+	Executive Incentive Compensation Plan	S-1/A	333-196615	10.22	2/24/2015
10.20+	Employment Agreement, dated as of June 1, 2014, by and among GoDaddy.com, LLC, Desert Newco, LLC and Blake Irving	S-1/A	333-196615	10.23	2/24/2015
10.21+	Employment Agreement, dated as of June 1, 2014, by and among GoDaddy.com, LLC, Desert Newco, LLC and Scott Wagner	S-1/A	333-196615	10.24	3/19/2015
10.22+	Employment Agreement, dated as of June 1, 2014, by and among GoDaddy.com, LLC, Desert Newco, LLC and Arne Josefsberg	S-1/A	333-196615	10.25	2/24/2015
10.23+	Employment Agreement, dated as of June 1, 2014, by and among GoDaddy.com, LLC, Desert Newco, LLC and Elissa Murphy	S-1/A	333-196615	10.26	2/24/2015
10.24+	Offer Letter, dated October 8, 2014, by and between GoDaddy Inc. and Matthew B. Kelpy	S-1/A	333-196615	10.27	2/24/2015
21.1	List of subsidiaries of the Registrant	S-1	333-196615	21.1	6/9/2014
23.1*	Consent of independent registered public accounting firm
24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**
Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**
The certifications attached as Exhibit 32.1 accompanying this Annual Report on Form 10-K, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of GoDaddy Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.