Form 10-K/A
period 2015-12-31
GoDaddy Inc.
filed 2016-04-05
CIK 1609711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes    ☒    No    ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.        Yes    ☐    No    ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes    ☒    No    ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (the "Amended Filing") to our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission ("SEC") on March 3, 2016 (the "Original Filing"), to correct certain errors.
Specifically, page 58 of the Original Filing included the following paragraph:
"We also offer hosting, presence and business application products enhancing our value proposition to our customers by enabling them to create, manage and syndicate their, or their customers', digital identities. While these products are often purchased in conjunction with, or subsequent to, an initial domain registration, they are also frequently the starting points in our customer relationships. As we have grown, our hosting, presence and business applications products have become increasingly important parts of our business, constituting over 48% of total bookings in 2015."
This paragraph has been amended to replace the word "bookings" with "revenue" and will read as follows:
"We also offer hosting, presence and business application products enhancing our value proposition to our customers by enabling them to create, manage and syndicate their, or their customers', digital identities. While these products are often purchased in conjunction with, or subsequent to, an initial domain registration, they are also frequently the starting points in our customer relationships. As we have grown, our hosting, presence and business applications products have become increasingly important parts of our business, constituting over 48% of total revenue in 2015."
Specifically, page 59 of the Original Filing included the following paragraphs:
"Domains. We generated 52% of our 2015 total bookings from the sale of domain products, primarily from domain name registrations and renewals, domain add-ons such as privacy and aftermarket sales. Total bookings from domains grew an average of 12% annually for the three years ended December 31, 2015."
"Hosting and Presence. We generated 37% of our 2015 total bookings from the sale of hosting and presence products, primarily from a variety of web-hosting offerings, website builder products, SSL certificates and e-commerce products. These products generally have higher margins than domains. Total bookings from hosting and presence products grew an average of 25% annually for the three years ended December 31, 2015."
"Business Applications. We generated 11% of our 2015 total bookings from the sale of business applications products, primarily from productivity tools such as domain-specific email accounts, which also have higher margins than domains. Total bookings from business applications grew an average of 49% annually for the three years ended December 31, 2015."
These paragraphs have been amended to replace the word "bookings" with "revenue" and will read as follows:
"Domains. We generated 52% of our 2015 total revenue from the sale of domain products, primarily from domain name registrations and renewals, domain add-ons such as privacy and aftermarket sales. Total revenue from domains grew an average of 12% annually for the three years ended December 31, 2015."
"Hosting and Presence. We generated 37% of our 2015 total revenue from the sale of hosting and presence products, primarily from a variety of web-hosting offerings, website builder products, SSL certificates and e-commerce products. These products generally have higher margins than domains. Total revenue from hosting and presence products grew an average of 25% annually for the three years ended December 31, 2015."
"Business Applications. We generated 11% of our 2015 total revenue from the sale of business applications products, primarily from productivity tools such as domain-specific email accounts, which also have higher margins than domains. Total revenue from business applications grew an average of 49% annually for the three years ended December 31, 2015."
Additionally, the Original Filing incorrectly referred to our 2014 net loss on page 6 as $146.1 million and 2011 revenue on page 9 as $862.9 million, each within "Business."  The correct 2014 net loss and 2011 revenue are $143.3 million and $894.3 million, respectively. Furthermore, the correction to the 2011 revenue on page 9 will change our revenue CAGR on page 9 from 17% to 16%.

The corrections above have no impact on our consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders'/members' equity or consolidated statements of cash flows as previously reported in the Original Filing. Furthermore, the corrections do not materially impact any other previously reported periods.
Items Amended in This Filing
For the convenience of the reader, this Amended Filing sets forth the Original Filing, as modified and superseded where necessary to reflect the changes set forth above. The following items have been amended as a result of, and to reflect, the changes set forth above:

•	Part I, Item 1. Business

•	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In accordance with applicable SEC rules, this Amended Filing includes new certifications required by Rule 13a-14 under the Securities and Exchange Act of 1934 ("Exchange Act") from our Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Amended Filing.
Except for the items noted above, no other information included in the Original Filing is being amended or updated by this Amended Filing. This Amended Filing continues to describe the conditions as of the date of the Original Filing and, except as contained herein, we have not updated or modified the disclosures contained in the Original Filing. Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

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

•	Our net loss was $120.4 million and $143.3 million in 2015 and 2014, respectively. We generated $337.4 million of adjusted EBITDA in 2015, up from $271.5 million in 2014.
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

•	Our scale. We have achieved significant scale in our business which enables us to efficiently acquire new customers, serve our existing customers and continue to invest in growth.

•	In 2015, we generated $1.9 billion in total bookings up from $1.1 billion in 2011, representing a CAGR, of 15%.

•	In 2015, we had $1.6 billion of revenue up from $894.3 million in 2011, representing a CAGR of 16%.

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

Part II.
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
We also offer hosting, presence and business application products enhancing our value proposition to our customers by enabling them to create, manage and syndicate their, or their customers', digital identities. While these products are often purchased in conjunction with, or subsequent to, an initial domain registration, they are also frequently the starting points in our customer relationships. As we have grown, our hosting, presence and business applications products have become increasingly important parts of our business, constituting over 48% of total revenue in 2015.
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
Domains. We generated 52% of our 2015 total revenue from the sale of domain products, primarily from domain name registrations and renewals, domain add-ons such as privacy and aftermarket sales. Total revenue from domains grew an average of 12% annually for the three years ended December 31, 2015.
Hosting and Presence. We generated 37% of our 2015 total revenue from the sale of hosting and presence products, primarily from a variety of web-hosting offerings, website builder products, SSL certificates and e-commerce products. These products generally have higher margins than domains. Total revenue from hosting and presence products grew an average of 25% annually for the three years ended December 31, 2015.
Business Applications. We generated 11% of our 2015 total revenue from the sale of business applications products, primarily from productivity tools such as domain-specific email accounts, which also have higher margins than domains. Total revenue from business applications grew an average of 49% annually for the three years ended December 31, 2015.
Total revenue derived from each of our product categories have increased in each of the last three years ended December 31, 2015, with our hosting, presence and business applications products growing faster in recent periods. This mix shift has favorably impacted our margins.
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
Part IV.
Item 15. Exhibits, Financial Statement Schedules
Exhibits
See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GODADDY INC.

Date:	April 5, 2016	/s/ Scott W. Wagner
Scott W. Wagner
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date
	*	Chief Executive Officer and Director (Principal Executive Officer)	April 5, 2016
Blake J. Irving
	/s/ Scott W. Wagner	Chief Financial Officer (Principal Financial Officer)	April 5, 2016
Scott W. Wagner
	*	Chief Accounting Officer (Principal Accounting Officer)	April 5, 2016
Matthew B. Kelpy
	*	Director	April 5, 2016
Bob Parsons
	*	Director	April 5, 2016
Herald Y. Chen
	*	Director	April 5, 2016
Richard H. Kimball
	*	Director	April 5, 2016
Gregory K. Mondre
	*	Director	April 5, 2016
John I. Park
	*	Director	April 5, 2016
Elizabeth S. Rafael
	*	Director	April 5, 2016
Charles J. Robel
	*	Director	April 5, 2016
Lee Wittlinger

*By:	/s/ Scott W. Wagner
Attorney-in-Fact

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Reorganization Agreement dated as of March 31, 2015, by and among GoDaddy Inc., Desert Newco, LLC and the other parties named therein	8-K	001-36904	2.1	4/6/2015
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-36904	3.1	4/6/2015
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-36904	3.2	4/6/2015
4.1	Form of common stock certificate of the Registrant	S-1/A	333-196615	4.1	3/19/2015
4.2+	GoDaddy Inc. 2015 Equity Incentive Plan, and form of agreements thereunder	S-8	333-203166	4.2	4/1/2015
4.3+	GoDaddy Inc. 2015 Employee Stock Purchase Plan	S-8	333-203166	4.3	4/1/2015
4.4+	Desert Newco, LLC 2011 Unit Incentive Plan, as amended, and form of agreements thereunder	S-8	333-203166	4.4	4/1/2015
4.5+	Locu, Inc. Amended and Restated 2011 Equity Incentive Plan, and form of agreements thereunder	S-1/A	333-196615	10.10	2/13/2015
4.6+	Bootstrap, Inc. 2008 Stock Plan, and form of agreements thereunder	S-1/A	333-196615	10.11	2/13/2015
4.7+	The Go Daddy Group, Inc. 2006 Equity Incentive Plan	S-1/A	333-196615	10.28	3/19/2015
10.1	Third Amended and Restated Limited Liability Company Agreement of Desert Newco, LLC, dated as of March 31, 2015, by and among GoDaddy Inc., Desert Newco, LLC and the other parties named therein	8-K	001-36904	10.1	4/6/2015
10.2	Exchange Agreement, dated as of March 31, 2015, by and among Desert Newco, LLC, GoDaddy Inc. and the other parties named therein	8-K	001-36904	10.2	4/6/2015
10.3	Amended and Restated Registration Rights Agreement, dated as of March 31, 2015, by and among GoDaddy Inc., Desert Newco, LLC and the other parties named therein	8-K	001-36904	10.3	4/6/2015
10.4	Stockholder Agreement, dated as of March 31, 2015, by and among GoDaddy Inc., Desert Newco and the other parties named therein	8-K	001-36904	10.4	4/6/2015
10.5	Tax Receivable Agreement (Exchanges) dated as of March 31, 2015, by and among GoDaddy Inc. and the persons named therein	8-K	001-36904	10.5	4/6/2015
10.6	Tax Receivable Agreement (KKR Co-Invest Reorganization) dated as of March 31, 2015, by and among GoDaddy Inc. and GDG Co-Invest Blocker L.P.	8-K	001-36904	10.6	4/6/2015
10.7	Tax Receivable Agreement (KKR Reorganization) dated as of March 31, 2015, by and among GoDaddy Inc. and KKR 2006 GDG Blocker L.P.	8-K	001-36904	10.7	4/6/2015
10.8	Tax Receivable Agreement (SLP Reorganization) dated as of March 31, 2015, by and among GoDaddy Inc. and SLP III Kingdom Feeder I, L.P.	8-K	001-36904	10.8	4/6/2015
10.9	Tax Receivable Agreement (TCV Reorganization) dated as of March 31, 2015, by and among GoDaddy Inc. and TCV VII (A) L.P.	8-K	001-36904	10.9	4/6/2015
10.10	Transaction and Monitoring Fee Agreement, dated December 16, 2011, by and between Go Daddy Operating Company, LLC, Kohlberg Kravis Roberts & Co. L.P., Silver Lake Management Company III, and TCV VII Management, LLC	S-1/A	333-196615	10.12	2/24/2015
10.11	Restated and Amended Executive Chairman Services Agreement, dated March 4, 2015, by and between Desert Newco, LLC and Bob Parsons	S-1/A	333-196615	10.13	3/19/2015
10.12	Amendment No. 4 to Credit Agreement, including as Annex A, the First Amended and Restated Credit Agreement, dated as of May 13, 2014, by and among Desert Newco, LLC, Go Daddy Operating Company, LLC, Barclays Bank PLC, Deutsche Bank Securities Inc., RBC Capital Markets, KKR Capital Markets LLC, J.P. Morgan Securities LLC, Morgan Stanley Senior Funding Inc., and Citigroup Global Markets, Inc.	S-1/A	333-196615	10.14	2/13/15

EXHIBIT INDEX (continued)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.13	Indenture, dated as of December 16, 2011, by and among Desert Newco, LLC, Go Daddy Operating Company, LLC, The Go Daddy Group, Inc. and the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, N.A., as trustee, as supplemented by the Supplemental Indenture dated May 13, 2014	S-1/A	333-196615	10.15	2/13/2015
10.14	Registrar Accreditation Agreement, dated July 14, 2013, by and between GoDaddy.com, LLC and Internet Corporation for Assigned Names and Numbers	S-1	333-196615	10.16	6/9/2014
10.15	.COM Registry-Registrar Agreement, dated July 5, 2012, by and between GoDaddy.com, LLC and VeriSign, Inc.	S-1	333-196615	10.17	6/9/2014
10.16	Agreement, dated as of August 1, 2014, by and between The Go Daddy Group, Inc. and Desert Newco, LLC, and certain other parties named therein	S-1/A	333-196615	10.18	8/14/2014
10.17+	Annual Bonus Plan for 2013 and 2014	S-1/A	333-196615	10.19	2/24/2015
10.18	Form of Indemnification Agreement	S-1/A	333-196615	10.20	2/24/2015
10.19+	Executive Incentive Compensation Plan	S-1/A	333-196615	10.22	2/24/2015
10.20+	Employment Agreement, dated as of June 1, 2014, by and among GoDaddy.com, LLC, Desert Newco, LLC and Blake Irving	S-1/A	333-196615	10.23	2/24/2015
10.21+	Employment Agreement, dated as of June 1, 2014, by and among GoDaddy.com, LLC, Desert Newco, LLC and Scott Wagner	S-1/A	333-196615	10.24	3/19/2015
10.22+	Employment Agreement, dated as of June 1, 2014, by and among GoDaddy.com, LLC, Desert Newco, LLC and Arne Josefsberg	S-1/A	333-196615	10.25	2/24/2015
10.23+	Employment Agreement, dated as of June 1, 2014, by and among GoDaddy.com, LLC, Desert Newco, LLC and Elissa Murphy	S-1/A	333-196615	10.26	2/24/2015
10.24+	Offer Letter, dated October 8, 2014, by and between GoDaddy Inc. and Matthew B. Kelpy	S-1/A	333-196615	10.27	2/24/2015
21.1	List of subsidiaries of the Registrant	S-1	333-196615	21.1	6/9/2014
23.1	Consent of independent registered public accounting firm	10-K	001-36904	23.1	3/3/2016
24.1	Power of Attorney	10-K	001-36904	24.1	3/3/2016
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-36904	23.1	3/3/2016

+	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.