Form 10-Q
period 2016-03-31
GoDaddy Inc.
filed 2016-05-06
CIK 1609711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒
As of April 29, 2016, there were 81,236,615 shares of GoDaddy Inc.'s Class A common stock, $0.001 par value per share, outstanding and 79,331,269 shares of GoDaddy Inc.'s Class B common stock, $0.001 par value per share, outstanding.

GoDaddy Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2016

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains certain forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, involving substantial risks and uncertainties. The words "believe," "may," "will," "potentially," "plan," "estimate," "continue," "anticipate," "intend," "project," "expect" and similar expressions conveying uncertainty of future events or outcomes are intended to identify forward-looking statements. These statements include, among other things, those regarding:

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

•	our ability to continue efficiently acquiring customers, maintaining our high customer retention rates and maintaining the level of our customers’ lifetime spend;

•	our ability to provide high quality Customer Care;

•	the effects of increased competition in our markets and our ability to compete effectively;

•	our ability to expand internationally;

•	the impact of fluctuations in foreign currency exchange rates on our business and our ability to effectively manage the exposure to such fluctuations;

•	our ability to effectively manage our growth and associated investments;

•	our ability to integrate recent or potential future acquisitions;

•	our ability to maintain our relationships with our partners;

•	adverse consequences of our substantial level of indebtedness;

•	our ability to maintain, protect and enhance our intellectual property;

•	our ability to maintain or improve our market share;

•	sufficiency of cash and cash equivalents to meet our needs for at least the next 12 months;

•	beliefs and objectives for future operations;

•	our ability to stay in compliance with laws and regulations currently applicable to, or which may become applicable to, our business both in the United States and internationally;

•	economic and industry trends or trend analysis;

•	the attraction and retention of qualified employees and key personnel;

•	the amount and timing of any payments we make under tax receivable agreements (TRAs) or for tax distributions;

•	the future trading prices of our Class A common stock;
as well as other statements regarding our future operations, financial condition and prospects and business strategies.
We operate in very competitive and rapidly-changing environments, and new risks emerge from time-to-time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we

NOTE ABOUT FORWARD-LOOKING STATEMENTS (continued)

may make. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur, and actual results could differ materially and adversely from those implied in our forward-looking statements.
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
Unless expressly indicated or the context suggests otherwise, references to GoDaddy, we, us and our refer to GoDaddy Inc. and its consolidated subsidiaries, including Desert Newco, LLC (Desert Newco). We refer to Kohlberg Kravis Roberts & Co. L.P. (together with its affiliates, KKR), Silver Lake Partners (together with its affiliates, Silver Lake) and Technology Crossover Ventures (together with its affiliates, TCV) collectively as the Sponsors. We refer to YAM Special Holdings, Inc. (formerly The Go Daddy Group, Inc.) as YAM. We refer to Robert R. Parsons, the sole beneficial owner of YAM, our founder and a member of our board of directors, as Bob Parsons.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
GoDaddy Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$431.7	$348.0
Short-term investments	8.4	4.5
Accounts and other receivables	6.1	4.8
Registry deposits	25.4	18.7
Prepaid domain name registry fees	306.2	292.6
Prepaid expenses and other current assets	34.0	25.3
Total current assets	811.8	693.9
Property and equipment, net	223.8	225.0
Prepaid domain name registry fees, net of current portion	169.7	163.7
Goodwill	1,663.4	1,663.4
Intangible assets, net	711.4	735.3
Other assets	10.5	12.1
Deferred tax assets	6.2	5.4
Total assets	$3,596.8	$3,498.8
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$60.9	$39.4
Accrued expenses and other current liabilities	126.1	127.0
Payable to related parties for tax distributions	5.8	5.3
Payable to related parties pursuant to tax receivable agreements	3.6	—
Deferred revenue	994.2	937.7
Long-term debt	4.2	4.2
Total current liabilities	1,194.8	1,113.6
Deferred revenue, net of current portion	504.3	478.5
Long-term debt, net of current portion	1,038.7	1,039.8
Payable to related parties pursuant to tax receivable agreements, net of current portion	152.6	151.6
Other long-term liabilities	32.1	34.3
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value - 50,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value - 1,000,000 shares authorized; 68,363 and 67,083 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	0.1	0.1
Class B common stock, $0.001 par value - 500,000 shares authorized; 89,807 and 90,398 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	0.1	0.1
Additional paid-in capital	477.9	454.6
Accumulated deficit	(42.7)	(32.2)
Accumulated other comprehensive income	1.4	3.2
Total stockholders' equity attributable to GoDaddy Inc.	436.8	425.8
Non-controlling interests	237.5	255.2
Total stockholders' equity	674.3	681.0
Total liabilities and stockholders' equity	$3,596.8	$3,498.8

See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenue:
Domains	$218.9	$199.2
Hosting and presence	160.4	140.2
Business applications	54.4	36.9
Total revenue	433.7	376.3
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	154.4	137.2
Technology and development	71.7	66.9
Marketing and advertising	57.5	50.7
Customer care	61.7	56.7
General and administrative	48.2	47.9
Depreciation and amortization	38.9	37.4
Total costs and operating expenses	432.4	396.8
Operating income (loss)	1.3	(20.5)
Interest expense	(14.3)	(23.5)
Tax receivable agreements liability adjustment	(4.6)	—
Other income (expense), net	0.7	0.2
Loss before income taxes	(16.9)	(43.8)
(Provision) benefit for income taxes	(1.4)	0.4
Net loss	(18.3)	(43.4)
Less: net loss attributable to non-controlling interests	(7.8)	—
Net loss attributable to GoDaddy Inc.	$(10.5)	$(43.4)
Net loss per share of Class A common stock—basic and diluted(2)	$(0.15)	$(0.34)
Weighted-average shares of Class A common stock outstanding—basic and diluted(2)	67,834	38,826
___________________________ (1) Costs and operating expenses include equity-based compensation expense as follows:
Technology and development	$5.5	$3.8
Marketing and advertising	1.9	1.3
Customer care	0.8	0.3
General and administrative	3.8	3.3

(2) Amounts for periods prior to our initial public offering (IPO) have been retrospectively adjusted to give effect to the organizational transactions completed prior to our IPO. The prior period amounts do not consider the 26,000 shares of Class A common stock sold in our IPO. See Note 9.
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statement of Stockholders' Equity (unaudited)
(In millions, except share amounts which are reflected in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest
	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2015	67,083	$0.1	90,398	$0.1	$454.6	$(32.2)	$3.2	$255.2	$681.0
Net loss	—	—	—	—	—	(10.5)	—	(7.8)	(18.3)
Equity-based compensation expense	—	—	—	—	12.0	—	—	—	12.0
Stock option and warrant exercises and other	689	—	—	—	9.5	—	—	(3.1)	6.4
Effect of exchanges of LLC Units	591	—	(591)	—	1.8	—	—	(1.8)	—
Distributions to holders of LLC Units	—	—	—	—	—	—	—	(5.0)	(5.0)
Unrealized loss on foreign currency hedging derivatives	—	—	—	—	—	—	(1.8)	—	(1.8)
Balance at March 31, 2016	68,363	$0.1	89,807	$0.1	$477.9	$(42.7)	$1.4	$237.5	$674.3

See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(18.3)	$(43.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	38.9	37.4
Equity-based compensation	12.0	8.7
Other	4.4	2.3
Changes in operating assets and liabilities, net of amounts acquired:
Registry deposits	(6.7)	(0.9)
Prepaid domain name registry fees	(19.6)	(22.0)
Deferred revenue	82.3	87.0
Other operating assets and liabilities	12.3	3.0
Net cash provided by operating activities	105.3	72.1
Investing activities
Purchases of short-term investments	(3.9)	(1.1)
Maturities of short-term investments	—	3.0
Business acquisitions, net of cash acquired	—	(1.1)
Purchases of property and equipment, excluding improvements	(11.9)	(7.6)
Purchases of leasehold and building improvements	(0.1)	(0.6)
Net cash used in investing activities	(15.9)	(7.4)
Financing activities
Proceeds received from:
Stock option and warrant exercises and other	6.4	0.4
Payments made for:
IPO costs	—	(2.9)
Distributions to holders of LLC Units	(5.1)	—
Repayment of term loan	(2.8)	(2.8)
Contingent consideration for business acquisitions	(1.5)	—
Other financing obligations	(2.7)	(1.6)
Net cash used in financing activities	(5.7)	(6.9)
Net increase in cash and cash equivalents	83.7	57.8
Cash and cash equivalents, beginning of period	348.0	139.0
Cash and cash equivalents, end of period	$431.7	$196.8
Supplemental cash flow information:
Cash paid during the period for:
Interest on long-term debt	$11.6	$20.6
Income taxes, net of refunds received	$1.1	$0.6
Supplemental information for non-cash investing and financing activities:
Accrued capital expenditures, excluding improvements, at period end	$7.9	$10.4
Accrued capital expenditures, leasehold and building improvements, at period end	$0.7	$0.5
Property and equipment acquired under capital leases	$—	$2.1

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
Organization
We were incorporated on May 28, 2014 for the purpose of facilitating an IPO and other related organizational transactions in order to operate the business of Desert Newco and its subsidiaries. Our IPO was completed on April 7, 2015.
We are the sole managing member of Desert Newco. Although we have a minority economic interest, we have sole voting power in, and control the management of, Desert Newco. As a result, we consolidate Desert Newco's financial results and report a non-controlling interest related to the portion of Desert Newco not owned by us. As of March 31, 2016, we owned approximately 43% of Desert Newco.
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
Our interim condensed consolidated financial statements are unaudited. These financial statements have been prepared in accordance with GAAP, and in our opinion, include all adjustments of a normal recurring nature necessary for the fair presentation of the interim periods presented. The results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2016.
The accompanying financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015, as amended (2015 Form 10-K).
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
Segments and Reporting Units
Our chief operating decision maker function is comprised of our Chief Executive Officer and Chief Operating Officer who collectively review financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance for the entire company. Accordingly, we have a single operating segment and reporting unit structure.
2.    Summary of Significant Accounting Policies
Derivative Financial Instruments
We enter into foreign exchange forward contracts with financial institutions to hedge certain forecasted sales transactions denominated in currencies other than the United States (U.S.) dollar. We designate these forward contracts as cash flow hedges, which are recognized as either assets or liabilities at fair value. We do not hold or issue derivative instruments for speculative or trading purposes. At March 31, 2016, the total notional amount of outstanding contracts was $74.9 million, all having maturities of 12 months or less.
We reflect unrealized gains or losses on the effective portion of a cash flow hedge as a component of accumulated other comprehensive income. Gains and losses, once realized, are recorded as a component of accumulated other comprehensive income and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. Any ineffective portion of gains or losses are recorded as other income (expense), net. Such gains or losses were immaterial during all periods presented. Each period, we evaluate the effectiveness of each of our hedges. As of March 31, 2016, all hedges were considered effective.
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

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

We hold certain assets required to be measured at fair value on a recurring basis. These include reverse repurchase agreements, bank time deposits and certificates of deposit, which are classified as either cash and cash equivalents or short-term investments. We classify these assets within Level 1 or Level 2 because we use either quoted market prices or alternative pricing sources utilizing market observable inputs to determine their fair value, as follows:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Reverse repurchase agreements(1)	$—	$130.0	$—	$130.0
Short-term investments:
Certificates of deposit and time deposits	8.4	—	—	8.4
Total assets measured and recorded at fair value	$8.4	$130.0	$—	$138.4

(1)
Reverse repurchase agreements include an $80.0 million repurchase agreement with Morgan Stanley, callable with 31 days notice, and a $50.0 million repurchase agreement with Wells Fargo in overnight sweeps.

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Reverse repurchase agreements(1)	$—	$40.0	$—	$40.0
Short-term investments:
Certificates of deposit	4.5	—	—	4.5
Total assets measured and recorded at fair value	$4.5	$40.0	$—	$44.5

(1)	Reverse repurchase agreements include a $40.0 million repurchase agreement with Wells Fargo in overnight sweeps.
We have no other material assets or liabilities measured at fair value on a recurring basis.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard on revenue recognition from contracts with customers. The new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB approved a one year deferral of the effective date making the new standard effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date. The new standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. In March 2016, the FASB amended the principal-versus-agent implementation guidance set forth in the new standard. Among other things, this amendment clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB amended certain aspects of the new standard related to identifying performance obligations and licensing implementation. We are currently evaluating the timing of our adoption and the impact of this new standard on our consolidated financial statements.
In April 2015, the FASB issued new guidance related to accounting for fees paid in a cloud computing arrangement. The new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The adoption of this guidance on January 1, 2016 did not have a material impact on our consolidated financial statements.
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
In March 2016, the FASB issued new guidance changing the accounting for certain aspects of share-based payments to employees. The guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis and allows for an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance requires recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. The guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the timing of our adoption and the impact of this new guidance on our consolidated financial statements.
In March 2016, the FASB issued new guidance clarifying that a change in the counterparty to a derivative instrument designated as a hedging instrument does not, in and of itself, require de-designation of the hedging relationship provided all other hedge accounting criteria continue to be met. The guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption permitted. The adoption of this guidance in the first quarter of 2016 did not have a material impact on our consolidated financial statements.
3.    Intangible Assets
Intangible assets, net are summarized as follows:

	March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Domains Sold	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	n/a	$445.0
Domain portfolio	61.2	n/a	$(5.7)	55.5
Finite-lived intangible assets:
Customer-related	361.2	$(208.0)	n/a	153.2
Developed technology	210.1	(157.9)	n/a	52.2
Trade names	11.2	(5.9)	n/a	5.3
Other	1.1	(0.9)	n/a	0.2
	$1,089.8	$(372.7)	$(5.7)	$711.4

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Domains Sold	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	n/a	$445.0
Domain portfolio	61.2	n/a	(3.7)	57.5
Finite-lived intangible assets:
Customer-related	361.2	$(196.8)	n/a	164.4
Developed technology	210.1	(148.0)	n/a	62.1
Trade names	11.2	(5.2)	n/a	6.0
Other	1.1	(0.8)	n/a	0.3
	$1,089.8	$(350.8)	$(3.7)	$735.3
Customer-related intangible assets, developed technology, trade names and other intangible assets have weighted-average useful lives from the date of purchase of 99 months, 64 months, 58 months and 36 months, respectively. Amortization expense was $21.9 million and $24.1 million for the three months ended March 31, 2016 and 2015, respectively. The weighted-average remaining amortization period for amortizable intangible assets was 45 months as of March 31, 2016.
Based on the balance of finite-lived intangible assets at March 31, 2016, expected future amortization expense is as follows:

Year Ending December 31:
2016 (remainder of)	$67.2
2017	52.8
2018	44.6
2019	25.9
2020	20.4
Thereafter	—
$210.9
4.    Equity-Based Compensation Plans
On March 31, 2015, we adopted the 2015 Equity Incentive Plan (the 2015 Plan) and reserved a total of 10,285 shares of Class A common stock for issuance pursuant to the 2015 Plan. The shares reserved for issuance under the 2015 Plan also include up to 28,133 shares rolled over from the Desert Newco, LLC 2011 Unit Incentive Plan (the 2011 Unit Incentive Plan) and from certain other option plans assumed in connection with acquisitions. On January 1, 2016, in accordance with the automatic increase provisions of the 2015 Plan, an additional 6,299 shares were reserved for issuance pursuant to the 2015 Plan. As of March 31, 2016, 13,290 shares were available for issuance as future awards under the 2015 Plan.
On March 31, 2015, we adopted the 2015 Employee Stock Purchase Plan (the ESPP) and reserved a total of 2,000 shares of Class A common stock for issuance pursuant to the ESPP. On January 1, 2016, in accordance with the automatic increase provisions of the ESPP, an additional 1,000 shares were reserved for issuance pursuant to the ESPP. As of March 31, 2016, 2,325 shares were available for issuance as future awards under the ESPP.
We grant options at exercise prices equal to the fair market value of our Class A common stock on the grant date. We grant both options and restricted stock units (RSUs) vesting solely upon the continued employment of the recipient as well as awards vesting upon the achievement of annual or cumulative financial-based targets coinciding with our fiscal year. We recognize the grant date fair value of equity-based awards as compensation expense over the required service period of each award, taking into account the probability of our achievement of associated performance targets.

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

The following table summarizes our option activity for the three months ended March 31, 2016:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Grant- Date Fair Value ($)	Weighted- Average Exercise Price ($)
Outstanding at December 31, 2015	27,419		10.25
Granted	1,266	11.68	29.96
Exercised	(663)		10.43
Forfeited	(261)		18.24
Outstanding at March 31, 2016	27,761		11.07
Vested at March 31, 2016	15,858		6.95
The following table summarizes our RSU activity for the three months ended March 31, 2016:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Grant- Date Fair Value ($)
Outstanding at December 31, 2015	93
Granted	1,600	29.74
Vested	(26)
Forfeited	(13)
Outstanding at March 31, 2016	1,654
At March 31, 2016, total unrecognized compensation expense related to non-vested stock options and RSUs was $53.8 million and $33.5 million, respectively, with an expected remaining weighted-average recognition period of 2.4 years and 3.5 years, respectively. We currently believe the performance targets related to the vesting of performance awards will be achieved. If such targets are not achieved, or are subsequently determined to not be probable of being achieved, we will not recognize any compensation expense relating to performance awards, and will reverse any previously recognized expense.
The fair value of each ESPP share is estimated on the first day of each offering period using the Black-Scholes option pricing model, and is recognized as compensation expense on a straight-line basis over the term of each six-month offering period. As of March 31, 2016, $8.8 million has been withheld on behalf of employees for future purchases under the ESPP, which is included in accrued expenses and other current liabilities. At March 31, 2016, total unrecognized compensation expense related to ESPP shares was $0.7 million, which will be recognized during the second quarter of 2016.

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

5.    Deferred Revenue
Deferred revenue consists of the following:

	March 31, 2016	December 31, 2015
Current:
Domains	$522.3	$497.2
Hosting and presence	350.4	330.8
Business applications	121.5	109.7
	$994.2	$937.7
Noncurrent:
Domains	$301.9	$288.5
Hosting and presence	157.4	149.7
Business applications	45.0	40.3
	$504.3	$478.5
6.    Long-Term Debt
Long-term debt consists of the following:

	March 31, 2016	December 31, 2015
Term Loan due May 13, 2021 (effective interest rate of 4.9% at March 31, 2016 and 5.1% at December 31, 2015)	$1,080.7	$1,083.5
Revolving Credit Loan due May 13, 2019	—	—
Total	1,080.7	1,083.5
Less unamortized original issue discounts on long-term debt(1)	(35.2)	(36.8)
Less unamortized debt issuance costs(1)	(2.6)	(2.7)
Less current portion of long-term debt	(4.2)	(4.2)
	$1,038.7	$1,039.8

(1)	Original issue discounts and debt issuance costs are amortized to interest expense over the life of the related debt instruments using the effective interest method.
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
At March 31, 2016, we had $150.0 million available for borrowing under the Revolving Credit Loan and were not in violation of any covenants of the Credit Facility.
The estimated fair value of the Term Loan was $1,080.0 million at March 31, 2016 based on observable market prices for this loan, which is traded in a less active market and is therefore classified as a Level 2 fair value measurement.

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

Future Debt Maturities
Aggregate principal payments, exclusive of any unamortized original issue discounts and debt issuance costs, due on long-term debt as of March 31, 2016 are as follows:

Year Ending December 31:
2016 (remainder of)	$8.2
2017	11.0
2018	11.0
2019	11.0
2020	11.0
Thereafter	1,028.5
$1,080.7
7.    Commitments and Contingencies
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
Indemnifications
In the normal course of business, we have made indemnities under which we may be required to make payments in relation to certain transactions. These include indemnities to our directors and officers to the maximum extent permitted under applicable state laws and indemnifications related to certain lease agreements. In addition, certain advertiser and reseller partner agreements contain indemnification provisions, which are generally consistent with those prevalent in the industry. We have not incurred material obligations under indemnification provisions historically, and do not expect to incur material obligations in the future. Accordingly, we have not recorded any liabilities related to such indemnities as of March 31, 2016 and December 31, 2015.
We include service level commitments to our customers guaranteeing certain levels of uptime reliability and performance for our hosting and premium DNS products. These guarantees permit those customers to receive credits in the event we fail to meet those levels, with exceptions for certain service interruptions including but not limited to periodic maintenance. We have not incurred any material costs as a result of such commitments during any of the periods presented, and have not recorded any liabilities related to such obligations as of March 31, 2016 and December 31, 2015.
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

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

As of March 31, 2016 and December 31, 2015, our accrual for estimated indirect tax liabilities was $7.4 million and $7.1 million, respectively, reflecting our best estimate of the probable liability based on an analysis of our business activities, revenues subject to indirect taxes and applicable regulations in each jurisdiction. Although we believe our indirect tax estimates and associated reserves are reasonable, the final determination of indirect tax audits and any related litigation could be different than the amounts established for indirect tax contingencies.
8.    Income Taxes
We are required to file federal and applicable state corporate income tax returns and recognize income taxes on pre-tax income. Desert Newco has been and will continue to be treated as a partnership for U.S. income tax purposes. As such, Desert Newco is considered a pass-through entity and generally does not pay income taxes on its taxable income in most jurisdictions. Instead, Desert Newco's members, of which we are one, are liable for U.S. federal and state income taxes based on their taxable income. Desert Newco is liable for income taxes in certain foreign jurisdictions, in those states not recognizing its pass-through status and for certain subsidiaries not taxed as pass-through entities. We have acquired the outstanding stock of various entities taxed as corporations, which are now owned 100% by us or our subsidiaries and are treated as an independent consolidated group for federal income tax purposes. Where required or allowed, these subsidiaries also file as a consolidated group for state income tax purposes. We anticipate this structure to remain in existence for the foreseeable future.
Our effective tax rate differs from statutory rates primarily due to Desert Newco's pass-through structure for U.S. income tax purposes, while being treated as taxable in certain states and various foreign jurisdictions as well as for certain subsidiaries. In all foreign jurisdictions where we conduct business, except Canada, we are subject to income tax in both the U.S. and the foreign jurisdictions.
Based on our limited operating history and future projections of taxable income, we believe there is significant uncertainty as to when we will be able to utilize the net operating loss (NOL) and credit carryforwards and other tax attributes received through our IPO and related pre-IPO organizational transactions. Therefore, we have concluded it is more-likely-than-not these deferred tax assets will not be realized and have recorded a valuation allowance against these deferred tax assets. Net deferred tax assets associated with our subsidiaries taxed as corporations are considered by management to be more-likely-than-not of being realized; therefore, we have not recorded a valuation allowance against such deferred tax assets.
Based on our analysis of tax positions taken on income tax returns filed, we have determined a liability related to uncertain income tax positions is not required. Although we believe the amounts reflected in our tax returns substantially comply with applicable federal, state and foreign tax regulations, the respective taxing authorities may take contrary positions based on their interpretation of the law. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision or benefit for income taxes in the period in which a final determination is made.
Payable to Related Parties Pursuant to the TRAs
As of December 31, 2015, our liability under the TRAs was $151.6 million, representing approximately 85% of the calculated tax savings based on the portion of the original basis adjustments (the OBAs) we anticipated being able to utilize in future years. During the three months ended March 31, 2016, we increased this liability to $156.2 million, through a charge to our consolidated statement of operations, due to changes resulting from the finalization of 2015 taxable income allocated to each Desert Newco owner.
The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact the liability under the TRAs. We have determined it is more-likely-than-not we will be unable to utilize all of our deferred tax assets subject to the TRAs; therefore, we have not recorded a liability under the TRAs related to the tax savings we may realize from the utilization of NOL carryforwards. If utilization of these NOL carryforwards becomes more-likely-than-not in the future, at such time, we will record a liability under the TRAs of up to an additional $109.4 million related to the tax attributes received in the pre-IPO organizational transactions, which will be recorded as a charge to our consolidated statement of operations. Additionally, if these tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRAs.

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

Tax Distributions to Desert Newco's Owners
Desert Newco is subject to an operating agreement containing numerous provisions related to allocations of income and loss, as well as timing and amounts of distributions to its owners. This agreement also includes a provision requiring cash distributions enabling its owners to pay their taxes on income passing through from Desert Newco. These tax distributions are computed based on an assumed income tax rate equal to the sum of (i) the maximum marginal federal income tax rate applicable to an individual and (ii) 7%. The assumed income tax rate currently totals 46.6%, which will increase to 50.4% in certain cases when the tax on net investment income is applicable.
In addition, under the tax rules, Desert Newco is required to allocate taxable income disproportionately to its unit holders. Because tax distributions are determined based on the holder of LLC Units who is allocated the largest amount of cumulative taxable income for the current year on a per unit basis, but are made pro rata based on ownership, Desert Newco is required to make tax distributions that, in the aggregate, will likely exceed the amount of taxes Desert Newco would have otherwise paid.
As of December 31, 2015, our accrual for tax distributions related to estimated taxable income allocations to Desert Newco's owners for 2015, excluding us, was $5.3 million. In March 2016, following the finalization of 2015 taxable income allocated to each Desert Newco owner, we paid $4.6 million of such distributions based on ownership as of the payment date as follows: $1.8 million to YAM, $1.0 million to Silver Lake, $1.0 million to KKR, $0.5 million to TCV and $0.3 million to other Desert Newco owners. The remaining accrual was reversed to additional paid-in capital.
As of March 31, 2016, we accrued $5.8 million, with an offsetting reduction in additional paid-in capital, for tax distributions related to estimated taxable income allocations to Desert Newco's owners for the first quarter of 2016, excluding us, which was paid in April 2016 based on ownership as of the payment date as follows: $2.3 million to YAM, $1.3 million to Silver Lake, $1.2 million to KKR, $0.7 million to TCV and $0.3 million to other Desert Newco owners.
9.    Loss Per Share
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
For purposes of calculating loss per share for periods prior to the IPO, we treated the pre-IPO organizational transactions as a merger of entities under common control. Therefore, we have retrospectively reflected loss per share as though those transactions had occurred as of the earliest period presented. For all periods prior to the IPO, we allocated our historical net loss between the Class A stockholders and the non-controlling interest based on their respective share ownership. These calculations do not consider the 26,000 shares of Class A common stock sold in our IPO.

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended March 31,
	2016	2015
Numerator:
Net loss	$(18.3)	$(43.4)
Less: net loss attributable to non-controlling interests	(7.8)	(30.3)
Net loss attributable to GoDaddy Inc.	$(10.5)	$(13.1)

Denominator:
Weighted-average shares of Class A common stock outstanding—basic	67,834	38,826
Effect of dilutive securities	—	—
Weighted-average shares of Class A Common stock outstanding—diluted	67,834	38,826

Net loss per share of Class A common stock—basic and diluted	$(0.15)	$(0.34)
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended March 31,
	2016	2015
Options, RSUs and warrants	16,382	12,264
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

	March 31, 2016	December 31, 2015
Class A common stock	68,363	67,083
Class B common stock	89,807	90,398
	158,170	157,481
10.    Geographic Information
Revenue by geography is based on the customer's billing address, and was as follows:

	Three Months Ended March 31,
	2016	2015
U.S.	$321.0	$279.7
International	112.7	96.6
	$433.7	$376.3
No individual international country represented more than 10% of total revenue in any period presented. Substantially all of our assets are located in the U.S.

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

11.    Related Party Transactions
Sponsors
Amounts paid to affiliates of KKR related to their participation as lenders under our Credit Facility were as follows:

	Three Months Ended March 31,
	2016	2015
Principal	$0.1	$0.1
Interest and other fees	0.3	0.4
As of March 31, 2016 and December 31, 2015, affiliates of KKR held $28.7 million and $28.8 million, respectively, of the outstanding principal balance of the Term Loan as participating lenders.
Desert Newco pays tax distributions to its owners, including the Sponsors. See Note 8 for details of the amounts paid and payable to the Sponsors.
Bob Parsons and YAM
During the three months ended March 31, 2016 and 2015, we paid $0 and $6.8 million, respectively, of interest to YAM under a senior note, which was repaid in April 2015.
Desert Newco pays tax distributions to its owners, including YAM. See Note 8 for details of the amounts paid and payable to YAM.
Other
In the ordinary course of business, we purchase and lease computer equipment, technology licensing and software maintenance and support from affiliates of Dell Inc. (Dell) of which Silver Lake and its affiliates have a significant ownership interest. During the three months ended March 31, 2016 and 2015, we paid $4.0 million and $5.6 million, respectively, to Dell.
12.     Subsequent Events
In April 2016, we completed a secondary offering in which certain stockholders, including the Sponsors, YAM and certain of our executive officers, sold an aggregate of 18,975 shares of our Class A common stock at a public offering price of $30.25 per share. We received $6.3 million in proceeds from the exercise of stock options in connection with the offering, but did not receive any of the proceeds from the offering. The offering also included the exchange of 10,382 LLC Units (together with the corresponding shares of Class B common stock) for Class A common stock by certain selling stockholders, which will result in a material increase to the TRA liability during the three months ending June 30, 2016.
In April 2016, we completed an immaterial acquisition for cash consideration of $42.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q as well as the discussion in the “Business” and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of our 2015 Form 10-K.
(Throughout this discussion and analysis, dollars are in millions, unless otherwise noted.)
First Quarter Financial Highlights
Below are our key financial highlights as of and for the three months ended March 31, 2016. All comparisons are to the three months ended March 31, 2015.

•	Total revenue of $433.7 million, an increase of 15.3%, or approximately 17.6% on a constant currency basis(1).

•	International revenue of $112.7 million, an increase of 16.7%, or approximately 25.1% on a constant currency basis(1).

•	Total bookings(2), a non-GAAP financial measure, of $557.8 million, an increase of 11.9%, or approximately 13.5% on a constant currency basis(1).

•	Net loss was $18.3 million.

•	Adjusted EBITDA(2), a non-GAAP financial measure, increased 23.1% to $115.6 million.

•	Total customers increased 7.6% to 14.1 million.

•	Average revenue per user increased 6.1% to $123.

•	Cash and cash equivalents were $431.7 million.

•	Net cash provided by operating activities was $105.3 million.

•	Capital expenditures were $12.0 million.
(1) Discussion of constant currency is set forth in "Quantitative and Qualitative Disclosures about Market Risk."
(2) Total bookings and Adjusted EBITDA are non-GAAP financial measures. Reconciliations of total bookings to total revenue and Adjusted EBITDA to net loss, the most directly comparable GAAP financial measures, are set forth in "Reconciliation of Non-GAAP Financial Measures" below.
Key Metrics
We monitor the following key metrics to help us evaluate growth trends, establish budgets and assess operational performance. In addition to our results determined in accordance with GAAP, we believe the following non-GAAP and operational measures are useful in evaluating our business:

	Three Months Ended March 31,
	2016	2015

	(in millions, except ARPU)
Total bookings	$557.8	$498.7
Total customers at period end	14.1	13.1
Average revenue per user (ARPU)	$123	$115
Adjusted EBITDA	$115.6	$93.9
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
Total bookings increased 11.9% from $498.7 million for the three months ended March 31, 2015 to $557.8 million for the three months ended March 31, 2016. These increases were primarily driven by a 7.6% increase in total customers since March 31, 2015, a 4.5% increase in domains under management over the same period, broadened customer adoption of non-domains products and a higher growth rate associated with our continued expansion in international markets, partially offset by the impact of adverse movements in foreign currency exchange rates.
Total customers. We define total customers as those, as of the end of a period, having an active subscription. A single user may be counted as a customer more than once if the user maintains active subscriptions in multiple accounts. Total customers is an indicator of the scale of our business and is a critical factor in our ability to increase our revenue base.
Total customers increased 7.6% from 13.1 million as of March 31, 2015 to 14.1 million as of March 31, 2016. Our customer growth primarily resulted from our continued international expansion, our ongoing marketing and advertising initiatives and our enhanced and expanded product offerings.
Average revenue per user (ARPU). We calculate ARPU as total revenue during the preceding 12 month period divided by the average of the number of total customers at the beginning and end of the period. ARPU provides insight into our ability to sell additional products to customers, though the impact to date has been muted due to our continued growth in total customers.
ARPU increased 6.1% from $115 for the period ended March 31, 2015 to $123 for the period ended March 31, 2016, primarily due to broadened customer adoption of our products resulting in increased customer spend, revenue from acquired businesses and, to a lesser extent, the reduced impact of purchase accounting adjustments, partially offset by the impact of adverse movements in foreign currency exchange rates.
Adjusted EBITDA. Adjusted EBITDA is a measure of our performance aligning our bookings and operating expenditures, and is the primary metric management uses to evaluate the profitability of our business. We calculate Adjusted EBITDA as net loss excluding depreciation and amortization, interest expense (net), provision (benefit) for income taxes and adjustments to the TRA liability, equity-based compensation expense, change in deferred revenue including the impact of realized gains or losses from the hedging of bookings in foreign currencies, change in prepaid and accrued registry costs and acquisition and sponsor-related costs. Acquisition and sponsor-related costs include (i) retention and acquisition-specific employee costs, (ii) acquisition-related professional fees, (iii) adjustments to the fair value of contingent consideration, (iv) costs incurred under the transaction and monitoring fee agreement with the Sponsors, which was terminated in connection with the IPO, (v) costs incurred under the executive chairman services agreement, which was terminated in connection with the IPO and (vi) costs associated with consulting services provided by KKR Capstone. As a result of our business model, we typically collect payment at the time of sale and generally recognize revenue ratably over the term of our customer contracts. At the time of a domain sale, we also incur the obligation for the domain name registry fees associated with the customer contract. As a result, sales to customers increase our deferred revenue and prepaid and accrued registry costs. We therefore adjust net loss for changes in deferred revenue and changes in the associated prepaid and accrued registry costs to facilitate a better comparison of our performance from period to period.
Adjusted EBITDA increased 23.1% from $93.9 million for the three months ended March 31, 2015 to $115.6 million for the three months ended March 31, 2016. These increases primarily resulted from our revenue growth, revenue from acquired businesses and improved operating efficiencies.

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
The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.

	Three Months Ended March 31,
	2016	2015

Total Bookings:
Total revenue	$433.7	$376.3
Change in deferred revenue(1)	83.3	87.0
Net refunds	38.4	35.1
Other	2.4	0.3
Total bookings	$557.8	$498.7

(1)	Change in deferred revenue also includes the impact of realized gains or losses from the hedging of bookings in foreign currencies.

	Three Months Ended March 31,
	2016	2015

Adjusted EBITDA:
Net loss	$(18.3)	$(43.4)
Interest expense, net of interest income(1)	13.9	23.5
(Benefit) provision for income taxes and adjustments to the TRA liability	6.0	(0.4)
Depreciation and amortization	38.9	37.4
Equity-based compensation expense	12.0	8.7
Change in deferred revenue(2)	83.3	87.0
Change in prepaid and accrued registry costs(3)	(20.6)	(20.6)
Acquisition and sponsor-related costs(4)	0.4	1.7
Adjusted EBITDA	$115.6	$93.9

(1)	Interest income is included in “Other income (expense), net.”

(2)	Change in deferred revenue also includes the impact of realized gains or losses from the hedging of bookings in foreign currencies.

(3)	Change in prepaid and accrued registry costs includes the changes in prepaid domain name registry fees, registry deposits and registry payables.

(4)	Cash paid for acquisition and sponsor-related costs was $0.3 million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively.

Results of Operations
The following tables set forth our consolidated results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2016	2015

Revenue:
Domains	$218.9	$199.2
Hosting and presence	160.4	140.2
Business applications	54.4	36.9
Total revenue	433.7	376.3
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	154.4	137.2
Technology and development	71.7	66.9
Marketing and advertising	57.5	50.7
Customer care	61.7	56.7
General and administrative	48.2	47.9
Depreciation and amortization	38.9	37.4
Total costs and operating expenses	432.4	396.8
Operating income (loss)	1.3	(20.5)
Interest expense	(14.3)	(23.5)
Tax receivable agreements liability adjustment	(4.6)	—
Other income (expense), net	0.7	0.2
Loss before income taxes	(16.9)	(43.8)
(Provision) benefit for income taxes	(1.4)	0.4
Net loss	(18.3)	(43.4)
Less: net loss attributable to non-controlling interests	(7.8)	—
Net loss attributable to GoDaddy Inc.	$(10.5)	$(43.4)

	Three Months Ended March 31,
	2016	2015
Revenue:
Domains	50.5%	52.9%
Hosting and presence	37.0%	37.3%
Business applications	12.5%	9.8%
Total revenue	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	35.6%	36.5%
Technology and development	16.5%	17.8%
Marketing and advertising	13.3%	13.5%
Customer care	14.2%	15.1%
General and administrative	11.1%	12.7%
Depreciation and amortization	9.0%	9.9%
Total costs and operating expenses	99.7%	105.5%
Operating income (loss)	0.3%	(5.5)%
Interest expense	(3.3)%	(6.2)%
Tax receivable agreements liability adjustment	(1.1)%	—%
Other income (expense), net	0.2%	0.1%
Loss before income taxes	(3.9)%	(11.6)%
(Provision) benefit for income taxes	(0.3)%	0.1%
Net loss	(4.2)%	(11.5)%
Less: net loss attributable to non-controlling interests	(1.8)%	—%
Net loss attributable to GoDaddy Inc.	(2.4)%	(11.5)%
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
Hosting and presence revenue primarily consists of revenue from the sale of subscriptions to our website hosting products, website building products, online visibility products, security products and an online store.
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

The following table presents our revenue during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Change
	2016	2015	$	%

Domains	$218.9	$199.2	$19.7	10%
Hosting and presence	160.4	140.2	20.2	14%
Business applications	54.4	36.9	17.5	47%
Total revenue	$433.7	$376.3	$57.4	15%
Total revenue increased $57.4 million, or 15.3%, from $376.3 million for the three months ended March 31, 2015 to $433.7 million for the three months ended March 31, 2016. These increases were primarily driven by growth in total customers and ARPU. Total customers increased 1.0 million, or 7.6%, from 13.1 million as of March 31, 2015 to 14.1 million as of March 31, 2016. The increase in customers impacted each of our revenue lines, as the additional customers purchased subscriptions across our product portfolio.
Domains
Domains revenue increased $19.7 million, or 9.9%, from $199.2 million for the three months ended March 31, 2015 to $218.9 million for the three months ended March 31, 2016. The increase was primarily attributable to a $12.9 million increase in revenue from domain registrations and renewals and a $6.3 million increase in revenue from aftermarket domain sales. Domains under management increased 4.5% from 59.8 million as of March 31, 2015 to 62.5 million as of March 31, 2016.
Hosting and presence
Hosting and presence revenue increased $20.2 million, or 14.4%, from $140.2 million for the three months ended March 31, 2015 to $160.4 million for the three months ended March 31, 2016. The increase was primarily attributable to a $10.9 million increase in revenue from our website hosting and website building products and a $6.6 million increase in revenue from sales of our security products.
Business applications
Business applications revenue increased $17.5 million, or 47.4%, from $36.9 million for the three months ended March 31, 2015 to $54.4 million for the three months ended March 31, 2016. These increases were primarily driven by our offering of expanded email and productivity solutions and increased customer adoption of our business applications products.
Costs and Operating Expenses
Cost of revenue
Costs of revenue are the direct costs we incur in connection with selling an incremental product to our customers. Substantially all cost of revenue relates to domain registration fees paid to the various domain registries, payment processing fees and third-party commissions. Similar to our billing practices, we pay domain costs at the time of purchase for the life of each customer subscription, but recognize the costs of service ratably over the term of our customer contracts. The terms of registry pricing are established by agreements between registries and registrars, and can vary significantly depending on the TLD. We expect cost of revenue to increase in absolute dollars in future periods as we expand our domains business and increase our customer base. Cost of revenue may increase or decrease as a percentage of total revenue, depending on the mix of products sold in a particular period and the sales and marketing channels used.

	Three Months Ended March 31,		Change
	2016	2015	$	%

Cost of revenue (excluding depreciation and amortization)	$154.4	$137.2	$17.2	13%

Cost of revenue increased $17.2 million, or 12.5%, from $137.2 million for the three months ended March 31, 2015 to $154.4 million for the three months ended March 31, 2016. This increase was primarily attributable to an $11.2 million increase in domain registration costs driven by the 4.5% increase in domains under management as well as higher costs associated with new gTLD registrations and a $4.1 million increase in software licensing fees primarily related to increased sales of email and productivity solutions.
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

	Three Months Ended March 31,		Change
	2016	2015	$	%

Technology and development	$71.7	$66.9	$4.8	7%
Technology and development expenses increased $4.8 million, or 7.2%, from $66.9 million for the three months ended March 31, 2015 to $71.7 million for the three months ended March 31, 2016. The increase was primarily attributable to a $3.1 million increase in compensation-related costs for our technology and development employees.
Marketing and advertising
Marketing and advertising expenses represent the costs associated with attracting and acquiring customers, primarily consisting of fees paid to third parties for marketing and advertising campaigns across television and radio, search engines, online display, social media and spokesperson and event sponsorships. These expenses also include personnel costs and affiliate program commissions. We expect marketing and advertising expenses to fluctuate both in absolute dollars and as a percentage of total revenue depending on the size and scope of our future campaigns, particularly related to new product introductions and the growth of our international business.

	Three Months Ended March 31,		Change
	2016	2015	$	%

Marketing and advertising	$57.5	$50.7	$6.8	13%
Marketing and advertising expenses increased $6.8 million, or 13.4%, from $50.7 million for the three months ended March 31, 2015 to $57.5 million for the three months ended March 31, 2016. The increase was primarily attributable to increased discretionary advertising spend driven by our international expansion.
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

	Three Months Ended March 31,		Change
	2016	2015	$	%

Customer care	$61.7	$56.7	$5.0	9%
Customer care expenses increased $5.0 million, or 8.8%, from $56.7 million for the three months ended March 31, 2015 to $61.7 million for the three months ended March 31, 2016. The increase was primarily due to a $3.7 million increase in compensation-related costs driven by increased average headcount, as well as incremental costs associated with the continued expansion of our international third-party Customer Care locations.
General and administrative
General and administrative expenses primarily consist of personnel costs for our administrative functions, professional service fees, office rent for all locations, all employee travel expenses, sponsor-based costs and other general costs. We expect general and administrative expenses to increase in absolute dollars in the future as a result of our overall growth and increased personnel costs.

	Three Months Ended March 31,		Change
	2016	2015	$	%

General and administrative	$48.2	$47.9	$0.3	1%
There were no material changes in general and administrative expenses between the periods presented.
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

	Three Months Ended March 31,		Change
	2016	2015	$	%

Depreciation and amortization	$38.9	$37.4	$1.5	4%
There were no material changes in depreciation and amortization expense between the periods presented.
Interest expense

	Three Months Ended March 31,		Change
	2016	2015	$	%

Interest expense	$14.3	$23.5	$(9.2)	(39)%
Interest expense decreased $9.2 million, or 39.1%, from $23.5 million for the three months ended March 31, 2015 to $14.3 million for the three months ended March 31, 2016, primarily driven by interest savings resulting from our repayment of the senior note to YAM in April 2015.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity have been cash flow generated from operations and long-term debt borrowings. Our principal uses of cash have been to fund operations, acquisitions and capital expenditures, as well as make distributions to holders of LLC Units, interest payments and mandatory principal payments on our long-term debt.
In general, we seek to deploy our capital in a systematically prioritized manner focusing first on requirements for operations, then on growth investments, and finally on equity holder returns. Our strategy is to deploy capital from any potential source, whether debt, equity or internally generated cash, depending on the adequacy and availability of the source of capital and which source may be used most efficiently and at the lowest cost at such time. Therefore, while cash generated from operations is our primary source of operating liquidity and we believe our internally generated cash flows are sufficient to support our day-to-day operations, we use a variety of capital sources to fund our needs for less predictable investment decisions such as acquisitions.
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
We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support domestic and international development efforts, continued brand development and advertising spend, the expansion of Customer Care and general and administrative activities, the introduction of new and enhanced product offerings, the costs to support new and replacement capital equipment and the completion of strategic acquisitions.
Credit Facility
Our Credit Facility consists of the $1,100.0 million Term Loan maturing on May 13, 2021 and the available $150.0 million Revolving Credit Loan maturing on May 13, 2019, as described in Note 6 to our consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
The Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee on the Revolving Credit Loan. The Term Loan is required to be repaid in quarterly installments of 0.25% of the original principal, with the balance due at maturity. The Term Loan must be repaid with proceeds from certain asset sales and debt issuances and with a portion of our excess cash flow, up to 50.0%, depending on our net leverage ratio. The Credit Facility is guaranteed by all of our material domestic subsidiaries and is secured by substantially all of our and such subsidiaries' real and personal property.
The Credit Facility contains covenants restricting, among other things, our ability, or the ability of our subsidiaries, to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes including mergers and consolidations, sell assets, make restricted payments including dividends, distributions and investments, prepay junior indebtedness and engage in operations other than in connection with acting as a holding company, subject to customary exceptions. The Revolving Credit Loan also contains a financial covenant requiring us to maintain a maximum net leverage ratio of 7.25:1.00 at all times our usage exceeds 30.0% of the maximum capacity. The net leverage ratio is calculated as the ratio of first lien secured debt less cash and cash equivalents to consolidated EBITDA (as defined in the Credit Facility). As of March 31, 2016, we were in compliance with all such covenants and had no amounts drawn on the Revolving Credit Loan.
Tax Receivable Agreements
We are a party to five TRAs. Under four of these agreements, we are generally required to pay to certain pre-IPO owners approximately 85% of the amount of savings, if any, in U.S. federal, state and local income tax we are deemed to realize (using the actual U.S. federal income tax rate and an assumed combined state and local income tax rate) as a result of (1) any existing tax attributes associated with LLC Units acquired in the pre-IPO organizational transactions, the benefit of which is allocable to us as a result of such transactions (including the allocable share of Desert Newco’s existing tax basis in its assets), (2) NOLs available as a result of such transactions and (3) tax benefits related to imputed interest.
As of December 31, 2015, our liability under the TRAs was $151.6 million, representing approximately 85% of the calculated tax savings based on the portion of the OBAs we anticipated being able to utilize in future years. During the three months ended March 31, 2016, we increased this liability to $156.2 million, through a charge to our consolidated statement of operations, due to changes resulting from the finalization of 2015 taxable income allocated to each Desert Newco owner. We may record additional liabilities under the TRAs when LLC Units are exchanged in the future and as our estimates of the future utilization of the tax attributes, NOLs and other tax benefits change. We expect to make payments under the TRAs, to the extent they are required, within 150 days after our federal income tax return is filed for each fiscal year. Interest on such payments will begin to accrue from the due date (without extensions) of such tax return at a rate equal to the one year LIBOR plus 100 basis points. Under the TRAs, to avoid interest charges, we have the right, but not the obligation, to make TRA payments in advance of the date the payments are otherwise due. We currently expect to begin making payments related to the existing liability under the TRAs in 2017. See Note 8 to our condensed consolidated financial statements for further discussion of this liability.
In April 2016, we completed a secondary offering in which certain stockholders sold an aggregate of 18,975 shares of our Class A common stock at a public offering price of $30.25 per share. We did not receive any of the proceeds from the sale of these shares. The offering also included the exchange of 10,382 LLC Units (together with the corresponding shares of Class B common stock) for Class A common stock by certain selling stockholders. We estimate the increase to the TRA liability following these exchanges to be a maximum of $181.0 million, which assumes, among other things, there are no limitations on the utilization of tax attributes associated with the TRA liability. The final calculation will be completed during the second quarter, at which time we will record the TRA liability resulting from these exchanges as a reduction of additional paid-in capital.
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
Tax Distributions to Desert Newco's Owners
Tax distributions are required under the terms of Desert Newco's limited liability company agreement. Any required payments are calculated each quarter based on a number of variables, including Desert Newco's taxable income or loss, allocations of taxable income among Desert Newco's owners based on principles detailed within the Treasury Regulations, tax deductions for stock option exercises and vested RSUs and changing ownership percentages among Desert Newco's owners. In addition, under the tax rules, Desert Newco is required to allocate taxable income disproportionately to its unit holders. Because tax distributions are determined based on the holder of LLC Units who is allocated the largest amount of cumulative taxable income on a per unit basis, but are made pro rata based on ownership, Desert Newco is required to make tax distributions that, in the aggregate, will likely exceed the amount of taxes Desert Newco would have otherwise paid.
As of December 31, 2015, our accrual for tax distributions related to estimated taxable income allocations to Desert Newco's owners for 2015, excluding us, was $5.3 million. In March 2016, following the finalization of 2015 taxable income allocated to each Desert Newco owner, we paid $4.6 million of such distributions based on ownership as of the payment date as follows: $1.8 million to YAM, $1.0 million to Silver Lake, $1.0 million to KKR, $0.5 million to TCV and $0.3 million to other Desert Newco owners. The remaining accrual was reversed to additional paid-in capital.
As of March 31, 2016, we accrued $5.8 million, with an offsetting reduction in additional paid-in capital, for tax distributions related to estimated taxable income allocations to Desert Newco’s owners for the first quarter of 2016, excluding us, which was paid in April 2016 based on ownership as of the payment date as follows: $2.3 million to YAM, $1.3 million to Silver Lake, $1.2 million to KKR, $0.7 million to TCV and $0.3 million to other Desert Newco owners.

We may be required to make additional payments to Desert Newco’s owners related to taxable income allocations for the remainder of 2016. However, because the calculation of such payments is based on future taxable income and other variables, there is significant uncertainty as to whether or not such distributions will be required.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2016	2015

Net cash provided by operating activities	$105.3	$72.1
Net cash used in investing activities	(15.9)	(7.4)
Net cash used in financing activities	(5.7)	(6.9)
Net increase in cash and cash equivalents	$83.7	$57.8
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
Net cash provided by operating activities increased $33.2 million from $72.1 million during the three months ended March 31, 2015 to $105.3 million during the three months ended March 31, 2016, primarily due to a $21.8 million improvement in our operating income (loss) and a $9.0 million reduction in interest payments primarily resulting from the repayment of the senior note to YAM in April 2015.
Investing Activities
Our investing activities primarily consist of strategic acquisitions and purchases of property and equipment related to growth in our data centers and to support the overall growth of our business. We expect our investing cash flows to be affected by the timing of payments we make for capital expenditures and the strategic acquisition or other growth opportunities we decide to pursue.
Net cash used in investing activities increased $8.5 million from $7.4 million during the three months ended March 31, 2015 to $15.9 million during the three months ended March 31, 2016, primarily due to a $3.8 million increase in capital expenditures and a $5.8 million net increase in short-term investments activity.
Financing Activities
Our financing activities primarily consist of the repayment of principal on long-term debt, stock option activity and the payment of tax distributions to holders of LLC Units.
Net cash used in financing activities decreased $1.2 million from $6.9 million during the three months ended March 31, 2015 to $5.7 million during the three months ended March 31, 2016. This was primarily due to a $6.0 million increase in proceeds from stock option and warrant exercises and $2.9 million of IPO costs paid during 2015, partially offset by $5.1 million of distributions paid to holders of LLC Units in 2016.

Deferred Revenue
Deferred revenue consists of our sales for products not yet recognized as revenue at the end of a period. Our deferred revenue as of March 31, 2016 was $1,498.5 million, and is expected to be recognized as revenue as follows:

	Remainder of 2016	2017	2018	2019	2020	Thereafter	Total

Domains	$450.9	$192.1	$75.4	$43.9	$26.3	$35.6	$824.2
Hosting and presence	307.1	123.4	49.9	15.3	6.6	5.5	507.8
Business applications	107.7	37.1	11.9	5.0	2.7	2.1	166.5
	$865.7	$352.6	$137.2	$64.2	$35.6	$43.2	$1,498.5
Off-Balance Sheet Arrangements
As of March 31, 2016 and December 31, 2015, we had no off-balance sheet arrangements that had, or which are reasonably likely to have, a material effect on our consolidated financial statements.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP, and in doing so, we have to make estimates, assumptions and judgments affecting the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosure of contingent assets and liabilities. We base our estimates, assumptions and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances, and we evaluate these estimates, assumptions and judgments on an ongoing basis. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements, which, in turn, could change our results from those reported. We refer to estimates, assumptions and judgments of this type as our critical accounting policies and estimates, which we discuss in our 2015 Form 10-K. We review our critical accounting policies and estimates with the audit committee of our board of directors on an annual basis.
There have been no material changes in our critical accounting policies from those disclosed in our 2015 Form 10-K.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 2 to our consolidated financial statements appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Foreign Currency Risk
A portion of our bookings, revenue and operating expenses is denominated in foreign currencies, which are subject to exchange rate fluctuations. Our most significant foreign currency exposures are the Euro, the British pound, the Indian rupee and the Canadian dollar. Our reported bookings, revenues and operating results may be impacted by fluctuations in foreign currency exchange rates. Fluctuations in foreign currency exchange rates may also cause us to recognize transaction gains and losses in our consolidated statement of operations; however, to date, such amounts have not been material. As our international operations grow, our exposure to fluctuations in currency rates may increase, which may increase the costs associated with our international expansion. During the three months ended March 31, 2016, our total bookings and total revenue growth in constant currency would have been approximately 160 basis points and 230 basis points higher, respectively. Constant currency is calculated by translating bookings and revenue for each month in the current period using the foreign currency exchange rate for the corresponding month in the prior period, excluding any hedging gains or losses realized during the period.

We utilize foreign exchange forward contracts to manage the volatility of our bookings and revenue related to foreign currency transactions. These forward contracts reduce, but do not eliminate, the impact of adverse currency exchange rate fluctuations. We designate these forward contracts as cash flow hedges for accounting purposes. Changes in the intrinsic value of these hedges are recorded as a component of accumulated other comprehensive income. Gains and losses, once realized, are recorded as a component of accumulated other comprehensive income and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. At March 31, 2016, the total notional amount of such contracts was $74.9 million and the realized and unrealized gain included in accumulated other comprehensive income totaled $1.6 million.
Interest Rate Sensitivity
Interest rate risk reflects our exposure to movements in interest rates associated with our borrowings. Borrowings under the Credit Facility bear interest at a rate equal to, at our option, either (a) LIBOR (not less than 1.0% for the Term Loan only) plus 3.25% per annum or (b) 2.25% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%. Borrowings under the Term Loan were $1,080.7 million as of March 31, 2016. The effect of a hypothetical 10% change in interest rates would not have had a material impact on our interest expense.
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
Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2016 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our 2015 Form 10-K.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.
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

GODADDY INC.

Date:	May 6, 2016	/s/ Scott W. Wagner
Scott W. Wagner
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
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