Form 10-Q
period 2016-06-30
GoDaddy Inc.
filed 2016-08-04
CIK 1609711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒
As of July 29, 2016, there were 82,449,900 shares of GoDaddy Inc.'s Class A common stock, $0.001 par value per share, outstanding and 79,257,164 shares of GoDaddy Inc.'s Class B common stock, $0.001 par value per share, outstanding.

GoDaddy Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2016

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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
GoDaddy Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$472.1	$348.0
Short-term investments	9.6	4.5
Accounts and other receivables	7.4	4.8
Registry deposits	21.0	18.7
Prepaid domain name registry fees	310.6	292.6
Prepaid expenses and other current assets	40.0	25.3
Total current assets	860.7	693.9
Property and equipment, net	233.3	225.0
Prepaid domain name registry fees, net of current portion	170.4	163.7
Goodwill	1,664.9	1,663.4
Intangible assets, net	727.7	735.3
Other assets	6.7	12.1
Deferred tax assets	7.0	5.4
Total assets	$3,670.7	$3,498.8
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$66.3	$39.4
Accrued expenses and other current liabilities	129.0	127.0
Payable to related parties for tax distributions	—	5.3
Payable to related parties pursuant to tax receivable agreements	6.9	—
Deferred revenue	1,026.8	937.7
Long-term debt	4.1	4.2
Total current liabilities	1,233.1	1,113.6
Deferred revenue, net of current portion	518.2	478.5
Long-term debt, net of current portion	1,037.7	1,039.8
Payable to related parties pursuant to tax receivable agreements, net of current portion	193.9	151.6
Other long-term liabilities	33.9	34.3
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value - 50,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value - 1,000,000 shares authorized; 82,042 and 67,083 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	0.1	0.1
Class B common stock, $0.001 par value - 500,000 shares authorized; 79,258 and 90,398 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	0.1	0.1
Additional paid-in capital	489.7	454.6
Accumulated deficit	(51.6)	(32.2)
Accumulated other comprehensive income	2.9	3.2
Total stockholders' equity attributable to GoDaddy Inc.	441.2	425.8
Non-controlling interests	212.7	255.2
Total stockholders' equity	653.9	681.0
Total liabilities and stockholders' equity	$3,670.7	$3,498.8

See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Domains	$229.8	$208.5	$448.7	$407.7
Hosting and presence	167.5	145.5	327.9	285.7
Business applications	58.9	40.5	113.3	77.4
Total revenue	456.2	394.5	889.9	770.8
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	162.1	139.7	316.5	276.9
Technology and development	70.2	67.0	141.9	133.9
Marketing and advertising	60.0	50.8	117.5	101.5
Customer care	62.1	55.7	123.8	112.4
General and administrative	52.8	76.5	101.0	124.4
Depreciation and amortization	39.3	38.4	78.2	75.8
Total costs and operating expenses	446.5	428.1	878.9	824.9
Operating income (loss)	9.7	(33.6)	11.0	(54.1)
Interest expense	(14.3)	(16.6)	(28.6)	(40.1)
Tax receivable agreements liability adjustment	(6.1)	—	(10.7)	—
Loss on debt extinguishment	—	(21.4)	—	(21.4)
Other income (expense), net	(0.8)	0.5	(0.1)	0.7
Loss before income taxes	(11.5)	(71.1)	(28.4)	(114.9)
Benefit (provision) for income taxes	0.4	(0.2)	(1.0)	0.2
Net loss	(11.1)	(71.3)	(29.4)	(114.7)
Less: net loss attributable to non-controlling interests	(2.2)	(41.5)	(10.0)	(41.5)
Net loss attributable to GoDaddy Inc.	$(8.9)	$(29.8)	$(19.4)	$(73.2)
Net loss per share of Class A common stock—basic and diluted(2)	$(0.11)	$(0.46)	$(0.26)	$(0.81)
Weighted-average shares of Class A common stock outstanding—basic and diluted(2)	79,872	64,635	73,853	51,730
___________________________ (1) Costs and operating expenses include equity-based compensation expense as follows:
Technology and development	$4.4	$4.3	$9.9	$8.1
Marketing and advertising	1.6	1.7	3.5	3.0
Customer care	0.6	0.9	1.4	1.2
General and administrative	4.2	2.9	8.0	6.2

(2)
Amounts for periods prior to our initial public offering (IPO) have been retrospectively adjusted to give effect to the organizational transactions completed prior to our IPO. The prior period amounts do not consider the 26,000 shares of Class A common stock sold in our IPO. See Note 11.

See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statement of Stockholders' Equity (unaudited)
(In millions, except share amounts which are reflected in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest
	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2015	67,083	$0.1	90,398	$0.1	$454.6	$(32.2)	$3.2	$255.2	$681.0
Net loss	—	—	—	—	—	(19.4)	—	(10.0)	(29.4)
Equity-based compensation expense	—	—	—	—	22.8	—	—	—	22.8
Stock option and warrant exercises and other	3,819	—	—	—	39.3	—	—	(16.0)	23.3
Effect of exchanges of LLC Units	11,140	—	(11,140)	—	11.5	—	—	(11.5)	—
Liability pursuant to the tax receivable agreements resulting from exchanges of LLC Units	—	—	—	—	(38.5)	—	—	—	(38.5)
Distributions to holders of LLC Units	—	—	—	—	—	—	—	(5.0)	(5.0)
Impact of foreign currency hedging derivatives	—	—	—	—	—	—	(0.3)	—	(0.3)
Balance at June 30, 2016	82,042	$0.1	79,258	$0.1	$489.7	$(51.6)	$2.9	$212.7	$653.9

See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net loss	$(29.4)	$(114.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	78.2	75.8
Equity-based compensation	22.8	18.5
Loss on debt extinguishment	—	21.4
Other	8.0	4.5
Changes in operating assets and liabilities, net of amounts acquired:
Registry deposits	(2.3)	(2.4)
Prepaid domain name registry fees	(24.7)	(28.9)
Deferred revenue	130.0	132.1
Other operating assets and liabilities	15.1	13.1
Net cash provided by operating activities	197.7	119.4
Investing activities
Purchases of short-term investments	(10.5)	(6.5)
Maturities of short-term investments	5.4	4.1
Business acquisitions, net of cash acquired	(41.3)	(30.7)
Purchases of property and equipment, excluding improvements	(24.6)	(21.6)
Purchases of leasehold and building improvements	(2.0)	(1.4)
Other investing activities, net	—	1.1
Net cash used in investing activities	(73.0)	(55.0)
Financing activities
Proceeds received from:
Issuance of Class A common stock sold in IPO, net of offering costs	—	482.5
Stock option and warrant exercises and other	23.3	0.9
Payments made for:
Distributions to holders of LLC Units	(10.8)	—
Repayment of senior note	—	(300.0)
Repayment of revolving credit loan	—	(75.0)
Repayment of term loan	(5.5)	(5.5)
Financing-related costs	—	(13.5)
Contingent consideration for business acquisitions	(1.5)	—
Capital leases and other financing obligations	(6.1)	(3.4)
Net cash (used in) provided by financing activities	(0.6)	86.0
Net increase in cash and cash equivalents	124.1	150.4
Cash and cash equivalents, beginning of period	348.0	139.0
Cash and cash equivalents, end of period	$472.1	$289.4
Supplemental cash flow information:
Cash paid during the period for:
Interest on long-term debt	$23.3	$35.4
Income taxes, net of refunds received	$1.8	$1.0
Supplemental information for non-cash investing and financing activities:
Fair value of contingent consideration in connection with business acquisitions	$—	$0.9
Accrued capital expenditures, excluding improvements, at period end	$16.5	$15.4
Accrued capital expenditures, leasehold and building improvements, at period end	$2.0	$0.5
Property and equipment acquired under capital leases	$2.9	$4.7

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
Organization
We were incorporated on May 28, 2014 for the purpose of facilitating an IPO and other related organizational transactions in order to operate and control all of the business and affairs of Desert Newco and its subsidiaries. Our IPO was completed on April 7, 2015. As sole managing member, we have all voting power in, and control the management of, Desert Newco. As a result, we consolidate Desert Newco’s financial results and report a non-controlling interest representing the economic interest held by the other members of Desert Newco. As discussed in Note 5, in April 2016, we completed a secondary offering in which certain stockholders exchanged 10,382 LLC Units (together with the corresponding shares of Class B common stock) for Class A common stock, increasing our ownership in Desert Newco to approximately 51% as of June 30, 2016.
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
Our interim condensed consolidated financial statements are unaudited. These financial statements have been prepared in accordance with GAAP, and in our opinion, include all adjustments of a normal recurring nature necessary for the fair presentation of the interim periods presented. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2016.
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
•the fair value of assets acquired and liabilities assumed in business acquisitions;

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
2.    Summary of Significant Accounting Policies
Derivative Financial Instruments
We enter into foreign exchange forward contracts with financial institutions to hedge certain forecasted sales transactions denominated in currencies other than the United States (U.S.) dollar. We designate these forward contracts as cash flow hedges, which are recognized as either assets or liabilities at fair value. We do not hold or issue derivative instruments for speculative or trading purposes. At June 30, 2016, the total notional amount of outstanding contracts was $51.8 million, all having maturities of 12 months or less.
We reflect unrealized gains or losses on the effective portion of a cash flow hedge as a component of accumulated other comprehensive income. Gains and losses, once realized, are recorded as a component of accumulated other comprehensive income and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. Any ineffective portion of gains or losses are recorded as other income (expense), net; such gains or losses were immaterial during all periods presented. Each period, we evaluate the effectiveness of each of our hedges. As of June 30, 2016, all hedges were determined to be effective.
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

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

We hold certain assets required to be measured at fair value on a recurring basis. These may include reverse repurchase agreements, time deposits, money market funds and certificates of deposit, which are classified as either cash and cash equivalents or short-term investments. We classify these assets within Level 1 or Level 2 because we use either quoted market prices or alternative pricing sources utilizing market observable inputs to determine their fair value, as follows:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Reverse repurchase agreements(1)	$—	$120.0	$—	$120.0
Money market funds	17.5	—	—	17.5
Short-term investments:
Certificates of deposit and time deposits	9.6	—	—	9.6
Total assets measured and recorded at fair value	$27.1	$120.0	$—	$147.1

(1)
Reverse repurchase agreements include an $80.0 million repurchase agreement with Morgan Stanley, callable with 31 days notice, and a $40.0 million repurchase agreement with Wells Fargo in overnight sweeps.

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
Foreign Currency
Our functional currency is the U.S. dollar. Assets denominated in foreign currencies are remeasured into U.S. dollars at period-end exchange rates. Foreign currency based revenue and expenses transactions are measured at transaction date exchange rates. Foreign currency remeasurement gains and losses are recorded in other income (expense), net and were $(1.4) million and $(1.2) million for the three months ended June 30, 2016 and 2015, respectively, and $(1.6) million and $(1.4) million for the six months ended June 30, 2016 and 2015, respectively.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard on revenue recognition from contracts with customers. The new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB approved a one year deferral of the effective date making the new standard effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date. The new standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. In March 2016, the FASB amended the principal-versus-agent implementation guidance set forth in the new standard. Among other things, this amendment clarifies that an entity should

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB amended certain aspects of the new standard related to identifying performance obligations and licensing implementation. In May 2016, the FASB amended certain aspects of the new standard related to collectability assessment, sales taxes and other similar taxes collected from customers, noncash consideration, contract modification and completed contracts at transition. This amendment is intended to address implementation issues raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new standard. We plan to adopt this new standard on January 1, 2018 and are currently evaluating the transition method we intend to utilize and the impact of this new standard on our consolidated financial statements.
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
In March 2016, the FASB issued new guidance changing the accounting for certain aspects of share-based payments to employees. The guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis and allows for an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance requires recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. The guidance is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption permitted. We expect to adopt this guidance on January 1, 2017 and are currently evaluating its expected impact on our consolidated financial statements.
In June 2016, the FASB issued new guidance for the accounting for credit losses on instruments that will require us to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial instruments measured at amortized cost and also applies to some off-balance sheet credit exposures. The guidance is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the timing of our adoption and the impact of this new guidance on our consolidated financial statements.
3.    Business Acquisitions
During the six months ended June 30, 2016, we completed an acquisition for $42.0 million in cash. This acquisition is not material to our results of operations, and as a result, no proforma financial information is presented.
The purchase price was allocated to the assets acquired based upon our assessment of their fair values as of the acquisition date with $38.4 million attributed to an indefinite-lived domain portfolio intangible asset, $1.5 million to goodwill, which is deductible for income tax purposes, and $1.0 million to other identified finite-lived intangible assets. We also recorded a $1.1 million reduction of our existing deferred revenue from prior transactions with the acquired business. Identified intangible assets, which were valued using either income- or cost-based approaches, include an indefinite-lived domain portfolio and customer-related intangible assets. The acquired finite-lived intangible assets have a weighted-average amortization period of 3.0 years.

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

4.    Goodwill and Intangible Assets
The following table summarizes changes in our goodwill balance:

Balance at December 31, 2015	$1,663.4
Goodwill related to acquisitions	1.5
Balance at June 30, 2016	$1,664.9
Intangible assets, net are summarized as follows:

	June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Domains Sold	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	n/a	$445.0
Domain portfolio	99.6	n/a	$(7.0)	92.6
Finite-lived intangible assets:
Customer-related	362.2	$(219.3)	n/a	142.9
Developed technology	210.1	(167.8)	n/a	42.3
Trade names	11.2	(6.4)	n/a	4.8
Other	1.1	(1.0)	n/a	0.1
	$1,129.2	$(394.5)	$(7.0)	$727.7

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Domains Sold	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	n/a	$445.0
Domain portfolio	61.2	n/a	(3.7)	57.5
Finite-lived intangible assets:
Customer-related	361.2	$(196.8)	n/a	164.4
Developed technology	210.1	(148.0)	n/a	62.1
Trade names	11.2	(5.2)	n/a	6.0
Other	1.1	(0.8)	n/a	0.3
	$1,089.8	$(350.8)	$(3.7)	$735.3
Customer-related intangible assets, developed technology, trade names and other intangible assets have weighted-average useful lives from the date of purchase of 99 months, 64 months, 58 months and 36 months, respectively. Amortization expense was $21.8 million and $23.6 million for the three months ended June 30, 2016 and 2015, respectively. Amortization expense was $43.7 million and $46.8 million for the six months ended June 30, 2016 and 2015, respectively. The weighted-average remaining amortization period for amortizable intangible assets was 44 months as of June 30, 2016.

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

Based on the balance of finite-lived intangible assets at June 30, 2016, expected future amortization expense is as follows:

Year Ending December 31:
2016 (remainder of)	$45.6
2017	53.1
2018	44.9
2019	26.1
2020	20.4
Thereafter	—
$190.1
5.     Stockholders’ Equity
Secondary Offering
In April 2016, we completed a secondary offering in which certain stockholders, including the Sponsors, YAM and certain of our executive officers, sold an aggregate of 18,975 shares of our Class A common stock at a public offering price of $30.25 per share. We received $6.3 million in proceeds from the exercise of stock options in connection with the offering, but we did not receive any proceeds from the shares sold in the offering. The offering also included the exchange of 10,382 LLC Units (together with the corresponding shares of Class B common stock) for Class A common stock by certain selling stockholders, which resulted in an $8.8 million increase in additional paid-in capital, with an offsetting reduction in non-controlling interests, and a material increase to the liability under the TRAs. See Note 10.

6.    Equity-Based Compensation Plans
On March 31, 2015, we adopted the 2015 Equity Incentive Plan (the 2015 Plan) and reserved a total of 10,285 shares of Class A common stock for issuance pursuant to the 2015 Plan. The shares reserved for issuance under the 2015 Plan also included up to 28,133 shares rolled over from the Desert Newco, LLC 2011 Unit Incentive Plan (the 2011 Unit Incentive Plan) and from certain other option plans assumed in connection with acquisitions. On January 1, 2016, in accordance with the automatic increase provisions of the 2015 Plan, an additional 6,299 shares were reserved for issuance pursuant to the 2015 Plan. As of June 30, 2016, 13,385 shares were available for issuance as future awards under the 2015 Plan.
On March 31, 2015, we adopted the 2015 Employee Stock Purchase Plan (the ESPP) and reserved a total of 2,000 shares of Class A common stock for issuance pursuant to the ESPP. On January 1, 2016, in accordance with the automatic increase provisions of the ESPP, an additional 1,000 shares were reserved for issuance pursuant to the ESPP. As of June 30, 2016, 2,325 shares were available for issuance as future awards under the ESPP.
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

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

The following table summarizes our option activity for the six months ended June 30, 2016:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Grant- Date Fair Value ($)	Weighted- Average Exercise Price ($)
Outstanding at December 31, 2015	27,419		10.25
Granted	1,617	11.86	30.39
Exercised	(3,734)		6.21
Forfeited	(1,193)		16.71
Outstanding at June 30, 2016	24,109		11.90
Vested at June 30, 2016	13,312		7.54
The following table summarizes our RSU activity for the six months ended June 30, 2016:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Grant- Date Fair Value ($)
Outstanding at December 31, 2015	93
Granted	2,164	29.38
Vested	(85)
Forfeited	(93)
Outstanding at June 30, 2016	2,079
At June 30, 2016, total unrecognized compensation expense related to non-vested stock options and RSUs was $47.8 million and $41.4 million, respectively, with an expected remaining weighted-average recognition period of 2.2 years and 3.2 years, respectively. We currently believe the performance targets related to the vesting of performance awards will be achieved. If such targets are not achieved, or are subsequently determined to not be probable of being achieved, we will not recognize any compensation expense relating to performance awards, and will reverse any previously recognized expense.
The fair value of each ESPP share is estimated on the first day of each offering period using the Black-Scholes option pricing model, and is recognized as compensation expense on a straight-line basis over the term in which it is outstanding. In May 2016, we discovered our “Up-C” structure was not eligible to offer a "tax-qualified" plan and terminated the then-current ESPP offering period. We refunded all amounts withheld on behalf of employees, including $8.8 million included in accrued expenses and other current liabilities at March 31, 2016. In connection with the offering period termination, we granted a total of 60 RSUs to employees who were participating in the ESPP prior to the termination date, including grants made subsequent to June 30, 2016. Expenses related to the offering period termination were not material. We started a "non-qualified" ESPP offering period in July 2016.

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

7.    Deferred Revenue
Deferred revenue consists of the following:

	June 30, 2016	December 31, 2015
Current:
Domains	$532.1	$497.2
Hosting and presence	364.3	330.8
Business applications	130.4	109.7
	$1,026.8	$937.7
Noncurrent:
Domains	$306.0	$288.5
Hosting and presence	162.5	149.7
Business applications	49.7	40.3
	$518.2	$478.5
8.    Long-Term Debt
Long-term debt consists of the following:

	June 30, 2016	December 31, 2015
Term Loan due May 13, 2021 (effective interest rate of 4.9% at June 30, 2016 and 5.1% at December 31, 2015)	$1,078.0	$1,083.5
Revolving Credit Loan due May 13, 2019	—	—
Total	1,078.0	1,083.5
Less unamortized original issue discounts on long-term debt(1)	(33.7)	(36.8)
Less unamortized debt issuance costs(1)	(2.5)	(2.7)
Less current portion of long-term debt	(4.1)	(4.2)
	$1,037.7	$1,039.8

(1)	Original issue discounts and debt issuance costs are amortized to interest expense over the life of the related debt instruments using the effective interest method.
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
At June 30, 2016, we had $150.0 million available for borrowing under the Revolving Credit Loan and were not in violation of any covenants of the Credit Facility.
The estimated fair value of the Term Loan was $1,080.0 million at June 30, 2016 based on observable market prices for this loan, which is traded in a less active market and is therefore classified as a Level 2 fair value measurement.

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

Future Debt Maturities
Aggregate principal payments, exclusive of any unamortized original issue discounts and debt issuance costs, due on long-term debt as of June 30, 2016 are as follows:

Year Ending December 31:
2016 (remainder of)	$5.5
2017	11.0
2018	11.0
2019	11.0
2020	11.0
Thereafter	1,028.5
$1,078.0
9.    Commitments and Contingencies
Litigation
From time-to-time, we are a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, breach of contract claims and other asserted and unasserted claims. We investigate these claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. The amounts currently accrued for such matters are not material. While the results of such normal course claims and legal proceedings cannot be predicted with certainty, management does not believe, based on current knowledge and the likely timing of resolution of various matters, any additional reasonably possible potential losses above the amounts accrued for such matters would be material to our consolidated financial statements. Regardless of the outcome, legal proceedings may have an adverse effect on us because of defense costs, diversion of management resources and other factors.
Indemnifications
In the normal course of business, we have made indemnities under which we may be required to make payments in relation to certain transactions. These include indemnities to our directors and officers to the maximum extent permitted under applicable state laws and indemnifications related to certain lease agreements. In addition, certain advertiser and reseller partner agreements contain indemnification provisions, which are generally consistent with those prevalent in the industry. We have not incurred material obligations under indemnification provisions historically, and do not expect to incur material obligations in the future. Accordingly, we have not recorded any liabilities related to such indemnities as of June 30, 2016 and December 31, 2015.
We include service level commitments to our customers guaranteeing certain levels of uptime reliability and performance for our hosting and premium DNS products. These guarantees permit those customers to receive credits in the event we fail to meet those levels, with exceptions for certain service interruptions including but not limited to periodic maintenance. We have not incurred any material costs as a result of such commitments during any of the periods presented, and have not recorded any liabilities related to such obligations as of June 30, 2016 and December 31, 2015.
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

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

As of June 30, 2016 and December 31, 2015, our accrual for estimated indirect tax liabilities was $8.3 million and $7.1 million, respectively, reflecting our best estimate of the probable liability based on an analysis of our business activities, revenues subject to indirect taxes and applicable regulations in each jurisdiction. Although we believe our indirect tax estimates and associated reserves are reasonable, the final determination of indirect tax audits and any related litigation could be different than the amounts established for indirect tax contingencies.
10.    Income Taxes
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
Payable to Related Parties Pursuant to the TRAs
As of December 31, 2015, our liability under the TRAs was $151.6 million, representing approximately 85% of the calculated tax savings based on the portion of the original basis adjustments (the OBAs) we anticipated being able to utilize in future years. During the six months ended June 30, 2016, we increased this liability to $200.8 million, including $6.9 million recorded as a current liability. The offsetting amounts to this increase consisted of 1) a $38.5 million reduction of additional paid-in capital resulting from the completion of the April 2016 secondary offering in which certain Desert Newco owners exchanged an aggregate of 10,382 LLC Units (together with the corresponding shares of Class B common stock) for an equivalent number of shares of our Class A common stock at a price of $30.25 per share and 2) a $10.7 million charge to our consolidated statement of operations, which was primarily due to: i) an increase in our ownership of Desert Newco, ii) the finalization of Desert Newco's 2015 taxable income allocated to us and iii) a change in forecasted 2016 taxable income.
The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact the liability under the TRAs. We have determined it is more-likely-than-not we will be unable to utilize all of our deferred tax assets subject to the TRAs; therefore, we have not recorded a liability under the TRAs related to the tax savings we may realize from the utilization of NOL carryforwards and the amortization related to basis adjustments under Code Section 754 created by exchanges of LLC Units, including those exchanged in the secondary offering. If utilization of these deferred tax assets becomes more-likely-than-not in the future, at such time, we will record liabilities under the TRAs of up to an additional $171.1 million as a result of basis adjustments under Code Section 754 and up to an additional $120.1 million related to the tax attributes received in the pre-IPO organizational transactions, which will be

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

recorded through charges to our consolidated statement of operations. Additionally, if these tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRAs.
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
As of March 31, 2016, we had accrued $5.8 million, with an offsetting reduction in additional paid-in capital, for tax distributions related to estimated taxable income allocations to Desert Newco's owners for the first quarter of 2016, excluding us. In April 2016, we paid $2.3 million to YAM, $1.3 million to Silver Lake, $1.2 million to KKR, $0.7 million to TCV and $0.3 million to other Desert Newco owners.
An accrual for tax distributions was not required as of June 30, 2016.
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

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(11.1)	$(71.3)	$(29.4)	$(114.7)
Less: net loss attributable to non-controlling interests	(2.2)	(41.5)	(10.0)	(72.9)
Net loss attributable to GoDaddy Inc.	$(8.9)	$(29.8)	$(19.4)	$(41.8)

Denominator:
Weighted-average shares of Class A common stock outstanding—basic	79,872	64,635	73,853	51,730
Effect of dilutive securities	—	—	—	—
Weighted-average shares of Class A Common stock outstanding—diluted	79,872	64,635	73,853	51,730

Net loss per share of Class A common stock—basic and diluted	$(0.11)	$(0.46)	$(0.26)	$(0.81)
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Options, RSUs and warrants	14,600	15,872	15,498	14,129
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

	June 30, 2016	December 31, 2015
Class A common stock	82,042	67,083
Class B common stock	79,258	90,398
	161,300	157,481

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

12.    Geographic Information
Revenue by geography is based on the customer's billing address, and was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
U.S.	$337.2	$293.3	$656.9	$573.0
International	119.0	101.2	233.0	197.8
	$456.2	$394.5	$889.9	$770.8
No individual international country represented more than 10% of total revenue in any period presented. Substantially all of our assets are located in the U.S.
13.    Related Party Transactions
Sponsors
Amounts paid to affiliates of KKR related to their participation as lenders under our Credit Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Principal	$—	$5.1	$0.1	$5.1
Interest and other fees	0.3	0.3	0.6	0.7
As of June 30, 2016 and December 31, 2015, affiliates of KKR held $20.7 million and $28.8 million, respectively, of the outstanding principal balance of the Term Loan as participating lenders.
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
Desert Newco pays tax distributions to its owners, including the Sponsors. See Note 10.
Bob Parsons and YAM
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
During the three and six months ended June 30, 2015, we paid $2.5 million and $9.2 million, respectively, of interest to YAM under a senior note, which was repaid in April 2015. We also paid a $13.5 million prepayment premium to YAM in connection with the repayment. Following this payment, the senior note was canceled.
Desert Newco pays tax distributions to its owners, including YAM. See Note 10.
Other
In the ordinary course of business, we purchase and lease computer equipment, technology licensing and software maintenance and support from affiliates of Dell Inc. (Dell) of which Silver Lake and its affiliates have a significant ownership interest. During the three months ended June 30, 2016 and 2015, we paid $4.3 million and $3.3 million, respectively, to Dell. During the six months ended June 30, 2016 and 2015, we paid $8.3 million and $8.9 million, respectively, to Dell.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q as well as our audited consolidated financial statements and related notes and the discussion in the “Business” and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of our 2015 Form 10-K.
(Throughout this discussion and analysis, dollars are in millions unless otherwise noted.)
Second Quarter Financial Highlights
Below are our key financial highlights as of and for the three months ended June 30, 2016. All comparisons are to the three months ended June 30, 2015.

•	Total revenue of $456.2 million, an increase of 15.6%, or approximately 17.6% on a constant currency basis(1).

•	International revenue of $119.0 million, an increase of 17.6%, or approximately 25.0% on a constant currency basis(1).

•	Total bookings(2) of $538.6 million, an increase of 13.2%, or approximately 14.4% on a constant currency basis(1).

•	Net loss was $11.1 million.

•	Adjusted EBITDA(2), a non-GAAP financial measure, increased 25.8% to $103.5 million.

•	Total customers increased 7.9% to 14.3 million.

•	Average revenue per user increased 6.2% to $125.

•	Cash and cash equivalents were $472.1 million.

•	Net cash provided by operating activities was $92.4 million.

•	Capital expenditures were $14.6 million.
(1) Discussion of constant currency is set forth in "Quantitative and Qualitative Disclosures about Market Risk."
(2) Reconciliations of total bookings to total revenue and Adjusted EBITDA to net loss, the most directly comparable GAAP financial measures, are set forth in "Reconciliation of Non-GAAP Financial Measure and Other Operating Metric" below.
Key Metrics
We monitor the following key metrics to help us evaluate growth trends, establish budgets and assess operational performance. In addition to our results determined in accordance with GAAP, we believe the following non-GAAP financial measure and other operating metrics are useful in evaluating our business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(in millions, except customers in thousands and ARPU)
Total bookings	$538.6	$475.9	$1,096.4	$974.6
Total customers at period end	14,327	13,281	14,327	13,281
Average revenue per user (ARPU)	$125	$118	$125	$118
Adjusted EBITDA	$103.5	$82.3	$219.1	$176.2

Total bookings. Total bookings represents cash receipts from the sale of products to customers in a given period before giving effect to certain adjustments, primarily net refunds granted in the period. Total bookings provides valuable insight into the sales of our products and the performance of our business since we typically collect payment at the time of sale and recognize revenue ratably over the term of our customer contracts. We report total bookings without giving effect to refunds granted in the period because refunds often occur in periods different from the period of sale for reasons unrelated to the marketing efforts leading to the initial sale. Accordingly, by excluding net refunds, we believe total bookings reflects the effectiveness of our sales efforts in a given period.
Total bookings increased 13.2% from $475.9 million for the three months ended June 30, 2015 to $538.6 million for the three months ended June 30, 2016 and increased 12.5% from $974.6 million for the six months ended June 30, 2015 to $1,096.4 million for the six months ended June 30, 2016. These increases were primarily driven by a 7.9% increase in total customers since June 30, 2015, a 4.5% increase in domains under management over the same period, continued increases in our aftermarket domains business, broadened customer adoption of non-domains products and a higher growth rate associated with our continued expansion in international markets, partially offset by the impact of adverse movements in foreign currency exchange rates.
Total customers. We define total customers as those, as of the end of a period, having an active subscription. A single user may be counted as a customer more than once if the user maintains active subscriptions in multiple accounts. Total customers is an indicator of the scale of our business and is a critical factor in our ability to increase our revenue base.
Total customers increased 7.9% from 13.3 million as of June 30, 2015 to 14.3 million as of June 30, 2016. Our customer growth primarily resulted from our continued international expansion, our ongoing marketing and advertising initiatives and our enhanced and expanded product offerings.
Average revenue per user (ARPU). We calculate ARPU as total revenue during the preceding 12 month period divided by the average of the number of total customers at the beginning and end of the period. ARPU provides insight into our ability to sell additional products to customers, though the impact to date has been muted due to our continued growth in total customers.
ARPU increased 6.2% from $118 for the period ended June 30, 2015 to $125 for the period ended June 30, 2016, primarily due to broadened customer adoption of our products resulting in increased customer spend, revenue from acquired businesses and, to a lesser extent, the reduced impact of purchase accounting adjustments, partially offset by the impact of adverse movements in foreign currency exchange rates.
Adjusted EBITDA. Adjusted EBITDA is a measure of our performance aligning our bookings and operating expenditures, and is the primary metric management uses to evaluate the profitability of our business. We calculate Adjusted EBITDA as net loss excluding depreciation and amortization, interest expense (net), provision (benefit) for income taxes and adjustments to the TRA liability, equity-based compensation expense, change in deferred revenue including the impact of realized gains or losses from the hedging of bookings in foreign currencies, change in prepaid and accrued registry costs and acquisition and sponsor-related costs. Acquisition and sponsor-related costs include (i) retention and acquisition-specific employee costs, (ii) acquisition-related professional fees, (iii) adjustments to the fair value of contingent consideration, (iv) costs incurred under the transaction and monitoring fee agreement with the Sponsors, which was terminated in connection with the IPO, (v) costs incurred under the executive chairman services agreement, which was terminated in connection with the IPO, (vi) costs associated with consulting services provided by KKR Capstone and (vii) the loss incurred on the extinguishment of the senior note. As a result of our business model, we typically collect payment at the time of sale and generally recognize revenue ratably over the term of our customer contracts. At the time of a domain sale, we also incur the obligation for the domain name registry fees associated with the customer contract. As a result, sales to customers increase our deferred revenue and prepaid and accrued registry costs. We therefore adjust net loss for changes in deferred revenue and changes in the associated prepaid and accrued registry costs to facilitate a comparison of our performance from period to period.
Adjusted EBITDA increased 25.8% from $82.3 million for the three months ended June 30, 2015 to $103.5 million for the three months ended June 30, 2016 and increased 24.3% from $176.2 million for the six months ended June 30, 2015 to $219.1 million for the six months ended June 30, 2016. These increases primarily resulted from our revenue growth, revenue from acquired businesses and improved operating efficiencies.
Beginning in the third quarter, we intend to modify our non-GAAP financial measures to ensure compliance with interpretations on the use of such measures recently issued by the SEC. As a result, we will transition away from our historical presentation of Adjusted EBITDA and intend to gather feedback from the investment community regarding the most appropriate and transparent way to bridge from our current metrics to any new measures. We do not expect any potential new metrics or measures to affect our business.
Reconciliation of Non-GAAP Financial Measure and Other Operating Metric
Our non-GAAP financial measure, Adjusted EBITDA, has limitations as an analytical tool and you should not consider it in isolation or as a substitute for an analysis of our results under GAAP. There are a number of limitations related to the use of this non-GAAP financial measure versus its nearest GAAP equivalent. Adjusted EBITDA is not a substitute for net loss. This non-GAAP financial measure may not provide information directly comparable to measures provided by other companies in our industry, as those other companies may calculate their non-GAAP financial measures differently, particularly related to adjustments for acquisition accounting and non-recurring expenses. Adjusted EBITDA also excludes certain recurring expenses that have been, and will continue to be, significant expenses of our business.
The following tables reconcile bookings and Adjusted EBITDA to their most directly comparable GAAP financial measure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Total Bookings:
Total revenue	$456.2	$394.5	$889.9	$770.8
Change in deferred revenue(1)	47.7	45.1	131.0	132.1
Net refunds	35.0	35.4	73.4	70.5
Other	(0.3)	0.9	2.1	1.2
Total bookings	$538.6	$475.9	$1,096.4	$974.6

(1)	Change in deferred revenue also includes the impact of realized gains or losses from the hedging of bookings in foreign currencies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Adjusted EBITDA:
Net loss	$(11.1)	$(71.3)	$(29.4)	$(114.7)
Interest expense, net of interest income(1)	14.0	16.4	27.9	39.9
(Benefit) provision for income taxes and adjustments to the TRA liability	5.7	0.2	11.7	(0.2)
Depreciation and amortization	39.3	38.4	78.2	75.8
Equity-based compensation expense	10.8	9.8	22.8	18.5
Change in deferred revenue(2)	47.7	45.1	131.0	132.1
Change in prepaid and accrued registry costs(3)	(3.7)	(8.2)	(24.3)	(28.8)
Acquisition and sponsor-related costs(4)	0.8	51.9	1.2	53.6
Adjusted EBITDA	$103.5	$82.3	$219.1	$176.2

(1)	Interest income is included in “Other income (expense), net.”

(2)	Change in deferred revenue also includes the impact of realized gains or losses from the hedging of bookings in foreign currencies.

(3)	Change in prepaid and accrued registry costs includes the changes in prepaid domain name registry fees, registry deposits and registry payables.

(4)
Cash paid for acquisition and sponsor-related costs was $0.1 million and $29.7 million for the three months ended June 30, 2016 and 2015, and $0.4 million and $30.3 million for the six months ended June 30, 2016 and 2015, respectively.

Results of Operations
The following tables set forth our consolidated results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue:
Domains	$229.8	$208.5	$448.7	$407.7
Hosting and presence	167.5	145.5	327.9	285.7
Business applications	58.9	40.5	113.3	77.4
Total revenue	456.2	394.5	889.9	770.8
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	162.1	139.7	316.5	276.9
Technology and development	70.2	67.0	141.9	133.9
Marketing and advertising	60.0	50.8	117.5	101.5
Customer care	62.1	55.7	123.8	112.4
General and administrative	52.8	76.5	101.0	124.4
Depreciation and amortization	39.3	38.4	78.2	75.8
Total costs and operating expenses	446.5	428.1	878.9	824.9
Operating income (loss)	9.7	(33.6)	11.0	(54.1)
Interest expense	(14.3)	(16.6)	(28.6)	(40.1)
Tax receivable agreements liability adjustment	(6.1)	—	(10.7)	—
Loss on debt extinguishment	—	(21.4)	—	(21.4)
Other income (expense), net	(0.8)	0.5	(0.1)	0.7
Loss before income taxes	(11.5)	(71.1)	(28.4)	(114.9)
Benefit (provision) for income taxes	0.4	(0.2)	(1.0)	0.2
Net loss	(11.1)	(71.3)	(29.4)	(114.7)
Less: net loss attributable to non-controlling interests	(2.2)	(41.5)	(10.0)	(41.5)
Net loss attributable to GoDaddy Inc.	$(8.9)	$(29.8)	$(19.4)	$(73.2)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Domains	50.4%	52.9%	50.4%	52.9%
Hosting and presence	36.7%	36.9%	36.9%	37.1%
Business applications	12.9%	10.2%	12.7%	10.0%
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	35.5%	35.4%	35.6%	35.9%
Technology and development	15.4%	17.0%	15.9%	17.4%
Marketing and advertising	13.2%	12.9%	13.2%	13.2%
Customer care	13.6%	14.1%	13.9%	14.6%
General and administrative	11.6%	19.4%	11.4%	16.1%
Depreciation and amortization	8.6%	9.7%	8.8%	9.8%
Total costs and operating expenses	97.9%	108.5%	98.8%	107.0%
Operating income (loss)	2.1%	(8.5)%	1.2%	(7.0)%
Interest expense	(3.1)%	(4.2)%	(3.2)%	(5.2)%
Tax receivable agreements liability adjustment	(1.4)%	—%	(1.2)%	—%
Loss on debt extinguishment	—%	(5.4)%	—%	(2.8)%
Other income (expense), net	(0.2)%	0.1%	—%	0.1%
Loss before income taxes	(2.6)%	(18.0)%	(3.2)%	(14.9)%
Benefit (provision) for income taxes	0.1%	(0.1)%	(0.1)%	—%
Net loss	(2.5)%	(18.1)%	(3.3)%	(14.9)%
Less: net loss attributable to non-controlling interests	(0.5)%	(10.5)%	(1.1)%	(5.4)%
Net loss attributable to GoDaddy Inc.	(2.0)%	(7.6)%	(2.2)%	(9.5)%
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
Hosting and presence revenue primarily consists of revenue from the sale of subscriptions for our website hosting products, website building products, online visibility products, security products and an online store.
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

The following table presents our revenue during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%

Domains	$229.8	$208.5	$21.3	10%	$448.7	$407.7	$41.0	10%
Hosting and presence	167.5	145.5	22.0	15%	327.9	285.7	42.2	15%
Business applications	58.9	40.5	18.4	45%	113.3	77.4	35.9	46%
Total revenue	$456.2	$394.5	$61.7	16%	$889.9	$770.8	$119.1	15%
Total revenue increased $61.7 million, or 15.6%, from $394.5 million for the three months ended June 30, 2015 to $456.2 million for the three months ended June 30, 2016 and increased $119.1 million, or 15.5%, from $770.8 million for the six months ended June 30, 2015 to $889.9 million for the six months ended June 30, 2016. These increases were primarily driven by growth in total customers and ARPU, as well as revenue from acquired businesses. Total customers increased 1.0 million, or 7.9%, from 13.3 million as of June 30, 2015 to 14.3 million as of June 30, 2016. The increase in customers impacted each of our revenue lines, as the additional customers purchased subscriptions across our product portfolio.
Domains
Domains revenue increased $21.3 million, or 10.2%, from $208.5 million for the three months ended June 30, 2015 to $229.8 million for the three months ended June 30, 2016. The increase was primarily attributable to an $11.5 million increase in revenue from domain registrations and renewals and a $7.2 million increase in revenue from aftermarket domain sales.
Domains revenue increased $41.0 million, or 10.1%, from $407.7 million for the six months ended June 30, 2015 to $448.7 million for the six months ended June 30, 2016. This increase was primarily attributable to a $24.4 million increase in revenue from domain registrations and renewals and a $13.5 million increase in revenue from aftermarket domain sales.
Domains under management increased 4.5% from 60.1 million as of June 30, 2015 to 62.8 million as of June 30, 2016, impacting domains revenue in both periods.
Hosting and presence
Hosting and presence revenue increased $22.0 million, or 15.1%, from $145.5 million for the three months ended June 30, 2015 to $167.5 million for the three months ended June 30, 2016. The increase was primarily attributable to a $10.5 million increase in revenue from our website hosting and website building products and a $6.6 million increase in revenue from sales of our security products.
Hosting and presence revenue increased $42.2 million, or 14.8%, from $285.7 million for the six months ended June 30, 2015 to $327.9 million for the six months ended June 30, 2016. The increase was primarily attributable to a $21.8 million increase in revenue from our website hosting and website building products and a $13.2 million increase in revenue from sales of our security products.
Business applications
Business applications revenue increased $18.4 million, or 45.4%, from $40.5 million for the three months ended June 30, 2015 to $58.9 million for the three months ended June 30, 2016 and increased $35.9 million, or 46.4%, from $77.4 million for the six months ended June 30, 2015 to $113.3 million for the six months ended June 30, 2016. These increases were primarily driven by our offering of expanded email and productivity solutions and increased customer adoption of our business applications products.

Costs and Operating Expenses
Cost of revenue
Costs of revenue are the direct costs we incur in connection with selling an incremental product to our customers. Substantially all cost of revenue relates to domain registration fees paid to the various domain registries, payment processing fees, third-party commissions and licensing fees for third-party productivity applications. Similar to our billing practices, we pay domain costs at the time of purchase for the life of each customer subscription, but recognize the costs of service ratably over the term of our customer contracts. The terms of registry pricing are established by agreements between registries and registrars, and can vary significantly depending on the TLD. We expect cost of revenue to increase in absolute dollars in future periods as we expand our domains business and increase our customer base. Cost of revenue may increase or decrease as a percentage of total revenue, depending on the mix of products sold in a particular period and the sales and marketing channels used.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%

Cost of revenue (excluding depreciation and amortization)	$162.1	$139.7	$22.4	16%	$316.5	$276.9	$39.6	14%
Cost of revenue increased $22.4 million, or 16.0%, from $139.7 million for the three months ended June 30, 2015 to $162.1 million for the three months ended June 30, 2016. This increase was primarily attributable to a $7.0 million increase in domain registration costs driven by a 4.5% increase in domains under management as well as a higher per domain registration cost associated with many of the new gTLDs, a $6.0 million increase in software licensing fees primarily related to increased sales of email and productivity solutions and increased third-party commissions driven by increased aftermarket domain sales.
Cost of revenue increased $39.6 million, or 14.3%, from $276.9 million for the six months ended June 30, 2015 to $316.5 million for the six months ended June 30, 2016. This increase was primarily attributable to an $15.8 million increase in domain registration costs driven by a 4.5% increase in domains under management as well as a higher per domain registration cost associated with many of the new gTLDs, a $10.1 million increase in software licensing fees primarily related to increased sales of email and productivity solutions, increased third-party commissions driven by increased aftermarket domain sales and increased payment processing fees due to the overall bookings increase.
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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%

Technology and development	$70.2	$67.0	$3.2	5%	$141.9	$133.9	$8.0	6%
Technology and development expenses increased $3.2 million, or 4.8%, from $67.0 million for the three months ended June 30, 2015 to $70.2 million for the three months ended June 30, 2016 due to immaterial increases in a variety of expenses associated with our international expansion and the overall growth of our business.

Technology and development expenses increased $8.0 million, or 6.0%, from $133.9 million for the six months ended June 30, 2015 to $141.9 million for the six months ended June 30, 2016. The increase was primarily attributable to a $4.6 million increase in compensation-related costs for our technology and development employees as well as increased expenses associated with our international expansion and the overall growth of our business.
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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%

Marketing and advertising	$60.0	$50.8	$9.2	18%	$117.5	$101.5	$16.0	16%
Marketing and advertising expenses increased $9.2 million, or 18.1%, from $50.8 million for the three months ended June 30, 2015 to $60.0 million for the three months ended June 30, 2016 and increased $16.0 million, or 15.8%, from $101.5 million for the six months ended June 30, 2015 to $117.5 million for the six months ended June 30, 2016. These increases were primarily attributable to increased discretionary advertising spend driven by our international expansion.
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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%

Customer care	$62.1	$55.7	$6.4	11%	$123.8	$112.4	$11.4	10%
Customer care expenses increased $6.4 million, or 11.5%, from $55.7 million for the three months ended June 30, 2015 to $62.1 million for the three months ended June 30, 2016. The increase was primarily due to a $4.3 million increase in compensation-related costs driven by increased average headcount, as well as incremental costs associated with the continued expansion of our international third-party Customer Care locations.
Customer care expenses increased $11.4 million, or 10.1%, from $112.4 million for the six months ended June 30, 2015 to $123.8 million for the six months ended June 30, 2016. The increase was primarily due to an $8.0 million increase in compensation-related costs driven by increased average headcount, as well as incremental costs associated with the continued expansion of our international third-party Customer Care locations.
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

In the three and six months ended June 30, 2015, general and administrative expenses include $29.7 million of additional expenses related to certain payments made following the completion of the IPO, including $26.7 million paid to the Sponsors in connection with the termination of the transaction and monitoring fee agreement and $3.0 million paid to Bob Parsons in connection with the termination of the executive chairman services agreement.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%

General and administrative	$52.8	$76.5	$(23.7)	(31)%	$101.0	$124.4	$(23.4)	(19)%
General and administrative expenses decreased $23.7 million, or 31.0%, from $76.5 million for the three months ended June 30, 2015 to $52.8 million for the three months ended June 30, 2016. Excluding the termination payments discussed above, general and administrative expenses increased $6.0 million, or 12.8%, from $46.8 million for the three months ended June 30, 2015 to $52.8 million for the three months ended June 30, 2016, primarily due to a $4.1 million increase in compensation-related costs driven by increased average headcount.
General and administrative expenses decreased $23.4 million, or 18.8%, from $124.4 million for the six months ended June 30, 2015 to $101.0 million for the six months ended June 30, 2016. Excluding the termination payments discussed above, general and administrative expenses increased $6.3 million, or 6.7%, from $94.7 million for the six months ended June 30, 2015 to $101.0 million for the six months ended June 30, 2016, primarily due to a $4.6 million increase in compensation-related costs driven by increased average headcount.
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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%

Depreciation and amortization	$39.3	$38.4	$0.9	2%	$78.2	$75.8	$2.4	3%
There were no material changes in depreciation and amortization expense between the periods presented.
Interest expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%

Interest expense	$14.3	$16.6	$(2.3)	(14)%	$28.6	$40.1	$(11.5)	(29)%
Interest expense decreased $2.3 million, or 13.9%, from $16.6 million for the three months ended June 30, 2015 to $14.3 million for the three months ended June 30, 2016 and decreased $11.5 million, or 28.7%, from $40.1 million for the six months ended June 30, 2015 to $28.6 million for the six months ended June 30, 2016, primarily driven by interest savings resulting from our repayment of the senior note to YAM in April 2015.
Loss on debt extinguishment
In April 2015, we recognized a $21.4 million loss on debt extinguishment as a result of the repayment of the senior note to YAM, which consisted of prepayment premium of $13.5 million and the write-off of $7.1 million of unamortized original issue discount and $0.8 million of deferred financing costs.

Liquidity and Capital Resources
Overview
Excluding our IPO proceeds, our principal sources of liquidity have been cash flow generated from operations and long-term debt borrowings. Our principal uses of cash have been to fund operations, acquisitions and capital expenditures, as well as make distributions to holders of LLC Units, interest payments and mandatory principal payments on our long-term debt.
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
In May 2016, we entered into a definitive agreement to acquire Freedom Voice Systems, Inc., a provider of cloud-based communications systems for small to mid-sized businesses, for $42.0 million in cash and additional contingent earn-out payments of up to an additional $5.0 million payable upon the achievement of specified milestones. The acquisition is subject to a number of closing conditions, including obtaining regulatory approvals, and is expected to be completed before the end of 2016.
Credit Facility
Our Credit Facility consists of the $1,100.0 million Term Loan maturing on May 13, 2021 and the available $150.0 million Revolving Credit Loan maturing on May 13, 2019, as described in Note 8 to our consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
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
The Credit Facility contains covenants restricting, among other things, our ability, or the ability of our subsidiaries, to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes including mergers and consolidations, sell assets, make restricted payments including dividends, distributions and investments, prepay junior indebtedness and engage in operations other than in connection with acting as a holding company, subject to customary exceptions. The Revolving Credit Loan also contains a financial covenant requiring us to maintain a maximum net leverage ratio of 7.25:1.00 at all times our usage exceeds 30.0% of the maximum capacity. The net leverage ratio is calculated as the ratio of first lien secured debt less cash and cash equivalents to consolidated EBITDA (as defined in the Credit Facility). As of June 30, 2016, we were in compliance with all such covenants and had no amounts drawn on the Revolving Credit Loan.

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
During the six months ended June 30, 2016, we increased the liability under the TRAs to $200.8 million, including $6.9 million recorded as a current liability. The offsetting amounts to this increase consisted of 1) a $38.5 million reduction of additional paid-in capital resulting from the completion of the April 2016 secondary offering and 2) a $10.7 million charge to our consolidated statement of operations, which was primarily due to: i) an increase in our ownership of Desert Newco, ii) the finalization of Desert Newco's 2015 taxable income allocated to us and iii) a change in forecasted 2016 taxable income.
We have determined it is more-likely-than-not we will be unable to utilize all of our deferred tax assets subject to the TRAs; therefore, we have not recorded a liability under the TRAs related to the tax savings we may realize from the utilization of NOL carryforwards and the amortization related to basis adjustments under Code Section 754 created by exchanges of LLC Units, including those exchanged in the secondary offering. If utilization of these deferred tax assets becomes more-likely-than-not in the future, at such time, we will record liabilities under the TRAs of up to an additional $171.1 million as a result of basis adjustments under Code Section 754 and up to an additional $120.1 million related to the tax attributes received in the pre-IPO organizational transactions, which will be recorded through charges to our consolidated statement of operations. Additionally, if these tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRAs.
We may record additional liabilities under the TRAs when LLC Units are exchanged in the future and as our estimates of the future utilization of the tax attributes, NOLs and other tax benefits change. We expect to make payments under the TRAs, to the extent they are required, within 150 days after our federal income tax return is filed for each fiscal year. Interest on such payments will begin to accrue from the due date (without extensions) of such tax return at a rate equal to the one year LIBOR plus 100 basis points. Under the TRAs, to avoid interest charges, we have the right, but not the obligation, to make TRA payments in advance of the date the payments are otherwise due. We currently expect to begin making payments related to the existing liability under the TRAs in 2017. See Note 10 to our condensed consolidated financial statements for further discussion of this liability.
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
As of March 31, 2016, we had accrued $5.8 million, with an offsetting reduction in additional paid-in capital, for tax distributions related to estimated taxable income allocations to Desert Newco's owners for the first quarter of 2016, excluding us. In April 2016, we paid $2.3 million to YAM, $1.3 million to Silver Lake, $1.2 million to KKR, $0.7 million to TCV and $0.3 million to other Desert Newco owners.
An accrual for tax distributions was not required as of June 30, 2016. We may be required to make additional payments to Desert Newco’s owners related to taxable income allocations for the remainder of 2016. However, because the calculation of such payments is based on future taxable income and other variables, there is significant uncertainty as to whether or not such distributions will be required.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2016	2015

Net cash provided by operating activities	$197.7	$119.4
Net cash used in investing activities	(73.0)	(55.0)
Net cash (used in) provided by financing activities	(0.6)	86.0
Net increase in cash and cash equivalents	$124.1	$150.4
Operating Activities
Our primary source of cash from operating activities has been cash collections from our customers. We expect cash inflows from operating activities to be primarily affected by increases in total bookings. Our primary uses of cash from operating activities have been for domain registration costs paid to registries, personnel costs, discretionary marketing and advertising costs, technology and development costs and interest payments. We expect cash outflows from operating activities to be affected by the timing of payments we make to registries and increases in personnel and other operating costs as we continue to grow our business and expand internationally.
Net cash provided by operating activities increased $78.3 million from $119.4 million during the six months ended June 30, 2015 to $197.7 million during the six months ended June 30, 2016, primarily due to a $65.1 million improvement in our operating income (loss) and a $12.1 million reduction in interest payments primarily resulting from the repayment of the senior note to YAM in April 2015.
Investing Activities
Our investing activities primarily consist of strategic acquisitions and purchases of property and equipment related to growth in our data centers and to support the overall growth of our business and international expansion. We expect our investing cash flows to be affected by the timing of payments we make for capital expenditures and the strategic acquisition or other growth opportunities we decide to pursue.

Net cash used in investing activities increased $18.0 million from $55.0 million during the six months ended June 30, 2015 to $73.0 million during the six months ended June 30, 2016, primarily due to a $10.6 million increase in business acquisitions and a $3.6 million increase in capital expenditures.
Financing Activities
Excluding our IPO proceeds, our financing activities primarily consist of the repayment of principal on long-term debt, stock option activity and the payment of tax distributions to holders of LLC Units.
Net cash from financing activities decreased $86.6 million from $86.0 million provided by financing activities during the six months ended June 30, 2015 to $0.6 million used in financing activities the six months ended June 30, 2016. This was primarily due to the receipt of net IPO proceeds of $482.5 million in 2015 and $10.8 million of distributions paid to holders of LLC Units in 2016. These decreases were partially offset by the repayment of long-term debt of $375.0 million and the payment of debt extinguishment fees of $13.5 million in 2015 and a $22.4 million increase in proceeds received from stock option and warrant exercises.
Deferred Revenue
Deferred revenue consists of our sales for products not yet recognized as revenue at the end of a period. Our deferred revenue as of June 30, 2016 was $1,545.0 million, and is expected to be recognized as revenue as follows:

	Remainder of 2016	2017	2018	2019	2020	Thereafter	Total

Domains	$349.3	$272.0	$94.6	$50.8	$30.8	$40.6	$838.1
Hosting and presence	244.5	176.0	69.0	22.3	8.4	6.6	526.8
Business applications	88.9	59.6	18.7	7.0	3.3	2.6	180.1
	$682.7	$507.6	$182.3	$80.1	$42.5	$49.8	$1,545.0
Off-Balance Sheet Arrangements
As of June 30, 2016 and December 31, 2015, we had no off-balance sheet arrangements that had, or which are reasonably likely to have, a material effect on our consolidated financial statements.
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
Foreign Currency Risk
A portion of our bookings, revenue and operating expenses is denominated in foreign currencies, which are subject to exchange rate fluctuations. Our most significant foreign currency exposures are the Euro, the British pound, the Indian rupee and the Canadian dollar. Our reported bookings, revenues and operating results may be impacted by fluctuations in foreign currency exchange rates. Fluctuations in foreign currency exchange rates may also cause us to recognize transaction gains and losses in our consolidated statement of operations; however, to date, such amounts have not been material. As our international operations grow, our exposure to fluctuations in currency rates may increase, which may increase the costs associated with our international expansion. During the three months ended June 30, 2016, our total bookings growth in constant currency would have been approximately 120 basis points higher and total revenue growth would have been approximately 200 basis points higher. Constant currency is calculated by translating bookings and revenue for each month in the current period using the foreign currency exchange rate for the corresponding month in the prior period, excluding any hedging gains or losses realized during the period.
We utilize foreign exchange forward contracts to manage the volatility of our bookings and revenue related to foreign currency transactions. These forward contracts reduce, but do not eliminate, the impact of adverse currency exchange rate fluctuations. We designate these forward contracts as cash flow hedges for accounting purposes. Changes in the intrinsic value of these hedges are recorded as a component of accumulated other comprehensive income. Gains and losses, once realized, are recorded as a component of accumulated other comprehensive income and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. At June 30, 2016, the total notional amount of such contracts was $51.8 million, all having maturities of 12 months or less, and the realized and unrealized gain included in accumulated other comprehensive income totaled $3.1 million.
Interest Rate Sensitivity
Interest rate risk reflects our exposure to movements in interest rates associated with our borrowings. Borrowings under the Credit Facility bear interest at a rate equal to, at our option, either (a) LIBOR (not less than 1.0% for the Term Loan only) plus 3.25% per annum or (b) 2.25% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%. Borrowings under the Term Loan were $1,078.0 million as of June 30, 2016. The effect of a hypothetical 10% change in interest rates would not have had a material impact on our interest expense.

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
Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2016 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
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

GODADDY INC.

Date:	August 4, 2016	/s/ Scott W. Wagner
Scott W. Wagner
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1+*	Employment Agreement, dated as of June 1, 2014, by and among GoDaddy.com, LLC, Desert Newco, LLC and James Carroll.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
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