Form 10-Q
period 2016-09-30
GoDaddy Inc.
filed 2016-11-03
CIK 1609711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒
As of October 28, 2016, there were 87,469,399 shares of GoDaddy Inc.'s Class A common stock, $0.001 par value per share, outstanding and 78,587,943 shares of GoDaddy Inc.'s Class B common stock, $0.001 par value per share, outstanding.

GoDaddy Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2016

i

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

•	our ability to continue efficiently acquiring customers, maintaining our high customer retention rates and maintaining the level of our customers’ lifetime spend;

•	our ability to provide high quality Customer Care;

•	the effects of increased competition in our markets and our ability to compete effectively;

•	our ability to grow internationally;

•	the impact of fluctuations in foreign currency exchange rates on our business and our ability to effectively manage the exposure to such fluctuations;

•	our ability to effectively manage our growth and associated investments;

•	our ability to integrate recent or potential future acquisitions;

•	our ability to maintain our relationships with our partners;

•	adverse consequences of our substantial level of indebtedness;

•	our ability to maintain, protect and enhance our intellectual property;

•	our ability to maintain or improve our market share;

•	sufficiency of cash and cash equivalents to meet our needs for at least the next 12 months;

•	beliefs and objectives for future operations;

•	our ability to stay in compliance with laws and regulations currently applicable to, or which may become applicable to, our business both in the United States and internationally;

•	economic and industry trends or trend analysis;

•	the attraction and retention of qualified employees and key personnel;

•	the amount and timing of any payments we make under tax receivable agreements (TRAs) or for tax distributions;

•	the future trading prices of our Class A common stock;
as well as other statements regarding our future operations, financial condition and prospects and business strategies.

ii

NOTE ABOUT FORWARD-LOOKING STATEMENTS (continued)

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
Unless expressly indicated or the context suggests otherwise, references to GoDaddy, we, us and our refer to GoDaddy Inc. and its consolidated subsidiaries, including Desert Newco, LLC and its subsidiaries (Desert Newco). We refer to Kohlberg Kravis Roberts & Co. L.P. (together with its affiliates, KKR), Silver Lake Partners (together with its affiliates, Silver Lake) and Technology Crossover Ventures (together with its affiliates, TCV) collectively as the Sponsors. We refer to YAM Special Holdings, Inc. (formerly The Go Daddy Group, Inc.) as YAM. We refer to Robert R. Parsons, the sole beneficial owner of YAM, our founder and a member of our board of directors, as Bob Parsons.

iii

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
GoDaddy Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$556.2	$348.0
Short-term investments	9.6	4.5
Accounts and other receivables	10.8	4.8
Registry deposits	21.6	18.7
Prepaid domain name registry fees	311.1	292.6
Prepaid expenses and other current assets	31.3	25.3
Total current assets	940.6	693.9
Property and equipment, net	230.8	225.0
Prepaid domain name registry fees, net of current portion	171.8	163.7
Goodwill	1,678.1	1,663.4
Intangible assets, net	705.5	735.3
Other assets	6.6	12.1
Deferred tax assets	7.8	5.4
Total assets	$3,741.2	$3,498.8
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$63.2	$39.4
Accrued expenses and other current liabilities	124.6	127.0
Payable to related parties for tax distributions	—	5.3
Deferred revenue	1,043.3	937.7
Long-term debt	4.1	4.2
Total current liabilities	1,235.2	1,113.6
Deferred revenue, net of current portion	528.4	478.5
Long-term debt, net of current portion	1,036.7	1,039.8
Payable to related parties pursuant to tax receivable agreements, net of current portion	199.5	151.6
Other long-term liabilities	39.1	34.3
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value - 50,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value - 1,000,000 shares authorized; 86,413 and 67,083 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	0.1	0.1
Class B common stock, $0.001 par value - 500,000 shares authorized; 78,921 and 90,398 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	0.1	0.1
Additional paid-in capital	548.0	454.6
Accumulated deficit	(46.8)	(32.2)
Accumulated other comprehensive income	2.7	3.2
Total stockholders' equity attributable to GoDaddy Inc.	504.1	425.8
Non-controlling interests	198.2	255.2
Total stockholders' equity	702.3	681.0
Total liabilities and stockholders' equity	$3,741.2	$3,498.8
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Notes to Condensed Consolidated Statements of Operations (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Domains	$236.6	$215.0	$685.3	$622.7
Hosting and presence	174.1	150.8	502.0	436.5
Business applications	61.4	45.3	174.7	122.7
Total revenue	472.1	411.1	1,362.0	1,181.9
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	169.2	144.0	485.7	420.9
Technology and development	72.3	67.3	214.2	201.2
Marketing and advertising	53.4	49.3	170.9	150.8
Customer care	59.8	54.8	183.6	167.2
General and administrative	52.8	44.2	153.8	168.6
Depreciation and amortization	43.4	40.6	121.6	116.4
Total costs and operating expenses	450.9	400.2	1,329.8	1,225.1
Operating income (loss)	21.2	10.9	32.2	(43.2)
Interest expense	(14.4)	(14.6)	(43.0)	(54.7)
Tax receivable agreements liability adjustment	1.3	(0.6)	(9.4)	(0.6)
Loss on debt extinguishment	—	—	—	(21.4)
Other income (expense), net	(0.7)	—	(0.8)	0.7
Income (loss) before income taxes	7.4	(4.3)	(21.0)	(119.2)
Benefit (provision) for income taxes	0.9	(0.9)	(0.1)	(0.7)
Net income (loss)	8.3	(5.2)	(21.1)	(119.9)
Less: net income (loss) attributable to non-controlling interests	3.5	(2.7)	(6.5)	(44.2)
Net income (loss) attributable to GoDaddy Inc.	$4.8	$(2.5)	$(14.6)	$(75.7)
Net income (loss) per share of Class A common stock(2):
Basic	$0.06	$(0.04)	$(0.19)	$(0.82)
Diluted	$0.05	$(0.04)	$(0.19)	$(0.82)
Weighted-average shares of Class A common stock outstanding(2):
Basic	83,733	64,999	77,170	56,153
Diluted	96,743	64,999	77,170	56,153
___________________________ (1) Costs and operating expenses include equity-based compensation expense as follows:
Technology and development	$7.0	$4.4	$16.9	$12.5
Marketing and advertising	2.3	1.5	5.8	4.5
Customer care	1.6	0.9	3.0	2.1
General and administrative	6.6	3.2	14.6	9.4

(2)
Amounts for periods prior to our initial public offering (IPO) have been retrospectively adjusted to give effect to the pre-IPO organizational transactions. The prior period amounts do not consider the 26,000 shares of Class A common stock sold in our IPO. See Note 12.

See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statement of Stockholders' Equity (unaudited)
(In millions, except share amounts which are reflected in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest
	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2015	67,083	$0.1	90,398	$0.1	$454.6	$(32.2)	$3.2	$255.2	$681.0
Net income (loss)	—	—	—	—	—	(14.6)	—	(6.5)	(21.1)
Equity-based compensation expense	—	—	—	—	40.3	—	—	—	40.3
Stock option and warrant exercises	7,853	—	—	—	78.1	—	—	(32.2)	45.9
Effect of exchanges of LLC Units	11,477	—	(11,477)	—	13.3	—	—	(13.3)	—
Liability pursuant to the tax receivable agreements resulting from exchanges of LLC Units	—	—	—	—	(38.5)	—	—	—	(38.5)
Distributions to holders of LLC Units	—	—	—	—	—	—	—	(5.0)	(5.0)
Other	—	—	—	—	0.2	—	(0.5)	—	(0.3)
Balance at September 30, 2016	86,413	$0.1	78,921	$0.1	$548.0	$(46.8)	$2.7	$198.2	$702.3

See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(21.1)	$(119.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	121.6	116.4
Equity-based compensation	40.3	28.5
Loss on debt extinguishment	—	21.4
Other	13.4	7.5
Changes in operating assets and liabilities, net of amounts acquired:
Registry deposits	(2.9)	(3.4)
Prepaid domain name registry fees	(26.6)	(32.5)
Deferred revenue	156.6	161.9
Other operating assets and liabilities	16.1	18.2
Net cash provided by operating activities	297.4	198.1
Investing activities
Purchases of short-term investments	(10.5)	(7.3)
Maturities of short-term investments	5.4	4.9
Business acquisitions, net of cash acquired	(57.9)	(30.7)
Purchases of intangible assets	—	(22.5)
Purchases of property and equipment, excluding improvements	(37.8)	(31.3)
Purchases of leasehold and building improvements	(5.0)	(3.0)
Other investing activities, net	—	1.1
Net cash used in investing activities	(105.8)	(88.8)
Financing activities
Proceeds received from:
Issuance of Class A common stock sold in IPO, net of offering costs	—	482.4
Stock option and warrant exercises	45.9	1.2
Payments made for:
Distributions to holders of LLC Units	(10.8)	—
Repayment of senior note	—	(300.0)
Repayment of revolving credit loan	—	(75.0)
Repayment of term loan	(8.2)	(8.2)
Financing-related costs	—	(13.5)
Contingent consideration for business acquisitions	(1.5)	—
Capital leases and other financing obligations	(8.8)	(7.4)
Net cash provided by financing activities	16.6	79.5
Effect of exchange rate changes on cash and cash equivalents	—	(0.1)
Net increase in cash and cash equivalents	208.2	188.7
Cash and cash equivalents, beginning of period	348.0	139.0
Cash and cash equivalents, end of period	$556.2	$327.7
Supplemental cash flow information:
Cash paid during the period for:
Interest on long-term debt	$35.0	$47.3
Income taxes, net of refunds received	$2.7	$1.6
Supplemental information for non-cash investing and financing activities:
Fair value of contingent consideration in connection with business acquisitions	$1.0	$0.9
Accrued capital expenditures, excluding improvements, at period end	$12.8	$5.0
Accrued capital expenditures, leasehold and building improvements, at period end	$0.7	$0.6
Property and equipment acquired under capital leases	$7.0	$11.1

See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts which are reflected in thousands and per share amounts)

1.    Organization and Background
Organization
We were incorporated on May 28, 2014 for the purpose of facilitating an IPO and other related organizational transactions, completed on April 7, 2015, in order to operate and control all of the business and affairs of Desert Newco. As sole managing member, we have all voting power in, and control the management of, Desert Newco. As a result, we consolidate Desert Newco’s financial results and report a non-controlling interest representing the economic interest held by the other members of Desert Newco. As discussed in Note 5, in April 2016, we completed a secondary offering in which certain stockholders exchanged 10,382 LLC Units (together with the corresponding shares of Class B common stock) for Class A common stock, increasing our ownership in Desert Newco to approximately 52% as of September 30, 2016.
Basis of Presentation
Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP), and include our accounts and the accounts of our subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.
We had no material components of other comprehensive income (loss) during any of the periods presented. As such, a consolidated statement of comprehensive income (loss) is not presented.
Our interim condensed consolidated financial statements are unaudited. These financial statements have been prepared in accordance with GAAP, and in our opinion, include all adjustments of a normal recurring nature necessary for the fair presentation of the interim periods presented. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2016.
These financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015, as amended (2015 Form 10-K).
Prior Period Reclassifications
Reclassifications of certain immaterial prior period amounts have been made to conform to the current period presentation.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions affecting amounts reported in our financial statements. Our more significant estimates include:

•	the determination of the best estimate of selling price of the deliverables included in multiple-deliverable revenue arrangements;

•	the fair value of assets acquired and liabilities assumed in business acquisitions;

•	the assessment of recoverability of long-lived assets, including property and equipment, goodwill and intangible assets;

•	the estimated reserve for refunds;

•	the estimated useful lives of intangible and depreciable assets;

•	the grant date fair value of equity-based awards;

•	the recognition, measurement and valuation of current and deferred income taxes;

•	the recognition and measurement of amounts payable under tax receivable agreements;

•	the recognition and measurement of amounts payable as tax distributions to Desert Newco's owners; and

•	the recognition and measurement of loss contingencies, indirect tax liabilities and certain accrued liabilities.
We periodically evaluate these estimates and adjust prospectively, if necessary. We believe our estimates and assumptions are reasonable; however, actual results may differ from our estimates.
Segments and Reporting Units
Our chief operating decision maker function is comprised of our Chief Executive Officer and Chief Operating Officer who collectively review financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance for the entire company. Accordingly, we have a single operating segment and reporting unit.

2.    Summary of Significant Accounting Policies
Derivative Financial Instruments
We enter into foreign exchange forward contracts with financial institutions to hedge certain forecasted sales transactions denominated in currencies other than the United States (U.S.) dollar. We designate these forward contracts as cash flow hedges, which are recognized as either assets or liabilities at fair value. We do not hold or issue derivative instruments for speculative or trading purposes. At September 30, 2016, the total notional amount of outstanding contracts was $26.1 million, all having remaining maturities of 3 months or less.
We reflect unrealized gains or losses on the effective portion of a cash flow hedge as a component of accumulated other comprehensive income. Gains and losses, once realized, are recorded as a component of accumulated other comprehensive income and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. Any ineffective portion of gains or losses are recorded as other income (expense), net and were immaterial during all periods presented. Each period, we evaluate the effectiveness of each of our hedges. As of September 30, 2016, all hedges were determined to be effective.

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
We hold certain assets required to be measured at fair value on a recurring basis. These may include reverse repurchase agreements, commercial paper or other securities, which are classified as either cash and cash equivalents or short-term investments. We classify these assets within Level 1 or Level 2 because we use either quoted market prices or alternative pricing sources utilizing market observable inputs to determine their fair value, as follows:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Reverse repurchase agreements(1)	$—	$135.0	$—	$135.0
Commercial paper	—	50.0	—	50.0
Short-term investments:
Certificates of deposit and time deposits	9.6	—	—	9.6
Total assets measured and recorded at fair value	$9.6	$185.0	$—	$194.6

(1)	Reverse repurchase agreements include an $80.0 million repurchase agreement with Morgan Stanley, callable with 31 days notice, and a $55.0 million one-week repurchase agreement with Wells Fargo.

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Reverse repurchase agreements(1)	$—	$40.0	$—	$40.0
Short-term investments:
Certificates of deposit	4.5	—	—	4.5
Total assets measured and recorded at fair value	$4.5	$40.0	$—	$44.5

(1)	Reverse repurchase agreements include a $40.0 million repurchase agreement with Wells Fargo in overnight sweeps.
We have no other material assets or liabilities measured at fair value on a recurring basis.
Foreign Currency
Our functional currency is the U.S. dollar. Assets denominated in foreign currencies are remeasured into U.S. dollars at period-end exchange rates. Foreign currency based revenue and expenses transactions are measured at transaction date exchange rates. Foreign currency remeasurement gains and losses are recorded in other income (expense), net and were $(1.5) million and $(1.5) million for the three months ended September 30, 2016 and 2015, respectively, and $(3.1) million and $(2.9) million for the nine months ended September 30, 2016 and 2015, respectively.
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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard on revenue recognition from contracts with customers. The new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB approved a one year deferral of the effective date making the new standard effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date. The new standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. In March 2016, the FASB amended the principal-versus-agent implementation guidance set forth in the new standard. Among other things, this amendment clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB amended certain aspects of the new standard related to identifying performance obligations and licensing implementation. In May 2016, the FASB amended certain aspects of the new standard related to collectability assessment, sales taxes and other similar taxes collected from customers, noncash consideration, contract modification and completed contracts at transition. This amendment is intended to address implementation issues raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new standard. We plan to adopt this new standard on January 1, 2018 and are currently evaluating the transition method we intend to utilize and its expected impact on our consolidated financial statements.
In February 2016, the FASB issued new guidance related to accounting for leases. The new standard requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and provide additional information about the nature of an organization’s leasing activities. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases and amounts previously recognized in accordance with the business combinations guidance for leases. We are currently evaluating the timing of our adoption and the expected impact of this new standard on our consolidated financial statements.
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
In June 2016, the FASB issued new guidance for the accounting for credit losses on instruments that will require us to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial instruments measured at amortized cost and also applies to some off-balance sheet credit exposures. The guidance is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the timing of our adoption and the expected impact of this new guidance on our consolidated financial statements.
In August 2016, the FASB issued new guidance clarifying the treatment of several cash flow categories. In addition, the new guidance clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. This new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. We expect to adopt this guidance during the fourth quarter of 2016 and are currently evaluating its expected impact on our consolidated financial statements.
In October 2016, the FASB issued new guidance that will require an entity to recognize the income tax consequences of intra-entity assets transfers, other than inventory, when the transfer occurs. This new guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the timing of our adoption and the expected impact of this new guidance on our consolidated financial statements.

3.    Business Acquisitions
During the nine months ended September 30, 2016, we completed two acquisitions for cash of $61.1 million, including $3.1 million payable in future periods following the expiration of contractual holdback periods, and additional immaterial contingent earn-out payments subject to the achievement of certain revenue targets. The acquisitions are not material to our results of operations, and as a result, no proforma financial information is presented.
The aggregate purchase price was allocated to the assets acquired and liabilities assumed based upon our assessment of fair value as of the respective acquisition dates with $38.4 million attributed to an indefinite-lived domain portfolio intangible asset, $14.7 million to goodwill, which is deductible for income tax purposes, $7.6 million to other identified finite-lived intangible assets and $0.7 million of net liabilities assumed. We also recorded a $1.1 million reduction of our existing deferred revenue from prior transactions with one of the acquired businesses. Identified intangible assets, which were valued using either income- or cost-based approaches, include an indefinite-lived domain portfolio, customer-related intangible assets and developed technology. The acquired finite-lived intangible assets have a total weighted-average amortization period of 4.4 years.

4.    Goodwill and Intangible Assets
The following table summarizes changes in our goodwill balance:

Balance at December 31, 2015	$1,663.4
Goodwill related to acquisitions	14.7
Balance at September 30, 2016	$1,678.1
Intangible assets, net are summarized as follows:

	September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Domains Sold	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	n/a	$445.0
Domain portfolio	99.6	n/a	$(10.1)	89.5
Finite-lived intangible assets:
Customer-related	362.8	$(234.3)	n/a	128.5
Developed technology	215.7	(177.8)	n/a	37.9
Trade names	11.6	(7.0)	n/a	4.6
Other	1.1	(1.1)	n/a	—
	$1,135.8	$(420.2)	$(10.1)	$705.5

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Domains Sold	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	n/a	$445.0
Domain portfolio	61.2	n/a	(3.7)	57.5
Finite-lived intangible assets:
Customer-related	361.2	$(196.8)	n/a	164.4
Developed technology	210.1	(148.0)	n/a	62.1
Trade names	11.2	(5.2)	n/a	6.0
Other	1.1	(0.8)	n/a	0.3
	$1,089.8	$(350.8)	$(3.7)	$735.3
Customer-related intangible assets, developed technology and trade names have weighted-average useful lives from the date of purchase of 99 months, 64 months and 57 months, respectively. Amortization expense was $25.7 million and $24.6 million for the three months ended September 30, 2016 and 2015, respectively. Amortization expense was $69.4 million and $71.4 million for the nine months ended September 30, 2016 and 2015, respectively. The weighted-average remaining amortization period for amortizable intangible assets was 43 months as of September 30, 2016.
Based on the balance of finite-lived intangible assets at September 30, 2016, expected future amortization expense is as follows:

Year Ending December 31:
2016 (remainder of)	$20.4
2017	54.6
2018	46.4
2019	27.4
2020	21.5
Thereafter	0.7
$171.0
5.     Stockholders’ Equity
Secondary Offering
In April 2016, we completed a secondary offering in which certain stockholders, including the Sponsors, YAM and certain of our executive officers, sold an aggregate of 18,975 shares of our Class A common stock at a public offering price of $30.25 per share. We received $6.3 million in proceeds from the exercise of stock options in connection with the offering, but did not receive any proceeds from the shares sold in the offering. The offering also included the exchange of 10,382 LLC Units (together with the corresponding shares of Class B common stock) for Class A common stock by certain selling stockholders, which resulted in an $8.8 million increase in additional paid-in capital, with an offsetting reduction in non-controlling interests, and a material increase to the liability under the TRAs. See Note 11.

6.    Equity-Based Compensation Plans
On March 31, 2015, we adopted the 2015 Equity Incentive Plan (the 2015 Plan) and reserved a total of 10,285 shares of Class A common stock for issuance pursuant to the 2015 Plan. The shares reserved for issuance under the 2015 Plan also included up to 28,133 shares rolled over from the Desert Newco, LLC 2011 Unit Incentive Plan (the 2011 Unit Incentive Plan) and from certain other option plans assumed in connection with acquisitions. On January 1, 2016, in accordance with the automatic increase provisions of the 2015 Plan, an additional 6,299 shares were reserved for issuance pursuant to the 2015 Plan. As of September 30, 2016, 12,575 shares were available for issuance as future awards under the 2015 Plan.
On March 31, 2015, we adopted the 2015 Employee Stock Purchase Plan (the ESPP) and reserved a total of 2,000 shares of Class A common stock for issuance pursuant to the ESPP. On January 1, 2016, in accordance with the automatic increase provisions of the ESPP, an additional 1,000 shares were reserved for issuance pursuant to the ESPP. As of September 30, 2016, 2,325 shares were available for issuance as future awards under the ESPP.
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
The following table summarizes our option activity for the nine months ended September 30, 2016:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Grant- Date Fair Value ($)	Weighted- Average Exercise Price ($)
Outstanding at December 31, 2015	27,419		10.25
Granted	2,042	11.89	30.70
Exercised	(7,646)		6.01
Forfeited	(1,448)		17.04
Outstanding at September 30, 2016	20,367		13.41
Vested at September 30, 2016	9,961		8.54
The following table summarizes our RSU activity for the nine months ended September 30, 2016:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Grant- Date Fair Value ($)
Outstanding at December 31, 2015	93
Granted	2,876	29.95
Vested	(207)
Forfeited	(165)
Outstanding at September 30, 2016	2,597
At September 30, 2016, total unrecognized compensation expense related to non-vested stock options and RSUs was $45.0 million and $49.8 million, respectively, with expected remaining weighted-average recognition periods of 2.1 years and 3.0 years, respectively. We currently believe the performance targets related to the vesting of performance awards will be achieved. If such targets are not achieved, or are subsequently determined to not be probable of being achieved, we will not recognize any compensation expense relating to performance awards, and will reverse any previously recognized expense.
In May 2016, we discovered our “Up-C” structure was not eligible to offer a "tax-qualified" plan and terminated the then-current ESPP offering period. We refunded all amounts withheld on behalf of employees, including $8.8 million included in accrued expenses and other current liabilities at March 31, 2016. In connection with the offering period termination, we granted fully-vested RSUs to employees who were participating in the ESPP prior to the termination date, resulting in $3.6 million of additional equity-based compensation expense during the three and nine months ended September 30, 2016. Other expenses related to this termination were not material. We started a "non-qualified" ESPP offering period in July 2016.
The fair value of each ESPP share is estimated on the first day of each offering period using the Black-Scholes option pricing model, and is recognized as compensation expense on a straight-line basis over the term in which it is outstanding. As of September 30, 2016, $3.4 million has been withheld on behalf of employees for future purchases under the ESPP, which is included in accrued expenses and other current liabilities. At September 30, 2016, total unrecognized compensation expense related to ESPP shares was $0.4 million, which will be recognized during the fourth quarter of 2016.

7.    Deferred Revenue
Deferred revenue consists of the following:

	September 30, 2016	December 31, 2015
Current:
Domains	$535.6	$497.2
Hosting and presence	370.2	330.8
Business applications	137.5	109.7
	$1,043.3	$937.7
Noncurrent:
Domains	$310.1	$288.5
Hosting and presence	163.6	149.7
Business applications	54.7	40.3
	$528.4	$478.5
8.    Long-Term Debt
Long-term debt consists of the following:

	September 30, 2016	December 31, 2015
Term Loan due May 13, 2021 (effective interest rate of 4.9% at September 30, 2016 and 5.1% at December 31, 2015)	$1,075.3	$1,083.5
Revolving Credit Loan due May 13, 2019	—	—
Total	1,075.3	1,083.5
Less: unamortized original issue discounts on long-term debt(1)	(32.1)	(36.8)
Less: unamortized debt issuance costs(1)	(2.4)	(2.7)
Less: current portion of long-term debt	(4.1)	(4.2)
	$1,036.7	$1,039.8

(1)	Original issue discounts and debt issuance costs are amortized to interest expense over the life of the related debt instruments using the effective interest method.
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
At September 30, 2016, we had $150.0 million available for borrowing under the Revolving Credit Loan and were not in violation of any covenants of the Credit Facility.
The estimated fair value of the Term Loan was $1,082.7 million at September 30, 2016 based on observable market prices for this loan, which is traded in a less active market and is therefore classified as a Level 2 fair value measurement.

Future Debt Maturities
Aggregate principal payments, exclusive of any unamortized original issue discounts and debt issuance costs, due on long-term debt as of September 30, 2016 are as follows:

Year Ending December 31:
2016 (remainder of)	$2.8
2017	11.0
2018	11.0
2019	11.0
2020	11.0
Thereafter	1,028.5
$1,075.3
9.    Commitments and Contingencies
Litigation
From time-to-time, we are a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, breach of contract claims and other asserted and unasserted claims. We investigate claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. The amounts currently accrued for such matters are not material. While the results of such normal course claims and legal proceedings cannot be predicted with certainty, management does not believe, based on current knowledge and the likely timing of resolution of various matters, any additional reasonably possible potential losses above the amounts accrued for such matters would be material to our consolidated financial statements. Regardless of the outcome, legal proceedings may have an adverse effect on us because of defense costs, diversion of management resources and other factors.
Indemnifications
In the normal course of business, we have made indemnities under which we may be required to make payments in relation to certain transactions, including to our directors and officers to the maximum extent permitted under applicable state laws and indemnifications related to certain lease agreements. In addition, certain advertiser and reseller partner agreements contain indemnification provisions, which are generally consistent with those prevalent in the industry. We have not incurred material obligations under indemnification provisions historically, and do not expect to incur material obligations in the future. Accordingly, we have not recorded any liabilities related to such indemnities as of September 30, 2016 and December 31, 2015.
We include service level commitments to our customers guaranteeing certain levels of uptime reliability and performance for our hosting and premium DNS products. These guarantees permit those customers to receive credits in the event we fail to meet those levels, with exceptions for certain service interruptions including but not limited to periodic maintenance. We have not incurred any material costs as a result of such commitments during any of the periods presented, and have not recorded any liabilities related to such obligations as of September 30, 2016 and December 31, 2015.
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
As of September 30, 2016 and December 31, 2015, our accrual for estimated indirect tax liabilities was $5.1 million and $7.1 million, respectively, reflecting our best estimate of the probable liability based on an analysis of our business activities, revenues subject to indirect taxes and applicable regulations in each jurisdiction. Although we believe our indirect tax estimates and associated reserves are reasonable, the final determination of indirect tax audits and any related litigation could be different than the amounts established for indirect tax contingencies.

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

11.    Payable to Related Parties Pursuant to the TRAs
As of December 31, 2015, our liability under the TRAs was $151.6 million, representing approximately 85% of the calculated tax savings based on the portion of the original basis adjustments (the OBAs) we anticipated being able to utilize in future years. During the nine months ended September 30, 2016, we increased this liability through 1) a $38.5 million reduction of additional paid-in capital resulting from the completion of the April 2016 secondary offering in which certain Desert Newco owners exchanged an aggregate of 10,382 LLC Units (together with the corresponding shares of Class B common stock) for an equivalent number of shares of our Class A common stock at a price of $30.25 per share and 2) a $14.4 million charge to our consolidated statement of operations, which was primarily due to: i) an increase in our ownership of Desert Newco, ii) the finalization of Desert Newco's 2015 taxable income allocated to us and iii) a change in forecasted 2016 taxable income. During the three months ended September 30, 2016, we also reduced this liability through a $5.0 million benefit to our consolidated statement of operations resulting from the correction of an immaterial error related to our accounting for this liability at June 30, 2016. As of September 30, 2016, the liability under the TRAs was $199.5 million.
The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact the liability under the TRAs. We have determined it is more-likely-than-not we will be unable to utilize all of our deferred tax assets subject to the TRAs; therefore, we have not recorded a liability under the TRAs related to the tax savings we may realize from the utilization of NOL carryforwards and the amortization related to basis adjustments under Code Section 754 created by exchanges of LLC Units, including those exchanged in the secondary offering. If utilization of these deferred tax assets becomes more-likely-than-not in the future, at such time, we will record liabilities under the TRAs of up to an additional $162.5 million as a result of basis adjustments under Code Section 754 and up to an additional $147.8 million related to the tax attributes received in the pre-IPO organizational transactions and also generated by post-IPO activity, which will be recorded through charges to our consolidated statement of operations. However, if these tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRAs.

12.    Income (Loss) Per Share
Basic income (loss) per share is computed by dividing net income (loss) attributable to GoDaddy Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive shares, including outstanding options, RSUs, warrants and ESPP shares. In periods when we have a net loss, potentially issuable shares are excluded from the calculation of earnings per share as their inclusion would have an antidilutive effect.
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$8.3	$(5.2)	$(21.1)	$(119.9)
Less: net income (loss) attributable to non-controlling interests	3.5	(2.7)	(6.5)	(74.0)
Net income (loss) attributable to GoDaddy Inc.	$4.8	$(2.5)	$(14.6)	$(45.9)
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	83,733	64,999	77,170	56,153
Effect of dilutive securities	13,010	—	—	—
Weighted-average shares of Class A Common stock outstanding—diluted	96,743	64,999	77,170	56,153
Net income (loss) per share of Class A common stock—basic	$0.06	$(0.04)	$(0.19)	$(0.82)
Net income (loss) per share of Class A common stock - diluted	$0.05	$(0.04)	$(0.19)	$(0.82)
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted income (loss) per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Options, RSUs, warrants and ESPP shares	—	15,731	14,680	14,693
Shares of Class B common stock do not share in our earnings and are not participating securities. Accordingly, separate presentation of income (loss) per share of Class B common stock under the two-class method has not been presented. Each share of Class B common stock (together with a corresponding LLC Unit) is exchangeable for one share of Class A common stock. Total shares outstanding were as follows:

	September 30, 2016	December 31, 2015
Class A common stock	86,413	67,083
Class B common stock	78,921	90,398
	165,334	157,481

13.    Geographic Information
Revenue by geography is based on the customer's billing address, and was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
U.S.	$342.9	$304.7	$999.8	$877.7
International	129.2	106.4	362.2	304.2
	$472.1	$411.1	$1,362.0	$1,181.9
No individual international country represented more than 10% of total revenue in any period presented. Substantially all of our assets are located in the U.S.

14.    Related Party Transactions
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
An accrual for tax distributions was not required as of September 30, 2016.

Sponsors
Amounts paid to affiliates of KKR related to their participation as lenders under our Credit Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Principal	$—	$0.1	$0.1	$5.2
Interest and other fees	0.1	0.3	0.7	1.1
As of September 30, 2016 and December 31, 2015, affiliates of KKR held $0 and $28.8 million, respectively, of the outstanding principal balance of the Term Loan as participating lenders.

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
Bob Parsons and YAM
On December 16, 2011, we entered into an executive chairman services agreement with Bob Parsons pursuant to which we were obligated to provide customary benefits and to reimburse up to $0.5 million of business expenses annually. In April 2015, we paid $3.0 million upon the termination of this agreement following the completion of the IPO, which was charged to general and administrative expenses. Following this payment, we have no further obligations under this agreement.
During the three and nine months ended September 30, 2015, we paid $0 and $9.2 million, respectively, of interest to YAM under a senior note, which was repaid in April 2015. We also paid a $13.5 million prepayment premium to YAM in connection with the repayment. Following this payment, the senior note was canceled.
Other
In the ordinary course of business, we purchase and lease computer equipment, technology licensing and software maintenance and support from affiliates of Dell Inc. (Dell) of which Silver Lake and its affiliates have a significant ownership interest. During the three months ended September 30, 2016 and 2015, we paid $3.0 million and $4.3 million, respectively, to Dell. During the nine months ended September 30, 2016 and 2015, we paid $11.3 million and $13.3 million, respectively, to Dell.

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
Third Quarter Financial Highlights
Below are our key financial highlights as of and for the three months ended September 30, 2016. All comparisons are to the three months ended September 30, 2015.

•	Total revenue of $472.1 million, an increase of 14.8%, or approximately 16.4% on a constant currency basis(1).

•	International revenue of $129.2 million, an increase of 21.4%, or approximately 27.2% on a constant currency basis(1).

•	Total bookings(2) of $534.3 million, an increase of 12.3%, or approximately 13.1% on a constant currency basis(1).

•	Net income was $8.3 million.

•	Total customers increased 7.2% to 14.5 million.

•	Average revenue per user increased 6.5% to $127.

•	Cash and cash equivalents were $556.2 million.

•	Net cash provided by operating activities was $99.7 million.

•	Capital expenditures were $16.2 million.
(1) Discussion of constant currency is set forth in "Quantitative and Qualitative Disclosures about Market Risk."
(2) A reconciliation of total bookings to total revenue, the most directly comparable GAAP financial measure, is set forth in "Reconciliation of Non-GAAP Financial Measure and Other Operating Metric" below.
Key Metrics
In addition to our results determined in accordance with GAAP, we believe EBITDA excluding equity-based compensation, a non-GAAP financial measure, and the other operating metrics below are useful as supplements in evaluating our ongoing operational performance and help provide an enhanced understanding of our past financial performance.
In addition to EBITDA excluding equity-based compensation, we also monitor the changes in deferred revenue and changes in the associated prepaid and accrued registry costs to facilitate a supplemental comparison of our performance from period to period. This is due to our business model in that we typically collect payment at the time of sale and generally recognize revenue ratably over the term of our customer contracts. At the time of a domain sale, we also incur the obligation for the domain name registry fees associated with the customer contract. As a result, sales to customers increase our deferred revenue and prepaid and accrued registry costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(in millions, except customers in thousands and ARPU)
Total bookings	$534.3	$475.6	$1,630.7	$1,450.2
Total customers at period end	14,547	13,572	14,547	13,572
Average revenue per user (ARPU)	$127	$119	$127	$119

EBITDA excluding equity-based compensation	$80.9	$61.2	$192.1	$80.5
Change in deferred revenue(1)	$27.3	$29.8	$158.3	$161.9
Change in prepaid and accrued registry costs(2)	$(1.6)	$(4.0)	$(25.9)	$(32.8)

(1)	Change in deferred revenue also includes the impact of realized gains or losses from the hedging of bookings in foreign currencies.

(2)	Change in prepaid and accrued registry costs includes the changes in prepaid domain name registry fees, registry deposits and registry payables.
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
Total bookings increased 12.3% from $475.6 million for the three months ended September 30, 2015 to $534.3 million for the three months ended September 30, 2016 and increased 12.4% from $1,450.2 million for the nine months ended September 30, 2015 to $1,630.7 million for the nine months ended September 30, 2016. These increases were primarily driven by a 7.2% increase in total customers since September 30, 2015, a 3.9% increase in domains under management over the same period, continued increases in aftermarket domain sales, broadened customer adoption of non-domains products and a higher growth rate associated with our increased international presence, partially offset by the impact of adverse movements in foreign currency exchange rates.
Total customers. We define total customers as those, as of the end of a period, having an active subscription. A single user may be counted as a customer more than once if the user maintains active subscriptions in multiple accounts. Total customers is an indicator of the scale of our business and is a critical factor in our ability to increase our revenue base.
Total customers increased 7.2% from 13.6 million as of September 30, 2015 to 14.5 million as of September 30, 2016. Our customer growth primarily resulted from our increased international presence, our ongoing marketing and advertising initiatives and our enhanced and expanded product offerings.
Average revenue per user (ARPU). We calculate ARPU as total revenue during the preceding 12 month period divided by the average of the number of total customers at the beginning and end of the period. ARPU provides insight into our ability to sell additional products to customers, though the impact to date has been muted due to our continued growth in total customers.
ARPU increased 6.5% from $119 for the period ended September 30, 2015 to $127 for the period ended September 30, 2016, primarily due to broadened customer adoption of our products resulting in increased customer spend, revenue from acquired businesses and, to a lesser extent, the reduced impact of purchase accounting adjustments, partially offset by the impact of adverse movements in foreign currency exchange rates.
EBITDA excluding equity-based compensation. EBITDA excluding equity-based compensation is a supplemental measure of our operating performance allowing management, investors and others to evaluate and compare our core operating results and trends by removing the impact of our capital structure (interest expense from our outstanding long-term debt), asset base (depreciation and amortization), tax consequences (tax provision and TRA liability) and equity-based compensation. In addition to its use by management, we also believe it is a measure widely used by securities analysts, investors and others to evaluate the financial performance of our company and other companies in our industry. We calculate EBITDA excluding equity-based compensation as net income (loss) excluding depreciation and amortization, interest expense (net), provision (benefit) for income taxes and adjustments to the TRA liability and equity-based compensation expense. Other companies may calculate

EBITDA excluding equity-based compensation differently; therefore, our calculation may not be comparable to similarly titled measures of other companies in our industry.
EBITDA excluding equity-based compensation increased 32.2% from $61.2 million for the three months ended September 30, 2015 to $80.9 million for the three months ended September 30, 2016 and increased 138.6% from $80.5 million for the nine months ended September 30, 2015 to $192.1 million for the nine months ended September 30, 2016. These increases primarily resulted from our revenue growth, revenue from acquired businesses, improved operating efficiencies, and for the nine months ended, $29.7 million of additional expenses recorded in 2015 related to certain termination payments paid to the Sponsors and Bob Parsons in connection with the completion of our IPO and the $21.4 million loss on debt extinguishment recorded in 2015 as a result of the repayment of a senior note for YAM following the completion of our IPO.
Reconciliation of Non-GAAP Financial Measure and Other Operating Metric
Our non-GAAP financial measure, EBITDA excluding equity-based compensation, has limitations as an analytical tool and you should not consider it in isolation or as a substitute for an analysis of our results under GAAP. There are a number of limitations related to the use of this non-GAAP financial measure versus its nearest GAAP equivalent. EBITDA excluding equity-based compensation is not a substitute for net income (loss). This non-GAAP financial measure may not provide information directly comparable to measures provided by other companies in our industry, as those other companies may calculate their non-GAAP financial measures differently. EBITDA excluding equity-based compensation also excludes certain recurring expenses that have been, and will continue to be, significant expenses of our business.
The following tables reconcile bookings and EBITDA excluding equity-based compensation to their most directly comparable GAAP financial measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Total Bookings:
Total revenue	$472.1	$411.1	$1,362.0	$1,181.9
Change in deferred revenue(1)	27.3	29.8	158.3	161.9
Net refunds	35.4	34.3	108.8	104.8
Other	(0.5)	0.4	1.6	1.6
Total bookings	$534.3	$475.6	$1,630.7	$1,450.2

(1)	Change in deferred revenue also includes the impact of realized gains or losses from the hedging of bookings in foreign currencies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

EBITDA Excluding Equity-Based Compensation:
Net income (loss)	$8.3	$(5.2)	$(21.1)	$(119.9)
Interest expense, net of interest income(1)	13.9	14.3	41.8	54.2
(Benefit) provision for income taxes and adjustments to the TRA liability	(2.2)	1.5	9.5	1.3
Depreciation and amortization	43.4	40.6	121.6	116.4
EBITDA	63.4	51.2	151.8	52.0
Equity-based compensation expense	17.5	10.0	40.3	28.5
EBITDA excluding equity-based compensation	$80.9	$61.2	$192.1	$80.5

(1)	Interest income is included in “Other income (expense), net.”

Results of Operations
The following tables set forth our consolidated results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue:
Domains	$236.6	$215.0	$685.3	$622.7
Hosting and presence	174.1	150.8	502.0	436.5
Business applications	61.4	45.3	174.7	122.7
Total revenue	472.1	411.1	1,362.0	1,181.9
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	169.2	144.0	485.7	420.9
Technology and development	72.3	67.3	214.2	201.2
Marketing and advertising	53.4	49.3	170.9	150.8
Customer care	59.8	54.8	183.6	167.2
General and administrative	52.8	44.2	153.8	168.6
Depreciation and amortization	43.4	40.6	121.6	116.4
Total costs and operating expenses	450.9	400.2	1,329.8	1,225.1
Operating income (loss)	21.2	10.9	32.2	(43.2)
Interest expense	(14.4)	(14.6)	(43.0)	(54.7)
Tax receivable agreements liability adjustment	1.3	(0.6)	(9.4)	(0.6)
Loss on debt extinguishment	—	—	—	(21.4)
Other income (expense), net	(0.7)	—	(0.8)	0.7
Income (loss) before income taxes	7.4	(4.3)	(21.0)	(119.2)
Benefit (provision) for income taxes	0.9	(0.9)	(0.1)	(0.7)
Net income (loss)	8.3	(5.2)	(21.1)	(119.9)
Less: net income (loss) attributable to non-controlling interests	3.5	(2.7)	(6.5)	(44.2)
Net income (loss) attributable to GoDaddy Inc.	$4.8	$(2.5)	$(14.6)	$(75.7)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Domains	50.1%	52.3%	50.3%	52.7%
Hosting and presence	36.9%	36.7%	36.9%	36.9%
Business applications	13.0%	11.0%	12.8%	10.4%
Total revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	35.8%	35.0%	35.7%	35.6%
Technology and development	15.3%	16.4%	15.7%	17.1%
Marketing and advertising	11.3%	12.0%	12.5%	12.8%
Customer care	12.7%	13.3%	13.5%	14.1%
General and administrative	11.2%	10.9%	11.3%	14.3%
Depreciation and amortization	9.2%	9.9%	8.9%	9.8%
Total costs and operating expenses	95.5%	97.5%	97.6%	103.7%
Operating income (loss)	4.5%	2.5%	2.4%	(3.7)%
Interest expense	(3.1)%	(3.6)%	(3.2)%	(4.6)%
Tax receivable agreements liability adjustment	0.3%	—%	(0.7)%	—%
Loss on debt extinguishment	—%	—%	—%	(1.8)%
Other income (expense), net	(0.1)%	—%	—%	0.1%
Income (loss) before income taxes	1.6%	(1.1)%	(1.5)%	(10.0)%
Benefit (provision) for income taxes	0.2%	(0.2)%	—%	(0.1)%
Net income (loss)	1.8%	(1.3)%	(1.5)%	(10.1)%
Less: net income (loss) attributable to non-controlling interests	0.8%	(0.7)%	(0.4)%	(3.7)%
Net income (loss) attributable to GoDaddy Inc.	1.0%	(0.6)%	(1.1)%	(6.4)%
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

The following table presents our revenue during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%

Domains	$236.6	$215.0	$21.6	10%	$685.3	$622.7	$62.6	10%
Hosting and presence	174.1	150.8	23.3	15%	502.0	436.5	65.5	15%
Business applications	61.4	45.3	16.1	36%	174.7	122.7	52.0	42%
Total revenue	$472.1	$411.1	$61.0	15%	$1,362.0	$1,181.9	$180.1	15%
Total revenue increased $61.0 million, or 14.8%, from $411.1 million for the three months ended September 30, 2015 to $472.1 million for the three months ended September 30, 2016 and increased $180.1 million, or 15.2%, from $1,181.9 million for the nine months ended September 30, 2015 to $1,362.0 million for the nine months ended September 30, 2016. These increases were primarily driven by growth in total customers and ARPU, as well as revenue from acquired businesses. Total customers increased 1.0 million, or 7.2%, to 14.5 million as of September 30, 2016. The increase in customers impacted each of our revenue lines, as the additional customers purchased subscriptions across our product portfolio.
Domains
Domains revenue increased $21.6 million, or 10.0%, from $215.0 million for the three months ended September 30, 2015 to $236.6 million for the three months ended September 30, 2016. This increase was primarily attributable to a 3.9% increase in domains under management from 60.9 million as of September 30, 2015 to 63.3 million as of September 30, 2016 as well as increased aftermarket domain sales.
Domains revenue increased $62.6 million, or 10.1%, from $622.7 million for the nine months ended September 30, 2015 to $685.3 million for the nine months ended September 30, 2016. This increase was primarily attributable to the 3.9% increase in domains under management as well as increased aftermarket domain sales.
Hosting and presence
Hosting and presence revenue increased $23.3 million, or 15.5%, from $150.8 million for the three months ended September 30, 2015 to $174.1 million for the three months ended September 30, 2016. This increase was primarily attributable to an $11.2 million increase in revenue from our website hosting and website building products and a $7.3 million increase in revenue from sales of our security products.
Hosting and presence revenue increased $65.5 million, or 15.0%, from $436.5 million for the nine months ended September 30, 2015 to $502.0 million for the nine months ended September 30, 2016. This increase was primarily attributable to a $35.0 million increase in revenue from our website hosting and website building products and a $20.5 million increase in revenue from sales of our security products.
Business applications
Business applications revenue increased $16.1 million, or 35.5%, from $45.3 million for the three months ended September 30, 2015 to $61.4 million for the three months ended September 30, 2016 and increased $52.0 million, or 42.4%, from $122.7 million for the nine months ended September 30, 2015 to $174.7 million for the nine months ended September 30, 2016. These increases were primarily driven by increased customer adoption of our expanded email and productivity solutions.

Costs and Operating Expenses
Cost of revenue
Costs of revenue are the direct costs we incur in connection with selling an incremental product to our customers. Substantially all cost of revenue relates to domain registration fees paid to the various domain registries, payment processing fees, third-party commissions and licensing fees for third-party productivity applications. Similar to our billing practices, we pay domain costs at the time of purchase for the life of each subscription, but recognize the costs of service ratably over the term of our customer contracts. The terms of registry pricing are established by agreements between registries and registrars, and can vary significantly depending on the TLD. We expect cost of revenue to increase in absolute dollars in future periods as we expand our domains business, increase our sales of third-party productivity applications and increase our customer base. Cost of revenue may increase or decrease as a percentage of total revenue, depending on the mix of products sold in a particular period and the sales and marketing channels used.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%

Cost of revenue (excluding depreciation and amortization)	$169.2	$144.0	$25.2	18%	$485.7	$420.9	$64.8	15%
Cost of revenue increased $25.2 million, or 17.5%, from $144.0 million for the three months ended September 30, 2015 to $169.2 million for the three months ended September 30, 2016. This increase was primarily attributable to increased domain costs driven by the 3.9% increase in domains under management and higher costs associated with many new gTLD and aftermarket domain offerings, a $7.2 million increase in software licensing fees primarily related to increased sales of email and productivity solutions as well as increased third-party commissions driven by increased aftermarket domain sales.
Cost of revenue increased $64.8 million, or 15.4%, from $420.9 million for the nine months ended September 30, 2015 to $485.7 million for the nine months ended September 30, 2016. This increase was primarily attributable to increased domain costs driven by the 3.9% increase in domains under management and higher costs associated with many new gTLD and premium domain offerings, a $17.3 million increase in software licensing fees primarily related to increased sales of email and productivity solutions, increased third-party commissions driven by increased aftermarket domain sales as well as increased payment processing fees due to the overall bookings increase.
Technology and development
Technology and development expenses represent the costs associated with the creation, development and distribution of our products and websites. These expenses primarily consist of personnel costs associated with the design, development, deployment, testing, operation and enhancement of our products, as well as costs associated with the data centers and systems infrastructure supporting those products, excluding depreciation expense. We expect technology and development expense to increase in absolute dollars as we continue to enhance existing products, develop new products and geographically diversify our data center footprint. Technology and development expenses may increase or decrease as a percentage of total revenue depending on our level of investment in additional personnel and the expansion of our global infrastructure footprint. Our investments in additional technology and development expenses are made to enhance our integrated technology infrastructure and to support our new and enhanced product offerings and the overall growth of our business.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%

Technology and development	$72.3	$67.3	$5.0	7%	$214.2	$201.2	$13.0	6%
Technology and development expenses increased $5.0 million, or 7.4%, from $67.3 million for the three months ended September 30, 2015 to $72.3 million for the three months ended September 30, 2016. This increase was primarily attributable to increased compensation-related costs driven by increased average headcount, including $1.6 million of additional equity-based compensation expense from fully-vested RSU grants related to the ESPP offering period termination in 2016.
Technology and development expenses increased $13.0 million, or 6.5%, from $201.2 million for the nine months ended September 30, 2015 to $214.2 million for the nine months ended September 30, 2016. This increase was primarily attributable to a $10.1 million increase in compensation-related costs (including $4.4 million of equity-based compensation expense) driven by increased average headcount as well as additional expenses to support our increased international presence and the overall growth of our business.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%

Marketing and advertising	$53.4	$49.3	$4.1	8%	$170.9	$150.8	$20.1	13%
Marketing and advertising expenses increased $4.1 million, or 8.3%, from $49.3 million for the three months ended September 30, 2015 to $53.4 million for the three months ended September 30, 2016 and increased $20.1 million, or 13.3%, from $150.8 million for the nine months ended September 30, 2015 to $170.9 million for the nine months ended September 30, 2016. These increases were primarily attributable to increased discretionary advertising spend driven by our international growth.
Customer care
Customer care expenses represent the costs to advise and service our customers, primarily consisting of personnel costs. We expect these expenses to increase in absolute dollars in the future as we expand our domestic and international Customer Care teams due to increases in total customers. We expect Customer Care expenses to fluctuate as a percentage of total revenue depending on the level of personnel required to support the continued growth of our business.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%

Customer care	$59.8	$54.8	$5.0	9%	$183.6	$167.2	$16.4	10%
Customer care expenses increased $5.0 million, or 9.1%, from $54.8 million for the three months ended September 30, 2015 to $59.8 million for the three months ended September 30, 2016. This increase was primarily due to increased costs associated with the continued expansion of our international third-party Customer Care locations and $1.0 million of additional equity-based compensation expense from fully-vested RSU grants related to the ESPP offering period termination in 2016.
Customer care expenses increased $16.4 million, or 9.8%, from $167.2 million for the nine months ended September 30, 2015 to $183.6 million for the nine months ended September 30, 2016. This increase was primarily due to a $10.8 million increase in compensation-related costs driven by increased average headcount (including $1.0 million of additional equity-based compensation expense from fully-vested RSU grants related to the ESPP offering period termination in 2016) as well as increased costs associated with the continued expansion of our international third-party Customer Care locations.
General and administrative
General and administrative expenses primarily consist of personnel costs for our administrative functions, professional service fees, office rent for all locations, all employee travel expenses, sponsor-based costs and other general costs. We expect general and administrative expenses to increase in absolute dollars in the future as a result of our overall growth, increased personnel costs and public company expenses.

In the nine months ended September 30, 2015, general and administrative expenses include $29.7 million of additional expenses related to certain payments made following the completion of the IPO, including $26.7 million paid to the Sponsors in connection with the termination of the transaction and monitoring fee agreement and $3.0 million paid to Bob Parsons in connection with the termination of the executive chairman services agreement.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%

General and administrative	$52.8	$44.2	$8.6	19%	$153.8	$168.6	$(14.8)	(9)%
General and administrative expenses increased $8.6 million, or 19.5%, from $44.2 million for the three months ended September 30, 2015 to $52.8 million for the three months ended September 30, 2016. This increase was primarily due to a $6.5 million increase in compensation-related costs (including $3.4 million of equity-based compensation expense) driven by increased average headcount as well as immaterial increases in a variety of general expenses to support the overall growth of our business.
General and administrative expenses decreased $14.8 million, or 8.8%, from $168.6 million for the nine months ended September 30, 2015 to $153.8 million for the nine months ended September 30, 2016. Excluding the termination payments discussed above, general and administrative expenses increased $14.9 million, or 10.7%, from $138.9 million for the nine months ended September 30, 2015 to $153.8 million for the nine months ended September 30, 2016. This increase was primarily due to an $11.1 million increase in compensation-related costs (including $5.2 million of equity-based compensation expense) driven by increased average headcount as well as immaterial increases in a variety of general expenses to support the overall growth of our business.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%

Depreciation and amortization	$43.4	$40.6	$2.8	7%	$121.6	$116.4	$5.2	4%
There were no material changes in depreciation and amortization expense between the periods presented.
Interest expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%

Interest expense	$14.4	$14.6	$(0.2)	(1)%	$43.0	$54.7	$(11.7)	(21)%
Interest expense decreased $11.7 million, or 21.4%, from $54.7 million for the nine months ended September 30, 2015 to $43.0 million for the nine months ended September 30, 2016, primarily driven by interest savings resulting from our repayment of a senior note to YAM in April 2015.
Loss on debt extinguishment
In April 2015, we recognized a $21.4 million loss on debt extinguishment as a result of the repayment of a senior note to YAM, which consisted of prepayment premium of $13.5 million and the write-off of $7.1 million of unamortized original issue discount and $0.8 million of deferred financing costs.

Liquidity and Capital Resources
Overview
Excluding our IPO proceeds, our principal sources of liquidity have been cash flow generated from operations, long-term debt borrowings and stock option exercises. Our principal uses of cash have been to fund operations, acquisitions and capital expenditures, as well as make distributions to holders of LLC Units, interest payments and mandatory principal payments on our long-term debt.
In general, we seek to deploy our capital in a systematically prioritized manner focusing first on requirements for operations, then on growth investments, and finally on equity holder returns. Our strategy is to deploy capital from any potential source, whether debt, equity or internally generated cash, depending on the adequacy and availability of the source of capital and which source may be used most efficiently and at the lowest cost at such time. Therefore, while cash from operations is our primary source of operating liquidity and we believe our internally-generated cash flows are sufficient to support our day-to-day operations, we may use a variety of capital sources to fund our needs for less predictable investment decisions such as strategic acquisitions and share repurchases.
We have incurred long-term debt, including under the Credit Facility described below, to fund acquisitions and for our working capital needs. As a result of our debt, we are limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities, strategic acquisitions or share repurchases. However, the restrictions under our Credit Facility are subject to a number of qualifications and may be amended with lender consent.
We believe our existing cash and cash equivalents and internally-generated cash flows will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. However, our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support domestic and international development efforts, continued brand development and advertising spend, the expansion of Customer Care and general and administrative activities, the introduction of new and enhanced product offerings, the costs to support new and replacement capital equipment, the completion of strategic acquisitions or share repurchases. Should we pursue strategic acquisitions or share repurchases, we may need to raise additional capital, which may be in the form of additional long-term debt or equity financings.
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
The Credit Facility contains covenants restricting, among other things, our ability, or the ability of our subsidiaries, to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes including mergers and consolidations, sell assets, make restricted payments including dividends, distributions and investments, prepay junior indebtedness and engage in operations other than in connection with acting as a holding company, subject to customary exceptions. The Revolving Credit Loan also contains a financial covenant requiring us to maintain a maximum net leverage ratio of 7.25:1.00 at all times our usage exceeds 30.0% of the maximum capacity. The net leverage ratio is calculated as the ratio of first lien secured debt less cash and cash equivalents to consolidated EBITDA (as defined in the Credit Facility). As of September 30, 2016, we were in compliance with all such covenants and had no amounts drawn on the Revolving Credit Loan.

Tax Receivable Agreements
We are a party to five TRAs. Under four of these agreements, we are generally required to pay to certain pre-IPO owners approximately 85% of the amount of savings, if any, in U.S. federal, state and local income tax we are deemed to realize (using the actual U.S. federal income tax rate and an assumed combined state and local income tax rate) as a result of (1) any existing tax attributes associated with LLC Units acquired in the pre-IPO organizational transactions, the benefit of which is allocable to us as a result of such transactions (including the allocable share of Desert Newco’s existing tax basis in its assets), (2) NOLs available as a result of such transactions and (3) tax benefits related to imputed interest. Under the fifth of these agreements, we are generally required to pay to our existing owners approximately 85% of the amount of savings, if any, in income tax we are deemed to realize as a result of (1) any step-up in tax basis created as a result of exchanges of their LLC Units for shares of our Class A common stock, (2) any existing tax attributes associated with their LLC Units, the benefit of which is allocable to us as a result of such exchanges (including existing tax basis in Desert Newco's assets), (3) tax benefits related to imputed interest and (4) payments under the TRA.
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
During the nine months ended September 30, 2016, we increased this liability through 1) a $38.5 million reduction of additional paid-in capital resulting from the completion of the April 2016 secondary offering in which certain Desert Newco owners exchanged an aggregate of 10,382 LLC Units (together with the corresponding shares of Class B common stock) for an equivalent number of shares of our Class A common stock at a price of $30.25 per share and 2) a $14.4 million charge to our consolidated statement of operations, which was primarily due to: i) an increase in our ownership of Desert Newco, ii) the finalization of Desert Newco's 2015 taxable income allocated to us and iii) a change in forecasted 2016 taxable income. During the three months ended September 30, 2016, we also reduced this liability through a $5.0 million benefit to our consolidated statement of operations resulting from the correction of an immaterial error related to our accounting for this liability at June 30, 2016. As of September 30, 2016, the liability under the TRAs was $199.5 million.
We have determined it is more-likely-than-not we will be unable to utilize all of our deferred tax assets subject to the TRAs; therefore, we have not recorded a liability under the TRAs related to the tax savings we may realize from the utilization of NOL carryforwards and the amortization related to basis adjustments under Code Section 754 created by exchanges of LLC Units, including those exchanged in the secondary offering. If utilization of these deferred tax assets becomes more-likely-than-not in the future, at such time, we will record liabilities under the TRAs of up to an additional $162.5 million as a result of basis adjustments under Code Section 754 and up to an additional $147.8 million related to the tax attributes received in the pre-IPO organizational transactions and also generated by post-IPO activity, which will be recorded through charges to our consolidated statement of operations. However, if these tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRAs.
We may record additional liabilities under the TRAs when LLC Units are exchanged in the future and as our estimates of the future utilization of the tax attributes, NOLs and other tax benefits change. We expect to make payments under the TRAs, to the extent they are required, within 150 days after our federal income tax return is filed for each fiscal year. Interest on such payments will begin to accrue from the due date (without extensions) of such tax return at a rate equal to the one year LIBOR plus 100 basis points. Under the TRAs, to avoid interest charges, we have the right, but not the obligation, to make TRA payments in advance of the date the payments are otherwise due. We currently do not expect to begin making payments related to the existing liability under the TRAs until 2018. See Note 10 to our condensed consolidated financial statements for further discussion of this liability.
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
An accrual for tax distributions was not required as of September 30, 2016. We may be required to make additional payments to Desert Newco’s owners related to taxable income allocations for the remainder of 2016. However, because the calculation of such payments is based on future taxable income and other variables, there is significant uncertainty as to whether or not such distributions will be required.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2016	2015

Net cash provided by operating activities	$297.4	$198.1
Net cash used in investing activities	(105.8)	(88.8)
Net cash provided by financing activities	16.6	79.5
Effect of exchange rate changes on cash and cash equivalents	—	(0.1)
Net increase in cash and cash equivalents	$208.2	$188.7
Operating Activities
Our primary source of cash from operating activities has been cash collections from our customers. We expect cash inflows from operating activities to be primarily affected by increases in total bookings. Our primary uses of cash from operating activities have been for domain registration costs paid to registries, personnel costs, discretionary marketing and advertising costs, technology and development costs and interest payments. We expect cash outflows from operating activities to be affected by the timing of payments we make to registries and increases in personnel and other operating costs as we continue to grow our business and increase our international presence.
Net cash provided by operating activities increased $99.3 million from $198.1 million during the nine months ended September 30, 2015 to $297.4 million during the nine months ended September 30, 2016, primarily due to a $75.4 million improvement in our operating income (loss) and a $12.3 million reduction in interest payments primarily resulting from the repayment of a senior note to YAM in April 2015.

Investing Activities
Our investing activities primarily consist of strategic acquisitions and purchases of property and equipment related to growth in our data centers and to support the overall growth of our business and our increased international presence. We expect our investing cash flows to be affected by the timing of payments we make for capital expenditures and the strategic acquisition or other growth opportunities we decide to pursue.
Net cash used in investing activities increased $17.0 million from $88.8 million during the nine months ended September 30, 2015 to $105.8 million during the nine months ended September 30, 2016, primarily due to a $27.2 million increase in business acquisitions and an $8.5 million increase in capital expenditures, partially offset by a $22.5 million purchase of intangible assets in 2015.
Financing Activities
Excluding our IPO proceeds, our financing activities primarily consist of the repayment of principal on long-term debt, stock option activity and the payment of tax distributions to holders of LLC Units.
Net cash provided by financing activities decreased $62.9 million from $79.5 million during the nine months ended September 30, 2015 to $16.6 million during the nine months ended September 30, 2016. This decrease was primarily due to the receipt of net IPO proceeds of $482.4 million in 2015, partially offset by the repayment of long-term debt of $375.0 million and the payment of debt extinguishment fees of $13.5 million in 2015 and a $44.7 million increase in proceeds received from stock option and warrant exercises.
Deferred Revenue
Deferred revenue consists of sales for products not yet recognized as revenue at the end of a period. Deferred revenue as of September 30, 2016 was $1,571.7 million, and is expected to be recognized as revenue as follows:

	Remainder of 2016	2017	2018	2019	2020	Thereafter	Total

Domains	$200.0	$383.9	$121.5	$58.4	$35.3	$46.6	$845.7
Hosting and presence	144.9	250.8	88.8	31.1	10.1	8.1	533.8
Business applications	53.8	92.7	28.0	10.5	4.0	3.2	192.2
	$398.7	$727.4	$238.3	$100.0	$49.4	$57.9	$1,571.7
Off-Balance Sheet Arrangements
As of September 30, 2016 and December 31, 2015, we had no off-balance sheet arrangements that had, or which are reasonably likely to have, a material effect on our consolidated financial statements.
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
Foreign Currency Risk
A portion of our bookings, revenue and operating expenses is denominated in foreign currencies, which are subject to exchange rate fluctuations. Our most significant foreign currency exposures are the Euro, the British pound, the Indian rupee and the Canadian dollar. Our reported bookings, revenues and operating results may be impacted by fluctuations in foreign currency exchange rates. Fluctuations in foreign currency exchange rates may also cause us to recognize transaction gains and losses in our consolidated statement of operations; however, to date, such amounts have not been material. As our international operations grow, our exposure to fluctuations in currency rates may increase, which may increase the costs associated with this growth. During the three months ended September 30, 2016, our total bookings growth in constant currency would have been approximately 80 basis points higher and total revenue growth would have been approximately 160 basis points higher. Constant currency is calculated by translating bookings and revenue for each month in the current period using the foreign currency exchange rate for the corresponding month in the prior period, excluding any hedging gains or losses realized during the period.
We utilize foreign exchange forward contracts to manage the volatility of our bookings and revenue related to foreign currency transactions. These forward contracts reduce, but do not eliminate, the impact of adverse currency exchange rate fluctuations. We designate these forward contracts as cash flow hedges for accounting purposes. Changes in the intrinsic value of these hedges are recorded as a component of accumulated other comprehensive income. Gains and losses, once realized, are recorded as a component of accumulated other comprehensive income and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. At September 30, 2016, the total notional amount of such contracts was $26.1 million, all having remaining maturities of 3 months or less, and the realized and unrealized gain included in accumulated other comprehensive income totaled $3.0 million.
Interest Rate Sensitivity
Interest rate risk reflects our exposure to movements in interest rates associated with our borrowings. Borrowings under the Credit Facility bear interest at a rate equal to, at our option, either (a) LIBOR (not less than 1.0% for the Term Loan only) plus 3.25% per annum or (b) 2.25% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%. Borrowings under the Term Loan were $1,075.3 million as of September 30, 2016. The effect of a hypothetical 10% change in interest rates would not have had a material impact on our interest expense.

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
Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2016 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
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

GODADDY INC.

Date:	November 3, 2016	/s/ Ray E. Winborne
Ray E. Winborne
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
4.1+*	GoDaddy Inc. 2015 Employee Stock Purchase Plan, as amended on June 27, 2016
10.1+*	Employment Agreement, dated as of August 1, 2016, by and among GoDaddy.com, LLC, Desert Newco, LLC and Ray E. Winborne.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
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