Form 10-K
period 2016-12-31
GoDaddy Inc.
filed 2017-02-28
CIK 1609711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $0.001 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes    ☒    No    ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.        Yes    ☐    No    ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes    ☒    No    ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒

As of June 30, 2016, the aggregate market value of the registrant's Class A common stock held by non-affiliates, based upon the closing sales price for the registrant's Class A common stock as reported by the New York Stock Exchange, was $1,476,049,440. For the purpose of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares beneficially owned by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances indicating that such stockholders exercise any control over our company. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of February 24, 2017, there were 89,672,472 shares of GoDaddy Inc.'s Class A common stock, $0.001 par value per share, outstanding and 78,409,899 shares of GoDaddy Inc.'s Class B common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2016.

GoDaddy Inc.
Annual Report on Form 10-K
Year Ended December 31, 2016

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections titled "Business," "Risk Factors," "Use of Proceeds" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, involving substantial risks and uncertainties. The words "believe," "may," "will," "potentially," "plan," "estimate," "continue," "anticipate," "intend," "project," "expect" and similar expressions conveying uncertainty of future events or outcomes are intended to identify forward-looking statements. These statements include, among other things, those regarding:

•	our ability to continue to add new customers and increase sales to our existing customers;

•	our ability to develop new solutions and bring them to market in a timely manner;

•	our ability to timely and effectively scale and adapt our existing solutions, including GoCentral;

•	our dependence on establishing and maintaining a strong brand;

•	the occurrence of service interruptions and security or privacy breaches;

•	system failures or capacity constraints;

•	the rate of growth of, and anticipated trends and challenges in, our business and in the market for our products;

•
our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, including changes in technology and development, marketing and advertising, general and administrative and customer care expenses, and our ability to achieve and maintain, future profitability;

•	our ability to continue efficiently acquiring customers, maintaining our high customer retention rates and maintaining the level of our customers' lifetime spend;

•	our ability to provide high quality Customer Care;

•	the effects of increased competition in our markets and our ability to compete effectively;

•	our ability to grow internationally;

•	the impact of fluctuations in foreign currency exchange rates on our business and our ability to effectively manage the exposure to such fluctuations;

•	our ability to effectively manage our growth and associated investments;

•	our ability to integrate recent or potential future acquisitions, including our proposed acquisition of Host Europe Holdings Limited (HEG);

•	the transaction costs in connection with our acquisition of HEG;

•	the timing of and our ability to consummate our acquisition of HEG;

•	our ability to maintain our relationships with our partners;

•	adverse consequences of our substantial level of indebtedness;

•	our ability to maintain, protect and enhance our intellectual property;

•	our ability to maintain or improve our market share;

•	sufficiency of cash and cash equivalents to meet our needs for at least the next 12 months;

•	beliefs and objectives for future operations;

•	our ability to stay in compliance with laws and regulations currently applicable to, or which may become applicable to, our business both in the United States (U.S.) and internationally;

•	economic and industry trends or trend analysis;

•	the attraction and retention of qualified employees and key personnel;

•	the amount and timing of any payments we make under tax receivable agreements (TRAs) or for tax distributions;

•	the future trading prices of our Class A common stock;
as well as other statements regarding our future operations, financial condition, prospects and business strategies.

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

Part I.
Item 1. Business
Our customers have bold aspirations—the drive to be their own boss, write their own story and take a leap of faith to pursue their dreams. Launching that brewery, running that wedding planning service, organizing that fundraiser, expanding that web-design business or whatever sparks their passion. We are inspired by our customers, and are dedicated to helping them turn their powerful ideas into meaningful action. Our vision is to radically shift the global economy toward life-fulfilling independent ventures.
Overview
Our nearly 15 million customers are people and organizations with vibrant ideas—businesses, both large and small, entrepreneurs, universities, charities and hobbyists. They are defined by their guts, grit and determination to transform their ideas into something meaningful. They wear many hats and juggle many responsibilities, and they need to make the most of their time. Our customers need help navigating today's dynamic Internet environment and want the benefits of the latest technology to help them succeed. We are a trusted partner and champion for organizations of all sizes in their quest to build successful online ventures.
We are a leading technology provider to small businesses, web design professionals and individuals, delivering simple, easy-to-use cloud-based products and outcome-driven, personalized Customer Care. We operate the world's largest domain marketplace, where our customers can find that unique piece of digital real estate perfectly matching their idea. We provide website building, hosting and security tools to help customers easily construct and protect their online presence. As our customers grow, we provide applications and access to relevant third party products helping them connect to their customers, manage and grow their businesses and get found online.
Our customers need help navigating today's dynamic Internet environment and want the benefits of the latest technology to help them succeed. The increase in broadband penetration, mobile device usage and the need for presence across search engines, content destinations, listing providers (e.g. Yelp), e-commerce sites and social media channels create both opportunities and challenges for them. We offer products and solutions to help our customers tackle this rapidly changing technology landscape. We develop the majority of our products internally and believe our solutions are among the best in the industry in terms of breadth, performance, functionality and ease of use.
Often technology companies force their customers to choose between technology and support, delivering one but not the other. At GoDaddy, we don't believe our customers should have to choose and strive to deliver both great technology and great customer support. We believe engaging with our customers in a proactive, consultative way helps them knock down the technology hurdles they face. Through the thousands of conversations we have with our customers every day, we receive valuable feedback enabling us to continually evolve our products and solutions and respond to their changing needs.
Our people and unique culture have been integral to our success. We live by the same principles that enable new ventures to survive and thrive: hard work, perseverance, conviction, an obsession with customer satisfaction and a belief that no one can do it better. We take responsibility for driving successful outcomes and are accountable to our customers, which we believe has been a key factor in enabling our rapid customer and revenue growth. We believe we have one of the most recognized technology brands in the U.S.
Our Size and Scale
Our combination of easy-to-use cloud-based products, personalized Customer Care, a powerful brand and a unique culture have helped us build an attractive business with strong financial performance.

•
We are the global market leader in domain name registration—a key on-ramp to establishing a business online in our connected economy—with more than 63 million domains under management as of December 31, 2016. According to VeriSign's Domain Name Industry Brief, we had 19% of the world's domains registered as of June 30, 2016.

•	As of December 31, 2016, we had nearly 15 million customers and added approximately 1 million customers in 2016.

•	As of December 31, 2016, we had nearly 800,000 customers who each spent more than $500 a year.

•	In each of the five years ended December 31, 2016, our customer retention rate exceeded 85% and our retention rate for customers who had been with us for over three years was approximately 90%.

•
In 2016, we generated $2,155 million in total bookings, up 12.6% (or approximately 13.8% on a constant currency basis) from $1,914 million in 2015. In 2016, we had $1,848 million of revenue, up 15.0% (or approximately 16.7% on a constant currency basis) from $1,607 million in 2015.

•	As of December 31, 2016, we provided localized solutions in 56 markets. For the year ended December 31, 2016, approximately 28% of our total bookings were attributable to customers outside of the U.S.

•
Our highly-rated Customer Care team of more than 4,100 specialists, including more than 1,100 outside the U.S., is focused on providing high-quality, personalized care. As a result of their ongoing dialogue with customers, our Customer Care team also drives bookings and in 2016 generated approximately 24% of our total bookings.

Our Market
Our customers represent a large and diverse market which we believe is largely underserved. According to the U.S. Small Business Administration, there were approximately 28 million small businesses in 2012. Based on data from the 2012 U.S. Census Bureau and the U.S. Small Business Administration, over 85% of small businesses have fewer than five employees and approximately 23 million, or over 75% of, small businesses were non-employer firms. Furthermore, the Kauffman Index of Entrepreneurial Activity Report estimated that in 2015 there were approximately 530,000 new business owners created each month in the U.S. Moreover, according to a study performed by the International Finance Corporation and McKinsey Company, there are more than 420 million micro, small and medium enterprises (defined as one to 250 employees) worldwide. We believe our addressable market extends beyond small businesses and includes individuals and organizations, such as universities, charities and hobbyists.
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
What it means for small businesses and ventures to be online continues to evolve. Only a few years ago, an online presence typically consisted of a simple and static website with basic information, perhaps supported by limited search engine marketing. Today, having an effective online presence requires much more, including a secure and content rich website viewable from any device; presence on social media sites and an increasing number of horizontal and vertical marketplaces (e.g. Yelp and OpenTable); branded email communication; online marketing; and Internet-enabled reservation and scheduling capabilities. In addition, other needs such as telephony, invoicing, payment processing, and accounting and tax preparation, which are typically separate point solutions, can now increasingly be linked to the front-end.
The shift toward dynamic online presence for small business has been fueled by the emergence of simple, yet powerful, cloud-based technologies that can easily be utilized by individuals with limited technical skills. Cloud technologies have helped enable the integration of front and back-end activities. Cloud-based products, which can be "rented" on a monthly or yearly basis, allow a business to more easily scale from a nascent idea to a thriving venture. The Parallels SMB Cloud Insights for Global 2014 report estimates the cloud market for small business was $62 billion in 2013, and will double by 2016, growing to $125 billion.
Our Customers
Our customers share common traits, such as tenacity and determination, yet their specific needs vary depending on the type and stage of their ventures. They range from individuals who are thinking about starting a business to established ventures that are up and running but need help attracting customers, growing their sales, managing their business or expanding their operations. While our customers have differing degrees of resources and technical capabilities, they all share a desire to bring their ideas to life. Our customers are united by a number of common characteristics: entrepreneurial spirit, strong work ethic and, above all, passion for their ventures.
Our target customers are primarily local service-based businesses. Most of our customers have fewer than five employees and most identify themselves as having little to no technology skills. They need our help to give their businesses a unique and secure digital identity and tools to help them stay connected with their customers.

To serve our customers well at every phase of their ventures, we group them into multiple stages of growth, starting with "nascent" and evolving to "established and content." We have also identified special groups like the "digital commerce" group, which is made up of web-savvy individuals who utilize digital commerce platforms as their primary business vehicles. We also serve a group of customers consisting of web-designers and web-developers—who we call "Web Pros"—who are in the business of building, designing and managing the online presence of others. Each of these groups is unique in their needs, and we personalize our solutions to meet them at each stage in their lifecycle.
Our Opportunity—What Successful Ventures Need
Our customers are consumers themselves and use the Internet to get informed, research and shop for solutions, which makes them keenly aware of the need to have an impactful online presence. While our customers' needs change depending on where they are in their lifecycle, the most common customer needs we serve include:

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

•
Growing their business and running their operations. Our customers need to communicate with their existing customers and find new customers. They also need tools to help them run their businesses, from telephony, productivity and marketing tools to getting paid and balancing their books. In today's online world, these activities can now increasingly be linked to a customer's online presence.

•
Easy-to-use products with help from a real person when needed. Our customers want easy-to-use products and sometimes they need help from real people to set up their website, launch a new feature or try something new. We build products that are intuitive for beginners to use, yet robust and feature-rich to address the needs of expert designers and power-users. We also provide high quality, consultative Customer Care and advise our customers as needed.

•
Technology that grows with them. Our customers need a simple platform and set of tools enabling their domain, website and other solutions to easily work together as their venture grows and becomes more complex. The right platform can meet the needs of both an entrepreneur who is not technologically savvy and a Web Pro with a more complex set of requirements.

•
Reliability, security and performance. Our customers expect reliable products and want to be confident their digital presence is secure. Our customers work on their ventures whenever and however they can and need solutions fitting their lifestyle and schedule.

•
Affordable solutions. Our customers often have limited financial resources and are unable to make large, upfront investments in the latest technology. Our customers need affordable solutions leveling the playing field and giving them the tools to look and act like bigger ventures.

Our Solution—What We Do and How We Do It
We built GoDaddy to serve our customers by providing elegant, easy-to-use cloud-based products wrapped with personalized Customer Care. Our customers turn to us in order to:

•
Get a great domain name. Every great idea needs a great name. Staking a claim with a domain name has become the first step in establishing an idea and presence online. When inspiration strikes, we are there to provide our customers with high-quality search, discovery and recommendation tools as well as the broadest selection of domains to help them find the right name for their venture.

•
Turn their domain into a dynamic online presence. Our products, including GoCentral, enable anyone to build an elegant website or online store, for both desktop and mobile, regardless of technical skill. Our products, powered by a unified cloud platform, enable our customers to get found online by helping to enhance the information on their website and extending their website and its content to where they need to be, from search engine results (e.g. Google) to social media (e.g. Facebook) to vertical marketplaces (e.g. Yelp and FourSquare), all from one location. For more technically-sophisticated web designers, developers and customers, we provide high-performance, flexible hosting and security products that can be used with a variety of open source design tools. We design these solutions to be easy to use, effective, reliable, flexible and a great value.

•
Add back-office and marketing products. Our customers want to spend their time on what matters most to them, selling their products or services or helping their customers do the same. We provide them with productivity tools such as domain-specific email, online storage and invoicing and payment solutions to help run their ventures. We also provide robust marketing products, such as email marketing, to help them attract and retain customers.

•
Use our products together in a solution that grows with our customers over time. Our API-driven technology platform is built on state-of-the-art, open source technologies like Hadoop, OpenStack and other large-scale, distributed systems. Simply put, we believe our products work well together and are more valuable and easier to use together than if our customers purchased them individually from other companies and tried to integrate them. Additionally, our platform allows our developers to innovate new and enhanced products or product features assembled from common building blocks leading to faster deployment cycles.

•
Receive assistance from our highly-rated Customer Care team. Our Customer Care team consists of more than 4,100 specialists who are available 24/7/365 and are capable of providing care to customers having different levels of technical sophistication. Our specialists are evaluated on customer outcomes and the quality of the experience they provide. We strive to provide high-quality, consultative care and deliver a distinctive experience helping us create loyal customers who renew their subscriptions, purchase additional products and refer their family and friends to us.

•
Utilize a reliable, secure, global technology platform and infrastructure. In 2016, we handled on average nearly 18 billion DNS queries per day and hosted approximately 10 million websites on servers located throughout our worldwide data centers. We focus on online security, customer privacy and reliable infrastructure to address the evolving needs of our customers.

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

Our Advantages—Why We Win
We believe the following strengths provide us with competitive advantages in realizing the potential of our opportunity:

•
We are the leading domain name marketplace, a key on-ramp in establishing a digital identity. We are the global market leader in domain name registration. According to VeriSign's Domain Name Industry Brief, we held over 19% of the approximately 335 million worldwide domain names under management as of June 30, 2016. As of December 31, 2016, we had more than 63 million domains under management.

•
We combine an integrated cloud-technology platform with rich data science. At our core, we are a product and technology company. As of December 31, 2016, we had 922 engineers, 193 issued patents and 186 pending patent applications in the U.S. Our investments in technology and development and our data science capabilities enable us to innovate and deliver a personalized experience to our customers.

•
We operate an industry-leading Customer Care team that also drives bookings. We give our customers much more than typical customer support. Our team is unique, blending personalized Customer Care with the ability to evaluate our customers' needs, which allows us to help and advise them as well as drive incremental bookings. Our Customer Care team contributed approximately 24% of our total bookings in 2016. Our customers respond to our personalized approach with high marks for customer satisfaction. Our proactive Customer Care model is a key component helping create long-term customer relationships, which is reflected in our high retention rates.

•
Our brand and marketing efficiency. We believe GoDaddy is one of the most recognized technology brands in the U.S. Through a combination of cost-effective direct-marketing, brand advertising and customer referrals, we have increased our total customers from 10.2 million as of December 31, 2012 to 14.7 million as of December 31, 2016.

•
Our financial model. Our stable and predictable business model is driven by efficient customer acquisition, high customer retention rates and increasing lifetime spend. In each of the five years ended December 31, 2016, our customer retention rate exceeded 85% and our retention rate for customers who had been with us for over three years was approximately 90%. We believe the breadth and depth of our product offerings and the high quality and responsiveness of our Customer Care team builds strong customer relationships and are keys to our high level of customer retention.

•
Our people and our culture. We are a company whose people embody the grit and determination of our customers. Our world-class engineers, scientists, designers, marketers and Customer Care specialists share a passion for technology and its ability to change our customers' lives. We value hard work, extraordinary effort, living passionately, taking intelligent risks and working together toward successful customer outcomes. Our relentless pursuit of doing right for our customers has been a crucial ingredient of our growth.

•	Our scale. We have achieved significant scale in our business enabling us to efficiently acquire new customers, serve our existing customers and continue to invest in growth.

•	In 2016, we generated $2,155 million in total bookings up from $1,250 million in 2012, representing a compound annual growth rate (CAGR) of 15%.

•	In 2016, we had $1,848 million of revenue up from $911 million in 2012, representing a CAGR of 19%.

•	In 2016, we had $387 million of net cash provided by operating activities.

•	In the five years ended December 31, 2016, we invested to support our growth with $1,190 million in technology and development expenses and $871 million in marketing and advertising expenses.
Our Strategy—How We Grow
We are pursuing the following principal strategies to drive our business:

•	Expand and innovate our product offerings. Our product innovation priorities include:

•
Delivering the next generation of naming. The first generation of naming included a limited set of generic top-level domains (gTLDs), such as .com and .net, and country code top-level domains (ccTLDs), such as .uk and .in. With approximately 335 million existing domains registered, it may be increasingly difficult for customers to find the name best suiting their needs. As a result, ICANN began introducing more than 1,300 new gTLDs in late 2013. We merchandise hundreds of these newer gTLDs, including new generic options (e.g. .shop and .blog) as well as names geared toward professions (e.g. .photography), personal interests (e.g. .club), geographies (e.g. .london, .nyc and .vegas) and just plain fun (e.g. .ninja). Additionally, we have invested to expand the secondary market to help match buyers to sellers who already own domains. Our GoDaddy Investor mobile application helps investors watch and bid on domains at auction and stay on top of current bids from their mobile devices. We continue to invest in search, discovery and recommendation tools and transfer protocols for both primary and secondary domains.

•
Powering elegant and effortless presence. We continue to invest in tools, templates and technology to make building, maintaining and updating a professional looking mobile or desktop website simple and easy. Additionally, we are investing in products to help our customers drive their customer acquisition efforts by managing their presence across search engines, social networks and vertical marketplaces and keep their online presence and information secure. We recently launched GoCentral, a new service combining a mobile-optimized website builder with an integrated set of marketing and e-commerce tools to help our customers create an audience for their idea or business, enabling them to design a professional website in under an hour.

•
Making the business of business easy. Our business applications range from domain-specific email and email marketing to telephony services and payment tools to help our customers communicate with their customers and grow their ventures. We intend to continue investing in the breadth of our product offerings to help our customers connect with their customers and run their ventures.

•
Win the Web Pros. We are investing in building a suite of tools and services for web designers and developers to help them save time, make money and exceed client expectations. These client management tools include administrative access and shopping features making it easier for designers and developers to buy and manage products for their clients. We have further bolstered our Web Pro-focused suite through recent acquisitions, strengthening our site management capabilities and technical support and extending our reach into the WordPress community.

•
Go global. As of December 31, 2016, approximately 34% of our customers were located in international markets, notably Canada, India and the United Kingdom. We have made significant investments in the localization of our service offerings in markets outside of the U.S. and, as of December 31, 2016, we offered localized products and Customer Care in 56 markets. To support our international growth, we will continue investing to develop our local capabilities across products, marketing programs, data centers and Customer Care. Our recent international acquisitions, including our proposed acquisition of HEG, are an important part of this international growth.

•
Partner up. Our flexible platform also enables us to acquire companies and quickly launch new products for our customers, including through partnerships such as Microsoft Office 365 for email and PayPal for payments. We have also acquired companies and technologies to complement our product and service offerings and expand our geographic footprint. We intend to continue identifying value-added technology acquisition targets and partnership opportunities.

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

•
Wrap it with Care. We believe our highly-rated Customer Care team is distinctive and essential to the lifetime value proposition we offer our customers. We continue to invest in our Customer Care team, including investing to expand our Customer Care service, improve the quality of our Customer Care resources and introduce enhanced tools and processes across our expanding global footprint.

Products
We have designed and developed an extensive set of easy-to-use cloud-based technology products enabling our customers to establish a digital presence, connect with their customers and manage their ventures. We understand our customers' needs vary depending on the type and stage of their venture, which is why we offer our products both independently and bundled as suites of integrated products designed for specific activities.
Our domain name registration products enable us to engage customers at the initial stage of establishing a digital identity and act as an on-ramp for our other products. We believe our hosting, presence and business applications products increase our revenue and margin growth opportunities, frequently serve as starting points for our customer relationships, improve customer retention and significantly improve our value proposition to customers.
Domains
We are the global market leader in domain name registration. Securing a domain is a necessary first step to creating a digital identity and our domain products often serve as the starting point in our customer relationships. As of December 31, 2016, more than 93% of our customers had purchased a domain from us, and as of December 31, 2016, we had more than 63 million domains under management. In 2016, 2015 and 2014, we generated approximately 50%, 52% and 55% of our total revenue, respectively, from sales of our domain products.
Our primary domains product offerings are:
Primary Registrations. Using our website or mobile application, we offer customers the ability to search for and register available domain names, or primary registrations, with the relevant registry. Our inventory for primary registrations is defined by the number of top-level domains (TLDs) we offer. As of December 31, 2016, 391 different gTLDs (e.g. .com, .net and .org) and 50 different ccTLDs (e.g. .de, .ca, .in and .jp.) were available for purchase through our primary registration product. Since 2013, new gTLDs have been periodically launched, including names geared toward professions (e.g. .photography), personal interests (e.g. .guru), geographies (e.g. .london, .nyc and .vegas) and just plain fun (e.g. .ninja). These new gTLDs make it easier for companies and individuals to find and register new, easy-to-remember domain names tailored to their ventures, industry or interests that may not have been available in the relatively crowded, traditional gTLDs such as .com. ccTLDs are important to our international expansion efforts as we have found international customers often prefer the ccTLD for the country or geographic market in which they operate. Our primary registration offering relies heavily on our search, discovery and recommendation tools which enable our customers to find a name matching their needs. We also sell domain registrations through relationships with third-party resellers.
Aftermarket. We operate the world's largest domain aftermarket which processes aftermarket, or secondary, domain name sales. Our aftermarket platform, which we substantially supplemented through our acquisition of Afternic in 2013, is designed to enable the seamless purchase and sale of an already registered domain name through an online auction, an offer and counter-offer transaction or a "buy now" transaction. In 2015 and 2016, we acquired more than 430,000 domain names to increase the inventory available to our customers. In January 2016, we launched the GoDaddy Investor mobile application to help investors watch and bid on domains at auction and stay on top of their current bids, all from their mobile devices. We operate a cross-registrar network that automates transaction execution across registrars thereby reducing the time required to complete a transaction. We receive a percentage of the sales price for each domain sold.

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
Hosting and Presence
We offer a variety of hosting and presence products enabling our customers to create and manage their digital identity, or in the case of Web Pros, the digital identities of their end-customers. As of December 31, 2016, we hosted approximately 10 million websites. In each of 2016, 2015 and 2014, we derived approximately 37% of our total revenue from sales of our hosting and presence products.
Our primary hosting products are:
Shared Website Hosting. The term "shared hosting" refers to the housing of multiple websites on the same server via the use of chroot environments. Shared hosting is our most popular hosting product. We operate, maintain and support shared website hosting in our owned and operated data center and our leased co-located data center facilities using either Linux or Windows operating systems. We currently offer three tiers of shared website hosting plans to suit the needs and resources of our customers, all of which use industry standard cPanel or Parallels Plesk control panels. We also bundle our hosting plans with a variety of applications and products such as web analytics and SSL certificates.
Website Hosting on Virtual Private Servers and Virtual Dedicated Servers. Our broad range of virtual private server and virtual dedicated server offerings allows our customers to select the server configuration best suited for their applications, requirements and growth. Our virtual private server offering provides customers with a single virtual machine running on a single bare metal server that is running multiple other virtual machines for other customers. Our virtual private server product is designed to meet the requirements of customers with a need for greater control, more advanced technical capabilities and higher performance than that offered by our shared hosting plans. For those customers who have a need for dedicated resources, we created our virtual dedicated server product, providing customers with a single tenant virtual machine housed on a bare metal server reserved exclusively for their use. Our customers have the ability to tailor their virtual dedicated server plan based on a range of performance, storage, bandwidth and operating system.
Managed Hosting. With our managed hosting products, we set up, monitor, maintain, secure and patch software and servers for our customers. We offer a variety of managed hosting plans to support our customers' needs including multiple tiers of Managed WordPress hosting on a platform optimized for WordPress. We also offer other managed environments that span across our VPS and Dedicated products like Joomla, Drupal and Magento and apps like Gallery. In addition to managed hosting plans tailored to our customers' needs, we also offer expert services, which provide additional support services at a fixed hourly rate.
Security. Our security products include secure sockets layer certificates (SSLs), malware scanners and malware removal. According to Netcraft, we are one of the world's largest provider of SSLs. An SSL validates a customer's website identity and encrypts online transactional information, such as credit card information, and communications sent to or by the website. We offer a variety of SSLs all of which provide high-grade, 256-bit encryption. Our SSL offerings include multiple domain SSLs and "wildcard" SSLs, which secure a singular website URL as well as subdomains on that URL (e.g. protectmyvisitors.com and cart.protectmyvisitors.com). We also offer "code signing certificates" designed to prove the identity of software authors and validate that the software has not been tampered with since its original distribution.
Our primary presence products are:
Website Builder. Our Website Builder is an easy-to-use, do-it-yourself online tool enabling customers, irrespective of their technical skills, to build elegant websites. We offer a variety of plans, with pricing dependent on the number of available design styles and desired business and marketing features. With each of these plans, customers have access to hundreds of professional designs which can be further customized using our drag-and-drop editor by adding photos, graphics or text. Our designs cover a wide range of categories with professionally written content for small businesses, organizations, families, athletic teams, weddings, reunions and other interest groups. Once built, websites can be easily connected to social profiles, such as Facebook and Twitter, and optimized for search engines. Our customers are also able to receive a mobile-optimized version of their website through Website Builder.

E-commerce. Our online store product allows customers to easily create their own standalone website with an integrated online store optimized for mobile shopping, which allows customers to showcase products, manage inventory and shipping and securely accept payments via credit card, Apple Pay or PayPal. The online store also provides integrated tools for customers to maximize their sales via Google, email marketing and Facebook.
Search Engine Visibility. Search Engine Visibility (SEV) helps our customers get their websites found on major search sites through search engine optimization. SEV offers a simple step-by-step wizard giving targeted recommendations on which search phrases are most likely to drive traffic to a customer's site. We have built a ground-up system that helps our customers receive specific recommendations on keywords and content. Customers who are using a domain name and DNS purchased from GoDaddy can also automatically apply updates with one click, meaning they never have to touch a line of code.
Business Applications
We offer a variety of products designed to make the business of business easier for our customers. The products we offer include those developed in-house as well as third-party applications which we distribute and support, such as Microsoft Office 365. In 2016, 2015 and 2014, we derived approximately 13%, 11% and 8% of our total revenue, respectively, from sales of our business applications products.
Our primary business applications products are:
Microsoft Office 365. We offer fully-supported Microsoft Office 365 email accounts that are easy to set up and use with our customers' domains. We offer Microsoft Office 365 in multiple plans ranging from email with calendar and contacts connected to a custom domain to a full suite of productivity tools, including file sharing and full desktop versions of applications, including Outlook, Word, Excel and PowerPoint. For customers needing to comply with regulatory requirements, we offer email add-on services such as HIPPA-enabled email, encryption services (in partnership with ProofPoint) and archiving services (in partnership with Sonian). Microsoft Office 365 is easy to set up and can be up and running in minutes.
Email Accounts. We offer a range of email service plans that connect to our customers' domains. Some of these plans include a multi-feature web interface, an integrated calendar and secure online storage. The pricing of these plans depends on the customer's desired amount of storage and number of email addresses. All of our email accounts are advertising-free and include security functionality designed to provide protection from spam, viruses and other forms of online fraud, such as phishing.
Email Marketing. Our email marketing product helps customers market their businesses through permission-based email. Customers can easily create and send newsletters, targeted advertising campaigns, promotions and surveys as well as connect email campaigns with their social media networks and track the results of campaigns.
Telephony. Through our 2016 acquisition of Freedom Voice, we provide internet-based telephone services that can be accessed with either IP phones, or traditional local or cellular telephone services. Some of our telephone plans include additional services, such as voicemail, a virtual receptionist, a customizable phone tree, voicemail transcription, follow-me call forwarding, fax on demand and email delivery of voicemail. We expect to launch expanded telephony services through our Smartline offering during the second quarter of 2017.
Technology and Infrastructure
Our technology platform forms the core of many of our solutions, and we have invested significantly to develop a platform designed to be intelligent, fast, secure and scalable. Our technology and development expenses, including those expenses related to our technology platform, were $288 million, $270 million and $251 million in 2016, 2015 and 2014, respectively. We have built a scalable platform allowing us to provide faster business insights at lower costs, develop and introduce new products quickly and leverage economies of scale to reduce costs and enable next-generation hosting architecture. Our technology stack, which includes physical infrastructure, Infrastructure-as-a-Service, Platform-as-a-Service, applications and data science, allows our customers to build and manage their digital identities and enable access across multiple devices. We seek to continuously enhance the performance and reliability of our technology infrastructure by investing in faster data centers, improved network connectivity and improved resiliency, both domestically and internationally.
Physical infrastructure
Our physical technology infrastructure includes servers located throughout 12 data centers around the world. We have also invested significantly in our peering architecture and utilize multiple peering sites allowing us to handle high IP transit traffic at low bandwidth costs. Our large technology infrastructure footprint allows us to leverage economies of scale through low server, network, storage and processing costs by commoditizing hardware across various systems and leveraging virtualization where possible.
Infrastructure-as-a-Service
We leverage an Infrastructure-as-a-Service model geared toward the virtualization and automation of common physical data center components like servers, load balancers, switches and storage. We use open source solutions when possible to automate manual processes and thereby reduce the risk of human error as well as to lower costs. Additionally, we are beginning to use a single automated infrastructure based on OpenStack to enable next-generation services.
Platform-as-a-Service
Our cloud platform offers our customers an integrated and comprehensive set of time-saving services. Our platform is designed to help us reduce costs, increase personalization and more easily and quickly build and deploy new products. We continuously invest to develop our platform capabilities and have recently deployed a new authentication platform allowing us to onboard new products more quickly and securely. We have also deployed Cassandra, an open source distributed database management system, across our datacenters for improved customer data replication enabling personalization. We have started to introduce container technology, managed through an orchestration platform, to further simplify and automate how we build and manage services.
Applications
Our platform is highly-flexible, allowing us to easily integrate third-party offerings and enhance our value proposition to our customers by offering comprehensive and integrated solutions that can be rapidly scaled up or down and used across multiple platforms, including mobile. Our platform also allows resellers to easily sell our products, thereby broadening our distribution channels. We seek to continuously launch new and relevant applications and streamline our existing offerings in order to provide the best user experience to our customers.
Data science
Our data collection technology enables us to collect customer, product and business data from various sources, including web crawling, local listings providers (e.g. Yelp and state business registrations), social platforms (e.g. Facebook and Twitter) and mobile platforms (e.g. geolocation and e-commerce). We use Hadoop, an open source software framework for storage and large-scale processing of data sets, to develop an integrated customer insights data platform. By integrating this data, we are able to offer personalized and intelligent insights and business intelligence to our customers that they can access via dashboards. These dashboards also enhance our ability to develop and offer differentiated products and more intelligent Customer Care. We believe our ability to offer this insight helps us deliver the right solutions targeted to the needs of our customers and attract more businesses to our platform.
Customer Care
We have more than 4,100 Customer Care specialists who provide technical assistance 24/7/365 to customers located around the world. Operating as "business consultants," our specialists advise customers of products best suiting their individual needs. This ability to provide real-time product suggestions while providing a world-class support experience allows our Customer Care team to provide an impactful contribution to bookings through the sale of product subscriptions. Our Customer Care specialists take great pride in owning outcomes and being accountable to our customers, both of which are essential to enhancing customer experience. In each of 2016, 2015 and 2014, at least 23% of our total bookings were generated from the sale of product subscriptions by our Customer Care team. The majority of our Customer Care specialists are located in our Arizona and Iowa facilities in the U.S. We have additional international specialists providing in-region support in native languages. In addition, our easy-to-use website contains extensive educational content designed to demystify the process of establishing an online presence and to assist customers in choosing the products best meeting their needs.
Our Customer Care team spans a variety of channels to provide tailored and timely support to our customers, handling approximately 14 million contacts annually in each of the last three years. Our customers can choose their preferred Customer Care channel, including proactive and reactive chat and phone support. We take a consultative approach to our customers, acting as a trusted partner to guide them through the process with technical solutions supporting them at each phase of their lifecycle and offer real-time product suggestions best suited to the customers' needs. The effectiveness of our model is reflected in the high ratings we receive from our customers, the bookings generated by our Customer Care team and strong customer referrals.
The strength of our Customer Care team is our people. Our hiring process is extensive and highly selective, designed to yield individuals who will thrive in our team based on core values, character, work ethic and ability. Our new Customer Care hires spend over a month moving from classroom to a live "nesting" environment where they refine their customer and technology skills. With a commitment to life-long learning, we offer hundreds of classes to our employees spanning leadership, sales, service and technology. We have an incentive program that rewards outcomes, across both customer satisfaction and bookings goals. For that and many other reasons, as of December 31, 2016, approximately 40% of our Customer Care specialists had been with us for at least three years.
Marketing
We believe GoDaddy is one of the most recognized technology brands in the U.S. We have established this high level of brand awareness primarily through our advertising campaigns across various platforms including television commercials, print, online and billboards. We have supplemented these advertising campaigns with athlete and celebrity sponsorships. Our strong brand has helped us attract and retain nearly 15 million customers as of December 31, 2016. We intend to continue investing in our brand as we seek to further grow our total customers, particularly internationally. Customer referrals are another highly efficient and cost-effective channel for acquiring customers.
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
International
Central to our international strategy is a philosophy of localizing our product offerings and deploying them through our global infrastructure. We have nearly 5 million customers outside of the U.S. In 2016, we derived approximately 28% of our total bookings from international sales compared to 26% in 2015 and 25% in 2014. We have devoted substantial, dedicated resources to growing our international presence, leading to the expansion of our localized products and Customer Care to 56 markets as of December 31, 2016. We believe our international scale and growth to date are indicative of the international growth opportunities available to us and position us to continue to grow our business outside the U.S.
We have built a dedicated team responsible for the internationalization and localization of our core product offerings as well as our Customer Care and marketing efforts. In conjunction with our localization efforts, we have added on-the-ground regional teams and increased our country and regional specific marketing spend. These investments have enabled us to successfully launch and expand our business in select international markets. Our success in these markets has furthered our belief that our international model can work in both established and emerging markets. We have taken a rigorous approach to managing the level of investment we expect to make in each geographic market we enter based on a market tier approach. We expect to continue to expand internationally, growing our share and increasing penetration of the international markets we've entered in recent years, including through our proposed acquisition of HEG.
Competition
We provide cloud-based solutions enabling individuals, businesses and organizations to establish an online presence, connect with customers and manage their ventures. The market for providing these solutions is highly fragmented and competitive. These solutions are also rapidly evolving, creating opportunity for new competitors to enter the market with point-solution products or address specific segments of the market. In some instances, we have commercial partnerships with companies with which we also compete. Given our broad product portfolio, we compete with niche point-solution products and broader solution providers. Our competitors include providers of:

•	domain registration services and web-hosting solutions such as Endurance, Rightside, United Internet and Web.com;

•	website creation and management solutions such as Automattic, Shopify, Squarespace, and Wix;

•	cloud-infrastructure services and online security providers such as Comodo, Symantec, Let's Encrypt and WP Engine;

•	alternative web presence and marketing solutions such as Constant Contact, Etsy, OpenTable, Yelp and Zillow; and

•	productivity tools such as business-class email, calendaring and file-sharing such as Dropbox, Microsoft and Google.
We expect continued competition from companies in the domain, hosting and presence markets such as Automattic, Endurance, Rightside, Squarespace, United Internet, Web.com and Wix. We also expect potential increased competition from companies like Amazon, Google and Microsoft, which are providers of web-hosting and other cloud-based services. Google has recently entered the domain registration business, with eBay and Facebook both offering robust Internet marketing platforms.
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
Regulation
Our business is subject to regulation by ICANN, federal and state laws in the U.S. and the laws of other jurisdictions in which we do business.
ICANN. The registration of domain names is governed by ICANN. ICANN is a multi-stakeholder private sector, not-for-profit corporation formed in 1998 for the express purposes of overseeing a number of Internet related tasks, including management of the DNS, allocation of IP addresses, accreditation of domain name registrars and registries and the definition and coordination of policy development for all of these functions. We are accredited by ICANN as a domain name registrar and thus our ability to offer domain name registration products is subject to our ongoing relationship with and accreditation by ICANN. The regulation of Internet domain names in the U.S. and in foreign countries is subject to change. For example, in 2016, the National Telecommunications and Information Administration, or the NTIA, an agency of the U.S. Department of Commerce, transitioned oversight of key Internet domain name functions to the global multi-stakeholder community. As a result, there is uncertainty at this time concerning the nature and significance of this recent transition from U.S. oversight of ICANN to oversight of ICANN by other bodies.
ccTLD Authorities. The regulation of ccTLDs is governed by national regulatory agencies of the country underlying the specific ccTLDs, such as China (.cn), Canada (.ca) and the United Kingdom (.uk). Our ability to sell ccTLDs is dependent on our and our partners' ability to maintain accreditation in good standing with these various international authorities.
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
Anti-Cybersquatting Consumer Protection Act. The ACPA was enacted to address piracy on the Internet by curtailing a practice known as "cybersquatting," or the bad-faith registration of a domain name identical or similar to another party's trademark, or to the name of another living person, in order to profit from that name or mark. The ACPA provides that registrars may not be held liable for damages for registration or maintenance of a domain name for another person absent a showing of the registrar's bad faith intent to profit. Registrars may, however, be held liable if their activities are deemed outside the scope of basic registrar functions.
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
Laws and regulations relating to our activities are unsettled in many jurisdictions, or may prove difficult or impossible to comply with in some jurisdictions. Additionally, federal, state, local and foreign governments are also considering legislative and regulatory proposals that would regulate the Internet and our activities in more and different ways than exist today. It also is impossible to predict whether new taxes will be imposed on our services, and depending upon the type of such taxes, whether and how we would be affected. Laws and regulations in the U.S. or in foreign jurisdictions may be applied in new or different manners in pending or future litigation. Further, other existing bodies of law, including the criminal laws of various jurisdictions, may be deemed to apply to our activities, or new statutes or regulations may be adopted in the future.
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
We have also developed, acquired or licensed proprietary technologies for use in our business. As of December 31, 2016, we had 193 issued patents in the U.S. covering various aspects of our product offerings. Additionally, as of December 31, 2016, we had 186 pending U.S. patent applications and intend to file additional patent applications in the future.
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
We have an ongoing trademark and service mark registration program pursuant to which we register our brand names and product names, taglines and logos in the U.S. and other countries to the extent we determine appropriate and cost-effective. We also have common law rights in some unregistered trademarks that were established over years of use. In addition, we have a trademark and service mark enforcement program pursuant to which we monitor applications filed by third parties to register trademarks and service marks that may be confusingly similar to ours, as well as the use of our major brand names in social media, domain names and other Internet sites.
Despite our efforts to preserve and protect our intellectual property, unauthorized third parties may attempt to copy, reverse engineer or otherwise obtain access to our proprietary rights, and competitors may attempt to develop solutions that could compete with us in the markets we serve. Unauthorized disclosure of our confidential information or proprietary technologies by our employees or third parties could also occur. The risk of unauthorized use of our proprietary and intellectual property rights may increase as we continue to expand outside of the U.S.
Third-party infringement claims are also possible in our industry, especially as functionality and features expand, evolve and overlap across industries. Third parties, including non-practicing patent holders, have from time to time claimed, and could claim in the future, that our processes, technologies or websites infringe patents they now hold or might obtain or be issued in the future.

Employees
As of December 31, 2016, we had 4,749 employees worldwide, including 3,019 in our Customer Care team, 922 in technology and development, 164 in marketing and advertising and 644 in general and administrative. Excluded from our employee figures are more than 1,100 Customer Care specialists located in China, The Philippines, Mexico, India and the United Kingdom who are directly employed by third-party partners, but who are dedicated to GoDaddy on a full time basis. Substantially all of our employees are based in the U.S. None of our employees is represented by a labor union or is party to any collective bargaining agreement in connection with his or her employment with us.

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
Our success depends on our ability to attract and retain customers and increase sales to new and existing customers. We derive a substantial portion of our revenue from domains and our hosting and presence products. The rate at which new and existing customers purchase and renew subscriptions to our products depends on a number of factors, including those outside of our control. Although our total customers and revenue have grown rapidly in the past, in recent periods our slower growth rates have reflected the size and scale of our business. We cannot be assured that we will achieve similar growth rates in future periods. In future periods, our total customers and revenue could decline or grow more slowly than we expect. Our sales could fluctuate or decline as a result of lower demand for domain names, websites and related products, declines in our customers' level of satisfaction with our products and our Customer Care, the timeliness and success of product enhancements and introductions by us and those of our competitors, the pricing offered by us and our competitors, the frequency and severity of any system outages, breaches and technological change. Our revenue has grown historically due in large part to sustained customer growth rates and strong renewal sales of subscriptions to our domain name registration and hosting and presence products. Our future success depends in part on maintaining strong renewal sales. Our costs associated with renewal sales are substantially lower than costs associated with generating revenue from new customers and costs associated with generating sales of additional products to existing customers. Therefore, a reduction in renewals, even if offset by an increase in other revenue, would reduce our operating margins in the near term. Any failure by us to continue to attract new customers or maintain strong renewal sales could have a material adverse effect on our business, growth prospects and operating results. If we are unable to increase sales of additional products, such as personalized email accounts and other business applications products, to new and existing customers, our growth prospects may be harmed.
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
The process of developing new technology is complex and uncertain. If we fail to accurately predict customers' changing needs or emerging technological trends, or if we fail to achieve the benefits expected from our investments in technology (including investments in our internal development efforts, such as our "do-it-yourself" website builder GoCentral and security products; acquisitions, such as the acquisition of FreedomVoice and the addition of telephony services such as Smartline; or partner programs), our business could be harmed. We must continue to commit significant resources to develop our technology in order to maintain our competitive position, and these commitments will be made without knowing whether such investments will result in products our customers will accept. Our new products or product enhancements could fail to attain meaningful customer acceptance for many reasons, including:

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
There is no assurance we will successfully identify new opportunities, develop and bring new products to market on a timely basis, or products and technologies developed by others will not render our products or technologies obsolete or noncompetitive, any of which could adversely affect our business and operating results. If our new products or enhancements do not achieve adequate acceptance by our customers, or if our new products do not result in increased sales or subscriptions, our competitive position will be impaired, our anticipated revenue growth may not be achieved and the negative impact on our operating results may be particularly acute because of the upfront technology and development, marketing and advertising and other expenses we may incur in connection with the new product or enhancement.
Our brand is integral to our success. If we fail to protect or promote our brand, our business and competitive position may be harmed.
Protecting and maintaining awareness of our brand is important to our success, particularly as we seek to attract new customers globally. We have invested, and expect to continue to invest, substantial resources to increase our brand awareness, both generally and in specific geographies and to specific customer groups, such as Web Pros. There can be no assurance that our brand development strategies will enhance the recognition of our brand or lead to increased sales. Furthermore, our international branding efforts may prove unsuccessful due to language barriers and cultural differences. If our efforts to protect and promote our brand are not successful, our operating results may be adversely affected. In addition, even if our brand recognition and loyalty increases, our revenue may not increase at a level commensurate with our marketing spend.
A network attack, a security breach or other data security incident could delay or interrupt service to our customers, harm our reputation or subject us to significant liability.
Our operations depend on our ability to protect our network and systems against interruption or damage from unauthorized entry, computer viruses, denial of service attacks and other security threats beyond our control. We regularly experience distributed denial of service (DDOS) attacks by hackers aimed at disrupting service to our customers and attempts to place illegal or abusive content on our or our customers' websites, and we may be subject to DDOS attacks or content abuse in the future. Our response to such DDOS attacks may be insufficient to protect our network and systems, especially as such attacks increase in size (such as the DYN attack in October 2016). In addition, there has been an increase in the number of malicious software attacks in the technology industry, including malware and ransomware. In addition, from time to time, activities of our customers or other parties may cause us to suspend or terminate customer accounts. We have suspended and terminated, and will in the future suspend or terminate, a customer's use of our products when their activities on their site breach our terms of service (for example, phishing or resource misuse), interfere with or harm other customers' websites sharing the same resources or otherwise violate applicable law. We may also suspend or terminate a customer's website if it is repeatedly targeted by DDOS or other attacks disrupting other customers' websites or servers or otherwise impacts our infrastructure. We cannot guarantee our backup systems, regular data backups, security protocols, network protection mechanisms and other procedures currently in place, or that may be in place in the future, will be adequate to prevent or remedy network and service interruption, system failure, damage to one or more of our systems, data loss, security breaches or other data security incidents. Also, our products are cloud-based, and the amount of data we store for our customers on our servers has been increasing as our business has grown. Despite the implementation of security measures, our infrastructure may be vulnerable to computer viruses, worms, other malicious software programs, illegal or abusive content or similar disruptive problems caused by our customers, employees, consultants or other Internet users who attempt to invade or disrupt public and private data networks or to improperly access, use or obtain data. Any actual or perceived breach of our security, or any other data security incident, could damage our reputation and brand, expose us to a risk of loss or litigation and possible liability, subject us to regulatory or other government inquiries or investigations, require us to expend significant capital and other resources to alleviate problems caused by the breach, and deter customers from using our products, any of which would harm our business, financial condition and operating results.
If the security of the confidential information or personally identifiable information we maintain, including that of our customers and the visitors to our customers' websites stored in our systems, is breached or otherwise subjected to unauthorized access, our reputation may be harmed and we may be exposed to liability.
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
If we or our partners experience any breaches of our security measures or sabotage, or otherwise suffer unauthorized use or disclosure of, or access to, personally identifiable information or other confidential information, including payment card information, we might be required to expend significant capital and resources to protect against or address these problems. We may not be able to remedy any problems caused by hackers or other similar actors in a timely manner, or at all. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until after they are launched against a target, we and our vendors and partners may be unable to anticipate these techniques or to implement adequate preventative measures. Advances in computer capabilities, discoveries of new weaknesses and other developments with software generally used by the Internet community, such as the Heartbleed vulnerability, which is a vulnerability in Open Secure Sockets Layer (Open SSL) library or the Shellshock vulnerability in the Linux Bash shell, also increase the risk we, or our customers using our servers, will suffer a security breach. Our partners and we may also suffer security breaches or unauthorized access to personally identifiable information and other confidential information, including payment card information, due to employee error, rogue employee activity, unauthorized access by third parties acting with malicious intent or who commit an inadvertent mistake or social engineering. If a breach of our security or other data security incident occurs or is perceived to have occurred, the perception of the effectiveness of our security measures and our reputation could be harmed and we could lose current and potential customers.
Security breaches or other unauthorized access to personally identifiable information and other confidential information, including payment card information, could result in claims against us for unauthorized purchases with payment card information, identity theft or other similar fraud claims as well as for other misuses of personally identifiable information, including for unauthorized marketing purposes, which could result in a material adverse effect on our business or financial condition. Moreover, these claims could cause us to incur penalties from payment card associations (including those resulting from our failure to adhere to industry data security standards), termination by payment card associations of our ability to accept credit or debit card payments, litigation and adverse publicity, and regulatory or other government inquiries or investigations, any of which could have a material adverse effect on our business and financial condition. We expect to continue to expend significant resources to protect against security breaches and other data security incidents. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of cloud-based products we offer and operate in more countries.
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
We are continually working to expand and enhance our website features, technology and network infrastructure and other technologies to accommodate substantial increases in the volume of traffic on our godaddy.com and affiliated websites, the number of customer websites we host and our overall total customers. We may be unsuccessful in these efforts, or we may be unable to project accurately the rate or timing of these increases. In the future, we may be required to allocate resources, including spending substantial amounts, to build, purchase or lease data centers and equipment and upgrade our technology and network infrastructure in order to handle increased customer traffic, as well as increased traffic to customer websites we host. We cannot predict whether we will be able to add network capacity from third-party suppliers or otherwise as we require it. In addition, our network or our suppliers' networks might be unable to achieve or maintain data transmission capacity high enough to process orders or download data effectively in a timely manner. Our failure, or our suppliers' failure, to achieve or maintain high data transmission capacity could significantly reduce consumer demand for our products. Such reduced demand and resulting loss of traffic, cost increases, or failure to accommodate new technologies could harm our business, revenue and financial condition.

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
Historically, Internet users would typically navigate to a website by directly typing its domain name into a web browser or navigation bar. The domain name serves as a branded, unique identifier not unlike a phone number or email address. People now use multiple methods in addition to direct navigation to access websites. For example, people increasingly use search engines to find and access websites as an alternative to typing a website address directly into a web browser navigation bar. People are also using social networking and microblogging sites more frequently to find and access websites. Further, as people continue to access the Internet more frequently through applications on mobile devices, domain names may become less prominent and their value may decline. These evolving technologies and changes in customer behavior may have an adverse effect on our business and prospects.
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
Our Customer Care team has historically contributed significantly to our total bookings. In each of 2016, 2015 and 2014, at least 23% of our total bookings were generated from the sale of product subscriptions by our Customer Care team.
The majority of our current offerings are designed for customers who often self-identify as having limited to no technology skills. Our customers depend on our Customer Care to assist them as they create, manage and grow their digital identities. After launching their sites and leveraging our product offerings, customers depend on our Customer Care team to quickly resolve any issues relating to those offerings. Further, as we continue to broaden our portfolio of solutions, increase the size of our customer base and increase the size of our solution deployments within our customers' IT infrastructure, we must continue to adapt our customer support organization to ensure our customers continue to receive the high level of customer service which they have come to expect. Notwithstanding our commitment to Customer Care, our customers will occasionally encounter interruptions in service and other technical challenges and it is therefore critical we are there to provide ongoing, high-quality support to help our customers and ensure high renewal rates and cross-selling of our products. Additionally, we focus on Web Pros and continue to expand into non-U.S. markets. We must continue to refine our efforts in Customer Care so we can adequately serve these customer groups as we expand.
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
We provide cloud-based solutions enabling individuals, businesses and organizations to establish an online presence, connect with customers and manage their ventures. The market for these solutions is highly fragmented and competitive. These solutions are also rapidly evolving, creating opportunity for new competitors to enter the market with point-solution products or address specific segments of the market. In some instances, we have commercial partnerships with companies with which we also compete. Given our broad product portfolio, we compete with niche point-solution products and broader solution providers. Our competitors include providers of domain registration services, web-hosting solutions, website creation and management solutions, e-commerce enablement providers, cloud computing service and online security providers, alternative web presence and marketing solutions providers and providers of productivity tools such as business-class email.
We expect competition to increase in the future from competitors in the domain and hosting and presence markets, such as Endurance, United Internet, Web.com and Rightside, as well as competition from companies such as Amazon, Google and Microsoft, all of which are providers of web-hosting and other cloud-based services and have recently entered the domain name registration business as upstream registries, and eBay and Facebook, both of which offer robust Internet marketing platforms. In addition, we face competition in the website building market from competitors outside of the domain and hosting markets, such as Wix and Weebly. Some of our current and potential competitors have greater resources, more brand recognition and consumer awareness, more diversified product offerings, greater international scope and larger customer bases than we do, and we may therefore not be able to effectively compete with them. If these competitors and potential competitors decide to devote greater resources to the development, promotion and sale of products in the markets in which we compete, or if the products offered by these companies are more attractive to or better meet the evolving needs of our customers, our market share, growth prospects and operating results may be adversely affected.
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
Bookings outside of the U.S. represented approximately 28%, 26% and 25% of our totals for 2016, 2015 and 2014, respectively. In 2012, we began the process of localizing our products in numerous markets, languages and currencies, expanding our systems to accept payments in forms common outside of the U.S., focusing our marketing efforts in numerous non-U.S. geographies, tailoring our Customer Care offerings to serve these markets, expanding our infrastructure in various non-U.S. locations and establishing Customer Care operations in overseas locations. We intend to continue our international expansion efforts, including through our acquisition of HEG. As a result, we must continue to hire and train experienced personnel to staff and manage our international expansion. Our international expansion efforts may be slow or unsuccessful to the extent we experience difficulties in recruiting, training, managing and retaining qualified personnel with international experience, language skills and cultural competencies in the geographic markets we target. Furthermore, as we continue to expand internationally, it may prove difficult to maintain our corporate culture, which we believe has been critical to our success. In addition, we have limited experience operating in foreign jurisdictions. Conducting and expanding international operations subjects us to new risks we have not generally faced in the U.S., including the following:

•	management, communication and integration problems resulting from language barriers, cultural differences and geographic dispersion of our customers and personnel;

•	language translation of, and associated Customer Care support for, our products;

•
compliance with foreign laws, including laws regarding online disclaimers, advertising, liability of online service providers for activities of customers especially with respect to hosted content and more stringent laws in foreign jurisdictions relating to consumer privacy and protection of data collected from individuals and other third parties;

•	accreditation and other regulatory requirements to do business and to provide domain name registration, web-hosting and other products in foreign jurisdictions;

•	greater difficulty in enforcing contracts, including our universal terms of service and other agreements;

•	increased expenses incurred in establishing and maintaining office space and equipment for our international operations;

•	greater costs and expenses associated with international marketing and operations;

•	greater risk of unexpected changes in regulatory practices, tariffs and tax laws and treaties;

•	different or lesser degrees of protection for our or our customers' intellectual property and free speech rights in certain markets;

•	increased exposure to foreign currency risks;

•
increased risk of a failure of employees to comply with both U.S. and foreign laws, including export and antitrust regulations, anti-bribery regulations and any trade regulations ensuring fair trade practices;

•	heightened risk of unfair or corrupt business practices in certain geographies; and

•	the potential for political, social or economic unrest, terrorism, hostilities or war; and multiple and possibly overlapping tax regimes.
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
We offer our products across a variety of operating systems and through the Internet. Historically, we designed our web-based products for use on a desktop or laptop computer; however, mobile devices, such as smartphones and tablets, are increasingly being used as the primary means for accessing the Internet and conducting e-commerce. We are dependent on the interoperability of our products with third-party mobile devices and mobile operating systems, as well as web browsers we do not control. Any changes in such devices, systems or web browsers degrading the functionality of our products or giving preferential treatment to competitive products could adversely affect usage of our products. In the event our customers have difficulty accessing and using our products on mobile devices, our customer growth, business and operating results could be adversely affected.
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
We have experienced rapid growth over the last several years, which has the potential to strain on our management, administrative, operational and financial infrastructure. The scalability and flexibility of our infrastructure depends on the functionality and bandwidth of our data centers, peering sites and servers. The significant growth in our total customers and the increase in the number of transactions we process have increased the amount of our stored customer data. Any loss of data or disruption in our ability to provide our product offerings due to disruptions in our infrastructure or services could result in harm to our brand or reputation. Moreover, as our customer base continues to grow and uses our platform for more complicated tasks, we will need to devote additional resources to improve our infrastructure and continue to enhance its scalability and security. If we do not manage the growth of our business and operations effectively, the quality of our platform and efficiency of our operations could suffer, which could harm our operating and business results.
In January 2016, we selected a new enterprise resource planning system. During the fourth quarter of 2016, we completed the human capital management portion of our system implementation. We expect to begin the system implementation of the financial portion in 2017, continuing into early 2018. As we plan for and implement a new system, we may experience difficulties in managing our existing systems and processes, which could disrupt our operations and the management of our finances. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast and report our results.
We may acquire other businesses or talent, which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our operating results.
As part of our business strategy, we have in the past made, and may in the future make, acquisitions or investments in companies, talent, products and technologies we believe will complement our business and address the needs of our customers. With respect to our recent acquisitions, such as FreedomVoice and ManageWP, and our proposed acquisition of HEG, we cannot ensure we will be able to successfully integrate the acquired products, talent and technology or benefit from increased subscriptions and revenue. For example, we may be unsuccessful in capturing the Web Pro market or in helping our customers attract new customers to their businesses from sites like Google, Yahoo!, Facebook and Yelp. In the future, we may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete acquisitions, we may be unsuccessful in achieving the anticipated benefits of the acquisition and may fail to integrate the acquired business and operations effectively. In addition, any future acquisitions we complete could be viewed negatively by our customers, investors and industry analysts.
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
In addition, if we are unsuccessful at integrating the operations or technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. We may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired company, including issues related to intellectual property, solution quality or architecture, regulatory compliance practices and customer or sales channel issues. Any integration process may result in unforeseen operating difficulties and require significant time and resources, and we may not be able to manage the process successfully. In particular, we may encounter difficulties assimilating or integrating the companies, solutions, technologies, accounting systems, personnel or operations we acquire, particularly if the key personnel are geographically dispersed or choose not to work for us. We may also experience difficulty in effectively integrating or preserving the different cultures and practices of the companies we acquire. Acquisitions may also disrupt our core business, divert our resources and require significant management attention that would otherwise be available for development of our business. We may not successfully evaluate or utilize the acquired technology, intellectual property or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. If we fail to properly evaluate, execute or integrate acquisitions or investments, the anticipated benefits may not be realized, we may be exposed to unknown or unanticipated liabilities, and our business and prospects could be harmed.
If the rate of growth of small businesses and ventures is significantly lower than our estimates or if demand for our products does not meet expectations, our ability to generate revenue and meet our financial targets could be adversely affected.
Although we expect continued demand from small businesses and ventures for our products, it is possible the rate of growth may not meet our expectations, or the market may not grow, either of which would adversely affect our business. Our expectations for future revenue growth are based in part on assumptions reflecting our industry knowledge and experience serving small businesses and ventures, as well as our assumptions regarding demographic shifts, growth in the availability and capacity of Internet infrastructure internationally and the general economic climate. If any of these assumptions proves to be inaccurate, our revenue growth could be significantly lower than expected.
Our ability to compete successfully depends on our ability to offer an integrated and comprehensive suite of products enabling our diverse base of customers to start, grow and run their businesses. The success of our domains, hosting, presence and business applications offerings is predicated on the assumption that an online presence is, and will continue to be, an important factor in our customers' abilities to establish, expand and manage their businesses quickly, easily and affordably. If we are incorrect in this assumption, for example due to the introduction of a new technology or industry standard superseding the importance of an online presence or renders our existing or future products obsolete, then our ability to retain existing customers and attract new customers could be adversely affected, which could harm our ability to generate revenue and meet our financial targets.
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
Historically, our business has been focused on serving individuals who are thinking about starting a business to small businesses and ventures that are up and running but need help growing and expanding their digital capabilities. As a result, our products were less suited to the needs of more technically skilled individuals or web developers and other Web Pros. Furthermore, we did not target Web Pros with our marketing activities or provide Customer Care resources tailored to this customer group. We continue to focus on Web Pros to increase our total customers and grow our revenue. Our recent acquisitions have further expanded our Web Pro offerings by providing additional features such as Managed WordPress, bolstered our Web Pro-focused Customer Care team and extended our reach into the Web Pro community. We are also working to tailor our marketing efforts to, and build dedicated Customer Care resources for, Web Pros. If we are unable to develop products and provide Customer Care addressing the needs of Web Pros, successfully target them with our marketing efforts or successfully leverage the Media Temple brand to capture a greater portion of the Web Pros market, our business, growth prospects and operating results could be adversely affected.

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

•	a delay in the authorization of new TLDs by ICANN or our ability to successfully on-board new TLDs which would impact the breadth of our customer offerings;

•	shortcomings in, or misinterpretations of, our metrics and data which cause us to fail to anticipate or identify market trends;

•	terminations of, disputes with, or material changes to our relationships with third-party partners, including referral sources, product partners and payment processors;

•	reductions in the selling prices for our products;

•	timing of the completion of our acquisition of HEG;

•	costs and integration issues associated with our acquisition of HEG and any other acquisitions we may make;

•	changes in legislation affecting our collection of indirect taxes both in the U.S. and in foreign jurisdictions;

•	recording higher than expected domain portfolio assets resulting from an increased rate of failed sales on our aftermarket platform for transactions in which we act as the primary obligor;

•	timing of expenses and tax distributions;

•	threatened or actual litigation; and

•	loss of key employees.
Any one of the factors above, or the cumulative effect of some of the factors referred to above, may result in significant fluctuations in our quarterly or annual operating results, including fluctuations in our key financial and operating metrics, our ability to forecast those results and our ability to achieve those forecasts. This variability and unpredictability could result in our failing to meet our revenue, bookings or operating results expectations or those of securities analysts or investors for any period. In addition, a significant percentage of our operating expenses are fixed in nature and based on forecasted revenue and bookings trends. Accordingly, in the event of revenue or bookings shortfalls, we are generally unable to mitigate the negative impact on operating results in the short term.
We may release guidance in our quarterly earnings conference calls, quarterly earnings releases, or otherwise, based on predictions of management, which are necessarily speculative in nature. Our guidance may vary materially from actual results for a variety of reasons, including that our cash generation may be uneven across quarters. If our revenue, bookings or operating results, or the rate of growth of our revenue, bookings or operating results, fall below the expectations of our investors or financial analysts, or below any forecasts or guidance we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met our own or other publicly stated revenue, bookings or earnings forecasts. Our failure to meet our own or other publicly stated revenue, bookings or earnings forecasts, or even when we meet our own forecasts but fall short of analyst or investor expectations, could cause our stock price to decline and expose us to costly lawsuits, including securities class action suits. Such litigation against us could impose substantial costs and divert management's attention and resources.
We have a history of operating losses and may not be able to achieve profitability in the future.
We had net losses of $22 million, $120 million and $143 million, in 2016, 2015 and 2014, respectively. While we have experienced revenue growth over these same periods, we may not be able to sustain or increase our growth or achieve profitability in the future or on a consistent basis. We have incurred substantial expenses and expended significant resources upfront to market, promote and sell our products. We also expect to continue to invest for future growth. In addition, we expect to continue to incur significant accounting, legal and other expenses as a public company.
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
Changes in accounting principles, or interpretations thereof, may cause unexpected financial reporting fluctuations and adversely affect our operating results and financial statements going forward.

We prepare our consolidated financial statements and the related notes in accordance with generally accepted accounting principles in the U.S. (GAAP). These principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC and various bodies formed to create and interpret appropriate accounting principles. Accounting rules and regulations are continually changing in ways that could materially impact our financial statements, and a change in the current accounting principles could have a significant effect on our reported results or may retroactively affect previously reported transactions. Additionally, the adoption of new or revised accounting principles may require us to make significant changes to our systems, processes and controls. For example, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended, will supersede nearly all existing revenue recognition guidance. While we continue to assess the potential impacts of the new standard, we do not know or cannot reasonably estimate quantitative information related to its impact on our consolidated financial statements and related disclosures at this time. We cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward, which could have a significant effect on our reported financial results. In addition, if we were to change our critical accounting estimates as a result of new accounting standards in the future, our financial position or results of operations could be significantly affected.
See Note 2 to our consolidated financial statements for information regarding recent accounting pronouncements.
Because we are generally required to recognize revenue for our products over the term of the applicable agreement, changes in our sales may not be immediately reflected in our operating results.
As described in Note 2 to our consolidated financial statements, we generally recognize revenue from our customers ratably over the respective terms of their subscriptions in accordance with GAAP. Our subscription terms are typically one year, but can range from monthly terms to multi-annual terms of up to 10 years depending on the product. Accordingly, increases in sales during a particular period do not translate into immediate, proportional increases in revenue during such period, and a substantial portion of the revenue we recognize during a quarter is derived from deferred revenue from customer subscriptions we entered into during previous quarters. As a result, our margins may suffer despite substantial sales activity during a particular period, since GAAP does not permit us to recognize all of the revenue from our sales immediately. Conversely, a decline in new or renewed subscriptions in any one quarter may not be reflected in our revenue for that quarter and the existence of substantial deferred revenue may prevent deteriorating sales activity from becoming immediately observable in our consolidated statement of operations. In addition, we may not be able to adjust spending in a timely manner to compensate for any unexpected bookings shortfall, and any significant shortfall in bookings relative to planned expenditures could negatively impact our business and results of operations.
Our failure to properly register or maintain our customers' domain names could subject us to additional expenses, claims of loss or negative publicity that could have a material adverse effect on our business.
System and process failures related to our domain name registration product may result in inaccurate and incomplete information in our domain name database. Despite testing, system and process failures may remain undetected or unknown, which could result in compromised customer data, loss of or delay in revenues, failure to achieve market acceptance, injury to our reputation or increased product costs, any of which could harm our business. Furthermore, the requirements for securing and renewing domain names vary from registry to registry and are subject to change. We cannot guarantee we will be able to readily adopt and comply with the various registry requirements. Our failure or inability to properly register or maintain our customers' domain names, even if we are not at fault, might result in significant expenses and subject us to claims of loss or to negative publicity, which could harm our business, brand and operating results.

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
We own one of our data centers and lease our remaining data center capacity from wholesale providers. We occupy our leased data center capacity pursuant to co-location service agreements with third-party data center facilities, which have built and maintain the co-located data centers for us and other parties. We currently serve all our customers from our GoDaddy-owned, Arizona-based data center as well as seven domestic and four international co-located data center facilities located in Arizona, California, Virginia, New York, the Netherlands and Singapore. Although we own the servers in these co-located data centers and engineer and architect the systems upon which our platforms run, we do not control the operation of these facilities, and we depend on the operators of these facilities to ensure their proper security and maintenance.
Despite precautions taken at our data centers, these facilities may be vulnerable to damage or interruption from break-ins, computer viruses, DDOS or other cyber-attacks, acts of terrorism, vandalism or sabotage, power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes and similar events. The occurrence of any of these events or other unanticipated problems at these facilities could result in loss of data (including personal or payment card information), lengthy interruptions in the availability of our services and harm to our reputation and brand. While we have disaster recovery arrangements in place, they have been tested in only very limited circumstances and not during any large-scale or prolonged disasters or similar events.
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
The products we offer or develop, including our proprietary technology and technology provided by third parties, could contain undetected defects or errors. For example, a small number of recently issued SSL certificates failed due to a software bug inadvertently introduced during a routine code change. We revoked the SSL certificates potentially affected by the bug as a precautionary matter, remedied the bug, contacted affected customers, and initiated a new certificate request on their behalf at no additional cost. The performance of our products could have unforeseen or unknown adverse effects on the networks over which they are delivered as well as, more broadly, on Internet users and consumers and third-party applications and services utilizing our solutions. These adverse effects, defects and errors, and other performance problems relating to our products could result in legal claims against us that harm our business and damage our reputation. The occurrence of any of the foregoing could result in compromised customer data, loss of or delay in revenues, an increase in our annual refund rate, which has ranged from 6.6% to 7.2% of total bookings from 2014 to 2016, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation or brand and increased costs. In addition, while our terms of service specifically disclaim certain warranties, and contain limitations on our liability, courts may still hold us liable for such claims if asserted against us.
Privacy concerns relating to our technology could damage our reputation and deter existing and new customers from using our products.
From time to time, concerns have been expressed about whether our products or processes compromise the privacy of customers and others. Concerns about our practices with regard to the collection, use, disclosure or security of personally identifiable information, including payment card information, or other privacy related matters, even if unfounded, could damage our reputation and adversely affect our operating results. In addition, as nearly all of our products are cloud-based, the amount of data we store for our customers on our servers (including personally identifiable information) has been increasing. Any systems failure or compromise of our security resulting in the release of our users' or customers' data could seriously limit the adoption of our product offerings, as well as harm our reputation and brand and, therefore, our business. We expect to continue to expend significant resources to protect against security breaches. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of cloud-based products we offer and operate in more countries.
We are subject to privacy and data protection laws and regulations as well as contractual privacy and data protection obligations. Our failure to comply with these or any future laws, regulations or obligations could subject us to sanctions and damages and could harm our reputation and business.
We are subject to a variety of laws and regulations, including regulation by various federal government agencies, including the Federal Trade Commission (FTC), Federal Communications Commission, and state and local agencies. We collect personally identifiable information, including payment card information, and other data from our current and prospective customers, website users and employees. The U.S. federal and various state and foreign governments have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personally identifiable information of individuals, including payment card information, and the FTC and many state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data. Self-regulatory obligations, other industry standards, policies, and other legal obligations may apply to our collection, distribution, use, security or storage of personally identifiable information or other data relating to individuals, including payment card information. These obligations may be interpreted and applied in an inconsistent manner from one jurisdiction to another and may conflict with one another, other regulatory requirements or our internal practices. Any failure or perceived failure by us to comply with U.S., E.U. or other foreign privacy or security laws, policies, industry standards or legal obligations or any security incident resulting in the unauthorized access to, or acquisition, release or transfer of, personally identifiable information or other data relating to our customers, employees and others, including payment card information, may result in governmental enforcement actions, litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.
We expect there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the U.S., the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations could impair our ability to collect or use information we utilize to provide targeted advertising to our customers, thereby impairing our ability to maintain and grow our total customers and increase revenue. Future restrictions on the collection, use, sharing or disclosure of our users' data or additional requirements for express or implied consent of users for the use and disclosure of such information could require us to modify our products, possibly in a material manner, and could limit our ability to develop new products and features.
In particular, with regard to transfers of personal data, as such term is used in the 1995 EU Data Protection Directive and applicable European Union member state legislation, from our employees and European customers and users to the U.S., we historically have relied upon adherence to the U.S. Department of Commerce's Safe Harbor Privacy Principles and compliance with the U.S.-EU Safe Harbor Framework agreed to by the U.S. Department of Commerce and the European Union. The U.S.-EU Safe Harbor Framework, which established means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area (the EEA) to the U.S., was invalidated in October 2015 by a decision of the European Court of Justice (the ECJ). In light of the ECJ's decision, we have engaged in a review of our business practices and recently self-certified under the U.S.-EU Privacy Shield, a replacement framework for the U.S.-EU Safe Harbor Framework that was adopted in July 2016. The U.S.-EU Privacy Shield may be subject to legal challenge and may be modified or invalidated, and we may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA. We may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of EEA residents. The regulatory environment applicable to the handling of EEA residents' personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs, and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.
In addition, several foreign countries and governmental bodies including the European Union and Canada, have laws and regulations concerning the collection and use of personally identifiable information obtained from their residents, including payment card information, which are often more restrictive than those in the U.S. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personally identifiable information, including payment card information identifying, or which may be used to identify, an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol (IP) addresses. Although we are working to comply with those laws and regulations applicable to us, these and other obligations may be modified and they may be interpreted in different ways by courts, and new laws and regulations may be enacted in the future. Within the European Union, legislators have approved the General Data Protection Regulation (GDPR), a new regulation that will become effective in May 2018 and, at that time, will supersede the 1995 European Union Data Protection Directive. The GDPR includes more stringent operational requirements for processors and controllers of personal data, including payment card information, imposes significant penalties for non-compliance and has broader extra-territorial effect. As the GDPR is a regulation rather than a directive, it requires strict adoption by all EU member states, but permits those member states to enact supplemental requirements if they so choose. Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, it is expected that the United Kingdom government will initiate a process to leave the EU. This has created uncertainty with regard to the future regulation of data protection in the United Kingdom.
Any new laws, regulations, other legal obligations or industry standards, or any changed interpretation of existing laws, regulations or other standards may require us to incur additional costs and restrict our business operations. If our privacy or data security measures fail to comply with current or future laws, regulations, policies, legal obligations or industry standards, we may be subject to litigation, regulatory investigations, fines or other liabilities, as well as negative publicity and a potential loss of business. Moreover, if future laws, regulations, other legal obligations or industry standards, or any changed interpretations of the foregoing limit our customers' ability to use and share personally identifiable information, including payment card information, or our ability to store, process and share such personally identifiable information or other data, demand for our products could decrease, our costs could increase, and our business, operating results and financial condition could be harmed.
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
As of December 31, 2016, we had 193 issued patents in the U.S. covering various aspects of our product offerings. Additionally, as of December 31, 2016, we had 186 pending U.S. patent applications and intend to file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions, and under the laws of certain jurisdictions, patents or others intellectual property may be unavailable or limited in scope. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative processes or litigation. In addition, issuance of a patent does not assure that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.
In addition to patented technology, we rely on our unpatented proprietary technology and confidential proprietary information, including trade secrets and know-how. Despite our efforts to protect the proprietary and confidential nature of such technology and information, unauthorized parties may attempt to misappropriate, reverse engineer or otherwise obtain and use them. The contractual provisions in confidentiality agreements and other agreements we generally enter into with employees, consultants, partners, vendors and customers may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. Moreover, policing unauthorized use of our technologies, products and intellectual property is difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the U.S. and where mechanisms for enforcement of intellectual property rights may be weak. To the extent we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information may increase. We may be unable to determine the extent of any unauthorized use or infringement of our products, technologies or intellectual property rights.
As of December 31, 2016, we had 395 registered trademarks in 63 countries, including the GoDaddy logo and mark in all international markets in which we operate or intend to operate. We have also registered, or applied to register, the trademarks associated with several of our leading brands in the U.S. and in certain other countries. Competitors and others may have adopted, and in the future may adopt, tag lines or service or product names similar to ours, which could impede our ability to build our brands' identities and possibly lead to confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered and common law trademarks or trademarks incorporating variations of the terms or designs of one or more of our trademarks and opposition filings made when we apply to register our trademarks.
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
We are currently a party to intellectual property claims and litigation asserted by third parties, and may be subject to additional claims and litigation in the future, which could result in significant costs and substantially harm our business and results of operations.
In recent years, there has been significant litigation in the U.S. and abroad involving patents and other intellectual property rights. Companies providing web-based and cloud-based products are increasingly bringing, and becoming subject to, suits alleging infringement of proprietary rights, particularly patent rights. The possibility of intellectual property infringement claims also may increase to the extent we face increasing competition and become increasingly visible. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property rights. In addition, our exposure to risks associated with the use of intellectual property may increase as a result of acquisitions we make or our use of software licensed from or hosted by third parties, as we have less visibility into the development process with respect to such technology or the care taken to safeguard against infringement risks. Third parties may make infringement and similar or related claims after we have acquired or licensed technology that had not been asserted prior to our acquisition or license. Many companies are devoting significant resources to obtaining patents that could affect many aspects of our business. This may prevent us from deterring patent infringement claims, and our competitors and others may now and in the future have larger and more mature patent portfolios than we have.
We currently face, and expect to face in the future, claims and litigation by third parties that we infringe upon or misappropriate their intellectual property rights. Defending patent and other intellectual property claims and litigation is costly and can impose a significant burden on management and employees, and there can be no assurances that favorable final outcomes will be obtained in all cases. In addition, plaintiffs may seek, and we may become subject to, preliminary or provisional rulings in the course of any such litigation, including potential preliminary injunctions requiring us to cease offering certain of our products or features. We may decide to settle such lawsuits and disputes on terms that are unfavorable to us. Similarly, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that may not be reversed upon appeal. The terms of such a settlement or judgment may require us to cease offering certain of our products or features or pay substantial amounts to the other party. In addition, we may have to seek a license to continue practices found to be in violation of a third party's rights, which may not be available on reasonable terms, or at all, and may significantly increase our operating costs and expenses. As a result, we may also be required to develop alternative non-infringing technology or discontinue offering certain products or features. The development of alternative non-infringing technology, products or features could require significant effort and expense or may not be feasible. Our business, financial condition and results of operations could be adversely affected by intellectual property claims or litigation.

We are involved in numerous lawsuits, including putative class action lawsuits, that are expensive and time consuming and could adversely affect our business, financial condition and results of operations.
In addition to intellectual property claims, we are also involved in other types of litigation and claims, including employment, commercial and consumer protection claims. Plaintiffs in such current and future litigation matters often file such lawsuits on behalf of a putative class and typically claim substantial statutory damages and attorney’s fees, and often seek changes to our products, features or business practices. As a result, although the results of any such current or future litigation, regardless of the underlying nature of the claims, cannot be predicted with certainty, the final outcome of any current or future claims or lawsuits we face could adversely affect our business, financial condition and results of operations. Any negative outcome from claims or litigation, including settlements, could result in payments of substantial monetary damages or fines, attorney’s fees or undesirable changes to our products, features or business practices. Further, claims or litigation brought against our customers or business partners may subject us to indemnification obligations or obligations to refund fees to, and adversely affect our relationships with, our customers or business partners. Such indemnification or refund obligations or litigation judgments or settlements that result in the payment of substantial monetary damages, fines and attorneys’ fees may not be sufficiently covered by our insurance policies if at all.
In addition, during the course of any litigation, regardless of its nature, there could be public announcements of the results of hearings, motions, preliminary rulings or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the trading price of our Class A common stock. Regardless of whether any claims against us have any merit, these claims are time-consuming and costly to evaluate and defend, and can impose a significant burden on management and employees. Further, because of the substantial amount of discovery required in connection with litigation, there is a risk that some of our confidential business or other proprietary information could be compromised by disclosure.
Litigation to which we are currently a party, including putative class action lawsuits, or to which we may become a party in the future, may adversely affect our business, financial condition and results of operations.
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
Our business depends on our customers' continued and unimpeded access to the Internet and the development and maintenance of Internet infrastructure. Internet access providers may be able to block, degrade or charge for access to certain of our products, which could lead to additional expenses and the loss of customers.
Our products depend on the ability of our customers to access the Internet. Currently, this access is provided by companies having significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies and government-owned service providers. The adoption of any laws or regulations adversely affecting the growth, popularity or use of the Internet, including laws impacting Internet neutrality, could decrease the demand for our products and increase our operating costs. The legislative and regulatory landscape regarding the regulation of the Internet and, in particular, Internet neutrality, in the U.S. are subject to uncertainty. The Federal Communications Commission passed Open Internet rules in February 2015, effective in June 2015, generally providing for

Internet neutrality with respect to fixed and mobile broadband Internet service, but they have been challenged in federal court. Any changes in the legislative and regulatory landscape regarding Internet neutrality, or otherwise regarding the regulation of the Internet, could harm our business. For example, to the extent any laws, regulations or rulings permit Internet service providers to charge some users higher rates than others for the delivery of their content, Internet service providers could attempt to use such law, regulation or ruling to impose higher fees or deliver our content with less speed, reliability or otherwise on a non-neutral basis as compared to other market participants, and our business could be adversely impacted. Internationally, government regulation concerning the Internet, and in particular, network neutrality, may be developing or non-existent. Within such a regulatory environment, we could experience discriminatory or anti-competitive practices impeding both our and our customers' domestic and international growth, increasing our costs or adversely affecting our business.
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
A majority of our revenue is processed through credit cards and other online payments. If our refunds or chargebacks increase, our processors could require us to create reserves, increase fees or terminate their contracts with us, which would have an adverse effect on our financial condition.
Our failure to limit fraudulent transactions conducted on our websites, such as through the use of stolen credit card numbers, could also subject us to liability and adversely impact our reputation. Under credit card association rules, penalties may be imposed at the discretion of the association for inadequate fraud protection. Any such potential penalties would be imposed on our credit card processor by the association. Under our contracts with our payment processors, we are required to reimburse them for such penalties. However, we face the risk that we may fail to maintain an adequate level of fraud protection and that one or more credit card associations or other processors may, at any time, assess penalties against us or terminate our ability to accept credit card payments or other form of online payments from customers, which would have a material adverse effect on our business, financial condition and operating results.
We could also incur significant fines or lose our ability to give customers the option of using credit cards to pay for our products if we fail to follow payment card industry data security standards, even if there is no compromise of customer information. Although we believe we are in compliance with payment card industry data security standards and do not believe there has been a compromise of customer information, it is possible that at times either we or any of our acquired companies may not have been in full compliance with these standards. Accordingly, we could be fined, which could impact our financial condition, or certain of our products could be suspended, which would cause us to be unable to process payments using credit cards. If we are unable to accept credit card payments, our business, financial condition and operating results may be adversely affected.
In addition, we could be liable if there is a breach of the payment information we store. Online commerce and communications depend on the secure transmission of confidential information over public networks. We rely on encryption and authentication technology to authenticate and secure the transmission of confidential information, including customer credit card numbers. However, we cannot ensure this technology will prevent breaches of the systems we use to protect customer payment data. Although we maintain network security insurance, we cannot be certain our coverage will be adequate for liabilities actually incurred or insurance will continue to be available to us on reasonable terms, or at all. In addition, some of our partners also collect or possess information about our customers, and we may be subject to litigation or our reputation may be harmed if our partners fail to protect our customers' information or if they use it in a manner inconsistent with our policies and practices. Data breaches can also occur as a result of non-technical issues. Under our contracts with our processors, if there is unauthorized access to, or disclosure of, credit card information we store, we could be liable to the credit card issuing banks for their cost of issuing new cards and related expenses.

Activities of customers or the content of their websites could damage our reputation and brand or harm our business and financial results.
As a provider of domain name registration and hosting and presence products, we may be subject to potential liability for the activities of our customers on or in connection with their domain names or websites or for the data they store on our servers. Although our terms of service prohibit illegal use of our products by our customers and permit us to take down or suspend websites or take other appropriate actions for illegal use, customers may nonetheless engage in prohibited activities or upload or store content with us in violation of applicable law or the customer's own policies, which could subject us to liability. Furthermore, our reputation and brand may be negatively impacted by the actions of customers that are deemed to be hostile, offensive or inappropriate. We do not proactively monitor or review the appropriateness of the domain names our customers register or the content of their websites, and we do not have control over customer activities. The safeguards we have in place may not be sufficient to avoid harm to our reputation and brand, especially if such hostile, offensive or inappropriate use is high profile.
Several U.S. federal statutes may apply to us with respect to various activities of our customers, including: the Digital Millennium Copyright Act of 1998 (the DMCA), which provides recourse for owners of copyrighted material who believe their rights under U.S. copyright law have been infringed on the Internet; the Communications Decency Act of 1996 (the CDA), which regulates content on the Internet unrelated to intellectual property; and the Anticybersquatting Consumer Protection Act (the ACPA), which provides recourse for trademark owners against cybersquatters. The DMCA and the CDA generally protect online service providers like us that do not own or control website content posted by customers from liability for certain activities of customers, such as the posting of defamatory or obscene content, unless the online service provider is participating in the unlawful conduct. For example, the safe harbor provisions of the DMCA shield Internet service providers and other intermediaries from direct or indirect liability for copyright infringement. However, under the DMCA, we must follow the procedures for handling copyright infringement claims set forth in the DMCA including expeditiously removing or disabling access to the allegedly infringing material upon the receipt of a proper notice from, or on behalf of, a copyright owner alleging infringement of copyrighted material located on websites we host. Under the CDA, we are generally not responsible for the customer-created content hosted on our servers and thus are generally immunized from liability for torts committed by others. Consequently, we do not monitor hosted websites or prescreen the content placed by our customers. Under the safe harbor provisions of the ACPA, domain name registrars are shielded from liability in many circumstances, including cybersquatting, although the safe harbor provisions may not apply if our activities are deemed outside the scope of registrar functions.
Although these statutes and case law in the U.S. have generally shielded us from liability for customer activities to date, court rulings in pending or future litigation may narrow the scope of protection afforded us under these laws. Neither the DMCA nor the CDA generally apply to claims of trademark violations, and thus they may be inapplicable to many of the claims asserted against our company. Furthermore, notwithstanding the exculpatory language of these bodies of law, the activities of our customers may result in threatened or actual litigation against us. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.
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
As a provider of web-based and cloud-based products, including as a registrar of domain names and related products, we from time to time become aware of disputes over ownership or control of customer accounts, websites or domain names. We could face potential claims of tort law liability for our failure to renew a customer's domain. We could also face potential tort law liability for our role in the wrongful transfer of control or ownership of accounts, websites or domain names. The safeguards and procedures we have adopted may not be successful in insulating us against liability from such claims in the future. In addition, we face potential liability for other forms of account, website or domain name "hijacking," including misappropriation by third parties of our network of customer accounts, websites or domain names and attempts by third parties to operate accounts, websites or domain names or to extort the customer whose accounts, websites or domain names were misappropriated. Furthermore, we are exposed to potential liability as a result of our domain privacy product, wherein the identity and contact details for the domain name registrant are masked. Although our terms of service reserve our right to take certain steps when domain name disputes arise related to our privacy product, including the removal of our privacy service, the safeguards we have in place may not be sufficient to avoid liability, which could increase our costs of doing business.
Occasionally one of our customers may register a domain name identical, or similar, to a third party's trademark or the name of a living person. These occurrences have in the past and may in the future lead to our involvement in disputes over such domain names. Disputes involving registration or control of domain names are often resolved through the Uniform Domain Name Dispute Resolution Policy (the UDRP), ICANN's administrative process for domain name dispute resolution, or less frequently through litigation under the ACPA, or under general theories of trademark infringement or dilution. The UDRP generally does not impose liability on registrars, and the ACPA provides that registrars may not be held liable for registration or maintenance of a domain name absent a showing of the registrar's bad faith intent to profit. However, we may face liability if we act in bad faith or fail to comply in a timely manner with procedural requirements under these rules, including forfeiture of domain names in connection with UDRP actions. In addition, domain name registration disputes and compliance with the procedures under the ACPA and URDP typically require at least limited involvement by us and, therefore, increase our cost of doing business. The volume of domain name registration disputes may increase in the future as the overall number of registered domain names increases.
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
Our future success and ability to innovate depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel or delays in hiring required personnel, may seriously harm our business, financial condition and operating results. Our ability to continue to attract and retain highly skilled personnel, specifically employees with technical and engineering skills and employees with language skills and cultural knowledge of the geographic markets we have recently expanded to or that we intend to expand to in the near future, will be critical to our future success. Competition for highly skilled personnel is frequently intense, particularly in U.S. tech hubs such as the San Francisco Bay Area, Seattle and Cambridge. We are limited in our ability to recruit global talent by U.S. immigration laws, including those related to H1-B visas. The demand for H-1B visas to fill highly-skilled IT and computer science jobs is greater than the number of H-1B visas available each year; for the U.S. government's 2017 fiscal year, the U.S. issued 85,000 H-1B visas out of 236,000 requests. In addition, many of our employees have outstanding options or other equity awards. As a public company, the ability of our employees to sell their stock received pursuant to equity awards in the public market may lead to a larger than normal turnover rate. We intend to issue stock options or other equity awards as key components of our overall compensation and employee attraction and retention efforts. In addition, we are required under GAAP to recognize compensation expense in our operating results for employee equity-based compensation under our equity grant programs, which may negatively impact our operating results and may increase the pressure to limit equity-based compensation. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.
The requirements of being a public company may strain our resources.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) and the listing standards of the New York Stock Exchange (the NYSE). We expect the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources. Management's attention may be diverted from other business concerns, which could adversely affect our business and operating results.
The Sarbanes-Oxley Act requires us, among other things, to maintain effective disclosure controls and procedures and internal control over financial reporting. We continue to develop and refine our disclosure controls and other procedures designed to ensure that information required to be disclosed by us in the reports we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We also continue to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate we will continue to expend, significant resources, including legal and accounting-related costs and significant management oversight.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
We were able to determine in our management’s report for fiscal 2016 that our internal control over financial reporting is effective, as well as provide an unqualified attestation report from our independent registered public accounting firm to that effect. In the event that our chief executive officer, chief financial officer, or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments and causing investor perceptions to be adversely affected and potentially resulting in restatement of our financial statements for prior periods and a decline in the market price of our stock.
In addition, our current internal controls and any new controls we implement may become inadequate because of changes in conditions in our business or information technology systems or changes in the applicable laws, regulations and standards. Any failure to design or operate effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results, cause us to fail to meet our reporting obligations. Not fully recognizing, understanding or testing the state of or changes in our internal control environment could also adversely affect the results of management evaluations and independent registered public accounting firm audits of our internal control over financial reporting, about which we are required to include in our periodic reports filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE in the future.
Economic conditions in the United States and international economies may adversely impact our business and operating results.
General economic conditions, such as a recession or economic slowdown in the U.S. or in one or more of our other major markets, could adversely affect demand for our products. The recent national and global economic downturn affected many sectors of the economy and resulted in, among other things, declines in overall economic growth, consumer and corporate confidence and spending, increases in unemployment rates and uncertainty about economic stability. Changing macroeconomic conditions may affect our business in a number of ways, making it difficult to accurately forecast and plan our future business activities. In particular, spending patterns of small businesses and ventures are difficult to predict and are sensitive to the general economic climate, the economic outlook specific to small businesses and ventures, the then-current level of profitability experienced by small businesses and ventures and overall consumer confidence. Our products may be considered discretionary by many of our current and potential customers. As a result, people considering whether to purchase or renew subscriptions to our products may be influenced by macroeconomic factors affecting small businesses and ventures and consumer spending. Uncertain and adverse economic conditions may also lead to a decline in the ability of our customers to use or access credit, including through credit cards, as well as increased refunds and chargebacks, any of which could adversely affect our business. Although we continued to grow through the most recent recession, we may be unable to do so in future economic slowdowns.
To the extent conditions in the national and global economy change, our business could be harmed as customers may reduce or postpone spending or choose not to purchase or renew subscriptions to our products. Changing economic conditions may also adversely affect third parties with which we have entered into relationships and upon which we depend in order to grow our business.
We are subject to export controls and economic sanctions laws that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.
Our business activities are subject to various restrictions under U.S. export controls and trade and economic sanctions laws, including the U.S. Commerce Department's Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department's Office of Foreign Assets Control (OFAC). If we fail to comply with these laws and regulations, we could be subject to civil or criminal penalties and reputational harm. U.S. export control laws and economic sanctions laws also prohibit certain transactions with U.S. embargoed or sanctioned countries, governments, persons and entities.
We employ a number of screening and other remedial measures designed to prevent users in embargoed countries and prohibited persons from purchasing or accessing our products or services. Even though we take precautions to prevent transactions with U.S. sanctions targets, there is risk that in the future we could provide our products to such targets despite such precautions. Changes in the list of embargoed countries and regions or prohibited persons may require us to modify these procedures in order to comply with governmental regulations. This could result in negative consequences to us, including government investigations, penalties and reputational harm.
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
If we are found to be in violation of the FCPA, the U.K. Bribery Act or other anti-bribery and anti-corruption laws (either due to acts or inadvertence of our employees, or due to the acts or inadvertence of others), we could suffer criminal or civil penalties or other sanctions, which could have a material adverse effect on our business. Any violation of the FCPA or other applicable anti-corruption or anti-bribery laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracts, which could have a material and adverse effect on our reputation, business, operating results and prospects. In addition, responding to any enforcement action may result in a materially significant diversion of management's attention and resources and significant defense costs and other professional fees.
Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our operating results and financial condition.
We are subject to income taxes in the U.S. and various foreign jurisdictions, and our domestic and international tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets (DTAs) and liabilities (DTLs);

•	expected timing and amount of the release of any tax valuation allowances;

•	expiration of, or detrimental changes in, research and development tax credit laws;

•	tax effects of equity-based compensation;

•	costs related to intercompany restructurings;

•	changes in tax laws, regulations or interpretations thereof; or

•	future earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated earnings in countries where we have higher statutory tax rates.
In addition, we may be subject to audits of our income, sales and other transaction taxes by federal and state and foreign tax authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.
Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events and to interruption by man-made problems such as terrorism.
A significant natural disaster, such as an earthquake, fire or flood could have a material adverse impact on our business, operating results and financial condition. Natural disasters could lead to significant power outages and otherwise affect our data centers as well as our infrastructure vendors' abilities to provide connectivity and perform services on a timely basis. In the event our or our service providers' IT systems' abilities are hindered by any of the events discussed above, we and our customers' websites could experience downtime, and our products could become unavailable. In addition, acts of terrorism and other geopolitical unrest could cause disruptions in our business or the business of our infrastructure vendors, partners or customers or the economy as a whole. Any disruption in the business or operations of our data center hosting providers or customers could have a significant adverse effect on our operating results and financial performance. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be ineffective in the event of such a disaster.
Risks Related to Our Industry
Governmental and regulatory policies or claims concerning the domain name registration system and the Internet in general, and industry reactions to those policies or claims, may cause instability in the industry and disrupt our business.
ICANN is a multi-stakeholder, private sector, not-for-profit corporation formed in 1998 for the express purposes of overseeing a number of Internet related tasks, including managing the DNS allocation of IP addresses, accreditation of domain name registrars and registries and the definition and coordination of policy development for all of these functions. We are accredited by ICANN as a domain name registrar and thus our ability to offer domain name registration products is subject to our ongoing relationship with, and accreditation by, ICANN.
ICANN has been subject to strict scrutiny by the public and governments around the world, as well as multi-governmental organizations such as the United Nations, with many of those bodies becoming increasingly interested in Internet governance. There is also uncertainty concerning the nature and significance of the recent transition from U.S. oversight of ICANN to oversight of ICANN by its members.
Additionally, we continue to face the possibility that:

•
the structure and accountability mechanisms contained in ICANN's new bylaws are untested, which may result in ICANN not being accountable to its stakeholders and unable to make, implement or enforce its policies;

•	the U.S. or another government or intergovernmental organization may reassess ICANN's role in overseeing the domain name registration market;

•
the Internet community, the U.S. government or other governments may (i) refuse to recognize ICANN's authority or support its policies, (ii) attempt to exert pressure on ICANN, or (iii) enact laws in conflict with ICANN's policies, each of which could create instability in the domain name registration system;

•
governments, via ICANN's Governmental Advisory Committee (GAC), may seek greater influence over ICANN policies and contracts with registrars and may advocate changes that may adversely affect our business;

•
some of ICANN's policies and practices, such as ICANN's position on privacy and proxy domain name registrations, and the policies and practices adopted by registries and registrars, could be found to conflict with the laws of one or more jurisdictions, or could be materially changed in a way that negatively impacts the sale of our products;

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

•
International regulatory or governing bodies, such as the International Telecommunications Union, a specialized agency of the United Nations, or the European Union, may gain increased influence over the management and regulation of the domain name registration system, leading to increased regulation in areas such as taxation, privacy and the monitoring of our customers' hosted content;

•	ICANN or any third-party registries may implement policy changes impacting our ability to run our current business practices throughout the various stages of the lifecycle of a domain name;

•	the U.S. Congress or other legislative bodies in the U.S. could take action unfavorable to us or influencing customers to move their business from our products to those located outside the U.S.;

•	ICANN could fail to maintain its role, potentially resulting in instability in DNS services administration;

•
some governments and governmental authorities outside the U.S. have in the past disagreed, and may in the future disagree, with the actions, policies or programs of ICANN and registries relating to the DNS, which could fragment the single, unitary Internet into a loosely-connected group of one or more networks, each with different rules, policies and operating protocols; and

•	multi-party review panels established by ICANN's new bylaws may take positions unfavorable to our business.
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
ICANN periodically authorizes the introduction of new TLDs, and we may not have the right to register new domain names to our customers based on such TLDs, which could adversely impact our business and results of operations.
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
In 2013, ICANN significantly expanded the number of gTLDs, which resulted in the delegation of new gTLDs commencing in 2014, which we refer to as the Expansion Program. We and certain of our competitors have expended resources filing gTLD applications under the Expansion Program to pursue the acquisition of gTLD operator rights. For example, we secured the rights to become the registry for .godaddy, a gTLD. The Expansion Program could substantially change the domain name industry in unexpected ways and is expected to result in an increase in the number of domains registered by our competitors. If we do not properly manage our response to the change in business environment, and accurately predict the market's preference for specific gTLDs, it could adversely impact our competitive position or market share.
The relevant domain name registry and ICANN impose a charge upon each registrar for the administration of each domain name registration. If these fees increase, it would have a significant impact upon our operating results.
Each registry typically imposes a fee in association with the registration of each domain name. For example, VeriSign, Inc. (VeriSign), the registry for .com and .net, has a current list price of $7.85 annually for each .com registration, and ICANN currently charges $0.18 annually for most domain names registered in the gTLDs falling within its purview. The fee charged by VeriSign for each .com registration increased from $6.86 per year to $7.34 per year in July 2010 and increased again to $7.85 per year in January 2012. In 2016, VeriSign and ICANN agreed VeriSign will continue to be the exclusive registry for the .com gTLD through November 2024.  As part of this agreement, the current list price of $7.85 annually for each .com registration will remain in place, unless VeriSign can demonstrate to the U.S. Department of Commerce that technology changes or market conditions no longer warrant pricing restrictions. We have no control over ICANN, VeriSign or any other domain name registries and cannot predict their future fee structures. While we do not currently do so, we have the discretion to impose service fees on our customers in the future. In addition, pricing of new gTLDs is generally not set or controlled by ICANN, which in certain instances has resulted in aggressive price increases on certain particularly successful new gTLDs. The increase in these fees with respect to any new gTLD either must be included in the prices we charge to our customers, imposed as a surcharge or absorbed by us. If we absorb such cost increases or if surcharges result in decreases in domain registrations, our business, operating results and financial performance may be adversely affected.
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
Our principal asset, either directly or through our wholly owned subsidiary GD Subsidiary Inc., is a controlling equity interest in Desert Newco. As such, we have no independent means of generating revenue or cash flows. Desert Newco is treated as a partnership for U.S. income tax purposes and, as such, is generally not subject to income tax in most jurisdictions. Instead, taxable income is allocated to holders of its LLC Units, including us. Accordingly, we incur income taxes on our allocable share of any net taxable income of Desert Newco.
Pursuant to the amended and restated limited liability company agreement of Desert Newco (the New LLC Agreement), Desert Newco will make cash distributions to the owners of LLC Units, calculated using an assumed tax rate, to help fund their tax obligations in respect of the cumulative taxable income in excess of cumulative taxable losses of Desert Newco allocated to them. In addition to tax expenses, we also incur expenses related to our operations, plus payments under the TRAs, which we expect will be significant. We intend to cause Desert Newco to make distributions or, in the case of certain expenses, payments in an amount sufficient to allow us to pay our taxes and operating expenses, including distributions to fund any ordinary course payments due under the TRAs. However, Desert Newco's ability to make such distributions may be subject to various limitations and restrictions.
We are a holding company with no operations and rely on Desert Newco to provide us with funds necessary to meet any financial obligations. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations (as a result of Desert Newco's inability to make distributions to us due to various limitations and restrictions or as a result of the acceleration of our obligations under the TRAs), we may have to borrow funds and thus our liquidity and financial condition could be materially and adversely affected. To the extent we are unable to make payments under the TRAs for any reason, such payments will be deferred and will accrue interest at a rate equal to one year LIBOR plus 500 basis points until paid.
We are required to pay certain pre-IPO owners for certain tax benefits we may claim, and we expect the payments we are required to make to be substantial.
Any future exchanges of LLC Units (together with the corresponding shares of Class B common stock) for shares of our Class A common stock are expected to produce favorable tax attributes for us. When we acquire LLC Units from our pre-IPO owners through these exchanges, both the existing tax basis and anticipated tax basis adjustments are likely to increase (for tax purposes) our depreciation and amortization deductions and therefore reduce the amount of income tax we would be required to pay in the future in the absence of this existing and increased basis. This existing and increased tax basis may also decrease gain (or increase loss) on future dispositions of certain assets to the extent the tax basis is allocated to those assets. In addition, certain acquired net operating losses (NOLs) and other tax attributes are available to us as a result of the pre-IPO organizational transactions. Under the TRAs, we generally expect to retain the benefit of approximately 15% of the applicable tax savings after our payment obligations below are taken into account.
We are a party to five TRAs. Under four of these agreements, we are generally required to pay to certain pre-IPO owners approximately 85% of the amount of savings, if any, in federal, state and local income tax we are deemed to realize (using the actual applicable federal income tax rate and an assumed combined state and local income tax rate) as a result of (1) any existing tax attributes of LLC Units acquired in the pre-IPO organizational transactions, the benefit of which is allocable to us as a result of such transactions (including the allocable share of Desert Newco's existing tax basis in its assets), (2) NOLs available as a result of such transactions and (3) tax benefits related to imputed interest.
Under the fifth of these agreements, we are generally required to pay to our other pre-IPO owners approximately 85% of the applicable savings, if any, in income tax we are deemed to realize (using the actual applicable federal income tax rate and an assumed combined state and local income tax rate) as a result of (1) any step-up in tax basis created as a result of exchanges of their LLC Units for shares of our Class A common stock, (2) any existing tax attributes associated with their LLC Units, the benefit of which is allocable to us as a result of such exchanges (including the allocable share of Desert Newco's existing tax basis in its assets), (3) tax benefits related to imputed interest and (4) payments under the TRA.
As of December 31, 2016, we have recorded a liability under the TRAs of $202.6 million payable to certain pre-IPO owners. This is the amount of liability we currently deem probable and estimable, which takes into account limitations on the use of the favorable tax attributes due to limitations of taxable income. Because we anticipate these favorable tax attributes being greater than our taxable income, the excess deductions allocated to us will increase the amount of our NOL carryforwards. We have determined it is more-likely-than- not we will be unable to utilize all of our DTAs subject to the TRAs; therefore, we have not recorded a liability under the TRAs related to the tax savings we may realize from the utilization of NOL carryforwards and the amortization related to basis adjustments under Code Section 754 created by exchanges of LLC Units. If utilization of these DTAs becomes more-likely-than-not in the future, at such time, we will record liabilities under the TRAs of up to an additional $169.8 million as a result of basis adjustments under Code Section 754 and up to an additional $148.0 million related to the utilization of NOL and credit carryforwards, which will be recorded through charges to our consolidated statement of operations. However, if these tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRAs. In this scenario, the reduction of the liability under the TRAs would result in a benefit to our consolidated statement of operations.
The payment obligations under the TRAs are obligations of GoDaddy Inc., and we expect the payments we are required to make under the TRAs will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits subject to the TRAs, we expect the tax savings associated with (1) the pre-IPO organizational transactions and (2) future exchanges of LLC Units (together with the corresponding shares of Class B common stock) as described above would aggregate to approximately $2.6 billion over 15 years, based on the December 30, 2016 closing price of $34.95 per share of our Class A common stock and assuming all exchanges occurred on the last day of 2016. Under such scenario, we would be required to pay the other parties to the TRAs approximately 85% of such amount, or approximately $2.2 billion, over such 15 year period. The actual amounts will materially differ from these hypothetical amounts, as the potential future tax savings we will be deemed to realize, and TRA payments to be made by us, will be calculated based in part on the market value of our Class A common stock at the time of exchange and the prevailing applicable federal tax rate (plus the assumed combined state and local tax rate) applicable to us over the life of the TRAs and will be dependent on our generating sufficient future taxable income to realize the benefit. Payments under the TRAs are not conditioned on Desert Newco's pre-IPO owners' continued ownership of LLC Units.

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
Payments under the TRAs will be based on the tax reporting positions we determine. Although we are not aware of any issue that would cause the IRS to challenge existing tax basis, a tax basis increase or other tax attributes subject to the TRAs, if any subsequent disallowance of tax basis or other benefits were so determined by the IRS, we would not be reimbursed for any payments previously made under the applicable TRAs (although we would reduce future amounts otherwise payable under such TRAs). In addition, the actual state or local tax savings we realize may be different than the amount of such tax savings we are deemed to realize under the TRAs, which will be based on an assumed combined state and local tax rate applied to our reduction in taxable income as determined for federal income tax purposes as a result of the tax attributes subject to the TRAs. As a result, payments could be made under the TRAs in excess of the tax savings we realize in respect of the attributes to which the TRAs relate.
In certain cases, payments under the TRAs may be accelerated or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRAs.
The TRAs provide (1) in the event we materially breach any of our material obligations under the agreements, whether as a result of failure to make any payment within three months of when due (provided we have sufficient funds to make such payment), failure to honor any other material obligation required thereunder or by operation of law as a result of the rejection of the agreements in a bankruptcy or otherwise or (2) if, at any time, we elect an early termination of the agreements, our (or our successor's) obligations under the applicable agreements (with respect to all LLC Units, whether or not LLC Units have been exchanged or acquired before or after such transaction) would accelerate and become payable in a lump sum amount equal to the present value of the anticipated future tax benefits calculated based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the tax deductions, tax basis and other tax attributes subject to the applicable TRAs. Under the terms of the TRAs, we may not elect an early termination of the TRAs without the consent of (i) each of certain affiliates of the Sponsors and Bob Parsons until such affiliate has exchanged all of its LLC Units (together with the corresponding shares of Class B common stock) for shares of Class A common stock and (ii) a majority of our directors, other than directors designated or nominated by stockholders affiliated with the Sponsors and Bob Parsons.
Additionally, the TRAs provide that upon certain mergers, asset sales, other forms of business combinations or other changes of control, our (or our successor's) tax savings under the applicable agreements for each taxable year after any such event would be based on certain assumptions, including that we will have sufficient taxable income to fully utilize the deductions arising from the tax basis and other tax attributes subject to the applicable TRAs. Furthermore, the TRAs will determine the tax savings by excluding certain future tax attributes we obtain the use of as a result of acquiring other entities to the extent such tax attributes are the subject of tax receivable agreements we enter into in connection with such acquisitions.
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
Desert Newco is treated as a partnership for U.S. income tax purposes and, as such, is generally not subject to income tax in most jurisdictions. Instead, taxable income is allocated to holders of its LLC Units, including us. Pursuant to the New LLC

Agreement, Desert Newco will make pro rata cash distributions, or tax distributions, to the owners of LLC Units, including us, calculated using an assumed tax rate, to help each of the holders of the LLC Units to pay taxes on such holder's allocable share of the cumulative taxable income, reduced by cumulative taxable losses. Under the tax rules, Desert Newco is required to allocate net taxable income disproportionately to its owners in certain circumstances. Because tax distributions will be determined based on the holder of LLC Units who is allocated the largest amount of taxable income on a per unit basis, but will be made pro rata based on ownership, Desert Newco will be required to make tax distributions that, in the aggregate, will likely exceed the amount of taxes Desert Newco would have paid if it were taxed on its net income at the assumed rate.
Funds used by Desert Newco to satisfy its tax distribution obligations will not be available for reinvestment in our business. Moreover, the tax distributions Desert Newco will be required to make may be substantial, and may exceed (as a percentage of Desert Newco's income) the overall effective tax rate applicable to a similarly situated corporate taxpayer. In addition, because these payments will be calculated with reference to an assumed tax rate, and because of the disproportionate allocation of net taxable income, these payments will likely significantly exceed the actual tax liability for many of the owners of Desert Newco.
As a result of potential differences in the amount of net taxable income allocable to us and to the other owners of Desert Newco, as well as the use of an assumed tax rate in calculating Desert Newco's distribution obligations, we may receive distributions significantly in excess of our tax liabilities and obligations to make payments under the TRAs. To the extent, as currently expected, we do not distribute such cash balances as dividends on our Class A common stock and instead, for example, hold such cash balances or lend them to Desert Newco, our existing shareholders would benefit from any value attributable to such accumulated cash balances as a result of their ownership of Class A common stock.
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
We will continue to be controlled by our pre-IPO owners, whose interests may differ from those of our public stockholders.
As of December 31, 2016, funds affiliated with the Sponsors as well as Bob Parsons controlled approximately 65.7% of the combined voting power of our Class A and Class B common stock. Pursuant to the New LLC Agreement, such affiliated owners will generally be required to limit transfers in order to avoid a technical tax termination, which may have the effect of prolonging the concentration of our ownership. Additionally, GoDaddy Inc. and Desert Newco are parties to a stockholder agreement with funds affiliated with the Sponsors as well as Bob Parsons and certain specified other holders of LLC Units from time to time, including our executive officers. The stockholder agreement provides that our stockholders affiliated with KKR, Silver Lake and Bob Parsons are entitled to nominate members of our board of directors. The parties to the stockholder agreement agree to vote for these nominees as well as other directors recommended by our nominating and corporate governance committee. In addition, the stockholder agreement provides that, for so long as their affiliated funds hold specified amounts of our stock, our board of directors will maintain an executive committee consisting of one director designated by each of KKR, Silver Lake and Bob Parsons.
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

As of December 31, 2016, the Continuing LLC Owners owned approximately 47.0% of the outstanding LLC Units. Because they hold their ownership interest in our business through Desert Newco, rather than through the public company, the Continuing LLC Owners may have conflicting interests with our public stockholders. For example, the Continuing LLC Owners may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the TRAs, and whether and when GoDaddy Inc. should terminate the TRAs and accelerate its obligations thereunder; provided that any decision to terminate the TRAs and accelerate the obligation thereunder would also require the approval of a majority of the directors of GoDaddy Inc., other than directors designated or nominated by stockholders affiliated with the Sponsors or Bob Parsons. In addition, the structuring of future transactions may take into consideration these Continuing LLC Owners' tax or other considerations even where no similar benefit would accrue to us.
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
Certain of our pre-IPO owners continue to control a majority of the combined voting power of our Class A and Class B common stock. As a result, we are a "controlled company" within the meaning of the NYSE listing standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements of the NYSE, including (1) the requirement that a majority of the board of directors consist of independent directors, (2) the requirement that we have a nominating and corporate governance committee composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities and (3) the requirement that we have a compensation committee composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities. We intend to rely on some or all of these exemptions. As a result, we do not have a majority of independent directors and our compensation and nominating and corporate governance committees do not consist entirely of independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies subject to all of the corporate governance requirements of the NYSE.
Our substantial leverage could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry, divert our cash flow from operations for debt payments and prevent us from meeting our debt obligations.
As of December 31, 2016, our total indebtedness was $1,073 million. Our substantial leverage could have a material adverse effect on our business and financial condition, including:

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

•	exposing us to the risk of increased interest rates because certain of our indebtedness bears interest at variable rates;

•	creating a risk of foreclosure if we default on our debt and are unable to pay any accelerated obligations;

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

On February 15, 2017, we amended our credit facility to provide for: (i) a $1,072.5 million seven-year term loan (the Refinanced Term Loan), (ii) a second contingent $1,425.0 million tranche (the Acquisition Term Loan), which is intended to provide a portion of the financing for our proposed acquisition of HEG, and (iii) a $150.0 million five-year revolving credit facility, which will increase to $200.0 million upon the closing of our acquisition of HEG (the Refinanced Revolving Credit Loan). We used the net proceeds from the Refinanced Term Loan to repay all amounts outstanding under our existing term loan. All of our indebtedness currently consists of indebtedness under our Refinanced Term Loan, which matures in 2024. We have also received commitments for an asset sale bridge facility of up to EUR 500 million associated with the acquisition of HEG's PlusServer managed hosting business, for which we intend to explore strategic alternatives, including a possible sale. If we are unable to complete the divestiture of PlusServer or if the proceeds from the sale are less than anticipated, our results of operations and financial condition could be adversely affected. We may not be able to refinance our existing indebtedness again because of our high level of debt or adverse conditions in credit markets generally.
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

Generally, a "business combination" includes a merger, asset or stock sale or other transaction resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, an "interested stockholder" is a person who, together with that person's affiliates and associates, owns, or within the previous three years owned, 15% or more of the votes of our outstanding voting stock. For purposes of this provision, "voting stock" means any class or series of stock entitled to vote generally in the election of directors. Our amended and restated certificate of incorporation provides that KKR, Silver Lake, Bob Parsons, their respective affiliates and any of their respective direct or indirect designated transferees (other than in certain market transfers and gifts) and any group of which such persons are a party do not constitute "interested stockholders" for purposes of this provision.
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
Technology stocks have historically experienced high levels of volatility. The trading price of our Class A common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Since shares of our Class A common stock were sold in our initial public offering (IPO) in April 2015 at a price of $20.00 per share, the reported high and low closing sales prices of our Class A common stock have ranged from $23.59 to $37.46 per share through February 24, 2017. Factors that may cause the market price of our Class A common stock to fluctuate include:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general, and of companies in our industry;

•	actual or anticipated changes in our results of operations or fluctuations in our operating results;

•	whether our operating results meet the expectations of securities analysts or investors;

•	changes in the expectations of investors or securities analysts;

•	actual or anticipated developments in our competitors' businesses or the competitive landscape generally;

•	litigation involving us, our industry or both;

•	regulatory developments in the U.S., foreign countries or both;

•	general economic conditions and trends;

•	major catastrophic events;

•	sales of large blocks of our stock; or

•	departures of key personnel.
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
In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management's attention and resources from our business, and this could have a material adverse effect on our business, operating results and financial condition.
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
Additional Risks Relating to the Proposed Acquisition of HEG
The failure to integrate successfully our businesses and operations with those of HEG in the expected time frame may adversely affect our future results.
On December 5, 2016, we entered into a Share Purchase Agreement to purchase all of the outstanding shares of HEG and related loan notes for approximately EUR 1.69 billion, including approximately EUR 605 million to be paid to the selling shareholders and approximately EUR 1.08 billion in assumed net debt, subject to certain adjustments provided for in the Share Purchase Agreement (the Transaction). Historically, HEG and we have operated as independent companies and will continue to do so until we close the Transaction. We may face significant challenges in consolidating our functions with those of HEG and its subsidiaries, integrating our technologies, organizations, procedures, policies, financial reporting and operations, as well as addressing differences in the business cultures of the two companies and retaining key personnel. The integration will be complex and time consuming, and require substantial resources and effort. The integration process and other disruptions resulting from the Transaction may disrupt our ongoing operations or cause inconsistencies in standards, controls, financial reporting, procedures and policies, adversely affecting our relationships with our customers and other market participants, employees, regulators and others with whom we have business or other dealings. In addition, difficulties in integrating our businesses or regulatory functions with those of HEG could harm our reputation.
We will incur transaction, integration and restructuring costs in connection with the Transaction.
We expect to incur significant costs associated with the Transaction, including transaction fees and professional services cots. We also expect to incur integration and restructuring costs following the completion of the Transaction as we continue integrating operations. Although we expect that the realization of efficiencies related to the Transaction will offset incremental transaction, acquisition-related and restructuring costs over time, this net benefit may not be achieved in the near term, or at all.
Consummation of the Transaction is subject to certain conditions that could delay completion of or terminate the Transaction.
Consummation of the Transaction is subject to certain conditions, including (1) the absence of any law or order in the United Kingdom, Switzerland, Germany or Spain restraining, enjoining or otherwise prohibiting consummation of the Transaction, (2) the receipt of the necessary merger control approvals and/or clearances contemplated by the merger control rules of Germany and the United Kingdom, (3) subject to specific standards, the accuracy of certain guarantees made by the Sellers and Loan Note Holders (as defined in the Share Purchase Agreement), (4) performance and compliance by the Sellers and Loan Note Holders in all material respects with their respective obligations under the Share Purchase Agreement, (5) the absence of a Company Material Adverse Effect (as defined in the Share Purchase Agreement), and (6) the delivery of certain financial statements of HEG, including financial statements for HEG audited in accordance with International Financial Reporting

Standards, or IFRS, and Generally Accepted Audited Standards, or GAAS, and converted to GAAP and certain financial statements for HEG's PlusServer managed hosting business prepared on a stand-alone basis. Unforeseen regulatory review could also delay the timing of the closing of the Transaction. The Transaction is not contingent on our ability to procure debt financing and as such, if we are unable to draw down on the Acquisition Term Loan, we may not be able to secure alternative sources of financing and we will be liable for the entirety of the purchase price.
We will incur significant indebtedness in order to finance the acquisition, which may limit our operating flexibility.
On February 15, 2017, we amended our credit facility to provide for: (i) a $1,072.5 million seven-year term Refinanced Term Loan, (ii) a second contingent $1,425.0 million Acquisition Term Loan, which is intended to provide a portion of the financing for our proposed acquisition of HEG, and (iii) a $150.0 million five-year Refinanced Revolving Credit Loan, which will increase to $200.0 million upon the closing of our acquisition of HEG. We intend to finance the acquisition using the Acquisition Term Loan and an asset sale bridge facility of up to EUR 500 million. The Acquisition Term Loan will be issued at a 0.25% discount on the face at original issue for net proceeds of $1,421.4 million in connection with the closing of our proposed acquisition of HEG. The Acquisition Term Loan will mature in 2024 and will bear interest at a rate per annum of LIBOR plus 2.50%. If the closing of the acquisition has not occurred by April 3, 2017, the Acquisition Term Loan will begin to accrue interest at a rate per annum of 1.25%, and if the closing of the acquisition has not occurred by April 16, 2017, it will begin to accrue interest at a rate per annum of LIBOR plus 2.50%.
We have received a lender commitment letter for the bridge facility, which is subject to customary conditions, including the consummation of the transaction, the accuracy of certain specified representations, the absence of a Company Material Adverse Effect (as defined in the purchase agreement) with respect to HEG, and other customary conditions. Terms of the bridge facility have not yet been finalized.
The incurrence of substantial indebtedness in connection with the financing of the proposed acquisition may have an adverse impact on our liquidity, limit our flexibility in responding to other business opportunities and increase our vulnerability to adverse economic and industry conditions.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties.
Our corporate headquarters are located in Scottsdale, Arizona and consist of approximately 153,000 square feet of owned office space. We also own our offices in Hiawatha, Iowa, which consist of approximately 75,000 square feet used primarily for Customer Care and product development. We lease additional Customer Care centers and offices located throughout the U.S. as well as China, the Philippines, Mexico, India and the United Kingdom.
Additionally, we provide our cloud-based products through data centers located in the U.S. and internationally, including an approximately 320,000 square foot data center we own and operate in Phoenix, Arizona as well as additional capacity in co-located data centers in Arizona, California, Illinois, Virginia, Singapore and the Netherlands, which we occupy through leases which expire on various dates through 2026.
We believe our existing facilities are sufficient for our current needs. In the future, we may need to add new facilities and expand our existing facilities as we add employees, grow our infrastructure and evolve our business, and we believe suitable additional or substitute space will be available on commercially reasonable terms to meet our future needs.
Item 3. Legal Proceedings
We are currently subject to litigation incidental to our business, including patent infringement litigation and trademark infringement claims, as well as putative class actions, employment, commercial and consumer protection claims and other litigation of a non-material nature. Although the results of any such current or future litigation, regardless of the underlying nature of the claims, cannot be predicted with certainty, the final outcome of any current or future claims or lawsuits we face could adversely affect our business, financial condition and results of operations.
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

Part II.
Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock has traded on the NYSE under the symbol "GDDY" since April 1, 2015, the date of our IPO. Prior to our IPO, there was no public market for our Class A common stock. The following table sets forth, for the period indicated, the range of high and low sales prices per share of our Class A common stock, as reported by the NYSE.

	2016		2015
	High	Low	High	Low

First quarter	$33.23	$23.88	n/a	n/a
Second quarter	33.58	28.11	$33.00	$24.15
Third quarter	35.53	28.13	29.84	21.04
Fourth quarter	37.40	31.63	35.35	24.41
The closing sales price of our Class A common stock, as reported by the NYSE, on February 24, 2017 was $36.96 per share.
Stock Performance Graph
The following performance graph and related information shall not be deemed to be "soliciting material" or "filed" for purposes of Section 18 of the Exchange Act nor shall such information be incorporated by reference into any filing of GoDaddy Inc. under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference in such filing.
The graph set forth below compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the Standard & Poor's 500 Index (the S&P 500) and the Dow Jones Internet Composite Index (the DJ Internet Composite). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on April 1, 2015, the date our Class A common stock began trading on the NYSE, and its relative performance is tracked through December 31, 2016. The returns shown are based on historical results and are not intended to suggest future performance.

Holders of Record
As of December 31, 2016, there were 11 holders of record of our Class A common stock, although we believe there are a significantly larger number of beneficial owners of our Class A common stock because many shares are held by brokers and other institutions on behalf of stockholders.
Dividend Policy
We have not paid any dividends on our Class A common stock and do not intend to pay dividends on our Class A common stock in the foreseeable future. If, however, we decide to pay a dividend in the future, we would need to cause Desert Newco to make distributions to us in an amount sufficient to cover such dividend. If Desert Newco makes such distributions to us, the other holders of LLC Units will be entitled to receive pro rata distributions.
Our ability to pay dividends on our Class A common stock is limited by the covenants of our indebtedness and may be further restricted by the terms of any future debt or preferred securities incurred or issued by us or our subsidiaries. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." In addition, Desert Newco is generally prohibited under Delaware law from making a distribution to unit holders (including us) to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Desert Newco (with certain exceptions) exceed the fair value of its assets. Subsidiaries of Desert Newco are generally subject to similar legal limitations on their ability to make distributions to Desert Newco.
Item 6.     Selected Financial Data
You should read the following selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes appearing in "Financial Statements and Supplementary Data."
We were incorporated in May 2014 and, pursuant to the organizational transactions described in Note 5 to our consolidated financial statements, became a holding company whose principal asset is a controlling equity interest in Desert Newco. As the sole managing member of Desert Newco, we operate and control the business and affairs of Desert Newco and its subsidiaries. As a result, we consolidate Desert Newco's financial results and report a non-controlling interest related to the portion of Desert Newco not owned by us. Because the pre-IPO organizational transactions were considered transactions between entities under common control, the financial statements for periods prior to the IPO have been adjusted to combine the previously separate entities for presentation purposes.
The consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements and the related notes appearing in "Financial Statements and Supplementary Data." The consolidated statements of operations data for the years ended December 31, 2013 and 2012, and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 are derived from our audited consolidated financial statements not included in this Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2016	2015	2014	2013	2012

Consolidated Statements of Operations Data:	(in millions, except share amounts which are reflected in thousands and per share amounts)
Total revenue	$1,847.9	$1,607.3	$1,387.3	$1,130.8	$910.9
Costs and operating expenses: (1)
Cost of revenue (excluding depreciation and amortization)	657.8	565.9	518.4	473.9	430.3
Technology and development	287.8	270.2	250.8	206.0	175.4
Marketing and advertising	228.8	202.2	164.7	145.5	130.1
Customer care	242.1	221.5	190.5	150.9	132.6
General and administrative	221.2	219.7	172.0	145.8	106.4
Depreciation and amortization	160.1	158.8	152.8	140.6	138.6
Total costs and operating expenses	1,797.8	1,638.3	1,449.2	1,262.7	1,113.4
Operating income (loss)	50.1	(31.0)	(61.9)	(131.9)	(202.5)
Interest expense	(57.2)	(69.2)	(85.0)	(71.0)	(79.1)
Loss on debt extinguishment	—	(21.4)	—	—	—
Tax receivable agreements liability adjustment	(12.5)	—	—	—	—
Other income (expense), net	(1.9)	1.0	0.8	1.9	2.3
Loss before income taxes	(21.5)	(120.6)	(146.1)	(201.0)	(279.3)
(Provision) benefit for income taxes	(0.4)	0.2	2.8	1.1	0.2
Net loss	(21.9)	(120.4)	(143.3)	(199.9)	(279.1)
Less: net loss attributable to non-controlling interests	(5.4)	(44.8)	—	—	—
Net loss attributable to GoDaddy Inc.	$(16.5)	$(75.6)	$(143.3)	$(199.9)	$(279.1)
Net loss per share of Class A common stock—basic and diluted (2)	$(0.21)	$(0.81)	$(1.11)	$(1.58)	$(2.21)
Weighted-average shares of Class A common stock outstanding—basic and diluted (2)	79,835	58,676	38,826	38,826	38,826

(1)	Costs and operating expenses include equity-based compensation expense as follows:

Technology and development	$23.2	$18.2	$10.4	$4.7	$1.6
Marketing and advertising	8.1	6.1	6.1	2.6	1.6
Customer care	3.9	2.9	0.8	0.6	0.3
General and administrative	21.6	13.2	12.8	8.5	8.2

(2)
Amounts for periods prior to our IPO have been retrospectively adjusted to give effect to the pre-IPO organizational transactions described in Note 5 to our consolidated financial statements. The prior period amounts do not consider the 26,000 shares of Class A common stock sold in our IPO. See Note 14 to our consolidated financial statements.

	December 31,
	2016	2015	2014	2013	2012

Consolidated Balance Sheet Data:	(in millions)
Cash and cash equivalents	$566.1	$348.0	$139.0	$95.4	$59.5
Prepaid domain name registry fees	479.1	456.3	425.6	404.1	373.8
Property and equipment, net	231.0	225.0	220.9	183.2	159.7
Total assets	3,786.9	3,498.8	3,260.7	3,208.1	3,027.7
Deferred revenue	1,576.2	1,416.2	1,250.6	1,086.2	908.9
Total debt(1)	1,072.5	1,083.5	1,469.5	1,132.9	1,040.6
Total liabilities	3,072.7	2,817.8	2,850.3	2,337.6	1,981.6

(1)	Total debt includes long-term debt, unamortized original issue discounts and unamortized debt issuance costs.
Key Metrics
In 2016, we modified our reporting practices to ensure compliance with recent SEC interpretations on the use of non-GAAP financial measures. As a result, we transitioned away from the reporting of our historical measure of Adjusted EBITDA.
In addition to our results determined in accordance with GAAP, we believe the operating metrics below are useful as supplements in evaluating our ongoing operational performance and help provide an enhanced understanding of our business.

	Year Ended December 31,
	2016	2015	2014	2013	2012

	(unaudited; in millions, except ARPU)
Total bookings	$2,155.5	$1,914.2	$1,675.2	$1,397.9	$1,249.6
Total customers at period end	14,740	13,774	12,709	11,584	10,236
Average revenue per user	$130	$121	$114	$104	$93
Total bookings. Total bookings represents cash receipts from the sale of products to customers in a given period adjusted for products where we recognize revenue on a net basis and without giving effect to certain adjustments, primarily net refunds granted in the period. Total bookings provides valuable insight into the sales of our products and the performance of our business since we typically collect payment at the time of sale and recognize revenue ratably over the term of our customer contracts. We report total bookings without giving effect to refunds granted in the period because refunds often occur in periods different from the period of sale for reasons unrelated to the marketing efforts leading to the initial sale. Accordingly, by excluding net refunds, we believe total bookings reflects the effectiveness of our sales efforts in a given period.
Total customers. We define a customer as an individual or entity, as of the end of a period, having an account with one or more paid product subscriptions. A single user may be counted as a customer more than once if the user maintains paid subscriptions in multiple accounts. Total customers is an indicator of the scale of our business and is a critical factor in our ability to increase our revenue base.
Average revenue per user (ARPU). We calculate ARPU as total revenue during the preceding 12 month period divided by the average of the number of total customers at the beginning and end of the period. ARPU provides insight into our ability to sell additional products to customers, though the impact to date has been muted due to our continued growth in total customers. The impact of purchase accounting adjustments makes comparisons of ARPU among historical periods less meaningful.

Reconciliation of Bookings
The following table reconciles total bookings to total revenue, its most directly comparable GAAP financial measure.

	Year Ended December 31,
	2016	2015	2014	2013	2012

Total bookings:	(unaudited; in millions)
Total revenue	$1,847.9	$1,607.3	$1,387.3	$1,130.8	$910.9
Change in deferred revenue (1)	163.5	165.9	166.4	169.1	252.4
Net refunds	141.9	137.8	116.2	96.1	80.3
Other	2.2	3.2	5.3	1.9	6.0
Total bookings	$2,155.5	$1,914.2	$1,675.2	$1,397.9	$1,249.6

(1)	Change in deferred revenue also includes the impact of realized gains or losses from the hedging of bookings in foreign currencies.

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
(Throughout this discussion and analysis, dollars are in millions, excluding ARPU or unless otherwise noted.)
Overview
We are the global market leader in domain name registration. Securing a domain is a necessary first step to creating a digital identity and our domain products often serve as the starting point in our customer relationships. As of December 31, 2016, approximately 93% of our customers had purchased a domain from us and we had approximately 63.5 million domains under management. According to VeriSign's Domain Name Industry Brief, we had 19% of the world's domains registered as of June 30, 2016.
We also offer hosting, presence and business applications products and services enhancing our value proposition to our customers by enabling them to create, manage and syndicate their, or their customers', digital identities. While these products are often purchased in conjunction with, or subsequent to, an initial domain registration, they are also frequently the starting points in our customer relationships. As we have grown, our hosting, presence and business applications products have become increasingly important parts of our business, constituting 50% of total revenue in 2016.
Financial Highlights
Below are our key financial highlights for the year ended December 31, 2016. All comparisons are to the year ended December 31, 2015.

•	Total revenue of $1,847.9 million, an increase of 15.0%, or approximately 16.7% on a constant currency basis(1).

•	International revenue of $497.8 million, an increase of 20.0%, or approximately 26.5% on a constant currency basis(1).

•	Total bookings(2) of $2,155.5 million, an increase of 12.6%, or approximately 13.8% on a constant currency basis(1).

•	Total customers increased 7.0% to 14.7 million.

•	ARPU increased 6.8% to $130.

•	Cash and cash equivalents were $566.1 million.

•	Net cash provided by operating activities was $386.5 million.

•	Capital expenditures were $61.5 million.
(1) Discussion of constant currency is set forth in "Quantitative and Qualitative Disclosures about Market Risk."
(2) A reconciliation of total bookings to total revenue, its most directly comparable GAAP financial measure, is set forth in "Selected Financial Data—Reconciliation of Bookings."

Our Financial Model
We have developed a stable and predictable business model driven by efficient customer acquisition, high customer retention rates and increasing lifetime spend. We grew our total customers from 12.7 million as of December 31, 2014 to 14.7 million as of December 31, 2016, primarily through a combination of brand advertising, direct marketing efforts and customer referrals. In each of the five years ended December 31, 2016, our customer retention rate exceeded 85% and our retention rate for customers who had been with us for over three years was approximately 90%. We believe the breadth and depth of our product offerings and the high quality and responsiveness of our Customer Care team build strong relationships with our customers and are key to our high level of customer retention.
We generate bookings and revenue from sales of product subscriptions, including domain products, hosting and presence offerings and business applications, as described below. We offer our product subscriptions on a variety of terms, which are typically one year, but can range from monthly terms to multi-annual terms of up to ten years depending on the product. We monitor total bookings as we typically collect payment at the time of sale and recognize revenue ratably over the term of our customer contracts. Accordingly, we believe total bookings is an indicator of the expected growth in our revenue and the operating performance of our business. See "Selected Financial Data—Reconciliation of Bookings" for a reconciliation of total revenue to total bookings.
Domains. We generated 50% of our 2016 total revenue from the sale of domain products, primarily from domain name registrations and renewals, domain add-ons such as privacy and aftermarket sales. Total revenue from domains products grew at a CAGR of 11.4% over the three years ended December 31, 2016.
Hosting and Presence. We generated 37% of our 2016 total revenue from the sale of hosting and presence products, primarily from a variety of web-hosting offerings, website builder products, SSL certificates and e-commerce products. These products generally have higher margins than conventional domain sales. Total revenue from hosting and presence products grew at a CAGR of 21.3% over the three years ended December 31, 2016.
Business Applications. We generated 13% of our 2016 total revenue from the sale of business applications products, primarily from productivity tools such as domain-specific email accounts, which generally also have higher margins than conventional domain sales. Total revenue from business applications products grew at a CAGR of 45.4% over the three years ended December 31, 2016.
Total revenue derived from each of our product categories have increased in each of the last three years ended December 31, 2016, with our hosting, presence and business applications products growing faster in recent periods. This mix shift has favorably impacted our margins.
In each of the five years ended December 31, 2016, greater than 90% of our total revenue, excluding the impact of purchase accounting, was generated by customers who were also customers in the prior year. To track our growth and the stability of our customer base, we monitor, among other things, revenue, retention rates and ARPU generated by our annual customer cohorts over time, as well as corresponding marketing and advertising spend. We define an annual customer cohort to include each customer who first became a customer during a calendar year. For example, in calendar year 2010, we acquired 2.3 million customers, who we collectively refer to as our 2010 cohort. During the same time period, we spent $94 million in marketing and advertising expenses. By the end of 2016, the 2010 cohort had generated an aggregate of $1,104 million of total bookings, and we expect this cohort will continue to generate bookings and revenue in the future. For the five years ended December 31, 2016, the average bookings retention rate of the 2010 cohort was approximately 94%. Over this period, ARPU, excluding the impact of purchase accounting, for the 2010 cohort grew from $91 in 2012 to $154 in 2016, representing a CAGR of 14%. We selected the 2010 cohort for this analysis because we believe the 2010 cohort is representative of the spending patterns and revenue impact of our other cohorts. We believe our cohort analysis is important to illustrate the long-term value of our customers.

Key Metrics
As described in "Selected Financial Data," we monitor the following key metrics to help us evaluate our business and assess operational performance. These metrics are supplemental to our GAAP results. A reconciliation of total bookings to total revenue, its most directly comparable GAAP financial measure, is set forth in "Selected Financial Data—Reconciliation of Bookings." In addition to our results determined in accordance with GAAP, we believe the following operational measures are useful in evaluating our business:

	Year Ended December 31,
	2016	2015	2014

	(unaudited; customers in thousands)
Total bookings	$2,155.5	$1,914.2	$1,675.2
Total customers at period end	14,740	13,774	12,709
Average revenue per user	$130	$121	$114
Total bookings. Total bookings increased 12.6% from $1,914.2 million in 2015 to $2,155.5 million in 2016. This increase was primarily driven by an 7.0% increase in total customers since December 31, 2015, a 3.1% increase in domains under management over the same period, continued increases in aftermarket domain sales, broadened customer adoption of non-domains products and a higher growth rate associated with our increased international presence, partially offset by the impact of adverse movements in foreign currency exchange rates.
Total bookings increased 14.3% from $1,675.2 million in 2014 to $1,914.2 million million in 2015. This increase was primarily driven by an 8.4% increase in total customers since December 31, 2014, a 4.6% increase in domains under management over the same period, broadened customer adoption of non-domains products and a higher growth rate associated with our increased international presence, partially offset by the impact of adverse movements in foreign currency exchange rates.
Total customers. As of December 31, 2016, 2015 and 2014, we had 14,740, 13,774 and 12,709 total customers, respectively. Our customer growth primarily resulted from our increased international presence, our ongoing marketing and advertising initiatives and our enhanced and expanded product offerings.
Average revenue per user. ARPU increased 6.8% from $121 in 2015 to $130 in 2016 and increased 6.3% from $114 in 2014 to $121 in 2015, primarily due to broadened customer adoption of our products resulting in increased customer spend, revenue from acquired businesses and, to a lesser extent, the reduced impact of purchase accounting adjustments, partially offset by the impact of adverse movements in foreign currency exchange rates.

Results of Operations
The following table sets forth our consolidated results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2016		2015		2014
	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue
Revenue:
Domains	$927.8	50.2%	$840.8	52.3%	$763.3	55.0%
Hosting and presence	678.7	36.7%	592.0	36.8%	507.9	36.6%
Business applications	241.4	13.1%	174.5	10.9%	116.1	8.4%
Total revenue	1,847.9	100.0%	1,607.3	100.0%	1,387.3	100.0%
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	657.8	35.6%	565.9	35.2%	518.4	37.4%
Technology and development	287.8	15.5%	270.2	16.8%	250.8	18.1%
Marketing and advertising	228.8	12.4%	202.2	12.6%	164.7	11.9%
Customer care	242.1	13.1%	221.5	13.8%	190.5	13.7%
General and administrative	221.2	12.0%	219.7	13.7%	172.0	12.4%
Depreciation and amortization	160.1	8.7%	158.8	9.9%	152.8	11.0%
Total costs and operating expenses	1,797.8	97.3%	1,638.3	102.0%	1,449.2	104.5%
Operating income (loss)	50.1	2.7%	(31.0)	(2.0)%	(61.9)	(4.5)%
Interest expense	(57.2)	(3.1)%	(69.2)	(4.3)%	(85.0)	(6.1)%
Loss on debt extinguishment	—	—%	(21.4)	(1.3)%	—	—%
Tax receivable agreements liability adjustment	(12.5)	(0.7)%	—	—%	—	—%
Other income (expense), net	(1.9)	(0.1)%	1.0	0.1%	0.8	0.1%
Loss before income taxes	(21.5)	(1.2)%	(120.6)	(7.5)%	(146.1)	(10.5)%
(Provision) benefit for income taxes	(0.4)	—%	0.2	—%	2.8	0.2%
Net loss	(21.9)	(1.2)%	(120.4)	(7.5)%	(143.3)	(10.3)%
Less: net loss attributable to non-controlling interests	(5.4)	(0.3)%	(44.8)	(2.8)%	—	—%
Net loss attributable to GoDaddy Inc.	$(16.5)	(0.9)%	$(75.6)	(4.7)%	$(143.3)	(10.3)%
Comparison of Years Ended December 31, 2016, 2015 and 2014
Revenue
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
Hosting and presence revenue primarily consists of revenue from the sale of subscriptions for our website hosting products, website building products and services, online visibility products, security products and an online store.

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
The following table presents our revenue during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,			2016 to 2015		2015 to 2014
	2016	2015	2014	$ change	% change	$ change	% change
Domains	$927.8	$840.8	$763.3	$87.0	10%	$77.5	10%
Hosting and presence	678.7	592.0	507.9	86.7	15%	84.1	17%
Business applications	241.4	174.5	116.1	66.9	38%	58.4	50%
Total revenue	$1,847.9	$1,607.3	$1,387.3	$240.6	15%	$220.0	16%
2016 compared to 2015
Total revenue increased $240.6 million, or 15.0%, from $1,607.3 million in 2015 to $1,847.9 million in 2016. The increase was primarily driven by growth in total customers and ARPU, as well as revenue from acquired businesses. Total customers increased 0.9 million, or 7.0%, from 13.8 million as of December 31, 2015 to 14.7 million as of December 31, 2016. The increase in customers impacted each of our revenue lines, as the additional customers purchased subscriptions across our product portfolio.
Domains. Domains revenue increased $87.0 million, or 10.3%, from $840.8 million in 2015 to $927.8 million in 2016. This increase was primarily attributable to the 3.1% increase in domains under management from 61.6 million as of December 31, 2015 to 63.5 million as of December 31, 2016 driven by our international growth and strong renewals. Increased aftermarket domain sales driven by our recent domain portfolio acquisitions also contributed to the revenue increase.
Hosting and presence. Hosting and presence revenue increased $86.7 million, or 14.6%, from $592.0 million in 2015 to $678.7 million in 2016. The increase was primarily attributable to a $54.0 million increase in revenue from our website hosting and website building products and services and a $26.8 million increase in revenue from sales of our security products.
Business applications. Business applications revenue increased $66.9 million, or 38.3%, from $174.5 million in 2015 to $241.4 million in 2016. These increases were primarily driven by increased customer adoption of our expanded email and productivity solutions.
2015 compared to 2014
Total revenue increased $220.0 million, or 15.9%, from $1,387.3 million in 2014 to $1,607.3 million in 2015. The increase was primarily driven by growth in total customers and ARPU. Total customers increased 1.1 million, or 8.4%, from 12.7 million as of December 31, 2014 to 13.8 million as of December 31, 2015. The increase in customers impacted each of our revenue lines, as the additional customers purchased subscriptions across our product portfolio.
Domains. Domains revenue increased $77.5 million, or 10.2%, from $763.3 million in 2014 to $840.8 million in 2015. The increase was primarily attributable to a $54.6 million increase in revenue from domain registrations and renewals and a $19.6 million increase in revenue from aftermarket domain sales. Domains under management increased 4.6%, from 58.9 million as of December 31, 2014 to 61.6 million as of December 31, 2015.
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
Costs and Operating Expenses
Cost of revenue
Costs of revenue are the direct costs we incur in connection with selling an incremental product to our customers. Substantially all cost of revenue relates to domain registration fees paid to the various domain registries, payment processing fees, third-party commissions and licensing fees for third-party productivity applications. Similar to our billing practices, we pay domain costs at the time of purchase for the life of each subscription, but recognize the costs of service ratably over the term of our customer contracts. The terms of registry pricing are established by agreements between registries and registrars, and can vary significantly depending on the TLD. We expect cost of revenue to increase in absolute dollars in future periods as we expand our domains business, increase our sales of third-party productivity applications, increase our customer base and expand our international presence. Cost of revenue may increase or decrease as a percentage of total revenue, depending on the mix of products sold in a particular period and the sales and marketing channels used.

	Year Ended December 31,			2016 to 2015		2015 to 2014
	2016	2015	2014	$ change	% change	$ change	% change
Cost of revenue	$657.8	$565.9	$518.4	$91.9	16%	$47.5	9%
2016 compared to 2015. Cost of revenue increased $91.9 million, or 16.2%, from $565.9 million in 2015 to $657.8 million in 2016. This increase was primarily attributable to increased domain costs driven by the 3.1% increase in domains under management, higher registration costs associated with many new gTLDs and increased aftermarket domain sales, a $22.8 million increase in software licensing fees primarily related to increased sales of email and productivity solutions, increased third-party commissions driven by increased aftermarket domain sales as well as increased payment processing fees due to the overall bookings increase.
2015 compared to 2014. Cost of revenue increased $47.5 million, or 9.2%, from $518.4 million in 2014 to $565.9 million in 2015. This increase was primarily attributable to increased domain costs driven by the 4.6% increase in domains under management and higher costs associated with many new gTLD registrations, a $12.1 million increase in software licensing fees primarily related to increased sales of our email and productivity solutions and increased payment processing fees due to the overall bookings increase.
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

	Year Ended December 31,			2016 to 2015		2015 to 2014
	2016	2015	2014	$ change	% change	$ change	% change
Technology and development	$287.8	$270.2	$250.8	$17.6	7%	$19.4	8%
2016 compared to 2015. Technology and development expenses increased $17.6 million, or 6.5%, from $270.2 million in 2015 to $287.8 million in 2016. This increase was primarily attributable to increased compensation-related costs driven by increased average headcount associated with the continued growth of our business.

2015 compared to 2014. Technology and development expenses increased $19.4 million, or 7.7%, from $250.8 million in 2014 to $270.2 million in 2015. The increase was primarily attributable to increased compensation-related costs, including a $7.8 million increase in equity-based compensation, increased data center rent related to the continued growth of our business and increased technology-related professional fees to support our internal development team and expedite delivery of product enhancements to our customers.
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

	Year Ended December 31,			2016 to 2015		2015 to 2014
	2016	2015	2014	$ change	% change	$ change	% change
Marketing and advertising	$228.8	$202.2	$164.7	$26.6	13%	$37.5	23%
2016 compared to 2015. Marketing and advertising expenses increased $26.6 million, or 13.2%, from $202.2 million in 2015 to $228.8 million in 2016. The increase was primarily attributable to increased discretionary advertising spend driven by our international growth and new product launches.
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

	Year Ended December 31,			2016 to 2015		2015 to 2014
	2016	2015	2014	$ change	% change	$ change	% change
Customer care	$242.1	$221.5	$190.5	$20.6	9%	$31.0	16%
2016 compared to 2015. Customer care expenses increased $20.6 million, or 9.3%, from $221.5 million in 2015 to $242.1 million in 2016. The increase was primarily due to increased compensation-related costs associated with the continued growth of our business as well as increased costs associated with the continued expansion of our international third-party Customer Care locations.
2015 compared to 2014. Customer care expenses increased $31.0 million, or 16.3%, from $190.5 million in 2014 to $221.5 million in 2015. The increase was primarily due to increased compensation-related costs, primarily driven by increased average headcount, as well as incremental costs associated with the continued expansion of our international third-party Customer Care locations.
General and administrative
General and administrative expenses primarily consist of personnel costs for our administrative functions, professional service fees, office rent for all locations, all employee travel expenses, acquisition-related expenses, sponsor-based costs and other general costs. We expect general and administrative expenses to increase in absolute dollars in the future as a result of our overall growth, increased personnel costs and public company expenses.

In 2015, general and administrative expenses include $29.7 million of additional expenses related to certain payments made following the completion of the IPO, including $26.7 million paid to the Sponsors in connection with the termination of the transaction and monitoring fee agreement and $3.0 million paid to Bob Parsons in connection with the termination of the executive chairman services agreement. Following these payments, we were no longer obligated to make future payments under either of these agreements.

	Year Ended December 31,			2016 to 2015		2015 to 2014
	2016	2015	2014	$ change	% change	$ change	% change
General and administrative	$221.2	$219.7	$172.0	$1.5	1%	$47.7	28%
2016 compared to 2015. General and administrative expenses increased $1.5 million, or 0.7%, from $219.7 million in 2015 to $221.2 million in 2016. Excluding the termination payments discussed above, general and administrative expenses increased $31.2 million, or 16.4%, from $190.0 million in 2015 to $221.2 million in 2016. This increase was primarily due to increased compensation-related costs (including $8.4 million of equity-based compensation expense) driven by increased average headcount associated with the continued growth of our business as well as a $9.9 million increase in acquisition-related expenses.
2015 compared to 2014. General and administrative expenses increased $47.7 million, or 27.7%, from $172.0 million in 2014 to $219.7 million in 2015. Excluding the termination payments discussed above, general and administrative expenses increased $18.0 million, or 10.5%, from $172.0 million in 2014 to $190.0 million in 2015, primarily due to an $11.3 million increase in legal and professional fees resulting from the resolution of outstanding claims as well as increased compensation-related costs driven by increased average headcount.
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

	Year Ended December 31,			2016 to 2015		2015 to 2014
	2016	2015	2014	$ change	% change	$ change	% change
Depreciation and amortization	$160.1	$158.8	$152.8	$1.3	1%	$6.0	4%
There were no material changes in depreciation and amortization expense.
Interest expense

	Year Ended December 31,			2016 to 2015		2015 to 2014
	2016	2015	2014	$ change	% change	$ change	% change
Interest expense	$57.2	$69.2	$85.0	$(12.0)	(17)%	$(15.8)	(19)%
Interest expense decreased $12.0 million, or 17.3%, from $69.2 million in 2015 to $57.2 million in 2016, and decreased $15.8 million, or 18.6%, from $85.0 million in 2014 to $69.2 million in 2015, primarily driven by interest savings resulting from our repayment of the $300.0 million senior note to YAM in April 2015.
Loss on debt extinguishment
In April 2015, we recognized a $21.4 million loss on debt extinguishment as a result of the repayment of the senior note to YAM, which consisted of a prepayment premium of $13.5 million and the write-off of $7.1 million of unamortized original issue discount and $0.8 million of deferred debt issuance costs.

Liquidity and Capital Resources
Overview
Other than the receipt of proceeds from our IPO in April 2015, our principal sources of liquidity have been cash flow generated from operations, long-term debt borrowings and stock option exercises. Our principal uses of cash have been to fund operations, acquisitions and capital expenditures, as well as make distributions to holders of LLC Units, interest payments and mandatory principal payments on our long-term debt.
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
Agreement to Acquire HEG
On December 5, 2016, we entered into an agreement to purchase all shares in HEG and certain loan notes issued by Host Europe Finance Co. Limited. Pursuant to the terms of the purchase agreement and subject to the conditions therein, on the closing date, we will purchase all of the outstanding shares of HEG and the related loan notes for approximately EUR 1.69 billion, including approximately EUR 605 million paid to the selling shareholders and approximately EUR 1.08 billion in assumed net debt, subject to certain specified adjustments.
We expect to complete the acquisition of HEG in the second quarter of 2017. Consummation of the transaction is subject to certain customary closing conditions, including obtaining all required regulatory approvals. The purchase agreement may be terminated at any time prior to the closing date by mutual written consent of the parties, and under certain other conditions, including in the event the transaction is not consummated by December 5, 2017.
We intend to finance the acquisition using the Acquisition Term Loan discussed below and an asset sale bridge facility of up to EUR 500 million. We have received a lender commitment letter for the bridge facility, which is subject to customary conditions, including the consummation of the transaction, the accuracy of certain specified representations, the absence of a Company Material Adverse Effect (as defined in the purchase agreement) with respect to HEG, and other customary conditions. Terms of the bridge facility have not yet been finalized.
Credit Facility
As of December 31, 2016, our Credit Facility consisted of the $1,100.0 million Term Loan maturing on May 13, 2021 and the available $150.0 million Revolving Credit Loan maturing on May 13, 2019, as described in Note 9 to our consolidated financial statements.
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
The Credit Facility contains covenants restricting, among other things, our ability, or the ability of our subsidiaries, to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes including mergers and consolidations, sell assets, make restricted payments including dividends, distributions and investments, prepay junior indebtedness, make certain intercompany distributions and engage in operations other than in connection with acting as a holding company, subject to customary exceptions. The Revolving Credit Loan also contains a financial covenant requiring us to maintain a maximum net leverage ratio of 7.25:1.00 at all times our usage exceeds 30.0% of the maximum capacity. The net leverage ratio is calculated as the ratio of first lien secured debt less cash and cash equivalents to consolidated EBITDA (as defined in the Credit Facility). As of December 31, 2016, we were in compliance with all such covenants and we had no amounts drawn on the Revolving Credit Loan.
Credit Facility Refinancing
On February 15, 2017, we refinanced the Credit Facility to provide for: i) a $1,072.5 million seven-year term loan, ii) a second contingent $1,425.0 million tranche, which is intended to provide a portion of the financing for our proposed acquisition of HEG, and iii) a $150.0 million five-year revolving credit facility, which will increase to $200.0 million upon the closing of our acquisition of HEG. See note 18 to our consolidated financial statements for additional information.
Tax Receivable Agreements
As described in "Critical Accounting Policies and Estimates—Payable to Related Parties Pursuant to the TRAs," we are a party to five TRAs.
As of December 31, 2015, our liability under the TRAs was $151.6 million. During 2016, we increased this liability through 1) a $38.5 million reduction of additional paid-in capital resulting from the completion of the April 2016 secondary offering in which certain Desert Newco owners exchanged an aggregate of 10,382 LLC Units (together with the corresponding shares of Class B common stock) for an equivalent number of shares of our Class A common stock and 2) a $12.5 million charge to our consolidated statement of operations, which was primarily due to: i) an increase in our ownership of Desert Newco, ii) the finalization of Desert Newco's 2015 taxable income allocated to us and iii) changes in estimated 2016 taxable income. As of December 31, 2016, the liability under the TRAs was $202.6 million, representing approximately 85% of the calculated tax savings based on the portion of the original basis adjustments (OBAs) we anticipate being able to utilize in future years.
We have determined it is more-likely-than-not we will be unable to utilize all of our DTAs subject to the TRAs; therefore, we have not recorded a liability under the TRAs related to the tax savings we may realize from the utilization of NOL carryforwards and the amortization related to basis adjustments under Code Section 754 created by exchanges of LLC Units. If utilization of these DTAs becomes more-likely-than-not in the future, at such time, we will record liabilities under the TRAs of up to an additional $169.8 million as a result of basis adjustments under Code Section 754 and up to an additional $148.0 million related to NOL and credit carryforwards, which will be recorded through charges to our consolidated statement of operations. However, if these tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRAs. In this scenario, the reduction of the liability under the TRAs would result in a benefit to our consolidated statement of operations.
We may record additional liabilities under the TRAs when LLC Units are exchanged in the future and as our estimates of the future utilization of the tax attributes, NOLs and other tax benefits change. We expect to make payments under the TRAs, to the extent they are required, within 150 days after our federal income tax return is filed for each fiscal year. Interest on such payments will begin to accrue from the due date (without extensions) of such tax return at a rate equal to the one year LIBOR plus 100 basis points. Under the TRAs, to avoid interest charges, we have the right, but not the obligation, to make TRA payments in advance of the date the payments are otherwise due. We currently do not expect to begin making payments related to the existing liability under the TRAs until 2018. See Note 13 to our consolidated financial statements for further discussion of this liability.
Because we are a holding company with no operations, we rely on Desert Newco to provide us with funds necessary to meet any financial obligations. If we do not have sufficient funds to pay TRA, tax or other liabilities or to fund our operations (as a result of Desert Newco's inability to make distributions to us due to various limitations and restrictions or as a result of the acceleration of our obligations under the TRAs), we may have to borrow funds and thus our liquidity and financial condition could be materially and adversely affected. To the extent we are unable to make payments under the TRAs for any reason, such payments will be deferred and will accrue interest at a rate equal to one year LIBOR plus 500 basis points until paid.
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
During 2016, Desert Newco paid total distributions to Desert Newco's owners of $18.4 million based on ownership as of the various payment dates as follows: $7.3 million to YAM, $4.1 million to SLP, $3.9 million to KKR, $2.2 million to TVC and $0.9 million to other Desert Newco owners. Distributions paid in 2015 and 2014 were not material.
As of December 31, 2016, we have accrued $10.0 million for estimated tax distributions to Desert Newco's owners, excluding us, which is included in accrued expenses and other current liabilities. Following the finalization of 2016 taxable income allocated to each Desert Newco owner, these distributions will be paid by April 2017 to the Sponsors, Bob Parsons and other Desert Newco owners based on their ownership as of the payment dates.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$386.5	$259.2	$180.6
Net cash used in investing activities	(183.4)	(144.4)	(107.3)
Net cash provided by (used in) financing activities	15.1	94.4	(29.7)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.2)	—
Net increase in cash and cash equivalents	$218.1	$209.0	$43.6
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
Net cash provided by operating activities increased $127.3 million from $259.2 million during 2015 to $386.5 million during 2016, driven by an $81.1 million improvement in our operating income (loss) and a $12.6 million reduction in interest payments primarily resulting from the repayment of a senior note to YAM in April 2015.
Net cash provided by operating activities increased $78.6 million from $180.6 million during 2014 to $259.2 million during 2015, which includes $29.7 million of payments made in connection with the termination of certain agreements with the Sponsors and Bob Parsons following the completion of the IPO. This increase was primarily due to a $30.9 million improvement in our operating loss, a $16.3 million decrease in interest payments resulting from the repayment of debt following the IPO and the payment in 2014 of $17.2 million for prior period sales taxes.

Investing Activities
Our investing activities primarily consist of strategic business acquisitions and purchases of property and equipment related to growth in our data centers and to support the overall growth of our business and our increased international presence. We expect our investing cash flows to be affected by the timing of payments we make for capital expenditures and the strategic acquisition or other growth opportunities we decide to pursue.
Net cash used in investing activities increased $39.0 million from $144.4 million during 2015 to $183.4 million during 2016. This increase was primarily due to a $53.8 million increase in cash paid for business acquisitions and a $5.7 million increase in capital expenditures, partially offset by $23.5 million of intangible assets purchases in 2015.
Net cash used in investing activities increased $37.1 million from $107.3 million during 2014 to $144.4 million during 2015. This increase was primarily due to a $24.0 million increase in cash paid for business acquisitions and $23.5 million in purchases of intangible assets in 2015, partially offset by a $12.1 million decrease in capital expenditures.
Financing Activities
Excluding our IPO proceeds, our financing activities primarily consist of the receipt of proceeds from the issuance of long-term debt, the repayment of principal on long-term debt, stock option activity and the payment of tax distributions to holders of LLC Units.
Net cash provided by financing activities decreased $79.3 million from $94.4 million during 2015 to $15.1 million during 2016. This decrease was primarily due to the receipt of net IPO proceeds of $482.4 million in 2015 and an $18.0 million increase in tax distribution payments, partially offset by the repayment of long-term debt of $375.0 million in 2015, the payment of debt extinguishment fees of $13.5 million in 2015 and a $35.8 million increase in proceeds received from stock option and warrant exercises and our employee stock purchase plan.
Net cash from financing activities increased $124.1 million from $29.7 million used in financing activities during 2014 to $94.4 million provided by financing activities during 2015. This increase was primarily due to the receipt of net IPO proceeds of $482.4 million in 2015 and distributions of $349.0 million paid to Desert Newco's unit and option holders in 2014, partially offset by additional repayments of long-term debt of $378.4 million (primarily from debt repayments made with our IPO proceeds) and long-term debt borrowings of $338.8 million in 2014.
Deferred Revenue
Deferred revenue consists of sales of our products not yet recognized as revenue at the end of a period. Our deferred revenue as of December 31, 2016 was $1,576.2 million, and is expected to be recognized as revenue as follows:

	2017	2018	2019	2020	2021	Thereafter	Total
Domains	$531.2	$153.6	$65.9	$39.1	$22.1	$30.4	$842.3
Hosting and presence	370.8	104.5	38.5	11.1	4.6	4.7	534.2
Business applications	141.5	36.2	13.7	4.6	2.0	1.7	199.7
	$1,043.5	$294.3	$118.1	$54.8	$28.7	$36.8	$1,576.2

Contractual Obligations
The following table summarizes our material contractual obligations and commitments as of December 31, 2016:

	Payments due by period
	1 year	2-3 years	4-5 years	5+ years
Long-term debt, including current maturities(1)	$11.0	$22.0	$1,039.5	$—
Interest on long-term debt(2)	46.2	90.6	60.9	—
Lease financing obligation(3)	3.2	6.4	7.0	12.2
Operating leases(4)	28.6	32.0	9.4	14.9
Capital leases(5)	6.8	4.2	—	—
Service agreements(6)	9.7	6.6	1.4	—
TRA payments(7)	—	37.5	38.0	127.1
Tax distributions to Desert Newco's owners(8)	10.0	(8)	(8)	(8)

(1)	See Note 9 to our consolidated financial statements for information regarding the terms of our long-term debt agreements.

(2)	Interest on long-term debt excludes the amortization of deferred debt issuance costs and original issue discounts.

(3)	See Note 10 to our consolidated financial statements for information regarding the terms of our lease financing obligation.

(4)	We lease office space, data center space (including commitments for specified levels of power) and vehicles under operating leases expiring at various dates through September 2026.

(5)	We lease certain computer equipment and software under capital leases. The lease payments above include the amounts representing interest.

(6)	We have long-term agreements with certain vendors to provide for software and equipment maintenance, specified levels of bandwidth and other services.

(7)
Reflects the estimated timing of TRA payments as of December 31, 2016. Such payments could be due later than estimated depending on the timing of our use of the underlying tax attributes. As of December 31, 2016, we have recorded a liability of $202.6 million payable to the related parties under the TRAs, reflecting limitations on the use of the favorable tax attributes due to limitations of taxable income. The estimated amounts payable under the TRAs do not consider any future exchanges of LLC Units. Such future exchanges will have a material impact on our liability under the TRAs. See "Risk Factors-Risks Related to Our Company and Our Organizational Structure" and Note 13 to our audited consolidated financial statements for additional information regarding our liability under the TRAs.

(8)
Tax distributions are required under the terms of the New LLC Agreement. As of December 31, 2016, we have accrued $10.0 million for estimated tax distributions to Desert Newco's owners, excluding us. Following the finalization of 2016 taxable income allocated to each Desert Newco owner, these distributions will be paid by April 2017 to the Sponsors, Bob Parsons and other Desert Newco owners based on their ownership as of the payment dates. Tax distributions beyond 2016 have not been presented due to the uncertainty of whether or not such distributions will be required and significant variability in the factors impacting the amounts we will be required to pay in those future periods. See Note 16 to our audited consolidated financial statements for additional information regarding tax distributions.

Off-Balance Sheet Arrangements
As of December 31, 2016 and 2015, we had no off-balance sheet arrangements that had, or which are reasonably likely to have, a material effect on our consolidated financial statements.
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

We commence revenue recognition when all of the following conditions are satisfied:

•	there is persuasive evidence of an arrangement;

•	the service has been or is being provided to the customer;

•	the collection of the fees is reasonably assured; and

•	the amount of fees to be paid by the customer is fixed or determinable.
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
We maintain a reserve to provide for refunds granted to customers. Our reserve is an estimate based on historical refund experience. Refunds reduce deferred revenue at the time they are granted and result in a reduced amount of revenue recognized over the contract term of the applicable product compared to the amount originally expected. Our annual refund rate has ranged from 6.6% to 7.2% of total bookings from 2014 to 2016.
See Notes 2 and 7 to our consolidated financial statements for additional information regarding revenue recognition and deferred revenue.
Equity-Based Compensation
Our equity-based awards are comprised of options and restricted stock units (RSUs) and are accounted for using the fair value method. We grant options at exercise prices equal to the fair market value of our Class A common stock as reported on the NYSE on the date of grant. We measure and recognize compensation expense for equity-based awards made to employees and directors based on the grant date fair values of the awards. RSUs are measured based on the fair market value of the underlying common stock on the date of grant. For options with service or performance-based vesting conditions, the grant date fair value is estimated using the Black-Scholes option-pricing model, which requires management to make assumptions and apply judgment in determining the grant date fair value.
The most significant assumptions and judgments include estimating the expected option term, the expected volatility of our Class A common stock and the risk-free interest rates. The assumptions used in our option pricing model represent management's best estimates. If factors change and different assumptions are used, our equity-based compensation expense could be materially different in the future.

In addition to the above assumptions, we also estimate a forfeiture rate for our awards, which is based on an analysis of historical forfeitures. We will continue to evaluate the appropriateness of the forfeiture rate based on our actual forfeiture experience, analysis of employee turnover and other factors. Changes in our estimated forfeiture rate can have a significant impact on our equity-based compensation expense since the cumulative effect of adjusting the forfeiture rate is recognized in the period in which the estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made resulting in a decrease to the equity-based compensation expense previously recognized. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made resulting in an increase to the equity-based compensation expense previously recognized.
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
Business Combinations
We include the results of operations of acquired businesses in our consolidated financial statements as of the respective dates of acquisition. Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date, with respect to tangible and intangible assets acquired and liabilities assumed and pre-acquisition contingencies. The purchase price of acquisitions, including estimates of the fair value of contingent consideration when applicable, is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values on the respective acquisition dates, with the excess recorded as goodwill. We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The estimates are inherently uncertain and subject to refinement. We continue to collect information and reevaluate these estimates and assumptions quarterly and record any adjustments to the preliminary estimates to goodwill provided we are within the measurement period. Contingent consideration is adjusted to fair value in subsequent periods as an increase or decrease in general and administrative expenses. Acquisition-related costs are expensed as incurred.
See Notes 2 and 3 to our consolidated financial statements for additional information regarding business combinations.
Goodwill and Indefinite-Lived Intangible Assets
We make estimates, assumptions and judgments when valuing goodwill and other intangible assets in connection with the initial purchase price allocations of acquired businesses, as well as when evaluating the recoverability of our goodwill and other intangible assets on an ongoing basis. We assess our goodwill and indefinite-lived intangible assets for impairment at least annually during the fourth quarter. We will also perform an assessment at other times if and when events or changes in circumstances indicate the carrying value of these assets may not be recoverable.
We first make a qualitative assessment of whether it is more-likely-than-not our single reporting unit's fair value is less than its carrying value to determine whether it is necessary to perform the two-step impairment test. The qualitative assessment includes considering various factors including macroeconomic conditions, industry and market conditions and our historical and projected operating results. We are only required to perform the two-step impairment test if our qualitative assessment determines our single reporting unit's fair value is not greater than its carrying value. We may elect to perform the two-step impairment test without considering such qualitative factors.
Our qualitative analyses during 2016, 2015 and 2014 did not indicate any impairment of our goodwill and indefinite-lived intangible assets, and accordingly, no impairment was recorded. As of December 31, 2016, we believe such assets are recoverable; however, there can be no assurances these assets will not be impaired in future periods. Any future impairment charges could adversely impact our consolidated results of operations.

See Notes 2 and 4 to our consolidated financial statements for additional information regarding goodwill and indefinite-lived intangible assets.
Income Taxes
We are subject to federal and state income taxes. In addition, we may be subject to taxes in the foreign jurisdictions in which we operate. We are a controlling member in Desert Newco, which has been, and will continue to be, treated as a partnership for U.S. income tax purposes. Under these provisions, Desert Newco is considered a pass-through entity and generally does not pay income taxes on its taxable income in most jurisdictions. Instead, Desert Newco's members, of which we are one, are liable for income taxes based on their taxable income. Desert Newco is liable for income taxes in certain foreign jurisdictions, in those states not recognizing its pass-through status and for certain subsidiaries not taxed as pass-through entities. We have acquired the outstanding stock of various entities taxed as corporations, which are now wholly-owned by us or our subsidiaries and are treated as a consolidated group for federal income tax purposes. Where required or allowed, these subsidiaries also file as a consolidated group for state income tax purposes.
We account for income taxes under the asset and liability method, which requires the recognition of DTAs and DTLs for the expected future tax consequences of events included in the financial statements. Under this method, we determine DTAs and DTLs on the basis of the differences between the financial statements and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in income in the period in which the enactment date occurs.
We recognize DTAs to the extent we believe these assets are more-likely-than-not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations.
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
Payable to Related Parties Pursuant to the TRAs
We are a party to five TRAs. Under four of these agreements, we are generally required to pay to certain pre-IPO owners approximately 85% of the amount of calculated tax savings, if any, we are deemed to realize (using the actual applicable federal income tax rate and an assumed combined state and local income tax rate) as a result of (1) any existing tax attributes associated with LLC Units acquired in the pre-IPO organizational transactions, the benefit of which is allocable to us as a result of such transactions (including the allocable share of Desert Newco's existing tax basis in its assets), (2) NOLs available as a result of the such transactions and (3) tax benefits related to imputed interest.
Under the fifth of these agreements, we are generally required to pay our other pre-IPO owners approximately 85% of the amount of the calculated tax savings, if any, we are deemed to realize (using the actual applicable federal income tax rate and an assumed combined state and local income tax rate) as a result of (1) any step-up in tax basis created as a result of exchanges of their LLC Units (together with the corresponding shares of Class B common stock) for shares of our Class A common stock, (2) any existing tax attributes associated with their LLC Units, the benefit of which is allocable to us as a result of such exchanges (including the allocable share of Desert Newco's existing tax basis in its assets), (3) tax benefits related to imputed interest and (4) payments under the TRA.
When LLC Units are exchanged, we receive certain tax attributes, including the OBAs created from the original acquisition of the LLC Units plus any anticipated basis adjustments. The OBAs entitle us to the depreciation and amortization previously allocable to the original owner of such units. The anticipated basis adjustments will increase, for tax purposes, our depreciation and amortization deductions. To the extent these deductions are used to reduce our taxable income, thereby resulting in actual tax savings, we will be required to pay the original owners approximately 85% of such savings, which is recorded as an additional liability under the TRAs. This increase in tax basis also creates additional DTAs and may also decrease gains, or increase losses, on future dispositions of certain assets to the extent tax basis is allocated to those assets.

For purposes of calculating the income tax savings we are deemed to realize under the TRAs, we will calculate the federal income tax savings using the actual applicable federal income tax rate and will calculate the state and local income tax savings using 5% for the assumed combined state and local tax rate, which represents an approximation of our combined state and local income tax rate, net of federal income tax benefits.
The term of the TRAs commenced upon the completion of our IPO and will continue until all such tax benefits have been utilized or expire, unless we exercise our rights to terminate the agreements or payments under the agreements are accelerated in the event we materially breach any of our material obligations under the agreements.
In the Investor Corp Mergers, we received certain tax attributes, including the OBAs and NOL carryforwards, from the Reorganization Parties, which entitle us to the depreciation and amortization previously allocable to the Reorganization Parties. These deductions are allowed prior to the utilization of any NOL or tax credit carryforwards against income taxes.
Based on current projections of taxable income, and before deduction of any specially allocated depreciation and amortization, we anticipate having enough taxable income to utilize a portion of these specially allocated deductions related to the OBAs. Accordingly, as of December 31, 2016 and 2015, our liability under the TRAs was $202.6 million and $151.6 million, respectively.
The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact the liability under the TRAs. If these additional depreciation and amortization deductions are greater than our taxable income, the excess deductions allocated to us will increase the amount of our NOL carryforwards. We have determined it is more-likely-than- not we will be unable to utilize all of our DTAs subject to the TRAs; therefore, we have not recorded a liability under the TRAs related to the tax savings we may realize from the utilization of NOL carryforwards and the amortization related to basis adjustments under Code Section 754 created by exchanges of LLC Units. If utilization of these DTAs becomes more-likely-than-not in the future, at such time, we will record liabilities under the TRAs of up to an additional $169.8 million as a result of basis adjustments under Code Section 754 and up to an additional $148.0 million related to the utilization of NOL and credit carryforwards, which will be recorded through charges to our consolidated statement of operations. However, if these tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRAs. In this scenario, the reduction of the liability under the TRAs would result in a benefit to our consolidated statement of operations.
See Notes 2 and 13 to our consolidated financial statements for additional information regarding the payable to related parties pursuant to the TRAs.
The TRAs are subject to a number of risks and uncertainties. For a description of these risks, see "Risk Factors—Risks Related to Our Company and Our Organizational Structure."
Indirect Taxes
We are subject to indirect taxation in some, but not all, of the various states and foreign jurisdictions in which we and our subsidiaries conduct business. Laws and regulations attempting to subject communications and commerce conducted over the Internet to various indirect taxes are becoming more prevalent, both in the U.S. and internationally, and may impose additional burdens on us in the future. Increased regulation could negatively affect our business directly, as well as the businesses of our customers. Taxing authorities may impose indirect taxes on the Internet-related revenue we generate based on regulations currently being applied to similar, but not directly comparable, industries. There are many transactions and calculations where the ultimate indirect tax determination is uncertain. In addition, domestic and international indirect taxation laws, or interpretations thereof, are subject to change. We may be audited in the future, which could result in changes to our indirect tax estimates. We continually evaluate those jurisdictions in which nexus exists, and believe we maintain adequate indirect tax accruals.
As of December 31, 2016, our accrual for estimated indirect tax liabilities was $6.1 million, reflecting our best estimate of the probable liability, based on an analysis of our business activities, revenues subject to indirect taxes and applicable regulations. Although we believe our indirect tax estimates and associated reserves are reasonable, the final determination of indirect tax audits and any related litigation could be materially different than the amounts established for indirect tax contingencies.
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
Foreign Currency Risk
A portion of our bookings, revenue and operating expenses is denominated in foreign currencies, which are subject to exchange rate fluctuations. Our most significant foreign currency exposures are the Euro, the British pound, the Indian rupee and the Canadian dollar. Our reported bookings, revenues and operating results may be impacted by fluctuations in foreign currency exchange rates. Fluctuations in foreign currency exchange rates may also cause us to recognize transaction gains and losses in our consolidated statement of operations; however, to date such amounts have not been material. As our international operations grow, our exposure to fluctuations in currency rates may increase, which may increase the costs associated with this growth. During 2016, our total bookings growth in constant currency would have been approximately 120 basis points higher and our total revenue growth would have been approximately 170 basis points higher. Constant currency is calculated by translating bookings and revenue for each month in the current period using the foreign currency exchange rate for the corresponding month in the prior period, excluding any hedging gains or losses realized during the period.
We utilize foreign exchange forward contracts to manage the volatility of our bookings and revenue related to foreign currency transactions. These forward contracts reduce, but do not eliminate, the impact of adverse currency exchange rate fluctuations. We designate these forward contracts as cash flow hedges for accounting purposes. Changes in the intrinsic value of these hedges are recorded as a component of accumulated other comprehensive income. Gains and losses, once realized, are recorded as a component of accumulated other comprehensive income and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. At December 31, 2016, we had no outstanding hedging contracts, and the realized gain included in accumulated other comprehensive income totaled $3.0 million. In January 2017, we entered into foreign exchange forward contracts having a total notional amount of $108.8 million.
Interest Rate Sensitivity
Interest rate risk reflects our exposure to movements in interest rates associated with our borrowings. Borrowings under the Credit Facility bear interest at a rate equal to, at our option, either (a) LIBOR (not less than 1.0% for the Term Loan only) plus 3.25% per annum or (b) 2.25% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%. Borrowings under the Term Loan were $1,072.5 million as of December 31, 2016. The effect of a hypothetical 10% change in interest rates would not have had a material impact on our interest expense.
On February 15, 2017, we refinanced the Credit Facility. See note 18 to our consolidated financial statements for additional information.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of GoDaddy Inc.
We have audited the accompanying consolidated balance sheets of GoDaddy Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders'/members equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GoDaddy Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GoDaddy Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Phoenix, Arizona
February 28, 2017

GoDaddy Inc.
Consolidated Balance Sheets
(In millions, except share amounts which are reflected in thousands and per share amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$566.1	$348.0
Short-term investments	6.6	4.5
Accounts and other receivables	8.0	4.8
Registry deposits	20.6	18.7
Prepaid domain name registry fees	307.0	292.6
Prepaid expenses and other current assets	24.5	25.3
Total current assets	932.8	693.9
Property and equipment, net	231.0	225.0
Prepaid domain name registry fees, net of current portion	172.1	163.7
Goodwill	1,718.4	1,663.4
Intangible assets, net	716.5	735.3
Other assets	11.1	12.1
Deferred tax assets	5.0	5.4
Total assets	$3,786.9	$3,498.8
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$61.7	$39.4
Accrued expenses and other current liabilities	143.0	127.0
Payable to related parties for tax distributions	10.0	5.3
Deferred revenue	1,043.5	937.7
Long-term debt	4.0	4.2
Total current liabilities	1,262.2	1,113.6
Deferred revenue, net of current portion	532.7	478.5
Long-term debt, net of current portion	1,035.7	1,039.8
Payable to related parties pursuant to tax receivable agreements	202.6	151.6
Other long-term liabilities	39.5	34.3
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value - 50,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value - 1,000,000 shares authorized; 88,558 and 67,083 shares issued and outstanding as of December 31, 2016 and 2015, respectively	0.1	0.1
Class B common stock, $0.001 par value - 500,000 shares authorized; 78,554 and 90,398 shares issued and outstanding as of December 31, 2016 and 2015, respectively	0.1	0.1
Additional paid-in capital	608.3	454.6
Accumulated deficit	(48.7)	(32.2)
Accumulated other comprehensive income	2.7	3.2
Total stockholders' equity attributable to GoDaddy Inc.	562.5	425.8
Non-controlling interests	151.7	255.2
Total stockholders' equity	714.2	681.0
Total liabilities and stockholders' equity	$3,786.9	$3,498.8

See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Operations
(In millions, except share amounts which are reflected in thousands and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenue:
Domains	$927.8	$840.8	$763.3
Hosting and presence	678.7	592.0	507.9
Business applications	241.4	174.5	116.1
Total revenue	1,847.9	1,607.3	1,387.3
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	657.8	565.9	518.4
Technology and development	287.8	270.2	250.8
Marketing and advertising	228.8	202.2	164.7
Customer care	242.1	221.5	190.5
General and administrative	221.2	219.7	172.0
Depreciation and amortization	160.1	158.8	152.8
Total costs and operating expenses	1,797.8	1,638.3	1,449.2
Operating income (loss)	50.1	(31.0)	(61.9)
Interest expense	(57.2)	(69.2)	(85.0)
Loss on debt extinguishment	—	(21.4)	—
Tax receivable agreements liability adjustment	(12.5)	—	—
Other income (expense), net	(1.9)	1.0	0.8
Loss before income taxes	(21.5)	(120.6)	(146.1)
(Provision) benefit for income taxes	(0.4)	0.2	2.8
Net loss	(21.9)	(120.4)	(143.3)
Less: net loss attributable to non-controlling interests	(5.4)	(44.8)	—
Net loss attributable to GoDaddy Inc.	$(16.5)	$(75.6)	$(143.3)
Net loss per share of Class A common stock—basic and diluted(2)	$(0.21)	$(0.81)	$(1.11)
Weighted-average shares of Class A common stock outstanding—basic and diluted(2)	79,835	58,676	38,826
___________________________ (1) Costs and operating expenses include equity-based compensation expense as follows:
Technology and development	$23.2	$18.2	$10.4
Marketing and advertising	8.1	6.1	6.1
Customer care	3.9	2.9	0.8
General and administrative	21.6	13.2	12.8

(2) Amounts for periods prior to our April 1, 2015 initial public offering have been retrospectively adjusted to give effect to the organizational transactions described in Note 1. The prior period amounts do not consider the 26,000 shares of Class A common stock sold in our initial public offering. See Note 14.

See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Stockholders'/Members' Equity
(In millions, except share amounts which are reflected in thousands)

	Members' Equity	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
Balance at December 31, 2013	$812.5	—	$—	—	$—	$—	$—	$—	$—	$—
Net loss	(143.3)	—	—	—	—	—	—	—	—	—
Equity-based compensation expense	30.1	—	—	—	—	—	—	—	—	—
Distributions to unit and option holders	(349.6)	—	—	—	—	—	—	—	—	—
Change in value of redeemable units	(16.9)	—	—	—	—	—	—	—	—	—
Reclassification of redeemable units to members' interest	75.2	—	—	—	—	—	—	—	—	—
Other	2.4	—	—	—	—	—	—	—	—	—
Balance at December 31, 2014	410.4	—	—	—	—	—	—	—	—	—
Net loss	(43.4)	—	—	—	—	—	(32.2)	—	(44.8)	(77.0)
Equity-based compensation expense	8.7	—	—	—	—	31.7	—	—	—	31.7
Effect of the Reorganization Transactions	(375.9)	38,826	0.1	90,425	0.1	61.6	—	—	314.1	375.9
Issuance of Class A common stock in initial public offering, net of offering costs	—	26,000	—	—	—	480.6	—	—	—	480.6
Liability pursuant to the tax receivable agreements resulting from the Reorganization Transactions	—	—	—	—	—	(151.6)	—	—	—	(151.6)
Stock option exercises and other	0.2	1,582	—	(27)	—	20.8	—	—	(8.5)	12.3
Issuance of Class A common stock under employee stock purchase plan	—	675	—	—	—	11.5	—	—	—	11.5
Distributions to holders of LLC Units	—	—	—	—	—	—	—	—	(5.6)	(5.6)
Other	—	—	—	—	—	—	—	3.2	—	3.2
Balance at December 31, 2015	—	67,083	0.1	90,398	0.1	454.6	(32.2)	3.2	255.2	681.0

GoDaddy Inc.
Consolidated Statements of Stockholders'/Members' Equity (continued)
(In millions, except share amounts which are reflected in thousands)

	Members' Equity	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
Net loss	—	—	—	—	—		(16.5)	—	(5.4)	(21.9)
Equity-based compensation expense	—	—	—	—	—	56.8	—	—	—	56.8
Stock option exercises	—	9,187	—	—	—	114.8	—	—	(59.8)	55.0
Effect of exchanges of LLC Units	—	11,844	—	(11,844)	—	15.3	—	—	(15.3)	—
Liability pursuant to the tax receivable agreements resulting from exchanges of LLC Units	—	—	—	—	—	(38.5)	—	—	—	(38.5)
Distributions to holders of LLC Units	—	—	—	—	—	—	—	—	(23.0)	(23.0)
Issuance of Class A common stock under employee stock purchase plan	—	202	—	—	—	5.0	—	—	—	5.0
Other	—	242	—	—	—	0.3	—	(0.5)	—	(0.2)
Balance at December 31, 2016	$—	88,558	$0.1	78,554	$0.1	$608.3	$(48.7)	$2.7	$151.7	$714.2
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(21.9)	$(120.4)	$(143.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	160.1	158.8	152.8
Equity-based compensation	56.8	40.4	30.1
Amortization of original issue discount and debt issuance costs	7.4	7.9	9.1
Loss on debt extinguishment	—	21.4	—
Deferred taxes	(3.8)	(3.0)	(6.8)
Tax receivable agreements liability adjustment	12.5	—	—
Domain portfolio cost of revenue	10.7	3.7	—
Other	2.4	0.1	1.3
Changes in operating assets and liabilities, net of amounts acquired:
Registry deposits	(1.9)	(0.9)	(2.7)
Prepaid domain name registry fees	(22.8)	(30.7)	(21.6)
Accounts payable	19.6	13.5	8.5
Accrued expenses and other current liabilities	10.0	9.5	(22.3)
Deferred revenue	160.8	165.6	166.4
Other operating assets and liabilities	(3.4)	(6.7)	9.1
Net cash provided by operating activities	386.5	259.2	180.6
Investing activities
Purchases of short-term investments	(10.5)	(7.3)	(9.0)
Maturities of short-term investments	8.4	5.8	9.2
Business acquisitions, net of cash acquired	(118.5)	(64.7)	(40.7)
Purchases of intangible assets	(1.3)	(23.5)	—
Purchases of property and equipment, excluding improvements	(54.3)	(45.3)	(51.9)
Purchases of leasehold and building improvements	(7.2)	(10.5)	(16.0)
Other investing activities, net	—	1.1	1.1
Net cash used in investing activities	(183.4)	(144.4)	(107.3)
Financing activities
Proceeds received from:
Class A common stock sold in initial public offering, net of offering costs	—	482.4	(1.8)
Option and warrant exercises	55.0	12.7	2.4
Class A common stock issued under employee stock purchase plan	5.0	11.5	—
Term loan	—	—	263.8
Revolving credit loan	—	—	75.0
Payments made for:
Distributions to holders of LLC Units	(18.8)	(0.8)	(349.0)
Repayment of senior note	—	(300.0)	—
Repayment of revolving credit loan	—	(75.0)	—
Repayment of term loan	(11.0)	(11.0)	(7.6)
Financing-related costs	—	(13.5)	(8.4)
Capital leases and other financing obligations	(15.1)	(11.9)	(4.1)
Net cash provided by (used in) financing activities	15.1	94.4	(29.7)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.2)	—
Net increase in cash and cash equivalents	218.1	209.0	43.6
Cash and cash equivalents, beginning of period	348.0	139.0	95.4
Cash and cash equivalents, end of period	$566.1	$348.0	$139.0

GoDaddy, Inc.
Consolidated Statements of Cash Flows (continued)
(In millions)

	Year Ended December 31,
	2016	2015	2014
Supplemental cash flow information:
Cash paid during the period for:
Interest on long-term debt	$46.5	$59.1	$75.4
Income taxes, net of refunds received	$4.0	$2.3	$2.3
Supplemental information for non-cash investing and financing activities:
Fair value of contingent consideration in connection with business acquisitions	$5.6	$0.9	$2.3
Accrued capital expenditures, excluding improvements, at period end	$11.8	$4.9	$5.8
Accrued capital expenditures, leasehold and building improvements, at period end	$1.3	$0.1	$0.4
Property and equipment acquired under capital leases	$7.1	$11.1	$16.6
Building acquired under lease financing obligation	$—	$—	$18.1

See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Notes to Consolidated Financial Statements
(In millions, except share amounts which are reflected in thousands and per share amounts)

1.    Organization and Background
Description of Business
We are a leading technology provider to small businesses, web design professionals and individuals, delivering simple, easy-to-use cloud-based products and outcome-driven, personalized customer care. We operate the world's largest domain marketplace and provide website building, hosting and security tools to help customers easily construct and protect their online presence and tackle the rapidly-changing technology landscape. As our customers grow, we provide applications helping them connect to their customers, manage and grow their businesses and get found online.
Organization
We were incorporated on May 28, 2014 for the purpose of facilitating an initial public offering (IPO) and other related organizational transactions, completed on April 7, 2015 as discussed in Note 5, in order to operate and control all of the business and affairs of Desert Newco, LLC (Desert Newco). As sole managing member, we have all voting power in, and control the management of, Desert Newco. As a result, we consolidate Desert Newco's financial results and report a non-controlling interest representing the economic interest held by the other members of Desert Newco. We owned approximately 53% of Desert Newco's outstanding limited liability company units (LLC Units) as of December 31, 2016.
The pre-IPO organizational transactions were considered transactions between entities under common control. As a result, the financial statements for periods prior to the IPO have been adjusted to combine the previously separate entities for presentation purposes.
On December 16, 2011, investment funds managed by Kohlberg Kravis Roberts & Co. L.P. (KKR), Silver Lake Partners (Silver Lake) and Technology Crossover Ventures (TCV, and collectively with KKR and Silver Lake, the Sponsors) along with other investors purchased a controlling interest in Desert Newco from YAM Special Holdings, Inc. (YAM), an entity owned by Robert R. Parsons (Bob Parsons), Desert Newco's founder and a member of our board of directors.

Basis of Presentation
Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP), and include our accounts and the accounts of our subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.
A consolidated statement of comprehensive income (loss) is not presented because we had no material components of other comprehensive income (loss) during any of the periods presented.
Prior Period Reclassifications
Reclassifications of certain immaterial prior period amounts have been made to conform to the current period presentation.
Use of Estimates
GAAP requires us to make estimates and assumptions affecting amounts reported in our financial statements. Our more significant estimates include:

•	the determination of the best estimate of selling price of the deliverables included in multiple-deliverable revenue arrangements;

•	the fair value of assets acquired and liabilities assumed in business acquisitions;

•	the assessment of recoverability of long-lived assets, including property and equipment, goodwill and intangible assets;

•	the estimated reserve for refunds;

•	the estimated useful lives of intangible and depreciable assets;

•	the grant date fair value of equity-based awards;

•	the recognition, measurement and valuation of current and deferred income taxes;

•	the recognition and measurement of amounts payable under tax receivable agreements (TRAs);

•	the recognition and measurement of amounts payable as tax distributions to Desert Newco's owners; and

•	the recognition and measurement of loss contingencies, indirect tax liabilities and certain accrued liabilities.
We periodically evaluate these estimates and adjust prospectively, if necessary. We believe our estimates and assumptions are reasonable; however, actual results may differ from our estimates.
Segment and Reporting Unit
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
2.    Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents includes cash on hand, other highly liquid investments purchased with a remaining maturity of 90 days or less at the date of acquisition and receivables related to third-party payment processor transactions normally received within 72 hours. Amounts receivable for payment processor transactions totaled $15.5 million and $12.2 million at December 31, 2016 and 2015, respectively.

Short-Term Investments
Our short-term investments consist of certificates of deposit and time deposits with an original maturity in excess of 90 days, which are carried at fair value. The estimated fair value of our short-term investments is determined based on quoted market prices and approximated historical cost. We did not have any material realized or unrealized gains or losses on sales of short-term investments during any of the periods presented.
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
Prepaid Domain Name Registry Fees
Prepaid domain name registry fees represent amounts charged by a registry at the time a domain is registered or renewed. These amounts are amortized to cost of revenue over the same period revenue is recognized for the related domain registration contracts.
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
Property and equipment consisted of the following:

	Estimated Useful Lives	December 31,
		2016	2015
Computer equipment	3 years	$283.3	$248.7
Software	3 years	27.3	28.5
Land	Indefinite	9.0	9.0
Buildings, including improvements	2-25 years	123.1	112.8
Building acquired under lease financing obligation	40 years	18.1	18.1
Leasehold improvements	Lesser of useful life or remaining lease term	36.1	34.1
Other	1-7 years	12.1	9.8
Total property and equipment		509.0	461.0
Less accumulated depreciation and amortization		(278.0)	(236.0)
Property and equipment, net		$231.0	$225.0
The gross carrying amount of property and equipment includes $34.8 million and $31.7 million of computer equipment and software under capital leases as of December 31, 2016 and 2015, respectively. The accumulated depreciation of the leased computer equipment was $23.8 million and $16.1 million as of December 31, 2016 and 2015, respectively.
Depreciation and amortization expense related to property and equipment, including amounts related to assets under capital leases, was $69.9 million, $61.3 million and $55.6 million during 2016, 2015 and 2014, respectively.

Capitalized Internal-Use Software Costs
Costs incurred to develop software for internal-use during the application development phase and for our websites are capitalized and amortized over such software's estimated useful life. Costs related to the design or maintenance of internal-use software are included in technology and development expenses as incurred. Costs capitalized during all periods presented have not been material.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. Indefinite-lived intangible assets consist of the GoDaddy trade names and branding acquired from YAM and our acquired domain portfolio. Goodwill and indefinite-lived intangible assets are not amortized to earnings, but are assessed for impairment at least annually. As individual domains are sold, our indefinite-lived domain portfolio intangible asset is reduced by the allocated carrying cost of each domain, which is included in cost of revenue.
We assess impairment annually for our single reporting unit and our indefinite-lived trade names and branding during the fourth quarter of each year. We also perform an assessment at other times if events or changes in circumstances indicate the carrying value of our goodwill or indefinite-lived trade names and branding may not be recoverable. If, based on qualitative analysis, we determine it is more-likely-than-not the fair value of our reporting unit is less than its carrying amount, a two-step impairment test is performed. Our qualitative analysis did not indicate impairment during any of the periods presented.
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
Long-Lived and Finite-Lived Intangible Assets
Finite-lived intangible assets are amortized over the following estimated useful lives:

Customer relationships	3-9 years
Developed technology	5-7 years
Trade names	3-5 years
Customer relationships are primarily amortized based on expected customer attrition. Developed technology and finite-lived trade names are amortized on a straight-line basis. We regularly evaluate the estimated remaining useful lives of our intangible assets to determine whether events or changes in circumstances warrant a revision to the remaining period of amortization.
Long-lived and finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term undiscounted cash flows the asset is expected to generate is less than its carrying amount. Any write-downs are treated as permanent reductions in the carrying amount of the respective asset. We did not record an impairment loss during any of the periods presented.
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
Derivative Financial Instruments
We enter into foreign exchange forward contracts with financial institutions to hedge certain forecasted sales transactions denominated in currencies other than the United States (U.S.) dollar. We designate these forward contracts as cash flow hedges, which are recognized as either assets or liabilities at fair value. We do not hold or issue derivative instruments for speculative or trading purposes. At December 31, 2016 and 2015, the total notional amount of such contracts was $0 and $104.6 million, respectively. In January 2017, we entered into foreign exchange forward contracts having a total notional amount of $108.8 million.
We reflect unrealized gains or losses on the effective portion of a cash flow hedge as a component of accumulated other comprehensive income. Gains and losses, once realized, are recorded as a component of accumulated other comprehensive income and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. Any ineffective portion of gains or losses are recorded as other income (expense), net and were immaterial during all periods presented. Each period, we evaluate the effectiveness of each of our hedges, and all hedges were determined to be effective.
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
Foreign Currency
Our functional currency is the U.S. dollar. Assets denominated in foreign currencies are remeasured into U.S. dollars at period-end exchange rates. Foreign currency based revenue and expense transactions are measured at transaction date exchange rates. Foreign currency remeasurement gains and losses are recorded in other income (expense), net and were $(4.6) million, $(3.5) million and $(3.0) million during 2016, 2015 and 2014, respectively.
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
Revenue arrangements with multiple deliverables are divided into separate units of accounting if each deliverable has stand-alone value to the customer. The majority of our revenue arrangements consist of multiple-element arrangements, with revenue for each unit of accounting recognized as the product or service is delivered to the customer. Our multiple-element arrangements may include a combination of some or all of the following: domain registrations, website hosting products, website building products and services, Secure Sockets Layer (SSL) certificates and other cloud-based products. Each of these products has stand-alone value and are sold separately.

Consideration is allocated to each deliverable at the inception of an arrangement based on relative selling prices. We determine the relative selling price for each deliverable based on our vendor-specific objective evidence of selling price (VSOE) or our best estimate of selling price (BESP), if VSOE is not available. We have determined third-party evidence of selling price (TPE) is not a practical alternative due primarily to the significant variability among available third-party pricing information for similar products and differences in the features of our product and service offerings compared to other parties.
We establish VSOE for certain of our products when a consistent number of stand-alone sales of these products have been priced within a reasonably narrow range. We are unable to establish VSOE when we lack pricing consistency, primarily related to our marketing strategies and variability in pricing due to promotional activity.
For products where VSOE is not available, we determine BESP by considering our overall pricing objectives and market conditions. Significant factors taken into consideration include historical and expected discounting practices, the size, volume and term length of transactions, customer demographics, the geographic areas in which our products and services are sold and our overall go-to-market strategy.
We sell our products and services directly to customers and also through a network of resellers. In certain cases, we act as a reseller of products provided by others. The determination of gross or net revenue recognition is reviewed on a product by product basis and is dependent on whether we act as principal or agent in the transaction. Revenue associated with sales through our network of resellers and for certain aftermarket domain sales is recorded on a gross basis as we have determined we are the primary obligor in the contractual arrangements with end customers. Commissions paid are expensed as a cost of revenue over the same period in which the associated revenue is recognized.
Domains. Domains revenue primarily consists of domain registrations and renewals, domain privacy, domain application fees, domain back-orders, aftermarket domain sales and fee surcharges paid to ICANN. Domain registrations provide a customer with the exclusive use of a domain during the applicable contract term. After the contract term expires, unless renewed, the customer can no longer access the domain. Consideration is recorded as deferred revenue at the time of sale, and revenue, other than for aftermarket domain sales, is recognized as the product or service is delivered to the customer. Aftermarket domain revenue is recognized when control of the domain is transferred to the buyer.
Hosting and presence. Hosting and presence revenue primarily consists of website hosting products, website building products and services, an online shopping cart, search engine optimization and SSL certificates for encrypting data between the online browser and the certificate owner's server. Consideration is recorded as deferred revenue at the time of sale, and revenue is recognized as the product or service is delivered to the customer.
Business applications. Business applications revenue primarily consists of email accounts, online calendar, online data storage, third-party productivity applications, email marketing and enrollment fees paid by our resellers. Consideration is recorded as deferred revenue at the time of sale, and revenue is recognized as the product or service is delivered to the customer.
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
Advertising costs are expensed either as incurred, at the time a commercial initially airs or when a promotion first appears in the media. Advertising expenses were $194.0 million, $177.6 million and $139.4 million during 2016, 2015 and 2014, respectively.
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
Equity-Based Compensation
Equity-based awards are accounted for using the fair value method. Restricted stock units (RSUs) are measured based on the fair market value of the underlying common stock on the date of grant. Grant date fair values for stock options are determined using the Black-Scholes option pricing model and a single option award approach. The measurement date for performance vesting awards is the date on which the applicable performance criteria are approved by our board of directors. Key assumptions used in the determination of fair value for stock options are as follows:
Expected term. The expected term represents the period the options are expected to be outstanding. Because of the lack of sufficient historical data necessary to calculate the expected term, we use the simple average of the vesting period and the contractual term to estimate the expected term.
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
Expected dividend yield. We do not use a dividend rate due to our expectation of not paying dividends in the foreseeable future.
Risk-free interest rate. We base the risk-free interest rate on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the option on the grant date.
The fair value of options granted was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2016	2015	2014
Expected term (in years)	6.1	6.3	6.5
Expected volatility	37.7%	39.1%	42.2%
Expected dividend yield	—	—	—
Risk-free interest rate	1.4%	1.7%	1.9%

Historical data is used to estimate future award forfeitures.
Income Taxes
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets (DTAs) and liabilities (DTLs) for the expected future tax consequences of events included in the financial statements. Under this method, we determine DTAs and DTLs on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in the period in which the enactment date occurs.
We recognize DTAs to the extent we believe these assets are more-likely-than-not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations.
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
Payable to Related Parties Pursuant to the TRAs
Concurrent with the completion of the IPO, we became a party to five TRAs with our pre-IPO owners. Under four of the TRAs, we are generally required to pay to certain pre-IPO owners approximately 85% of the amount of calculated tax savings, if any, we are deemed to realize (using the actual applicable federal income tax rate and an assumed combined state and local income tax rate) as a result of (1) any existing tax attributes associated with LLC Units acquired in the pre-IPO organizational transactions, the benefit of which is allocable to us as a result of such transactions (including the allocable share of Desert Newco's existing tax basis in its assets) (2) NOLs available as a result of such transactions and (3) tax benefits related to imputed interest.
Under the fifth of these agreements, we are generally required to pay our other pre-IPO owners of approximately 85% of the amount of the calculated tax savings, if any, we are deemed to realize (using the actual applicable federal income tax rate and an assumed combined state and local income tax rate) as a result of (1) any step-up in tax basis created as a result of exchanges of their LLC Units (together with the corresponding shares of Class B common stock) for shares of our Class A common stock, (2) any existing tax attributes associated with their LLC Units, the benefit of which is allocable to us as a result of such exchanges (including the allocable share of Desert Newco's existing tax basis in its assets), (3) tax benefits related to imputed interest and (4) payments under the TRA.
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

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Reverse repurchase agreements(1)	$—	$130.0	$—	$130.0
Commercial paper	—	55.9	—	55.9
Short-term investments:
Certificates of deposit and time deposits	6.6	—	—	6.6
Total assets measured and recorded at fair value	$6.6	$185.9	$—	$192.5

(1)	Reverse repurchase agreements include an $80.0 million repurchase agreement with Morgan Stanley, callable with 31 days notice, and a $50.0 million one-week repurchase agreement with Wells Fargo.

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Reverse repurchase agreements(1)	$—	$40.0	$—	$40.0
Short-term investments:
Certificates of deposit	4.5	—	—	4.5
Total assets measured and recorded at fair value	$4.5	$40.0	$—	$44.5

(1)	Reverse repurchase agreements include a $40.0 million repurchase agreement with Wells Fargo in overnight sweeps.
We have no other material assets or liabilities measured at fair value on a recurring basis.
Business Combinations
We include the results of operations of acquired businesses as of the respective acquisition dates. Purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values, with the excess recorded as goodwill. If applicable, we estimate the fair value of contingent consideration payments in determining the purchase price. Measurement period adjustments to provisional purchase price allocations are recognized in the period in which they are determined, with the effect on earnings of changes in depreciation, amortization or other income resulting from such changes calculated as if the accounting had been completed at the acquisition date. Contingent consideration is adjusted to fair value in subsequent periods as an increase or decrease in general and administrative expenses. Acquisition-related costs are expensed as incurred.

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
In order to reduce the risk of downtime of the products we provide, we have established data centers in various geographic regions. We have internal procedures to restore products in the event of disaster at any of our data center facilities. We serve our customers and users from data center facilities operated either by us or third parties, which are located in Arizona, California, Virginia, New York, Singapore and The Netherlands. Even with these procedures for disaster recovery in place, the availability of our products could be significantly interrupted during the implementation of restoration procedures.
Recent Accounting Pronouncements
Revenue Recognition
In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard on revenue recognition from contracts with customers. The new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled to in exchange for those goods or services. The FASB has recently issued several amendments to the new standard, including clarification on identifying performance obligations, principal-versus-agent implementation guidance, collectability assessment, sales taxes and other similar taxes collected from customers, noncash consideration, contract modification and completed contracts at transition. These amendments are intended to address implementation issues raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new standard.
The new standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The new standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. We do not plan to early adopt, and accordingly, will adopt the new standard effective January 1, 2018.
We have completed our initial assessment of the new standard and are in the process of further evaluating certain customer arrangements within each of our revenue streams to quantify potential impacts on the amount and timing of recognition for each performance obligation. Although we are still evaluating the potential impacts, we do not currently anticipate any changes to have a material impact. We currently plan to adopt the standard under the modified retrospective method. However, our final determination will depend on the results of our final assessment, which is expected to be completed by the third quarter of 2017.
Other Accounting Standards
In August 2014, the FASB issued new guidance regarding disclosure of uncertainties about an entity's ability to continue as a going concern. This guidance defines management's responsibility to assess an entity's ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Our adoption of this guidance in 2016 did not have an impact on our consolidated financial statements.
In February 2016, the FASB issued new guidance related to accounting for leases. The new standard requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and provide additional information about the nature of an organization's leasing activities. The new standard is effective for us on January 1, 2019. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases and amounts previously recognized in accordance with the business combinations guidance for leases. We are currently evaluating the expected impact of this new standard.
In March 2016, the FASB issued new guidance changing the accounting for certain aspects of share-based payments to employees. The guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis and allows for an employer to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting. In addition, the guidance requires recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. We will continue to account for forfeitures on an estimated basis, and accordingly, our adoption of this guidance on January 1, 2017 is not expected to have a material impact.
In June 2016, the FASB issued new guidance for the accounting for credit losses on instruments that will require us to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial instruments measured at amortized cost and also applies to some off-balance sheet credit exposures. The guidance is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the timing of our adoption and the expected impact of this new guidance.
In August 2016, the FASB issued new guidance clarifying the treatment of several cash flow categories. In addition, the new guidance clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. Our adoption of this guidance in the fourth quarter of 2016 did not have a material impact.
In October 2016, the FASB issued new guidance requiring an entity to recognize the income tax consequences of intra-entity asset transfers, other than inventory, when the transfer occurs. Our adoption of this guidance on January 1, 2017 is not expected to have a material impact.
In November 2016, the FASB issued new guidance requiring amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the amounts shown on the statement of cash flows. This new guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. Our adoption of this guidance in 2018 is not expected to have a material impact.
In January 2017, the FASB issued new guidance clarifying the definition of a business for determining whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The guidance provides a screen for an entity to use to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the guidance requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. The guidance also removes the evaluation of whether a market participant could replace missing elements. This new guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the timing of our adoption and the expected impact of this new guidance.
In January 2017, the FASB issued new guidance simplifying the goodwill impairment test, eliminating the requirement for an entity to determine the fair value of its assets and liabilities (including unrecognized assets and liabilities) at the impairment testing date following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, an entity will be required to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will be required to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. The guidance is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the timing of our adoption and the expected impact of this new guidance.

3.    Business Acquisitions
2016 Acquisitions
During 2016, we completed six acquisitions for cash of $125.5 million, including $7.0 million payable in future periods following the expiration of contractual holdback periods, and additional contingent earn-out payments of up to $6.0 million subject to the achievement of certain revenue targets. We recognized a liability of $5.6 million representing the estimated fair value of the contingent consideration at the acquisition date. Proforma financial information is not presented because these acquisitions are not material to our results of operations, either individually or in the aggregate.
The aggregate purchase price was allocated based upon our assessment of acquisition-date fair values with $59.3 million attributed to indefinite-lived domain portfolio intangible assets, $55.0 million to goodwill, of which $37.5 million is not tax-deductible, $21.4 million to other identified finite-lived intangible assets and $11.3 million of net liabilities assumed. We also recorded a $1.1 million reduction of our existing deferred revenue from prior transactions with one of the acquired businesses. Identified finite-lived intangible assets, which were valued using either income- or cost-based approaches, primarily include customer-related intangible assets and developed technology. The acquired finite-lived intangible assets have a total weighted-average amortization period of 5.5 years.
2015 Acquisitions
During the year ended 2015, we completed four acquisitions for cash of $64.7 million and additional immaterial contingent earn-out payments subject to the achievement of certain revenue targets. The aggregate purchase price was allocated based upon our assessment of acquisition-date fair values with $60.2 million attributed to an indefinite-lived domain portfolio intangible asset, $3.2 million to other identified finite-lived intangible assets, $2.2 million to tax-deductible goodwill and $0.9 million of net liabilities assumed. Proforma financial information is not presented because these acquisitions are not material to our results of operations, either individually or in the aggregate.
2014 Acquisition
During 2014, we completed an acquisition for cash of $42.0 million and additional immaterial contingent earn-out payments subject to the achievement of specified milestones. The purchase price was allocated based upon our assessment of acquisition-date fair values with $33.6 million attributed to tax-deductible goodwill, $10.8 million to identified finite-lived intangible assets and $2.4 million of net liabilities assumed. Proforma financial information is not presented because this acquisition is not material to our results of operations.
4.    Goodwill and Intangible Assets
The following table summarizes changes in our goodwill balance:

Balance at December 31, 2014	$1,661.2
2015 acquisitions	2.2
Balance at December 31, 2015	1,663.4
2016 acquisitions	55.0
Balance at December 31, 2016	$1,718.4

Intangible assets, net are summarized as follows:

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Domains Sold	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	n/a	$445.0
Domain portfolio	120.5	n/a	$(14.4)	106.1
Finite-lived intangible assets:
Customer-related	367.4	$(245.4)	n/a	122.0
Developed technology	226.0	(187.0)	n/a	39.0
Trade names	11.9	(7.5)	n/a	4.4
	$1,170.8	$(439.9)	$(14.4)	$716.5

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Domains Sold	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	n/a	$445.0
Domain portfolio	61.2	n/a	$(3.7)	57.5
Finite-lived intangible assets:
Customer-related	361.2	$(196.8)	n/a	164.4
Developed technology	210.1	(148.0)	n/a	62.1
Trade names	11.2	(5.2)	n/a	6.0
Other	1.1	(0.8)	n/a	0.3
	$1,089.8	$(350.8)	$(3.7)	$735.3
During 2015, we purchased a customer-related intangible asset for $22.5 million in cash. The purchased intangible asset was valued at cost and is being amortized over 48 months based on expected customer attrition. Transaction costs were immaterial and were expensed as incurred.
Customer-related intangible assets, developed technology and trade names have weighted-average useful lives from the date of purchase of 98 months, 65 months and 56 months, respectively. Amortization expense was $90.2 million, $97.5 million and $97.2 million during 2016, 2015 and 2014, respectively. The weighted-average remaining amortization period for amortizable intangible assets was 44 months as of December 31, 2016.
Based on the balance of finite-lived intangible assets at December 31, 2016, expected future amortization expense is as follows:

Year Ending December 31:
2017	$58.3
2018	50.1
2019	30.9
2020	23.5
2021	2.6
Thereafter	—
$165.4

5.    Stockholders' Equity
Initial Public Offering
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
In connection with the IPO, we completed a series of organizational transactions (the Reorganization Transactions), including:

•
the amendment and restatement of Desert Newco's limited liability company agreement (the New LLC Agreement) to, among other things, appoint us as sole managing member and reclassify all LLC Units as non-voting units;

•	the issuance of a total of 90,425 shares of Class B common stock to Desert Newco's pre-IPO owners (the Continuing LLC Owners) on a one-to-one basis with the number of LLC Units owned; and

•	the acquisition, by merger, of four members of Desert Newco (the Reorganization Parties), for which we issued 38,826 shares of Class A common stock as consideration (the Investor Corp Mergers).
We incurred $11.2 million of legal, accounting, printing and other professional fees related to the IPO, including $1.3 million and $0.1 million paid on behalf of the Sponsors and Bob Parsons, respectively. These amounts were charged against additional paid-in capital upon completion of the IPO.
We primarily used the net IPO proceeds to make certain payments to the Sponsors and Bob Parsons as described in Note 16 and to repay the senior note payable to YAM and all amounts drawn on our revolving credit loan as described in Note 9.
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
Desert Newco Recapitalization
Desert Newco's board of directors adopted the New LLC Agreement, which became effective on March 31, 2015 immediately following the effectiveness of the Registration Statement. The New LLC Agreement, among other things, appointed us as Desert Newco's sole managing member and reclassified all outstanding LLC Units as non-voting units. The New LLC Agreement also revised the tax rate applicable to the tax distributions Desert Newco is required to make to the holders of LLC Units, including us, as described in Note 16.
Investor Corp Mergers
We acquired the Reorganization Parties, to which we issued an aggregate of 38,826 shares of Class A common stock as consideration for the 38,826 aggregate LLC Units held by such entities. Upon consummation of the Investor Corp Mergers, we recognized the acquired LLC Units at carrying value, as these transactions are considered to be between entities under common control.
We also acquired the tax attributes of the Reorganization Parties, which were recorded generally as DTAs at the time of the Investor Corp Mergers. These attributes include NOLs, tax credit carryforwards and OBAs arising from the original acquisition of LLC Units by the Reorganization Parties, as described in Note 12.
Secondary Offering
In April 2016, we completed a secondary offering in which certain stockholders, including the Sponsors, YAM and certain of our executive officers, sold an aggregate of 18,975 shares of our Class A common stock at a public offering price of $30.25 per share. We received $6.3 million in proceeds from the exercise of stock options in connection with the offering, but did not receive any proceeds from the shares sold in the offering. The offering also included the exchange of 10,382 LLC Units (together with the corresponding shares of Class B common stock) for Class A common stock by certain selling stockholders, which resulted in an $8.8 million increase in additional paid-in capital, with an offsetting reduction in non-controlling interests, and a material increase to the liability under the TRAs. See Note 13.
Distribution to Holders of LLC Units
In May 2014, Desert Newco's board of directors authorized a $350.0 million distribution to holders of LLC Units and to holders of certain assumed options, including immaterial amounts paid in 2015 and 2016 upon the vesting of certain restricted units. Holders of other equity-based awards received an approximate $2.60 per unit adjustment to the exercise price of their awards, in accordance with the antidilution provisions of the Desert Newco, LLC 2011 Unit Incentive Plan (the 2011 Plan), which is equivalent to the per unit amount of the cash distribution. These equitable adjustments preserved the intrinsic value among all equity-based awards. The distribution was considered an equity restructuring, and accordingly, modification accounting was applied. We evaluated whether any additional equity-based compensation expense would need to be recognized, to the extent the fair value of any modified awards plus the cash to be received (if applicable) exceeded the fair value of the original awards before the modification. No material additional equity-based compensation expense was required as a result of the modification.
The equity restructuring was in accordance with a pre-existing contractual antidilution provision; therefore, the cash paid did not impact our earnings per share computation and the changes to the options not receiving a cash award were accounted for by increasing the denominator in our earnings per share computation using the treasury stock method.
6.    Equity-Based Compensation Plans
On March 31, 2015, we adopted the 2015 Equity Incentive Plan (the 2015 Plan) and reserved a total of 10,285 shares of Class A common stock for issuance thereunder. The shares reserved for issuance under the 2015 Plan also included up to 28,133 shares rolled over from the 2011 Plan and from certain other option plans assumed in connection with acquisitions. The number of shares reserved for issuance are increased automatically, on January 1st of each year, by a number equal to the least of (i) 20,571 shares, (ii) 4% of the total shares of all classes of common stock outstanding as of the last day of the preceding year or (iii) such other amount as may be determined by our Board. On January 1, 2016, an additional 6,299 shares were reserved for issuance pursuant to the 2015 Plan. As of December 31, 2016, 12,579 shares were available for issuance as future awards under the 2015 Plan.
On March 31, 2015, we adopted the 2015 Employee Stock Purchase Plan (the ESPP) and reserved a total of 2,000 shares of Class A common stock for issuance thereunder. The number of shares reserved for issuance are increased automatically, on January 1st of each year, by a number equal to the least of (i) 1,000 shares, (ii) 1% of the total shares of all classes of common stock outstanding as of the last day of the preceding year or (iii) such other amount as may be determined by our Board. On January 1, 2016, an additional 1,000 shares were reserved for issuance pursuant to the ESPP. As of December 31, 2016, 2,123 shares were available for issuance under the ESPP.
We grant options at exercise prices equal to the fair market value of our Class A common stock on the grant date. We grant both options and RSUs vesting solely upon the continued employment of the recipient as well as awards vesting upon the achievement of annual or cumulative financial-based targets coinciding with our fiscal year. We recognize the grant date fair value of equity-based awards as compensation expense over the required service period of each award, taking into account the probability of our achievement of associated performance targets.

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
The following table summarizes our option activity:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Grant- Date Fair Value ($)	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2013	25,805		6.42
Granted	4,787	7.83	16.70
Exercised	(1,760)		4.26		20.3
Forfeited	(2,180)		8.14
Outstanding at December 31, 2014	26,652		8.27
Granted	3,926	9.77	23.66
Exercised	(1,749)		7.65		35.5
Forfeited	(1,410)		13.47
Outstanding at December 31, 2015	27,419		10.25
Granted	2,136	11.97	30.93
Exercised	(9,187)		5.99		242.4
Forfeited	(1,740)		17.25
Outstanding at December 31, 2016	18,628		14.06	6.8	389.2
Vested at December 31, 2016	9,034		9.25	5.8	232.2
The following table summarizes our RSU activity:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Grant- Date Fair Value ($)
Outstanding at December 31, 2013	—
Granted	87	16.11
Vested	—
Forfeited	—
Outstanding at December 31, 2014	87
Granted	52	31.50
Vested	(46)
Forfeited	—
Outstanding at December 31, 2015	93
Granted	3,129	30.98
Vested	(241)
Forfeited	(224)
Outstanding at December 31, 2016	2,757
During 2016, 2015 and 2014, we recognized $56.8 million, $40.4 million, and $30.1 million of equity-based compensation expense, respectively, including $3.1 million, $3.6 million and $3.7 million, respectively, of additional expense resulting from the modification of certain awards. Included in these amounts are $4.1 million, $4.7 million and $0 of equity-based compensation expense related to the ESPP for 2016, 2015 and 2014, respectively.
At December 31, 2016, total unrecognized compensation expense related to non-vested stock options and RSUs was $39.1 million and $50.0 million, respectively, with expected remaining weighted-average recognition periods of approximately 1.9 years and 2.8 years, respectively. We currently believe the performance targets related to the vesting of performance awards will be achieved. If such targets are not achieved, or are subsequently determined to not be probable of being achieved, we will not recognize any compensation expense relating to performance awards, and will reverse any previously recognized expense.
In May 2016, we determined our "Up-C" structure was not eligible to offer a "tax-qualified" plan and terminated the then-current ESPP offering period. In connection with the offering period termination, we granted fully-vested RSUs to employees who were participating in the ESPP prior to the termination date, resulting in $4.4 million of additional equity-based compensation expense during 2016. Other expenses related to this termination were not material. We started a "non-qualified" ESPP offering period in July 2016.
The fair value of each ESPP share is estimated on the first day of each offering period using the Black-Scholes option pricing model, and is recognized as compensation expense on a straight-line basis over the term during which it is outstanding. As of December 31, 2016, $1.9 million has been withheld on behalf of employees for future purchases under the ESPP, which is included in accrued expenses and other current liabilities. At December 31, 2016, total unrecognized compensation expense related to ESPP shares was $2.0 million, which will be recognized during the first half of 2017.
7.    Deferred Revenue
Deferred revenue consisted of the following:

	December 31,
	2016	2015
Current:
Domains	$531.2	$497.2
Hosting and presence	370.8	330.8
Business applications	141.5	109.7
	$1,043.5	$937.7
Noncurrent:
Domains	$311.1	$288.5
Hosting and presence	163.4	149.7
Business applications	58.2	40.3
	$532.7	$478.5
8.    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2016	2015
Accrued payroll and employee benefits	$74.0	$64.7
Accrued acquisition-related expenses and acquisition consideration payable	13.4	2.1
Accrued marketing and advertising expenses	9.8	10.7
Current portion of capital lease obligation	6.9	12.0
Transaction-based taxes payable	6.8	4.3
Accrued indirect tax liabilities	6.1	7.1
Accrued other	26.0	26.1
	$143.0	$127.0

9.    Long-Term Debt
Long-term debt consists of the following:

	December 31,
	2016	2015
Term Loan due May 13, 2021 (effective interest rate of 4.9% at December 31, 2016 and 5.1% at December 31, 2015)	$1,072.5	$1,083.5
Revolving Credit Loan due May 13, 2019	—	—
Total	1,072.5	1,083.5
Less unamortized original issue discounts on long-term debt(1)	(30.5)	(36.8)
Less unamortized debt issuance costs(1)	(2.3)	(2.7)
Less current portion of long-term debt	(4.0)	(4.2)
	$1,035.7	$1,039.8

(1)	Original issue discounts and debt issuance costs are amortized to interest expense over the life of the related debt instruments using the effective interest method.
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
In addition to paying interest on the outstanding principal under the Term Loan, we are required to pay a commitment fee of 0.375% per annum for any unutilized commitments under the Revolving Credit Loan.
The Credit Facility requires us to prepay outstanding term loans, subject to certain exceptions, with percentages of excess cash flow, proceeds of non-ordinary course asset sales or dispositions of property, insurance or condemnation proceeds and proceeds from the incurrence of certain debt.
The Credit Facility contains certain covenants, including, among other things, covenants limiting our ability to incur additional indebtedness, sell assets, incur additional liens, make certain fundamental changes, pay distributions and make certain investments. Additionally, the Credit Facility also requires us to maintain certain financial ratios. All obligations under the Credit Facility are unconditionally guaranteed by the assets of substantially all of our subsidiaries. At December 31, 2016, we were not in violation of any covenants of the Credit Facility.
In April 2015, we made a payment of $75.0 million to repay all amounts drawn on the Revolving Credit Loan. At December 31, 2016, we have $150.0 million available for borrowing under the Revolving Credit Loan.
The estimated fair value of the Term Loan was $1,079.2 million at December 31, 2016 based on observable market prices for this loan, which is traded in a less active market and is therefore classified as a Level 2 fair value measurement.
On February 15, 2017, we refinanced the Credit Facility. See Note 18.
Senior Note
On December 16, 2011, we issued a 9% senior note to YAM. In April 2015, we made a payment to YAM totaling $316.0 million to repay the senior note, consisting of principal of $300.0 million, prepayment premium of $13.5 million, which was recorded as a loss on debt extinguishment, and accrued interest of $2.5 million. Additionally, in connection with the repayment, $7.1 million of unamortized original issue discount and $0.8 million of deferred financing costs were recorded as a loss on debt extinguishment. Following this payment, the senior note was canceled.

Future Debt Maturities
Aggregate principal payments, exclusive of any unamortized original issue discounts and debt issuance costs, due on long-term debt as of December 31, 2016 are as follows:

Year Ending December 31:
2017	$11.0
2018	11.0
2019	11.0
2020	11.0
2021	1,028.5
Thereafter	—
$1,072.5
10.    Commitments and Contingencies
Lease Financing Obligation
In April 2013, we entered into an 11-year lease agreement for new office space in Tempe, Arizona under which we occupied the total available space commencing in September 2014. The lease agreement allowed for rent abatement during the first full year, with rent payments of $0.3 million per month thereafter, consisting of both base rent and a tenant improvement allowance. The lease provides us with two consecutive options to extend the term for five years each. In the event we choose to extend the term of the lease, the monthly rent for each additional term will be based on 95% of the then-prevailing market rate.
As a result of our involvement during the construction period, we were considered to be the owner of the construction project for accounting purposes. Upon completion of construction in September 2014, we did not meet the sale-leaseback criteria for derecognition of the building assets and liabilities; therefore, we were required to record an asset representing the total cost of the building paid by the lessor and the lease is accounted for as a financing obligation. We capitalized $18.1 million of construction costs incurred by the lessor, which are being depreciated over an estimated useful life of 40 years. Rent payments are treated as principal and interest payments on the lease financing obligation, with an amount recorded as estimated land lease expense each period. The lease financing obligation at the end of the lease term will approximate the net book value of the building to be relinquished to the lessor. As of December 31, 2016, the lease financing obligation totaled $19.8 million, of which $19.6 million is included in other long-term liabilities.
Future minimum payments under this lease as of December 31, 2016 are as follows:

Year Ending December 31:
2017	$3.2
2018	3.2
2019	3.2
2020	3.4
2021	3.6
Thereafter	12.2
$28.8
Leases
We lease office space, data center space (including commitments for specified levels of power), vehicles and certain computer equipment under operating and capital leases expiring at various dates through September 2026. Total operating lease rent expense was $43.3 million, $42.2 million and $39.3 million during 2016, 2015 and 2014, respectively.

Future minimum lease obligations under capital leases and non-cancelable operating leases with initial terms in excess of one year at December 31, 2016 are as follows:

Year Ending December 31:	Capital Leases	Operating Leases
2017	$6.8	$28.6
2018	2.9	21.0
2019	1.3	11.0
2020	—	5.1
2021	—	4.3
Thereafter	—	14.9
Total minimum payments	11.0	$84.9
Less: amount representing interest	(0.4)
Capital lease obligation	$10.6
Service Agreements
We have entered into long-term agreements with certain vendors to provide for software and equipment maintenance, specified levels of bandwidth and other services. Under these arrangements, we are required to make periodic payments. Future minimum obligations under these non-cancelable agreements with initial terms in excess of one year at December 31, 2016 are as follows:

Year Ending December 31:
2017	$9.7
2018	4.0
2019	2.6
2020	1.4
Thereafter	—
Total minimum payments	$17.7
Litigation
From time-to-time, we are a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, putative class actions, commercial and consumer protection claims, labor and employment claims, breach of contract claims and other asserted and unasserted claims. We investigate claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. The amounts currently accrued for such matters are not material. While the results of such normal course claims and legal proceedings cannot be predicted with certainty, management does not believe, based on current knowledge and the likely timing of resolution of various matters, any additional reasonably possible potential losses above the amounts accrued for such matters would be material to our consolidated financial statements. Regardless of the outcome, legal proceedings may have an adverse effect on us because of defense costs, diversion of management resources and other factors.
Indemnifications
In the normal course of business, we have made indemnities under which we may be required to make payments in relation to certain transactions, including to our directors and officers to the maximum extent permitted under applicable state laws and indemnifications related to certain lease agreements. In addition, certain advertiser and reseller partner agreements contain indemnification provisions, which are generally consistent with those prevalent in the industry. We have not incurred material obligations under indemnification provisions historically, and do not expect to incur material obligations in the future. Accordingly, we have not recorded any liabilities related to such indemnities as of December 31, 2016 and 2015.
We include service level commitments to our customers guaranteeing certain levels of uptime reliability and performance for our hosting and premium DNS products. These guarantees permit those customers to receive credits in the event we fail to meet those levels, with exceptions for certain service interruptions including but not limited to periodic maintenance. We have not incurred any material costs as a result of such commitments during any of the periods presented, and have not recorded any liabilities related to such obligations as of December 31, 2016 and 2015.
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
As of December 31, 2016 and 2015, our accrual for estimated indirect tax liabilities was $6.1 million and $7.1 million, respectively, reflecting our best estimate of the probable liability based on an analysis of our business activities, revenues subject to indirect taxes and applicable regulations. Although we believe our indirect tax estimates and associated reserves are reasonable, the final determination of indirect tax audits and any related litigation could be materially different than the amounts established for indirect tax contingencies.
11.     Defined Contribution Plan
We maintain defined contribution 401(k) plans covering all eligible employees, who may contribute up to 100% of their compensation, subject to limitations established by the Internal Revenue Code. We match employee contributions on a discretionary basis. Expense for our matching contributions was $8.5 million, $8.6 million and $7.7 million during 2016, 2015 and 2014, respectively.
12.    Income Taxes
We are required to file federal and applicable state corporate income tax returns and recognize income taxes on our pre-tax income. Desert Newco has been and will continue to be treated as a partnership for U.S. income tax purposes. As such, Desert Newco is considered a pass-through entity and generally does not pay income taxes on its taxable income in most jurisdictions. Instead, Desert Newco's members, of which we are one, are liable for federal and state income taxes based on their taxable income. Desert Newco is liable for income taxes in certain foreign jurisdictions, in those states not recognizing its pass-through status and for certain subsidiaries not taxed as pass-through entities. We have acquired the outstanding stock of various entities taxed as corporations, which are now owned 100% by us or our subsidiaries and are treated as an independent consolidated group for federal income tax purposes. Where required or allowed, these subsidiaries also file as a consolidated group for state income tax purposes. We anticipate this structure to remain in existence for the foreseeable future.
Our tax provision includes federal, state and foreign income taxes. The domestic and foreign components of our loss before income taxes were as follows:

	Year Ended December 31,
	2016	2015	2014
U.S. loss before tax	$(28.5)	$(121.2)	$(149.0)
Foreign income before tax	7.0	0.6	2.9
Loss before income taxes	$(21.5)	$(120.6)	$(146.1)

Our (provision) benefit for income taxes was as follows:

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$(0.3)	$(0.3)	$(0.1)
State	(0.3)	(0.1)	(0.3)
Foreign	(3.5)	(2.4)	(3.6)
	(4.1)	(2.8)	(4.0)
Deferred:
Federal	3.1	2.4	4.9
State	0.3	0.4	1.7
Foreign	0.3	0.2	0.2
	3.7	3.0	6.8
(Provision) benefit for income taxes	$(0.4)	$0.2	$2.8
A reconciliation of the statutory federal income tax rate to our effective income tax rate was as follows:

	Year Ended December 31,
	2016	2015	2014
Expected benefit at federal statutory tax rate (35% for 2016 and 2015; 34% for 2014)	$7.5	$42.2	$49.7
Effect of rates due to pass-through entities	(0.1)	2.8	(45.8)
Income of non-controlling interest	(1.8)	(15.6)	—
Foreign earnings	(0.9)	(2.2)	(2.5)
TRA liability adjustment	(3.8)	—	—
State taxes, net of federal benefit	0.1	5.4	1.5
Other	0.1	(0.7)	(0.1)
Valuation allowance	(1.5)	(31.7)	—
(Provision) benefit for income taxes	$(0.4)	$0.2	$2.8
The components of our net DTAs were as follows:

	December 31,
	2016	2015
DTAs:
Net operating losses	$167.4	$131.9
Credits and incentives	2.7	2.5
Investment in Desert Newco	188.3	4.7
Deferred interest	11.2	8.2
Other	2.3	1.6
Valuation allowance	(358.2)	(135.1)
Total DTAs	13.7	13.8
DTLs:
Identified intangible assets	(8.7)	(8.4)
Total DTLs	(8.7)	(8.4)
Net DTAs	$5.0	$5.4

As a result of the Reorganization Transactions and the IPO, we acquired LLC Units and have recognized a DTA for the difference between the financial reporting and tax basis of our investment in Desert Newco. In addition, we acquired certain tax attributes from these transactions, including $89.2 million of NOL and credit carryforwards, net of tax. During 2016, the DTAs associated with our investment in Desert Newco increased $183.6 million due to the exchange of LLC Units in the April 2016 secondary offering discussed in Note 5, the exchange of additional LLC Units and stock option exercises. We also recorded additional DTAs of $36.7 million in 2016 and $30.1 million in 2015 as a result of our portion of Desert Newco's NOLs and credit carryforwards, and of $3.0 million in 2016 and $8.2 million in 2015 for future interest deductions as a result of the liability under the TRAs. Based on our limited operating history and future projections of taxable income, we believe there is significant uncertainty as to when we will be able to utilize these NOLs, credit carryforwards and other DTAs. Therefore, we have recorded a valuation allowance against these DTAs because we have concluded it is more-likely-than-not they will not be realized.
As of December 31, 2016, we have federal, state and foreign gross NOLs, credits and incentives, a portion of which will begin to expire in 2030 and continue through 2036, as follows:

	Gross NOLs, Credits and Incentives	Portion Subject to a Valuation Allowance
Federal NOLs and credits	$424.6	$396.2
State NOLs, credits and incentives	500.9	480.2
Foreign NOLs	2.4	1.1
Total NOLs, credits and incentives	$927.9	$877.5
As of December 31, 2016, we have determined undistributed net earnings of $6.3 million related to certain subsidiaries are indefinitely reinvested in operations outside the U.S., which could become subject to additional taxes if remitted as dividends or loaned to a U.S. affiliate. The resulting U.S. income tax liabilities could be offset, in whole or in part, by credits allowable for taxes paid to foreign jurisdictions. The actual tax costs will depend on the income tax laws and circumstances at the time of the realization events.
We have filed income tax returns for years through 2015. These returns are subject to examination by the taxing authorities in the respective jurisdictions, generally for three or four years after they were filed. Based on our analysis of tax positions taken on income tax returns filed, we have determined a liability related to uncertain income tax positions is not required. Although we believe the amounts reflected in our tax returns substantially comply with applicable federal, state and foreign tax regulations, the respective taxing authorities may take contrary positions based on their interpretation of the law. A tax position successfully changed by a taxing authority could result in an adjustment to our benefit for income taxes in the period in which a final determination is made.
13.    Payable to Related Parties Pursuant to the TRAs
In the Investor Corp Mergers, we received certain tax attributes, including the OBAs and NOL carryforwards, from the Reorganization Parties. These OBAs entitle us to the depreciation and amortization previously allocable to the Reorganization Parties, which are allowed prior to the utilization of any NOL or tax credit carryforwards against income taxes.
Based on then current projections of taxable income, and before deduction of any specially allocated depreciation and amortization, we anticipated having enough taxable income to utilize a portion of these specially allocated deductions related to the OBAs. Accordingly, as of December 31, 2015, we recorded a liability under the TRAs of $151.6 million, with an offsetting reduction to additional paid-in capital, representing approximately 85% of the calculated tax savings based on the portion of the OBAs we anticipated being able to utilize in future years.
During 2016, we increased this liability through 1) a $38.5 million reduction of additional paid-in-capital as a result of the completion of the April 2016 secondary offering discussed in Note 5 and 2) a $12.5 million charge to our consolidated statement of operations, which was primarily due to: i) an increase in our ownership of Desert Newco, ii) the finalization of Desert Newco's 2015 taxable income allocated to us and iii) changes in estimated 2016 taxable income. As of December 31, 2016, the liability under the TRAs was $202.6 million.

The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact the liability under the TRAs. If these additional depreciation and amortization deductions are greater than our taxable income, the excess deductions allocated to us will increase the amount of our NOL carryforwards. We have determined it is more-likely-than-not we will be unable to utilize all of our DTAs subject to TRAs; therefore, we have not recorded a liability under the TRAs related to the tax savings we may realize from the utilization of NOL carryforwards and the amortization related to basis adjustments under Code Section 754 created by exchanges of LLC Units. If utilization of these DTAs becomes more-likely-than-not in the future, at such time, we will record liabilities under the TRAs of up to an additional $169.8 million as a result of basis adjustments under Code Section 754 and up to an additional $148.0 million related to the utilization of NOL and credit carryforwards, which will be recorded through charges to our consolidated statement of operations. However, if the tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRAs. In this scenario, the reduction of the liability under the TRAs would result in a benefit to our consolidated statement of operations.
14.    Loss Per Share
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows:

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net loss	$(21.9)	$(120.4)	$(143.3)
Less: net loss attributable to non-controlling interests	(5.4)	(73.0)	(100.1)
Net loss attributable to GoDaddy Inc.	$(16.5)	$(47.4)	$(43.2)
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	79,835	58,676	38,826
Effect of dilutive securities	—	—	—
Weighted-average shares of Class A common stock outstanding—diluted	79,835	58,676	38,826

Net loss per share of Class A common stock—basic and diluted	$(0.21)	$(0.81)	$(1.11)
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Year Ended December 31,
	2016	2015	2014
Options and vesting LLC Units	13,517	15,159	10,406
RSUs, warrants and ESPP shares	363	139	113
	13,880	15,298	10,519

Shares of Class B common stock do not share in our earnings and are not participating securities. Accordingly, separate presentation of net loss per share of Class B common stock under the two-class method has not been presented. Each share of Class B common stock (together with a corresponding LLC Unit) is exchangeable for one share of Class A common stock. Total shares of common stock outstanding were as follows:

	December 31,
	2016	2015
Class A common stock	88,558	67,083
Class B common stock	78,554	90,398
	167,112	157,481
15.    Geographic Information
Revenue by geography is based on the customer's billing address, and was as follows:

	Year Ended December 31,
	2016	2015	2014
U.S.	$1,350.1	$1,192.6	$1,038.8
International	497.8	414.7	348.5
	$1,847.9	$1,607.3	$1,387.3
No individual international country represented more than 10% of total revenue in any period presented. Substantially all of our assets are located in the U.S.
16.    Related Party Transactions
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
 During 2016, Desert Newco paid total distributions of $18.4 million based on ownership as of the various payment dates as follows: $7.3 million to YAM, $4.1 million to SLP, $3.9 million to KKR, $2.2 million to TVC and $0.9 million to other Desert Newco owners. Distributions paid in 2015 and 2014 were not material.
As of December 31, 2016, we have accrued $10.0 million for estimated tax distributions to Desert Newco's owners, excluding us, which is included in accrued expenses and other current liabilities. Following the finalization of 2016 taxable income allocated to each Desert Newco owner, these distributions will be paid by April 2017 to the Sponsors, Bob Parsons and other Desert Newco owners based on their ownership as of the payment dates.

Sponsors
Amounts paid to affiliates of KKR related to their participation as lenders under our Credit Facility were as follows:

	Year Ended December 31,
	2016	2015	2014
Principal	$0.1	$5.3	$0.2
Interest and other fees	0.8	1.4	2.2
As of December 31, 2016 and 2015, affiliates of KKR held $2.9 million and $28.8 million, respectively, of the outstanding principal balance of the Term Loan as participating lenders. Affiliates of KKR previously held $5.0 million of the outstanding principal balance of the Revolving Credit Loan as participating lenders, which was repaid in April 2015.
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
Bob Parsons and YAM
On December 16, 2011, we entered into an executive chairman services agreement with Bob Parsons pursuant to which we were obligated to provide customary benefits related to his service to us. In April 2015, we paid $3.0 million upon the termination of this agreement following the completion of the IPO, which was charged to general and administrative expenses. Following this payment, we have no further obligations under this agreement.
Payments made to YAM, other than those associated with the repayment of the senior note in April 2015, as described in Note 9, were as follows:

	Year Ended December 31,
	2016	2015	2014
Interest on the senior note	$—	$9.2	$27.0
YAM has indemnified us for certain taxes related to periods prior to December 16, 2011 and we have agreed to provide customary indemnification to Bob Parsons related to his service to us.
Other
In the ordinary course of business, we purchase and lease computer equipment, technology licensing and software maintenance and support from affiliates of Dell Inc. (Dell) of which Silver Lake and its affiliates have a significant ownership interest. During 2016, 2015 and 2014, we paid $15.4 million, $17.5 million and $16.1 million, respectively, to Dell.
17.     Selected Quarterly Financial Data (Unaudited)
The following table contains selected unaudited consolidated statement of operations information for each quarter of 2016 and 2015. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Our unaudited quarterly results were as follows:

	Three Months Ended
	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	Jun. 30, 2015	Mar. 31, 2015
Total revenue	$485.9	$472.1	$456.2	$433.7	$425.4	$411.1	$394.5	$376.3
Operating income (loss)	$17.9	$21.2	$9.7	$1.3	$12.2	$10.9	$(33.6)	$(20.5)
Net income (loss)	$(0.8)	$8.3	$(11.1)	$(18.3)	$(0.5)	$(5.2)	$(71.3)	$(43.4)
Net income (loss) attributable to GoDaddy Inc.	$(1.9)	$4.8	$(8.9)	$(10.5)	$0.1	$(2.5)	$(29.8)	$(43.4)
Net income (loss) per share of Class A common stock—basic	$(0.02)	$0.06	$(0.11)	$(0.15)	$0.00	$(0.04)	$(0.46)	$(0.34)
Net income (loss) per share of Class A common stock—diluted	$(0.02)	$0.05	$(0.11)	$(0.15)	$0.00	$(0.04)	$(0.46)	$(0.34)
18.     Subsequent Events
Agreement to Acquire Host Europe Holdings Limited
On December 5, 2016, we entered into an agreement to purchase all shares in Host Europe Holdings Limited (HEG) and certain loan notes issued by Host Europe Finance Co. Limited. Pursuant to the terms of the purchase agreement and subject to the conditions therein, on the closing date, we will purchase all of the outstanding shares of HEG and the related loan notes for approximately EUR 1.69 billion, including approximately EUR 605 million paid to the selling shareholders and approximately EUR 1.08 billion in assumed net debt, subject to certain specified adjustments.
Consummation of the transaction is subject to certain customary closing conditions, including obtaining all required regulatory approvals. The purchase agreement may be terminated at any time prior to the closing date by mutual written consent of the parties, and under certain other conditions, including in the event the transaction is not consummated by December 5, 2017.
We intend to finance the acquisition using the acquisition term loan discussed below and an asset sale bridge facility of up to EUR 500 million. We have received a lender commitment letter for the bridge facility, which is subject to customary conditions, including the consummation of the transaction, the accuracy of certain specified representations, the absence of a Company Material Adverse Effect (as defined in the purchase agreement) with respect to HEG, and other customary conditions. Terms of the bridge facility have not yet been finalized.
Credit Facility Refinancing
On February 15, 2017, we refinanced the Credit Facility to provide for: i) a $1,072.5 million seven-year term loan (the Refinanced Term Loan), ii) a second contingent $1,425.0 million tranche (the Acquisition Term Loan), which is intended to provide a portion of the financing for our proposed acquisition of HEG, and iii) a $150.0 million five-year revolving credit facility, which will increase to $200.0 million upon the closing of our acquisition of HEG (the Refinanced Revolving Credit Loan).
The Refinanced Term Loan was issued at a 0.25% discount on the face of the note at original issue for net proceeds of $1,069.8 million. The Refinanced Term Loan matures on February 15, 2024 and bears interest at a rate per annum of LIBOR plus 2.50%. We used the net proceeds from the Refinanced Term Loan to repay all amounts outstanding under our Term Loan.
The Acquisition Term Loan will be issued at a 0.25% discount on the face of the note at original issue for net proceeds of $1,421.4 million in connection with the closing of our proposed acquisition of HEG. The Acquisition Term Loan will have the same maturity date and interest rate as the Refinanced Term Loan. If the closing of the acquisition has not occurred by April 3, 2017, the Acquisition Term Loan will begin to accrue interest at a rate per annum of 1.25%, and if the closing of the acquisition has not occurred by April 16, 2017, it will begin to accrue interest at a rate per annum of LIBOR plus 2.50%.
The Refinanced Revolving Credit Loan matures on February 15, 2022 and bears interest at a rate per annum of LIBOR plus a margin ranging from 2.00% to 2.50%, with the margin determined based on our first lien net leverage ratio.

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
Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2016 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on our assessment under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of GoDaddy Inc.
We have audited GoDaddy Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). GoDaddy Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, GoDaddy Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GoDaddy Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders'/members equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 28, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Phoenix, Arizona
February 28, 2017

Item 9B. Other Information
None.
Part III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be included in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016 (the 2017 Proxy Statement) and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2017 Proxy Statement and is incorporated herein by reference.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics applicable to all of our employees, executive officers and directors. Our Code of Business Conduct and Ethics is available on our website in the Investor Relations section under the menu entry: Governance/Governance Documents (https://aboutus.godaddy.net/investor-relations/governance/default.aspx). To the extent mandated by legal requirements, we intend to disclose on our website any amendments to our Code of Business Conduct and Ethics, or any waivers of its requirements.
Item 11. Executive Compensation
The information required by this item will be included in the 2017 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in the 2017 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in the 2017 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be included in the 2017 Proxy Statement and is incorporated herein by reference.

Part IV.
Item 15. Exhibits, Financial Statement Schedules
We have filed the following documents as part of this Annual Report on Form 10-K:
Consolidated Financial Statements
Our consolidated financial statements are listed in the "Index to Consolidated Financial Statements" under Item 8 "Financial Statements and Supplementary Data."
Financial Statement Schedules
All other schedules have been omitted because they are either not required, not applicable or the required information is otherwise included.
Exhibits
See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GODADDY INC.

Date:	February 28, 2017	/s/ Blake J. Irving
Blake J. Irving Chief Executive Officer

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Blake J. Irving and Ray E. Winborne, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Blake J. Irving	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2017
Blake J. Irving
/s/ Ray E. Winborne	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2017
Ray E. Winborne
/s/ Charles J. Robel	Chairman of the Board of Directors	February 28, 2017
Charles J. Robel
/s/ Herald Y. Chen	Director	February 28, 2017
Herald Y. Chen
/s/ Richard H. Kimball	Director	February 28, 2017
Richard H. Kimball
/s/ Gregory K. Mondre	Director	February 28, 2017
Gregory K. Mondre
/s/ John I. Park	Director	February 28, 2017
John I. Park
/s/ Bob Parsons	Director	February 28, 2017
Bob Parsons
/s/ Elizabeth S. Rafael	Director	February 28, 2017
Elizabeth S. Rafael
/s/ Brian H. Sharples	Director	February 28, 2017
Brian H. Sharples
/s/ Lee E. Wittlinger	Director	February 28, 2017
Lee E. Wittlinger

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Reorganization Agreement dated as of March 31, 2015, by and among GoDaddy Inc., Desert Newco, LLC and the other parties named therein	8-K	001-36904	2.1	4/6/2015
2.2#	Agreement on the sale and purchase of all shares in Host Europe Holdings Limited and certain loan notes issued by Host Europe Finance Co. Limited, dated as of December 5, 2016, by and among Go Daddy Operating Company, LLC, Desert Newco, LLC, the Cinven Sellers identified on Schedule 1 thereto, the Minority Sellers identified in Schedule 2 thereto, the Management Sellers identified on Schedule 3 thereto, and Cinven Capital Management (V) GP Ltd, as the Sellers' Representative	8-K	001-36904	2.1	12/9/2016
2.3	Management Warranty Deed, dated as of December 5, 2016, by and among Patrick Pulvermüller and Tobias Mohr and Go Daddy Operating Company, LLC	8-K	001-36904	2.2	12/9/2016
3.1	Amended and Restated Certificate of Incorporation of GoDaddy Inc.	8-K	001-36904	3.1	4/6/2015
3.2	Amended and Restated Bylaws of GoDaddy Inc.	8-K	001-36904	3.2	4/6/2015
4.1	Specimen common stock certificate of GoDaddy Inc.	S-1/A	333-196615	4.1	3/19/2015
4.2	Amended and Restated Registration Rights Agreement, dated as of March 31, 2015, by and among GoDaddy Inc., Desert Newco, LLC and the other parties named therein	8-K	001-36904	10.3	4/6/2015
4.3	Stockholder Agreement, dated as of March 31, 2015, by and among GoDaddy Inc., Desert Newco, LLC and the other parties named therein	8-K	001-36904	10.4	4/6/2015
4.4	Exchange Agreement, dated as of March 31, 2015, by and among GoDaddy Inc., Desert Newco, LLC and the other parties named therein	8-K	001-36904	10.2	4/6/2015
4.5+	GoDaddy Inc. 2015 Equity Incentive Plan, and form of agreements thereunder	S-8	333-203166	4.2	4/1/2015
4.6+	GoDaddy Inc. 2015 Employee Stock Purchase Plan, as amended on June 27, 2016, and form of agreements thereunder	10-Q	001-36904	4.1	11/2/2016
4.7+	Desert Newco, LLC 2011 Unit Incentive Plan, as amended, and form of agreements thereunder	S-8	333-203166	4.4	4/1/2015
4.8+	Locu, Inc. Amended and Restated 2011 Equity Incentive Plan, and form of agreements thereunder	S-1/A	333-196615	10.10	2/13/2015
4.9+	Bootstrap, Inc. 2008 Stock Plan, and form of agreements thereunder	S-1/A	333-196615	10.11	2/13/2015
4.10+	The Go Daddy Group, Inc. 2006 Equity Incentive Plan	S-1/A	333-196615	10.28	3/19/2015
10.1	Third Amended and Restated Limited Liability Company Agreement of Desert Newco, LLC, dated as of March 31, 2015, by and among GoDaddy Inc., Desert Newco, LLC and the other parties named therein	8-K	001-36904	10.1	4/6/2015
10.2	Tax Receivable Agreement (Exchanges) dated as of March 31, 2015, by and among GoDaddy Inc. and the persons named therein	8-K	001-36904	10.5	4/6/2015
10.3	Tax Receivable Agreement (KKR Co-Invest Reorganization) dated as of March 31, 2015, by and among GoDaddy Inc. and GDG Co-Invest Blocker L.P.	8-K	001-36904	10.6	4/6/2015
10.4	Tax Receivable Agreement (KKR Reorganization) dated as of March 31, 2015, by and among GoDaddy Inc. and KKR 2006 GDG Blocker L.P.	8-K	001-36904	10.7	4/6/2015
10.5	Tax Receivable Agreement (SLP Reorganization) dated as of March 31, 2015, by and among GoDaddy Inc. and SLP III Kingdom Feeder I, L.P.	8-K	001-36904	10.8	4/6/2015
10.6	Tax Receivable Agreement (TCV Reorganization) dated as of March 31, 2015, by and among GoDaddy Inc. and TCV VII (A) L.P.	8-K	001-36904	10.9	4/6/2015
10.7	Restated and Amended Executive Chairman Services Agreement, dated March 4, 2015, by and between Desert Newco, LLC and Bob Parsons	S-1/A	333-196615	10.13	3/19/2015
10.8	Registrar Accreditation Agreement, dated July 14, 2013, by and between GoDaddy.com, LLC and Internet Corporation for Assigned Names and Numbers	S-1	333-196615	10.16	6/9/2014
10.9	.COM Registry-Registrar Agreement, dated July 5, 2012, by and between GoDaddy.com, LLC and VeriSign, Inc.	S-1	333-196615	10.17	6/9/2014
10.10	Amendment No. 4 to Credit Agreement, including as Annex A, the First Amended and Restated Credit Agreement, dated as of May 13, 2014, by and among Desert Newco, LLC, Go Daddy Operating Company, LLC, Barclays Bank PLC, Deutsche Bank Securities Inc., RBC Capital Markets, KKR Capital Markets LLC, J.P. Morgan Securities LLC, Morgan Stanley Senior Funding Inc., and Citigroup Global Markets, Inc.	S-1/A	333-196615	10.14	2/13/2015

EXHIBIT INDEX (continued)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.11	Amendment No. 5 to Credit Agreement, including as Annex A, the Second Amended and Restated Credit Agreement, dated as of February 15, 2017, by and among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, Inc., Barclays Bank PLC, Deutsche Bank Securities Inc., RBC Capital Markets, KKR Capital Markets LLC, J.P. Morgan Securities LLC, Morgan Stanley Senior Funding Inc., and Citigroup Global Markets, Inc.	8-K	001-36904	10.1	2/16/2017
10.12	Agreement, dated as of August 1, 2014, by and between The Go Daddy Group, Inc. and Desert Newco, LLC, and certain other parties named therein	S-1/A	333-196615	10.18	8/14/2014
10.13	Form of Indemnification Agreement	S-1/A	333-196615	10.20	2/24/2015
10.14+	Executive Incentive Compensation Plan	S-1/A	333-196615	10.22	2/24/2015
10.15	Form of Indemnification Agreement between the Company and its directors and officers	S-1/A	333-196615	10.20	2/24/2015
10.16+	Employment Agreement, dated as of June 1, 2014, by and among GoDaddy.com, LLC, Desert Newco, LLC and Blake Irving	S-1/A	333-196615	10.23	2/24/2015
10.17+	Employment Agreement, dated as of June 1, 2014, by and among GoDaddy.com, LLC, Desert Newco, LLC and Scott Wagner	S-1/A	333-196615	10.24	3/19/2015
10.18+	Employment Agreement, dated as of June 1, 2014, by and among GoDaddy.com, LLC, Desert Newco, LLC and Arne Josefsberg	S-1/A	333-196615	10.25	2/24/2015
10.19+	Employment Agreement, dated as of June 1, 2014, by and among GoDaddy.com, LLC, Desert Newco, LLC and James Carroll	10-Q	001-36904	10.1	8/4/2016
10.20+	Employment Agreement, dated as of August 1, 2016, by and among GoDaddy.com, LLC, Desert Newco, LLC and Ray E. Winborne	10-Q	001-36904	10.1	11/2/2016
10.21+	Offer Letter, dated February 18, 2016, between GoDaddy Inc. and Brian Sharples	8-K	001-36904	10.1	3/10/2016
21.1*	List of subsidiaries of GoDaddy Inc.
23.1*	Consent of independent registered public accounting firm
24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates management contract or compensatory plan or arrangement.
#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. GoDaddy Inc. agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request.
*	Filed herewith.
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