Form 10-Q
period 2017-03-31
GoDaddy Inc.
filed 2017-05-08
CIK 1609711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes    ☒    No    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                         ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒
As of May 4, 2017, there were 91,536,646 shares of GoDaddy Inc.'s Class A common stock, $0.001 par value per share, outstanding and 78,404,899 shares of GoDaddy Inc.'s Class B common stock, $0.001 par value per share, outstanding.

GoDaddy Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2017

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

•
our ability to integrate recent or potential future acquisitions, including our recent acquisition of Host Europe Holdings Limited (HEG) and to deliver a broader range of cloud-based products built on a single global technology platform;

•	our ability to sell HEG's PlusServer managed hosting business;

•	our ability to maintain our relationships with our partners;

•	adverse consequences of our substantial level of indebtedness and our ability to repay our debt;

•	our ability to maintain, protect and enhance our intellectual property;

•	our ability to maintain or improve our market share;

•	sufficiency of cash and cash equivalents to meet our needs for at least the next 12 months;

•	beliefs and objectives for future operations;

•	our ability to stay in compliance with laws and regulations currently applicable to, or which may become applicable to, our business both in the United States (U.S.) and internationally;

•	economic and industry trends or trend analysis;

•	the attraction and retention of qualified employees and key personnel;

•	the amount and timing of any payments we make under tax receivable agreements (TRAs) or for tax distributions;

•	the future trading prices of our Class A common stock;

•	the completion of our proposed public offering and repurchase of Desert Newco, LLC limited liability company units;
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

iii

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
GoDaddy Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share amounts in thousands and per share amounts)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$658.2	$566.1
Short-term investments	12.4	6.6
Accounts and other receivables	8.4	8.0
Registry deposits	18.7	20.6
Prepaid domain name registry fees	323.3	307.0
Prepaid expenses and other current assets	25.2	24.5
Total current assets	1,046.2	932.8
Property and equipment, net	228.1	231.0
Prepaid domain name registry fees, net of current portion	178.6	172.1
Goodwill	1,718.4	1,718.4
Intangible assets, net	701.1	716.5
Other assets	12.1	11.1
Deferred tax assets	5.4	5.0
Total assets	$3,889.9	$3,786.9
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$70.0	$61.7
Accrued expenses and other current liabilities	132.2	143.0
Payable to related parties for tax distributions	3.0	10.0
Deferred revenue	1,111.8	1,043.5
Long-term debt	6.0	4.0
Total current liabilities	1,323.0	1,262.2
Deferred revenue, net of current portion	559.1	532.7
Long-term debt, net of current portion	1,031.4	1,035.7
Payable to related parties pursuant to tax receivable agreements	197.6	202.6
Other long-term liabilities	39.4	39.5
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value - 50,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value - 1,000,000 shares authorized; 90,633 and 88,558 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	0.1	0.1
Class B common stock, $0.001 par value - 500,000 shares authorized; 78,410 and 78,554 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	0.1	0.1
Additional paid-in capital	645.8	608.3
Accumulated deficit	(48.1)	(48.7)
Accumulated other comprehensive income	0.7	2.7
Total stockholders' equity attributable to GoDaddy Inc.	598.6	562.5
Non-controlling interests	140.8	151.7
Total stockholders' equity	739.4	714.2
Total liabilities and stockholders' equity	$3,889.9	$3,786.9
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except share amounts in thousands and per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenue:
Domains	$240.8	$218.9
Hosting and presence	178.3	160.4
Business applications	70.6	54.4
Total revenue	489.7	433.7
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	176.8	154.4
Technology and development	80.2	71.7
Marketing and advertising	67.4	57.5
Customer care	67.0	61.7
General and administrative	61.0	48.2
Depreciation and amortization	31.6	38.9
Total costs and operating expenses	484.0	432.4
Operating income	5.7	1.3
Interest expense	(12.8)	(14.3)
Tax receivable agreements liability adjustment	5.0	(4.6)
Loss on debt extinguishment	(1.7)	—
Other income (expense), net	1.7	0.7
Loss before income taxes	(2.1)	(16.9)
Provision for income taxes	(1.0)	(1.4)
Net loss	(3.1)	(18.3)
Less: net loss attributable to non-controlling interests	(3.7)	(7.8)
Net income (loss) attributable to GoDaddy Inc.	$0.6	$(10.5)
Net income (loss) per share of Class A common stock:
Basic	$0.01	$(0.15)
Diluted	$0.01	$(0.15)
Weighted-average shares of Class A common stock outstanding:
Basic	89,600	67,834
Diluted	100,242	67,834
___________________________ (1) Costs and operating expenses include equity-based compensation expense as follows:
Technology and development	$8.4	$5.5
Marketing and advertising	1.7	1.9
Customer care	0.4	0.8
General and administrative	5.9	3.8
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statement of Stockholders' Equity (unaudited)
(In millions, except share amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest
	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2016	88,558	$0.1	78,554	$0.1	$608.3	$(48.7)	$2.7	$151.7	$714.2
Net income (loss)	—	—	—	—	—	0.6	—	(3.7)	(3.1)
Equity-based compensation expense	—	—	—	—	16.4	—	—	—	16.4
Stock option exercises	1,486	—	—	—	20.1	—	—	(6.2)	13.9
Effect of exchanges of LLC Units	144	—	(144)	—	1.0	—	—	(1.0)	—
Vesting of restricted stock units and other	445	—	—	—	—	—	(2.0)	—	(2.0)
Balance at March 31, 2017	90,633	$0.1	78,410	$0.1	$645.8	$(48.1)	$0.7	$140.8	$739.4
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(3.1)	$(18.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31.6	38.9
Equity-based compensation	16.4	12.0
Other	2.7	8.3
Changes in operating assets and liabilities, net of amounts acquired:
Registry deposits	1.9	(6.7)
Prepaid domain name registry fees	(22.8)	(19.6)
Deferred revenue	94.7	82.3
Other operating assets and liabilities	5.2	8.4
Net cash provided by operating activities	126.6	105.3
Investing activities
Purchases of short-term investments	(6.4)	(3.9)
Maturities of short-term investments	0.6	—
Acquisition-related payments	(4.0)	—
Purchases of property and equipment, excluding improvements	(18.7)	(11.9)
Purchases of leasehold and building improvements	(1.1)	(0.1)
Net cash used in investing activities	(29.6)	(15.9)
Financing activities
Proceeds received from:
Stock option exercises	13.9	6.4
Payments made for:
Distributions to holders of LLC Units	(7.0)	(5.1)
Repayment of term loan	—	(2.8)
Financing-related costs	(9.1)	—
Capital leases and other financing obligations	(2.7)	(4.2)
Net cash used in financing activities	(4.9)	(5.7)
Net increase in cash and cash equivalents	92.1	83.7
Cash and cash equivalents, beginning of period	566.1	348.0
Cash and cash equivalents, end of period	$658.2	$431.7
Supplemental cash flow information:
Cash paid during the period for:
Interest on long-term debt	$8.8	$11.6
Income taxes, net of refunds received	$1.4	$1.1
Supplemental information for non-cash investing and financing activities:
Accrued capital expenditures, excluding improvements, at period end	$6.7	$7.9
Accrued capital expenditures, leasehold and building improvements, at period end	$1.3	$0.7
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts in thousands and per share amounts)

1.    Organization and Background
Organization
We were incorporated on May 28, 2014 for the purpose of facilitating an IPO and other related organizational transactions, completed on April 7, 2015, in order to operate and control all of the business and affairs of Desert Newco. As sole managing member, we have all voting power in, and control the management of, Desert Newco. As a result, we consolidate Desert Newco’s financial results and report a non-controlling interest representing the economic interest held by the other members of Desert Newco. Non-controlling interest excludes any net income (loss) attributable directly to GoDaddy Inc. As of March 31, 2017, we owned approximately 54% of Desert Newco's limited liability company units (LLC Units).
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
Our interim condensed consolidated financial statements are unaudited. These financial statements have been prepared in accordance with GAAP, and in our opinion, include all adjustments of a normal recurring nature necessary for the fair presentation of the interim periods presented. The results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2017.
These financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016, (the 2016 Form 10-K).
Prior Period Reclassifications
Reclassifications of certain immaterial prior period amounts have been made to conform to the current period presentation.

Use of Estimates
GAAP requires us to make estimates and assumptions affecting amounts reported in our financial statements. Our more significant estimates include:

•	the determination of the best estimate of selling price of the deliverables included in multiple-deliverable revenue arrangements;

•	the fair value of assets acquired and liabilities assumed in business acquisitions;

•	the assessment of recoverability of long-lived assets, including property and equipment, goodwill and intangible assets;

•	the estimated reserve for refunds;

•	the estimated useful lives of intangible and depreciable assets;

•	the grant date fair value of equity-based awards;

•	the recognition, measurement and valuation of current and deferred income taxes;

•	the recognition and measurement of amounts payable under TRAs;

•	the recognition and measurement of amounts payable as tax distributions to Desert Newco's owners; and

•	the recognition and measurement of loss contingencies, indirect tax liabilities and certain accrued liabilities.
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

2.    Summary of Significant Accounting Policies
Derivative Financial Instruments
We enter into foreign exchange forward contracts with financial institutions to hedge certain forecasted sales transactions denominated in currencies other than the U.S. dollar. We designate these forward contracts as cash flow hedges, which are recognized as either assets or liabilities at fair value. We do not hold or issue derivative instruments for speculative or trading purposes. At March 31, 2017, the total notional amount of such contracts was $83.2 million, all having remaining maturities of nine months or less.
We reflect unrealized gains or losses on the effective portion of a cash flow hedge as a component of accumulated other comprehensive income. Gains and losses, once realized, are recorded as a component of accumulated other comprehensive income and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. Any ineffective portion of gains or losses are recorded as other income (expense), net and were immaterial during all periods presented. At inception, and each period, we evaluate the effectiveness of each of our hedges, and all hedges were determined to be effective.

Fair Value Measurements
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

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Reverse repurchase agreements(1)	$—	$135.0	$—	$135.0
Commercial paper	—	85.0	—	85.0
Short-term investments:
Certificates of deposit and time deposits	12.4	—	—	12.4
Total assets measured and recorded at fair value	$12.4	$220.0	$—	$232.4

(1)	Reverse repurchase agreements include an $80.0 million repurchase agreement with Morgan Stanley, callable with 31 days notice, and a $55.0 million one-week repurchase agreement with Wells Fargo.

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Reverse repurchase agreements(1)	$—	$130.0	$—	$130.0
Commercial paper	—	55.9	—	55.9
Short-term investments:
Certificates of deposit and time deposits	6.6	—	—	6.6
Total assets measured and recorded at fair value	$6.6	$185.9	$—	$192.5

(1)	Reverse repurchase agreements include an $80.0 million repurchase agreement with Morgan Stanley, callable with 31 days notice, and a $50.0 million one-week repurchase agreement with Wells Fargo.
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
The new standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The new standard is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. We will adopt the new standard effective January 1, 2018.
We have completed our initial assessment of the new standard and are in the process of further evaluating certain customer arrangements within each of our revenue streams to quantify potential impacts on the amount and timing of recognition for each performance obligation. Although we are still evaluating the potential impacts on our consolidated financial statements and internal accounting processes, we do not currently anticipate any changes to have a material impact. We currently plan to adopt the standard under the modified retrospective method. However, our final determination will depend on the results of our final assessment, which is expected to be completed by the third quarter of 2017.
Other Accounting Standards
In February 2016, the FASB issued new guidance related to accounting for leases. The new standard requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. We will adopt the new standard on January 1, 2019. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We are currently evaluating the expected impact of this standard.
In March 2016, the FASB issued new guidance changing the accounting for certain aspects of share-based payments to employees. The guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis and allows for an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance requires recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. We elected to continue to account for forfeitures on an estimated basis, and accordingly, our adoption of this guidance on January 1, 2017 did not have a material impact.
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
In October 2016, the FASB issued new guidance requiring us to recognize the income tax consequences of intra-entity assets transfers when the transfer occurs. Our adoption of this guidance on January 1, 2017 did not have a material impact.
In November 2016, the FASB issued new guidance requiring amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the amounts shown on the statement of cash flows. This new guidance is effective for us on January 1, 2018, and our adoption is not expected to have a material impact.
In January 2017, the FASB issued new guidance clarifying the definition of a business for determining whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The guidance provides a screen for an entity to use to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset is not a business. If the screen is not met, the guidance requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. The guidance also removes the evaluation of whether a market participant could replace missing elements. This new guidance is effective for us on January 1, 2018, and our adoption is not expected to have a material impact.
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

3.    Intangible Assets
Intangible assets, net are summarized as follows:

	March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Domains Sold	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	n/a	$445.0
Domain portfolio	120.5	n/a	$(15.9)	104.6
Finite-lived intangible assets:
Customer-related	358.5	$(245.9)	n/a	112.6
Developed technology	94.8	(59.7)	n/a	35.1
Trade names	11.1	(7.3)	n/a	3.8
	$1,029.9	$(312.9)	$(15.9)	$701.1

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Domains Sold	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	n/a	$445.0
Domain portfolio	120.5	n/a	$(14.4)	106.1
Finite-lived intangible assets:
Customer-related	367.4	$(245.4)	n/a	122.0
Developed technology	226.0	(187.0)	n/a	39.0
Trade names	11.9	(7.5)	n/a	4.4
	$1,170.8	$(439.9)	$(14.4)	$716.5
Customer-related intangible assets, developed technology and trade names have weighted-average useful lives from the date of purchase of 100 months, 73 months and 58 months, respectively. Amortization expense was $13.9 million and $21.9 million for the three months ended March 31, 2017 and 2016, respectively. The weighted-average remaining amortization period for amortizable intangible assets was 42 months as of March 31, 2017.
Based on the balance of finite-lived intangible assets at March 31, 2017, expected future amortization expense is as follows:

Year Ending December 31:
2017 (remainder of)	$43.5
2018	49.2
2019	30.0
2020	23.4
2021	2.6
Thereafter	2.8
$151.5

4.    Equity-Based Compensation Plans
As of December 31, 2016, 12,579 shares of Class A common stock were available for issuance as future awards under the 2015 Equity Incentive Plan (the 2015 Plan). On January 1, 2017, an additional 6,684 shares were reserved for issuance pursuant to the automatic increase provisions of the 2015 Plan. As of March 31, 2017, 16,909 shares were available for issuance as future awards under the 2015 Plan.
As of December 31, 2016, 2,123 shares of Class A common stock were available for issuance under the 2015 Employee Stock Purchase Plan (the ESPP). On January 1, 2017, an additional 1,000 shares were reserved for issuance pursuant to the ESPP. As of March 31, 2017, 3,123 shares were available for issuance under the ESPP.
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
The following table summarizes our option activity for the three months ended March 31, 2017:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Grant- Date Fair Value ($)	Weighted- Average Exercise Price ($)
Outstanding at December 31, 2016	18,628		14.06
Granted	1,101	14.69	36.81
Exercised	(1,486)		10.00
Forfeited	(423)		19.10
Outstanding at March 31, 2017	17,820		15.69
Vested and exercisable at March 31, 2017	9,978		10.48
The following table summarizes our RSU activity for the three months ended March 31, 2017:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Grant- Date Fair Value ($)
Outstanding at December 31, 2016	2,757
Granted	1,744	36.71
Vested	(446)
Forfeited	(95)
Outstanding at March 31, 2017	3,960
At March 31, 2017, total unrecognized compensation expense related to non-vested stock options and RSUs was $44.2 million and $87.5 million, respectively, with expected remaining weighted-average recognition periods of 2.2 years and 3.1 years, respectively. We currently believe the performance targets related to the vesting of performance awards will be achieved. If such targets are not achieved, or are subsequently determined to not be probable of being achieved, we will not recognize any compensation expense relating to performance awards not expected to vest, and will reverse any previously recognized expense on such awards.
The fair value of each ESPP share is estimated on the first day of each offering period using the Black-Scholes option pricing model, and is recognized as compensation expense on a straight-line basis over the term in which it is outstanding. As of March 31, 2017, $7.5 million has been withheld on behalf of employees for future purchases under the ESPP, which is included in accrued expenses and other current liabilities. At March 31, 2017, total unrecognized compensation expense related to ESPP shares was $0.8 million, which will be recognized during the second quarter of 2017.

5.    Deferred Revenue
Deferred revenue consists of the following:

	March 31, 2017	December 31, 2016
Current:
Domains	$563.9	$531.2
Hosting and presence	392.9	370.8
Business applications	155.0	141.5
	$1,111.8	$1,043.5
Noncurrent:
Domains	$325.0	$311.1
Hosting and presence	170.4	163.4
Business applications	63.7	58.2
	$559.1	$532.7
6.    Long-Term Debt
Long-term debt consists of the following:

	March 31, 2017	December 31, 2016
Term Loan (effective interest rate of 4.4% at March 31, 2017 and 4.9% at December 31, 2016)	1,072.5	1,072.5
Revolving Credit Loan	—	—
Total	1,072.5	1,072.5
Less: unamortized original issue discounts on long-term debt(1)	(33.0)	(30.5)
Less: unamortized debt issuance costs(1)	(2.1)	(2.3)
Less: current portion of long-term debt	(6.0)	(4.0)
	$1,031.4	$1,035.7

(1)	Original issue discounts and debt issuance costs are amortized to interest expense over the life of the related debt instruments using the effective interest method.
Term Loan and Revolving Credit Loan
Our amended and restated secured credit agreement (the Credit Facility) included a $1,100.0 million original balance term loan maturing on May 13, 2021 and an available $150.0 million revolving credit loan maturing on May 13, 2019.
On February 15, 2017, we refinanced the Credit Facility to provide for: i) a $1,072.5 million seven-year term loan (the Term Loan), ii) a second $1,425.0 million tranche (the Acquisition Term Loan), which was issued on April 3, 2017 upon the completion of our acquisition of HEG, and iii) a $150.0 million five-year revolving credit facility, which increased to $200.0 million upon the completion of our acquisition of HEG (the Revolving Credit Loan). See Note 13 for further information regarding our acquisition of HEG.
The refinanced Term Loan was issued at a 0.25% discount on the face of the note at original issue for net proceeds of $1,069.8 million and matures on February 15, 2024. Borrowings under the Term Loan bear interest at a rate equal to, at our option, either (a) LIBOR plus 2.50% per annum or (b) 1.50% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%.
The refinanced Revolving Credit Loan matures on February 15, 2022 and bears interest at a rate equal to, at our option, either (a) LIBOR plus a margin ranging from 2.00% to 2.50% per annum or (b) the higher of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) the one-month LIBOR rate plus 1.0% plus a margin ranging from 1.00% to 1.50% per annum, with the margins determined based on our first lien net leverage ratio. The refinanced Revolving Credit Loan also contains a financial covenant requiring us to maintain a maximum net leverage ratio of 5.75:1.00 at all times our usage exceeds 35.0% of the maximum capacity. The net leverage ratio is calculated as the ratio of first lien secured debt less cash and cash equivalents to consolidated EBITDA (as defined in the Credit Facility).
In evaluating the refinancing, we compared the net present value cash flows of the previous term loan and the refinanced Term Loan to determine whether the terms of the new debt and original instrument were "substantially different" on a creditor-by-creditor basis. Certain of the creditors in the loan syndication did not reinvest in the refinanced Term Loan, and we accounted for their proportionate share of the unamortized original issue discount and deferred financing costs as a $1.7 million loss on debt extinguishment. As the cash flows for all of the continuing creditors varied by less than 10% between the old and new instruments, we concluded that debt modification accounting was appropriate and fees paid to the lenders of $2.8 million were recorded as additional discount on the Term Loan. In addition, $3.2 million in fees paid to third parties were recorded as general and administrative expense.
At March 31, 2017, we had $150.0 million available for borrowing under the Revolving Credit Loan and were not in violation of any covenants of the Credit Facility.
The estimated fair value of the Term Loan was $1,076.5 million at March 31, 2017 based on observable market prices for this loan, which is traded in a less active market and is therefore classified as a Level 2 fair value measurement.
Future Debt Maturities
Aggregate principal payments, exclusive of any unamortized original issue discounts and debt issuance costs, due on long-term debt as of March 31, 2017 are as follows:

Year Ending December 31:
2017 (remainder of)	$8.0
2018	10.7
2019	10.7
2020	10.7
2021	10.7
Thereafter	1,021.7
$1,072.5
7.    Commitments and Contingencies
Litigation
From time-to-time, we are a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, putative class actions, commercial and consumer protection claims, labor and employment claims, breach of contract claims and other asserted and unasserted claims. We investigate claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. The amounts currently accrued for such matters are not material. While the results of such normal course claims and legal proceedings cannot be predicted with certainty, management does not believe, based on current knowledge and the likely timing of resolution of various matters, any additional reasonably possible potential losses above the amounts accrued for such matters would be material. Regardless of the outcome, legal proceedings may have an adverse effect on us because of defense costs, diversion of management resources and other factors.
Indemnifications
In the normal course of business, we have made indemnities under which we may be required to make payments in relation to certain transactions, including to our directors and officers to the maximum extent permitted under applicable state laws and indemnifications related to certain lease agreements. In addition, certain advertiser and reseller partner agreements contain indemnification provisions, which are generally consistent with those prevalent in the industry. We have not incurred material obligations under indemnification provisions historically, and do not expect to incur material obligations in the future. Accordingly, we have not recorded any liabilities related to such indemnities as of March 31, 2017 and December 31, 2016.

We include service level commitments to our customers guaranteeing certain levels of uptime reliability and performance for our hosting and premium DNS products. These guarantees permit those customers to receive credits in the event we fail to meet those levels, with exceptions for certain service interruptions including but not limited to periodic maintenance. We have not incurred any material costs as a result of such commitments during any of the periods presented, and have not recorded any liabilities related to such obligations as of March 31, 2017 and December 31, 2016.
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
As of March 31, 2017 and December 31, 2016, our accrual for estimated indirect tax liabilities was $6.6 million and $6.1 million, respectively, reflecting our best estimate of the probable liability based on an analysis of our business activities, revenues subject to indirect taxes and applicable regulations. Although we believe our indirect tax estimates and associated reserves are reasonable, the final determination of indirect tax audits and any related litigation could be materially different than the amounts established for indirect tax contingencies.

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
Based on our limited operating history and future projections of taxable income, we believe there is significant uncertainty as to when we will be able to utilize our net operating losses (NOLs), credit carryforwards and other deferred tax assets (DTAs). Therefore, we have recorded a valuation allowance against the DTAs for which we have concluded it is more-likely-than-not they will not be realized.
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

9.    Payable to Related Parties Pursuant to the TRAs
As of December 31, 2016, our liability under the TRAs was $202.6 million, representing approximately 85% of the calculated tax savings based on the portion of the original basis adjustments we anticipated being able to utilize in future years. During the three months ended March 31, 2017, we decreased this liability by $5.0 million primarily as a result of tax deductions related to employee stock option exercises which reduced our forecasted taxable income. As of March 31, 2017, the liability under the TRAs was $197.6 million.
The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact the liability under the TRAs. We have determined it is more-likely-than-not we will be unable to utilize all of our DTAs subject to the TRAs; therefore, we have not recorded a liability under the TRAs related to the tax savings we may realize from the utilization of NOL carryforwards and the amortization related to basis adjustments under Code Section 754 created by exchanges of LLC Units. If utilization of these DTAs becomes more-likely-than-not in the future, at such time, we will record liabilities under the TRAs of up to an additional $169.7 million as a result of basis adjustments under Code Section 754 and up to an additional $157.0 million related to the utilization of NOL and credit carryforwards, which will be recorded through charges to our consolidated statement of operations. However, if the tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRAs. In this scenario, the reduction of the liability under the TRAs would result in a benefit to our consolidated statement of operations.
10.    Income (Loss) Per Share
Basic income (loss) per share is computed by dividing net income (loss) attributable to GoDaddy Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive shares, including outstanding options, RSUs and ESPP shares. In periods when we have a net loss, potentially issuable shares are excluded from the calculation of earnings per share as their inclusion would have an antidilutive effect.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended March 31,
	2017	2016
Numerator:
Net loss	$(3.1)	$(18.3)
Less: net loss attributable to non-controlling interests	(3.7)	(7.8)
Net income (loss) attributable to GoDaddy Inc.	$0.6	$(10.5)
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	89,600	67,834
Effect of dilutive securities:
Options and vesting LLC Units	9,705	—
RSUs and ESPP shares	937	—
Weighted-average shares of Class A Common stock outstanding—diluted	100,242	67,834

Net income (loss) per share of Class A common stock—basic	$0.01	$(0.15)
Net income (loss) per share of Class A common stock—diluted	$0.01	$(0.15)

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted income (loss) per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended March 31,
	2017	2016
Options and vesting LLC Units	—	16,302
RSUs and ESPP shares	—	80
	—	16,382
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

	March 31, 2017	December 31, 2016
Class A common stock	90,633	88,558
Class B common stock	78,410	78,554
	169,043	167,112
11.    Geographic Information
Revenue by geography is based on the customer's billing address, and was as follows:

	Three Months Ended March 31,
	2017	2016
U.S.	$355.4	$318.9
International	134.3	114.8
	$489.7	$433.7
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

As of December 31, 2016, our accrual for tax distributions related to estimated taxable income allocations to Desert Newco's owners for 2016, excluding us, was $10.0 million. In January 2017, we paid $7.0 million of such distributions based on ownership as of the payment date as follows: $2.8 million to YAM, $1.6 million to Silver Lake, $1.5 million to KKR, $0.8 million to TCV and $0.3 million to other Desert Newco owners. The remaining accrual was paid in April 2017 as follows: $1.2 million to YAM, $0.7 million to Silver Lake, $0.6 million to KKR, $0.4 million to TCV and $0.1 million to other Desert Newco owners.
An additional accrual for tax distributions was not required for the quarter ended March 31, 2017.
Other
In the ordinary course of business, we purchase and lease computer equipment, technology licensing and software maintenance and support from affiliates of Dell Inc. (Dell) of which Silver Lake and its affiliates have a significant ownership interest. During the three months ended March 31, 2017 and 2016, we paid $3.0 million and $4.0 million, respectively, to Dell.
13.    Subsequent Events
Acquisition of Host Europe Holdings Limited
On April 3, 2017, we completed the previously-announced acquisition of HEG. Pursuant to the terms of the purchase agreement, we purchased all of the outstanding shares of HEG and certain loan notes issued by Host Europe Finance Co. Ltd. for EUR 1.7 billion (approximately $1.9 billion). We funded the acquisition with the proceeds from the Acquisition Term Loan and the Bridge Loan, both of which are described below.
The purchase price will be allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values at the acquisition date. We are currently preparing the valuations and other procedures necessary to determine the purchase price allocation, and will record our initial fair value estimates during the three months ending June 30, 2017.
HEG is a United Kingdom-based provider of domains, web hosting, applications hosting and managed hosting services to small and medium-sized customers throughout Europe. We believe the acquisition of HEG will accelerate our expansion in Europe through the delivery of a broader range of cloud-based products, built on a single global technology platform, and supported by a high level of customer care to help small businesses and web designers succeed online.
The acquisition includes HEG's PlusServer brand, an entity serving larger, more mature companies, which requires a dedicated field sales force and account management. Because its business model differs from ours, we plan to sell the PlusServer business.
Acquisition Term Loan and Revolving Credit Facility Increase
As discussed in Note 6, we refinanced our existing Credit Facility in February 2017. Pursuant to the terms of the amended credit agreement, we drew down the $1,425.0 million Acquisition Term Loan in connection with the completion of the HEG acquisition. The Acquisition Term Loan was issued at a 0.25% discount on the face of the note at original issue for net proceeds of $1,421.4 million. The Acquisition Term Loan has the same maturity date and interest rate as the refinanced Term Loan. We also incurred fees of $22.7 million, which will be recorded as deferred financing costs and will be amortized to interest expense over the term of the debt.
The refinancing also provided for an increase in the availability under our Revolving Credit Loan to $200.0 million upon the completion of the HEG acquisition.
On April 3, 2017, we entered into two swap arrangements. In connection with the closing of the Acquisition Term Loan, we entered into a five-year interest rate swap arrangement to effectively convert $1,325.4 million of the variable rate debt to fixed. The objective of the swap is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged. Additionally, in order to manage variability due to movements in foreign currency rates, we entered into a five-year cross-currency swap arrangement with a notional amount of $1,325.4 million to convert EUR cash flows into U.S. dollars. Both the interest rate swap and the cross-currency swap will be designated as cash flow hedges.

Bridge Loan
On April 3, 2017, we entered into a credit agreement, pursuant to which we borrowed an aggregate principal amount of EUR 500 million (approximately $533.0 million) (the Bridge Loan) in connection with the HEG acquisition. The Bridge Loan was issued at a 0.25% discount at original issue for net proceeds of EUR 498.8 million (approximately $531.7 million). It matures on April 3, 2018, but may be extended at our sole discretion to April 3, 2019, subject to the payment of a fee equal to 0.50% of the aggregate amount of the Bridge Loan outstanding as of the initial maturity date. The Bridge Loan bears interest at a rate per annum of EURIBOR (not less than 1.0%) plus 2.75%. If the Bridge Loan remains outstanding following the initial maturity date, the Bridge Loan will accrue interest at a rate per annum of EURIBOR (not less than 1.0% plus 3.5%). We also incurred fees of EUR 6.3 million (approximately $6.7 million), which will be recorded as deferred financing costs and will be amortized to interest expense over the term of the debt.
Pursuant to the terms of the Bridge Loan, if we sell or otherwise dispose of the PlusServer business, we must prepay the Bridge Loan with an amount equal to 100% of the net cash proceeds from that sale or disposition.
All obligations under the Bridge Loan are guaranteed by the assets of substantially all of our domestic subsidiaries.
Other Acquisition
In April 2017, we completed an acquisition for cash of $54.7 million, including $9.0 million payable in future periods upon expiration of the contractual holdback period, and additional contingent earn-out payments of up to $30.0 million subject to the achievement of certain performance milestones and revenue targets.
Secondary Offering and LLC Unit Repurchase
On May 4, 2017, we priced an underwritten public offering in which the Sponsors and YAM expect to sell an aggregate of 24,000 shares of our Class A common stock at a public offering price of $38.50 per share. We will not receive any of the proceeds from the shares sold by the selling stockholders; however, we expect to receive $3.7 million in proceeds from our sale of 100 additional shares of Class A common stock in the offering. The offering is expected to include the exchange of 14,214 LLC Units (together with the corresponding shares of Class B common stock) for Class A common stock by the selling stockholders, which will result in a material increase to the TRA liability during the three months ending June 30, 2017. The selling stockholders have also granted the underwriters an option to purchase up to an additional 3,615 shares of Class A common stock within 30 days of the completion of the offering. Substantially concurrent with the completion of the offering, we intend to repurchase an aggregate of $275.0 million of LLC Units from the Sponsors and YAM at the same per share price, net of discounts and commissions, paid by the underwriters to the selling stockholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q as well as our audited consolidated financial statements and related notes and the discussion in the “Business” and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of our 2016 Form 10-K.
(Throughout this discussion and analysis, dollars are in millions, excluding ARPU or unless otherwise noted.)
First Quarter Financial Highlights
Below are our key financial highlights as of and for the three months ended March 31, 2017. All comparisons are to the three months ended March 31, 2016.

•	Total revenue of $489.7 million, an increase of 12.9%, or approximately 13.7% on a constant currency basis(1).

•	International revenue of $134.3 million, an increase of 17.0%, or approximately 19.9% on a constant currency basis(1).

•	Total bookings(2) of $624.8 million, an increase of 12.0%, or approximately 12.7% on a constant currency basis(1).

•	Net loss was $3.1 million.

•	Total customers increased 6.9% to 15.1 million.

•	Average revenue per user increased 6.4% to $130.

•	Cash and cash equivalents were $658.2 million.

•	Net cash provided by operating activities was $126.6 million.

•	Capital expenditures were $19.8 million.
(1) Discussion of constant currency is set forth in "Quantitative and Qualitative Disclosures about Market Risk."
(2) A reconciliation of total bookings to total revenue, the most directly comparable GAAP financial measure, is set forth in "Reconciliation of Bookings" below.
Key Metrics
In addition to our results determined in accordance with GAAP, we believe the operating metrics below are useful as supplements in evaluating our ongoing operational performance and help provide an enhanced understanding of our business:

	Three Months Ended March 31,
	2017	2016

Total bookings	$624.8	$557.8
Total customers at period end (in thousands)	15,085	14,107
Average revenue per user	$130	$123
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

Total bookings increased 12.0% from $557.8 million for the three months ended March 31, 2016 to $624.8 million for the three months ended March 31, 2017. This increase was primarily driven by a 6.9% increase in total customers since March 31, 2016, a 3.2% increase in domains under management over the same period, continued increases in aftermarket domain sales, broadened customer adoption of non-domains products and a higher growth rate associated with our increased international presence, partially offset by the impact of adverse movements in foreign currency exchange rates.
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
Total customers increased 6.9% from 14,107 as of March 31, 2016 to 15,085 as of March 31, 2017. Our customer growth primarily resulted from our increased international presence, our ongoing marketing and advertising initiatives and our enhanced and expanded product offerings.
Average revenue per user (ARPU). We calculate ARPU as total revenue during the preceding 12 month period divided by the average of the number of total customers at the beginning and end of the period. ARPU provides insight into our ability to sell additional products to customers, though the impact to date has been muted due to our continued growth in total customers.
ARPU increased 6.4% from $123 for the three months ended March 31, 2016 to $130 for the three months ended March 31, 2017, primarily due to broadened customer adoption of our products resulting in increased customer spend and revenue from acquired businesses, partially offset by the impact of adverse movements in foreign currency exchange rates.
Reconciliation of Bookings
The following table reconciles total bookings to total revenue, its most directly comparable GAAP financial measure.

	Three Months Ended March 31,
	2017	2016

Total Bookings:
Total revenue	$489.7	$433.7
Change in deferred revenue(1)	93.7	83.3
Net refunds	39.9	38.4
Other	1.5	2.4
Total bookings	$624.8	$557.8

(1)	Change in deferred revenue also includes the impact of realized gains or losses from the hedging of bookings in foreign currencies.

Results of Operations
The following table sets forth our consolidated results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2017		2016
	$	% of Total Revenue	$	% of Total Revenue

Revenue:
Domains	$240.8	49.2%	$218.9	50.5%
Hosting and presence	178.3	36.4%	160.4	37.0%
Business applications	70.6	14.4%	54.4	12.5%
Total revenue	489.7	100.0%	433.7	100.0%
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	176.8	36.1%	154.4	35.6%
Technology and development	80.2	16.4%	71.7	16.5%
Marketing and advertising	67.4	13.8%	57.5	13.3%
Customer care	67.0	13.7%	61.7	14.2%
General and administrative	61.0	12.4%	48.2	11.1%
Depreciation and amortization	31.6	6.4%	38.9	9.0%
Total costs and operating expenses	484.0	98.8%	432.4	99.7%
Operating income	5.7	1.2%	1.3	0.3%
Interest expense	(12.8)	(2.6)%	(14.3)	(3.3)%
Tax receivable agreements liability adjustment	5.0	1.0%	(4.6)	(1.1)%
Loss on debt extinguishment	(1.7)	(0.3)%	—	—%
Other income (expense), net	1.7	0.3%	0.7	0.2%
Loss before income taxes	(2.1)	(0.4)%	(16.9)	(3.9)%
Provision for income taxes	(1.0)	(0.2)%	(1.4)	(0.3)%
Net loss	(3.1)	(0.6)%	(18.3)	(4.2)%
Less: net loss attributable to non-controlling interests	(3.7)	(0.7)%	(7.8)	(1.8)%
Net income (loss) attributable to GoDaddy Inc.	$0.6	0.1%	$(10.5)	(2.4)%
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
The following table presents our revenue during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Change
	2017	2016	$	%

Domains	$240.8	$218.9	$21.9	10.0%
Hosting and presence	178.3	160.4	17.9	11.2%
Business applications	70.6	54.4	16.2	29.8%
Total revenue	$489.7	$433.7	$56.0	12.9%
Total revenue increased $56.0 million, or 12.9%, from $433.7 million for the three months ended March 31, 2016 to $489.7 million for the three months ended March 31, 2017. This increase was primarily driven by growth in total customers and ARPU, as well as revenue from acquired businesses. Total customers increased 1.0 million, or 6.9%, to 15.1 million as of March 31, 2017. The increase in customers impacted each of our revenue lines, as the additional customers purchased subscriptions across our product portfolio.
Domains
Domains revenue increased $21.9 million, or 10.0%, from $218.9 million for the three months ended March 31, 2016 to $240.8 million for the three months ended March 31, 2017. This increase was primarily attributable to the 3.2% increase in domains under management from 62.5 million as of March 31, 2016 to 64.5 million as of March 31, 2017, which was driven by our international growth and strong renewals. Increased aftermarket domain sales also contributed to the revenue increase.
Hosting and presence
Hosting and presence revenue increased $17.9 million, or 11.2%, from $160.4 million for the three months ended March 31, 2016 to $178.3 million for the three months ended March 31, 2017. The increase was primarily attributable to a $15.2 million increase in revenue from our website hosting and website building products and services.
Business applications
Business applications revenue increased $16.2 million, or 29.8%, from $54.4 million for the three months ended March 31, 2016 to $70.6 million for the three months ended March 31, 2017. This increase was primarily driven by increased customer adoption of our expanded email and productivity solutions.
Costs and Operating Expenses
Cost of revenue
Costs of revenue are the direct costs we incur in connection with selling an incremental product to our customers. Substantially all cost of revenue relates to domain registration fees paid to the various domain registries, payment processing fees, third-party commissions and licensing fees for third-party productivity applications. Similar to our billing practices, we pay domain costs at the time of purchase for the life of each subscription, but recognize the costs of service ratably over the term of our customer contracts. The terms of registry pricing are established by agreements between registries and registrars, and can vary significantly depending on the top-level domain (TLD). We expect cost of revenue to increase in absolute dollars in future periods as we expand our domains business, increase our sales of third-party productivity applications, increase our customer base and expand our international presence. Cost of revenue may increase or decrease as a percentage of total revenue, depending on the mix of products sold in a particular period and the sales and marketing channels used.

	Three Months Ended March 31,		Change
	2017	2016	$	%

Cost of revenue (excluding depreciation and amortization)	$176.8	$154.4	$22.4	14.5%
Cost of revenue increased $22.4 million, or 14.5%, from $154.4 million for the three months ended March 31, 2016 to $176.8 million for the three months ended March 31, 2017. This increase was primarily attributable to increased domain costs driven by the 3.2% increase in domains under management, higher registration costs associated with many new gTLDs and increased aftermarket domain sales, a $6.1 million increase in software licensing fees primarily related to increased sales of email and productivity solutions and increased third-party commissions driven by the increased aftermarket domain sales.
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

	Three Months Ended March 31,		Change
	2017	2016	$	%

Technology and development	$80.2	$71.7	$8.5	11.9%
Technology and development expenses increased $8.5 million, or 11.9%, from $71.7 million for the three months ended March 31, 2016 to $80.2 million for the three months ended March 31, 2017. This increase was primarily attributable to increased compensation-related costs driven by higher average headcount associated with the continued growth of our business.
Marketing and advertising
Marketing and advertising expenses represent the costs associated with attracting and acquiring customers, primarily consisting of fees paid to third parties for marketing and advertising campaigns across television and radio, search engines, online display, social media and spokesperson and event sponsorships. These expenses also include personnel costs and affiliate program commissions. We expect marketing and advertising expenses to fluctuate both in absolute dollars and as a percentage of total revenue depending on both the mix of internal and external marketing resources used and the size and scope of our future campaigns, particularly related to new product introductions and the growth of our international business.

	Three Months Ended March 31,		Change
	2017	2016	$	%

Marketing and advertising	$67.4	$57.5	$9.9	17.2%
Marketing and advertising expenses increased $9.9 million, or 17.2%, from $57.5 million for the three months ended March 31, 2016 to $67.4 million for the three months ended March 31, 2017. The increase was primarily attributable to increased discretionary advertising spend driven by our international growth and new product launches.

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

	Three Months Ended March 31,		Change
	2017	2016	$	%

Customer care	$67.0	$61.7	$5.3	8.6%
Customer care expenses increased $5.3 million, or 8.6%, from $61.7 million for the three months ended March 31, 2016 to $67.0 million for the three months ended March 31, 2017. The increase was driven by the continued growth of our business and our international expansion.
General and administrative
General and administrative expenses primarily consist of personnel costs for our administrative functions, professional service fees, office rent for all locations, all employee travel expenses, acquisition-related expenses and other general costs. We expect general and administrative expenses to increase in absolute dollars in the future as a result of our overall growth, increased personnel costs and public company expenses.

	Three Months Ended March 31,		Change
	2017	2016	$	%

General and administrative	$61.0	$48.2	$12.8	26.6%
General and administrative expenses increased $12.8 million, or 26.6%, from $48.2 million for the three months ended March 31, 2016 to $61.0 million for the three months ended March 31, 2017. This increase was primarily due to $3.2 million of additional professional service fees associated with our debt refinancing, a $3.1 million increase in acquisition-related expenses, primarily related to HEG, and increased compensation-related costs associated with the continued growth of our business.
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

	Three Months Ended March 31,		Change
	2017	2016	$	%

Depreciation and amortization	$31.6	$38.9	$(7.3)	(18.8)%
Depreciation and amortization expenses decreased $7.3 million, or 18.8%, from $38.9 million for the three months ended March 31, 2016 to $31.6 million for the three months ended March 31, 2017. The decrease primarily results from certain intangible assets becoming fully amortized during 2016.

Interest expense

	Three Months Ended March 31,		Change
	2017	2016	$	%

Interest expense	$12.8	$14.3	$(1.5)	(10.5)%
Interest expense decreased $1.5 million, or 10.5%, from $14.3 million for the three months ended March 31, 2016 to $12.8 million for the three months ended March 31, 2017, primarily driven by interest savings resulting from the refinancing of our term loan in February 2017.
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
Acquisition of HEG
On April 3, 2017, we completed the previously-announced acquisition of HEG. Pursuant to the terms of the purchase agreement, we purchased all of the outstanding shares in HEG and related loan notes for EUR 1.7 billion (approximately $1.9 billion). The acquisition was financed using the Acquisition Term Loan and the Bridge Loan, both of which are discussed below.
Credit Facility
Our Credit Facility, which was refinanced on February 15, 2017, consists of a $1,072.5 million term loan maturing on February 15, 2024, the $1,425.0 million Acquisition Term Loan maturing on February 15, 2024, which was used to partially finance our acquisition of HEG, and a $200.0 million Revolving Credit Loan maturing on February 15, 2022. See further discussion of the Credit Facility in Notes 6 and 13 to our condensed consolidated financial statements.
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
The Credit Facility contains covenants restricting, among other things, our ability, or the ability of our subsidiaries, to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes including mergers and consolidations, sell assets, make restricted payments including dividends, distributions and investments, prepay junior indebtedness and engage in operations other than in connection with acting as a holding company, subject to customary exceptions. The refinanced Revolving Credit Loan also contains a financial covenant requiring us to maintain a maximum net leverage ratio of 5.75:1.00 at all times our usage exceeds 35.0% of the maximum capacity. The net leverage ratio is calculated as the ratio of first lien secured debt less cash and cash equivalents to consolidated EBITDA (as defined in the Credit Facility). As of March 31, 2017, we were in compliance with all such covenants and had no amounts drawn on the Revolving Credit Loan.
Bridge Loan
On April 3, 2017, we entered into a credit agreement, pursuant to which we borrowed an aggregate principal amount of EUR 500.0 million (approximately $533.0 million) (the Bridge Loan) in connection with the HEG acquisition. The Bridge Loan matures on April 3, 2018 but may be extended an additional year at our sole discretion. If we sell or otherwise dispose of HEG's PlusServer business, we must prepay the Bridge Loan with the net cash proceeds of the sale. We intend the repay the Bridge Loan in full following our planned sale of PlusServer. Should the net proceeds be less than the amount required for such repayment, we will need to use our cash and cash equivalents or draw on our Revolving Credit Loan for this repayment. All obligations under the Bridge Loan are guaranteed by the assets of substantially all of our domestic subsidiaries. See Note 13 to our condensed consolidated financial statements for further discussion.
Other Acquisition
In April 2017, we completed an acquisition for cash of $54.7 million, including $9.0 million payable in future periods upon expiration of the contractual holdback period, and additional contingent earn-out payments of up to $30.0 million subject to the achievement of certain performance milestones and revenue targets.
Tax Receivable Agreements
As of March 31, 2017, the liability under the TRAs was $197.6 million, as described in Note 9 to our condensed consolidated financial statements.
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
On May 4, 2017, we priced an underwritten public offering in which the Sponsors and YAM expect to sell an aggregate of 24,000 shares of our Class A common stock at a public offering price of 38.50 per share. We will not receive any of the proceeds from the shares sold by the selling stockholders; however, we expect to receive $3.7 million in proceeds from our sale of 100 additional shares of Class A common stock in the offering. The offering is expected to include the exchange of 14,214 LLC Units (together with the corresponding shares of Class B common stock) for Class A common stock by the selling stockholders. The selling stockholders have also granted the underwriters an option to purchase up to an additional 3,615 shares of Class A common stock within 30 days of the completion of the offering. We estimate the increase to the TRA liability following these exchanges to be a maximum of $440.0 million, which assumes, among other things, that the underwriters exercise their option to purchase the additional shares and that there are no limitations on the utilization of tax attributes associated with the TRA liability. We will complete the final calculation during the second quarter, at which time we will record the TRA liability as a reduction of additional paid-in capital.
Substantially concurrent with the completion of the offering, we intend to repurchase an aggregate of $275.0 million of LLC Units from the Sponsors and YAM at the same per share price, net of discounts and commissions, paid by the underwriters to the selling stockholders. The repurchase will not result in an incremental TRA liability; however, it will increase the per unit basis of the remaining LLC Units held by each of the selling stockholders. This results in a deferral of the recording of the TRA liability until the future exchange of LLC Units by such selling stockholders.
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
As of December 31, 2016, our accrual for tax distributions related to estimated taxable income allocations to Desert Newco's owners for 2016, excluding us, was $10.0 million. In January 2017, we paid $7.0 million of such distributions based on ownership as of the payment date as follows: $2.8 million to YAM, $1.6 million to Silver Lake, $1.5 million to KKR, $0.8 million to TCV and $0.3 million to other Desert Newco owners. The remaining accrual was paid in April 2017 as follows: $1.2 million to YAM, $0.7 million to Silver Lake, $0.6 million to KKR, $0.4 million to TCV and $0.1 million to other Desert Newco owners.
An additional accrual for tax distributions was not required for the quarter ended March 31, 2017. We may be required to make additional payments to Desert Newco’s owners related to taxable income allocations for the remainder of 2017. However, because the calculation of such payments is based on future taxable income and other variables, there is significant uncertainty as to whether or not such distributions will be required.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2017	2016

Net cash provided by operating activities	$126.6	$105.3
Net cash used in investing activities	(29.6)	(15.9)
Net cash used in financing activities	(4.9)	(5.7)
Net increase in cash and cash equivalents	$92.1	$83.7
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
Net cash provided by operating activities increased $21.3 million from $105.3 million during the three months ended March 31, 2016 to $126.6 million during the three months ended March 31, 2017, primarily due to a $4.4 million improvement in our operating income and a $14.6 million increase in cash resulting from net changes in working capital driven by our bookings growth and offset by $12.7 million paid in 2017 from an additional pay period as compared to 2016.

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
Net cash used in investing activities increased $13.7 million from $15.9 million during the three months ended March 31, 2016 to $29.6 million during the three months ended March 31, 2017, primarily due to a $7.8 million increase in capital expenditures and $4.0 million paid in 2017 related to recent business acquisitions.
Financing Activities
Our financing activities primarily consist of the repayment of principal on long-term debt, stock option activity and the payment of tax distributions to holders of LLC Units.
Net cash used in financing activities decreased $0.8 million from $5.7 million during the three months ended March 31, 2016 to $4.9 million during the three months ended March 31, 2017. The significant changes in financing cash flow included $9.1 million of financing costs paid in connection with the refinancing of our long-term debt in 2017 and a $7.5 million increase in proceeds received from stock option exercises.
Deferred Revenue
Deferred revenue consists of sales for products not yet recognized as revenue at the end of a period. Deferred revenue as of March 31, 2017 was $1,670.9 million, and is expected to be recognized as revenue as follows:

	Remainder of 2017	2018	2019	2020	2021	Thereafter	Total

Domains	$485.1	$215.4	$81.1	$45.3	$26.9	$35.1	$888.9
Hosting and presence	342.5	139.3	54.6	15.2	6.1	5.6	563.3
Business applications	135.8	51.9	20.0	6.2	2.8	2.0	218.7
	$963.4	$406.6	$155.7	$66.7	$35.8	$42.7	$1,670.9
Off-Balance Sheet Arrangements
As of March 31, 2017 and December 31, 2016, we had no off-balance sheet arrangements that had, or which are reasonably likely to have, a material effect on our consolidated financial statements.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP, and in doing so, we have to make estimates, assumptions and judgments affecting the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosure of contingent assets and liabilities. We base our estimates, assumptions and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances, and we evaluate these estimates, assumptions and judgments on an ongoing basis. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements, which, in turn, could change our results from those reported. We refer to estimates, assumptions and judgments of this type as our critical accounting policies and estimates, which we discuss in our 2016 Form 10-K. We review our critical accounting policies and estimates with the audit committee of our board of directors on an annual basis.
There have been no material changes in our critical accounting policies from those disclosed in our 2016 Form 10-K.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 2 to our condensed consolidated financial statements.

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
Foreign Currency Risk
A portion of our bookings, revenue and operating expenses is denominated in foreign currencies, which are subject to exchange rate fluctuations. Our most significant foreign currency exposures are the Euro, the British pound, the Indian rupee and the Canadian dollar. Our reported bookings, revenues and operating results may be impacted by fluctuations in foreign currency exchange rates. Fluctuations in foreign currency exchange rates may also cause us to recognize transaction gains and losses in our consolidated statement of operations; however, to date, such amounts have not been material. As our international operations grow, our exposure to fluctuations in currency rates may increase, which may increase the costs associated with this growth. During the three months ended March 31, 2017, our total bookings growth in constant currency would have been approximately 70 basis points higher and total revenue growth would have been approximately 80 basis points higher. Constant currency is calculated by translating bookings and revenue for each month in the current period using the foreign currency exchange rate for the corresponding month in the prior period, excluding any hedging gains or losses realized during the period.
We utilize foreign exchange forward contracts to manage the volatility of our bookings and revenue related to foreign currency transactions. These forward contracts reduce, but do not eliminate, the impact of adverse currency exchange rate fluctuations. We designate these forward contracts as cash flow hedges for accounting purposes. Changes in the intrinsic value of these hedges are recorded as a component of accumulated other comprehensive income. Gains and losses, once realized, are recorded as a component of accumulated other comprehensive income and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. At March 31, 2017, the total notional amount of such contracts was $83.2 million, all having remaining maturities of nine months or less, and the realized and unrealized gain included in accumulated other comprehensive income totaled $1.0 million.
Interest Rate Sensitivity
Interest rate risk reflects our exposure to movements in interest rates associated with our borrowings. Borrowings under the Term Loan were $1,072.5 million as of March 31, 2017. Borrowings under the Term Loan bear interest at a rate equal to, at our option, either (a) LIBOR plus 2.50% per annum or (b) 1.50% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%. The effect of a hypothetical 10% change in interest rates would not have had a material impact on our interest expense.
See Note 13 to our condensed consolidated financial statements for discussion of the Acquisition Term Loan, the Bridge Loan and the cash flow hedges associated with our acquisition of HEG, which was completed on April 3, 2017.

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
Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2017 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our 2016 Form 10-K and in our Current Report on Form 8-K filed May 3, 2017.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
Not applicable.
Item 6.    Exhibits
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GODADDY INC.

Date:	May 8, 2017	/s/ Ray E. Winborne
Ray E. Winborne
Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1
Agreement on the sale and purchase of all shares in Host Europe Holdings Limited and certain loan notes issued by Host Europe Finance Co. Limited, dated as of December 5, 2016, by and among Go Daddy Operating Company, LLC, Desert Newco, LLC, the Cinven Sellers identified on Schedule 1 thereto, the Minority Sellers identified in Schedule 2 thereto, the Management Sellers identified on Schedule 3 thereto, and Cinven Capital Management (V) GP Ltd, as the Sellers’ Representative. (Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. GoDaddy Inc. agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request.)
		8-K	001-36904	2.1	12/9/2016
2.2	Management Warranty Deed, dated as of December 5, 2016, by and among Patrick Pulvermüller and Tobias Mohr and Go Daddy Operating Company, LLC.	8-K	001-36904	2.2	12/9/2016
10.1+*	Employment Agreement, dated as of September 1, 2016, by and among GoDaddy.com, LLC, Desert Newco, LLC and Nima Kelly.
10.2+*	Employment Agreement, dated as of May 31, 2016, by and among GoDaddy.com, LLC, Desert Newco, LLC and Barbara Rechterman.
10.3	Amendment No. 5 to Credit Agreement, including as Annex A, the Second Amended and Restated Credit Agreement, dated as of February 15, 2017, by and among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, Inc., Barclays Bank PLC, Deutsche Bank Securities Inc., RBC Capital Markets, KKR Capital Markets LLC, J.P. Morgan Securities LLC, Morgan Stanley Senior Funding Inc., and Citigroup Global Markets, Inc.	8-K	001-36904	10.1	2/16/2017
10.4	Bridge Credit Agreement, dated as of April 3, 2017, among Desert Newco, LLC, GD Finance Co., Inc., the several lenders from time to time parties hereto, Barclays Bank PLC, as the Administrative Agent and a Lender, and Barclays Bank PLC, Deutsche Bank Securities, Inc., Citigroup Global Markets Inc., RBC Capital Markets, J.P. Morgan Chase Bank, N.A., HSBC Securities (USA) Inc., SG Americas Securities, LLC, as Joint Lead Arrangers and Bookrunners.	8-K	001-36904	10.1	4/4/2017
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
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