Form 10-Q
period 2017-06-30
GoDaddy Inc.
filed 2017-08-09
CIK 1609711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                         ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒
As of August 4, 2017, there were 111,235,894 shares of GoDaddy Inc.'s Class A common stock, $0.001 par value per share, outstanding and 53,893,562 shares of GoDaddy Inc.'s Class B common stock, $0.001 par value per share, outstanding.

GoDaddy Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2017

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

•	the timing of, and our ability to consummate, the sale of HEG's PlusServer managed hosting business;

•	our plans to repay our bridge loan;

•	our ability to maintain our relationships with our partners;

•	adverse consequences of our substantial level of indebtedness and our ability to repay our debt;

•	our ability to maintain, protect and enhance our intellectual property;

•	our ability to maintain or improve our market share;

•	sufficiency of cash and cash equivalents to meet our needs for at least the next 12 months;

•	beliefs and objectives for future operations;

•	our ability to stay in compliance with laws and regulations currently applicable to, or which may become applicable to, our business both in the United States (U.S.) and internationally;

•	economic and industry trends or trend analysis;

•	the attraction and retention of qualified employees and key personnel;

•	the amount and timing of any payments we make under tax receivable agreements (TRAs) or for tax distributions;

•	the future trading prices of our Class A common stock;
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

iii

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
GoDaddy Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share amounts in thousands and per share amounts)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$578.8	$566.1
Short-term investments	12.4	6.6
Accounts and other receivables	17.4	8.0
Registry deposits	21.8	20.6
Prepaid domain name registry fees	357.0	307.0
Prepaid expenses and other current assets	55.5	24.5
Assets of business held for sale	562.1	—
Total current assets	1,605.0	932.8
Property and equipment, net	297.0	231.0
Prepaid domain name registry fees, net of current portion	186.7	172.1
Goodwill	2,820.9	1,718.4
Intangible assets, net	1,332.3	716.5
Other assets	12.0	16.1
Total assets	$6,253.9	$3,786.9
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$66.4	$61.7
Accrued expenses and other current liabilities	333.4	143.0
Payable to related parties for tax distributions	—	10.0
Deferred revenue	1,217.0	1,043.5
Long-term debt	580.8	4.0
Liabilities of business held for sale	126.5	—
Total current liabilities	2,324.1	1,262.2
Deferred revenue, net of current portion	584.3	532.7
Long-term debt, net of current portion	2,419.1	1,035.7
Payable to related parties pursuant to tax receivable agreements	186.3	202.6
Deferred tax liabilities	180.6	—
Other long-term liabilities	64.5	39.5
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value - 50,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value - 1,000,000 shares authorized; 110,751 and 88,558 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	0.1	0.1
Class B common stock, $0.001 par value - 500,000 shares authorized; 53,994 and 78,554 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	0.1	0.1
Additional paid-in capital	435.3	608.3
Accumulated deficit	(27.3)	(48.7)
Accumulated other comprehensive income (loss)	(22.8)	2.7
Total stockholders' equity attributable to GoDaddy Inc.	385.4	562.5
Non-controlling interests	109.6	151.7
Total stockholders' equity	495.0	714.2
Total liabilities and stockholders' equity	$6,253.9	$3,786.9
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except share amounts in thousands and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Domains	$263.3	$229.8	$504.1	$448.7
Hosting and presence	214.9	167.5	393.2	327.9
Business applications	79.6	58.9	150.2	113.3
Total revenue	557.8	456.2	1,047.5	889.9
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	196.4	162.1	373.2	316.5
Technology and development	90.1	70.2	170.3	141.9
Marketing and advertising	62.5	60.0	129.9	117.5
Customer care	75.4	62.1	142.4	123.8
General and administrative	71.8	52.8	132.8	101.0
Depreciation and amortization	55.5	39.3	87.1	78.2
Total costs and operating expenses	551.7	446.5	1,035.7	878.9
Operating income	6.1	9.7	11.8	11.0
Interest expense	(22.0)	(14.3)	(34.8)	(28.6)
Tax receivable agreements liability adjustment	32.0	(6.1)	37.0	(10.7)
Loss on debt extinguishment	—	—	(1.7)	—
Other income (expense), net	2.7	(0.8)	4.4	(0.1)
Income (loss) from continuing operations before income taxes	18.8	(11.5)	16.7	(28.4)
Benefit (provision) for income taxes	4.6	0.4	3.6	(1.0)
Income (loss) from continuing operations	23.4	(11.1)	20.3	(29.4)
Loss from discontinued operations, net of income taxes	(5.3)	—	(5.3)	—
Net income (loss)	18.1	(11.1)	15.0	(29.4)
Less: net loss attributable to non-controlling interests	(2.7)	(2.2)	(6.4)	(10.0)
Net income (loss) attributable to GoDaddy Inc.	$20.8	$(8.9)	$21.4	$(19.4)
Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock - basic:
Continuing operations	$0.25	$(0.11)	$0.28	$(0.26)
Discontinued operations	(0.05)	—	(0.06)	—
Net income (loss) attributable to GoDaddy Inc.	$0.20	$(0.11)	$0.22	$(0.26)
Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock - diluted:
Continuing operations	$0.13	$(0.11)	$0.11	$(0.26)
Discontinued operations	(0.03)	—	(0.03)	—
Net income (loss) attributable to GoDaddy Inc.	$0.10	$(0.11)	$0.08	$(0.26)
Weighted-average shares of Class A common stock outstanding:
Basic	101,800	79,872	95,734	73,853
Diluted	176,716	79,872	177,796	73,853
___________________________
(1) Costs and operating expenses include equity-based compensation expense as follows:
Technology and development	$8.9	$4.4	$17.3	$9.9
Marketing and advertising	1.5	1.6	3.2	3.5
Customer care	1.2	0.6	1.6	1.4
General and administrative	7.4	4.2	13.3	8.0
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statement of Stockholders' Equity (unaudited)
(In millions, except share amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest
	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2016	88,558	$0.1	78,554	$0.1	$608.3	$(48.7)	$2.7	$151.7	$714.2
Net income (loss)	—	—	—	—	—	21.4	—	(6.4)	15.0
Equity-based compensation expense	—	—	—	—	35.4	—	—	—	35.4
Sales of Class A common stock	621	—	—	—	19.2	—	—	—	19.2
Stock option exercises	3,411	—	—	—	46.6	—	—	(13.3)	33.3
Issuance of Class A common stock under employee stock purchase plan	325	—	—	—	9.2	—	—	—	9.2
Repurchases of LLC Units	—	—	(7,344)	—	(275.0)	—	—	—	(275.0)
Effect of exchanges of LLC Units	17,216	—	(17,216)	—	12.4	—	—	(12.4)	—
Liability pursuant to the tax receivable agreements resulting from exchanges of LLC Units	—	—	—	—	(20.7)	—	—	—	(20.7)
Gain (loss) on swaps and foreign currency hedging, net	—	—	—	—	—	—	(25.4)	(10.0)	(35.4)
Vesting of restricted stock units	620	—	—	—	—	—	—	—	—
Other	—	—	—	—	(0.1)	—	(0.1)	—	(0.2)
Balance at June 30, 2017	110,751	$0.1	53,994	$0.1	$435.3	$(27.3)	$(22.8)	$109.6	$495.0
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$18.1	$(11.1)	$15.0	$(29.4)
Foreign exchange forward contracts gain (loss)	(2.8)	1.6	(4.8)	(0.2)
Unrealized swap gain (loss), net	(30.6)	—	(30.6)	—
Other	(0.1)	—	(0.1)	—
Comprehensive loss	(15.4)	(9.5)	(20.5)	(29.6)
Less: comprehensive loss attributable to non-controlling interests	(12.7)	—	(16.4)	—
Comprehensive loss attributable to GoDaddy Inc.	$(2.7)	$(9.5)	$(4.1)	$(29.6)
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net income (loss)	$15.0	$(29.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	87.1	78.2
Equity-based compensation	35.4	22.8
Tax receivable agreements liability adjustment	(37.0)	10.7
Other	1.5	6.3
Changes in operating assets and liabilities, net of amounts acquired:
Registry deposits	(0.2)	(2.3)
Prepaid domain name registry fees	(26.8)	(24.7)
Deferred revenue	161.9	130.0
Other operating assets and liabilities	3.0	6.1
Net cash provided by operating activities	239.9	197.7
Investing activities
Purchases of short-term investments	(6.4)	(10.5)
Maturities of short-term investments	0.6	5.4
Business acquisitions, net of cash acquired	(1,871.2)	(41.3)
Purchases of property and equipment, excluding improvements	(33.7)	(24.6)
Purchases of leasehold and building improvements	(2.8)	(2.0)
Net cash used in investing activities	(1,913.5)	(73.0)
Financing activities
Proceeds received from:
Acquisition Term Loan	1,421.4	—
Bridge Loan	531.7	—
Stock option exercises	33.3	23.3
Sale of Class A common stock, net of expenses	21.7	—
Issuance of Class A common stock under employee stock purchase plan	9.2	—
Payments made for:
Repurchases of LLC Units	(275.0)	—
Financing-related costs	(38.9)	—
Distributions to holders of LLC Units	(10.0)	(10.8)
Repayment of term loan	(2.7)	(5.5)
Capital leases and other financing obligations	(6.2)	(7.6)
Net cash provided by (used in) financing activities	1,684.5	(0.6)
Effect of exchange rate changes on cash and cash equivalents	1.8	—
Net increase in cash and cash equivalents	12.7	124.1
Cash and cash equivalents, beginning of period	566.1	348.0
Cash and cash equivalents, end of period	$578.8	$472.1
Supplemental cash flow information:
Cash paid during the period for:
Interest on long-term debt, net of swap benefit	$34.7	$23.3
Income taxes, net of refunds received	$6.6	$1.8
Supplemental information for non-cash investing and financing activities:
Accrued capital expenditures, excluding improvements, at period end	$13.0	$16.5
Accrued capital expenditures, leasehold and building improvements, at period end	$3.4	$2.0
Property and equipment acquired under capital leases	$—	$2.9
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts in thousands and per share amounts)
1.    Organization and Background
Organization
We were incorporated on May 28, 2014 for the purpose of facilitating an IPO and other related organizational transactions, completed on April 7, 2015, in order to operate and control all of the business and affairs of Desert Newco. As sole managing member, we have all voting power in, and control the management of, Desert Newco. As a result, we consolidate Desert Newco’s financial results and report a non-controlling interest representing the economic interest held by the other members of Desert Newco. Non-controlling interest excludes any net income (loss) attributable directly to GoDaddy Inc. As of June 30, 2017, we owned approximately 67% of Desert Newco's limited liability company units (LLC Units).
Basis of Presentation
Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP), and include our accounts and the accounts of our subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.
Our interim condensed consolidated financial statements are unaudited. These financial statements have been prepared in accordance with GAAP, and in our opinion, include all adjustments of a normal recurring nature necessary for the fair presentation of the interim periods presented. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2017.
These financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the 2016 Form 10-K).
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
Segment and Reporting Unit
Our chief operating decision maker function is comprised of our Chief Executive Officer and Chief Operating Officer. These individuals collectively review financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance for the entire company. Accordingly, for the periods presented, we have concluded we continue to have a single operating segment and reporting unit.
2.    Summary of Significant Accounting Policies
Derivative Financial Instruments
We are exposed to changes in foreign currency exchange rates as well as changes in interest rates associated with our variable-rate debt. Consequently, we use derivative financial instruments to manage and mitigate such risks. We do not enter into derivative transactions for speculative or trading purposes.
Our derivative financial instruments include foreign exchange forward contracts with financial institutions to hedge certain forecasted sales transactions denominated in currencies other than the U.S. dollar. In addition, we have entered into an interest rate swap on a portion of our long-term debt and a cross-currency swap on our intercompany debt to manage the variability of cash flows due to movements in interest rates and foreign currency exchange rates. We have designated each of these instruments as a cash flow hedge.
We expect each derivative instrument qualifying for hedge accounting will be highly effective at reducing the risk associated with the exposure being hedged. For each derivative instrument designated as a hedge, we formally document the related risk management strategy and objective, including identification of the hedging instrument, the hedged item and the risk of exposure, as well as how hedge effectiveness will be assessed prospectively and retrospectively over the instrument's term. To assess effectiveness of our swap instruments, we use regression analysis performed utilizing the Hypothetical Derivative Method to compare the change in fair value of the derivative instrument designated as the hedging instrument to the change in the fair value of a similarly modeled hypothetical derivative using the same discount rate.
We reflect unrealized gains or losses on the effective portion of a cash flow hedge as a component of accumulated other comprehensive income (loss) (AOCI). Gains and losses, once realized, are recorded as a component of AOCI and are amortized to earnings over the same period in which the underlying hedged amounts are recognized. Any ineffective portions of gains or losses are recorded as other income (expense), net and were immaterial during all periods presented. At inception, and each period, we evaluate the effectiveness of each of our hedges, and all hedges were determined to be effective.
The fair values of our derivative instruments are recorded in our balance sheet on a gross basis. For cash flow reporting purposes, proceeds received or amounts paid upon the settlement of a derivative instrument are classified in the same manner as the related item being hedged, primarily within cash flows from operating activities.
Assets Held for Sale
We classify assets as held for sale when our management approves and commits to a formal plan of sale with the expectation that such sale will be completed within one year. The net assets of a business designated as held for sale are then recorded at the lower of their current carrying value or their fair market value, less costs to sell. See Note 4 for further discussion of our assets classified as held for sale as of June 30, 2017.
Fair Value Measurements
We hold certain assets required to be measured at fair value on a recurring basis. These may include reverse repurchase agreements, commercial paper or other securities, which are classified as either cash and cash equivalents or short-term investments. We classify these assets within Level 1 or Level 2 because we use either quoted market prices or alternative pricing sources utilizing market observable inputs to determine their fair value. In addition, Level 2 assets and liabilities include derivative financial instruments associated with hedging activity, as further discussed in Note 11. Derivative financial instruments are measured at fair value on the contract date and are subsequently remeasured each reporting period using inputs such as spot rates, discount rates and forward rates. There are not active markets for the hedge contracts themselves; however, the inputs used to calculate the fair value of the instruments are tied to active markets.
Our contingent consideration liabilities are classified within Level 3 and valued using discounted cash flow valuation methods encompassing significant unobservable inputs. The inputs include estimated operating results scenarios for the applicable performance periods, probability weightings assigned to operating results scenarios and the discount rates applied. Our contingent consideration liabilities relate to future earn-out payments associated with our acquisitions. No material adjustments to the fair value of contingent consideration were made during any of the periods presented.

The following tables set forth assets and liabilities measured at fair value on a recurring basis:

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Reverse repurchase agreements(1)	$—	$100.0	$—	$100.0
Commercial paper	—	49.9	—	49.9
Short-term investments:
Certificates of deposit and time deposits	12.4	—	—	12.4
Derivative assets	—	—	—	—
Total assets measured and recorded at fair value	$12.4	$149.9	$—	$162.3
Liabilities:
Contingent consideration liabilities	—	—	20.5	20.5
Derivative liabilities	$—	$126.6	$—	$126.6
Total liabilities measured and recorded at fair value	$—	$126.6	$20.5	$147.1

(1)	Reverse repurchase agreements include a $50.0 million repurchase agreement with Morgan Stanley, callable with 31 days notice, and a $50.0 million one-week repurchase agreement with Wells Fargo.

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Reverse repurchase agreements(1)	$—	$130.0	$—	$130.0
Commercial paper	—	55.9	—	55.9
Short-term investments:
Certificates of deposit and time deposits	6.6	—	—	6.6
Derivative assets	—	0.7	—	0.7
Total assets measured and recorded at fair value	$6.6	$186.6	$—	$193.2
Liabilities:
Derivative liabilities	$—	$0.1	$—	$0.1
Total liabilities measured and recorded at fair value	$—	$0.1	$—	$0.1

(1)	Reverse repurchase agreements include an $80.0 million repurchase agreement with Morgan Stanley, callable with 31 days notice, and a $50.0 million one-week repurchase agreement with Wells Fargo.
We have no other material assets or liabilities measured at fair value on a recurring basis.
Foreign Currency
Our functional and reporting currency is the U.S. dollar. Assets denominated in foreign currencies are remeasured into U.S. dollars at period-end exchange rates. Foreign currency-based revenue and expense transactions are measured at transaction date exchange rates. Foreign currency remeasurement gains and losses are recorded in other income (expense), net and were not material in any of the periods presented.
The functional currency of certain of our foreign subsidiaries is their respective local currency. For these subsidiaries, we translate revenue and expense transactions at average exchange rates. We translate assets and liabilities at period-end exchange rates and include foreign currency translation gains and losses as a component of AOCI.
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
We have completed our initial assessment of the new standard and do not currently anticipate any changes to have a material impact. We plan to adopt the standard under the modified retrospective approach and will recognize the cumulative effect of initially applying the standard, if any, as an adjustment to the opening balance of retained earnings at the date of initial application.

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
In June 2016, the FASB issued new guidance for the accounting for credit losses on instruments that will require entities to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial instruments measured at amortized cost and also applies to some off-balance sheet credit exposures. The guidance is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the timing of our adoption and the expected impact of this new guidance on our consolidated financial statements.
In November 2016, the FASB issued new guidance requiring amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the amounts shown on the statement of cash flows. This new guidance is effective for us on January 1, 2018, and our adoption is not expected to have a material impact.
In January 2017, the FASB issued new guidance clarifying the definition of a business for determining whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The guidance provides a screen for an entity to use to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset is not a business. If the screen is not met, the guidance requires that to be considered a business, a set of assets and activities must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. The guidance also removes the evaluation of whether a market participant could replace missing elements. This new guidance is effective for us on January 1, 2018, and our adoption is not expected to have a material impact.
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
In May 2017, the FASB issued new guidance to amend the scope of modification accounting for share-based payment arrangements. The amendment provides guidance on the types of changes to the terms or conditions of share-based payment awards which would require an entity to apply modification accounting. This new guidance is effective for us on January 1, 2018, and our adoption is not expected to have a material impact.

3.    Business Acquisitions
Acquisition of Host Europe Holdings Limited
On April 3, 2017, we completed the acquisition of HEG, a United Kingdom-based provider of domains, web hosting, applications hosting and managed hosting services to small and medium-sized customers throughout Europe. Pursuant to the terms of the purchase agreement, we purchased all of the outstanding shares of HEG and certain loan notes issued by Host Europe Finance Co. Ltd. for total consideration transferred of €1.7 billion. We funded the acquisition with the proceeds from the Acquisition Term Loan and the Bridge Loan, both of which are further described in Note 10, and incurred $18.6 million in nonrecurring transaction costs in connection with the acquisition, which were recognized within general and administrative expense. As a result of the acquisition, HEG became our wholly-owned subsidiary. We believe the acquisition will allow us to leverage HEG's existing footprint to accelerate our expansion in Europe through the delivery of a broader range of cloud-based products, built on a single global technology platform, and supported by a high level of customer care to help small businesses and web designers succeed online.
Our operating results include HEG's results from the closing date. The purchase price was preliminarily allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess recorded to goodwill. The recognition of goodwill, none of which is deductible for income tax purposes, was made based on the strategic and synergistic benefits we expect to realize from the acquisition. During the measurement period, which will not exceed one year from closing, we will continue to obtain information to assist us in finalizing the acquisition date fair values. Any qualifying changes to our preliminary estimates will be recorded as adjustments to the respective assets and liabilities, with any residual amounts allocated to goodwill.
The following table summarizes the preliminary estimated fair values of the HEG assets acquired and liabilities assumed:

Total purchase consideration(1)	$1,849.5

Fair value of assets acquired:
Cash and cash equivalents	27.2
Other current assets	66.3
Assets held for sale(2)	523.8
Property and equipment, net	61.9
Intangible assets, net	595.7
Other assets	9.3
Amount attributable to assets acquired	1,284.2
Fair value of liabilities assumed:
Accounts payable and accrued expenses	56.1
Current portion of deferred revenue	45.5
Liabilities directly associated with the assets held for sale(2)	119.3
Other long-term liabilities	14.4
Deferred tax liabilities	169.3
Amount attributable to liabilities assumed	404.6
Goodwill	$969.9

(1)	The purchase consideration was translated using the Euro to U.S. dollar exchange rate in effect on the closing date, April 3, 2017, of approximately 1.066.

(2)	Assets held for sale, and liabilities directly associated with the assets held for sale, represent those of HEG's PlusServer managed hosting business. See Note 4 for further discussion.

The preliminary purchase price allocation to identifiable finite-lived intangible assets acquired was as follows:

Finite-lived Intangible Assets	Preliminary Estimated Useful Life	HEG Continuing Operations	PlusServer Discontinued Operations
Trade names	10 years	$75.2	$28.8
Developed technology	6 years	62.4	—
Customer relationships	9 years	458.1	200.4
		$595.7	$229.2
We preliminarily valued trade names by applying the relief-from-royalty method, which is a variation of the income approach. This valuation method is based on the application of a royalty rate to the forecasted revenue expected from the trade names. Projected cash flows were then discounted using a rate of return reflecting the relative risk of achieving the cash flows as well as the time value of money. Our preliminary valuation of developed technology also used the relief-from-royalty method, in which the forecasted revenue associated with each of the domain and hosting technologies was estimated assuming useful lives ranging from six to eight years. A royalty rate, calculated considering factors such as market competition, profitability and market share, was applied to the forecasted revenue. The projected cash flows were then discounted using a rate of return reflecting the risk and uncertainty of their achievement relative to the overall business. Customer relationships were preliminarily valued using the multi-period excess earnings method under the income approach, which reflects the present value of the projected cash flows expected to be generated by the customer relationship assets less charges representing the contribution of other assets to those cash flows. We determined the assumptions used in developing these valuations based on our future plans, historical data, current and anticipated market conditions, estimated growth rates and market comparables. The acquired finite-lived intangible assets have a total weighted-average amortization period of 8.8 years.
Preliminary valuation of property and equipment was valued using the cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation. Deferred revenue was valued using the income approach, in which we estimated costs required to fulfill the obligation associated with the deferred revenue and then applied an appropriate profit margin. The result was then discounted to represent value at a risk adjusted rate. Preliminary deferred tax liabilities primarily represent the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their respective tax bases.
The determination of fair value requires considerable judgment and is sensitive to changes in the underlying assumptions. Our estimates are preliminary and subject to adjustment, which may result in material changes to the final valuation.
As discussed in Note 4, we determined that HEG's PlusServer managed hosting business (PlusServer) met the criteria for held for sale designation at the acquisition date. Its valuation was based on fair value, using the methodologies and observable and unobservable inputs discussed above, less costs to sell. In July 2017, we entered into an agreement to sell PlusServer, which we expect to close during the third quarter of 2017.
For the three and six months ended June 30, 2017, HEG contributed approximately $45.9 million of our total revenue and a net loss of approximately $26.6 million within our net income from continuing operations.
The following pro forma consolidated results of operations for the three and six months ended June 30, 2017 and 2016 assume the closing of the HEG acquisition occurred as of January 1, 2016. The unaudited pro forma results include certain preliminary purchase accounting adjustments, which are primarily comprised of amortization of acquired intangible assets, fair value adjustments to reduce deferred revenue assumed in the acquisition and interest expense on the Acquisition Term Loan and the Bridge Loan. For the purpose of the pro forma, the one-year Bridge Loan was assumed to commence on January 1, 2016 and therefore no interest expense on this loan is included in 2017. In addition, we have made pro forma adjustments to exclude nonrecurring transaction costs directly attributable to the acquisition for the three and six months ended June 30, 2017. As required by U.S. GAAP, we have made pro forma adjustments to include these deal costs in results for the three and six months ended June 30, 2016. The pro forma results of operations are presented for informational purposes only and do not include any anticipated cost savings or other effects of future integration efforts. As such, they may not be not indicative of the results we would have achieved if the acquisition had taken place on January 1, 2016, nor are they intended to be a projection of our future results.

	Three Months Ended June 30,		Six Months Ended June 30,
Pro forma Consolidated Results of Operations	2017	2016	2017	2016

Total revenue	$557.8	$534.8	$1,137.5	$1,051.3
Net income (loss) attributable to GoDaddy Inc.	20.8	(11.9)	35.4	2.2
Net income (loss) from continuing operations attributable to GoDaddy Inc.	20.8	(19.2)	31.6	(11.5)
Net income (loss) from continuing operations attributable to GoDaddy Inc. per share of Class A common stock - basic	0.20	(0.24)	0.33	(0.16)
Net income (loss) from continuing operations attributable to GoDaddy Inc. per share of Class A common stock - diluted	0.12	(0.24)	0.18	(0.16)
Other Acquisition
In April 2017, we completed an acquisition for consideration consisting of cash of $45.7 million, $9.0 million payable in future periods upon expiration of the contractual holdback period, $15.0 million of time-based milestone payments and additional contingent earn-out payments of up to $15.0 million subject to the achievement of certain revenue and integration milestones. We recognized a liability of $33.7 million representing the estimated aggregate acquisition-date fair value of the future payments. Pro forma financial information is not presented because this acquisition was not material to our results of operations.
The aggregate purchase price was preliminarily allocated based upon our assessment of acquisition-date fair values with $64.1 million allocated to goodwill, none of which is tax deductible, $28.5 million to identified finite-lived intangible assets and $13.2 million of net liabilities assumed. Identified finite-lived intangible assets, which were valued using income-based approaches, consist of developed technology, customer relationships and trade names. The acquired finite-lived intangible assets have a total weighted-average amortization period of 5.5 years.
4.    Assets Held for Sale and Discontinued Operations
In connection with the HEG acquisition, we committed to a formal plan to sell PlusServer as its business model differs from ours. In July 2017, as discussed in Note 18, we entered into an agreement to sell PlusServer, which we expect to close during the third quarter of 2017. Accordingly, we have separately presented PlusServer's assets and liabilities as held for sale in our condensed consolidated balance sheet and have reported its operating results within discontinued operations in our condensed consolidated statement of operations.
The table below provides a reconciliation of the carrying amounts of the major classes of assets and liabilities of the discontinued operations to the amounts presented in our balance sheet.

June 30, 2017
Goodwill	$267.2
Intangible assets	245.3
Other assets	49.6
Assets of business held for sale	$562.1

Deferred tax liabilities	$93.7
Other liabilities	32.8
Liabilities of business held for sale	$126.5

The table below provides the total revenue and earnings of the discontinued operations since the acquisition date.

Three and Six Months Ended June 30, 2017
Total revenue	$23.4

Loss from discontinued operations before income taxes	(4.5)
Provision for income taxes	(0.8)
Loss from discontinued operations	$(5.3)
5.    Goodwill and Intangible Assets
The following table summarizes changes in our goodwill balance:

Balance at December 31, 2016	$1,718.4
Goodwill related to acquisitions	1,034.0
Impact of foreign currency translation	68.5
Balance at June 30, 2017	$2,820.9
Intangible assets attributable to continuing operations are as follows:

	June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Domains Sold	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	n/a	$445.0
Domain portfolio	120.5	n/a	$(17.7)	102.8
Finite-lived intangible assets:
Customer-related	855.6	$(269.0)	n/a	586.6
Developed technology	182.6	(67.3)	n/a	115.3
Trade names	92.5	(9.9)	n/a	82.6
	$1,696.2	$(346.2)	$(17.7)	$1,332.3

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Domains Sold	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	n/a	$445.0
Domain portfolio	120.5	n/a	$(14.4)	106.1
Finite-lived intangible assets:
Customer-related	367.4	$(245.4)	n/a	122.0
Developed technology	226.0	(187.0)	n/a	39.0
Trade names	11.9	(7.5)	n/a	4.4
	$1,170.8	$(439.9)	$(14.4)	$716.5
Customer-related intangible assets, developed technology and trade names have weighted-average useful lives from the date of purchase of 104 months, 73 months and 112 months, respectively. Amortization expense was $32.8 million and

$21.8 million for the three months ended June 30, 2017 and 2016, respectively, and was $46.7 million and $43.7 million for the six months ended June 30, 2017 and 2016, respectively. The weighted-average remaining amortization period for amortizable intangible assets was 90 months as of June 30, 2017.
Based on the balance of finite-lived intangible assets at June 30, 2017, expected future amortization expense attributable to continuing operations is as follows:

Year Ending December 31:
2017 (remainder of)	$69.3
2018	128.3
2019	109.0
2020	102.7
2021	80.3
Thereafter	294.9
$784.5
6.    Stockholders’ Equity
Secondary Offering and LLC Unit Repurchase
In May 2017, we completed an underwritten public offering in which the Sponsors and YAM sold an aggregate of 27,615 shares of our Class A common stock at a public offering price of $38.50 per share. We did not receive any proceeds from the shares sold by the selling stockholders; however, we received $3.7 million in proceeds from our sale of 100 additional shares of Class A common stock in the offering, which were fully offset by expenses incurred in connection with the offering. The offering included the exchange of 16,701 LLC Units (together with the corresponding shares of Class B common stock) for Class A common stock by the selling stockholders, which resulted in a $10.8 million increase in additional paid-in capital, with an offsetting reduction in non-controlling interests, and a material increase to the liability under the TRAs. See Note 14.
In May 2017, we repurchased 7,344 LLC units from the Sponsors and YAM for an aggregate of $275.0 million, or $37.44 per share, which is the same per share price, net of discounts and commissions, paid by the underwriters to the selling stockholders in the offering. In connection with this repurchase, the corresponding shares of Class B common stock held by the Sponsors and YAM were canceled.
In May 2017, we sold an aggregate of 521 shares of Class A common stock to certain members of HEG's management team for total proceeds of $19.2 million.
7.    Equity-Based Compensation Plans
As of December 31, 2016, 12,579 shares of Class A common stock were available for issuance as future awards under the 2015 Equity Incentive Plan (the 2015 Plan). On January 1, 2017, an additional 6,684 shares were reserved for issuance pursuant to the automatic increase provisions of the 2015 Plan. As of June 30, 2017, 15,918 shares were available for issuance as future awards under the 2015 Plan.
As of December 31, 2016, 2,123 shares of Class A common stock were available for issuance under the 2015 Employee Stock Purchase Plan (the ESPP). On January 1, 2017, an additional 1,000 shares were reserved for issuance pursuant to the ESPP. As of June 30, 2017, 2,797 shares were available for issuance under the ESPP.
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

The following table summarizes our option activity for the six months ended June 30, 2017:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Grant- Date Fair Value ($)	Weighted- Average Exercise Price ($)
Outstanding at December 31, 2016	18,628		14.06
Granted	1,890	14.85	37.33
Exercised	(3,411)		9.87
Forfeited	(738)		22.99
Outstanding at June 30, 2017	16,369		17.23
Vested and exercisable at June 30, 2017	8,511		11.09
The following table summarizes our RSU activity for the six months ended June 30, 2017:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Grant- Date Fair Value ($)
Outstanding at December 31, 2016	2,757
Granted	2,394	37.46
Vested	(620)
Forfeited	(228)
Outstanding at June 30, 2017	4,303
At June 30, 2017, total unrecognized compensation expense related to non-vested stock options and RSUs was $46.4 million and $95.3 million, respectively, with expected remaining weighted-average recognition periods of 2.2 years and 2.9 years, respectively. We currently believe the performance targets related to the vesting of performance awards will be achieved. If such targets are not achieved, or are subsequently determined to not be probable of being achieved, we will not recognize any compensation expense relating to performance awards not expected to vest, and will reverse any previously recognized expense on such awards.
8.    Deferred Revenue
Deferred revenue consists of the following:

	June 30, 2017	December 31, 2016
Current:
Domains	$618.4	$531.2
Hosting and presence	430.4	370.8
Business applications	168.2	141.5
	$1,217.0	$1,043.5
Noncurrent:
Domains	$338.8	$311.1
Hosting and presence	177.1	163.4
Business applications	68.4	58.2
	$584.3	$532.7

9.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2017	December 31, 2016
Cross currency and interest rate swaps payable	$123.5	$—
Accrued payroll and employee benefits	71.8	74.0
Tax-related accruals	39.0	15.8
Accrued acquisition-related expenses and acquisition consideration payable	32.6	13.4
Accrued marketing and advertising expenses	17.6	9.8
Current portion of capital lease obligation	4.1	6.9
Accrued other	44.8	23.1
	$333.4	$143.0
10.    Long-Term Debt
Long-term debt consists of the following:

	June 30, 2017	December 31, 2016
Term loans (effective interest rate of 3.9% at June 30, 2017 and 4.9% at December 31, 2016)	$2,494.8	$1,072.5
Revolving Credit Loan	—	—
Bridge Loan(2) (effective interest rate of 5.2% at June 30, 2017)	570.5	—
Total	3,065.3	1,072.5
Less: unamortized original issue discounts on long-term debt(1)	(35.3)	(30.5)
Less: unamortized debt issuance costs(1)	(30.1)	(2.3)
Less: current portion of long-term debt	(580.8)	(4.0)
	$2,419.1	$1,035.7

(1)	Original issue discounts and debt issuance costs are amortized to interest expense over the life of the related debt instruments using the effective interest method.

(2)	The U.S. dollar value of the Euro-denominated Bridge Loan has been translated using the 1.141 exchange rate in effect at June 30, 2017.
Credit Facility
Our amended and restated secured credit agreement (the Credit Facility) included a $1,100.0 million original balance term loan maturing on May 13, 2021 and an available $150.0 million revolving credit loan maturing on May 13, 2019.
On February 15, 2017, we refinanced the Credit Facility to provide for: i) a $1,072.5 million seven-year term loan (the Term Loan), ii) a second $1,425.0 million tranche (the Acquisition Term Loan), which was issued on April 3, 2017 upon the completion of our acquisition of HEG, and iii) a $150.0 million five-year revolving credit facility, which increased to $200.0 million upon the completion of our acquisition of HEG (the Revolving Credit Loan). See Note 3 for further information regarding our acquisition of HEG.
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
The refinanced Revolving Credit Loan matures on February 15, 2022 and bears interest at a rate equal to, at our option, either (a) LIBOR plus a margin ranging from 2.00% to 2.50% per annum or (b) the higher of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) the one-month LIBOR rate plus 1.0% plus a margin ranging from 1.00% to 1.50% per annum, with the margins determined based on our first lien net leverage ratio. The refinanced Revolving Credit Loan also contains a financial covenant requiring us to maintain a maximum net leverage ratio of 5.75:1.00 when our usage exceeds 35.0% of the maximum capacity. The net leverage ratio is calculated as the ratio of first lien secured debt less cash and cash equivalents to consolidated EBITDA (as defined in the Credit Facility).
In evaluating the refinancing, we compared the net present value cash flows of the previous term loan and the refinanced Term Loan to determine whether the terms of the new debt and original instrument were "substantially different" on a creditor-by-creditor basis. Certain of the creditors in the loan syndication did not reinvest in the refinanced Term Loan, and we accounted for their proportionate share of the unamortized original issue discount and deferred financing costs as a $1.7 million loss on debt extinguishment. As the cash flows for all of the continuing creditors varied by less than 10% between the old and new instruments, we concluded that debt modification accounting was appropriate and fees paid to the lenders of $2.8 million were recorded as additional discount on the Term Loan. In addition, $3.2 million in fees paid to third parties were recorded as general and administrative expense during the first quarter of 2017.
Pursuant to the terms of the amended credit agreement, we drew down the $1,425.0 million Acquisition Term Loan upon completion of the HEG acquisition. This loan was issued at a 0.25% discount at original issue for net proceeds of $1,421.4 million and has the same maturity date and interest rate as the Term Loan. A portion of the Acquisition Term Loan is hedged by an interest rate swap. See Note 11 for discussion of this hedging instrument and its impact on the interest rate associated with this loan.
At June 30, 2017, we had $200.0 million available for borrowing under the Revolving Credit Loan and were not in violation of any covenants of the Credit Facility.
The estimated fair value of the term loans was $2,499.7 million at June 30, 2017 based on observable market prices for this loan, which is traded in a less active market and is therefore classified as a Level 2 fair value measurement.
Bridge Loan
On April 3, 2017, we entered into a credit agreement pursuant to which we borrowed an aggregate principal amount of €500 million (approximately $533.0 million on the date of issuance) (the Bridge Loan) in connection with the HEG acquisition. The Bridge Loan was issued at a 0.25% discount at original issue for net proceeds of €498.8 million. It matures on April 3, 2018, but may be extended at our sole discretion to April 3, 2019, subject to the payment of a fee equal to 0.5% of the aggregate amount of the Bridge Loan outstanding as of the initial maturity date. The Bridge Loan bears interest at a rate per annum of EURIBOR (not less than 1.0%) plus 2.75%. If the Bridge Loan remains outstanding following the initial maturity date, it will accrue interest at a rate per annum of EURIBOR (not less than 1.0%) plus 3.5%.
Pursuant to the terms of the Bridge Loan, if we sell or otherwise dispose of PlusServer, we must prepay the Bridge Loan with an amount equal to 100% of the net cash proceeds from such sale or disposition. As a result, interest expense attributable to the Bridge Loan of $7.1 million for the three and six months ended June 30, 2017 was recorded as part of the loss from discontinued operations.
All obligations under the Bridge Loan are guaranteed by the assets of substantially all of our domestic subsidiaries.
The estimated fair value of the Bridge Loan was $571.9 million at June 30, 2017 based on observable market prices for this loan, which is traded in a less active market and is therefore classified as a Level 2 fair value measurement.
Debt Issuance Costs
In connection with the issuance of the Acquisition Term Loan and the Bridge Loan, we incurred debt issuance costs totaling $29.8 million. These costs will be amortized to interest expense over the life of the related debt instruments using the effective interest method.

Future Debt Maturities
Aggregate principal payments, exclusive of any unamortized original issue discounts and debt issuance costs, due on long-term debt as of June 30, 2017 are as follows:

Year Ending December 31:
2017 (remainder of)	$12.5
2018	595.5
2019	25.0
2020	25.0
2021	25.0
Thereafter	2,382.3
$3,065.3
11.    Derivatives and Hedging
We are exposed to changes in foreign currency exchange rates, primarily relating to debt and certain forecasted sales transactions denominated in currencies other than the U.S. dollar, as well as to changes in interest rates as a result of our variable-rate debt. Consequently, we use derivative financial instruments to manage and mitigate such risk. We do not enter into derivative transactions for speculative or trading purposes.
The following table summarizes our outstanding derivative instruments, all of which are designated as cash flow hedges, on a gross basis as recorded in our balance sheet as of June 30, 2017 and December 31, 2016:

	Notional Amount			Derivative Assets				Derivative Liabilities
	June 30, 2017		December 31, 2016	June 30, 2017		December 31, 2016		June 30, 2017		December 31, 2016
				Balance Sheet Location(2)	Fair Value	Balance Sheet Location(2)	Fair Value	Balance Sheet Location(2)	Fair Value	Balance Sheet Location(2)	Fair Value
Derivative Instrument:
Level 2:
Foreign exchange forward contracts	$55.6		$—	PP	$—	PP	$0.7	ACC	$3.1	ACC	$0.1
Cross-currency swap	1,415.1	(1)	—	PP	—	PP	—	ACC	86.6	ACC	—
Interest rate swap	1,322.1		—	PP	—	PP	—	ACC	36.9	ACC	—
Total hedges	$2,792.8		$—		$—		$0.7		$126.6		$0.1

(1)	The notional value for the cross-currency swap reflects €1,240.2 million translated to U.S. dollar at the foreign currency rate in effect at June 30, 2017 of 1.141.

(2)	PP = Prepaid expenses and other current assets; ACC = Accrued expenses and other current liabilities.

The following table summarizes the pre-tax impact of the effective portion of gains and losses from our designated derivative instruments for the three and six months ended June 30, 2017 and June 30, 2016:

	Unrealized Gains (Losses) Recognized in Other Comprehensive Income				Gains (Losses) Reclassified from AOCI to Earnings				Location of Amounts Reclassified from AOCI to Earnings
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Derivative Instrument:
Foreign exchange forward contracts	$(1.7)	$1.5	$(2.8)	$(1.5)	$0.5	$0.3	$1.2	$0.5	Revenue
Cross-currency swap	6.3	—	6.3	—	7.4	—	7.4	—	Interest expense & Other income (expense), net
Interest rate swap	(36.9)	—	(36.9)	—	(4.7)	—	(4.7)	—	Interest expense
Total Hedges	$(32.3)	$1.5	$(33.4)	$(1.5)	$3.2	$0.3	$3.9	$0.5
As of June 30, 2017, we estimate that approximately $13.0 million of net deferred gains related to our cash flow hedges will be recognized in earnings over the next 12 months. We recognized no gains or losses related to ineffectiveness of our cash flow hedges during any of the periods presented, and no amounts were excluded from our effectiveness testing.
Risk Management Strategies
Foreign Exchange Forward Contracts
We enter into foreign exchange forward contracts with financial institutions to hedge certain forecasted sales transactions denominated in foreign currency. We designate these forward contracts as cash flow hedges, which are recognized as either assets or liabilities at fair value. At June 30, 2017, the total notional amount of such contracts was $55.6 million, all having maturities of six months or less.
Cross-Currency Swap Contract
In April 2017, in order to manage variability due to movements in foreign currency rates related to a Euro-denominated intercompany loan, we entered into a five-year cross-currency swap arrangement (the Cross-Currency Swap). The Cross-Currency Swap, which matures on April 3, 2022, had an amortizing notional amount of €1,243.3 million at inception (approximately $1,325.4 million). It converts the 3.00% fixed rate Euro-denominated interest and principal receipts on the intercompany loan into fixed U.S. dollar interest and principal receipts at a rate of 5.44%. Pursuant to the contract, the Euro notional value will be exchanged for the U.S. dollar notional value at maturity. The Cross-Currency Swap has been designated as a cash flow hedge. Accordingly, it is recognized as an asset or liability at fair value and the effective portion of the unrealized gains and losses on the contract is included in gain (loss) on swaps and foreign currency hedging within AOCI. Gains and losses are reclassified to interest income or expense over the period the hedged loan affects earnings. As such, amounts recorded in Other Comprehensive Income (Loss) (OCI) will be recognized in earnings within or against interest expense when the hedged interest payment is accrued each month. In addition, an amount is reclassified from AOCI to other income (expense), net each reporting period, to offset the earnings impact of the hedged liability.
Interest Rate Swap Contract
In April 2017, in connection with the closing of the Acquisition Term Loan, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement (the Interest Rate Swap) to effectively convert a portion of the variable-rate debt to fixed. The Interest Rate Swap, which matures on April 3, 2022, had an amortizing notional amount of $1,325.4 million at inception and swaps the variable interest rate on our one-month LIBOR plus 2.50% debt for a fixed rate of 5.44%. The objective of the Interest Rate Swap, which is designated as a cash flow hedge and recognized as an asset or liability at fair value, is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged. The effective portion of the unrealized gains and losses on the contract is included in gain (loss) on swaps and foreign currency hedging within AOCI. Amounts recorded in OCI will be recognized in earnings within or against interest expense when the hedged interest payment is accrued each month.
12.    Commitments and Contingencies
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
Indemnifications
In the normal course of business, we have made indemnities under which we may be required to make payments in relation to certain transactions, including to our directors and officers to the maximum extent permitted under applicable state laws and indemnifications related to certain lease agreements. In addition, certain advertiser and reseller partner agreements contain indemnification provisions, which are generally consistent with those prevalent in the industry. We have not incurred material obligations under indemnification provisions historically, and do not expect to incur material obligations in the future. Accordingly, we have not recorded any liabilities related to such indemnities as of June 30, 2017 and December 31, 2016.
We include service level commitments to our customers guaranteeing certain levels of uptime reliability and performance for our hosting and premium DNS products. These guarantees permit those customers to receive credits in the event we fail to meet those levels, with exceptions for certain service interruptions including but not limited to periodic maintenance. We have not incurred any material costs as a result of such commitments during any of the periods presented, and have not recorded any liabilities related to such obligations as of June 30, 2017 and December 31, 2016.
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
As of June 30, 2017 and December 31, 2016, our accrual for estimated indirect tax liabilities was $6.7 million and $6.1 million, respectively, reflecting our best estimate of the probable liability based on an analysis of our business activities, revenues subject to indirect taxes and applicable regulations. Although we believe our indirect tax estimates and associated reserves are reasonable, the final determination of indirect tax audits and any related litigation could be materially different than the amounts established for indirect tax contingencies. Due to the complexity and uncertainty surrounding indirect tax laws in certain international locations, we believe it is reasonably possible we may incur additional losses related to indirect taxes, which management estimates to be within the range of $0 to $22.0 million as of June 30, 2017.

13.    Income Taxes
We are required to file federal and applicable state corporate income tax returns and recognize income taxes on pre-tax income. Desert Newco has been and will continue to be treated as a partnership for U.S. income tax purposes. As such, Desert Newco is considered a pass-through entity and generally does not pay income taxes on its taxable income in most jurisdictions. Instead, Desert Newco's members are liable for federal and state income taxes based on their taxable income. Desert Newco is liable for income taxes in certain foreign jurisdictions, in those states not recognizing its pass-through status and for certain subsidiaries not taxed as pass-through entities. We have acquired the outstanding stock of various entities taxed as corporations, which are now owned 100% by us or our subsidiaries and are treated as an independent consolidated group for federal income tax purposes. Where required or allowed, these subsidiaries also file as a consolidated group for state income tax purposes. During the quarter we acquired all of the outstanding stock of HEG, also taxed as corporations and filing as consolidated groups primarily in the United Kingdom and Germany. We anticipate this structure to remain in existence for the foreseeable future.
Our effective tax rate is lower than statutory rates primarily due to Desert Newco's pass-through structure for U.S. income tax purposes, while being treated as taxable in certain states and various foreign jurisdictions as well as for certain subsidiaries. In all foreign jurisdictions where we conduct business, except for our Canadian and HEG subsidiaries, we are subject to income tax in both the U.S. and the foreign jurisdictions. HEG is taxable primarily in the United Kingdom and Germany at rates lower than statutory rates.
During the three months ended June 30, 2017, we increased our deferred tax liabilities by $175.0 million through preliminary purchase accounting for our recent acquisitions, primarily related to non-deductible intangible assets.
Based on our limited operating history and future projections of taxable income, we believe there is significant uncertainty as to when we will be able to utilize our foreign, federal and state net operating losses (NOLs), credit carryforwards and other deferred tax assets (DTAs). Therefore, we have recorded a valuation allowance against the DTAs for which we have concluded it is more-likely-than-not they will not be realized. As part of the acquisition of HEG, our valuation allowance increased as we believe there is significant uncertainty as to our ability to utilize our NOLs and other DTAs related to the HEG entities in the United Kingdom.
Based on our analysis of tax positions taken on income tax returns filed, we have determined no significant liabilities related to uncertain income tax positions are required. Although we believe the amounts reflected in our tax returns substantially comply with applicable federal, state and foreign tax regulations, the respective taxing authorities may take contrary positions based on their interpretation of the law. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision or benefit for income taxes in the period in which a final determination is made.
14.    Payable to Related Parties Pursuant to the TRAs
As of December 31, 2016, our liability under the TRAs was $202.6 million, representing approximately 85% of the calculated tax savings based on the portion of the original basis adjustments we anticipated being able to utilize in future years. During the six months ended June 30, 2017, we decreased this liability through: i) a $33.6 million benefit to our consolidated statement of operations resulting from the impact of an Internal Revenue Service approved filing election during the period ended June 30, 2017, which had the effect of reducing the basis on which the liability under the TRAs is calculated, ii) a $12.2 million increase in additional paid-in capital resulting from an immaterial adjustment related to our accounting for this liability and iii) a $3.4 million benefit to our consolidated statement of operations primarily resulting from our increased ownership of Desert Newco and a reduction in forecasted taxable income. We also increased this liability through a $32.9 million reduction in additional paid-in capital resulting from the the exchange of LLC Units in the secondary offering discussed in Note 6. As of June 30, 2017, the liability under the TRAs was $186.3 million.
The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact the liability under the TRAs. We have determined it is more-likely-than-not we will be unable to utilize all of our DTAs subject to the TRAs; therefore, we have not recorded a liability under the TRAs related to the tax savings we may realize from the utilization of NOL carryforwards and the amortization related to basis adjustments under Code Section 754 created by exchanges of LLC Units, including those associated with the secondary offering. If utilization of these DTAs becomes more-likely-than-not in the future, at such time, we will record liabilities under the TRAs of up to an additional $537.4 million as a result of basis adjustments under Code Section 754 and up to an additional $284.2 million related to the utilization of NOL and credit carryforwards, which will be recorded through charges to our consolidated statement of operations. However, if the tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRAs. In this scenario, the reduction of the liability under the TRAs would result in a benefit to our consolidated statement of operations.
15.    Income (Loss) Per Share
Basic income (loss) per share is computed by dividing net income (loss) attributable to GoDaddy Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive shares. In periods when we have a net loss, potentially issuable shares are excluded from the calculation of earnings per share as their inclusion would have an antidilutive effect.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Income (loss) from continuing operations	$23.4	$(11.1)	$20.3	$(29.4)
Loss from discontinued operations, net of income taxes	(5.3)	—	(5.3)	—
Net income (loss)	18.1	(11.1)	15.0	(29.4)
Less: net loss attributable to non-controlling interests	(2.7)	(2.2)	(6.4)	(10.0)
Net income (loss) attributable to GoDaddy Inc.	$20.8	$(8.9)	$21.4	$(19.4)
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	101,800	79,872	95,734	73,853
Effect of dilutive securities:
Class B common stock	64,759	—	71,579	—
Options and vesting LLC Units	9,019	—	9,384	—
RSUs and ESPP shares	1,138	—	1,099	—
Weighted-average shares of Class A Common stock outstanding—diluted	176,716	79,872	177,796	73,853

Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock - basic:
Continuing operations	$0.25	$(0.11)	$0.28	$(0.26)
Discontinued operations	(0.05)	—	(0.06)	—
Net income (loss) attributable to GoDaddy Inc.	$0.20	$(0.11)	$0.22	$(0.26)
Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock - diluted:(1)
Continuing operations	$0.13	$(0.11)	$0.11	$(0.26)
Discontinued operations	(0.03)	—	(0.03)	—
Net income (loss) attributable to GoDaddy Inc.	$0.10	$(0.11)	$0.08	$(0.26)

(1)	For the purpose of the dilutive income per share calculation, the net loss attributable to the noncontrolling interests is excluded.

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted income (loss) per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Class B common stock	—	80,687	—	85,282
Options and vesting LLC Units	—	14,346	—	15,345
RSUs and ESPP shares	—	254	—	153
	—	95,287	—	100,780
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

	June 30, 2017	December 31, 2016
Class A common stock	110,751	88,558
Class B common stock	53,994	78,554
	164,745	167,112
16.    Geographic Information
Revenue by geography is based on the customer's billing address, and was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
U.S.	$370.1	$336.4	$725.5	$655.3
International	187.7	119.8	322.0	234.6
	$557.8	$456.2	$1,047.5	$889.9
No individual international country represented more than 10% of total revenue in any period presented.
Property and equipment, net by geography was as follows:

	June 30, 2017	December 31, 2016
U.S.	$223.5	$216.7
Germany	44.7	—
All other international	28.8	14.3
	$297.0	$231.0
Other than Germany, no individual international country represented more than 10% of property and equipment, net in any period presented.

17.    Related Party Transactions
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
As of December 31, 2016, our accrual for tax distributions related to estimated taxable income allocations to Desert Newco's owners for 2016, excluding us, was $10.0 million, which we paid in 2017 based on ownership as of the payment dates as follows: $4.0 million to YAM, $2.3 million to Silver Lake, $2.1 million to KKR, $1.2 million to TCV and $0.4 million to other Desert Newco owners.
An additional accrual for tax distributions was not required at June 30, 2017.
Sponsors
As of June 30, 2017, affiliates of KKR held $13.3 million of the outstanding principal balance of our term loans as part of the lending syndicate. No material amounts have been paid to KKR during any of the periods presented.
Other
In the ordinary course of business, we purchase and lease computer equipment, technology licensing and software maintenance and support from affiliates of Dell Inc. (Dell) of which Silver Lake and its affiliates have a significant ownership interest. During the three months ended June 30, 2017 and 2016, we paid $4.6 million and $4.3 million, respectively, to Dell. During the six months ended June 30, 2017 and 2016, we paid $7.6 million and $8.3 million, respectively, to Dell.
18.    Subsequent Events
Sale of PlusServer
On July 15, 2017, we entered into an agreement for the sale of all of the outstanding shares in PlusServer for a preliminary purchase price of €385 million (approximately US $442 million based on the exchange rate in effect on July 15, 2017), subject to certain adjustments provided for in the Share Purchase Agreement. Consummation of the sale is expected to occur in the third quarter of 2017 and is subject to certain closing conditions, including the receipt of all required regulatory approvals.

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
Second Quarter Financial Highlights
Below are our key financial highlights as of and for the three months ended June 30, 2017. All comparisons are to the three months ended June 30, 2016.

•	Total revenue of $557.8 million, an increase of 22.3%, or approximately 23.5% on a constant currency basis(1).

•	International revenue of $187.7 million, an increase of 56.7%, or approximately 61.2% on a constant currency basis(1).

•	Total bookings(2) of $667.5 million, an increase of 23.9%, or approximately 25.8% on a constant currency basis(1).

•	Net income was $18.1 million.

•	Total customers increased 17.8% to 16.9 million.

•	Average revenue per user increased 2.8% to $129.

•	Cash and cash equivalents were $578.8 million.

•	Net cash provided by operating activities was $113.3 million.

•	Cash paid for business acquisitions were approximately $1,867.2 million.

•	Capital expenditures were $16.7 million.

•	Net proceeds from debt financings, which were used to fund the HEG acquisition, were approximately $1,953.1 million.

•	Repurchases of LLC Units from the Sponsors and YAM were $275.0 million.
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
Key Metrics
In addition to our results determined in accordance with GAAP, we believe the operating metrics below are useful as supplements in evaluating our ongoing operational performance and help provide an enhanced understanding of our business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Total bookings	$667.5	$538.6	$1,292.3	$1,096.4
Total customers at period end (in thousands)	16,878	14,327	16,878	14,327
Average revenue per user	$129	$125	$129	$125
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

Total bookings increased 23.9% from $538.6 million for the three months ended June 30, 2016 to $667.5 million for the three months ended June 30, 2017 and increased 17.9% from $1,096.4 million for the six months ended June 30, 2016 to $1,292.3 million for the six months ended June 30, 2017. These increases were primarily driven by our acquisition of HEG in April 2017, increases in total customers and domains under management, continued increases in aftermarket domain sales, broadened customer adoption of non-domains products and a higher growth rate associated with our increased international presence, partially offset by the impact of adverse movements in foreign currency exchange rates.
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
Total customers increased 17.8% from 14,327 as of June 30, 2016 to 16,878 as of June 30, 2017. Our customer growth primarily resulted from our acquisition of HEG, our increased international presence, our ongoing marketing and advertising initiatives and our enhanced and expanded product offerings.
Average revenue per user (ARPU). We calculate ARPU as total revenue during the preceding 12 month period divided by the average of the number of total customers at the beginning and end of the period. ARPU provides insight into our ability to sell additional products to customers, though the impact to date has been muted due to our continued growth in total customers.
ARPU increased 2.8% from $125 for the period ended June 30, 2016 to $129 for the period ended June 30, 2017, primarily due to broadened customer adoption of our products resulting in increased customer spend and revenue from acquired businesses, partially offset by the impact of adverse movements in foreign currency exchange rates. Our ARPU growth is muted by the impact of the acquisition of HEG as our trailing 12 month revenue includes only three months of HEG's results, while all of HEG's customers are included in the average customers calculation.
Reconciliation of Bookings
The following table reconciles total bookings to total revenue, its most directly comparable GAAP financial measure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Total Bookings:
Total revenue	$557.8	$456.2	$1,047.5	$889.9
Change in deferred revenue(1)	66.1	47.7	159.8	131.0
Net refunds	41.8	35.0	81.7	73.4
Other	1.8	(0.3)	3.3	2.1
Total bookings	$667.5	$538.6	$1,292.3	$1,096.4

(1)	Change in deferred revenue also includes the impact of realized gains or losses from the hedging of bookings in foreign currencies.

Results of Operations
The following table sets forth our consolidated results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue

Revenue:
Domains	$263.3	47.2%	$229.8	50.4%	$504.1	48.1%	$448.7	50.4%
Hosting and presence	214.9	38.5%	167.5	36.7%	393.2	37.5%	327.9	36.9%
Business applications	79.6	14.3%	58.9	12.9%	150.2	14.4%	113.3	12.7%
Total revenue	557.8	100.0%	456.2	100.0%	1,047.5	100.0%	889.9	100.0%
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	196.4	35.2%	162.1	35.5%	373.2	35.6%	316.5	35.6%
Technology and development	90.1	16.2%	70.2	15.4%	170.3	16.3%	141.9	15.9%
Marketing and advertising	62.5	11.2%	60.0	13.2%	129.9	12.4%	117.5	13.2%
Customer care	75.4	13.5%	62.1	13.6%	142.4	13.6%	123.8	13.9%
General and administrative	71.8	12.9%	52.8	11.6%	132.8	12.7%	101.0	11.4%
Depreciation and amortization	55.5	9.9%	39.3	8.6%	87.1	8.3%	78.2	8.8%
Total costs and operating expenses	551.7	98.9%	446.5	97.9%	1,035.7	98.9%	878.9	98.8%
Operating income	6.1	1.1%	9.7	2.1%	11.8	1.1%	11.0	1.2%
Interest expense	(22.0)	(3.9)%	(14.3)	(3.1)%	(34.8)	(3.3)%	(28.6)	(3.2)%
Tax receivable agreements liability adjustment	32.0	5.7%	(6.1)	(1.4)%	37.0	3.5%	(10.7)	(1.2)%
Loss on debt extinguishment	—	—%	—	—%	(1.7)	(0.1)%	—	—%
Other income (expense), net	2.7	0.5%	(0.8)	(0.2)%	4.4	0.4%	(0.1)	—%
Income (loss) from continuing operations before income taxes	18.8	3.4%	(11.5)	(2.6)%	16.7	1.6%	(28.4)	(3.2)%
Benefit (provision) for income taxes	4.6	0.8%	0.4	0.1%	3.6	0.3%	(1.0)	(0.1)%
Income (loss) from continuing operations	23.4	4.2%	(11.1)	(2.5)%	20.3	1.9%	(29.4)	(3.3)%
Loss from discontinued operations, net of income taxes	(5.3)	(1.0)%	—	—%	(5.3)	(0.5)%	—	—%
Net income (loss)	18.1	3.2%	(11.1)	(2.5)%	15.0	1.4%	(29.4)	(3.3)%
Less: net loss attributable to non-controlling interests	(2.7)	(0.5)%	(2.2)	(0.5)%	(6.4)	(0.6)%	(10.0)	(1.1)%
Net income (loss) attributable to GoDaddy Inc.	$20.8	3.7%	$(8.9)	(2.0)%	$21.4	2.0%	$(19.4)	(2.2)%
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
The following table presents our revenue during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%

Domains	$263.3	$229.8	$33.5	14.6%	$504.1	$448.7	$55.4	12.3%
Hosting and presence	214.9	167.5	47.4	28.3%	393.2	327.9	65.3	19.9%
Business applications	79.6	58.9	20.7	35.1%	150.2	113.3	36.9	32.6%
Total revenue	$557.8	$456.2	$101.6	22.3%	$1,047.5	$889.9	$157.6	17.7%
Total revenue increased $101.6 million, or 22.3%, from $456.2 million for the three months ended June 30, 2016 to $557.8 million for the three months ended June 30, 2017. Total revenue increased $157.6 million, or 17.7%, from $889.9 million for the six months ended June 30, 2016 to $1,047.5 million for the six months ended June 30, 2017. These increases were primarily driven by $45.9 million in total revenue from our acquisition of HEG in April 2017 as well as growth in total customers and ARPU. The increase in customers impacted each of our revenue lines, as the additional customers purchased subscriptions across our product portfolio.
Domains
Domains revenue increased $33.5 million, or 14.6%, from $229.8 million for the three months ended June 30, 2016 to $263.3 million for the three months ended June 30, 2017. Domains revenue increased $55.4 million, or 12.3%, from $448.7 million for the six months ended June 30, 2016 to $504.1 million for the six months ended June 30, 2017. These increases were primarily driven by our acquisition of HEG, the increase in domains under management from 62.8 million as of June 30, 2016 to 72.2 million as of June 30, 2017, international growth, strong renewals and increased aftermarket domain sales.
Hosting and presence
Hosting and presence revenue increased $47.4 million, or 28.3%, from $167.5 million for the three months ended June 30, 2016 to $214.9 million for the three months ended June 30, 2017. Hosting and presence revenue increased $65.3 million, or 19.9%, from $327.9 million for the six months ended June 30, 2016 to $393.2 million for the six months ended June 30, 2017. These increases were primarily driven by our acquisition of HEG as well as increased revenue from our website hosting and website building products and services.
Business applications
Business applications revenue increased $20.7 million, or 35.1%, from $58.9 million for the three months ended June 30, 2016 to $79.6 million for the three months ended June 30, 2017. Business applications revenue increased $36.9 million, or 32.6%, from $113.3 million for the six months ended June 30, 2016 to $150.2 million for the six months ended June 30, 2017. These increases were primarily driven by increased customer adoption of our expanded email and productivity solutions.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%

Cost of revenue (excluding depreciation and amortization)	$196.4	$162.1	$34.3	21.2%	$373.2	$316.5	$56.7	17.9%
Cost of revenue increased $34.3 million, or 21.2%, from $162.1 million for the three months ended June 30, 2016 to $196.4 million for the three months ended June 30, 2017. Cost of revenue increased $56.7 million, or 17.9%, from $316.5 million for the six months ended June 30, 2016 to $373.2 million for the six months ended June 30, 2017. These increase were primarily attributable to our acquisition of HEG, increased domain costs driven by the increase in domains under management, higher registration costs associated with many new gTLDs and increased aftermarket domain sales, increased software licensing fees primarily related to increased sales of email and productivity solutions and increased third-party commissions driven by the increased aftermarket domain sales.
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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%

Technology and development	$90.1	$70.2	$19.9	28.3%	$170.3	$141.9	$28.4	20.0%
Technology and development expenses increased $19.9 million, or 28.3%, from $70.2 million for the three months ended June 30, 2016 to $90.1 million for the three months ended June 30, 2017. Technology and development expenses increased $28.4 million, or 20.0%, from $141.9 million for the six months ended June 30, 2016 to $170.3 million for the six months ended June 30, 2017. These increases were primarily attributable to our acquisition of HEG as well as increased compensation-related costs driven by higher average headcount associated with the continued growth of our business.
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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%

Marketing and advertising	$62.5	$60.0	$2.5	4.2%	$129.9	$117.5	$12.4	10.6%
Marketing and advertising expenses increased $2.5 million, or 4.2%, from $60.0 million for the three months ended June 30, 2016 to $62.5 million for the three months ended June 30, 2017. Marketing and advertising expenses increased $12.4 million, or 10.6% from $117.5 million for the six months ended June 30, 2016 to $129.9 million for the six months ended June 30, 2017. This increases were primarily attributable to increased discretionary advertising spend driven by our international growth and new product launches as well as our acquisition of HEG.
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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%

Customer care	$75.4	$62.1	$13.3	21.4%	$142.4	$123.8	$18.6	15.0%
Customer care expenses increased $13.3 million, or 21.4%, from $62.1 million for the three months ended June 30, 2016 to $75.4 million for the three months ended June 30, 2017. Customer care expenses increased $18.6 million, or 15.0% from from $123.8 million for the six months ended June 30, 2016 to $142.4 million for the six months ended June 30, 2017. These increases were primarily driven by the continued growth of our business and our international expansion as well as our acquisition of HEG.
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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%

General and administrative	$71.8	$52.8	$19.0	36.0%	$132.8	$101.0	$31.8	31.5%
General and administrative expenses increased $19.0 million, or 36.0%, from $52.8 million for the three months ended June 30, 2016 to $71.8 million for the three months ended June 30, 2017. General and administrative expenses increased $31.8 million, or 31.5%, from $101.0 million for the six months ended June 30, 2016 to $132.8 million for the six months ended June 30, 2017. These increases were primarily due to our acquisition of HEG, increased professional service fees primarily associated with our debt financings, increased acquisition-related expenses primarily associated with the HEG acquisition and increased compensation-related costs associated with the continued growth of our business.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%

Depreciation and amortization	$55.5	$39.3	$16.2	41.2%	$87.1	$78.2	$8.9	11.4%
Depreciation and amortization expenses increased $16.2 million, or 41.2%, from $39.3 million for the three months ended June 30, 2016 to $55.5 million for the three months ended June 30, 2017. Depreciation and amortization increased $8.9 million or 11.4% from $78.2 million for the six months ended June 30, 2016 to $87.1 million for the six months ended June 30, 2017. These increase were primarily due to the finite-lived intangible assets and property and equipment acquired as part of our acquisition of HEG.
Interest expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%

Interest expense	$22.0	$14.3	$7.7	53.8%	$34.8	$28.6	$6.2	21.7%
Interest expense increased $7.7 million, or 53.8%, from $14.3 million for the three months ended June 30, 2016 to $22.0 million for the three months ended June 30, 2017. Interest expense increased $6.2 million, or 21.7%, from $28.6 million for the six months ended June 30, 2016 to $34.8 million for the six months ended June 30, 2017. These increases were primarily driven by additional interest from the Acquisition Term Loan entered into in April 2017 to finance our acquisition of HEG, partially offset by interest savings resulting from the refinancing of our Term Loan in February 2017.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity have been cash flow generated from operations, long-term debt borrowings and stock option exercises. Our principal uses of cash have been to fund operations, acquisitions and capital expenditures, as well as make interest payments and mandatory principal payments on our long-term debt. We have also used our cash to repurchase LLC Units and make distributions to holders of LLC Units.
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
We have incurred significant long-term debt, as described below, to fund acquisitions and for our working capital needs. As a result of our debt, we are limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities, strategic acquisitions or share repurchases. However, the restrictions under our debt agreements are subject to a number of qualifications and may be amended with lender consent.
We believe our existing cash and cash equivalents and internally-generated cash flows will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. However, our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support domestic and international development efforts, continued brand development and advertising spend, the expansion of Customer Care and general and administrative activities, the introduction of new and enhanced product offerings, the costs to support new and replacement capital equipment, the completion of strategic acquisitions or share repurchases. Should we pursue additional strategic acquisitions or share repurchases, we may need to raise additional capital, which may be in the form of additional long-term debt or equity financings.
Acquisition of HEG
On April 3, 2017, we completed the acquisition of HEG, as described in Note 3 to our condensed consolidated financial statements. Pursuant to the terms of the purchase agreement, we purchased all of the outstanding shares in HEG and related loan notes for €1.7 billion. The acquisition was financed using the Acquisition Term Loan and the Bridge Loan, both of which are discussed below.
Credit Facility
Our Credit Facility consists of the Term Loan and the Acquisition Term Loan, both maturing on February 15, 2024, and the Revolving Credit Loan maturing on February 15, 2022. See further discussion of the Credit Facility in Note 10 to our condensed consolidated financial statements.
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
The Credit Facility contains covenants restricting, among other things, our ability, or the ability of our subsidiaries, to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes including mergers and consolidations, sell assets, make restricted payments including dividends, distributions and investments, prepay junior indebtedness and engage in operations other than in connection with acting as a holding company, subject to customary exceptions. The refinanced Revolving Credit Loan also contains a financial covenant requiring us to maintain a maximum net leverage ratio of 5.75:1.00 when our usage exceeds 35.0% of the maximum capacity. The net leverage ratio is calculated as the ratio of first lien secured debt less cash and cash equivalents to consolidated EBITDA (as defined in the Credit Facility). As of June 30, 2017, we were in compliance with all such covenants and had no amounts drawn on the Revolving Credit Loan.
As further discussed in Note 11, we have hedged a portion of our long-term debt through the use of cross-currency and interest rate swap derivative instruments. These instruments help us manage and mitigate our risk of exposure to changes in foreign currency exchange rates and interest rates. See "Quantitative and Qualitative Disclosures About Market Risk" for additional discussion of our hedging activities.
Bridge Loan and Sale of PlusServer
On April 3, 2017, we entered into the Bridge Loan to finance a portion of the HEG acquisition, as described in Note 10 to our condensed consolidated financial statements. The Bridge Loan matures on April 3, 2018, but may be extended an additional year at our sole discretion. Pursuant to the terms of the Bridge Loan, in the event of a sale or other disposition of PlusServer, we must prepay the Bridge Loan with 100% of the net cash proceeds from such sale or disposition.
All obligations under the Bridge Loan are guaranteed by the assets of substantially all of our domestic subsidiaries, and the Bridge Loan contains restrictive covenants similar to those under the Credit Facility.
As discussed in Note 18 to our condensed consolidated financial statements, on July 15, 2017, we entered into an agreement to sell PlusServer for a preliminary purchase price of €385 million, subject to certain adjustments. Consummation of the sale is expected to occur in the third quarter of 2017 and is subject to certain closing conditions, including the receipt of all required regulatory approvals.
We intend the repay the Bridge Loan in full following the PlusServer sale. Our anticipated proceeds, net of selling costs and certain taxes, will be approximately €350.0 million, or approximately €150.0 million less than the Bridge Loan balance. Therefore, we expect to use approximately $171.2 million of our existing cash and cash equivalents (based on exchange rates in effect at June 30, 2017) to fully repay the loan. We also expect to recognize the following in our statement of operations during the third quarter upon repayment: i) a loss on debt extinguishment of approximately $5.1 million, which represents the estimated remaining unamortized original issue discount and debt issuance costs on this loan, and ii) a foreign currency exchange loss on this Euro-denominated loan, which we estimate to be approximately $11.2 million (based on exchange rates in effect at June 30, 2017). The amount of loss we ultimately recognize will depend on the date of repayment and the exchange rates in effect at such time.
Secondary Offering and LLC Unit Repurchase
As discussed in Note 6 to our condensed consolidated financial statements, in May 2017, we completed an underwritten public offering in which the Sponsors and YAM sold an aggregate of 27,615 shares of our Class A common stock at a public offering price of $38.50 per share. We did not receive any proceeds from the shares sold by the selling stockholders; however, we received $3.7 million in proceeds from our sale of 100,000 additional shares of Class A common stock in the offering, which were used to pay the expenses we incurred in connection with the offering. The exchange of 16,701 LLC Units (together with the corresponding shares of Class B common stock) for Class A common stock by the selling stockholders resulted in a material increase to the liability under the TRAs.
Substantially concurrent with the completion of the offering, we repurchased 7,344 LLC units from the Sponsors and YAM for an aggregate of $275.0 million, or $37.44 per share, which is the same per share price, net of discounts and commissions, paid by the underwriters to the selling stockholders in the offering. In connection with this repurchase, the corresponding shares of Class B common stock held by the Sponsors and YAM were canceled. The repurchase did not result in an incremental liability under the TRAs; however, it did increase the per unit basis of the remaining LLC Units held by each of the selling stockholders. This results in a deferral of the recording of the liability under the TRAs until the future exchange of LLC Units by such selling stockholders.
Tax Receivable Agreements
As of June 30, 2017, the liability under the TRAs was $186.3 million, as described in Note 14 to our condensed consolidated financial statements.
We may record additional liabilities under the TRAs when LLC Units are exchanged in the future and as our estimates of the future utilization of the tax attributes, NOLs and other tax benefits change. We expect to make payments under the TRAs, to the extent they are required, within 150 days after our federal income tax return is filed for each fiscal year. Interest on such payments will begin to accrue from the due date (without extensions) of such tax return at a rate equal to the one year LIBOR plus 100 basis points. Under the TRAs, to avoid interest charges, we have the right, but not the obligation, to make TRA payments in advance of the date the payments are otherwise due. We currently do not expect to begin making payments related to the existing liability under the TRAs until 2020.
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
As of December 31, 2016, our accrual for tax distributions related to estimated taxable income allocations to Desert Newco's owners for 2016, excluding us, was $10.0 million, which we paid in 2017 based on ownership as of the payment dates as follows: $4.0 million to YAM, $2.3 million to Silver Lake, $2.1 million to KKR, $1.2 million to TCV and $0.4 million to other Desert Newco owners.
An additional accrual for tax distributions was not required at June 30, 2017. We may be required to make additional payments to Desert Newco’s owners related to taxable income allocations for the remainder of 2017. However, because the calculation of such payments is based on future taxable income and other variables, there is significant uncertainty as to whether or not such distributions will be required.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2017	2016

Net cash provided by operating activities	$239.9	$197.7
Net cash used in investing activities	(1,913.5)	(73.0)
Net cash provided by (used in) financing activities	1,684.5	(0.6)
Effect of exchange rate changes on cash and cash equivalents	1.8	—
Net increase in cash and cash equivalents	$12.7	$124.1
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
Net cash provided by operating activities increased $42.2 million from $197.7 million during the six months ended June 30, 2016 to $239.9 million during the six months ended June 30, 2017, primarily resulting from our bookings growth and the acquisition of HEG.
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
Net cash used in investing activities increased $1,840.5 million from $73.0 million during the six months ended June 30, 2016 to $1,913.5 million during the six months ended June 30, 2017, primarily due to a $1,829.9 million increase in business acquisitions.
Financing Activities
Our financing activities primarily consist of long-term debt borrowings, repurchases of LLC Units from the Sponsors and YAM, the repayment of principal on long-term debt, stock option activity and the payment of tax distributions to holders of LLC Units.
Net cash provided in financing activities increased $1,685.1 million from $0.6 million used during the six months ended June 30, 2016 to $1,684.5 million provided during the six months ended June 30, 2017 driven by net proceeds from the issuance of the Acquisition Term Loan and Bridge Loan of $1,421.4 million and $531.7 million, respectively, and $21.7 million related to sales of Class A common stock, net of expenses. These inflows were offset by $275.0 million of LLC Unit repurchases and $38.9 million in payments of financing-related costs associated with our debt financings in 2017.

Deferred Revenue
Deferred revenue consists of sales for products not yet recognized as revenue at the end of a period. Deferred revenue as of June 30, 2017 was $1,801.3 million, and is expected to be recognized as revenue as follows:

	Remainder of 2017	2018	2019	2020	2021	Thereafter	Total

Domains	$402.8	$320.4	$105.4	$53.4	$32.5	$42.7	$957.2
Hosting and presence	293.2	202.0	75.2	22.3	7.9	6.9	607.5
Business applications	112.9	80.2	28.3	8.9	3.7	2.6	236.6
	$808.9	$602.6	$208.9	$84.6	$44.1	$52.2	$1,801.3
Off-Balance Sheet Arrangements
As of June 30, 2017 and December 31, 2016, we had no off-balance sheet arrangements that had, or which are reasonably likely to have, a material effect on our consolidated financial statements.
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
Foreign Currency Risk
We manage our exposure to changes in foreign currency exchange rates through the use of foreign exchange forward contracts and cross-currency swap contracts. See Note 11 to the accompanying condensed consolidated financial statements for a summary of the notional amounts and fair values of our foreign currency exchange and cross-currency swap contracts outstanding as of June 30, 2017. Additionally, we have established a Euro-denominated intercompany loan to offset the currency impact of our Euro-denominated Bridge Loan, thereby mitigating our exposure to fluctuations in exchange rates.
Foreign Exchange Forward Contracts
A portion of our bookings, revenue and operating expenses is denominated in foreign currencies, which are subject to exchange rate fluctuations. Our most significant foreign currency exposures are the Euro, the British pound, the Indian rupee and the Canadian dollar. Our reported bookings, revenues and operating results may be impacted by fluctuations in foreign currency exchange rates. Fluctuations in foreign currency exchange rates may also cause us to recognize transaction gains and losses in our consolidated statement of operations; however, to date, such amounts have not been material. With our recent acquisition of HEG, and as our international operations continue to grow, our exposure to fluctuations in currency rates will increase, which may increase the costs associated with this growth. During the three months ended June 30, 2017, our total bookings growth in constant currency would have been approximately 190 basis points higher and total revenue growth would have been approximately 120 basis points higher. Constant currency is calculated by translating bookings and revenue for each month in the current period using the foreign currency exchange rate for the corresponding month in the prior period, excluding any hedging gains or losses realized during the period.
We utilize foreign exchange forward contracts to manage the volatility of our bookings and revenue related to foreign currency transactions. These forward contracts reduce, but do not eliminate, the impact of adverse currency exchange rate fluctuations. We designate these forward contracts as cash flow hedges for accounting purposes. Changes in the intrinsic value of these hedges are recorded as a component of AOCI. Gains and losses, once realized, are recorded as a component of AOCI and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. At June 30, 2017, the total notional amount of such contracts was $55.6 million, all having remaining maturities of six months or less, and the realized and unrealized loss included in AOCI totaled $1.8 million.
Cross-Currency Swap Contract
In April 2017, in order to manage variability due to movements in foreign currency rates related to a Euro-denominated intercompany loan, we entered into a five-year Cross-Currency Swap. The Cross-Currency Swap, which matures on April 3, 2022, had a notional amount of €1,240.2 million at June 30, 2017 and converts the fixed rate Euro-denominated interest and principal receipts on the intercompany loan into fixed U.S. dollar interest and principal receipts. The Cross-Currency Swap, which is designated as a cash flow hedge and recognized as an asset or liability at fair value, effectively creates a fixed-rate U.S. dollar intercompany loan from a fixed rate Euro-denominated intercompany loan, thereby reducing our exposure to foreign currency fluctuations between the Euro and U.S. dollar. Changes to the fair value of our Cross-Currency Swap due to changes in the value of the U.S. dollar relative to the Euro would be largely offset by the net change in the fair values of the underlying hedged items.
Interest Rate Risk
Interest rate risk reflects our exposure to movements in interest rates associated with our variable-rate debt. Total borrowings under our Credit Facility were $2,494.8 million as of June 30, 2017. These borrowings bear interest at a rate equal to, at our option, either (a) LIBOR plus 2.50% per annum or (b) 1.50% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%. Borrowings under the €500 million Bridge Loan bear interest at a rate of EURIBOR (not less than 1.0%) plus 2.75% per annum.
In April 2017, in connection with the closing of the Acquisition Term Loan, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement to effectively convert a portion of the variable-rate debt to fixed. The interest rate swap, the notional amount of which was $1,322.1 million at June 30, 2017, matures on April 3, 2022 and swaps the variable interest rate on our one-month LIBOR plus 2.50% debt for a fixed rate of 5.44%. The objective of the interest rate swap, which is designated as a cash flow hedge, is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.
For the balance of our long-term debt not subject to the Interest Rate Swap, the effect of a hypothetical 10% change in interest rates would not have had a material impact on our interest expense.

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
Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2017 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting. Due to the timing of our acquisition of HEG, we will exclude the operations of this recently acquired company as we continue to evaluate its internal controls over financial reporting. This exclusion is in accordance with the general guidance issued by the Staff of the SEC that an assessment of a recent business combination may be omitted from management's report on internal control over financial reporting in the first year of consolidation.
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
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading "Risk Factors" in our Current Report on Form 8-K filed May 3, 2017.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
In May 2017, we issued and sold an aggregate of 204,132 shares of the Company’s Class A common stock at a per share price of $36.741 in reliance on Section 4(a)(2) of the Securities Act.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding our repurchase from the Sponsors and YAM of LLC Units of Desert Newco made during the second quarter of 2017:

Period	Total Number of Units Purchased(1)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publically Announced Plans or Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2017 - April 30, 2017	--	--	N/A	N/A
May 1 - May 31, 2017	7,344,840	$37.44	N/A	N/A
June 1 - June 30, 2017	--	--	N/A	N/A
Total	7,344,840	$37.44	N/A	N/A

(1)
On May 4, 2017, we entered into a Unit Repurchase Agreement to repurchase an aggregate of 7,344,840 LLC units of Desert Newco at a price of $37.44 per unit from the Sponsors and YAM resulting in a total purchase price of $275.0 million. We do not have a share repurchase program in place.

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

GODADDY INC.

Date:	August 9, 2017	/s/ Ray E. Winborne
Ray E. Winborne
Chief Financial Officer

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1+	Agreement on the sale and purchase of all shares in Host Europe Holdings Limited and certain loan notes issued by Host Europe Finance Co. Limited, dated as of December 5, 2016, by and among Go Daddy Operating Company, LLC, Desert Newco, LLC, the Cinven Sellers identified on Schedule 1 thereto, the Minority Sellers identified in Schedule 2 thereto, the Management Sellers identified on Schedule 3 thereto, and Cinven Capital Management (V) GP Ltd, as the Sellers’ Representative.	8-K	001-36904	2.1	12/9/2016
2.2	Management Warranty Deed, dated as of December 5, 2016, by and among Patrick Pulvermüller and Tobias Mohr and Go Daddy Operating Company, LLC.	8-K	001-36904	2.2	12/9/2016
2.3+	Agreement on the Sale and Purchase of all shares in PlusServer GmbH, dated as of July 15, 2017, by and between Host Europe GmbH and Blitz 17-568 GmbH.	8-K	001-36904	2.1	7/18/2017
10.1	Amendment No. 5 to Credit Agreement, including as Annex A, the Second Amended and Restated Credit Agreement, dated as of February 15, 2017, by and among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, Inc., Barclays Bank PLC, Deutsche Bank Securities Inc., RBC Capital Markets, KKR Capital Markets LLC, J.P. Morgan Securities LLC, Morgan Stanley Senior Funding Inc., and Citigroup Global Markets, Inc.	8-K	001-36904	10.1	2/16/2017
10.2	Bridge Credit Agreement, dated as of April 3, 2017, among Desert Newco, LLC, GD Finance Co., Inc., the several lenders from time to time parties hereto, Barclays Bank PLC, as the Administrative Agent and a Lender, and Barclays Bank PLC, Deutsche Bank Securities, Inc., Citigroup Global Markets Inc., RBC Capital Markets, J.P. Morgan Chase Bank, N.A., HSBC Securities (USA) Inc., SG Americas Securities, LLC, as Joint Lead Arrangers and Bookrunners.	8-K	001-36904	10.1	4/4/2017
10.3	Technical Amendment to the Second Amended and Restated Credit Agreement by and among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, Inc., the lending institutions from time to time party thereto, and Barclays Bank PLC, effective as of May 24, 2017.	8-K	001-36904	10.1	5/26/2017
10.4	Technical Amendment to the Bridge Credit Agreement by and among Desert Newco, LLC, GD Finance Co, Inc., the lending institutions from time to time party thereto, and Barclays Bank PLC, effective as of May 24, 2017.	8-K	001-36904	10.2	5/26/2017
10.5	Unit Purchase Agreement, dated as of May 4, 2017, by and among Desert Newco, LLC and the entities identified on Schedule A thereto.	8-K	001-36904	10.1	5/10/2017
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
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

+	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. GoDaddy Inc. agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request.