Form 10-Q
period 2017-09-30
GoDaddy Inc.
filed 2017-11-08
CIK 1609711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                         ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒
As of November 3, 2017, there were 126,735,354 shares of GoDaddy Inc.'s Class A common stock, $0.001 par value per share, outstanding and 39,995,820 shares of GoDaddy Inc.'s Class B common stock, $0.001 par value per share, outstanding.

GoDaddy Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2017

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

•	our ability to continue to efficiently acquire customers, maintain our high customer retention rates and maintain the level of our customers’ lifetime spend;

•	our ability to provide high quality Customer Care;

•	the effects of increased competition in our markets and our ability to compete effectively;

•	our ability to grow internationally;

•	the impact of fluctuations in foreign currency exchange rates on our business and our ability to effectively manage the exposure to such fluctuations;

•	our ability to effectively manage our growth and associated investments;

•
our ability to integrate recent or potential future acquisitions, including our recent acquisition of Host Europe Holdings Limited (HEG) and to deliver a broader range of cloud-based products built on a single global technology platform;

•	our ability to maintain our relationships with our partners;

•	adverse consequences of our substantial level of indebtedness and our ability to repay our debt;

•	our ability to maintain, protect and enhance our intellectual property;

•	our ability to maintain or improve our market share;

•	sufficiency of cash and cash equivalents to meet our needs for at least the next 12 months;

•	beliefs and objectives for future operations;

•	our ability to stay in compliance with laws and regulations currently applicable to, or which may become applicable to, our business both in the United States (U.S.) and internationally;

•	economic and industry trends or trend analysis;

•	our ability to attract and retain qualified employees and key personnel;

•	the amount and timing of any payments we make under tax receivable agreements (TRAs) or for tax distributions;

•	the future trading prices of our Class A common stock;
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

iii

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
GoDaddy Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except share amounts in thousands and per share amounts)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$536.9	$566.1
Short-term investments	16.4	6.6
Accounts and other receivables	17.3	8.0
Registry deposits	25.6	20.6
Prepaid domain name registry fees	357.6	307.0
Prepaid expenses and other current assets	49.8	24.5
Total current assets	1,003.6	932.8
Property and equipment, net	296.3	231.0
Prepaid domain name registry fees, net of current portion	185.0	172.1
Goodwill	2,882.0	1,718.4
Intangible assets, net	1,316.8	716.5
Other assets	11.3	16.1
Total assets	$5,695.0	$3,786.9
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$49.5	$61.7
Accrued expenses and other current liabilities	430.6	143.0
Payable to related parties for tax distributions	—	10.0
Deferred revenue	1,254.3	1,043.5
Long-term debt	16.1	4.0
Total current liabilities	1,750.5	1,262.2
Deferred revenue, net of current portion	594.8	532.7
Long-term debt, net of current portion	2,415.8	1,035.7
Payable to related parties pursuant to tax receivable agreements	220.1	202.6
Deferred tax liabilities	172.6	—
Other long-term liabilities	72.0	39.5
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value - 50,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value - 1,000,000 shares authorized; 126,211 and 88,558 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	0.1	0.1
Class B common stock, $0.001 par value - 500,000 shares authorized; 40,000 and 78,554 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	—	0.1
Additional paid-in capital	451.6	608.3
Accumulated deficit	(4.9)	(48.7)
Accumulated other comprehensive income (loss)	(51.6)	2.7
Total stockholders' equity attributable to GoDaddy Inc.	395.2	562.5
Non-controlling interests	74.0	151.7
Total stockholders' equity	469.2	714.2
Total liabilities and stockholders' equity	$5,695.0	$3,786.9
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except share amounts in thousands and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Domains	$271.5	$236.6	$775.6	$685.3
Hosting and presence	225.9	174.1	619.1	502.0
Business applications	84.8	61.4	235.0	174.7
Total revenue	582.2	472.1	1,629.7	1,362.0
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	200.3	169.2	573.5	485.7
Technology and development	91.0	72.3	261.3	214.2
Marketing and advertising	58.8	53.4	188.7	170.9
Customer care	74.6	59.8	217.0	183.6
General and administrative	65.4	52.8	198.2	153.8
Depreciation and amortization	60.0	43.4	147.1	121.6
Total costs and operating expenses	550.1	450.9	1,585.8	1,329.8
Operating income	32.1	21.2	43.9	32.2
Interest expense	(24.4)	(14.4)	(59.2)	(43.0)
Tax receivable agreements liability adjustment	—	1.3	37.0	(9.4)
Loss on debt extinguishment	(5.3)	—	(7.0)	—
Other income (expense), net	1.7	(0.7)	6.1	(0.8)
Income (loss) from continuing operations before income taxes	4.1	7.4	20.8	(21.0)
Benefit (provision) for income taxes	3.0	0.9	6.6	(0.1)
Income (loss) from continuing operations	7.1	8.3	27.4	(21.1)
Income from discontinued operations, net of income taxes (includes $36.7 gain on disposal, net of tax)	22.9	—	17.6	—
Net income (loss)	30.0	8.3	45.0	(21.1)
Less: net income (loss) attributable to non-controlling interests	7.6	3.5	1.2	(6.5)
Net income (loss) attributable to GoDaddy Inc.	$22.4	$4.8	$43.8	$(14.6)
Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock—basic:
Continuing operations	$0.05	$0.06	$0.31	$(0.19)
Discontinued operations	0.15	—	0.12	—
Net income (loss) attributable to GoDaddy Inc.	$0.20	$0.06	$0.43	$(0.19)
Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock—diluted:
Continuing operations	$0.04	$0.05	$0.15	$(0.19)
Discontinued operations	0.13	—	0.10	—
Net income (loss) attributable to GoDaddy Inc.	$0.17	$0.05	$0.25	$(0.19)
Weighted-average shares of Class A common stock outstanding:
Basic	114,836	83,733	102,171	77,170
Diluted	175,219	175,932	177,009	77,170
___________________________
(1) Costs and operating expenses include equity-based compensation expense as follows:
Technology and development	$9.3	$7.0	$26.6	$16.9
Marketing and advertising	2.0	2.3	5.2	5.8
Customer care	1.0	1.6	2.6	3.0
General and administrative	7.5	6.6	20.8	14.6
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statement of Stockholders' Equity (unaudited)
(In millions, except share amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest
	Shares	Amount	Shares	Amount					Total
Balance at December 31, 2016	88,558	$0.1	78,554	$0.1	$608.3	$(48.7)	$2.7	$151.7	$714.2
Net income (loss)	—	—	—	—	—	43.8	—	1.2	45.0
Equity-based compensation expense	—	—	—	—	55.2	—	—	—	55.2
Sales of Class A common stock	671	—	—	—	19.4	—	—	—	19.4
Stock option exercises	4,683	—	—	—	65.1	—	—	(17.2)	47.9
Issuance of Class A common stock under employee stock purchase plan	325	—	—	—	9.2	—	—	—	9.2
Repurchases of LLC Units	—	—	(7,345)	—	(275.0)	—	—	—	(275.0)
Effect of exchanges of LLC Units	31,209	—	(31,209)	(0.1)	23.9	—	—	(23.9)	(0.1)
Liability pursuant to the tax receivable agreements resulting from exchanges of LLC Units	—	—	—	—	(54.5)	—	—	—	(54.5)
Gain (loss) on swaps and foreign currency hedging, net	—	—	—	—	—	—	(47.0)	—	(47.0)
Change in foreign currency translation adjustment	—	—	—	—	—	—	(45.1)	—	(45.1)
Accumulated other comprehensive income (loss) attributable to non-controlling interests	—	—	—	—	—	—	37.8	(37.8)	—
Vesting of restricted stock units	765	—	—	—	—	—	—	—	—
Balance at September 30, 2017	126,211	$0.1	40,000	$—	$451.6	$(4.9)	$(51.6)	$74.0	$469.2
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$30.0	$8.3	$45.0	$(21.1)
Foreign exchange forward contracts gain (loss)	(1.7)	(0.2)	(6.5)	(0.4)
Unrealized swap gain (loss), net	(9.9)	—	(40.5)	—
Change in foreign currency translation adjustment	(45.0)	—	(45.1)	(0.1)
Comprehensive income (loss)	(26.6)	8.1	(47.1)	(21.6)
Less: comprehensive income (loss) attributable to non-controlling interests	(20.2)	—	(36.6)	—
Comprehensive income (loss) attributable to GoDaddy Inc.	$(6.4)	$8.1	$(10.5)	$(21.6)
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net income (loss)	$45.0	$(21.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	147.1	121.6
Equity-based compensation	55.2	40.3
Loss on debt extinguishment	7.0	—
Tax receivable agreements liability adjustment	(37.0)	9.4
Deferred taxes	(15.9)	(2.4)
Gain on sale of PlusServer	(36.7)	—
Other	10.6	13.5
Changes in operating assets and liabilities, net of amounts acquired:
Registry deposits	(4.1)	(2.9)
Prepaid domain name registry fees	(24.3)	(26.6)
Deferred revenue	208.4	156.6
Other operating assets and liabilities	16.0	9.0
Net cash provided by operating activities	371.3	297.4
Investing activities
Purchases of short-term investments	(16.3)	(10.5)
Maturities of short-term investments	6.6	5.4
Business acquisitions, net of cash acquired	(1,875.7)	(57.9)
Proceeds received from sale of PlusServer	447.7	—
Purchases of property and equipment, excluding improvements	(50.2)	(37.8)
Purchases of leasehold and building improvements	(10.0)	(5.0)
Net cash used in investing activities	(1,497.9)	(105.8)
Financing activities
Proceeds received from:
Acquisition Term Loan	1,421.4	—
Bridge Loan	531.7	—
Stock option exercises	47.9	45.9
Sale of Class A common stock, net of expenses	22.1	—
Issuance of Class A common stock under employee stock purchase plan	9.2	—
Payments made for:
Repurchases of LLC Units	(275.0)	—
Financing-related costs	(38.9)	—
Distributions to holders of LLC Units	(10.0)	(10.8)
Repayment of Bridge Loan	(596.6)	—
Repayment of term loan	(9.0)	(8.2)
Capital leases and other financing obligations	(8.8)	(10.3)
Net cash provided by financing activities	1,094.0	16.6
Effect of exchange rate changes on cash and cash equivalents	3.4	—
Net increase (decrease) in cash and cash equivalents	(29.2)	208.2
Cash and cash equivalents, beginning of period	566.1	348.0
Cash and cash equivalents, end of period	$536.9	$556.2
Supplemental cash flow information:
Cash paid during the period for:
Interest on long-term debt, net of swap benefit	$59.3	$35.0
Income taxes, net of refunds received	$12.6	$2.7
Supplemental information for non-cash investing and financing activities:
Fair value of contingent consideration in connection with business acquisitions	$11.6	$1.0
Accrued capital expenditures at period end	$7.1	$13.5
Property and equipment acquired under capital leases	$6.3	$7.0
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts in thousands and per share amounts)
1.    Organization and Background
Organization
Following the completion of our IPO and other related organizational transactions in 2015, we became the sole managing member of Desert Newco. As a result, we consolidate its financial results and report a non-controlling interest representing the economic interest held by its other members. Non-controlling interest excludes any net income (loss) attributable directly to GoDaddy Inc. As of September 30, 2017, we owned approximately 76% of Desert Newco's limited liability company units (LLC Units).
Basis of Presentation
Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP), and include our accounts and the accounts of our subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.
Our interim condensed consolidated financial statements are unaudited, and in our opinion, include all adjustments of a normal recurring nature necessary for the fair presentation of the interim periods presented. The results for the interim periods are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2017.
These financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the 2016 Form 10-K).
Prior Period Reclassifications
Reclassifications of certain immaterial prior period amounts have been made to conform to the current period presentation.

Use of Estimates
GAAP requires us to make estimates and assumptions affecting amounts reported in our financial statements. Our more significant estimates include:

•	the determination of the best estimate of selling price of the deliverables included in multiple-deliverable revenue arrangements;

•	the fair value of assets acquired and liabilities assumed in business acquisitions;

•	the assessment of recoverability of long-lived assets, including property and equipment, goodwill and intangible assets;

•	the estimated reserve for refunds;

•	the estimated useful lives of intangible and depreciable assets;

•	the grant date fair value of equity-based awards;

•	the recognition, measurement and valuation of current and deferred income taxes;

•	the recognition and measurement of amounts payable under TRAs or as tax distributions to Desert Newco's owners; and

•	the recognition and measurement of loss contingencies, indirect tax liabilities and certain accrued liabilities.
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
We expect each derivative instrument qualifying for hedge accounting will be highly effective at reducing the risk associated with the exposure being hedged. For each derivative instrument designated as a hedge, we formally document the related risk management strategy and objective, including identification of the hedging instrument, the hedged item and the risk of exposure, as well as how hedge effectiveness will be assessed prospectively and retrospectively over the instrument's term. To assess effectiveness of our swap instruments, we use regression analysis performed utilizing the Hypothetical Derivative Method to compare the change in fair value of the derivative instrument designated as the hedging instrument to the change in the fair value of a similarly modeled hypothetical derivative using the same discount rate. Following our initial quantitative assessment, we may perform subsequent assessments on a qualitative basis unless facts and circumstances change such that we can no longer qualitatively assert that our hedges are highly effective.
We reflect unrealized gains or losses on our cash flow hedges as a component of accumulated other comprehensive income (loss) (AOCI). Gains and losses, once realized, are recorded as a component of AOCI and are amortized to earnings over the same period in which the underlying hedged amounts are recognized. At inception, and each reporting period, we evaluate the effectiveness of each of our hedges, and all hedges were determined to be effective.
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
The following tables set forth assets and liabilities measured at fair value on a recurring basis:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Reverse repurchase agreements(1)	$—	$100.0	$—	$100.0
Commercial paper	—	49.9	—	49.9
Short-term investments:
Certificates of deposit and time deposits	6.4	—	—	6.4
Commercial paper	—	10.0	—	10.0
Derivative assets	—	—	—	—
Total assets measured and recorded at fair value	$6.4	$159.9	$—	$166.3
Liabilities:
Contingent consideration liabilities	$—	$—	$20.6	$20.6
Derivative liabilities	—	184.9	—	184.9
Total liabilities measured and recorded at fair value	$—	$184.9	$20.6	$205.5

(1)	Reverse repurchase agreements include a $50.0 million repurchase agreement with Morgan Stanley, callable with 31 days notice, and a $50.0 million one-week repurchase agreement with Wells Fargo.

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Reverse repurchase agreements(1)	$—	$130.0	$—	$130.0
Commercial paper	—	55.9	—	55.9
Short-term investments:
Certificates of deposit and time deposits	6.6	—	—	6.6
Derivative assets	—	0.7	—	0.7
Total assets measured and recorded at fair value	$6.6	$186.6	$—	$193.2
Liabilities:
Derivative liabilities	$—	$0.1	$—	$0.1
Total liabilities measured and recorded at fair value	$—	$0.1	$—	$0.1

(1)	Reverse repurchase agreements include an $80.0 million repurchase agreement with Morgan Stanley, callable with 31 days notice, and a $50.0 million one-week repurchase agreement with Wells Fargo.
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
Recent Accounting Pronouncements
Revenue Recognition
In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard on revenue recognition from contracts with customers. The new standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled to in exchange for those goods or services. The FASB has issued several amendments to the new standard, including clarification on identifying performance obligations, principal-versus-agent implementation guidance, collectability assessment, sales taxes and other similar taxes collected from customers, noncash consideration, contract modification and completed contracts at transition. These amendments are intended to address implementation issues raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new standard.
The new standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We will adopt the new standard effective January 1, 2018.
We have substantially completed our assessment of the new standard and do not currently anticipate any changes to have a material impact. We plan to adopt the standard under the modified retrospective approach and will recognize the cumulative effect of initially applying the standard, if any, as an adjustment to the opening balance of retained earnings at the date of initial application.

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
In August 2017, the FASB issued new guidance simplifying the rules around hedge accounting to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation and disclosure of hedging results. In addition, certain targeted improvements eased the application of current guidance related to the assessment of hedge effectiveness. Our adoption of this new guidance effective July 1, 2017 did not have a material impact.
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
Our operating results include HEG's results from the closing date. The purchase price was preliminarily allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess recorded to goodwill. The recognition of goodwill, none of which is deductible for income tax purposes, was made based on the strategic and synergistic benefits we expect to realize from the acquisition. During the measurement period, which will not exceed one year from closing, we will continue to obtain information to assist us in finalizing the acquisition date fair values. Any qualifying changes to our preliminary estimates will be recorded as adjustments to the respective assets and liabilities, with any residual amounts allocated to goodwill. During the three months ended September 30, 2017, we recorded certain measurement period adjustments primarily related to acquired deferred tax liabilities and the net assets held for sale. These adjustments resulted in a $22.7 million reclassification of goodwill from discontinued operations to continuing operations.
The following table summarizes the preliminary estimated fair values of the HEG assets acquired and liabilities assumed, as adjusted:

Total purchase consideration(1)	$1,849.5

Fair value of assets acquired:
Cash and cash equivalents	27.2
Other current assets	66.3
Assets held for sale(2)	497.5
Property and equipment, net	61.9
Intangible assets, net	595.7
Other assets	9.3
Amount attributable to assets acquired	1,257.9
Fair value of liabilities assumed:
Accounts payable and accrued expenses	61.9
Current portion of deferred revenue	45.5
Liabilities directly associated with the assets held for sale(2)	93.0
Other long-term liabilities	14.0
Deferred tax liabilities	186.6
Amount attributable to liabilities assumed	401.0
Goodwill	$992.6

(1)	The purchase consideration was translated using the Euro to U.S. dollar exchange rate in effect on the closing date, April 3, 2017, of approximately 1.066.

(2)
Assets held for sale and liabilities directly associated with the assets held for sale, represented those of HEG's PlusServer managed hosting business, which met the criteria for held for sale designation at the acquisition date and was sold in August 2017. See Note 4 for further discussion.

The preliminary purchase price allocation to identifiable finite-lived intangible assets acquired was as follows:

Finite-lived Intangible Assets	Preliminary Estimated Useful Life	HEG Continuing Operations
Trade names	10 years	$75.2
Developed technology	6 years	62.4
Customer relationships	9 years	458.1
		$595.7
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
HEG contributed the following to our consolidated results since the date of acquisition:

	Total Revenue	Net Loss from Continuing Operations
For the three months ended:
June 30, 2017 (as revised)(1)	$45.9	$(9.4)
September 30, 2017	52.8	(6.1)
Total HEG contribution	$98.7	$(15.5)

(1)	HEG's net loss from continuing operations for the three months ended June 30, 2017 was revised to exclude intercompany expenses, which eliminated in consolidation.
The following pro forma consolidated results of operations for the three and nine months ended September 30, 2017 and 2016 assume the closing of the HEG acquisition occurred as of January 1, 2016. The unaudited pro forma results include certain preliminary purchase accounting adjustments, which are primarily comprised of amortization of acquired intangible assets, fair value adjustments to reduce deferred revenue assumed in the acquisition and interest expense on the Acquisition Term Loan and the Bridge Loan. For the purpose of the pro forma, the one-year Bridge Loan was assumed to commence on January 1, 2016 and therefore no interest expense on this loan is included in 2017. In addition, we have made pro forma adjustments in 2017 to exclude nonrecurring transaction costs directly attributable to the acquisition. As required by U.S. GAAP, we have made pro forma adjustments to include these deal costs in 2016. The pro forma results of operations are presented for informational purposes only and do not include any anticipated cost savings or other effects of future integration efforts. As such, they may not be not indicative of the results we would have achieved if the acquisition had taken place on January 1, 2016, nor are they intended to be a projection of our future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
Pro forma Consolidated Results of Operations	2017	2016	2017	2016

Total revenue	$589.5	$526.1	$1,707.9	$1,515.7
Net income (loss) attributable to GoDaddy Inc.	25.9	(1.8)	47.5	(29.0)
Net income (loss) from continuing operations attributable to GoDaddy Inc.	2.9	(3.0)	28.8	(38.4)
Net income (loss) from continuing operations attributable to GoDaddy Inc. per share of Class A common stock - basic	0.08	(0.03)	0.35	(0.50)
Net income (loss) from continuing operations attributable to GoDaddy Inc. per share of Class A common stock - diluted	0.07	(0.03)	0.18	(0.50)
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
The aggregate purchase price was allocated based upon our assessment of acquisition-date fair values with $64.1 million allocated to goodwill, none of which is tax deductible, $28.5 million to identified finite-lived intangible assets and $13.2 million of net liabilities assumed. Identified finite-lived intangible assets, which were valued using income-based approaches, consist of developed technology, customer relationships and trade names. The acquired finite-lived intangible assets have a total weighted-average amortization period of 5.5 years.
4.    Sale of PlusServer
In connection with the HEG acquisition, we committed to a formal plan to sell PlusServer as its business model differs from ours. The operating results of PlusServer from the acquisition date to the date of its sale are reported within discontinued operations in our condensed consolidated statements of operations. On August 31, 2017, we sold all of the outstanding shares of PlusServer, receiving net proceeds of $447.7 million. As a result of the sale, we recorded a gain on disposal of $36.7 million, which includes the release of the associated cumulative translation adjustment on PlusServer's net assets.
5.    Goodwill and Intangible Assets
The following table summarizes changes in our goodwill balance:

Balance at December 31, 2016	$1,718.4
Goodwill related to acquisitions	1,056.7
Impact of foreign currency translation	106.9
Balance at September 30, 2017	$2,882.0

Intangible assets are as follows:

	September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Domains Sold	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	n/a	$445.0
Domain portfolio	120.5	n/a	$(18.2)	102.3
Finite-lived intangible assets:
Customer-related	872.6	$(295.8)	n/a	576.8
Developed technology	184.8	(74.7)	n/a	110.1
Trade names	95.3	(12.7)	n/a	82.6
	$1,718.2	$(383.2)	$(18.2)	$1,316.8

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Domains Sold	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	n/a	$445.0
Domain portfolio	120.5	n/a	$(14.4)	106.1
Finite-lived intangible assets:
Customer-related	367.4	$(245.4)	n/a	122.0
Developed technology	226.0	(187.0)	n/a	39.0
Trade names	11.9	(7.5)	n/a	4.4
	$1,170.8	$(439.9)	$(14.4)	$716.5
Customer-related intangible assets, developed technology and trade names have weighted-average useful lives from the date of purchase of 104 months, 73 months and 111 months, respectively. Amortization expense attributable to continuing operations was $36.2 million and $25.7 million for the three months ended September 30, 2017 and 2016, respectively, and was $82.9 million and $69.4 million for the nine months ended September 30, 2017 and 2016, respectively. The weighted-average remaining amortization period for amortizable intangible assets was 88 months as of September 30, 2017.
Based on the balance of finite-lived intangible assets at September 30, 2017, expected future amortization expense attributable to continuing operations is as follows:

Year Ending December 31:
2017 (remainder of)	$34.1
2018	130.8
2019	111.6
2020	105.3
2021	82.8
Thereafter	304.9
$769.5

6.    Stockholders’ Equity
Secondary Offerings and LLC Unit Repurchase
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
In May 2017, we repurchased 7,345 LLC units from the Sponsors and YAM for an aggregate of $275.0 million, or $37.44 per share, which is the same per share price, net of discounts and commissions, paid by the underwriters to the selling stockholders in the offering. In connection with this repurchase, the corresponding shares of Class B common stock held by the Sponsors and YAM were canceled.
In May 2017, we sold an aggregate of 521 shares of Class A common stock to certain members of HEG's management team for total proceeds of $19.2 million.
In September 2017, we completed an underwritten public offering in which the Sponsors and YAM sold an aggregate of 20,000 shares of our Class A common stock at a public offering price of $44.00 per share. We did not receive any proceeds from the shares sold by the selling stockholders; however, we received $2.2 million in proceeds from our sale of 50 additional shares of Class A common stock in the offering, which were offset by $1.8 million of expenses incurred in connection with the offering. The offering included the exchange of 13,774 LLC Units (together with the corresponding shares of Class B common stock) for Class A common stock by the selling stockholders, which resulted in a $10.8 million increase in additional paid-in capital, with an offsetting reduction in non-controlling interests, and a material increase to the liability under the TRAs. See Note 14.
7.    Equity-Based Compensation Plans
As of December 31, 2016, 12,579 shares of Class A common stock were available for issuance as future awards under the 2015 Equity Incentive Plan (the 2015 Plan). On January 1, 2017, an additional 6,684 shares were reserved for issuance pursuant to the automatic increase provisions of the 2015 Plan. As of September 30, 2017, 15,870 shares were available for issuance as future awards under the 2015 Plan.
As of December 31, 2016, 2,123 shares of Class A common stock were available for issuance under the 2015 Employee Stock Purchase Plan (the ESPP). On January 1, 2017, an additional 1,000 shares were reserved for issuance pursuant to the ESPP. As of September 30, 2017, 2,797 shares were available for issuance under the ESPP.
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

The following table summarizes our option activity:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Grant- Date Fair Value ($)	Weighted- Average Exercise Price ($)
Outstanding at December 31, 2016	18,628		14.06
Granted	2,011	14.94	37.70
Exercised	(4,683)		10.20
Forfeited	(1,010)		23.42
Outstanding at September 30, 2017	14,946		17.83
Vested and exercisable at September 30, 2017	7,687		11.76
The following table summarizes our RSU activity:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Grant- Date Fair Value ($)
Outstanding at December 31, 2016	2,757
Granted	2,719	38.17
Vested	(765)
Forfeited	(353)
Outstanding at September 30, 2017	4,358
At September 30, 2017, total unrecognized compensation expense related to non-vested stock options and RSUs was $41.5 million and $94.6 million, respectively, with expected remaining weighted-average recognition periods of 1.9 years and 2.7 years, respectively. We currently believe the performance targets related to the vesting of performance awards will be achieved. If such targets are not achieved, or are subsequently determined to not be probable of being achieved, we will not recognize any compensation expense relating to performance awards not expected to vest, and will reverse any previously recognized expense on such awards.
8.    Deferred Revenue
Deferred revenue consists of the following:

	September 30, 2017	December 31, 2016
Current:
Domains	$634.6	$531.2
Hosting and presence	441.7	370.8
Business applications	178.0	141.5
	$1,254.3	$1,043.5
Noncurrent:
Domains	$341.4	$311.1
Hosting and presence	182.0	163.4
Business applications	71.4	58.2
	$594.8	$532.7

9.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2017	December 31, 2016
Derivative liabilities	$184.9	$—
Accrued payroll and employee benefits	82.2	74.0
Tax-related accruals	66.3	15.8
Accrued acquisition-related expenses and acquisition consideration payable	32.5	13.4
Accrued marketing and advertising expenses	20.8	9.8
Current portion of capital lease obligation	5.3	6.9
Accrued other	38.6	23.1
	$430.6	$143.0

10.    Long-Term Debt
Long-term debt consists of the following:

	September 30, 2017	December 31, 2016
Term loans (effective interest rate of 4.1% at September 30, 2017 and 4.9% at December 31, 2016)	$2,488.6	$1,072.5
Revolving Credit Loan	—	—
Total	2,488.6	1,072.5
Less: unamortized original issue discount on long-term debt(1)	(34.0)	(30.5)
Less: unamortized debt issuance costs(1)	(22.7)	(2.3)
Less: current portion of long-term debt	(16.1)	(4.0)
	$2,415.8	$1,035.7

(1)	Original issue discount and debt issuance costs are amortized to interest expense over the life of the related debt instruments using the effective interest method.
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
At September 30, 2017, we had $200.0 million available for borrowing under the Revolving Credit Loan and were not in violation of any covenants of the Credit Facility.
The estimated fair value of the term loans was $2,501.0 million at September 30, 2017 based on observable market prices for this loan, which is traded in a less active market and is therefore classified as a Level 2 fair value measurement.
Bridge Loan
On April 3, 2017, we entered into a credit agreement pursuant to which we borrowed an aggregate principal amount of €500 million (approximately $533.0 million on the date of issuance) (the Bridge Loan) in connection with the HEG acquisition. Following the sale of PlusServer on August 31, 2017, as further discussed in Note 4, we prepaid the Bridge Loan in its entirety and the underlying bridge credit agreement was canceled. Accordingly, we recognized a $5.3 million loss on debt extinguishment, representing the remaining unamortized original issue discount and debt issuance costs on this loan, during the three months ended September 30, 2017. As the Bridge Loan was contractually required to be repaid with any proceeds received from the sale of PlusServer, interest expense attributable to the Bridge Loan of $5.3 million and $12.4 million for the three and nine months ended September 30, 2017, respectively, was recorded within the loss from discontinued operations.
Future Debt Maturities
Aggregate principal payments, exclusive of any unamortized original issue discount and debt issuance costs, due on long-term debt as of September 30, 2017 are as follows:

Year Ending December 31:
2017 (remainder of)	$6.2
2018	25.0
2019	25.0
2020	25.0
2021	25.0
Thereafter	2,382.4
$2,488.6
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

The following table summarizes our outstanding derivative instruments, all of which are designated as cash flow hedges, on a gross basis:

	Notional Amount			Derivative Assets				Derivative Liabilities
	September 30, 2017		December 31, 2016	September 30, 2017		December 31, 2016		September 30, 2017		December 31, 2016
				Balance Sheet Location(2)	Fair Value	Balance Sheet Location(2)	Fair Value	Balance Sheet Location(2)	Fair Value	Balance Sheet Location(2)	Fair Value
Derivative Instrument:
Level 2:
Foreign exchange forward contracts	$28.6		$—	PP	$—	PP	$0.7	ACC	$3.2	ACC	$0.1
Cross-currency swap	1,460.0	(1)	—	PP	—	PP	—	ACC	147.5	ACC	—
Interest rate swap	1,318.8		—	PP	—	PP	—	ACC	34.2	ACC	—
Total hedges	$2,807.4		$—		$—		$0.7		$184.9		$0.1

(1)	The notional value for the cross-currency swap reflects €1,237.1 million translated to U.S. dollar at the foreign currency rate in effect at September 30, 2017 of approximately 1.18.

(2)	PP = Prepaid expenses and other current assets; ACC = Accrued expenses and other current liabilities.
The following table summarizes the effect of our designated cash flow hedging derivative instruments on AOCI:

	Unrealized Gains (Losses) Recognized in Other Comprehensive Income
	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Derivative Instrument:
Foreign exchange forward contracts(1)	$(1.7)	$(0.2)	$(6.5)	$(0.4)
Cross-currency swap	(12.6)	—	(6.3)	—
Interest rate swap	2.7	—	(34.2)	—
Total hedges	$(11.6)	$(0.2)	$(47.0)	$(0.4)

(1)	Amounts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.
The following tables summarize the locations and amounts of gains (losses) recognized within earnings related to our cash flow hedging relationships:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Foreign Exchange Forward Contracts:
Reclassified from AOCI into income	$0.1	$—	$—	$0.5	$—	$—
Cross Currency Swap:
Reclassified from AOCI into income	—	7.0	(0.3)	—	—	—
Interest Rate Swap:
Reclassified from AOCI into income	—	(4.1)	—	—	—	—
Total hedges	$0.1	$2.9	$(0.3)	$0.5	$—	$—

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Foreign Exchange Forward Contracts:
Reclassified from AOCI into income	$1.3	$—	$—	$1.0	$—	$—
Cross Currency Swap:
Reclassified from AOCI into income	—	14.5	(0.6)	—	—	—
Interest Rate Swap:
Reclassified from AOCI into income	—	(8.8)	—	—	—	—
Total hedges	$1.3	$5.7	$(0.6)	$1.0	$—	$—
As of September 30, 2017, we estimate that approximately $11.4 million of net deferred gains related to our cash flow hedges will be recognized in earnings over the next 12 months. No amounts were excluded from our effectiveness testing during any of the periods presented.
Risk Management Strategies
Foreign Exchange Forward Contracts
We enter into foreign exchange forward contracts with financial institutions to hedge certain forecasted sales transactions denominated in foreign currency. We designate these forward contracts as cash flow hedges, which are recognized as either assets or liabilities at fair value. At September 30, 2017, the total notional amount of such contracts was $28.6 million, all having maturities of three months or less.
Cross-Currency Swap Contract
In April 2017, in order to manage variability due to movements in foreign currency rates related to a Euro-denominated intercompany loan, we entered into a five-year cross-currency swap arrangement (the Cross-Currency Swap). The Cross-Currency Swap, which matures on April 3, 2022, had an amortizing notional amount of €1,243.3 million at inception (approximately $1,325.4 million). It converts the 3.00% fixed rate Euro-denominated interest and principal receipts on the intercompany loan into fixed U.S. dollar interest and principal receipts at a rate of 5.44%. Pursuant to the contract, the Euro notional value will be exchanged for the U.S. dollar notional value at maturity. The Cross-Currency Swap has been designated as a cash flow hedge. Accordingly, it is recognized as an asset or liability at fair value and the unrealized gains and losses on the contract are included in gain (loss) on swaps and foreign currency hedging, net within AOCI. Gains and losses are reclassified to interest income or expense over the period the hedged loan affects earnings. As such, amounts recorded in Other Comprehensive Income (Loss) (OCI) will be recognized in earnings within or against interest expense when the hedged interest payment is accrued each month. In addition, an amount is reclassified from AOCI to other income (expense), net each reporting period, to offset the earnings impact of the hedged instrument.
Interest Rate Swap Contract
In April 2017, in connection with the closing of the Acquisition Term Loan, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement (the Interest Rate Swap) to effectively convert a portion of the variable-rate debt to fixed. The Interest Rate Swap, which matures on April 3, 2022, had an amortizing notional amount of $1,325.4 million at inception and swaps the variable interest rate on our one-month LIBOR plus 2.50% debt for a fixed rate of 5.44%. The objective of the Interest Rate Swap, which is designated as a cash flow hedge and recognized as an asset or liability at fair value, is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged. The unrealized gains and losses on the contract are included in gain (loss) on swaps and foreign currency hedging, net within AOCI. Amounts recorded in OCI will be recognized in earnings within or against interest expense when the hedged interest payment is accrued each month.

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
Indemnifications
In the normal course of business, we have made indemnities under which we may be required to make payments in relation to certain transactions, including to our directors and officers to the maximum extent permitted under applicable state laws and indemnifications related to certain lease agreements. In addition, certain advertiser and reseller partner agreements contain indemnification provisions, which are generally consistent with those prevalent in the industry. We have not incurred material obligations under indemnification provisions historically, and do not expect to incur material obligations in the future. Accordingly, we have not recorded any liabilities related to such indemnities as of September 30, 2017 and December 31, 2016.
We include service level commitments to our customers guaranteeing certain levels of uptime reliability and performance for our hosting and premium DNS products. These guarantees permit those customers to receive credits in the event we fail to meet those levels, with exceptions for certain service interruptions including but not limited to periodic maintenance. We have not incurred any material costs as a result of such commitments during any of the periods presented, and have not recorded any liabilities related to such obligations as of September 30, 2017 and December 31, 2016.
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
As of September 30, 2017 and December 31, 2016, our accrual for estimated indirect tax liabilities was $6.8 million and $6.1 million, respectively, reflecting our best estimate of the probable liability based on an analysis of our business activities, revenues subject to indirect taxes and applicable regulations. Although we believe our indirect tax estimates and associated reserves are reasonable, the final determination of indirect tax audits and any related litigation could be materially different than the amounts established for indirect tax contingencies. Due to the complexity and uncertainty surrounding indirect tax laws in certain international locations, we believe it is reasonably possible we may incur additional losses related to indirect taxes, which management estimates to be within the range of $0 to $22.0 million as of September 30, 2017.
13.    Income Taxes
We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss of Desert Newco, as well as any stand-alone income or loss generated by GoDaddy Inc. GoDaddy Inc. is currently in a net operating loss position, subject to a full valuation allowance, due to a history of losses. Desert Newco has been and will continue to be treated as a partnership for U.S. income tax purposes and for most applicable state and local income tax purposes. As such, Desert Newco is considered a pass-through entity and generally does not pay income taxes on its taxable income in most jurisdictions. Instead, Desert Newco's taxable income or loss is passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis. Despite its partnership treatment,

Desert Newco is liable for income taxes in certain foreign jurisdictions in which it operates, in those states not recognizing its pass-through status and for certain of its subsidiaries not taxed as pass-through entities. We have acquired the outstanding stock of various domestic entities taxed as corporations for U.S. federal and state income tax purposes, which are now owned 100% by us or our subsidiaries and are treated as an independent consolidated group for federal income tax purposes. Where required or allowed, these subsidiaries also file and pay tax as a consolidated group for state income tax purposes. In addition, during the second quarter of 2017 we acquired all of the outstanding stock of HEG, also taxed as a group of corporations for income tax purposes, and filing as consolidated groups primarily within the United Kingdom and Germany. We anticipate this structure to remain in existence for the foreseeable future.
Our effective tax rate is lower than statutory rates primarily due to Desert Newco's pass-through structure for U.S. income tax purposes, while being treated as taxable in certain states and various foreign jurisdictions as well as for certain subsidiaries. In all foreign jurisdictions where we conduct business, except for our Canadian and HEG subsidiaries, we are subject to income tax in both the U.S. and the foreign jurisdictions. HEG is taxable primarily in the United Kingdom and Germany at rates lower than U.S. statutory rates.
During the nine months ended September 30, 2017, we increased our deferred tax liabilities by $176.7 million, predominantly through preliminary purchase accounting for our recent acquisitions, primarily related to non-deductible intangible assets.
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
14.    Payable to Related Parties Pursuant to the TRAs
As of December 31, 2016, our liability under the TRAs was $202.6 million, representing approximately 85% of the calculated tax savings based on the portion of the original basis adjustments we anticipated being able to utilize in future years. During the nine months ended September 30, 2017, we decreased this liability through: i) a $33.6 million benefit to our consolidated statement of operations resulting from the impact of an Internal Revenue Service approved filing election during the period ended September 30, 2017, which had the effect of reducing the basis on which the liability under the TRAs is calculated, ii) a $12.2 million increase in additional paid-in capital resulting from an immaterial adjustment related to our accounting for this liability and iii) a $3.4 million benefit to our consolidated statement of operations primarily resulting from our increased ownership of Desert Newco and a reduction in forecasted taxable income. We also increased this liability through a $66.7 million reduction in additional paid-in capital resulting from the exchange of LLC Units in the secondary offering discussed in Note 6. As of September 30, 2017, the liability under the TRAs was $220.1 million.
The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact the liability under the TRAs. We have determined it is more-likely-than-not we will be unable to utilize all of our DTAs subject to the TRAs; therefore, we have not recorded a liability under the TRAs related to the tax savings we may realize from the utilization of NOL carryforwards and the amortization related to basis adjustments under Code Section 754 created by exchanges of LLC Units, including those associated with the secondary offering. If utilization of these DTAs becomes more-likely-than-not in the future, at such time, we will record liabilities under the TRAs of up to an additional $904.2 million as a result of basis adjustments under Code Section 754 and up to an additional $350.1 million related to the utilization of NOL and credit carryforwards, which will be recorded through charges to our consolidated statement of operations. However, if the tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRAs. In this scenario, the reduction of the liability under the TRAs would result in a benefit to our consolidated statement of operations.

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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Income (loss) from continuing operations	$7.1	$8.3	$27.4	$(21.1)
Income from discontinued operations, net of income taxes	22.9	—	17.6	—
Net income (loss)	30.0	8.3	45.0	(21.1)
Less: net income (loss) attributable to non-controlling interests	7.6	3.5	1.2	(6.5)
Net income (loss) attributable to GoDaddy Inc.	$22.4	$4.8	$43.8	$(14.6)
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	114,836	83,733	102,171	77,170
Effect of dilutive securities:
Class B common stock	50,601	79,189	64,510	—
Options and vesting LLC Units	8,324	12,594	9,046	—
RSUs and ESPP shares	1,458	416	1,282	—
Weighted-average shares of Class A Common stock outstanding—diluted	175,219	175,932	177,009	77,170

Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock—basic:
Continuing operations	$0.05	$0.06	$0.31	$(0.19)
Discontinued operations	0.15	—	0.12	—
Net income (loss) attributable to GoDaddy Inc.	$0.20	$0.06	$0.43	$(0.19)
Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock—diluted:(1)
Continuing operations	$0.04	$0.05	$0.15	$(0.19)
Discontinued operations	0.13	—	0.10	—
Net income (loss) attributable to GoDaddy Inc.	$0.17	$0.05	$0.25	$(0.19)

(1)	The dilutive income per share calculations exclude the net income (loss) attributable to non-controlling interests.

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted income (loss) per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Class B common stock	—	—	—	83,236
Options and vesting LLC Units	—	—	—	14,443
RSUs and ESPP shares	—	—	—	237
	—	—	—	97,916
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

	September 30, 2017	December 31, 2016
Class A common stock	126,211	88,558
Class B common stock	40,000	78,554
	166,211	167,112
16.    Geographic Information
Revenue by geography is based on the customer's billing address, and was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
U.S.	$384.1	$340.9	$1,109.6	$996.2
International	198.1	131.2	520.1	365.8
	$582.2	$472.1	$1,629.7	$1,362.0
No individual international country represented more than 10% of total revenue in any period presented.
Property and equipment, net by geography was as follows:

	September 30, 2017	December 31, 2016
U.S.	$221.1	$216.7
Germany	43.9	—
All other international	31.3	14.3
	$296.3	$231.0
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
An additional accrual for tax distributions was not required at September 30, 2017.
Sponsors
As of September 30, 2017, affiliates of KKR held $15.5 million of the outstanding principal balance of our term loans as part of the lending syndicate. No material amounts have been paid to KKR during any of the periods presented.
Other
In the ordinary course of business, we purchase and lease computer equipment, technology licensing and software maintenance and support from affiliates of Dell Inc. (Dell) of which Silver Lake and its affiliates have a significant ownership interest. During the three months ended September 30, 2017 and 2016, we paid $4.3 million and $3.0 million, respectively, to Dell. During the nine months ended September 30, 2017 and 2016, we paid $11.9 million and $11.3 million, respectively, to Dell.

18.    Accumulated Other Comprehensive Income (Loss)
The following table presents OCI activity accumulated in equity:

	Foreign Currency Translation Gains (Losses)	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Total Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2016	$(0.3)	$3.0	$2.7
Other comprehensive income (loss) before reclassifications	1.8	(40.6)	(38.8)
Amounts reclassified from AOCI	(46.9)	(6.4)	(53.3)
Other comprehensive income (loss)	(45.1)	(47.0)	(92.1)
	$(45.4)	$(44.0)	$(89.4)
Less: AOCI attributable to non-controlling interests			(37.8)
Balance as of September 30, 2017			$(51.6)

Balance as of December 31, 2015	$(0.2)	$3.4	$3.2
Other comprehensive income (loss) before reclassifications	(0.1)	0.6	0.5
Amounts reclassified from AOCI	—	(1.0)	(1.0)
Other comprehensive income (loss)	(0.1)	(0.4)	(0.5)
	$(0.3)	$3.0	$2.7
Less: AOCI attributable to non-controlling interests			—
Balance as of September 30, 2016			$2.7

(1)	Amounts shown for our foreign exchange forward contracts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.
The sale of PlusServer in August 2017 resulted in the reclassification from AOCI of $46.9 million in cumulative foreign currency translation adjustments, which was reported in the gain on disposal within income from discontinued operations for the three and nine months ended September 30, 2017. The income tax impact associated with this reclassified amount was not material.
See Note 11 for the effect on net income (loss) of amounts reclassified from AOCI related to our cash flow hedging instruments. The income tax impact associated with these reclassified amounts was not material in any period presented.
19.    Subsequent Events
In October 2017, we completed two domain portfolio acquisitions for aggregate cash consideration of $50.0 million, including $4.2 million payable upon expiration of the contractual holdback periods.

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
Third Quarter Financial Highlights
Below are our key financial highlights as of and for the three months ended September 30, 2017. All comparisons are to the three months ended September 30, 2016.

•	Total revenue of $582.2 million, an increase of 23.3%, or approximately 23.6% on a constant currency basis(1).

•	International revenue of $198.1 million, an increase of 51.0%, or approximately 51.8% on a constant currency basis(1).

•	Total bookings(2) of $668.0 million, an increase of 25.0%, or approximately 24.7% on a constant currency basis(1).

•	Net income was $30.0 million.

•	Total customers increased 17.7% to 17.1 million.

•	Average revenue per user increased 5.1% to $134.

•	Cash and cash equivalents were $536.9 million.

•	Net cash provided by operating activities was $131.4 million.

•	Net proceeds received from the sale of PlusServer were $447.7 million and, in combination with cash and cash equivalents of $148.9 million, were used to prepay the Bridge Loan.

•	Capital expenditures were $23.7 million.
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
Key Metrics
In addition to our results determined in accordance with GAAP, we believe the operating metrics below are useful as supplements in evaluating our ongoing operational performance and help provide an enhanced understanding of our business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Total bookings	$668.0	$534.3	$1,960.3	$1,630.7
Total customers at period end (in thousands)	17,123	14,547	17,123	14,547
Average revenue per user	$134	$127	$134	$127
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

Total bookings increased 25.0% from $534.3 million for the three months ended September 30, 2016 to $668.0 million for the three months ended September 30, 2017 and increased 20.2% from $1,630.7 million for the nine months ended September 30, 2016 to $1,960.3 million for the nine months ended September 30, 2017. These increases were primarily driven by our acquisition of HEG in April 2017, increases in total customers and domains under management, continued increases in aftermarket domain sales, broadened customer adoption of non-domains products and a higher growth rate associated with our increased international presence, partially offset by the impact of adverse movements in foreign currency exchange rates.
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
Total customers increased 17.7% from 14,547 as of September 30, 2016 to 17,123 as of September 30, 2017. Our customer growth primarily resulted from our acquisition of HEG, our increased international presence, our ongoing marketing and advertising initiatives and our enhanced and expanded product offerings.
Average revenue per user (ARPU). We calculate ARPU as total revenue during the preceding 12 month period divided by the average of the number of total customers at the beginning and end of the period. ARPU provides insight into our ability to sell additional products to customers, though the impact to date has been muted due to our continued growth in total customers.
ARPU increased 5.1% from $127 for the period ended September 30, 2016 to $134 for the period ended September 30, 2017, primarily due to broadened customer adoption of our products resulting in increased customer spend and revenue from acquired businesses, partially offset by the impact of adverse movements in foreign currency exchange rates. Our ARPU growth is muted by the impact of the acquisition of HEG as our trailing 12 month revenue includes only six months of HEG's results, while all of HEG's customers are included in the average customers calculation.
Reconciliation of Bookings
The following table reconciles total bookings to total revenue, its most directly comparable GAAP financial measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Total Bookings:
Total revenue	$582.2	$472.1	$1,629.7	$1,362.0
Change in deferred revenue(1)	44.5	27.3	204.3	158.3
Net refunds	43.4	35.4	125.1	108.8
Other	(2.1)	(0.5)	1.2	1.6
Total bookings	$668.0	$534.3	$1,960.3	$1,630.7

(1)	Change in deferred revenue also includes the impact of realized gains or losses from the hedging of bookings in foreign currencies.

Results of Operations
The following table sets forth our consolidated results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue

Revenue:
Domains	$271.5	46.6%	$236.6	50.1%	$775.6	47.6%	$685.3	50.3%
Hosting and presence	225.9	38.8%	174.1	36.9%	619.1	38.0%	502.0	36.9%
Business applications	84.8	14.6%	61.4	13.0%	235.0	14.4%	174.7	12.8%
Total revenue	582.2	100.0%	472.1	100.0%	1,629.7	100.0%	1,362.0	100.0%
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	200.3	34.4%	169.2	35.8%	573.5	35.2%	485.7	35.7%
Technology and development	91.0	15.6%	72.3	15.3%	261.3	16.0%	214.2	15.7%
Marketing and advertising	58.8	10.1%	53.4	11.3%	188.7	11.6%	170.9	12.5%
Customer care	74.6	12.8%	59.8	12.7%	217.0	13.3%	183.6	13.5%
General and administrative	65.4	11.2%	52.8	11.2%	198.2	12.2%	153.8	11.3%
Depreciation and amortization	60.0	10.3%	43.4	9.2%	147.1	9.0%	121.6	8.9%
Total costs and operating expenses	550.1	94.4%	450.9	95.5%	1,585.8	97.3%	1,329.8	97.6%
Operating income	32.1	5.6%	21.2	4.5%	43.9	2.7%	32.2	2.4%
Interest expense	(24.4)	(4.2)%	(14.4)	(3.1)%	(59.2)	(3.6)%	(43.0)	(3.2)%
Tax receivable agreements liability adjustment	—	—%	1.3	0.3%	37.0	2.2%	(9.4)	(0.7)%
Loss on debt extinguishment	(5.3)	(0.9)%	—	—%	(7.0)	(0.4)%	—	—%
Other income (expense), net	1.7	0.3%	(0.7)	(0.1)%	6.1	0.4%	(0.8)	—%
Income (loss) from continuing operations before income taxes	4.1	0.8%	7.4	1.6%	20.8	1.3%	(21.0)	(1.5)%
Benefit (provision) for income taxes	3.0	0.5%	0.9	0.2%	6.6	0.4%	(0.1)	—%
Income (loss) from continuing operations	7.1	1.3%	8.3	1.8%	27.4	1.7%	(21.1)	(1.5)%
Income from discontinued operations, net of income taxes	22.9	3.9%	—	—%	17.6	1.1%	—	—%
Net income (loss)	30.0	5.2%	8.3	1.8%	45.0	2.8%	(21.1)	(1.5)%
Less: net income (loss) attributable to non-controlling interests	7.6	1.3%	3.5	0.8%	1.2	0.1%	(6.5)	(0.4)%
Net income (loss) attributable to GoDaddy Inc.	$22.4	3.9%	$4.8	1.0%	$43.8	2.7%	$(14.6)	(1.1)%
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
Business applications revenue primarily consists of revenue from the sale of subscriptions for email accounts, online calendar, online data storage, third-party productivity applications, email marketing tools and telephony solutions.
Revenue is presented net of refunds, and we maintain a reserve to provide for refunds granted to customers. Our reserve is an estimate based on historical refund experience. Refunds reduce deferred revenue at the time they are granted and result in a reduced amount of revenue recognized over the applicable subscription terms compared to the amount originally expected.
The following table presents our revenue during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%

Domains	$271.5	$236.6	$34.9	14.8%	$775.6	$685.3	$90.3	13.2%
Hosting and presence	225.9	174.1	51.8	29.8%	619.1	502.0	117.1	23.3%
Business applications	84.8	61.4	23.4	38.1%	235.0	174.7	60.3	34.5%
Total revenue	$582.2	$472.1	$110.1	23.3%	$1,629.7	$1,362.0	$267.7	19.7%
Total revenue increased $110.1 million, or 23.3%, from $472.1 million for the three months ended September 30, 2016 to $582.2 million for the three months ended September 30, 2017. Total revenue increased $267.7 million, or 19.7%, from $1,362.0 million for the nine months ended September 30, 2016 to $1,629.7 million for the nine months ended September 30, 2017. These increases were primarily driven by $52.8 million and $98.7 million for the three and nine months ended September 30, 2017, respectively, in total revenue from our acquisition of HEG in April 2017 as well as growth in total customers and ARPU. The increase in customers impacted each of our revenue lines, as the additional customers purchased subscriptions across our product portfolio.
Domains
Domains revenue increased $34.9 million, or 14.8%, from $236.6 million for the three months ended September 30, 2016 to $271.5 million for the three months ended September 30, 2017. Domains revenue increased $90.3 million, or 13.2%, from $685.3 million for the nine months ended September 30, 2016 to $775.6 million for the nine months ended September 30, 2017. These increases were primarily driven by our acquisition of HEG, the increase in domains under management from 63.3 million as of September 30, 2016 to 72.9 million as of September 30, 2017, international growth, strong renewals and increased aftermarket domain sales.
Hosting and presence
Hosting and presence revenue increased $51.8 million, or 29.8%, from $174.1 million for the three months ended September 30, 2016 to $225.9 million for the three months ended September 30, 2017. Hosting and presence revenue increased $117.1 million, or 23.3%, from $502.0 million for the nine months ended September 30, 2016 to $619.1 million for the nine months ended September 30, 2017. These increases were primarily driven by our acquisition of HEG as well as increased revenue from our website hosting and website building products and services.
Business applications
Business applications revenue increased $23.4 million, or 38.1%, from $61.4 million for the three months ended September 30, 2016 to $84.8 million for the three months ended September 30, 2017. Business applications revenue increased $60.3 million, or 34.5%, from $174.7 million for the nine months ended September 30, 2016 to $235.0 million for the nine months ended September 30, 2017. These increases were primarily driven by increased customer adoption of our expanded email and productivity solutions and the introduction of our telephony solutions in 2017.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%

Cost of revenue (excluding depreciation and amortization)	$200.3	$169.2	$31.1	18.4%	$573.5	$485.7	$87.8	18.1%
Cost of revenue increased $31.1 million, or 18.4%, from $169.2 million for the three months ended September 30, 2016 to $200.3 million for the three months ended September 30, 2017. Cost of revenue increased $87.8 million, or 18.1%, from $485.7 million for the nine months ended September 30, 2016 to $573.5 million for the nine months ended September 30, 2017. These increases were primarily attributable to our acquisition of HEG, increased domain costs driven by the increase in domains under management, higher registration costs associated with many new gTLDs and increased aftermarket domain sales, increased software licensing fees primarily related to increased sales of email and productivity solutions and increased third-party commissions driven by the increased aftermarket domain sales.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%

Technology and development	$91.0	$72.3	$18.7	25.9%	$261.3	$214.2	$47.1	22.0%
Technology and development expenses increased $18.7 million, or 25.9%, from $72.3 million for the three months ended September 30, 2016 to $91.0 million for the three months ended September 30, 2017. Technology and development expenses increased $47.1 million, or 22.0%, from $214.2 million for the nine months ended September 30, 2016 to $261.3 million for the nine months ended September 30, 2017. These increases were primarily attributable to our acquisition of HEG as well as increased compensation-related costs driven by higher average headcount associated with the continued growth of our business.

Marketing and advertising
Marketing and advertising expenses represent the costs associated with attracting and acquiring customers, primarily consisting of fees paid to third parties for marketing and advertising campaigns across television and radio, search engines, online display, social media and event sponsorships. These expenses also include personnel costs and affiliate program commissions. We expect marketing and advertising expenses to fluctuate both in absolute dollars and as a percentage of total revenue depending on both the mix of internal and external marketing resources used and the size and scope of our future campaigns, particularly related to new product introductions and the growth of our international business.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%

Marketing and advertising	$58.8	$53.4	$5.4	10.1%	$188.7	$170.9	$17.8	10.4%
Marketing and advertising expenses increased $5.4 million, or 10.1%, from $53.4 million for the three months ended September 30, 2016 to $58.8 million for the three months ended September 30, 2017. Marketing and advertising expenses increased $17.8 million, or 10.4% from $170.9 million for the nine months ended September 30, 2016 to $188.7 million for the nine months ended September 30, 2017. These increases were primarily attributable to increased discretionary advertising spend driven by our international growth and new product launches as well as our acquisition of HEG.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%

Customer care	$74.6	$59.8	$14.8	24.7%	$217.0	$183.6	$33.4	18.2%
Customer care expenses increased $14.8 million, or 24.7%, from $59.8 million for the three months ended September 30, 2016 to $74.6 million for the three months ended September 30, 2017. Customer care expenses increased $33.4 million, or 18.2% from $183.6 million for the nine months ended September 30, 2016 to $217.0 million for the nine months ended September 30, 2017. These increases were primarily driven by the continued growth of our business, our international expansion and our acquisition of HEG.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%

General and administrative	$65.4	$52.8	$12.6	23.9%	$198.2	$153.8	$44.4	28.9%
General and administrative expenses increased $12.6 million, or 23.9%, from $52.8 million for the three months ended September 30, 2016 to $65.4 million for the three months ended September 30, 2017. General and administrative expenses increased $44.4 million, or 28.9%, from $153.8 million for the nine months ended September 30, 2016 to $198.2 million for the nine months ended September 30, 2017. These increases were primarily due to our acquisition and integration of HEG, increased professional service fees primarily associated with our debt financings and the sale of PlusServer, increased acquisition-related expenses primarily associated with the HEG acquisition and increased compensation-related costs associated with the continued growth of our business.
Depreciation and amortization
Depreciation and amortization expenses consist of charges relating to the depreciation of the property and equipment used in our operations and the amortization of acquired intangible assets. Depreciation and amortization may increase or decrease in absolute dollars in future periods depending on our future level of capital investments in hardware and other equipment as well as amortization expense associated with future acquisitions.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%

Depreciation and amortization	$60.0	$43.4	$16.6	38.2%	$147.1	$121.6	$25.5	21.0%
Depreciation and amortization expenses increased $16.6 million, or 38.2%, from $43.4 million for the three months ended September 30, 2016 to $60.0 million for the three months ended September 30, 2017. Depreciation and amortization increased $25.5 million or 21.0% from $121.6 million for the nine months ended September 30, 2016 to $147.1 million for the nine months ended September 30, 2017. These increases were primarily due to the finite-lived intangible assets and property and equipment acquired as part of our acquisition of HEG.
Interest expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%

Interest expense	$24.4	$14.4	$10.0	69.4%	$59.2	$43.0	$16.2	37.7%
Interest expense increased $10.0 million, or 69.4%, from $14.4 million for the three months ended September 30, 2016 to $24.4 million for the three months ended September 30, 2017. Interest expense increased $16.2 million, or 37.7%, from $43.0 million for the nine months ended September 30, 2016 to $59.2 million for the nine months ended September 30, 2017. These increases were primarily driven by additional interest from the Acquisition Term Loan entered into in April 2017 to finance a portion of our acquisition of HEG, partially offset by interest savings resulting from the refinancing of our Term Loan in February 2017.
Loss on Debt Extinguishment
During the three and nine months ended September 30, 2017, we recognized a loss on debt extinguishment of $5.3 million and $7.0 million, respectively, related to the February 2017 refinancing of our Term Loan and the August 2017 prepayment of the Bridge Loan. See Note 10 to our condensed consolidated financial statements for additional discussion.
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
Acquisition of HEG
On April 3, 2017, we completed the acquisition of HEG, as described in Note 3 to our condensed consolidated financial statements, for €1.7 billion. The acquisition was financed using the Acquisition Term Loan and the Bridge Loan, both of which are discussed below.
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
The Credit Facility contains covenants restricting, among other things, our ability, or the ability of our subsidiaries, to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes including mergers and consolidations, sell assets, make restricted payments including dividends, distributions and investments, prepay junior indebtedness and engage in operations other than in connection with acting as a holding company, subject to customary exceptions. The refinanced Revolving Credit Loan also contains a financial covenant requiring us to maintain a maximum net leverage ratio of 5.75:1.00 when our usage exceeds 35.0% of the maximum capacity. The net leverage ratio is calculated as the ratio of first lien secured debt less cash and cash equivalents to consolidated EBITDA (as defined in the Credit Facility). As of September 30, 2017, we were in compliance with all such covenants and had no amounts drawn on the Revolving Credit Loan.
As further discussed in Note 11 to our condensed consolidated financial statements, we have hedged a portion of our long-term debt through the use of cross-currency and interest rate swap derivative instruments. These instruments help us manage and mitigate our risk of exposure to changes in foreign currency exchange rates and interest rates. See "Quantitative and Qualitative Disclosures About Market Risk" for additional discussion of our hedging activities.
Bridge Loan and Sale of PlusServer
On April 3, 2017, we entered into the Bridge Loan to finance a portion of the HEG acquisition, as described in Note 10 to our condensed consolidated financial statements. The terms of the Bridge Loan required that, in the event of a sale or other disposition of PlusServer, 100% of the net cash proceeds from such sale or disposition be used to prepay the Bridge Loan. As described in Note 4 to our condensed consolidated financial statements, on August 31, 2017, we sold all of the outstanding shares of PlusServer, receiving net proceeds of $447.7 million. As a result of the sale, we recorded a gain on disposal of $36.7 million, which is included in income from discontinued operations in our condensed consolidated statements of operations. The proceeds, in combination with an additional $148.9 million of our existing cash and cash equivalents, were used to prepay the Bridge Loan in its entirety. Following this prepayment, the underlying bridge credit agreement was canceled. In addition, we have recorded an income tax liability of approximately €19.0 million owed under German income tax laws as a result of the sale. We expect to pay this tax in 2018.
Secondary Offerings and LLC Unit Repurchase
As discussed in Note 6 to our condensed consolidated financial statements, in May 2017, we completed an underwritten public offering in which the Sponsors and YAM sold an aggregate of 27.6 million shares of our Class A common stock at a public offering price of $38.50 per share. We did not receive any proceeds from the shares sold by the selling stockholders; however, we received $3.7 million in proceeds from our sale of 100,000 additional shares of Class A common stock in the offering, which were used to pay the expenses we incurred in connection with the offering. The exchange of 16.7 million LLC Units (together with the corresponding shares of Class B common stock) for Class A common stock by the selling stockholders resulted in a material increase to the liability under the TRAs.
In May 2017, we repurchased 7.3 million LLC units from the Sponsors and YAM for an aggregate of $275.0 million, or $37.44 per share, which is the same per share price, net of discounts and commissions, paid by the underwriters to the selling stockholders in the offering. In connection with this repurchase, the corresponding shares of Class B common stock held by the Sponsors and YAM were canceled. The repurchase did not result in an incremental liability under the TRAs; however, it did increase the per unit basis of the remaining LLC Units held by each of the selling stockholders. This results in a deferral of the recording of the liability under the TRAs until the future exchange of LLC Units by such selling stockholders.
As discussed in Note 6 to our condensed consolidated financial statements, in September 2017, we completed an underwritten public offering in which the Sponsors and YAM sold an aggregate of 20.0 million shares of our Class A common stock at a public offering price of $44.00 per share. We did not receive any proceeds from the shares sold by the selling stockholders; however, we received $2.2 million in proceeds from our sale of 50,000 additional shares of Class A common stock in the offering, which were used to pay the expenses we incurred in connection with the offering. The exchange of 13.8 million LLC Units (together with the corresponding shares of Class B common stock) for Class A common stock by the selling stockholders resulted in a material increase to the liability under the TRAs.
Tax Receivable Agreements
As of September 30, 2017, the liability under the TRAs was $220.1 million, as described in Note 14 to our condensed consolidated financial statements.
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
An additional accrual for tax distributions was not required at September 30, 2017. We may be required to make additional payments to Desert Newco’s owners related to taxable income allocations for the remainder of 2017. However, because the calculation of such payments is based on future taxable income and other variables, there is significant uncertainty as to whether or not such distributions will be required.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2017	2016

Net cash provided by operating activities	$371.3	$297.4
Net cash used in investing activities	(1,497.9)	(105.8)
Net cash provided by financing activities	1,094.0	16.6
Effect of exchange rate changes on cash and cash equivalents	3.4	—
Net increase (decrease) in cash and cash equivalents	$(29.2)	$208.2
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
Net cash provided by operating activities increased $73.9 million from $297.4 million during the nine months ended September 30, 2016 to $371.3 million during the nine months ended September 30, 2017, primarily resulting from our bookings growth and the acquisition of HEG.
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
Net cash used in investing activities increased $1,392.1 million from $105.8 million during the nine months ended September 30, 2016 to $1,497.9 million during the nine months ended September 30, 2017, primarily due to a $1,817.8 million increase in business acquisitions, partially offset by $447.7 million in net proceeds received from the sale of PlusServer in August 2017.
Financing Activities
Our financing activities primarily consist of long-term debt borrowings, repurchases of LLC Units from the Sponsors and YAM, the repayment of principal on long-term debt, stock option activity and the payment of tax distributions to holders of LLC Units.

Net cash provided by financing activities increased $1,077.4 million from $16.6 million during the nine months ended September 30, 2016 to $1,094.0 million during the nine months ended September 30, 2017 driven by net proceeds from the issuance of the Acquisition Term Loan and Bridge Loan of $1,421.4 million and $531.7 million, respectively, and $22.1 million related to sales of Class A common stock. These inflows were offset by the $596.6 million prepayment of the Bridge Loan in August 2017, $275.0 million of LLC Unit repurchases in May 2017 and $38.9 million in payments of financing-related costs associated with our debt financings in 2017.
Deferred Revenue
Deferred revenue consists of sales for products not yet recognized as revenue at the end of a period. Deferred revenue as of September 30, 2017 was $1,849.1 million, and is expected to be recognized as revenue as follows:

	Remainder of 2017	2018	2019	2020	2021	Thereafter	Total

Domains	$233.5	$458.1	$137.4	$61.7	$36.8	$48.5	$976.0
Hosting and presence	175.0	297.3	100.7	32.5	9.8	8.4	623.7
Business applications	68.7	121.4	38.8	12.9	4.4	3.2	249.4
	$477.2	$876.8	$276.9	$107.1	$51.0	$60.1	$1,849.1
Off-Balance Sheet Arrangements
As of September 30, 2017 and December 31, 2016, we had no off-balance sheet arrangements that had, or which are reasonably likely to have, a material effect on our consolidated financial statements.
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
Foreign Currency Risk
We manage our exposure to changes in foreign currency exchange rates through the use of foreign exchange forward contracts and cross-currency swap contracts. See Note 11 to the accompanying condensed consolidated financial statements for a summary of the notional amounts and fair values of our foreign currency exchange and cross-currency swap contracts.
Foreign Exchange Forward Contracts
A portion of our bookings, revenue and operating expenses is denominated in foreign currencies, which are subject to exchange rate fluctuations. Our most significant foreign currency exposures are the Euro, the British pound, the Indian rupee and the Canadian dollar. Our reported bookings, revenues and operating results may be impacted by fluctuations in foreign currency exchange rates. Fluctuations in foreign currency exchange rates may also cause us to recognize transaction gains and losses in our consolidated statement of operations; however, to date, such amounts have not been material. With our recent acquisition of HEG, and as our international operations continue to grow, our exposure to fluctuations in currency rates will increase, which may increase the costs associated with this growth. During the three months ended September 30, 2017, our total bookings growth in constant currency would have been approximately 30 basis points lower and total revenue growth would have been approximately 30 basis points higher. Constant currency is calculated by translating bookings and revenue for each month in the current period using the foreign currency exchange rate for the corresponding month in the prior period, excluding any hedging gains or losses realized during the period.
We utilize foreign exchange forward contracts to manage the volatility of our bookings and revenue related to foreign currency transactions. These forward contracts reduce, but do not eliminate, the impact of adverse currency exchange rate fluctuations. We designate these forward contracts as cash flow hedges for accounting purposes. Changes in the intrinsic value of these hedges are recorded as a component of AOCI. Gains and losses, once realized, are recorded as a component of AOCI and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. At September 30, 2017, the total notional amount of such contracts was $28.6 million, all having remaining maturities of three months or less, and the realized and unrealized loss included in AOCI totaled $3.5 million.
Cross-Currency Swap Contract
In order to manage variability due to movements in foreign currency rates related to a Euro-denominated intercompany loan, we entered into a five-year Cross-Currency Swap in April 2017. The Cross-Currency Swap, which matures on April 3, 2022, had a notional amount of €1,237.1 million at September 30, 2017 and converts the fixed rate Euro-denominated interest and principal receipts on the intercompany loan into fixed U.S. dollar interest and principal receipts. The Cross-Currency Swap, which is designated as a cash flow hedge and recognized as an asset or liability at fair value, effectively creates a fixed-rate U.S. dollar intercompany loan from a fixed rate Euro-denominated intercompany loan, thereby reducing our exposure to foreign currency fluctuations between the Euro and U.S. dollar. Changes to the fair value of our Cross-Currency Swap due to changes in the value of the U.S. dollar relative to the Euro would be largely offset by the net change in the fair values of the underlying hedged items.
Interest Rate Risk
Interest rate risk reflects our exposure to movements in interest rates associated with our variable-rate debt. Total borrowings under our Credit Facility were $2,488.6 million as of September 30, 2017. These borrowings bear interest at a rate equal to, at our option, either (a) LIBOR plus 2.50% per annum or (b) 1.50% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%.
In April 2017, in connection with the closing of the Acquisition Term Loan, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement to effectively convert a portion of the variable-rate debt to fixed. The interest rate swap, the notional amount of which was $1,318.8 million at September 30, 2017, matures on April 3, 2022 and swaps the variable interest rate on our one-month LIBOR plus 2.50% debt for a fixed rate of 5.44%. The objective of the interest rate swap, which is designated as a cash flow hedge, is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.
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
Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2017 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting. Due to the timing of our acquisition of HEG, we will exclude the operations of this recently acquired company as we continue to evaluate its internal controls over financial reporting. This exclusion is in accordance with the general guidance issued by the Staff of the SEC that an assessment of a recent business combination may be omitted from management's report on internal control over financial reporting in the first year of consolidation.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
Not applicable.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1^	Agreement on the Sale and Purchase of all shares in PlusServer GmbH, dated as of July 15, 2017, by and between Host Europe GmbH and Blitz 17-568 GmbH.	8-K	001-36904	2.1	7/18/2017
10.1+*	Amendment to Employment Agreement by and among GoDaddy.com, LLC, Desert Newco, LLC and Blake Irving, effective as of August 21, 2017.
10.2+*	Employment Agreement by and among GoDaddy.com, LLC, GoDaddy Inc., Desert Newco, LLC and Scott Wagner, effective as of January 1, 2018.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
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

^	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. GoDaddy Inc. agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GODADDY INC.

Date:	November 8, 2017	/s/ Ray E. Winborne
Ray E. Winborne
Chief Financial Officer