Form 10-K
period 2017-12-31
GoDaddy Inc.
filed 2018-02-27
CIK 1609711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes    ☒    No    ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.        Yes    ☐    No    ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes    ☒    No    ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, the aggregate market value of the registrant's Class A common stock held by non-affiliates, based upon the closing sales price for the registrant's Class A common stock as reported by the New York Stock Exchange, was $3,685,245,433. For the purpose of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares beneficially owned by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances indicating that such stockholders exercise any control over our company. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of February 23, 2018, there were 133,934,978 shares of GoDaddy Inc.'s Class A common stock, $0.001 par value per share, outstanding and 33,999,841 shares of GoDaddy Inc.'s Class B common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2017.

GoDaddy Inc.
Annual Report on Form 10-K
Year Ended December 31, 2017

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

•	our ability to continue to efficiently acquire customers, maintain our high customer retention rates and maintain the level of our customers' lifetime spend;

•	our ability to provide high quality Customer Care;

•	the effects of increased competition in our markets and our ability to compete effectively;

•	our ability to grow internationally;

•	the impact of fluctuations in foreign currency exchange rates on our business and our ability to effectively manage the exposure to such fluctuations;

•	our ability to effectively manage our growth and associated investments;

•
our ability to integrate recent or potential future acquisitions, including our recent acquisition of Host Europe Holdings Limited (HEG) and our proposed acquisition of Main Street Hub, and to deliver a broader range of cloud-based products built on a single global technology platform;

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
as well as other statements regarding our future operations, financial condition, growth prospects and business strategies.

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
Overview
Our more than 17 million customers are people and organizations with vibrant ideas—businesses, both large and small, entrepreneurs, charities and hobbyists. They are defined by their guts, grit and determination to transform their ideas into something meaningful. They wear many hats and juggle many responsibilities, and they need to make the most of their time. Our customers need help navigating today's dynamic Internet environment and want the benefits of the latest technology to help them succeed. We are a trusted partner and champion for organizations of all sizes in their quest to build a successful online presence.
We are a leading technology provider to small businesses, web design professionals and individuals, delivering simple, easy-to-use cloud-based products and outcome-driven, personalized Customer Care. We operate the world's largest domain marketplace, where our customers can find that unique piece of digital real estate perfectly matching their idea. We provide website building, hosting and security tools and services to help customers easily construct, expand and protect their online presence. As our customers grow, we provide applications and access to relevant third-party products and platforms helping them connect to their customers, manage and grow their businesses and get found online.
The Internet is no longer just an interconnected network of independent sites and pages—it is an entire ecosystem, with layers and levels of identity and presence. An online presence may have initially consisted of a simple and static website with basic information, often supported by limited search engine marketing. Now, our customers must manage their online identities and interact with their customers across many platforms, including social media channels, search engines, listing providers and e-commerce marketplaces, all while maintaining a strong and elegant mobile and desktop presence. We offer products and solutions to help our customers tackle this rapidly-changing technology landscape and evolve their online presence as their business and goals evolve. We develop the majority of our products internally and believe our solutions are among the best in the industry in terms of breadth, performance, functionality and ease of use.
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

•
We are the global market leader in domain name registration—a key on-ramp to establishing a business online in our connected economy—with more than 75 million domains under management as of December 31, 2017, which, based on information reported in VeriSign's Domain Name Industry Brief represented more than 22% of the world's registered domains.

•	As of December 31, 2017, we had more than 17 million customers, with approximately 2.6 million customers added in 2017, of which 1.6 million came through our acquisition of Host Europe Group (HEG).

•	As of December 31, 2017, we had nearly 1 million customers who each spent more than $500 a year.

•	In each of the five years ended December 31, 2017, our customer retention rate exceeded 85% and our retention rate for customers who had been with us for over three years was approximately 91%.

•	In 2017, we generated $2,618 million in total bookings, up 21.5% from $2,155 million in 2016. In 2017, we had $2,232 million of revenue, up 20.8% from $1,848 million in 2016.

•	As of December 31, 2017, we provided localized solutions in over 50 markets. In 2017, approximately 33% of our total bookings were attributable to customers outside of the U.S.

•
Our highly-rated Customer Care team of nearly 5,500 specialists, including nearly 1,900 outside the U.S., is focused on providing high-quality, personalized care. As a result of their ongoing dialogue with customers, our Customer Care team also drives bookings and in 2017 generated approximately 20% of our total bookings.

Our Market
Our customers represent a large and diverse market which we believe is largely underserved. According to the U.S. Small Business Administration, there were approximately 29.7 million small businesses in 2014. Based on data from the 2014 U.S. Census Bureau and the U.S. Small Business Administration, over 90% of small businesses have fewer than five employees and approximately 24 million, or over 80% of, small businesses were non-employer firms. Furthermore, the Kauffman Index of Entrepreneurial Activity Report estimated that in 2015 there were approximately 530,000 new business owners created each month in the U.S. Moreover, according to a study performed by the International Finance Corporation and McKinsey Company, there are more than 420 million micro, small and medium enterprises (defined as one to 250 employees) worldwide. We believe our addressable market extends beyond small businesses and includes individuals and organizations, such as universities, community organizations, charities and hobbyists.
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
What it means for small businesses and ventures to be online continues to evolve. Today, having an effective online presence often means having a combination of: (i) a secure and content rich website viewable from any device; (ii) presence on social media sites, (iii) search engines and an increasing number of horizontal and vertical marketplaces (e.g. Yelp and OpenTable); (iv) branded email communication; (v) online marketing; and (vi) Internet-enabled commerce ability with reservation and scheduling capabilities for service-based businesses and a product catalog and sales capabilities for product-based businesses. In addition, other needs such as telephony, payment processing, and accounting and tax preparation, which had traditionally been separate point solutions, can now be part of an integrated solution.
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
Our Customers
Our customers share common traits, such as tenacity and determination. They have an entrepreneurial spirit, strong work ethic and, above all, passion for their ventures, yet their specific needs vary depending on the type and stage of their ventures. They range from individuals who are thinking about starting a business to established ventures that are up and running but need help attracting customers, growing their sales, managing their business or expanding their operations. Most of our customers have fewer than five employees and most identify themselves as having little to no technology skills. They need our help to give their businesses a unique and secure digital identity. While our customers have differing degrees of resources and technical capabilities, they all share a desire to find tools to help them bring their ideas to life, enhance their connection with their existing customers and find new customers.
To serve our customers well at every phase of their ventures, we group them into multiple stages of growth, starting with "nascent" and evolving to "established and content." We have also identified groups with specialized needs, such as the "digital commerce" group made up of web-savvy individuals who utilize digital commerce platforms as their main source of revenue, and domain investors who buy, hold and sell domains as their primary business activity. We also serve a group of customers consisting of web-designers and web-developers—who we call "Web Pros"—who are in the business of building, designing and managing the online presence of others. Each of these groups is unique in their needs, and we personalize our solutions to meet them at each stage in their lifecycle.
Our Opportunity—What Successful Ventures Need
Our customers are consumers themselves and use the Internet to get informed, research and shop for solutions, which makes them keenly aware of the need to have an impactful online presence. While our customers' needs change depending on where they are in their lifecycle, the most common customer needs we serve include:

•
Getting online and looking great. Our customers want to develop an online presence by finding a name perfectly identifying their business, hobby or passion. They want to create a digital identity so their customers can find, engage and transact with them online. We believe a complete digital identity includes an elegant, mobile-enabled website and the ability to get found across various search engines, social media platforms and vertical marketplaces.

•
Growing their business and running their operations. Our customers need to communicate with their existing customers and find new customers. They also need easy-to-use products and tools to help run their businesses, including productivity, marketing, payment and security tools.

•
Connecting with a real person when they need help. Our customers sometimes need assistance to set up a website, launch a new feature or try something new. They need real people who are available 24/7/365 and in the manner that works best for them, whether by phone, by chat or in community forums.

•
Technology that grows with them and their customers. Our customers need a simple platform and set of tools enabling their domain, website and other solutions to easily work together as their venture grows and becomes more complex. The right platform can meet the needs of entrepreneurs who may not be technologically savvy, Web Pros with more complex requirements and customers with a range of needs in between.

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

Our Solution—What We Do and How We Do It
We built GoDaddy to serve our customers by providing elegant, easy-to-use cloud-based products wrapped with personalized Customer Care. Our customers turn to us to:

•
Get a great domain name. Every great idea needs a great name. Staking a claim with a domain name is an integral part of establishing an idea and presence online. When inspiration strikes, we are there to provide our customers with high-quality search, discovery and recommendation tools as well as the broadest selection of domains to help them find the right name for their venture.

•
Build a dynamic online presence. GoCentral and other GoDaddy offerings enable anyone to create an elegant website or online store, for both desktop and mobile, regardless of technical skill. Our products, powered by a unified cloud platform, enable our customers to get found online by helping to enhance the information on their website and extending their website and its content to where they need to be, from search engine results (e.g. Google) to social media (e.g. Facebook) to vertical marketplaces (e.g. Yelp), all from one location. For more technically-sophisticated web designers, developers and customers, we provide high-performance, flexible hosting and security products that can be used with a variety of open source design tools. We design these solutions to be easy to use, effective, reliable, flexible and a great value.

•
Add back-office and marketing products. Our customers want to spend their time on what matters most to them, selling their products or services or helping their customers do the same. We provide them with productivity tools such as domain-specific email, online storage and payment solutions to help run their ventures. We also provide robust marketing products, such as email marketing, to help them attract and retain customers.

•
Receive assistance from our highly-rated Customer Care team. Our Customer Care team consists of nearly 5,500 specialists worldwide who are available 24/7/365 and provide care to customers with different levels of technical sophistication. We strive to provide high-quality, consultative care and deliver a distinctive experience helping us create loyal customers who renew their subscriptions, purchase additional products and refer their family and friends to us. Our specialists are evaluated on customer outcomes and the quality of the experience they provide.

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

Our Advantages—Why We Win
We believe the following strengths provide us with competitive advantages in realizing the potential of our opportunity:

•
We are the leading domain name marketplace, a key on-ramp in establishing a digital identity. We are the global market leader in domain name registration with more than 75 million domains under management as of December 31, 2017. Based on information reported in VeriSign's Domain Name Industry Brief, we held over 22% of the approximately 332 million worldwide domain names under management as of December 31, 2017.

•
We provide a reliable and secure global platform and infrastructure. Our investments in technology, including engineers, patents, online security, customer privacy, reliable infrastructure and data science capabilities, enable us to innovate and deliver personalized solutions to our customers. Our API-driven technology platform is built on state-of-the-art, open source technologies like Hadoop, OpenStack and other large-scale, distributed systems. Additionally, our platform allows our developers to create new and enhanced products or product features assembled from common building blocks leading to faster deployment cycles. We believe our products work well together and are more valuable and easier to use together than if our customers purchased them individually from other companies and tried to integrate them. As of December 31, 2017, we had 1,360 engineers, 230 issued patents and 150 pending patent applications in the U.S.

•
We operate an industry-leading Customer Care team that also drives bookings. We give our customers much more than typical customer support. Our team is unique, blending personalized Customer Care with the ability to evaluate our customers' needs, which allows us to help and advise them as well as drive incremental bookings. Our Customer Care team contributed approximately 20% of our total bookings in 2017. Our customers respond to our personalized approach with high marks for customer satisfaction. Our proactive Customer Care model is a key component helping create long-term customer relationships, which is reflected in our high retention rates.

•
Our brand and marketing efficiency. We believe GoDaddy is one of the most recognized technology brands in the U.S. Through a combination of cost-effective direct-marketing, brand advertising and customer referrals, we have added approximately one million net new customers organically each year from 2013 through 2017.

•
Our financial model. Our stable and predictable business model is driven by efficient customer acquisition, high customer retention rates and increasing lifetime spend. In each of the five years ended December 31, 2017, our customer retention rate exceeded 85% and our retention rate for customers who had been with us for over three years was approximately 91%. We believe the breadth and depth of our product offerings and the high quality and responsiveness of our Customer Care team builds strong customer relationships and are keys to our high customer retention rate.

•
Our people and our culture. We are a company whose people embody the grit and determination of our customers. Our world-class engineers, designers, marketers and Customer Care specialists share a passion for technology and its ability to change our customers' lives. We value hard work, extraordinary effort, living passionately, taking intelligent risks and working together toward successful customer outcomes. Our relentless pursuit of doing right for our customers has been a crucial ingredient of our growth.

•	Our scale. We have achieved significant scale in our business enabling us to efficiently acquire new customers, serve our existing customers and continue to invest in growth.

•	In 2017, we generated $2,618 million in total bookings up from $1,250 million in 2012, representing a compound annual growth rate (CAGR) of 16%.

•	In 2017, we had $2,232 million of revenue up from $911 million in 2012, representing a CAGR of 20%.

•	In 2017, we had $476 million of net cash provided by operating activities.

•	In the five years ended December 31, 2017, we invested to support our growth with $1,371 million in technology and development expenses and $994 million in marketing and advertising expenses.

Our Strategy—How We Grow
We're focused on helping our customers with individualized solutions for each phase of their journey. We leverage our team's deep understanding of what our customers need to develop new products and provide empathetic and targeted customer care. We are pursuing the following principal strategies to drive our business:

•
Expand and innovate our product and service offerings to provide more comprehensive solutions for our customers and to offer more ways for new customers to find us. We are working both to grow our core product offerings and create innovative new products, including:

•
Delivering the next generation of naming. The first generation of naming included a limited set of generic top-level domains (gTLDs), such as .com and .net, and country code top-level domains (ccTLDs), such as .uk and .in. Hundreds of new gTLDs have been introduced in recent years, expanding the available inventory for us and our customers. Additionally, we have invested to expand the secondary market to help match buyers to sellers who already own domains. Our GoDaddy Investor mobile application helps investors watch and bid on domains at auction and stay on top of current bids from their mobile devices. We continue to invest in search, discovery and recommendation tools and transfer protocols for both primary and secondary domains.

•
Powering elegant and effortless presence. We offer a range of products and services that help our customers get their ideas online. GoCentral combines a mobile-optimized website builder with an integrated set of marketing and e-commerce tools to help our customers create an audience for their idea or business, enabling them to design a professional website in under an hour. We continue to invest in GoCentral and other tools, templates and technology to make building, maintaining and updating a professional looking mobile or desktop presence simple and easy. Additionally, we are investing in products to help our customers drive their customer acquisition, retention and communication efforts by managing their presence across search engines, social networks and vertical marketplaces and keep their online presence and information secure.

•
Making the business of business easy. Our business applications range from domain-specific email and email marketing to telephony services and payment tools to help our customers communicate with their customers and grow their ventures. In 2017, we introduced SmartLine, which allows our customers to add a second, separate phone line to an existing iOS or Android phone. We intend to continue investing in the breadth of our product offerings to help our customers connect with their customers and run their ventures.

•
Win the Web Pros. We are investing in a suite of applications and services for web designers and developers to help them save time, make money and exceed client expectations. These client management applications make it easier for designers and developers to manage their clients' websites at any host, host websites on GoDaddy products such as Managed WordPress, and manage their overall business with capabilities such as client billing. Services for Web Pros also include administrative access and shopping features which make it easier to buy and manage multiple products for their clients, as well as enhanced technical support and discounts for reselling GoDaddy products. We support a variety of control panels and content management tools favored by Web Pros including cPanel, Plesk, Drupal, Joomla and more. As one of the largest global hosts of WordPress sites, many of our recent investments have focused on extending our reach into the WordPress community.

•
Go global. As of December 31, 2017, approximately 42% of our customers were located in international markets, notably Canada, India and the United Kingdom. We have made significant investments in the localization of our service offerings in markets outside of the U.S. and, as of December 31, 2017, we offered localized products and Customer Care in over 50 markets. To support our international growth, we will continue investing to develop our local capabilities across products, marketing programs, data centers and Customer Care. Our recent international acquisitions, including our acquisition of HEG, are an important part of this international growth.

•
Make it personal. We seek to leverage data and insights to personalize the product and Customer Care experiences of our customers as well as tailor our solutions and marketing efforts to each of our customer groups. We are constantly seeking to improve our website, marketing programs and Customer Care to intelligently reflect where customers are in their lifecycle and identify their specific product needs. This allows us to interact more frequently with our customers. We intend to continue investing in our technology and data platforms to further enable our personalization efforts.

•
Wrap it with Care. We believe our highly-rated Customer Care team is distinctive and essential to the lifetime value proposition we offer our customers. We continue to invest in our Customer Care team, including investing to expand our Customer Care service, improve the quality of our Customer Care resources and introduce enhanced tools and processes across our expanding global footprint.

•
Partner up. Our flexible platform also enables us to acquire companies and quickly launch new products for our customers, including through partnerships such as Microsoft Office 365 for email and PayPal and Square for payments. We have also acquired companies and technologies to complement our product and service offerings and expand our geographic footprint. We intend to continue identifying value-added technology acquisition targets and partnership opportunities.

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
Our domain name registration products enable us to engage customers at the initial stage of establishing a digital identity and often is an on-ramp for our other products. We believe our hosting and presence and business applications products increase our revenue and margin growth opportunities, frequently serve as starting points for our customer relationships, improve customer retention and significantly improve our value proposition to customers.
Domains
We are the global market leader in domain name registration. Securing a domain is a key component to creating a complete digital identity and our domain products often serve as the starting point in our customer relationships. As of December 31, 2017, approximately 92% of our customers had purchased a domain from us, and as of December 31, 2017, we had more than 75 million domains under management. In 2017, 2016 and 2015, we generated approximately 47%, 50% and 52% of our total revenue, respectively, from sales of our domain products.
Our primary domains product offerings are:
Primary Registrations. Using our website or mobile application, we offer customers the ability to search for and register available domain names with the relevant registry. Our inventory for primary registrations is defined by the number of top-level domains (TLDs) we offer. As of December 31, 2017, 401 different gTLDs (e.g. .com, .net and .org) and 69 different ccTLDs (e.g. .de, .ca, .in and .jp.) were available for purchase through GoDaddy. Since 2013, hundreds of new gTLDs have been launched, making it easier for companies and individuals to find and register new, easy-to-remember domain names tailored to their ventures, industry or interests. ccTLDs are important to our international expansion efforts as we have found international customers often prefer the ccTLD for the country or geographic market in which they operate. Our primary registration offering relies heavily on our search, discovery and recommendation tools which enable our customers to find a name matching their needs. We also sell domain registrations through relationships with third-party resellers.
Aftermarket. We operate one of the world's largest domain aftermarkets, which processes aftermarket, or secondary, domain name sales. Our aftermarket platform is designed to enable the seamless purchase and sale of an already registered domain name through an online auction, an offer and counter-offer transaction or a "buy now" transaction. Over the last three years, we have acquired more than 730,000 domain names to increase the inventory available to our customers. Our GoDaddy Investor mobile application helps investors watch and bid on domains at auction and stay on top of their current bids, all from their mobile devices. We operate a cross-registrar network that automates transaction execution across registrars thereby reducing the time required to complete a transaction. We receive a percentage of the sales price for each domain sold.
Domain Name Add-Ons. Domain name add-ons are features a customer can add to a domain name registration. Our domain name privacy product allows our customers to register a domain name on an "unlisted" basis helping prevent privacy intrusions, deter domain-related spam and allow our customers to confidentially secure a domain for an unannounced product, service or idea. Domain name add-ons are typically purchased concurrently with domain name registrations and have minimal costs associated with their delivery.
Hosting and Presence
We offer a variety of hosting and presence products enabling our customers to create and manage their digital identity, or in the case of Web Pros, the digital identities of their end-customers. In each of 2017, 2016 and 2015, we derived approximately 38%, 37% and 37%, respectively, of our total revenue from sales of our hosting and presence products.

Our primary hosting products are:
Shared Website Hosting. The term "shared hosting" refers to the housing of multiple websites on the same server via the use of chroot environments. Shared hosting is our most popular hosting product. We operate, maintain and support shared website hosting in our owned and operated data centers and our leased co-located data centers using either Linux or Windows operating systems. We currently offer three tiers of shared website hosting plans to suit the needs and resources of our customers, all of which use industry standard cPanel or Parallels Plesk control panels. We also bundle our hosting plans with a variety of applications and products such as web analytics, secure sockets layer (SSL) certificates and WordPress. WordPress is the most used content management application on our shared hosting platform.
Website Hosting on Virtual Private Servers and Virtual Dedicated Servers. Our broad range of virtual private server (VPS) and virtual dedicated server offerings allows our customers to select the server configuration best suited for their applications, requirements and growth. Our virtual private servers provide customers with a single virtual machine running on a single bare metal server that is running multiple other virtual machines for other customers. Our VPS product is designed to meet the requirements of customers with a need for greater control, more advanced technical capabilities and higher performance than that offered by our shared hosting plans. Our customers have the ability to tailor their virtual dedicated server plan based on a range of performance, storage, bandwidth and operating system needs.
Managed Hosting. With our managed hosting products, we set up, monitor, maintain, secure and patch software and servers for our customers. We offer a variety of managed hosting plans to support our customers' needs including multiple tiers of Managed WordPress hosting on a platform optimized for WordPress. We also offer other managed environments that span across our VPS and Dedicated products like Joomla, Drupal and Magento and apps like Gallery. In addition to managed hosting plans tailored to our customers' needs, we also offer expert services, which provide additional support services.
Security. Our security products include SSL certificates, malware scanners and malware removal. According to Netcraft, we are one of the world's largest provider of SSLs. An SSL validates a customer's website identity and encrypts online transaction information, such as credit card numbers, and communications sent to or by the website. We offer a variety of SSLs all of which provide high-grade, 256-bit encryption. Our SSL offerings include multiple domain SSLs and "wildcard" SSLs, which secure a singular website URL as well as subdomains on that URL (e.g. protectmyvisitors.com and cart.protectmyvisitors.com). We also offer "code signing certificates" designed to prove the identity of software authors and validate that the software has not been tampered with since its original distribution. Our website security scanner checks a customer's website at predetermined intervals for malware, blacklists, and uptime. When malware is detected, and a cleanup request has been initiated, our security team runs a remediation process to remove the malware and restore the site. Our Web Application Firewall (WAF) is a cloud-based firewall service that screens and protects real-time website traffic from threats such as SQL injection attacks and comment spammers, while also thwarting distributed denial of service (DDOS) attacks.
Our primary presence products are:
GoCentral. GoCentral is an easy-to-use, do-it-yourself mobile-optimized online tool enabling customers, irrespective of their technical skills, to build effective websites and online stores. We offer a variety of plans, with pricing dependent on business and marketing features. With each of these plans, customers have access to vertically targeted professional designs which can be further customized using our editor by adding intent-driven sections, photos, videos or text. Our designs cover a wide range of categories with professionally written content for small businesses, organizations, families, weddings, and other ventures. Our websites and our tools are all designed to work great on mobile devices, with a focus on performance, which is critical for websites to appear in search engine rankings.
Our GoCentral product includes online appointments and online store capabilities allowing customers to transact business directly on their websites, and is optimized for mobile shopping and secure checkout via credit card, Apple Pay, Google Pay, Square, or PayPal. Our online store allows customers to manage inventory and shipping, while online appointments manages staff availability and helps remind customers of appointments. Both are integrated into our social and email marketing tools, to help customers generate more business.
Marketing. Our GoCentral product line includes a range of marketing tools designed to help businesses acquire and engage customers. These capabilities are available in an integrated offering with our website and commerce tools, or as a stand-alone for customers using other website tools. The tools are designed for busy customers who may lack experience with online marketing, focusing on ease of use, mobile experience, and delivering business results. Search Engine Optimization helps our customers get their websites found on major search sites through search engine optimization using a simple step-by-step wizard with targeted recommendations on which search phrases are most likely to drive traffic to a customer's site. Business listings capabilities bring business information to where customers are looking, including Facebook and Google My Business. Email marketing lets people build targeted campaigns, either from scratch or using website or commerce content.
Business Applications
We offer a variety of products designed to make the business of business easier for our customers. The products we offer include those developed in-house as well as third-party applications which we distribute and support, such as Microsoft Office 365. In 2017, 2016 and 2015, we derived approximately 15%, 13% and 11% of our total revenue, respectively, from sales of our business applications products.
Our primary business applications products are:
Microsoft Office 365. We offer fully-supported Microsoft Office 365 accounts that are easy to set up and use with our customers' domains. We offer Microsoft Office 365 in multiple plans ranging from email with calendar and contacts connected to a custom domain to a full suite of productivity tools, including file sharing and full desktop versions of Microsoft productivity applications, including Outlook, Word, Excel and PowerPoint. For customers wanting to protect their email data, we offer an email backup service (in partnership with SkyKick), and for customers needing to comply with regulatory requirements, we offer email add-on services such as HIPPA-enabled email, encryption services (in partnership with ProofPoint) and archiving services (in partnership with Sonian). We help make Microsoft Office 365 installation easy, allowing customers to get up and running in minutes, including "do-it-for-me" migrations services to move customers' existing email data to Office 365 accounts.
Email Accounts. We offer a range of email service plans with a multi-feature web interface that connects to our customers' domains. The pricing of these plans depends on the customer's desired amount of storage and number of email addresses. All of our email accounts are advertising-free and include security functionality designed to provide protection from spam, viruses and other forms of online fraud, such as phishing.
Email Marketing. Our email marketing product helps customers market their businesses through permission-based email. Customers can easily create and send newsletters, targeted advertising campaigns, promotions and surveys as well as connect email campaigns with their social media networks and track the results of campaigns.
Telephony. We provide internet-based telephone services that can be accessed with either IP phones, or traditional local or cellular telephone services. In 2017, we launched our SmartLine plan, which includes a virtual number phone and mobile application, enabling customers to have two numbers on one phone to separate business communications from personal communications. All of our plans allow customers to make and receive phone calls, send/receive text and MMS messages using their Smartline number and chosen caller ID.  In addition, Smartline offers customers a range of minutes and texts, a local or toll-free number and a mobile application to manage the service, as well as voicemail, voicemail transcription, email delivery of voicemail, customized business greetings, business hour settings and ability to block unwanted callers. We also offer single and multi-line VoIP phone systems, IP enabled phones, virtual phone numbers, virtual receptionist services, customizable phone tree, follow-me call forwarding and fax-on-demand.
Technology and Infrastructure
Our technology platform forms the core of many of our solutions, and we have invested significantly to develop a platform designed to be intelligent, fast, secure and scalable. Our technology and development expenses, including those expenses related to our technology platform, were $356 million, $288 million and $270 million in 2017, 2016 and 2015, respectively. We have built a scalable platform allowing us to provide faster business insights at lower costs, develop and introduce new products quickly and leverage economies of scale to reduce costs and enable next-generation hosting architecture. Our technology stack, which consists of physical infrastructure, infrastructure-as-a-service, and platform-as-a-service, allows our customers to build and manage their digital identities and enable access across multiple devices. We seek to continuously enhance the performance and reliability of our technology infrastructure by investing in faster data centers, improved network connectivity and improved resiliency, both domestically and internationally.
Physical infrastructure
Our physical technology infrastructure includes servers located in data centers around the world. We have also invested significantly in our peering architecture and utilize multiple peering sites allowing us to handle high IP transit traffic at low bandwidth costs. Our large technology infrastructure footprint allows us to leverage economies of scale through low server, network, storage and processing costs by commoditizing hardware across various systems and leveraging virtualization where possible.
Infrastructure-as-a-Service
We leverage an Infrastructure-as-a-Service model geared toward the virtualization and automation of common physical data center components like servers, load balancers, switches and storage. We use open source solutions when possible to automate manual processes and thereby reduce the risk of human error as well as to lower costs. Additionally, we are beginning to use a single automated infrastructure based on OpenStack to enable next-generation services. In 2017, we started to leverage third-party public cloud offerings to augment our internal infrastructure-as-a-service model.
Platform-as-a-Service
Our platform provides our customers fast, simple and customer-centric products across the globe, by allowing us to easily and quickly build and deploy new products incorporating our data insights. Our investments in our platform capabilities include the following:

E-commerce Platform and Application Services. While we continue to use our existing platform, we have developed and begun to implement a new e-commerce platform. We expect this new platform to enhance our value proposition to our customers by offering comprehensive, flexible and integrated solutions that can be rapidly scaled up or down, used across multiple platforms and integrated with third-party offerings. Both our existing and new platforms also allow resellers to easily sell our products, thereby broadening our distribution channels. We seek to continuously launch new and relevant applications and streamline our existing offerings in order to provide the best user experience to our customers.

Data Platform. Our horizontal data platform helps us to be a trusted source of data about our customers and their online ventures through accurate, meaningful, and easily consumable data insights, which allows us to build best-in-class, personalized experiences for our customers. Our data platform is key to helping us deepen our customer and business insights; these insights enable innovation through instrumentation, experimentation and analysis.

Content and Marketing Platform. Our content and marketing platforms leverage the latest tools, technology and operational and production models that enable us to deliver customer-centric digital experiences at an accelerated pace through multiple touchpoints and channels. Our content platform and content creation processes help us realize efficiencies and scalability, which enhance our ability to drive new, high quality products and customer experiences to market faster. We are focused on driving advancements in experimentation, the speed and volume of content creation, localization and content self-service, while ensuring platform availability and performance. We are also delivering new engagement marketing capabilities that improve business effectiveness and customer experiences.

Customer Care
We have nearly 5,500 Customer Care specialists who provide technical assistance 24/7/365 to customers located around the world. Our specialists use a consultative approach to advise customers of products best suiting their individual needs. This ability to provide real-time product suggestions while providing a world-class support experience allows our Customer Care team to provide an impactful contribution to bookings through the sale of product subscriptions. In each of 2017, 2016 and 2015, at least 20% of our total bookings were generated from the sale of product subscriptions by our Customer Care team. Our revised merchandising strategies, such as free trials and an increased mix of monthly product subscriptions, drove more renewal billings to our website and away from the Customer Care team during 2017, which we expect to continue in the future. The majority of our Customer Care specialists are located in our Arizona and Iowa facilities in the U.S. We have additional international specialists providing in-region support in native languages. In addition, our easy-to-use website contains extensive educational content designed to demystify the process of establishing an online presence and to assist customers in choosing the products best meeting their needs. We also provide a variety of online tutorials through blogs and other services including The GoDaddy Garage Blog and third-party sites like YouTube.
Our Customer Care team operates through a variety of channels to provide tailored and timely support to our customers, handling approximately 20 million contacts in 2017. Our customers can choose their preferred Customer Care channel, including proactive and reactive chat and phone support. We take a consultative approach to our customer interactions, acting as a trusted partner to answer their questions, to guide them through technical solutions, to offer real-time product suggestions best suited to their needs and to support them at each phase of their lifecycle. The effectiveness of our model is reflected in the high ratings we receive from our customers, the bookings generated by our Customer Care team and strong customer referrals.
The strength of our Customer Care team is our people. Our hiring process is extensive and highly selective, designed to yield individuals who will thrive in our team based on core values, character, work ethic and ability. Our new Customer Care hires spend over a month moving from classroom to a live "nesting" environment where they refine their customer and technology skills. With a commitment to life-long learning, we offer hundreds of classes to our employees spanning leadership, sales, service and technology. Our incentive program rewards outcomes, across both customer satisfaction and bookings goals. For these and many other reasons, as of December 31, 2017, approximately 38% of our Customer Care specialists had been with us for at least three years.
Marketing
We believe GoDaddy is one of the most recognized technology brands in the U.S. We have established this high level of brand awareness primarily through our advertising campaigns across various platforms including television commercials, print, online and billboards. We have supplemented these advertising campaigns with athlete and celebrity sponsorships. Our strong brand has helped us attract and retain more than 17 million customers as of December 31, 2017. We intend to continue investing in our brand as we seek to further grow our total customers, particularly internationally. Customer referrals are another highly efficient and cost-effective channel for acquiring customers.
We complement our brand marketing efforts with focused and metric-driven direct response marketing to acquire new customers. We use a variety of targeted online marketing programs for lead generation, including search engine marketing, search engine optimization and targeted email and social media marketing campaigns, as well as more traditional direct marketing and indirect channel partner marketing programs, to drive interest in our products and traffic to our websites. As part of this effort, we regularly run numerous campaigns simultaneously and constantly refine our media mix across our channels.
International
Central to our international strategy is a philosophy of localizing our product offerings and customer experience and deploying them through our global infrastructure. As of December 31, 2017, we had over 7 million customers outside of the U.S. and derived approximately 33%, 28% and 26% of our total bookings from international sales in 2017, 2016 and 2015, respectively.
We have built a dedicated team responsible for the internationalization and localization of our core product offerings as well as our Customer Care and marketing efforts, including through our acquisition of HEG in 2017. In conjunction with our localization efforts, we have added on-the-ground regional teams and increased our country and regional specific marketing spend. These investments have enabled us to successfully launch and expand our business outside the U.S. and as of December 31, 2017, we provided localized products and Customer Care in over 50 markets around the world. We have taken a rigorous approach to managing the level of investment we expect to make in each geographic market we enter based on a market tier approach. We expect to continue to expand internationally, growing our share and increasing penetration of the international markets we've entered in recent years.
Competition
We provide cloud-based solutions enabling individuals, businesses and organizations to establish an online presence, connect with customers and manage their ventures. The market for providing these solutions is highly fragmented and competitive. These solutions are also rapidly evolving, creating opportunity for new competitors to enter the market with point-solution products or address specific segments of the market. In some instances, we have commercial partnerships with companies with which we also compete. Given our broad product portfolio, we compete with niche point-solution products and broader solution providers. Our competitors include providers of:

•	domain registration services and web-hosting solutions such as Endurance, Donuts, United Internet and Web.com;

•	website creation and management solutions such as Automattic, Shopify, Squarespace, and Wix;

•	cloud-infrastructure services and online security providers such as Comodo, Symantec, Let's Encrypt and WP Engine;

•	alternative web presence and marketing solutions such as Constant Contact, Etsy, OpenTable, Yelp and Zillow; and

•	productivity tools such as business-class email, calendaring and file-sharing such as Dropbox, Microsoft and Google.
We expect continued competition from companies in the domain, hosting and presence markets such as Automattic, Endurance, Donuts, Squarespace, United Internet, Web.com and Wix. We also expect potential increased competition from companies like Google, Amazon, Facebook and Microsoft, which are providers of web-hosting, Internet marketing, ecommerce and other cloud-based services.
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
Privacy and Data Protection. In the areas of personal privacy and data protection, the U.S. federal and various state and foreign governments have adopted or proposed limitations on, and requirements associated with, the collection, distribution, use, storage, and security of personal information of individuals. If our practices with respect to the collection, distribution, storage, or security of personal information are challenged, we may not be able to demonstrate adequate compliance with existing or future laws or regulations. In addition, in the European Union member states and certain other countries outside the U.S., data protection is more highly regulated and rigidly enforced. Regulators in the European Union have approved the General Data Protection Regulation (GDPR), a regulation that will take full effect on May 25, 2018, superseding at that time the 1995 European Union Data Protection Directive. The GDPR includes stringent operational requirements for processors and controllers of personal data, for companies established in the EU and those outside of the EU if they collect and use personal data, including payment card information, imposes significant penalties for non-compliance and has broader extra-territorial effect. With our acquisition of HEG, and as we conduct and expand our business across Europe and elsewhere, we expect compliance with these regulatory schemes to be more burdensome and costly for us.
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
We have also developed, acquired or licensed proprietary technologies for use in our business. As of December 31, 2017, we had 230 issued patents in the U.S. covering various aspects of our product offerings. Additionally, as of December 31, 2017, we had 150 pending U.S. patent applications and intend to file additional patent applications in the future.
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
Employees
As of December 31, 2017, we had 5,990 employees worldwide, including 3,588 in our Customer Care team, 1,360 in technology and development, 268 in marketing and advertising and 774 in general and administrative. Excluded from our employee figures are nearly 1,900 Customer Care specialists located in Bulgaria, China, Colombia, India, Mexico, the Philippines and the United Kingdom who are directly employed by third-party partners, but who are dedicated to GoDaddy on a full time basis. Substantially all of our employees are based in the U.S. and Europe. None of our employees is represented by a labor union or is party to any collective bargaining agreement in connection with his or her employment with us. However, certain of our employees in Germany are represented by an employee works council pursuant to local regulations.
Corporate Information
We were incorporated in Delaware on May 28, 2014. Our principal executive offices are located at 14455 N. Hayden Road, Scottsdale, Arizona 85260 and our telephone number is (480) 505-8800.
Available Information
Our website is located at www.godaddy.com, and our investor relations website is located at www.investors.godaddy.net. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and our Proxy Statements are available through our investor relations website, free of charge, after we file them with the SEC. We also provide a link to the section of the SEC's website at www.sec.gov that has all of the reports we file or furnish with the SEC. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You can get information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties we are unaware of, or we currently believe are not material, may also become important factors affecting us. If any of the following risks occur, our business, financial condition, operating results and growth prospects could be materially and adversely affected. In that event, the price of our Class A common stock could decline.
Risks Related to Our Business
If we are unable to attract and retain customers and increase sales to new and existing customers, our business and operating results would be harmed.
Our success depends on our ability to attract and retain customers and increase sales to new and existing customers. We derive a substantial portion of our revenue from domains and our hosting and presence products. The rate at which new and existing customers purchase and renew subscriptions to our products depends on a number of factors, including those outside of our control. Although our total customers and revenue have grown rapidly in the past, in recent periods our slower growth rates have reflected the size and scale of our business. We cannot be assured that we will achieve similar growth rates in future periods as our total customers and revenue could decline or grow more slowly than we expect. Our sales could fluctuate or decline as a result of lower demand for domain names, websites and related products, declines in our customers' level of satisfaction with our products and our Customer Care, the timeliness and success of product enhancements and introductions by us and those of our competitors, the pricing offered by us and our competitors, the frequency and severity of any system outages, breaches and technological change. Our revenue has grown historically due in large part to sustained customer growth rates and strong renewal sales of subscriptions to our domain name registration and hosting and presence products. Our future success depends in part on maintaining strong renewal sales. Our costs associated with renewal sales are substantially lower than costs associated with generating revenue from new customers and costs associated with generating sales of additional products to existing customers. Therefore, a reduction in renewals, even if offset by an increase in other revenue, would reduce our operating margins in the near term. Any failure by us to continue to attract new customers or maintain strong renewal sales could have a material adverse effect on our business, growth prospects and operating results. If we are unable to increase sales of additional products, such as personalized email accounts and other business applications products, to new and existing customers, our growth prospects may be harmed.
If we do not successfully develop and market products that anticipate or respond promptly to the needs of our customers, our business and operating results may suffer.
The markets in which we compete are characterized by constant change and innovation, and we expect them to continue to evolve rapidly. Our historical success has been based on our ability to identify and anticipate customer needs and design products providing small businesses and ventures with the tools they need to create, manage and augment their digital identity. To the extent we are not able to continue to identify challenges faced by small businesses and ventures and provide products responding in a timely and effective manner to their evolving needs, our business, operating results and financial condition may be adversely affected.
The process of developing new products and technology is complex and uncertain. If we fail to accurately predict customers' changing needs or emerging technological trends, or if we fail to achieve the benefits expected from our investments in technology, our business could be harmed. These product and technology investments include those we develop internally, such as our "do-it-yourself" website builder GoCentral, our hosting platforms, and our security products, those we acquire and develop as a result of acquisitions, such as SmartLine and Website Security, and those related to our partner programs, such as Microsoft. We must continue to commit significant resources to develop our technology in order to maintain our competitive position, and these commitments will be made without knowing whether such investments will result in products our customers will accept. Our new products or product enhancements could fail to attain meaningful customer acceptance for many reasons, including:
• delays in releasing new products or product enhancements to the market;
•our failure to accurately predict market demand or customer preferences;
•defects, errors or failures in product design or performance;
•negative publicity about product performance or effectiveness;
•introduction of competing products (or the anticipation thereof) by other market participants;

•poor business conditions for our customers or poor general macroeconomic conditions;
•the perceived value of our products or product enhancements relative to their cost; and
•changing regulatory requirements adversely affecting the products we offer.
There is no assurance we will successfully identify new opportunities, develop and bring new products to market on a timely basis, or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive, any of which could adversely affect our business and operating results. If our new products or enhancements do not achieve adequate acceptance by our customers, or if our new products do not result in increased sales or subscriptions, our competitive position will be impaired, our anticipated revenue growth may not be achieved and the negative impact on our operating results may be particularly acute because of the upfront technology and development, marketing and advertising and other expenses we may incur in connection with new products or enhancements.
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
Our operations depend on our ability to protect our network and systems against interruption or damage from unauthorized entry, computer viruses, denial of service attacks and other security threats beyond our control. We regularly experience DDOS attacks by hackers aimed at disrupting service to our customers and attempts to place illegal or abusive content on our or our customers' websites, and we may be subject to DDOS attacks or content abuse in the future. Our response to such DDOS attacks may be insufficient to protect our network and systems, especially as attacks (such as the DYN attack in October 2016) increase in size. In addition, there has been an increase in the number of malicious software attacks in the technology industry, including malware and ransomware, such as WannaCry. In addition, from time to time, activities of our customers or other parties may cause us to suspend or terminate customer accounts. We have suspended and terminated, and will in the future suspend or terminate, a customer's use of our products when the activities on their site breach our terms of service (for example, phishing or resource misuse), interfere with or harm other customers' websites sharing the same resources or otherwise violate applicable law. We may also suspend or terminate a customer's website if it is repeatedly targeted by DDOS or other attacks disrupting other customers' websites or servers or otherwise impacts our infrastructure.
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
Our business involves the storage and transmission of confidential information, including personally identifiable information. In addition, as nearly all of our products are cloud-based, the amount of data we store for our customers on our servers (including personally identifiable information and other potentially sensitive information) has been increasing. We take measures intended to protect the security, integrity and confidentiality of the personal information and other sensitive information, including payment card information, we collect, store or transmit, but cannot guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties or our employees will not gain unauthorized access to this information despite our efforts. If third parties succeed in penetrating our security measures or those of our vendors and partners, or in otherwise accessing or obtaining without authorization the payment card information or other sensitive or confidential information we or our vendors and partners maintain, we could be subject to liability, loss of business, litigation, government investigations or other losses. Hackers or individuals who attempt to breach our security measures or those of our vendors and partners could, if successful, cause the unauthorized disclosure, misuse, or loss of personally identifiable information or other confidential information, including payment card information, suspend our web-hosting operations or cause malfunctions or interruptions in our networks.
If we or our partners experience any breaches of our security measures or sabotage, or otherwise suffer unauthorized use or disclosure of, or access to, personally identifiable information or other confidential information, including payment card information, we might be required to expend significant capital and resources to protect against or address these problems. We may not be able to remedy any problems caused by hackers or other similar actors in a timely manner, or at all. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until after they are launched against a target, we and our vendors and partners may be unable to anticipate these techniques or to implement adequate preventative measures on a timely basis. Advances in computer capabilities, discoveries of new weaknesses and other developments with software generally used by the Internet community, such as the Meltdown and Spectre vulnerabilities, which exploit security flaws in chips manufactured in the last 20 years, the Shellshock vulnerability in the Linux Bash shell, or WannaCry or Petya ransomware attacks, also increase the risk that we, or our customers using our servers, will suffer a security breach. Our partners and we may also suffer security breaches or unauthorized access to personally identifiable information and other confidential information, including payment card information, due to employee error, rogue employee activity, unauthorized access by third parties acting with malicious intent or who commit an inadvertent mistake or social engineering. If a breach of our security or other data security incident occurs or is perceived to have occurred, the perception of the effectiveness of our security measures and our reputation could be harmed and we could lose current and potential customers.
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
We rely on third parties to perform certain key functions, and their failure to perform those functions could result in the interruption of our operations and systems and could result in significant costs and reputational damage to us.
We rely on third parties to perform certain technology, processing, servicing and support functions on our behalf, and may in the future choose to transition a function previously managed by us to such third parties. For example, in 2018 we intend to transition from a combination of company-owned and co-located data centers to third-party cloud computing and hosting providers for the delivery of most of our products and storage of our data. In addition in 2018, we also intend to transition certain transactional accounting functions to a professional services firm. When we choose to transition a function to a third party, we may spend significant time and effort, incur higher costs than originally expected and experience delays in completing such transition. We may never realize any of the anticipated benefits of relying on such third parties, including acquisition of new customers, improved product features, and positive financial results. In addition, these third parties are vulnerable to operational and technological disruptions, which may negatively impact our ability to provide services to our customers, operate our business and fulfill our financial reporting obligations. We may have limited remedies against these third parties in the event of service disruptions. If third parties are unable to perform these functions on our behalf because of service interruptions or extended outages, or because those services are no longer available on commercially reasonable terms, our expenses could increase and our customers' use of our products could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business.
Evolving technologies and resulting changes in customer behavior or customer practices may impact the value of and demand for domain names.
Historically, Internet users navigated to a website by directly typing its domain name into a web browser or navigation bar. The domain name serves as a branded, unique identifier not unlike a phone number or email address. However, people now use multiple methods to access websites. For example, people increasingly use search engines to find and access websites as an alternative to typing a website address directly into a web browser navigation bar. People increasingly use social networking and microblogging sites to find and access websites. Further, as people continue to access the Internet more frequently through applications on mobile devices, domain names may become less prominent and their value may decline. These evolving technologies and changes in customer behavior may have an adverse effect on our business and growth prospects.
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
Our Customer Care team has historically contributed significantly to our total bookings. In each of 2017, 2016 and 2015, at least 20% of our total bookings were generated from the sale of product subscriptions by our Customer Care team.

The majority of our current offerings are designed for customers who often self-identify as having limited to no technology skills. Our customers depend on our Customer Care to assist them as they create, manage and grow their digital identities. After launching their sites and leveraging our product offerings, customers depend on our Customer Care team to quickly resolve any issues relating to those offerings. Further, as we continue to broaden our portfolio of solutions, increase the size of our customer base and increase the size of our solution deployments within our customers' IT infrastructure, we must continue to adapt our customer support organization to ensure our customers continue to receive the high level of customer service which they have come to expect. Notwithstanding our commitment to Customer Care, our customers will occasionally encounter interruptions in service and other technical challenges and it is therefore critical we are there to provide ongoing, high-quality support to help our customers. We must continue to refine our efforts in Customer Care so we can adequately serve our domestic and international customers.
If we do not provide effective ongoing Customer Care, our ability to sell our products to new and existing customers could be harmed, and our high subscription renewal rates and cross-selling of our products may decline and our reputation may suffer, any of which could adversely affect our business, reputation and operating results.
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
We expect competition to increase in the future from competitors in the domain and hosting and presence markets, such as Endurance, United Internet, Web.com and Donuts, as well as competition from companies such as Google, Amazon and Microsoft, which provide web-hosting, other cloud-based services and domain name registration, and eBay and Facebook, which offer Internet marketing platforms. In addition, we face competition in the website and e-commerce site building market from competitors such as Wix, Squarespace and Shopify, and from providers of social media networks and applications including Facebook and Tencent. Some of our current and potential competitors have greater resources, more brand recognition and consumer awareness, more diversified product offerings, greater international scope and larger customer bases than we do, and we may therefore not be able to effectively compete with them. If these competitors and potential competitors decide to devote greater resources to the development, promotion and sale of products in the markets in which we compete, or if the products offered by these companies are more attractive to or better meet the evolving needs of our customers, our market share, growth prospects and operating results may be adversely affected.
In addition, in an attempt to gain market share, competitors may offer aggressive price discounts or alternative pricing models on the products they offer, such as so-called freemium pricing in which a basic offering is provided for free with advanced features provided for a fee, or increase commissions paid to their referral sources. As a result, increased competition could result in lower sales, price reductions, reduced margins and the loss of market share. Moreover, competitors and other third-parties may aggressively bid on Google AdWords, which could result in increased marketing expenses making it difficult for us to compete.
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
Bookings outside of the U.S. represented approximately 33%, 28% and 26% of our totals for 2017, 2016 and 2015, respectively. In 2012, we began the process of localizing our products in numerous markets, languages and currencies, expanding our systems to accept payments in forms common outside of the U.S., focusing our marketing efforts in numerous non-U.S. geographies, tailoring our Customer Care offerings to serve these markets, expanding our infrastructure in various non-U.S. locations and establishing Customer Care operations in overseas locations. We have continued our international expansion efforts, such as our acquisition of HEG. Our international expansion efforts may be slow or unsuccessful to the extent we experience difficulties in recruiting, training, managing and retaining qualified personnel with international experience, language skills and cultural competencies in the geographic markets we target. Furthermore, as we continue to expand internationally, it may prove difficult to maintain our corporate culture, which we believe has been critical to our success. In addition, we have limited experience operating in foreign jurisdictions. Conducting and expanding international operations subjects us to new risks we have not generally faced in the U.S., including the following:
• management, communication and integration problems resulting from language barriers, cultural differences and geographic dispersion of our customers and personnel;
•language translation of, and associated Customer Care support for, our products;
•compliance with foreign laws, including laws regarding online disclaimers, advertising, liability of online service providers for activities of customers especially with respect to hosted content,and more stringent laws in foreign jurisdictions relating to consumer privacy and protection of data collected from individuals and other third parties;
•accreditation and other regulatory requirements to do business and to provide domain name registration, web-hosting and other products in foreign jurisdictions;
•greater difficulty in enforcing contracts, including our universal terms of service and other agreements;
•increased expenses incurred in establishing and maintaining office space and equipment for our international operations;
•greater costs and expenses associated with international marketing and operations;
•greater risk of unexpected changes in regulatory practices, tariffs and tax laws and treaties;
•different or lesser degrees of protection for our or our customers' intellectual property and free speech rights in certain markets;
•increased exposure to foreign currency risks;
•increased risk of a failure of employees to comply with both U.S. and foreign laws, including export and antitrust regulations, anti-bribery regulations and any trade regulations ensuring fair trade practices;
•heightened risk of unfair or corrupt business practices in certain geographies; and
•the potential for political, social or economic unrest, terrorism, hostilities or war; and multiple and possibly overlapping tax regimes.
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
Mobile devices are increasingly used to access the Internet, and our cloud-based and mobile support products may not operate or be as effective when accessed through these devices, which could harm our business.
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
We continue to increase the breadth and scope of our product offerings and operations. To support future growth, we must continue to improve our information technology and financial infrastructure, operating and administrative systems and ability to effectively manage headcount, capital and processes. We must also continue to increase the productivity of our existing employees and hire, train and manage new employees while maintaining our unique corporate culture. If we fail to manage our growth or change in a manner that fails to preserve the key aspects of our corporate culture, the quality of our platform, products and Customer Care may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers and employees.
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
We have experienced rapid growth over the last several years, which has the potential to strain our management, administrative, operational and financial infrastructure. The scalability and flexibility of our infrastructure depends on the functionality and bandwidth of our data centers, peering sites and servers. The significant growth in our total customers and the increase in the number of transactions we process have increased the amount of our stored customer data. Any loss of data or disruption in our ability to provide our product offerings due to disruptions in our infrastructure or services could result in harm to our brand or reputation. Moreover, as our customer base continues to grow and uses our platform for more complicated tasks, we will need to devote additional resources to improve our infrastructure and continue to enhance its scalability and security. If we do not manage the growth of our business and operations effectively, the quality of our platform and efficiency of our operations could suffer, which could harm our operating and business results.
In January 2016, we selected a new enterprise resource planning system. During the fourth quarter of 2016, we completed the human capital management portion of our system implementation. We began work on the system implementation of the financial portion in 2017, and expect to continue that work through late 2018. As we plan for and implement a new system, we may experience difficulties in managing our existing systems and processes, which could disrupt our operations, the management of our finances and the reporting of our financial results. We may also experience difficulties in implementing this new system at the same time we work on several other initiatives, such as transitioning certain transactional accounting functions to a professional services firm, implementing a new revenue recognition system and implementing controls and procedures over financial reporting at HEG pursuant to the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act). Our failure to improve our systems and processes or complete such system implementation on a timely basis, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and successfully integrate our acquisitions, and to accurately forecast and report our results.
The failure to integrate successfully our businesses and operations with those of HEG in the expected time frame may adversely affect our future results.
On April 3, 2017, we completed the acquisition of all of the outstanding shares of HEG and certain loan notes issued by Host Europe Finance Co. Ltd. for €1.7 billion (approximately $1.9 billion) (the Transaction). GoDaddy and HEG operated as independent companies until the closing of the acquisition. We may not achieve the expected revenue and cost synergies associated with the HEG acquisition. We may face significant challenges in consolidating our functions with those of HEG and its subsidiaries, integrating our technologies, organizations, procedures, policies, financial reporting and operations, as well as addressing differences in the business cultures of the two companies and retaining key personnel. The integration is complex and time consuming, and requires substantial resources and effort. We incurred transaction fees and professional service costs in connection with the Transaction, and we expect to incur significant integration and restructuring costs as we continue integrating operations. Although we expect that the realization of efficiencies related to the Transaction will offset incremental transaction, acquisition-related and restructuring costs over time, this net benefit may not be achieved in the near term, or at all.
The integration process and other disruptions resulting from the Transaction may negatively impact our ongoing operations or cause inconsistencies in standards, controls, financial reporting, procedures and policies, adversely affecting our relationships with our customers and other market participants, employees, regulators and others with whom we have business or other dealings. In addition, difficulties in integrating our businesses or regulatory functions with those of HEG could harm our reputation and adversely affect our growth prospects.
We may acquire other businesses or talent, which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our operating results.
As part of our business strategy, we have in the past made, and may in the future make, acquisitions or investments in companies, talent, products, domain portfolios and technologies we believe will complement our business and address the needs of our customers, such as our recent acquisitions of HEG, FreedomVoice and Sucuri, and our proposed acquisition of Main Street Hub. We cannot ensure we will be able to successfully integrate the acquired products, talent and technology, benefit from increased subscriptions and revenue and achieve desired revenue and expense synergies. In the future, we may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete acquisitions, we may be unsuccessful in achieving the anticipated benefits of the acquisition and may fail to integrate the acquired business and operations effectively. In addition, any future acquisitions we complete could be viewed negatively by our customers, investors and industry analysts.
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
In addition, if we are unsuccessful at integrating the operations or technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. We may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired company, including issues related to intellectual property, solution quality or architecture, regulatory compliance practices, employment practices, customer or sales channel issues and failure to integrate prior acquisitions. Any integration process may result in unforeseen operating difficulties and require significant time and resources, and we may not be able to manage the process successfully. In particular, we may encounter difficulties assimilating or integrating the companies, solutions, technologies, accounting systems, personnel or operations we acquire, particularly if the key personnel are geographically dispersed or choose not to work for us. Additionally, acquired companies may focus on achieving performance earn-outs or contingent payments rather than integrating with us. We may also experience difficulty in effectively integrating or preserving the different cultures and practices of the companies we acquire. Acquisitions may also disrupt our core business, divert our resources and require significant management attention that would otherwise be available for development of our existing business. We may not successfully evaluate or utilize the acquired technology, intellectual property or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. If we fail to properly evaluate, execute or integrate acquisitions or investments, the anticipated benefits may not be realized, we may be exposed to unknown or unanticipated liabilities, and our business and growth prospects could be harmed.
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
Our ability to compete successfully depends on our ability to offer an integrated and comprehensive suite of products enabling our diverse base of customers to get their ideas online and start, grow and run their businesses and ventures. The success of our domains, hosting and presence and business applications offerings is predicated on the assumption that an online presence is, and will continue to be, an important factor in our customers' abilities to establish, expand and manage their businesses quickly, easily and affordably. If we are incorrect in this assumption, for example due to the introduction of a new technology or industry standard superseding the importance of an online presence or renders our existing or future products obsolete, then our ability to retain existing customers and attract new customers could be adversely affected, which could harm our ability to generate revenue and meet our financial targets.
We rely on search engines to attract a meaningful portion of our customers. If search engines change their search algorithms or policies regarding advertising, increase their pricing or suffer problems, our ability to attract new customers may be impaired.
Many of our customers locate our website and products through Internet search engines such as Google, Yahoo! and Bing. The prominence of our website in response to search inquiries is a critical factor in attracting potential customers to our websites. Search engines revise their algorithms from time to time in an attempt to optimize their search results. If search engines on which we rely for algorithmic listings modify their algorithms, our websites may appear less prominently or not at all in search results, which could result in reduced traffic to our websites that we may not be able to replace. Additionally, if the costs of search engine marketing services, such as Google AdWords, increase, we may incur additional marketing expenses or be required to allocate a larger portion of our marketing spend to this channel and our business and operating results could be adversely affected.
Furthermore, competitors may in the future bid on our brand names and other search terms we use to drive traffic to our websites. Such actions could increase our advertising costs and result in decreased traffic to our websites. In addition, search engines or social networking sites may change their advertising policies from time to time. Moreover, the use of voice recognition technology such as Alexa, Google Assistant or Siri may drive traffic away from search engines, potentially resulting in reduced traffic to our website. If any change to these policies delays or prevents us from advertising through these channels, it could result in reduced traffic to our website and sales of our subscriptions.
If we are unable to maintain our contractual relationships with existing partners or establish new contractual relationships with potential partners, we may not be able to offer the products and related functionality our customers expect.
We maintain a network of different types of partners, some of which create integrations with our products. For example, we partnered with Microsoft Corporation to offer Office 365 email and other productivity tools to our customers and we worked to make certain of our products interoperable with services such as Yelp, Facebook Pages and Google. In addition, we provided payment options for customers' websites through providers such as PayPal, Stripe, Square and Mercado Libre. We have invested and will continue to invest in partner programs to provide new product offerings to our customers and help us attract additional customers. However, our relationships with our partners may not be as successful in generating new customers as we anticipate, which could adversely affect our ability to increase our total customers. Further, these programs could require substantial investment while providing no assurance of return or incremental revenue. We also rely on some of our partners to create integrations with third-party applications and platforms used by our customers, such as the email encryption service provided by our partner ProofPoint. If our partners fail to create such integrations, or if they change the features of their applications or alter the terms governing use of their applications in an adverse manner, demand for our products could decrease, which would harm our business and operating results. If we are unable to maintain our contractual relationships with existing partners or establish new contractual relationships with potential partners, we may not be able to offer the products and related functionality our customers expect, and we may experience delays and increased costs in adding customers and may lose customers. Any ineffectiveness of our partner programs could materially adversely affect our business and results of operations.
Our quarterly and annual operating results may be adversely affected due to a variety of factors, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.
Our quarterly and annual operating results and key metrics have varied from period to period in the past, and may fluctuate in the future as a result of a number of factors, many of which are outside of our control, including:
•our ability to attract new customers and retain existing customers;

•the timing and success of introductions of new products;
•changes in the growth rate of small businesses and ventures;
•changes in renewal rates for our subscriptions and our ability to sell additional products to existing customers;
•refunds to our customers could be higher than expected;
•the timing of revenue recognition relative to the recording of the related expense;
•any negative publicity or other actions which harm our brand;
•the timing of our marketing expenditures;
•the mix of products sold;
•our ability to maintain a high level of personalized Customer Care and resulting customer satisfaction;
•competition in the market for our products;
•our ability to expand internationally;
•changes in foreign currency exchange rates;
•rapid technological change, frequent new product introductions and evolving industry standards;
•our ability to implement new financial and other administrative systems, including our new enterprise resource planning system;
•systems, data center and Internet failures, breaches and service interruptions;
•actions by foreign governments that reduce access to the Internet for their citizens;
•changes in U.S. or foreign regulations, such as the General Data Protection Regulation (GDPR), that could impact one or more of our product offerings or changes to regulatory bodies, such as ICANN, as well as increased regulation by governments or multi-governmental organizations, such as the International Telecommunications Union, a specialized agency of the United Nations or the European Union, that could affect our business and our industry;
•a delay in the authorization of new TLDs by ICANN or our ability to successfully on-board new TLDs which would impact the breadth of our customer offerings;
•shortcomings in, or misinterpretations of, our metrics and data which cause us to fail to anticipate or identify market trends;
•terminations of, disputes with, or material changes to our relationships with third-party partners, including referral sources, product partners and payment processors;
•reductions in the selling prices for our products;
•costs and integration issues associated with our acquisition of HEG and any other acquisitions we may make;
•changes in legislation affecting our collection of indirect taxes both in the U.S. and in foreign jurisdictions;
•increases in rates of failed sales on our aftermarket platform for transactions in which we act as the primary obligor, resulting in higher than expected domain portfolio assets;
•timing of expenses and tax distributions;
•threatened or actual litigation; and
•loss of key employees.
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

We may release guidance in our quarterly earnings conference calls, quarterly earnings releases, or otherwise, based on predictions by management, which are necessarily speculative in nature. Our guidance may vary materially from actual results for a variety of reasons, including that our cash generation may be uneven across quarters. If our revenue, bookings or operating results, or the rate of growth of our revenue, bookings or operating results, fall below the expectations of our investors or financial analysts, or below any forecasts or guidance we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met our own or other publicly stated revenue, bookings or earnings forecasts. Our failure to meet our own or other publicly stated revenue, bookings or earnings forecasts, or even when we meet our own forecasts but fall short of analyst or investor expectations, could cause our stock price to decline and expose us to lawsuits, including securities class action suits. Such litigation could impose substantial costs and divert management's attention and resources.
We have a history of operating losses and may not be able to maintain profitability in the future.
We had net income of $140 million in 2017; however, we had net losses of $22 million and $120 million, in 2016 and 2015, respectively. While we have experienced revenue growth over these same periods, we may not be able to sustain or increase our growth or maintain profitability in the future or on a consistent basis. We have incurred substantial expenses and expended significant resources upfront to market, promote and sell our products. We also expect to continue to invest for future growth. In addition, we expect to continue to incur significant accounting, legal and other expenses as a public company.
As a result of our increased expenditures, we will have to generate and sustain increased revenue to maintain future profitability. Maintaining profitability will require us to ensure revenues continue to increase while managing our cost structure and avoiding significant liabilities. Revenue growth may slow or decline, or we may incur significant losses in the future for a number of possible reasons, including general macroeconomic conditions, increased competition, a decrease in the growth of the markets in which we operate, or if we fail for any reason to continue to capitalize on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed, and our stock price could be volatile or decline.
We may need additional equity, debt or other financing in the future, which we may not be able to obtain on acceptable terms, or at all, and any additional financing may result in restrictions on our operations or substantial dilution to our stockholders.
We may need to raise funds in the future, for example, to develop new technologies, expand our business, respond to competitive pressures and make acquisitions. We may try to raise additional funds through public or private financings, strategic relationships or other arrangements. Although our credit agreements limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and may be amended with the consent of our lenders. Accordingly, under certain circumstances, we may incur substantial additional debt.
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
As described in Note 2 to our consolidated financial statements, we generally recognize revenue from our customers ratably over the respective terms of their subscriptions in accordance with GAAP. Our subscription terms are typically one year, but can range from monthly terms to multi-annual terms of up to 10 years depending on the product. Accordingly, increases in sales during a particular period do not translate into immediate, proportional increases in revenue during such period, and a substantial portion of the revenue we recognize during a quarter is derived from deferred revenue from customer subscriptions we entered into during previous quarters. As a result, our margins may suffer despite substantial sales activity during a particular period, since GAAP does not permit us to recognize all of the revenue from our sales immediately. Conversely, a decline in new or renewed subscriptions in any one quarter may not be reflected in our revenue for that quarter and the existence of substantial deferred revenue may prevent deteriorating sales activity from becoming immediately observable in our consolidated statements of operations. In addition, we may not be able to adjust spending in a timely manner to compensate for any unexpected bookings shortfall, and any significant shortfall in bookings relative to planned expenditures could negatively impact our business and results of operations.
Our failure to properly register or maintain our customers' domain names could subject us to additional expenses, claims of loss or negative publicity that could have a material adverse effect on our business.
System and process failures related to our domain name registration service may result in inaccurate and incomplete information in our domain name database. Despite testing, system and process failures may remain undetected or unknown, which could result in compromised customer data, loss of or delay in revenues, failure to achieve market acceptance, injury to our reputation or increased product costs, any of which could harm our business. Furthermore, the requirements for securing and renewing domain names vary from registry to registry and are subject to change. We cannot guarantee we will be able to readily adopt and comply with the various registry requirements. Our failure or inability to properly register or maintain our customers' domain names, even if we are not at fault, might result in significant expenses and subject us to claims of loss or to negative publicity, which could harm our business, brand and operating results.
We rely heavily on the reliability, security and performance of our internally developed systems and operations. Any difficulties in maintaining these systems may result in damage to our brand, service interruptions, decreased customer service or increased expenditures.
The reliability and continuous availability of the software, hardware and workflow processes underlying our internal systems, networks and infrastructure and the ability to deliver our products are critical to our business. Any interruptions resulting in our inability to timely deliver our products or Customer Care, or materially impacting the efficiency or cost with which we provide our products and Customer Care, would harm our brand, profitability and ability to conduct business. In addition, many of the software and other systems we currently use will need to be enhanced over time or replaced with equivalent commercial products or services, which may not be available on commercially reasonable terms or at all. Enhancing or replacing our systems, networks or infrastructure could entail considerable effort and expense. If we fail to develop and execute reliable policies, procedures and tools to operate our systems, networks or infrastructure, we could face a substantial decrease in workflow efficiency and increased costs, as well as a decline in our revenue.
We rely on a limited number of data centers to deliver most of our products. If we are unable to renew our data center agreements on favorable terms, or at all, our operating margins and profitability could be adversely affected and our business could be harmed.
We own one of our data centers and lease our remaining data center capacity from wholesale providers. We occupy our leased data center capacity pursuant to co-location service agreements with third-party data center facilities, which have built and maintain the co-located data centers for us and other parties. We currently serve all our customers from our GoDaddy-owned, Arizona-based data center as well as domestic and international co-located data center facilities located in Arizona, California, Missouri, Virginia, New York, France, Germany, the Netherlands, Singapore and the United Kingdom. Although we own the servers in these co-located data centers and engineer and architect the systems upon which our platforms run, we do not control the operation of these facilities, and we depend on the operators of these facilities to ensure their proper security and maintenance.
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
The terms of our existing co-located data center agreements vary in length and expire on various dates through 2028. Only some of our agreements with our co-located data centers provide us with options to renew under negotiated terms. We also have agreements with other critical infrastructure vendors which provide all of our facilities, including our data centers, with bandwidth, fiber optics and electrical power. None of these infrastructure vendors are under any obligation to continue to provide these services after the expiration of their respective agreements with us, nor are they obligated to renew the terms of those agreements.
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
The products we offer or develop, including our proprietary technology and technology provided by third parties, could contain undetected defects or errors. For example, in early 2017 we discovered a small number of recently issued SSL certificates failed due to a software bug inadvertently introduced during a routine code change. We revoked the SSL certificates potentially affected by the bug as a precautionary matter, remedied the bug, contacted affected customers, and initiated a new certificate request on their behalf at no additional cost. The performance of our products could have unforeseen or unknown adverse effects on the networks over which they are delivered as well as, more broadly, on Internet users and consumers and third-party applications and services utilizing our solutions. These adverse effects, defects and errors, and other performance problems relating to our products could result in legal claims against us that harm our business and damage our reputation. The occurrence of any of the foregoing could result in compromised customer data, loss of or delay in revenues, an increase in our annual refund rate, which has ranged from 7.2% to 6.5% of total bookings from 2015 to 2017, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation or brand and increased costs. In addition, while our terms of service specifically disclaim certain warranties, and contain limitations on our liability, courts may still hold us liable for such claims if asserted against us.
Privacy concerns relating to our technology could damage our reputation and deter existing and new customers from using our products.
From time to time, concerns have been expressed about whether our products or processes compromise the privacy of customers and others. Concerns about our practices with regard to the collection, use, disclosure or security of personally identifiable information, including payment card information, or other privacy related matters, even if unfounded, could damage our reputation and adversely affect our operating results. As we continue to grow our business organically and through acquisitions, the amount of data we store for our customers and related to our employees on our servers (including personally identifiable information) has been increasing. Any systems failure or compromise of our security resulting in the release of our users' or customers' data could seriously limit the adoption of our product offerings, as well as harm our reputation and brand and, therefore, our business. We expect to continue to expend significant resources to protect against security breaches. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of cloud-based products we offer and operate in more countries.
We are subject to privacy and data protection laws and regulations as well as contractual privacy and data protection obligations. Our failure to comply with these or any future laws, regulations or obligations could subject us to sanctions and damages and could harm our reputation and business.
We are subject to a variety of laws and regulations, including regulation by various federal government agencies, including the Federal Trade Commission (FTC), Federal Communications Commission, and state and local agencies. We collect personally identifiable information, including payment card information, and other data from our current and prospective customers, website users and employees. The U.S. federal and various state and foreign governments have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personally identifiable information of individuals, including payment card information, and the FTC and many state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data. Self-regulatory obligations, other industry standards, policies, and other legal obligations may apply to our collection, distribution, use, security or storage of personally identifiable information or other data relating to individuals, including payment card information. These obligations may be interpreted and applied inconsistently from one jurisdiction to another and may conflict with one another, other regulatory requirements or our internal practices. Any failure or perceived failure by us to comply with U.S., E.U. or other foreign privacy or security laws, policies, industry standards or legal obligations or any security incident resulting in the unauthorized access to, or acquisition, release or transfer of, personally identifiable information or other data relating to our customers, employees and others, including payment card information, may result in governmental enforcement actions, litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.
We expect there will continue to be newly enacted and proposed laws, regulations and industry standards concerning privacy, data protection and information security in the U.S., the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Such laws, regulations, standards and other obligations could impair our ability to, or the manner in which we, collect or use information we utilize to target advertising to our customers, thereby having a negative impact on our ability to maintain and grow our total customers and increase revenue. Future restrictions on the collection, use, sharing or disclosure of our users' data or additional requirements for express or implied consent of users for the use and disclosure of such information could require us to modify our products, possibly in a material manner, and could limit our ability to develop and implement new product features.
In particular, with regard to transfers to the U.S. of personal data (as such term is used in the 1995 EU Data Protection Directive and applicable European Union member state legislation, and as similarly defined under the GDPR and the proposed ePrivacy Regulation) from our employees and European customers and users, we rely upon the U.S.-EU Privacy Shield (a replacement framework for the U.S.-EU Safe Harbor Framework adopted in July 2016), as well as EU Model Clauses in certain circumstances. Both the U.S.-EU Privacy Shield and EU Model Clauses may be subject to legal challenge and may be modified or invalidated, and we may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the European Economic Area (EEA). We may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of EEA residents. The regulatory environment applicable to the handling of EEA residents' personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs, and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.
In addition, several foreign countries and governmental bodies, including the European Union and Canada, have laws and regulations concerning the collection and use of personally identifiable information obtained from their residents, including payment card information, which are often more restrictive than those in the U.S. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personally identifiable information, including payment card information identifying, or which may be used to identify, an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol (IP) addresses. Although we are working to comply with those laws and regulations applicable to us, these and other obligations may be modified and interpreted in different ways by courts, and new laws and regulations may be enacted in the future. Within the EEA, the GDPR will take full effect on May 25, 2018 and, at that time, will supersede the 1995 European Union Data Protection Directive and will be directly applicable across EU member states. The GDPR includes more stringent operational requirements for processors and controllers of personal data, for companies established in the EEA and those outside the EEA that collect and use personal data, including payment card information, imposes significant penalties for non-compliance and has broader extra-territorial effect. As the GDPR is a regulation rather than a directive, it applies throughout EEA, but permits member states to enact supplemental requirements if they so choose. Noncompliance with the GDPR can trigger fines of up to the greater of €20 million or 4% of global annual revenues. Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the United Kingdom has initiated a process to leave the EU. This has created uncertainty with regard to the future regulation of data protection in the United Kingdom.
Any new laws, regulations, other legal obligations or industry standards, or any changed interpretation of existing laws, regulations or other standards may require us to incur additional costs and restrict our business operations. For example, many jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. These mandatory disclosures regarding a security breach could result in negative publicity to us, which may cause our customers to lose confidence in the effectiveness of our data security measures which could impact our operating results.
If our privacy or data security measures fail to comply with current or future laws, regulations, policies, legal obligations or industry standards, we may be subject to litigation, regulatory investigations, fines or other liabilities, as well as negative publicity and a potential loss of business. Moreover, if future laws, regulations, other legal obligations or industry standards, or any changed interpretations of the foregoing, limit our customers' ability to use and share personally identifiable information, including payment card information, or our ability to store, process and share such personally identifiable information or other data, demand for our products could decrease, our costs could increase and our business, operating results and financial condition could be harmed.

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
As of December 31, 2017, we had 230 issued patents in the U.S. covering various aspects of our product offerings. Additionally, as of December 31, 2017, we had 150 pending U.S. patent applications and intend to file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions, and under the laws of certain jurisdictions, patents or others intellectual property may be unavailable or limited in scope. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative processes or litigation. In addition, issuance of a patent does not assure that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.
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
As of December 31, 2017, we had 406 registered trademarks in 63 countries, including the GoDaddy logo and mark in all international markets in which we operate or intend to operate. We have also registered, or applied to register, the trademarks associated with several of our leading brands in the U.S. and in certain other countries. Competitors and others may have adopted, and in the future may adopt, tag lines or service or product names similar to ours, which could impede our ability to build our brands' identities and possibly lead to confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered and common law trademarks or trademarks incorporating variations of the terms or designs of one or more of our trademarks and opposition filings made when we apply to register our trademarks.
From time to time, legal action by us may be necessary to enforce our patents, trademarks and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the intellectual property rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition. If we are unable to protect our intellectual property rights, we may find ourselves at a competitive disadvantage. Any inability on our part to protect adequately our intellectual property may have a material adverse effect on our business, operating results and financial condition.
We may be a party to intellectual property claims and litigation asserted by third parties, and may be subject to additional claims and litigation in the future, which could result in significant costs and substantially harm our business and results of operations.
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
We have in the past, and expect to face in the future, claims and litigation by third parties that we infringe upon or misappropriate their intellectual property rights. Defending patent and other intellectual property claims and litigation is costly and can impose a significant burden on management and employees, and there can be no assurances that favorable final outcomes will be obtained in all cases. In addition, plaintiffs may seek, and we may become subject to, preliminary or provisional rulings in the course of any such litigation, including potential preliminary injunctions requiring us to cease offering certain of our products or features. We may decide to settle such lawsuits and disputes on terms that are unfavorable to us. Similarly, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that may not be reversed upon appeal. The terms of such a settlement or judgment may require us to cease offering certain of our products or features or pay substantial amounts to the other party. In addition, we may have to seek a license to continue practices found to be in violation of a third party's rights, which may not be available on reasonable terms, or at all, and may significantly increase our operating costs and expenses. As a result, we may also be required to develop alternative non-infringing technology or discontinue offering certain products or features. The development of alternative non-infringing technology, products or features could require significant effort and expense or may not be feasible. Our business, financial condition and results of operations could be adversely affected by intellectual property claims or litigation.
We are involved in numerous lawsuits, including putative class action lawsuits, that are expensive and time consuming and could adversely affect our business, financial condition and results of operations.
In addition to intellectual property claims, we are also involved in other types of litigation and claims, including employment, commercial and consumer protection claims. For example, we have faced or continue to face claims related to the Fair Labor Standards Act, the Telephone Consumer Protection Act, the American with Disabilities Act and the Arizona Consumer Fraud Act (and similar state consumer protection statutes). Plaintiffs in such current and future litigation matters often file such lawsuits on behalf of a putative class and typically claim substantial statutory damages and attorneys' fees, and often seek changes to our products, features or business practices. As a result, although the results of any such current or future litigation, regardless of the underlying nature of the claims, cannot be predicted with certainty, the final outcome of any current or future claims or lawsuits we face could adversely affect our business, financial condition and results of operations. Any negative outcome from claims or litigation, including settlements, could result in payments of substantial monetary damages or fines, attorneys' fees or costly and undesirable changes to our products, features or business practices. Further, claims or litigation brought against our customers or business partners may subject us to indemnification obligations or obligations to refund fees to, and adversely affect our relationships with, our customers or business partners. Such indemnification or refund obligations or litigation judgments or settlements that result in the payment of substantial monetary damages, fines and attorneys' fees may not be sufficiently covered by our insurance policies if at all.
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
Although these statutes and case law in the U.S. have generally shielded us from liability for customer activities to date, court rulings in pending or future litigation or future regulatory or legislative amendments may narrow the scope of protection afforded us under these laws. For example, there are currently efforts underway in Congress to amend the CDA in ways that could expose us to an increased risk of litigation, which could have a material adverse effect on our business. Neither the DMCA nor the CDA generally apply to claims of trademark violations, and thus they may be inapplicable to many of the claims asserted against our company. Furthermore, notwithstanding the exculpatory language of these bodies of law, the activities of our customers have resulted in, and may in the future, result in threatened or actual litigation against us. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.
In addition, laws governing these activities are unsettled in many international jurisdictions and it may be difficult or impossible for us to comply with such laws. Also, other existing bodies of law, including the criminal laws of various states, may be deemed to apply or new statutes or regulations may be adopted in the future, any of which could expose us to further liability and increase our costs of doing business.
We may face liability or become involved in disputes over registration and transfer of domain names and control over websites.
As a provider of web-based and cloud-based products, including as a registrar of domain names and related products, we may become aware of disputes over ownership or control of customer accounts, websites or domain names. We could face potential liability for our failure to renew a customer's domain. We could also face potential liability for our role in the wrongful transfer of control or ownership of accounts, websites or domain names. The safeguards and procedures we have adopted may not be successful in insulating us against liability from such claims in the future. In addition, we may face potential liability for other forms of account, website or domain name hijacking, including misappropriation by third parties of our customer accounts, websites or domain names and attempts by third parties to operate accounts, websites or domain names or to extort the customer whose accounts, websites or domain names were misappropriated. Furthermore, we are exposed to potential liability as a result of our domain privacy product, wherein the identity and contact details for the domain name registrant are masked. Although our terms of service reserve our right to take certain steps when domain name disputes arise related to our privacy product, including the removal of our privacy service, the safeguards we have in place may not be sufficient to avoid liability, which could increase our costs of doing business.
Occasionally one of our customers may register a domain name identical, or similar, to a third party's trademark or the name of a living person. These occurrences have in the past and may in the future lead to our involvement in disputes over such domain names. Disputes involving registration or control of domain names are often resolved through the Uniform Domain Name

Dispute Resolution Policy (the UDRP), ICANN's administrative process for domain name dispute resolution, or less frequently through litigation under the ACPA, or under general theories of trademark infringement or dilution. The UDRP generally does not impose liability on registrars, and the ACPA provides that registrars may not be held liable for registration or maintenance of a domain name absent a showing of the registrar's bad faith intent to profit from the trademark at issue. However, we may face liability if we act in bad faith or fail to comply in a timely manner with procedural requirements under these rules, including forfeiture of domain names in connection with UDRP actions. In addition, domain name registration disputes and compliance with the procedures under the ACPA and UDRP typically require at least limited involvement by us and, therefore, increase our cost of doing business. The volume of domain name registration disputes may increase in the future as the overall number of registered domain names increases. Moreover, as the owner or acquiror of domain name portfolios containing domains we provide for resale, we may face liability if one or more domain names in our portfolios are alleged to violate another party's trademark. While we screen the domains we acquire to mitigate the risk of third-party infringement claims, we may inadvertently register or acquire domains that infringe or allegedly infringe third-party rights. Moreover, advertisements displayed on websites associated with domains registered by us may contain allegedly infringing content placed by third parties. We may face liability and increased costs as a result of such third-party infringement claims.
Our use of open source technology could impose limitations on our ability to commercialize our products.
We use open source software in our business, including in our products. It is possible some open source software is governed by licenses containing requirements that we make available source code for modifications or derivative works we create based upon the open source software, and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, if we combine our proprietary software with open source software in certain manners.
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
Our products depend on the ability of our customers to access the Internet. Currently, this access is provided by companies having significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies and government-owned service providers. Some of these providers have the ability to take measures including legal actions, that could degrade, disrupt, or increase the cost of user access to certain of our products by restricting or prohibiting the use of their infrastructure to support our offerings, charging increased fees to our users to provide our offerings, or regulating online speech.  In some jurisdictions, our products and services may be subject to government-initiated restrictions or blockages. Such interference could result in a loss of existing users, advertisers, goodwill, and increased costs, and could impair our ability to attract new users, thereby harming our revenue and growth.  Moreover, the adoption of any laws or regulations adversely affecting the growth, popularity or use of the Internet, including laws impacting Internet neutrality, could decrease the demand for our products and increase our operating costs. The legislative and regulatory landscape regarding the regulation of the Internet and, in particular, Internet neutrality, in the U.S. is subject to uncertainty.
The Federal Communications Commission (FCC) passed Open Internet rules in February 2015, effective in June 2015, generally providing for Internet neutrality with respect to fixed and mobile broadband Internet service. On December 14, 2017, the FCC voted to repeal these Internet neutrality regulations and return to a "light touch" regulatory framework. However, the repeal has not yet taken effect and a number of parties have stated their intent to appeal this order; thus the future impact of such repeal and any changes thereto remains uncertain. Any changes in the legislative and regulatory landscape regarding Internet neutrality, or otherwise regarding the regulation of the Internet, could harm our business. For example, to the extent any laws, regulations or rulings permit Internet service providers to charge some users higher rates than others for the delivery of their content, Internet service providers could attempt to use such law, regulation or ruling to impose higher fees or deliver our content with less speed, reliability or otherwise on a non-neutral basis as compared to other market participants, and our business could be adversely impacted. Internationally, government regulation concerning the Internet, and in particular, network neutrality, may be developing or non-existent. Within such a regulatory environment, we could experience discriminatory or anti-competitive practices impeding both our and our customers' domestic and international growth, increasing our costs or adversely affecting our business.
Our business is exposed to risks associated with credit card and other online payment chargebacks, fraud and new payment methods.
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
Moreover, in the future we may explore accepting various forms of payment that may have higher fees and costs than our current payment methods. If our customers utilize alternative payment methods, our payment costs could increase and our operating results could be adversely impacted.
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
Our future success and ability to innovate depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel or delays in hiring required personnel, may seriously harm our business, financial condition and operating results. Our ability to continue to attract and retain highly skilled personnel, specifically employees with technical and engineering skills and employees with language skills and cultural knowledge of the geographic markets we have recently expanded to or that we intend to expand to in the near future, will be critical to our future success. Competition for highly skilled personnel is frequently intense, particularly in U.S. tech hubs such as the San Francisco Bay area, Seattle and the Boston area. To the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information. We are limited in our ability to recruit global talent by U.S. immigration laws, including those related to H1-B visas. The demand for H-1B visas to fill highly-skilled IT and computer science jobs is greater than the number of H-1B visas available each year; for the U.S. government's 2018 fiscal year, the U.S. issued 85,000 H-1B visas out of 199,000 requests. In addition, the regulatory environment related to immigration under the new presidential administration may increase the likelihood that immigration laws may be modified to further limit the availability of H1-B visas. If a new or revised visa program is implemented, it may impact our ability to recruit, hire and retain qualified skilled personnel, which could adversely impact our business, operating results and financial condition.
We issue equity awards to certain of our employees as part our hiring and retention efforts. As a public company, the ability of our employees to sell their stock received pursuant to equity awards in the public market may lead to a larger than normal turnover rate. In addition, we are required under GAAP to recognize compensation expense in our operating results for employee equity-based compensation under our equity grant programs, which may negatively impact our operating results and may increase the pressure to limit equity-based compensation.
The requirements of being a public company may strain our resources.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), the Sarbanes-Oxley Act and the listing standards of the New York Stock Exchange (the NYSE). We expect the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources. Management's attention may be diverted from other business concerns, which could adversely affect our business and operating results.
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
In our management's report for 2017, we determined our internal control over financial reporting is effective. In addition, our independent registered public accounting firm provided an unqualified attestation report to that effect. In the event that our chief executive officer, chief financial officer, or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404 of the Sarbanes-Oxley Act, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments, thereby causing investor perceptions to be adversely affected and potentially resulting in restatement of our financial statements for prior periods and a decline in the market price of our stock.
In addition, our current internal controls and any new controls we implement may become inadequate because of changes in conditions in our business or information technology systems or changes in the applicable laws, regulations and standards. We have also recently acquired, and may acquire in future, companies that were not subject to the Sarbanes-Oxley regulations and accordingly were not required to establish and maintain an internal control infrastructure meeting the standards promulgated under the Sarbanes-Oxley Act. Any failure to design or operate effective controls, any difficulties encountered in their implementation or improvement, or any failure to implement adequate internal controls for our acquired companies could harm our operating results or cause us to fail to meet our reporting obligations. Not correctly designing controls nor fully recognizing, understanding or testing the state of or changes in our internal control environment could also adversely affect the results of management evaluations and independent registered public accounting firm audits of our internal control over financial reporting, about which we are required to include in our periodic reports filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE in the future.
Economic conditions in the United States and international economies may adversely impact our business and operating results.
General macro economic conditions, such as a recession or economic slowdown in the U.S. or internationally, could adversely affect demand for our products and make it difficult to accurately forecast and plan our future business activities. Spending patterns of small businesses and ventures are difficult to predict and are sensitive to the general economic climate, the economic outlook specific to small businesses and ventures, the then-current level of profitability experienced by these groups and overall consumer confidence. To the extent conditions in the national and global economy change, our business could be harmed as customers may reduce or postpone spending or choose not to purchase or renew subscriptions to our products as they may be considered discretionary by many of our current and potential customers. In particular, the United Kingdom held a referendum in June 2016 in which voters approved an exit from the EU, commonly referred to as "Brexit." In March 2017, the United Kingdom notified the EU of its intention to exit as provided in Article 50 of the Treaty on European Union. The terms of the withdrawal are subject to negotiation and it is unclear what economic impact Brexit will have. It is possible the level of economic activity in this region will be adversely impacted, which could adversely affect our operating results. Uncertain and adverse economic conditions may also lead to a decline in the ability of our customers to use or access credit, including through credit cards, as well as increased refunds and chargebacks, any of which could adversely affect our business. In addition, changing economic conditions may also adversely affect third parties with which we have entered into relationships and upon which we depend in order to grow our business. As a result, we may be unable to continue to grow in the event of future economic slowdowns.
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
We employ a number of screening and other remedial measures designed to prevent users in embargoed countries and prohibited persons from purchasing or accessing our products or services. Even though we take precautions to prevent transactions with U.S. sanctions targets, there is risk that in the future we could provide our products to such targets despite such precautions. Changes in the list of embargoed countries and regions or prohibited persons may require us to modify these procedures in order to comply with governmental regulations. Our failure to screen customers properly could result in negative consequences to us, including government investigations, penalties and reputational harm.

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
We operate in areas of the world in which corruption by government officials exists to some degree and, in certain circumstances, compliance with anti-bribery and anti-corruption laws may conflict with local customs and practices. We operate in several countries and sell our products to customers around the world, which results in varied and potentially conflicting compliance obligations. In addition, changes in laws could result in increased regulatory requirements and compliance costs which could adversely affect our business, financial condition and results of operations. While we are committed to complying, and training our employees to comply, with all applicable anti-bribery and anti-corruption laws, we cannot assure our employees or other agents will not engage in prohibited conduct and render us responsible under the FCPA or the U.K. Bribery Act.
If we are found to be in violation of the FCPA, the U.K. Bribery Act or other anti-bribery and anti-corruption laws (either due to acts or inadvertence of our employees, or due to the acts or inadvertence of others), we could suffer criminal or civil penalties or other sanctions, which could have a material adverse effect on our business. Any violation of the FCPA or other applicable anti-corruption or anti-bribery laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracts, which could have a material and adverse effect on our reputation, business, operating results and growth prospects. In addition, responding to any enforcement action may result in a materially significant diversion of management's attention and resources and significant defense costs and other professional fees.
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
We are subject to income taxes in the U.S. and various foreign jurisdictions, and our domestic and international tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
•changes in the valuation of our deferred tax assets (DTAs) and liabilities (DTLs);
•expected timing and amount of the release of any tax valuation allowances;
•expiration of, or detrimental changes in, research and development tax credit laws;
•tax effects of equity-based compensation;
•costs related to intercompany restructurings;
•changes in tax laws, regulations or interpretations thereof; or
•future earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated earnings in countries where we have higher statutory tax rates.
In addition, we may be subject to audits of our income, sales and other transaction taxes by federal and state and foreign tax authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.

In December 2017, the Tax Cuts and Jobs Act (TJCA) was enacted, making many significant changes to U.S. tax laws. The consequences of these changes, including whether and how state, local and foreign jurisdictions will react to such changes, have not yet been fully determined. Changes in corporate tax rates, the realizability of the net DTAs relating to our U.S. operations, the taxation of foreign earnings and the deductibility of expenses contained in the TJCA or other tax reform legislation could have a material impact on the value of our DTAs, could result in significant one-time charges and could increase our future U.S. tax expense. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. The foregoing items could have an adverse effect on our operating results, cash flow or financial condition.
Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events and to interruption by man-made events such as terrorism.
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
Additionally, we continue to face the possibility that:
•the new structure and accountability mechanisms contained in ICANN's new bylaws are not fully tested, which may result in ICANN not being accountable to its stakeholders and unable to make, implement or enforce its policies;
•the U.S. or another government or intergovernmental organization may reassess ICANN's role in overseeing the domain name registration market;
•the Internet community, the U.S. government or other governments may (i) refuse to recognize ICANN's authority or support its policies, (ii) attempt to exert pressure on ICANN, or (iii) enact laws in conflict with ICANN's policies, each of which could create instability in the domain name registration system;
•governments, via ICANN's Governmental Advisory Committee (GAC), may seek greater influence over ICANN policies and contracts with registrars and may advocate changes that may adversely affect our business;
•some of ICANN's policies and practices, such as ICANN's position on privacy and proxy domain name registrations, and the policies and practices adopted by registries and registrars, could be found to conflict with the laws of one or more jurisdictions, or could be materially changed in a way that negatively impacts the sale of our products;
•the terms of the Registrar Accreditation Agreement (the RAA) under which we are accredited as a registrar, could change in ways that are disadvantageous to us or under certain circumstances could be terminated by ICANN, thereby preventing us from operating our registrar service, or ICANN could adopt unilateral changes to the RAA that are unfavorable to us, that are inconsistent with our current or future plans, or that affect our competitive position;

•International regulatory or governing bodies, such as the International Telecommunications Union, a specialized agency of the United Nations, or the European Union, may gain increased influence over the management and regulation of the domain name registration system, leading to increased regulation in areas such as taxation, privacy and the monitoring of our customers' hosted content;
•ICANN or any third-party registries may implement policy changes impacting our ability to run our current business practices throughout the various stages of the lifecycle of a domain name;
•the U.S. Congress or other legislative bodies in the U.S. could take action unfavorable to us or influencing customers to move their business from our products to those located outside the U.S.;
•ICANN could fail to maintain its role, potentially resulting in instability in DNS services administration;
•some governments and governmental authorities outside the U.S. have in the past disagreed, and may in the future disagree, with the actions, policies or programs of ICANN and registries relating to the DNS, which could fragment the single, unitary Internet into a loosely-connected group of one or more networks, each with different rules, policies and operating protocols; and
•multi-party review panels established by ICANN's new bylaws may take positions unfavorable to our business.
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
In addition, the requirements of the GDPR are known to be in conflict with ICANN's policies and contracts related to how registrars collect, transmit and publish the personal information of domain name registrants in publicly accessible WHOIS directories. We are working with ICANN and our industry counterparts to reconcile these differences. If ICANN is unable or unwilling to harmonize these policies and contracts with the GDPR, our efforts to comply with the GDPR may cause us to violate our existing ICANN contractual obligations. The result is we could experience difficulties in selling domain names and keeping our existing customer domain names under management if we are unable to reach an amicable contractual solution with ICANN, which could have a material adverse effect on our operations and revenue.
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
Each registry typically imposes a fee in association with the registration of each domain name. For example, VeriSign, Inc. (VeriSign), the registry for .com and .net, has a current list price of $7.85 annually for each .com registration, and ICANN currently charges $0.18 annually for most domain names registered in the gTLDs falling within its purview. The fee charged by VeriSign for each .com registration increased from $6.86 per year to $7.34 per year in July 2010 and increased again to $7.85 per year in January 2012. In 2016, VeriSign and ICANN agreed VeriSign will continue to be the exclusive registry for the .com gTLD through November 2024. As part of this agreement, the current list price of $7.85 annually for each .com registration will remain in place, unless VeriSign can demonstrate to the U.S. Department of Commerce that technology changes or market conditions no longer warrant pricing restrictions. If efforts to remove these pricing restrictions were successful, costs to our customers could be higher, which may have an adverse impact on our results of operations.
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
We are a holding company and have no material assets other than our ownership of limited liability company units of Desert Newco (LLC Units). We have no independent means of generating revenue or cash flows. We intend to cause Desert Newco to make distributions to us, as its managing member, in an amount sufficient to cover all expenses, applicable taxes payable and dividends, if any, declared by our board of directors. To the extent we need funds and Desert Newco is restricted from making such distributions under applicable law or regulation or under any present or future debt covenants or is otherwise unable to provide such funds, it could materially adversely affect our business, financial condition, results of operations and cash flows.
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
Any exchanges of LLC Units (together with the corresponding shares of Class B common stock) for shares of our Class A common stock or cash are expected to produce favorable tax attributes for us. When we acquire LLC Units from our pre-IPO owners through these exchanges, both the existing tax basis and anticipated tax basis adjustments are likely to increase (for tax purposes) our depreciation and amortization deductions and therefore reduce the amount of income tax we would be required to pay in the future in the absence of this existing and increased basis. This existing and increased tax basis may also decrease gain (or increase loss) on future dispositions of certain assets to the extent the tax basis is allocated to those assets. In addition, certain acquired net operating losses (NOLs) and other tax attributes are available to us as a result of the pre-IPO organizational transactions. Under the TRAs, we generally expect to retain the benefit of approximately 15% of the applicable tax savings after our payment obligations below are taken into account.
We are a party to five TRAs with our pre-IPO owners. Under four of these agreements, we are generally required to pay to certain pre-IPO owners, in the aggregate, approximately 85% of the amount of savings, if any, in U.S. federal, state and local income tax we are deemed to realize (using the actual applicable U.S. federal income tax rate and an assumed combined state and local income tax rate) as a result of (1) any existing tax attributes of LLC Units acquired in the pre-IPO organizational transactions, the benefit of which is allocable to us as a result of such transactions (including the allocable share of Desert Newco's existing tax basis in its assets), (2) NOLs available as a result of such transactions and (3) tax benefits related to imputed interest.
Under the fifth of these agreements, we are generally required to pay to certain pre-IPO owners approximately 85% of the applicable savings, if any, in U.S. federal, state and local income tax we are deemed to realize (using the actual applicable U.S. federal income tax rate and an assumed combined state and local income tax rate) as a result of (1) any step-up in tax basis created as a result of exchanges of their LLC Units for shares of our Class A common stock or cash, (2) any existing tax attributes associated with their LLC Units, the benefit of which is allocable to us as a result of such exchanges (including the allocable share of Desert Newco's existing tax basis in its assets), (3) tax benefits related to imputed interest and (4) payments under the TRA.
The TRAs allow our pre-IPO owners to transfer their rights under the TRAs to third parties, who would then succeed to the rights of our pre-IPO owners under the TRAs. In the event of such a transfer, we would be required to make the payments described above to the new TRA parties in accordance with the terms of the TRAs.
As of December 31, 2017, we have recorded a liability under the TRAs of $153.0 million payable to certain pre-IPO owners. This is the amount of liability we currently deem probable and estimable, which takes into account limitations on the use of the favorable tax attributes due to limitations of taxable income. Because we anticipate these favorable tax attributes being greater than our taxable income, the excess deductions allocated to us will increase the amount of our NOL carryforwards. We have determined it is more-likely-than- not we will be unable to utilize all of our DTAs subject to the TRAs; therefore, we have not recorded a liability under the TRAs related to the tax savings we may realize from the utilization of NOL carryforwards and the amortization related to basis adjustments under Code Section 754 created by exchanges of LLC Units. If utilization of these DTAs becomes more-likely-than-not in the future, at such time, we will record liabilities under the TRAs of up to an additional $559.5 million as a result of basis adjustments under Code Section 754 and up to an additional $224.4 million related to the utilization of NOL and credit carryforwards, which will be recorded through charges to our statements of operations. However, if these tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRAs. In this scenario, the reduction of the liability under the TRAs would result in a benefit to our statements of operations. These potential additional liabilities were calculated considering the U.S. federal corporate tax rate reduction enacted in December 2017 as part of the TCJA, as discussed in Note 14 to our consolidated financial statements.

The payment obligations under the TRAs are obligations of GoDaddy Inc., and we expect the payments we are required to make under the TRAs will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits subject to the TRAs, we expect the tax savings associated with (1) the pre-IPO organizational transactions and (2) future exchanges of LLC Units (together with the corresponding shares of Class B common stock) as described above would aggregate to approximately $1.9 billion over 15 years, based on the December 29, 2017 closing price of $50.28 per share of our Class A common stock and assuming all exchanges occurred on the last day of 2017. Under such scenario, we would be required to pay the other parties to the TRAs approximately 85% of such amount, or approximately $1.6 billion, over such 15 year period. The actual amounts will materially differ from these hypothetical amounts, as the potential future tax savings we will be deemed to realize, and TRA payments to be made by us, will be calculated based in part on the market value of our Class A common stock at the time of exchange and the prevailing applicable U.S. federal tax rate (plus the assumed combined state and local tax rate) applicable to us over the life of the TRAs and will be dependent on our generating sufficient future taxable income to realize the benefit. Payments under the TRAs are not conditioned on Desert Newco's pre-IPO owners' continued ownership of LLC Units. These hypothetical amounts were calculated considering the U.S. federal corporate tax rate reduction enacted in December 2017 as part of the TCJA, as discussed in Note 14 to our consolidated financial statements.
The actual existing tax basis and increase in tax basis, as well as the amount and timing of any payments under the TRAs, will vary depending upon a number of factors, including the timing of exchanges by the holders of LLC Units, the price of our Class A common stock at the time of the exchange, whether such exchanges are taxable, the amount and timing of the taxable income we generate in the future, the U.S. federal tax rate then applicable and the portion of our payments under the TRAs constituting imputed interest. Payments under the TRAs are expected to give rise to certain additional tax benefits attributable to either further increases in basis or in the form of deductions for imputed interest, depending on the TRA and the circumstances. Any such benefits are covered by the TRAs and will increase the amounts due thereunder. In addition, the TRAs will provide for interest, at a rate equal to one year LIBOR plus 100 basis points, accrued from the due date (without extensions) of the corresponding tax return to the date of payment specified by the TRAs. Under the TRAs, to avoid interest charges, we have the right, but not the obligation, to make TRA payments in advance of the date the payments are otherwise due.
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
Our pre-IPO owners continue to have significant influence over our company, and their interests may differ from those of our public stockholders.
As of December 31, 2017, funds affiliated with the Sponsors as well as Bob Parsons controlled approximately 28% of the combined voting power of our Class A and Class B common stock. In 2017, we ceased to be a controlled company within the meaning of the NYSE listing standards and are now required to comply with additional NYSE corporate governance standards, including: that a majority of our board of directors consists of "independent directors," as defined under the rules of the NYSE; that the compensation of our executive officers be determined, or recommended to the board of directors for determination, by majority vote of the independent directors or by a compensation committee comprised solely of independent directors; and that director nominees be selected, or recommended to the board of directors for selection, by majority vote of the independent directors or by a nomination committee comprised solely of independent directors.
A majority of our board currently consists of "independent directors" as defined by the NYSE, and we have a fully independent compensation committee. We have taken advantage of phase-in provisions permitting our nominating and corporate governance committee not to consist of a majority of independent directors during the year following loss of controlled company status. We intend to have a fully independent nominating and corporate governance committee within that time period.
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
As a result, based on their ownership of our voting stock and the approval rights in the stockholder agreement, such affiliated owners have the ability to nominate five members of our board of directors, and thereby to exercise significant influence over our management and affairs. In addition, they are able to significantly influence the outcome of all matters requiring stockholder approval, including mergers and other material transactions, and are able to significantly influence a change in the composition of our board of directors or prevent a change in control of our company that could deprive our stockholders of an opportunity to receive a premium for their Class A common stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.
As of December 31, 2017, the Continuing LLC Owners owned approximately 21% of the outstanding LLC Units. Because they hold their ownership interest in our business through Desert Newco, rather than through the public company, the Continuing LLC Owners may have conflicting interests with our public stockholders. For example, the Continuing LLC Owners may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the TRAs, and whether and when GoDaddy Inc. should terminate the TRAs and accelerate its obligations thereunder; provided that any decision to terminate the TRAs and accelerate the obligation thereunder would also require the approval of a majority of the directors of GoDaddy Inc., other than directors designated or nominated by stockholders affiliated with the Sponsors or Bob Parsons. In addition, the structuring of future transactions may take into consideration these Continuing LLC Owners' tax or other considerations even where no similar benefit would accrue to us.
Further, our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, the doctrine of corporate opportunity will not apply to the Sponsors, Bob Parsons or their respective affiliates, the directors they nominate or our other non-employee directors in a manner that would prohibit them from investing in competing businesses or doing business with our partners or customers.
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
Our substantial indebtedness could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry, divert our cash flow from operations for debt payments and prevent us from meeting our debt obligations.
As of December 31, 2017, our total indebtedness was approximately $2.5 billion. In February 2017, we amended our credit facility to provide for: (i) the refinancing of our existing $1,072.5 million seven-year term loan (the Refinanced Term Loan), (ii) a second $1,425.0 million tranche (the Acquisition Term Loan), which we drew down upon on April 3, 2017 to provide a portion of the financing for our acquisition of HEG, and (iii) the refinancing of our existing $150.0 million five-year revolving credit facility, which increased to $200.0 million upon the closing of our acquisition of HEG (the Refinanced Revolving Credit Loan). In November 2017, we further amended our credit facility to refinance the term loans at a lower interest rate margin. All other terms, including the maturity date of February 15, 2024, were unchanged by this refinancing.

Our substantial indebtedness could have a material adverse effect on our business and financial condition, including:
•requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and pursue future business opportunities;
•increasing our vulnerability to adverse economic, industry or competitive developments;
•exposing us to increased interest expense, as our degree of leverage may cause the interest rates of any future indebtedness, whether fixed or floating rate interest, to be higher than they would be otherwise;
•exposing us to the risk of increased interest rates because certain of our indebtedness bears interest at variable rates;
•creating a risk of foreclosure if we default on our debt and are unable to pay any accelerated obligations;
•making it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants, could result in an event of default accelerating our obligation to repay indebtedness;
•restricting us from making strategic acquisitions;
•limiting our ability to obtain additional financing for working capital, capital expenditures, product development, satisfaction of debt service requirements, acquisitions and general corporate or other purposes; and
•limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who may be better positioned to take advantage of opportunities our leverage prevents us from exploiting.
We may incur significant additional indebtedness in the future. Although the credit agreement governing substantially all of our indebtedness contain restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions. Additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us from incurring obligations, such as trade payables. To the extent we incur additional indebtedness, the substantial leverage risks described above would be exacerbated.
Certain of our debt agreements impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities.
The credit agreement governing our credit facility imposes significant operating and financial restrictions on us. These restrictions limit the ability of our subsidiaries, and effectively place restrictions on our ability to, among other things:
•incur or guarantee additional debt or issue disqualified equity interests;
•pay dividends and make other distributions on, or redeem or repurchase, capital stock;
•make certain investments;
•incur certain liens;
•enter into transactions with affiliates;
•merge or consolidate;
•enter into agreements restricting the ability of restricted subsidiaries to make certain intercompany dividends, distributions, payments or transfers; and
•transfer or sell assets.
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
Our amended and restated certificate of incorporation and amended and restated bylaws provide for, among other things:
•a classified board of directors with staggered three year terms;
•the ability of our board of directors to issue one or more series of preferred stock with voting or other rights or preferences that could have the effect of impeding the success of an attempt to acquire us or otherwise effect a change in control;
•advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at stockholder meetings;
•certain limitations on convening special stockholder meetings; and
•certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws that may be amended only by the affirmative vote of the holders of at least two-thirds in voting power of all outstanding shares of our stock entitled to vote thereon, voting together as a single class, if affiliates of KKR and Silver Lake collectively own less than 40% in voting power of our stock entitled to vote generally in the election of directors.
In addition, while we have opted out of Section 203 of the Delaware General Corporation Law (the DGCL), our amended and restated certificate of incorporation contains similar provisions providing that we may not engage in certain business combinations with any interested stockholder for a three year period following the time the stockholder became an interested stockholder, unless:
•prior to such time, our board of directors approved either the business combination or the transaction resulting in the stockholder becoming an interested stockholder;
•upon consummation of the transaction resulting in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the votes of our voting stock outstanding at the time the transaction commenced, excluding certain shares; or
•at or subsequent to that time, the business combination is approved by our board of directors and by the affirmative vote of holders of at least two-thirds of the votes of our outstanding voting stock not owned by the interested stockholder.
Generally, a business combination includes a merger, asset or stock sale or other transaction resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, an interested stockholder is a person who, together with that person's affiliates and associates, owns, or within the previous three years owned, 15% or more of the votes of our outstanding voting stock. For purposes of this provision, voting stock means any class or series of stock entitled to vote generally in the election of directors. Our amended and restated certificate of incorporation provides that KKR, Silver Lake, Bob Parsons, their respective affiliates and any of their respective direct or indirect designated transferees (other than in certain market transfers and gifts) and any group of which such persons are a party do not constitute interested stockholders for purposes of this provision.
Under certain circumstances, this provision will make it more difficult for a person who would be an interested stockholder to effect various business combinations with our company for a three year period. This provision may encourage companies interested in acquiring us to negotiate in advance with our board of directors because the stockholder approval requirement would be avoided if our board of directors approves either the business combination or the transaction resulting in the stockholder becoming an interested stockholder. These provisions also may have the effect of preventing changes in our board of directors and may make it more difficult to accomplish transactions stockholders may otherwise deem to be in their best interests.
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
Technology stocks have historically experienced high levels of volatility. The trading price of our Class A common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Since shares of our Class A common stock were sold in our initial public offering (IPO) in April 2015 at a price of $20.00 per share, the reported high and low sales prices of our Class A common stock have ranged from $23.59 to $61.77 per share through February 23, 2018. Factors that may cause the market price of our Class A common stock to fluctuate include:
•price and volume fluctuations in the overall stock market from time to time;
•significant volatility in the market price and trading volume of technology companies in general, and of companies in our industry;
•actual or anticipated changes in our results of operations or fluctuations in our operating results;
•whether our operating results meet the expectations of securities analysts or investors;
•changes in the expectations of investors or securities analysts;
•actual or anticipated developments in our competitors' businesses or the competitive landscape generally;
•litigation involving us, our industry or both;
•regulatory developments in the U.S., foreign countries or both;
•general economic conditions and trends;
•major catastrophic events;
•sales of large blocks of our stock; or
•departures of key personnel.
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
Pursuant to the stockholder agreement, each of the Sponsors and Bob Parsons have agreed, subject to certain limited exceptions, not to transfer, sell, exchange, assign, pledge, hypothecate, convey or otherwise dispose of or encumber any shares of our Class A common stock (including shares of Class A common stock issuable upon the exchange of LLC Units) during the three-year period following our IPO without the consent of each of KKR and Silver Lake, for so long as each of KKR and Silver Lake is entitled to nominate at least one director to our board of directors. If these additional shares are sold, or if it is perceived they will be sold, in the public market, the trading price of shares of our Class A common stock could decline. This restriction on transfer will terminate on April 7, 2018.

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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties.
Our corporate headquarters are located in Scottsdale, Arizona and consist of approximately 153,000 square feet of owned office space. We also own our offices in Hiawatha, Iowa, which consist of approximately 75,000 square feet used primarily for Customer Care and product development. We lease additional Customer Care centers and offices located throughout the U.S. as well as internationally in Australia, Bulgaria, Colombia, China, Germany, India, Mexico, the Philippines, Romania, Serbia, Spain and the United Kingdom.
We provide our cloud-based products via a network of data centers including (i) an approximately 320,000 square foot data center we own and operate in Phoenix, Arizona; (ii) co-located data centers located throughout the U.S. in Arizona, California, Missouri, Virginia and New York; and (iii) co-located data centers located internationally in France, Germany, the Netherlands, Singapore and the United Kingdom. Our data center leases expire on various dates through 2028.
We believe our existing facilities are sufficient for our current needs. In the future, we may need to add new facilities and expand our existing facilities as we increase our employee base, grow our infrastructure, further expand our international operations and evolve our business. We believe suitable additional or substitute space will be available on commercially reasonable terms to meet our future needs.
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

Part II.
Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock has traded on the NYSE under the symbol "GDDY" since April 1, 2015. Prior to that date, there was no public market for our Class A common stock. The following table sets forth, for the period indicated, the range of high and low sales prices per share of our Class A common stock, as reported by the NYSE.

	2017		2016
	High ($)	Low ($)	High ($)	Low ($)

First quarter	38.00	34.40	33.23	23.88
Second quarter	44.22	36.02	33.58	28.11
Third quarter	45.37	40.78	35.53	28.13
Fourth quarter	51.35	43.12	37.40	31.63
The closing sales price of our Class A common stock, as reported by the NYSE, on February 23, 2018 was $61.48 per share.
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
The graph set forth below compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the Standard & Poor's 500 Index (the S&P 500) and the Dow Jones Internet Composite Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on April 1, 2015, the date our Class A common stock began trading on the NYSE, with relative performance is tracked through December 31, 2017. The returns shown are based on historical results and are not intended to suggest future performance.

Holders of Record
As of December 31, 2017, there were 11 holders of record of our Class A common stock, although we believe there are a significantly larger number of beneficial owners of our Class A common stock because many shares are held by brokers and other institutions on behalf of stockholders.
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
We were incorporated in May 2014 and, pursuant to the organizational transactions described in Note 6 to our consolidated financial statements, became a holding company whose principal asset is a controlling equity interest in Desert Newco. As the sole managing member of Desert Newco, we operate and control the business and affairs of Desert Newco and its subsidiaries. As a result, we consolidate Desert Newco's financial results and report non-controlling interests related to the portion of Desert Newco not owned by us. Because the pre-IPO organizational transactions were considered transactions between entities under common control, the financial statements for periods prior to our April 2015 IPO have been adjusted to combine the previously separate entities for presentation purposes.
The consolidated statements of operations data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheets data as of December 31, 2017 and 2016 are derived from our audited consolidated financial statements and the related notes appearing in "Financial Statements and Supplementary Data." The consolidated statements of operations data for the years ended December 31, 2014 and 2013, and the consolidated balance sheets data as of December 31, 2015, 2014 and 2013 are derived from our audited consolidated financial statements not included in this Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2017	2016	2015	2014	2013

Consolidated Statements of Operations Data:	(in millions, except shares in thousands and per share amounts)
Total revenue	$2,231.9	$1,847.9	$1,607.3	$1,387.3	$1,130.8
Costs and operating expenses: (1)
Cost of revenue (excluding depreciation and amortization)	775.5	657.8	565.9	518.4	473.9
Technology and development	355.8	287.8	270.2	250.8	206.0
Marketing and advertising	253.2	228.8	202.2	164.7	145.5
Customer care	292.3	242.1	221.5	190.5	150.9
General and administrative	282.4	221.2	219.7	172.0	145.8
Depreciation and amortization	205.8	160.1	158.8	152.8	140.6
Total costs and operating expenses	2,165.0	1,797.8	1,638.3	1,449.2	1,262.7
Operating income (loss)	66.9	50.1	(31.0)	(61.9)	(131.9)
Interest expense	(83.0)	(57.2)	(69.2)	(85.0)	(71.0)
Loss on debt extinguishment	(7.3)	—	(21.4)	—	—
Tax receivable agreements liability adjustment	123.2	(12.5)	—	—	—
Other income (expense), net	7.0	(1.9)	1.0	0.8	1.9
Income (loss) from continuing operations before income taxes	106.8	(21.5)	(120.6)	(146.1)	(201.0)
Benefit (provision) for income taxes	18.9	(0.4)	0.2	2.8	1.1
Income (loss) from continuing operations	125.7	(21.9)	(120.4)	(143.3)	(199.9)
Income from discontinued operations, net of income taxes (includes $33.2 gain on disposal, net of tax)	14.1	—	—	—	—
Net income (loss)	139.8	(21.9)	(120.4)	(143.3)	(199.9)
Less: net income (loss) attributable to non-controlling interests	3.4	(5.4)	(44.8)	—	—
Net income (loss) attributable to GoDaddy Inc.	$136.4	$(16.5)	$(75.6)	$(143.3)	$(199.9)
Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock—basic(2):
Continuing operations	$1.17	$(0.21)	$(0.81)	$(1.11)	$(1.58)
Discontinued operations	0.08	—	—	—	—
Net income (loss) attributable to GoDaddy Inc.	$1.25	$(0.21)	$(0.81)	$(1.11)	$(1.58)
Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock—diluted(2):
Continuing operations	$0.71	$(0.21)	$(0.81)	$(1.11)	$(1.58)
Discontinued operations	0.08	—	—	—	—
Net income (loss) attributable to GoDaddy Inc.	$0.79	$(0.21)	$(0.81)	$(1.11)	$(1.58)
Weighted-average shares of Class A common stock outstanding(2):
Basic	108,779	79,835	58,676	38,826	38,826
Diluted	177,054	79,835	58,676	38,826	38,826

(1)	Costs and operating expenses include equity-based compensation expense as follows:

Technology and development	$37.1	$23.2	$18.2	$10.4	$4.7
Marketing and advertising	7.3	8.1	6.1	6.1	2.6
Customer care	3.6	3.9	2.9	0.8	0.6
General and administrative	28.4	21.6	13.2	12.8	8.5

(2)
Amounts for periods prior to our IPO have been retrospectively adjusted to give effect to the pre-IPO organizational transactions described in Note 6 to our consolidated financial statements. The prior period amounts do not consider the 26,000 shares of Class A common stock sold in our IPO. See Note 16 to our consolidated financial statements.

	December 31,
	2017	2016	2015	2014	2013

Consolidated Balance Sheets Data:	(in millions)
Cash and cash equivalents	$582.7	$566.1	$348.0	$139.0	$95.4
Prepaid domain name registry fees	532.3	479.1	456.3	425.6	404.1
Property and equipment, net	297.9	231.0	225.0	220.9	183.2
Total assets	5,738.3	3,786.9	3,498.8	3,260.7	3,208.1
Deferred revenue	1,861.6	1,576.2	1,416.2	1,250.6	1,086.2
Total debt(1)	2,482.3	1,072.5	1,083.5	1,469.5	1,132.9
Total liabilities	5,191.8	3,072.7	2,817.8	2,850.3	2,337.6

(1)	Total debt includes long-term debt, unamortized original issue discount and unamortized debt issuance costs.
Key Metrics
In addition to our results determined in accordance with GAAP, we believe the following operating metrics are useful as supplements in evaluating our ongoing operational performance and help provide an enhanced understanding of our business.

	Year Ended December 31,
	2017	2016	2015	2014	2013

	(unaudited)
Total bookings (in millions)	$2,618.2	$2,155.5	$1,914.2	$1,675.2	$1,397.9
Total customers at period end (in thousands)	17,339	14,740	13,774	12,709	11,584
Average revenue per user	$139	$130	$121	$114	$104
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
Reconciliation of Bookings
The following table reconciles total bookings to total revenue, its most directly comparable GAAP financial measure.

	Year Ended December 31,
	2017	2016	2015	2014	2013

Total Bookings:	(unaudited; in millions)
Total revenue	$2,231.9	$1,847.9	$1,607.3	$1,387.3	$1,130.8
Change in deferred revenue (1)	214.4	163.5	165.9	166.4	169.1
Net refunds	170.0	141.9	137.8	116.2	96.1
Other	1.9	2.2	3.2	5.3	1.9
Total bookings	$2,618.2	$2,155.5	$1,914.2	$1,675.2	$1,397.9

(1)	Change in deferred revenue also includes the impact of realized gains or losses from the hedging of bookings in foreign currencies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included in "Financial Statements and Supplementary Data." Some of the information contained in this discussion and analysis, including information with respect to our plans and strategies for our business, includes forward-looking statements involving significant risks and uncertainties. As a result of many factors, such as those set forth in "Risk Factors," our actual results may differ materially from the results described in, or implied by, these forward-looking statements.
(Throughout this discussion and analysis, dollars are in millions, excluding ARPU or unless otherwise noted.)
Overview
We are the global market leader in domain registration. Securing a domain is a necessary first step to creating a digital identity and our domain products often serve as the starting point in our customer relationships. As of December 31, 2017, approximately 92% of our customers had purchased a domain from us and we had approximately 75.0 million domains under management. Based on information reported in VeriSign's Domain Name Industry Brief, we had over 22% of the world's domains registered as of December 31, 2017.
We also offer hosting, presence and business applications products and services enhancing our value proposition to our customers by enabling them to create, manage and syndicate their, or their customers', digital identities. While these products are often purchased in conjunction with, or subsequent to, an initial domain registration, they are also frequently the starting points in our customer relationships. As we have grown, our hosting, presence and business applications products have become increasingly important parts of our business, constituting nearly 53% of total revenue in 2017.
Financial Highlights
Below are our key financial highlights for 2017, with comparisons to 2016.

•	Total revenue of $2,231.9 million, an increase of 20.8%.

•	International revenue of $727.4 million, an increase of 46.1%.

•	Total bookings(1) of $2,618.2 million, an increase of 21.5%.

•	Net income of $139.8 million.

•	Total customers increased 17.6% to 17.3 million.

•	ARPU increased 7.4% to $139.

•	Net cash provided by operating activities of $475.6 million, an increase of 23.1%.
(1) A reconciliation of total bookings to total revenue, its most directly comparable GAAP financial measure, is set forth in "Selected Financial Data—Reconciliation of Bookings."

Our Financial Model
We have developed a stable and predictable business model driven by efficient customer acquisition, high customer retention rates and increasing lifetime spend. We grew our total customers from 13.8 million as of December 31, 2015 to 17.3 million as of December 31, 2017, primarily through a combination of our industry leading products built on a single cloud platform, brand advertising, direct marketing efforts, customer referrals and world-class customer care. We also added approximately 1.6 million customers from our acquisition of HEG in April 2017. In each of the five years ended December 31, 2017, our customer retention rate exceeded 85% and our retention rate for customers who had been with us for over three years was approximately 91%. We believe the breadth and depth of our product offerings and the high quality and responsiveness of our Customer Care team build strong relationships with our customers and are key to our high level of customer retention.
We generate bookings and revenue from sales of product subscriptions, including domain products, hosting and presence offerings and business applications, as described below. We offer our product subscriptions on a variety of terms, which are typically one year, but can range from monthly to multi-annual terms of up to ten years depending on the product. We monitor total bookings as we typically collect payment at the time of sale and recognize revenue ratably over the term of our customer contracts. Accordingly, we believe total bookings is an indicator of the expected growth in our revenue and the operating performance of our business. See "Selected Financial Data—Reconciliation of Bookings" for a reconciliation of total revenue to total bookings.
Domains. We generated 47% of our 2017 total revenue from the sale of domain products, primarily from domain registrations and renewals, domain add-ons such as privacy and aftermarket sales. Total revenue from domain products grew at a CAGR of 11.5% over the three years ended December 31, 2017.
Hosting and Presence. We generated 38% of our 2017 total revenue from the sale of hosting and presence products, primarily from a variety of website hosting offerings, website builder products, security products and e-commerce products. These products generally have higher margins than conventional domain registrations. Total revenue from hosting and presence products grew at a CAGR of 18.6% over the three years ended December 31, 2017.
Business Applications. We generated 15% of our 2017 total revenue from the sale of business applications products, primarily from productivity tools such as domain-specific email accounts, which generally also have higher margins than conventional domain registrations. Total revenue from business applications products grew at a CAGR of 41.2% over the three years ended December 31, 2017.
Revenue derived from each of our product categories has increased in each of the last three years ended December 31, 2017, with our hosting, presence and business applications products growing faster in recent periods. This mix shift has favorably impacted our margins.
In each of the five years ended December 31, 2017, greater than 85% of our total revenue, excluding the impact of purchase accounting, was generated by customers who were also customers in the prior year. To track our growth and the stability of our customer base, we monitor, among other things, revenue, retention rates and ARPU generated by our annual customer cohorts over time, as well as corresponding marketing and advertising spend. We define an annual customer cohort to include each customer who first became a customer during a calendar year. For example, in calendar year 2010, we acquired 2.3 million customers, who we collectively refer to as our 2010 cohort. During the same time period, we spent $94 million in marketing and advertising expenses. By the end of 2017, the 2010 cohort had generated an aggregate of $1,250 million of total bookings, and we expect this cohort will continue to generate bookings and revenue in the future. For the six years ended December 31, 2017, the average bookings retention rate of the 2010 cohort was approximately 93%. Over this period, ARPU, excluding the impact of purchase accounting, for the 2010 cohort grew from $91 in 2012 to $170 in 2017, representing a CAGR of 13%. We selected the 2010 cohort for this analysis because we believe the 2010 cohort is representative of the spending patterns and revenue impact of our other cohorts. We believe our cohort analysis is important to illustrate the long-term value of our customers.

Key Metrics
As described in "Selected Financial Data," we monitor the following key metrics to help us evaluate our business and assess operational performance. These operational measures are supplemental to our GAAP results and we believe they are useful in evaluating our business. A reconciliation of total bookings to total revenue, its most directly comparable GAAP financial measure, is set forth in "Selected Financial Data—Reconciliation of Bookings."

	Year Ended December 31,
	2017	2016	2015

	(unaudited; customers in thousands)
Total bookings	$2,618.2	$2,155.5	$1,914.2
Total customers at period end	17,339	14,740	13,774
Average revenue per user	$139	$130	$121
Total bookings. Total bookings increased 12.6% from $1,914.2 million in 2015 to $2,155.5 million in 2016 and increased 21.5% to $2,618.2 million in 2017. These increases were primarily driven by increases in total customers and domains under management, continued increases in aftermarket domain sales, broadened customer adoption of non-domain products and an increased growth rate associated with our greater international presence, partially offset by the impact of adverse movements in foreign currency exchange rates. Additionally, the acquisition of HEG in April 2017 contributed to our bookings growth in 2017.
Total customers. As of December 31, 2017, 2016 and 2015, we had 17,339, 14,740 and 13,774 total customers, respectively. Our customer growth primarily resulted from our increased international presence, our ongoing marketing and advertising initiatives, our enhanced and expanded product offerings and approximately 1.6 million customers added from our acquisition of HEG in April 2017.
Average revenue per user. ARPU increased 6.8% from $121 in 2015 to $130 in 2016 and increased 7.4% to $139 in 2017, primarily due to broadened customer adoption of our products resulting in increased customer spend and revenue from acquired businesses, partially offset by the impact of adverse movements in foreign currency exchange rates. Our ARPU growth in 2017 is muted by the impact of the acquisition of HEG as our trailing 12 month revenue includes only nine months of HEG's results, while all of the customers acquired from HEG are included in the average customers calculation.

Results of Operations
The following table sets forth our consolidated results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2017		2016		2015
	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue
Revenue:
Domains	$1,057.2	47.4%	$927.8	50.2%	$840.8	52.3%
Hosting and presence	847.9	38.0%	678.7	36.7%	592.0	36.8%
Business applications	326.8	14.6%	241.4	13.1%	174.5	10.9%
Total revenue	2,231.9	100.0%	1,847.9	100.0%	1,607.3	100.0%
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	775.5	34.7%	657.8	35.6%	565.9	35.2%
Technology and development	355.8	15.9%	287.8	15.5%	270.2	16.8%
Marketing and advertising	253.2	11.3%	228.8	12.4%	202.2	12.6%
Customer care	292.3	13.1%	242.1	13.1%	221.5	13.8%
General and administrative	282.4	12.8%	221.2	12.0%	219.7	13.7%
Depreciation and amortization	205.8	9.2%	160.1	8.7%	158.8	9.9%
Total costs and operating expenses	2,165.0	97.0%	1,797.8	97.3%	1,638.3	102.0%
Operating income (loss)	66.9	3.0%	50.1	2.7%	(31.0)	(2.0)%
Interest expense	(83.0)	(3.7)%	(57.2)	(3.1)%	(69.2)	(4.3)%
Loss on debt extinguishment	(7.3)	(0.3)%	—	—%	(21.4)	(1.3)%
Tax receivable agreements liability adjustment	123.2	5.5%	(12.5)	(0.7)%	—	—%
Other income (expense), net	7.0	0.3%	(1.9)	(0.1)%	1.0	0.1%
Income (loss) from continuing operations before income taxes	106.8	4.8%	(21.5)	(1.2)%	(120.6)	(7.5)%
Benefit (provision) for income taxes	18.9	0.8%	(0.4)	—%	0.2	—%
Income (loss) from continuing operations	125.7	5.6%	(21.9)	(1.2)%	(120.4)	(7.5)%
Income from discontinued operations, net of income taxes	14.1	0.6%	—	—%	—	—%
Net income (loss)	139.8	6.2%	(21.9)	(1.2)%	(120.4)	(7.5)%
Less: net income (loss) attributable to non-controlling interests	3.4	0.1%	(5.4)	(0.3)%	(44.8)	(2.8)%
Net income (loss) attributable to GoDaddy Inc.	$136.4	6.1%	$(16.5)	(0.9)%	$(75.6)	(4.7)%
Comparison of Years Ended December 31, 2017, 2016 and 2015
Revenue
We generate substantially all of our revenue from sales of product subscriptions, including domain registrations and renewals, hosting and presence offerings and business applications. Our subscription terms are typically one year, but can range from monthly to multi-annual terms of up to ten years depending on the product. We generally collect the full amount of subscription fees at the time of sale, but recognize revenue ratably over the applicable contract term.

Domains revenue primarily consists of revenue from the sale of domain registration subscriptions, domain add-ons and aftermarket domain sales. Domain registrations provide a customer with the exclusive use of a domain during the applicable contract term. After the contract term expires, unless renewed, the customer can no longer access the domain.
Hosting and presence revenue primarily consists of revenue from the sale of subscriptions for our website hosting products, website building products and services, website security products, an online shopping cart and online visibility products.
Business applications revenue primarily consists of revenue from the sale of subscriptions for third-party productivity applications, email accounts and email marketing tools.
Revenue is presented net of refunds, and we maintain a reserve to provide for refunds granted to customers. Our reserve is an estimate based on historical refund experience. Refunds reduce deferred revenue at the time they are granted and result in a reduced amount of revenue recognized over the applicable subscription terms compared to the amount originally expected.
The following table presents our revenue for the periods indicated:

	Year Ended December 31,			2017 to 2016		2016 to 2015
	2017	2016	2015	$ change	% change	$ change	% change
Domains	$1,057.2	$927.8	$840.8	$129.4	14%	$87.0	10%
Hosting and presence	847.9	678.7	592.0	169.2	25%	86.7	15%
Business applications	326.8	241.4	174.5	85.4	35%	66.9	38%
Total revenue	$2,231.9	$1,847.9	$1,607.3	$384.0	21%	$240.6	15%
2017 compared to 2016
Total revenue increased $384.0 million, or 20.8%, from $1,847.9 million in 2016 to $2,231.9 million in 2017. The increase was primarily driven by $155.1 million in total revenue from our acquisition of HEG in April 2017 as well as growth in total customers and ARPU. The increase in customers impacted each of our revenue lines, as the additional customers purchased subscriptions across our product portfolio.
Domains. Domains revenue increased $129.4 million, or 13.9%, from $927.8 million in 2016 to $1,057.2 million in 2017. This increase was primarily driven by our acquisition of HEG, the increase in domains under management from 63.5 million as of December 31, 2016 to 75.0 million as of December 31, 2017, international growth, strong renewals and increased aftermarket domain sales. Domains under management in 2017 includes approximately 1.0 million .uk domains for which we provided free initial registration to the owners of the associated third-level domains (e.g. .co.uk) following the 2017 launch of the .uk ccTLD.
Hosting and presence. Hosting and presence revenue increased $169.2 million, or 24.9%, from $678.7 million in 2016 to $847.9 million in 2017. The increase was primarily driven by our acquisition of HEG as well as increased revenue from our website hosting, website building and website security products and services.
Business applications. Business applications revenue increased $85.4 million, or 35.4%, from $241.4 million in 2016 to $326.8 million in 2017. The increase was primarily driven by increased customer adoption of our expanded email and productivity solutions.
2016 compared to 2015
Total revenue increased $240.6 million, or 15.0%, from $1,607.3 million in 2015 to $1,847.9 million in 2016. The increase was primarily driven by growth in total customers and ARPU, as well as revenue from acquired businesses. The increase in customers impacted each of our revenue lines, as the additional customers purchased subscriptions across our product portfolio.
Domains. Domains revenue increased $87.0 million, or 10.3%, from $840.8 million in 2015 to $927.8 million in 2016. This increase was primarily attributable to the 3.1% increase in domains under management from 61.6 million as of

December 31, 2015 to 63.5 million as of December 31, 2016 driven by our international growth and strong renewals. Increased aftermarket domain sales driven by our domain portfolio acquisitions also contributed to the revenue increase.
Hosting and presence. Hosting and presence revenue increased $86.7 million, or 14.6%, from $592.0 million in 2015 to $678.7 million in 2016. The increase was primarily attributable to increased revenue from our website hosting, website building and website security products and services.
Business applications. Business applications revenue increased $66.9 million, or 38.3%, from $174.5 million in 2015 to $241.4 million in 2016. The increase was primarily driven by increased customer adoption of our expanded email and productivity solutions.
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

	Year Ended December 31,			2017 to 2016		2016 to 2015
	2017	2016	2015	$ change	% change	$ change	% change
Cost of revenue	$775.5	$657.8	$565.9	$117.7	18%	$91.9	16%
2017 compared to 2016. Cost of revenue increased $117.7 million, or 17.9%, from $657.8 million in 2016 to $775.5 million in 2017. This increase was primarily attributable to our acquisition of HEG, increased domain costs driven by the increase in domains under management, higher registration costs associated with many new gTLDs and increased aftermarket domain sales, increased software licensing fees primarily related to increased sales of email and productivity solutions and increased third-party commissions driven by the increased aftermarket domain sales.
2016 compared to 2015. Cost of revenue increased $91.9 million, or 16.2%, from $565.9 million in 2015 to $657.8 million in 2016. This increase was primarily attributable to increased domain costs driven by the increase in domains under management, higher registration costs associated with many new gTLDs and increased aftermarket domain sales, increased software licensing fees primarily related to increased sales of email and productivity solutions, increased third-party commissions driven by increased aftermarket domain sales as well as increased payment processing fees due to the overall bookings increase.
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

	Year Ended December 31,			2017 to 2016		2016 to 2015
	2017	2016	2015	$ change	% change	$ change	% change
Technology and development	$355.8	$287.8	$270.2	$68.0	24%	$17.6	7%
2017 compared to 2016. Technology and development expenses increased $68.0 million, or 23.6%, from $287.8 million in 2016 to $355.8 million in 2017. This increase was primarily attributable to our acquisition of HEG as well as increased compensation-related costs driven by higher average headcount associated with the continued growth of our business.
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

	Year Ended December 31,			2017 to 2016		2016 to 2015
	2017	2016	2015	$ change	% change	$ change	% change
Marketing and advertising	$253.2	$228.8	$202.2	$24.4	11%	$26.6	13%
2017 compared to 2016. Marketing and advertising expenses increased $24.4 million, or 10.7%, from $228.8 million in 2016 to $253.2 million in 2017. The increase was primarily attributable to increased discretionary advertising spend driven by our international growth and new product launches as well as our acquisition of HEG.
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

	Year Ended December 31,			2017 to 2016		2016 to 2015
	2017	2016	2015	$ change	% change	$ change	% change
Customer care	$292.3	$242.1	$221.5	$50.2	21%	$20.6	9%
2017 compared to 2016. Customer care expenses increased $50.2 million, or 20.7%, from $242.1 million in 2016 to $292.3 million in 2017. The increase was primarily driven by headcount additions to support the continued growth of our business and our international expansion as well as our acquisition of HEG.
2016 compared to 2015. Customer care expenses increased $20.6 million, or 9.3%, from $221.5 million in 2015 to $242.1 million in 2016. The increase was primarily driven by the continued growth of our business as well as increased costs associated with the continued expansion of our international third-party Customer Care locations.

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

	Year Ended December 31,			2017 to 2016		2016 to 2015
	2017	2016	2015	$ change	% change	$ change	% change
General and administrative	$282.4	$221.2	$219.7	$61.2	28%	$1.5	1%
2017 compared to 2016. General and administrative expenses increased $61.2 million, or 27.7%, from $221.2 million in 2016 to $282.4 million in 2017. The increase was primarily due to our acquisition and integration of HEG, increased professional service fees primarily associated with our debt financings and the sale of PlusServer, increased compensation-related costs associated with the continued growth of our business as well as an increase in indirect tax accruals associated with our international operations.
2016 compared to 2015. General and administrative expenses increased $1.5 million, or 0.7%, from $219.7 million in 2015 to $221.2 million in 2016. Excluding the termination payments discussed above, general and administrative expenses increased $31.2 million, or 16.4%, from $190.0 million in 2015 to $221.2 million in 2016. This increase was primarily due to increased compensation-related costs driven by increased average headcount associated with the continued growth of our business as well as increased acquisition-related expenses.
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

	Year Ended December 31,			2017 to 2016		2016 to 2015
	2017	2016	2015	$ change	% change	$ change	% change
Depreciation and amortization	$205.8	$160.1	$158.8	$45.7	29%	$1.3	1%
2017 compared to 2016. Depreciation and amortization expenses increased $45.7 million, or 28.5%, from $160.1 million in 2016 to $205.8 million in 2017. This increase primarily results from the finite-lived intangible assets and property and equipment acquired as part of our acquisition of HEG in April 2017.
2016 compared to 2015. There were no material changes in depreciation and amortization expense.
Interest expense

	Year Ended December 31,			2017 to 2016		2016 to 2015
	2017	2016	2015	$ change	% change	$ change	% change
Interest expense	$83.0	$57.2	$69.2	$25.8	45%	$(12.0)	(17)%
2017 compared to 2016. Interest expense increased $25.8 million, or 45.1%, from $57.2 million in 2016 to $83.0 million in 2017. The increase was primarily driven by additional interest from the Acquisition Term Loan entered into in April

2017 to finance a portion of our acquisition of HEG, partially offset by interest savings resulting from the refinancing of our debt in February and November 2017 as well as the benefit from our cross-currency and interest rate swaps.
2016 compared to 2015. Interest expense decreased $12.0 million, or 17.3%, from $69.2 million in 2015 to $57.2 million in 2016, primarily driven by interest savings resulting from our repayment of a $300.0 million senior note to YAM in April 2015.
Loss on debt extinguishment
In 2017, we recognized a $7.3 million loss on debt extinguishment related to the refinancings of our term loans and the August 2017 prepayment of the Bridge Loan. See Note 10 to our consolidated financial statements for additional discussion.
In April 2015, we recognized a $21.4 million loss on debt extinguishment as a result of the repayment of a senior note to YAM, which consisted of prepayment premium of $13.5 million and the write-off of $7.9 million of unamortized original issue discount and deferred debt issuance costs.
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
Acquisition of HEG
On April 3, 2017, we completed the acquisition of HEG, as described in Note 3 to our consolidated financial statements, for €1.7 billion. The acquisition was financed using the Acquisition Term Loan and the Bridge Loan, both of which are discussed below.
Credit Facility
Our Credit Facility consists of the Term Loan and the Acquisition Term Loan, both maturing on February 15, 2024, and the Revolving Credit Loan maturing on February 15, 2022. See further discussion of the Credit Facility in Note 10 to our consolidated financial statements.

The Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee on the Revolving Credit Loan. The term loans are required to be repaid in quarterly installments of 0.25% of the original principal, with the balance due at maturity. The term loans must be repaid with proceeds from certain asset sales and debt issuances and with a portion of our excess cash flow, up to 50.0%, depending on our net leverage ratio. The Credit Facility is guaranteed by all of our material domestic subsidiaries and is secured by substantially all of our and such subsidiaries' real and personal property.
The Credit Facility contains covenants restricting, among other things, our ability, or the ability of our subsidiaries, to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes including mergers and consolidations, sell assets, make restricted payments including dividends, distributions and investments, prepay junior indebtedness and engage in operations other than in connection with acting as a holding company, subject to customary exceptions. The refinanced Revolving Credit Loan also contains a financial covenant requiring us to maintain a maximum net leverage ratio of 5.75:1.00 when our usage exceeds 35.0% of the maximum capacity. The net leverage ratio is calculated as the ratio of first lien secured debt less cash and cash equivalents to consolidated EBITDA (as defined in the Credit Facility). As of December 31, 2017, we were in compliance with all such covenants and had no amounts drawn on the Revolving Credit Loan.
As further discussed in Note 11 to our consolidated financial statements, we have hedged a portion of our long-term debt through the use of cross-currency and interest rate swap derivative instruments. These instruments help us manage and mitigate our risk of exposure to changes in foreign currency exchange rates and interest rates. See "Quantitative and Qualitative Disclosures About Market Risk" for additional discussion of our hedging activities.
Bridge Loan and Sale of PlusServer
On April 3, 2017, we entered into the Bridge Loan to finance a portion of the HEG acquisition, as described in Note 10 to our consolidated financial statements. In connection with the acquisition, we committed to a formal plan to sell PlusServer as its business model differs from ours, and therefore its operating results are reported within discontinued operations. The terms of the Bridge Loan required that, in the event of a sale or other disposition of PlusServer, 100% of the net cash proceeds from such sale or disposition be used to prepay the Bridge Loan. As described in Note 4 to our consolidated financial statements, on August 31, 2017, we sold all of the outstanding shares of PlusServer, receiving net proceeds of $447.7 million. As a result of the sale, we recorded a gain on disposal of $33.2 million, which is included in discontinued operations. The proceeds, in combination with an additional $148.9 million of our existing cash and cash equivalents, were used to prepay the Bridge Loan in its entirety. Following this prepayment, the underlying bridge credit agreement was canceled. In addition, we have recorded an income tax liability of approximately €19.0 million owed under German income tax laws as a result of the sale. We expect to pay this tax in 2018.
Secondary Offerings and LLC Unit Repurchase
As discussed in Note 6 to our consolidated financial statements, we have completed several underwritten public offerings in which certain stockholders, including the Sponsors, YAM and certain of our executive officers sold shares of our Class A common stock. We did not receive any proceeds from the shares sold by the selling stockholders in these offerings. We used the net proceeds from the shares sold by us to pay expenses incurred in connection with the offerings. Each offering included the exchange of LLC Units (together with the corresponding shares of Class B common stock) for Class A common stock by the selling stockholders, which resulted in increases in additional paid-in capital, with offsetting reductions in non-controlling interests, and material increases to the liability under the TRAs.
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
Tax Cuts and Jobs Act of 2017
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law making significant changes to the Internal Revenue Code, including a U.S. federal corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017. This rate decrease resulted in an $86.2 million reduction in the liability under the TRAs, as described in Note 15 to our consolidated financial statements, and a $7.9 million net benefit for income taxes, as described in Note 14 to our consolidated financial statements.

Tax Receivable Agreements
As described in "Critical Accounting Policies and Estimates—Payable to Related Parties Pursuant to the TRAs," we are a party to five TRAs. As of December 31, 2017, the liability under the TRAs was $153.0 million, as described in Note 15 to our consolidated financial statements. We currently do not expect to begin making payments related to the existing liability under the TRAs until 2021.
We may record additional liabilities under the TRAs when LLC Units are exchanged in the future and as our estimates of the future utilization of the tax attributes, NOLs and other tax benefits change. We expect to make payments under the TRAs, to the extent they are required, within 150 days after our U.S. federal income tax return is filed for each fiscal year. Interest on such payments will begin to accrue from the due date (without extensions) of such tax return at a rate equal to the one-year LIBOR plus 100 basis points. Under the TRAs, to avoid interest charges, we have the right, but not the obligation, to make TRA payments in advance of the date the payments are otherwise due.
Because we are a holding company with no operations, we rely on Desert Newco to provide us with funds necessary to meet any financial obligations. If we do not have sufficient funds to pay TRA, tax or other liabilities or to fund our operations (as a result of Desert Newco's inability to make distributions to us due to various limitations and restrictions or as a result of the acceleration of our obligations under the TRAs), we may have to borrow funds and thus our liquidity and financial condition could be materially and adversely affected. To the extent we are unable to make payments under the TRAs for any reason, such payments will be deferred and will accrue interest at a rate equal to one-year LIBOR plus 500 basis points until paid.
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
During 2017 and 2016, Desert Newco paid total distributions of $10.0 million and $18.4 million, respectively, as discussed in Note 18 to our consolidated financial statements. Distributions paid in 2015 were not material. An accrual for tax distributions was not required at December 31, 2017.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$475.6	$386.5	$259.2
Net cash used in investing activities	(1,570.1)	(183.4)	(144.4)
Net cash provided by financing activities	1,107.5	15.1	94.4
Effect of exchange rate changes on cash and cash equivalents	3.6	(0.1)	(0.2)
Net increase in cash and cash equivalents	$16.6	$218.1	$209.0
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

Net cash provided by operating activities increased $89.1 million from $386.5 million in 2016 to $475.6 million in 2017, primarily resulting from our bookings growth and the contribution from HEG.
Net cash provided by operating activities increased $127.3 million from $259.2 million in 2015 to $386.5 million in 2016, driven by our bookings growth and a reduction in interest payments primarily resulting from the repayment of a senior note to YAM in April 2015.
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
Net cash used in investing activities increased $1,386.7 million from $183.4 million in 2016 to $1,570.1 million in 2017. This increase was primarily due to a $1,758.4 million increase in business acquisitions, a $50.7 million increase in purchases of intangible assets and a $21.7 million increase in capital expenditures, partially offset by $447.7 million in net proceeds received from the sale of PlusServer in August 2017.
Net cash used in investing activities increased $39.0 million from $144.4 million in 2015 to $183.4 million in 2016. This increase was primarily due to a $53.8 million increase in business acquisitions and a $5.7 million increase in capital expenditures, partially offset by $23.5 million of intangible assets purchased in 2015.
Financing Activities
Excluding our IPO proceeds, our financing activities primarily consist of long-term debt borrowings, repurchases of LLC Units from the Sponsors and YAM, the repayment of principal on long-term debt, stock option activity and the payment of tax distributions to holders of LLC Units.
Net cash provided by financing activities increased $1,092.4 million from $15.1 million in 2016 to $1,107.5 million in 2017. The increase was driven by net proceeds from the issuance of the Acquisition Term Loan and Bridge Loan of $1,421.4 million and $531.7 million, respectively, and $22.9 million related to sales of Class A common stock in 2017. These inflows were offset by the $596.6 million prepayment of the Bridge Loan in August 2017, $275.0 million of LLC Unit repurchases in May 2017 and $39.7 million in payments of financing-related costs associated with our debt financings in 2017.
Net cash provided by financing activities decreased $79.3 million from $94.4 million in 2015 to $15.1 million in 2016. This decrease was primarily due to the receipt of net IPO proceeds of $482.4 million in 2015 and an $18.0 million increase in tax distribution payments, partially offset by the repayment of long-term debt of $375.0 million in 2015, the payment of debt extinguishment fees of $13.5 million in 2015 and a $35.8 million increase in proceeds received from stock option and warrant exercises and our employee stock purchase plan.
Deferred Revenue
Deferred revenue consists of sales of products not yet recognized as revenue at the end of a period. Deferred revenue as of December 31, 2017 was $1,861.6 million, and is expected to be recognized as revenue as follows:

	2018	2019	2020	2021	2022	Thereafter	Total
Domains	$638.5	$174.1	$70.3	$40.9	$22.6	$33.4	$979.8
Hosting and presence	444.7	120.2	42.0	11.2	5.1	4.7	627.9
Business applications	181.6	47.2	16.7	4.8	2.1	1.5	253.9
	$1,264.8	$341.5	$129.0	$56.9	$29.8	$39.6	$1,861.6

Contractual Obligations
The following table summarizes our material contractual obligations and commitments as of December 31, 2017:

	Payments due by period
	1 year	2-3 years	4-5 years	5+ years
Long-term debt, including current maturities(1)	$25.0	$50.0	$50.0	$2,357.3
Interest on long-term debt(2)	95.8	188.9	184.7	102.3
Lease financing obligation(3)	3.2	6.7	7.2	8.4
Operating leases(4)	28.8	42.1	27.1	41.7
Capital leases(5)	5.1	4.6	—	—
Service agreements(6)	27.6	23.6	6.8	1.3
TRA payments(7)	—	—	40.7	112.3

(1)	See Note 10 to our consolidated financial statements for information regarding the terms of our long-term debt agreements.

(2)
Interest on long-term debt excludes both the amortization of deferred debt issuance costs and original issue discount and the expected benefits associated with our interest rate swap. Interest on our variable rate debt is calculated using the rate in effect at December 31, 2017.

(3)	See Note 12 to our consolidated financial statements for information regarding the terms of our lease financing obligation.

(4)	We lease office and data center space (including commitments for specified levels of power) under non-cancelable operating leases expiring at various dates through March 2028.

(5)	We lease certain computer equipment and software under capital leases. The lease payments above include the amounts representing interest.

(6)	We have long-term agreements with certain vendors to provide for software and equipment maintenance, specified levels of bandwidth and other services.

(7)
Reflects the estimated timing of TRA payments as of December 31, 2017. Such payments could be due later than estimated depending on the timing of our use of the underlying tax attributes. As of December 31, 2017, we have recorded a liability of $153.0 million payable to the related parties under the TRAs, reflecting limitations on the use of the favorable tax attributes due to limitations of taxable income. The estimated amounts payable under the TRAs do not consider any future exchanges of LLC Units, which will have a material impact on this liability. See "Risk Factors-Risks Related to Our Company and Our Organizational Structure" and Note 15 to our audited consolidated financial statements for additional information regarding our liability under the TRAs.

Off-Balance Sheet Arrangements
As of December 31, 2017 and 2016, we had no off-balance sheet arrangements that had, or which are reasonably likely to have, a material effect on our consolidated financial statements.
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
Revenue Recognition
We recognize revenue over the period during which products or services are delivered to the customer. Customers are billed for products, generally in advance, based on their selected contract term. Cash received in advance of the provision of products is recorded as deferred revenue.
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
We maintain a reserve to provide for refunds granted to customers. Our reserve is an estimate based on historical refund experience. Refunds reduce deferred revenue at the time they are granted and result in a reduced amount of revenue recognized over the contract term of the applicable product compared to the amount originally expected. Our annual refund rate has ranged from 7.2% to 6.5% of total bookings from 2015 to 2017.
See Notes 2 and 8 to our consolidated financial statements for additional information regarding revenue recognition and deferred revenue, including discussion regarding the impact of the new revenue recognition standard, which we will adopt effective January 1, 2018.
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
The most significant assumptions and judgments include estimating the expected option term, the expected stock price volatility and the risk-free interest rates. The assumptions used in our option pricing model represent management's best estimates. If factors change and different assumptions are used, our equity-based compensation expense could be materially different in the future.
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
See Notes 2 and 7 to our consolidated financial statements for additional information regarding equity-based compensation.
Business Combinations
We include the results of operations of acquired businesses in our consolidated financial statements as of the respective dates of acquisition. Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date, with respect to tangible and intangible assets acquired, liabilities assumed and pre-acquisition contingencies. The purchase price of acquisitions, including estimates of the fair value of contingent consideration when applicable, is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values on the respective acquisition dates, with the excess recorded as goodwill. We use our best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The estimates are inherently uncertain and subject to refinement. We continue to collect information and reevaluate these estimates and assumptions quarterly and record any qualifying adjustments to the preliminary estimates to goodwill provided we are within the measurement period. Contingent consideration is adjusted to fair value in subsequent periods as an increase or decrease in general and administrative expenses. Acquisition-related costs are expensed as incurred.
See Notes 2 and 3 to our consolidated financial statements for additional information regarding business combinations.
Goodwill and Indefinite-Lived Intangible Assets
We make estimates, assumptions and judgments when valuing goodwill and other intangible assets in connection with the initial purchase price allocations of our acquisitions, as well as when evaluating the recoverability of our goodwill and other intangible assets on an ongoing basis. We assess our goodwill and indefinite-lived intangible assets for impairment at least annually during the fourth quarter. We will also perform an assessment at other times if and when events or changes in circumstances indicate the carrying value of these assets may not be recoverable.
We first make a qualitative assessment of whether it is more-likely-than-not our single reporting unit's fair value is less than its carrying value to determine whether it is necessary to perform a quantitative impairment test. The qualitative assessment includes considering various factors including macroeconomic conditions, industry and market conditions and our historical and projected operating results. We are only required to perform the quantitative test if our qualitative assessment determines our single reporting unit's fair value is not greater than its carrying value. We may elect to perform the quantitative test without considering such qualitative factors.
Our qualitative analyses during 2017, 2016 and 2015 did not indicate any impairment of our goodwill and indefinite-lived intangible assets, and accordingly, no impairment was recorded. As of December 31, 2017, we believe such assets are recoverable; however, there can be no assurances these assets will not be impaired in future periods. Any future impairment charges could adversely impact our results of operations.
See Notes 2 and 5 to our consolidated financial statements for additional information regarding goodwill and indefinite-lived intangible assets.

Income Taxes
We are subject to U.S. federal, state and foreign income taxes. We are a controlling member in Desert Newco, which has been, and will continue to be, treated as a partnership for U.S. income tax purposes. Under these provisions, Desert Newco is considered a pass-through entity and generally does not pay income taxes on its taxable income in most jurisdictions. Instead, Desert Newco's members, of which we are one, are liable for income taxes based on their taxable income. Desert Newco is liable for income taxes in certain foreign jurisdictions, in those states not recognizing its pass-through status and for certain subsidiaries not taxed as pass-through entities. We have acquired the outstanding stock of various entities taxed as corporations, which are now wholly-owned by us or our subsidiaries. Where required or allowed, these subsidiaries file and pay tax as a consolidated group for U.S. federal and state income tax purposes and internationally, primarily within the United Kingdom and Germany. We anticipate this structure to remain in existence for the foreseeable future.
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
See Notes 2 and 14 to our consolidated financial statements for additional information regarding income taxes.
Payable to Related Parties Pursuant to the TRAs
We are a party to five TRAs. Under four of these agreements, we are generally required to pay to certain pre-IPO owners approximately 85% of the amount of calculated tax savings, if any, we are deemed to realize (using the actual applicable U.S. federal income tax rate and an assumed combined state and local income tax rate) as a result of (1) any existing tax attributes associated with LLC Units acquired in the pre-IPO organizational transactions, the benefit of which is allocable to us as a result of such transactions (including the allocable share of Desert Newco's existing tax basis in its assets), (2) NOLs available as a result of the such transactions and (3) tax benefits related to imputed interest.
Under the fifth of these agreements, we are generally required to pay our other pre-IPO owners approximately 85% of the amount of the calculated tax savings, if any, we are deemed to realize (using the actual applicable U.S. federal income tax rate and an assumed combined state and local income tax rate) as a result of (1) any step-up in tax basis created as a result of exchanges of their LLC Units (together with the corresponding shares of Class B common stock) for shares of our Class A common stock, (2) any existing tax attributes associated with their LLC Units, the benefit of which is allocable to us as a result of such exchanges (including the allocable share of Desert Newco's existing tax basis in its assets), (3) tax benefits related to imputed interest and (4) payments under the TRA.
The TRAs allow our pre-IPO owners to transfer their rights under the TRAs to third parties, who would then succeed to the rights of our pre-IPO owners under the TRAs. In the event of such a transfer, we would be required to make the payments described above to the new TRA parties in accordance with the terms of the TRAs.
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

For purposes of calculating the income tax savings we are deemed to realize under the TRAs, we will calculate the federal income tax savings using the actual applicable U.S. federal income tax rate and will calculate the state and local income tax savings using 5% for the assumed combined state and local tax rate, which represents an approximation of our combined state and local income tax rate, net of federal income tax benefits.
The term of the TRAs commenced upon the completion of our IPO and will continue until all such tax benefits have been utilized or expire, unless we exercise our rights to terminate the agreements or payments under the agreements are accelerated in the event we materially breach any of our material obligations under the agreements.
In the pre-IPO reorganization transactions, we received certain tax attributes, including the OBAs and NOL carryforwards, from certain of our pre-IPO owners, which entitle us to the depreciation and amortization previously allocable to such parties. These deductions are allowed prior to the utilization of any NOL or tax credit carryforwards against income taxes.
Based on current projections of taxable income, and before deduction of any specially allocated depreciation and amortization, we anticipate having enough taxable income to utilize a portion of these specially allocated deductions related to the OBAs. Accordingly, as of December 31, 2017 and 2016, our liability under the TRAs was $153.0 million and $202.6 million, respectively.
The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact the liability under the TRAs. We have determined it is more-likely-than-not we will be unable to utilize all of our DTAs subject to TRAs; therefore, we have not recorded a liability under the TRAs related to the tax savings we may realize from the utilization of NOL carryforwards and the amortization related to basis adjustments under Code Section 754 created by exchanges of LLC Units, including those associated with secondary offerings. If utilization of these DTAs becomes more-likely-than-not in the future, at such time, we will record liabilities under the TRAs of up to an additional $559.5 million as a result of basis adjustments under Code Section 754 and up to an additional $224.4 million related to the utilization of NOL and credit carryforwards, which will be recorded through charges to our statements of operations. However, if the tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRAs. In this scenario, the reduction of the liability under the TRAs would result in a benefit to our statements of operations.
See Notes 2 and 15 to our consolidated financial statements for additional information regarding the payable to related parties pursuant to the TRAs.
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
As of December 31, 2017, our accrual for estimated indirect tax liabilities was $18.8 million, reflecting our best estimate of the probable liability, based on an analysis of our business activities, revenues subject to indirect taxes and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation or settlements could be materially different than the amounts established for indirect tax contingencies. Due to the complexity and uncertainty surrounding indirect tax laws in certain international locations, we believe it is reasonably possible, based on currently available information and analysis, that we may incur additional losses related to indirect taxes, which management estimates to be within the range of $0 to $10.0 million as of December 31, 2017.
See Note 12 to our consolidated financial statements for additional information regarding indirect taxes.

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
When a loss is considered probable and reasonably estimable, we record a liability in the amount of our best estimate for the ultimate loss. When there appears to be a range of possible costs with equal likelihood, a liability is recorded based on the low-end of such range. However, the likelihood of a loss with respect to a particular contingency is often difficult to predict and determining a meaningful estimate of the loss or a range of loss may not be practicable based on the information available and the potential effect of future events and decisions by third parties impacting the ultimate resolution of the contingency. It is also not uncommon for such matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated to determine both the likelihood of potential loss and whether it is possible to reasonably estimate a range of possible loss. When a loss is probable but a reasonable estimate cannot be made, disclosure is provided.
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
See Note 12 to our consolidated financial statements for additional information regarding loss contingencies.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements for information regarding recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and variable interest rates. Consequently, we may employ policies and procedures to mitigate such risks, including the use of derivative financial instruments. We do not enter into derivative transactions for speculative or trading purposes.
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts may fail to meet their contractual obligations. To mitigate such counterparty credit risk, we enter into contracts only with carefully selected financial institutions based upon ongoing evaluations of their creditworthiness. As a result, we do not believe we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of December 31, 2017.
Foreign Currency Risk
We manage our exposure to changes in foreign currency exchange rates through the use of foreign exchange forward contracts and cross-currency swap contracts. See Note 11 to our consolidated financial statements for a summary of the notional amounts and fair values of our foreign currency exchange and cross-currency swap contracts.
Foreign Exchange Forward Contracts
A portion of our bookings, revenue and operating expenses is denominated in foreign currencies, which are subject to exchange rate fluctuations. Our most significant foreign currency exposures are the Euro, the British pound, the Indian rupee, the Canadian dollar and the Australian dollar. Our reported bookings, revenues and operating results may be impacted by fluctuations in foreign currency exchange rates. Fluctuations in foreign currency exchange rates may also cause us to recognize transaction gains and losses in our consolidated statements of operations; however, to date, such amounts have not been material. With our acquisition of HEG, and as our international operations continue to grow, our exposure to fluctuations in currency rates will increase, which may increase the costs associated with this growth. During 2017, our total bookings growth in constant currency would have been approximately 20 basis points higher and our total revenue growth would have been approximately 30 basis points higher. Constant currency is calculated by translating bookings and revenue for each month in the current period using the foreign currency exchange rate for the corresponding month in the prior period, excluding any hedging gains or losses realized during the period.
We utilize foreign exchange forward contracts to manage the volatility of our bookings and revenue related to foreign currency transactions. These forward contracts reduce, but do not eliminate, the impact of adverse currency exchange rate fluctuations. We designate these forward contracts as cash flow hedges for accounting purposes. Changes in the intrinsic value of these hedges are recorded as a component of AOCI. Gains and losses, once realized, are recorded as a component of AOCI and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. At December 31, 2017, the total notional amount of such contracts was $241.3 million, all having remaining maturities of twelve months or less, and the realized and unrealized loss included in accumulated other comprehensive income totaled $6.3 million.
Cross-Currency Swap Contract
In order to manage variability due to movements in foreign currency rates related to a Euro-denominated intercompany loan, we entered into a five-year Cross-Currency Swap in April 2017. The Cross-Currency Swap, which matures on April 3, 2022, had a notional amount of €1,234.0 million at December 31, 2017 and converts the fixed rate Euro-denominated interest and principal receipts on the intercompany loan into fixed U.S. dollar interest and principal receipts. The Cross-Currency Swap, which is designated as a cash flow hedge and recognized as an asset or liability at fair value, effectively creates a fixed-rate U.S. dollar intercompany loan from a fixed rate Euro-denominated intercompany loan, thereby reducing our exposure to foreign currency fluctuations between the Euro and U.S. dollar. Changes to the fair value of our Cross-Currency Swap due to changes in the value of the U.S. dollar relative to the Euro would be largely offset by the net change in the fair values of the underlying hedged items.
Interest Rate Sensitivity
Interest rate risk reflects our exposure to movements in interest rates associated with our variable-rate debt. Total borrowings under our Credit Facility were $2,482.3 million as of December 31, 2017. These borrowings bear interest at a rate equal to, at our option, either (a) LIBOR plus 2.25% per annum or (b) 1.25% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%.

In April 2017, in connection with the closing of the Acquisition Term Loan, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement to effectively convert a portion of the variable-rate debt to fixed. The interest rate swap, the notional amount of which was $1,315.5 million at December 31, 2017, matures on April 3, 2022 and swaps the variable interest rate on our LIBOR-based borrowings for a fixed rate of 5.44%. The objective of the interest rate swap, which is designated as a cash flow hedge, is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.
For the balance of our long-term debt not subject to the Interest Rate Swap, the effect of a hypothetical 10% change in interest rates would not have had a material impact on our interest expense.
.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of GoDaddy Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of GoDaddy Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders'/members' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company's auditor since 2004.
Phoenix, Arizona
February 27, 2018

GoDaddy Inc.
Consolidated Balance Sheets
(In millions, except shares in thousands and per share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$582.7	$566.1
Short-term investments	12.3	6.6
Accounts and other receivables	18.4	8.0
Registry deposits	34.7	20.6
Prepaid domain name registry fees	351.5	307.0
Prepaid expenses and other current assets	59.9	24.5
Total current assets	1,059.5	932.8
Property and equipment, net	297.9	231.0
Prepaid domain name registry fees, net of current portion	180.8	172.1
Goodwill	2,859.9	1,718.4
Intangible assets, net	1,326.0	716.5
Other assets	14.2	16.1
Total assets	$5,738.3	$3,786.9
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$59.6	$61.7
Accrued expenses and other current liabilities	469.6	143.0
Payable to related parties for tax distributions	—	10.0
Deferred revenue	1,264.8	1,043.5
Long-term debt	16.7	4.0
Total current liabilities	1,810.7	1,262.2
Deferred revenue, net of current portion	596.8	532.7
Long-term debt, net of current portion	2,410.8	1,035.7
Payable to related parties pursuant to tax receivable agreements	153.0	202.6
Other long-term liabilities	75.0	39.5
Deferred tax liabilities	145.5	—
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value - 50,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value - 1,000,000 shares authorized; 132,993 and 88,558 shares issued and outstanding as of December 31, 2017 and 2016, respectively	0.1	0.1
Class B common stock, $0.001 par value - 500,000 shares authorized; 35,006 and 78,554 shares issued and outstanding as of December 31, 2017 and 2016, respectively	—	0.1
Additional paid-in capital	484.4	608.3
Retained earnings (accumulated deficit)	87.7	(48.7)
Accumulated other comprehensive income (loss)	(85.7)	2.7
Total stockholders' equity attributable to GoDaddy Inc.	486.5	562.5
Non-controlling interests	60.0	151.7
Total stockholders' equity	546.5	714.2
Total liabilities and stockholders' equity	$5,738.3	$3,786.9

See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Operations
(In millions, except shares in thousands and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Domains	$1,057.2	$927.8	$840.8
Hosting and presence	847.9	678.7	592.0
Business applications	326.8	241.4	174.5
Total revenue	2,231.9	1,847.9	1,607.3
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	775.5	657.8	565.9
Technology and development	355.8	287.8	270.2
Marketing and advertising	253.2	228.8	202.2
Customer care	292.3	242.1	221.5
General and administrative	282.4	221.2	219.7
Depreciation and amortization	205.8	160.1	158.8
Total costs and operating expenses	2,165.0	1,797.8	1,638.3
Operating income (loss)	66.9	50.1	(31.0)
Interest expense	(83.0)	(57.2)	(69.2)
Loss on debt extinguishment	(7.3)	—	(21.4)
Tax receivable agreements liability adjustment	123.2	(12.5)	—
Other income (expense), net	7.0	(1.9)	1.0
Income (loss) from continuing operations before income taxes	106.8	(21.5)	(120.6)
Benefit (provision) for income taxes	18.9	(0.4)	0.2
Income (loss) from continuing operations	125.7	(21.9)	(120.4)
Income from discontinued operations, net of income taxes (includes $33.2 gain on disposal, net of tax)	14.1	—	—
Net income (loss)	139.8	(21.9)	(120.4)
Less: net income (loss) attributable to non-controlling interests	3.4	(5.4)	(44.8)
Net income (loss) attributable to GoDaddy Inc.	$136.4	$(16.5)	$(75.6)
Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock—basic(2):
Continuing operations	$1.17	$(0.21)	$(0.81)
Discontinued operations	0.08	—	—
Net income (loss) attributable to GoDaddy Inc.	$1.25	$(0.21)	$(0.81)
Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock—diluted(2):
Continuing operations	$0.71	$(0.21)	$(0.81)
Discontinued operations	0.08	—	—
Net income (loss) attributable to GoDaddy Inc.	$0.79	$(0.21)	$(0.81)
Weighted-average shares of Class A common stock outstanding(2):
Basic	108,779	79,835	58,676
Diluted	177,054	79,835	58,676
___________________________
(1) Costs and operating expenses include equity-based compensation expense as follows:
Technology and development	$37.1	$23.2	$18.2
Marketing and advertising	7.3	8.1	6.1
Customer care	3.6	3.9	2.9
General and administrative	28.4	21.6	13.2

(2) Amounts for periods prior to our April 1, 2015 initial public offering have been retrospectively adjusted to give effect to the organizational transactions described in Note 1. The prior period amounts do not consider the 26,000 shares of Class A common stock sold in our initial public offering. See Note 16.

See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	139.8	(21.9)	(120.4)
Foreign exchange forward contracts gain (loss)	(9.3)	(0.4)	3.4
Unrealized swap gain (loss), net	(39.2)	—	—
Change in foreign currency translation adjustment	(86.5)	(0.1)	—
Comprehensive income (loss)	4.8	(22.4)	(117.0)
Less: comprehensive income (loss) attributable to non-controlling interests	(43.2)	—	—
Comprehensive income (loss) attributable to GoDaddy Inc.	$48.0	$(22.4)	$(117.0)
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Stockholders'/Members' Equity
(In millions, except shares in thousands)

	Members' Equity	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
Balance at December 31, 2014	$410.4	—	$—	—	$—	$—	$—	$—	$—	$—
Net loss	(43.4)	—	—	—	—	—	(32.2)	—	(44.8)	(77.0)
Equity-based compensation expense	8.7	—	—	—	—	31.7	—	—	—	31.7
Effect of the pre-IPO organizational transactions	(375.9)	38,826	0.1	90,425	0.1	61.6	—	—	314.1	375.9
Issuance of Class A common stock in initial public offering, net of offering costs	—	26,000	—	—	—	480.6	—	—	—	480.6
Liability pursuant to the tax receivable agreements resulting from the pre-IPO organizational transactions	—	—	—	—	—	(151.6)	—	—	—	(151.6)
Stock option exercises and other	0.2	1,582	—	(27)	—	20.8	—	3.2	(14.1)	9.9
Issuance of Class A common stock under employee stock purchase plan	—	675	—	—	—	11.5	—	—	—	11.5
Balance at December 31, 2015	—	67,083	0.1	90,398	0.1	454.6	(32.2)	3.2	255.2	681.0
Net loss	—	—	—	—	—	—	(16.5)	—	(5.4)	(21.9)
Equity-based compensation expense	—	—	—	—	—	56.8	—	—	—	56.8
Stock option exercises	—	9,187	—	—	—	114.8	—	—	(59.8)	55.0
Effect of exchanges of LLC Units	—	11,844	—	(11,844)	—	15.3	—	—	(15.3)	—
Liability pursuant to the tax receivable agreements resulting from exchanges of LLC Units	—	—	—	—	—	(38.5)	—	—	—	(38.5)
Distributions to holders of LLC Units	—	—	—	—	—	—	—	—	(23.0)	(23.0)
Issuance of Class A common stock under employee stock purchase plan	—	202	—	—	—	5.0	—	—	—	5.0
Other	—	242	—	—	—	0.3	—	(0.5)	—	(0.2)
Balance at December 31, 2016	—	88,558	0.1	78,554	0.1	608.3	(48.7)	2.7	151.7	714.2

GoDaddy Inc.
Consolidated Statements of Stockholders'/Members' Equity (continued)
(In millions, except shares in thousands)

	Members' Equity	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Stockholders' Equity
		Shares	Amount	Shares	Amount
Net income	—	—	—	—	—	—	136.4	—	3.4	139.8
Equity-based compensation expense	—	—	—	—	—	76.4	—	—	—	76.4
Sales of Class A common stock	—	721	—	—	—	21.3	—	—	—	21.3
Stock option exercises	—	6,000	—	—	—	80.9	—	—	(19.8)	61.1
Issuance of Class A common stock under employee stock purchase plan	—	572	—	—	—	17.4	—	—	—	17.4
Repurchases of LLC Units	—	—	—	(7,345)	—	(275.0)	—	—	—	(275.0)
Effect of exchanges of LLC Units	—	36,203	—	(36,203)	(0.1)	28.7	—	—	(28.7)	(0.1)
Liability pursuant to the tax receivable agreements resulting from exchanges of LLC Units	—	—	—	—	—	(73.6)	—	—	—	(73.6)
Gain (loss) on swaps and foreign currency hedging, net	—	—	—	—	—	—	—	(48.5)	—	(48.5)
Change in foreign currency translation adjustment	—	—	—	—	—	—	—	(86.5)	—	(86.5)
Accumulated other comprehensive income (loss) attributable to non-controlling interests	—	—	—	—	—	—	—	46.6	(46.6)	—
Vesting of restricted stock units	—	939	—	—	—	—	—	—	—	—
Balance at December 31, 2017	$—	132,993	$0.1	35,006	$—	$484.4	$87.7	$(85.7)	$60.0	$546.5
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net income (loss)	$139.8	$(21.9)	$(120.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	205.8	160.1	158.8
Equity-based compensation	76.4	56.8	40.4
Loss on debt extinguishment	7.3	—	21.4
Deferred taxes	(34.5)	(3.8)	(3.0)
Tax receivable agreements liability adjustment	(123.2)	12.5	—
Domain portfolio cost of revenue	4.4	10.7	3.7
Gain on sale of PlusServer	(33.2)	—	—
Other	8.9	9.8	8.0
Changes in operating assets and liabilities, net of amounts acquired:
Registry deposits	(10.1)	(1.9)	(0.9)
Prepaid domain name registry fees	(13.5)	(22.8)	(30.7)
Accounts payable	(8.4)	19.6	13.5
Accrued expenses and other current liabilities	32.6	10.0	9.5
Deferred revenue	220.0	160.8	165.6
Other operating assets and liabilities	3.3	(3.4)	(6.7)
Net cash provided by operating activities	475.6	386.5	259.2
Investing activities
Purchases of short-term investments	(28.3)	(10.5)	(7.3)
Maturities of short-term investments	22.6	8.4	5.8
Business acquisitions, net of cash acquired	(1,876.9)	(118.5)	(64.7)
Purchases of intangible assets	(52.0)	(1.3)	(23.5)
Proceeds received from sale of PlusServer	447.7	—	—
Purchases of property and equipment	(83.2)	(61.5)	(55.8)
Other investing activities, net	—	—	1.1
Net cash used in investing activities	(1,570.1)	(183.4)	(144.4)
Financing activities
Proceeds received from:
Acquisition Term Loan	1,421.4	—	—
Bridge Loan	531.7	—	—
Sales of Class A common stock, net of expenses	22.9	—	482.4
Option and warrant exercises	61.1	55.0	12.7
Issuance of Class A common stock under employee stock purchase plan	17.4	5.0	11.5
Payments made for:
Repurchases of LLC Units and distributions to holders of LLC Units	(285.0)	(18.8)	(0.8)
Repayment of Bridge Loan	(596.6)	—	—
Repayment of term loans	(15.3)	(11.0)	(11.0)
Repayment of senior note	—	—	(300.0)
Repayment of revolving credit loan	—	—	(75.0)
Financing-related costs	(39.7)	—	(13.5)
Capital leases and other financing obligations	(10.4)	(15.1)	(11.9)
Net cash provided by financing activities	1,107.5	15.1	94.4
Effect of exchange rate changes on cash and cash equivalents	3.6	(0.1)	(0.2)
Net increase in cash and cash equivalents	16.6	218.1	209.0
Cash and cash equivalents, beginning of period	566.1	348.0	139.0
Cash and cash equivalents, end of period	$582.7	$566.1	$348.0

GoDaddy, Inc.
Consolidated Statements of Cash Flows (continued)
(In millions)

	Year Ended December 31,
	2017	2016	2015
Supplemental cash flow information:
Cash paid during the period for:
Interest on long-term debt, net of swap benefit	$88.3	$46.5	$59.1
Income taxes, net of refunds received	$16.6	$4.0	$2.3
Supplemental information for non-cash investing and financing activities:
Acquisition date fair value of contingent consideration	$11.6	$5.6	$0.9
Accrued capital expenditures at period end	$7.4	$13.1	$5.0
Property and equipment acquired under capital leases	$6.3	$7.1	$11.1

See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Notes to Consolidated Financial Statements
(In millions, except shares in thousands and per share amounts)

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
Organization
Following the completion of our initial public offering (IPO) and other related organizational transactions in 2015, we became the sole managing member of Desert Newco, LLC and its subsidiaries (Desert Newco). As a result, we consolidate its financial results and report non-controlling interests representing the economic interests held by its other members. Non-controlling interests exclude any net income (loss) attributable directly to GoDaddy Inc. We owned approximately 79% of Desert Newco's outstanding limited liability company units (LLC Units) as of December 31, 2017.
The pre-IPO organizational transactions were considered transactions between entities under common control. As a result, the financial statements for periods prior to the IPO have been adjusted to combine the previously separate entities for presentation purposes. See Note 6.
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
Prior Period Reclassifications
Reclassifications of certain immaterial prior period amounts have been made to conform to the current period presentation.
Use of Estimates
GAAP requires us to make estimates and assumptions affecting amounts reported in our financial statements. Our more significant estimates include:

•	the determination of the best estimate of selling price of the deliverables included in multiple-deliverable revenue arrangements;

•	the fair value of assets acquired and liabilities assumed in business acquisitions;

•	the assessment of recoverability of long-lived assets, including property and equipment, goodwill and intangible assets;

•	the estimated reserve for refunds;

•	the estimated useful lives of intangible and depreciable assets;

•	the grant date fair value of equity-based awards;

•	the fair value of financial instruments;

•	the recognition, measurement and valuation of current and deferred income taxes;

•	the recognition and measurement of amounts payable under tax receivable agreements (TRAs) or as tax distributions to Desert Newco's owners; and

•	the recognition and measurement of loss contingencies, indirect tax liabilities and certain accrued liabilities.
We periodically evaluate these estimates and adjust prospectively, if necessary. We believe our estimates and assumptions are reasonable; however, actual results may differ from our estimates.
Segment and Reporting Unit
As of December 31, 2017, our chief operating decision maker function was comprised of our Chief Executive Officer and Chief Operating Officer who collectively review financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance for the entire company. Accordingly, we have a single operating segment and reporting unit.
2.    Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents includes cash on hand, other highly liquid investments purchased with a remaining maturity of 90 days or less at the date of acquisition and receivables related to third-party payment processor transactions normally received within 72 hours. Amounts receivable for payment processor transactions totaled $26.9 million and $15.5 million at December 31, 2017 and 2016, respectively.

Short-Term Investments
Our short-term investments consist of certificates of deposit, time deposits and commercial paper with a remaining maturity in excess of 90 days at the date of acquisition, which are carried at fair value. The estimated fair value of our short-term investments is determined based on quoted market prices and approximated historical cost. We did not have any material realized or unrealized gains or losses on sales of short-term investments during any of the periods presented.
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
Property and equipment consisted of the following:

	Estimated Useful Lives	December 31,
		2017	2016
Computer equipment	3 years	$355.0	$283.3
Software	3 years	33.9	27.3
Land	Indefinite	9.0	9.0
Buildings, including improvements	5-40 years	147.4	123.1
Building acquired under lease financing obligation	40 years	18.1	18.1
Leasehold improvements	Lesser of useful life or remaining lease term	60.6	36.1
Other	1-20 years	22.0	12.1
Total property and equipment		646.0	509.0
Less: accumulated depreciation and amortization		(348.1)	(278.0)
Property and equipment, net		$297.9	$231.0
The gross carrying amount of property and equipment includes $31.5 million and $34.8 million of computer equipment and software under capital leases as of December 31, 2017 and 2016, respectively. The accumulated depreciation of the leased assets was $22.4 million and $23.8 million as of December 31, 2017 and 2016, respectively.
Depreciation and amortization expense related to property and equipment, including amounts related to assets under capital leases, was $88.8 million, $69.9 million and $61.3 million during 2017, 2016 and 2015, respectively.

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
We assess impairment annually for our single reporting unit and our indefinite-lived trade names and branding during the fourth quarter of each year. We also perform an assessment at other times if events or changes in circumstances indicate the carrying value of the assets may not be recoverable. If, based on qualitative analysis, we determine it is more-likely-than-not the fair value of our reporting unit is less than its carrying amount, a quantitative impairment test is performed. Our qualitative analysis did not indicate impairment during any of the periods presented.
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
Long-Lived and Finite-Lived Intangible Assets
Finite-lived intangible assets are amortized over the following estimated useful lives:

Customer relationships	3-9 years
Developed technology	5-7 years
Trade names	3-10 years
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
Our derivative instruments are recorded at fair value on a gross basis. For cash flow reporting purposes, proceeds received or amounts paid upon the settlement of a derivative instrument are classified in the same manner as the related item being hedged, primarily within cash flows from operating activities.
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
Foreign Currency
Our functional and reporting currency is the U.S. dollar. Assets denominated in foreign currencies are remeasured into U.S. dollars at period-end exchange rates. Foreign currency-based revenue and expense transactions are measured at transaction date exchange rates. Foreign currency remeasurement gains and losses are recorded in other income (expense), net and were $(1.5) million, $(4.6) million and $(3.5) million during 2017, 2016 and 2015, respectively.
For certain of our foreign subsidiaries whose functional currency is other than the U.S. dollar, we translate revenue and expense transactions at average exchange rates. We translate assets and liabilities at period-end exchange rates and include foreign currency translation gains and losses as a component of AOCI.
Revenue Recognition
Revenue is recorded when persuasive evidence of an arrangement exists, delivery of the product has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Payments received in advance of revenue recognition are recorded as deferred revenue. Revenue is recognized net of applicable transaction-based taxes collected from customers.

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
Revenue arrangements with multiple deliverables are divided into separate units of accounting if each deliverable has stand-alone value to the customer. The majority of our revenue arrangements consists of multiple-element arrangements, with revenue for each unit of accounting recognized as the product or service is delivered to the customer. Our multiple-element arrangements may include a combination of some or all of the following: domain registrations, website hosting products, website building products and services, website security products and other cloud-based products. Each of these products has stand-alone value and is sold separately.
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
Our revenue is categorized as follows:
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
Hosting and presence. Hosting and presence revenue primarily consists of website hosting products, website building products and services, website security products, an online shopping cart and online visibility products. Consideration is recorded as deferred revenue at the time of sale, and revenue is recognized as the product or service is delivered to the customer.
Business applications. Business applications revenue primarily consists of third-party productivity applications, email accounts and email marketing tools. Consideration is recorded as deferred revenue at the time of sale, and revenue is recognized as the product or service is delivered to the customer.

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
Advertising costs are expensed either as incurred, at the time a commercial initially airs or when a promotion first appears in the media. Advertising expenses were $205.8 million, $194.0 million and $177.6 million during 2017, 2016 and 2015, respectively. Prepaid advertising, which is included within prepaid expenses and other current assets, was $9.6 million and $1.3 million at December 31, 2017 and 2016, respectively. At December 31, 2017, we had contractual commitments for certain marketing agreements with future payments totaling $1.1 million due in 2018 and $0.2 million due in 2019.
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
Equity-Based Compensation
Equity-based awards are accounted for using the fair value method. Restricted stock units (RSUs) are measured based on the fair market value of the underlying common stock on the date of grant. Grant date fair values for stock options are determined using the Black-Scholes option pricing model and a single option award approach. The measurement date for performance vesting awards is the date on which the applicable performance criteria are approved by our board of directors. The fair value of shares issued under our employee stock purchase plan is estimated on the first day of each offering period using the Black-Scholes option pricing model. An estimate of future award forfeitures, which is based on historical data, is utilized in our equity-based compensation calculations. We regularly estimate when and if performance-based awards will be earned and record equity-based compensation expense only for awards considered probable of being earned.
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
The fair value of options granted was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2017	2016	2015
Expected term (in years)	6.1	6.1	6.3
Expected volatility	37.4%	37.7%	39.1%
Risk-free interest rate	2.0%	1.4%	1.7%
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
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law. See Note 14 for further discussion.
Payable to Related Parties Pursuant to the TRAs
Concurrent with the completion of the IPO, we became a party to five TRAs with our pre-IPO owners. Under four of the TRAs, we are generally required to pay to certain pre-IPO owners approximately 85% of the amount of calculated tax savings, if any, we are deemed to realize (using the actual applicable U.S. federal income tax rate and an assumed combined state and local income tax rate) as a result of (1) any existing tax attributes associated with LLC Units acquired in the pre-IPO organizational transactions, the benefit of which is allocable to us as a result of such transactions (including the allocable share of Desert Newco's existing tax basis in its assets), (2) net operating loss (NOL) carryforwards available as a result of such transactions and (3) tax benefits related to imputed interest.
Under the fifth of these agreements, we are generally required to pay our other pre-IPO owners of approximately 85% of the amount of the calculated tax savings, if any, we are deemed to realize (using the actual applicable U.S. federal income tax rate and an assumed combined state and local income tax rate) as a result of (1) any step-up in tax basis created as a result of exchanges of their LLC Units (together with the corresponding shares of Class B common stock) for shares of our Class A common stock, (2) any existing tax attributes associated with their LLC Units, the benefit of which is allocable to us as a result of such exchanges (including the allocable share of Desert Newco's existing tax basis in its assets), (3) tax benefits related to imputed interest and (4) payments under the TRAs.
When LLC Units are exchanged, we receive certain tax attributes, including the original basis adjustments (the OBAs) created from the original acquisition of the LLC Units plus any anticipated basis adjustments. The OBAs entitle us to the depreciation and amortization previously allocable to the original owner of such units. The anticipated basis adjustments will increase, for tax purposes, our depreciation and amortization deductions. To the extent these deductions are used to reduce our taxable income, thereby resulting in actual tax savings, we will be required to pay the original owners approximately 85% of such savings, which is recorded as an additional liability under the TRAs when deemed probable. Adjustments to the liability under the TRAs based on changes in anticipated future taxable income are recorded in our statements of operations.
Unutilized depreciation and amortization deductions related to the OBAs and the anticipated basis adjustments are converted to NOL carryforwards. If the utilization is considered to be more-likely-than-not, a liability under the TRAs relating to NOL carryforwards is recorded.
Fair Value Measurements
Fair value is defined as an exit price, representing the amount that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. The framework for measuring fair value provides a three-tier hierarchy prioritizing inputs to valuation techniques used in measuring fair value as follows:
Level 1— Observable inputs such as quoted prices for identical assets or liabilities in active markets;
Level 2— Inputs, other than quoted prices for identical assets or liabilities in active markets, which are observable either directly or indirectly; and
Level 3— Unobservable inputs in which there is little or no market data requiring the reporting entity to develop its own assumptions.
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

The following tables set forth assets and liabilities measured at fair value on a recurring basis:

	December 31, 2017
Assets:	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Reverse repurchase agreements(1)	$—	$130.0	$—	$130.0
Commercial paper	—	50.0	—	50.0
Short-term investments:
Certificates of deposit and time deposits	0.4	—	—	0.4
Commercial Paper	—	11.9	—	11.9
Derivative assets	—	—	—	—
Total assets measured and recorded at fair value	$0.4	$191.9	$—	$192.3
Liabilities:
Contingent consideration liabilities	$—	$—	$20.7	$20.7
Derivative liabilities	—	206.4	—	206.4
Total liabilities measured and recorded at fair value	$—	$206.4	$20.7	$227.1

(1)	Reverse repurchase agreements include a $70.0 million repurchase agreement with Morgan Stanley, callable with 31 days notice, and a $60.0 million one-week repurchase agreement with Wells Fargo.

	December 31, 2016
Assets:	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Reverse repurchase agreements(1)	$—	$130.0	$—	$130.0
Commercial paper	—	55.9	—	55.9
Short-term investments:
Certificates of deposit and time deposits	6.6	—	—	6.6
Derivative assets	—	0.7	—	0.7
Total assets measured and recorded at fair value	$6.6	$186.6	$—	$193.2
Liabilities:
Derivative liabilities	$—	$0.1	$—	$0.1
Total liabilities measured and recorded at fair value	$—	$0.1	$—	$0.1

(1)	Reverse repurchase agreements include an $80.0 million repurchase agreement with Morgan Stanley, callable with 31 days notice, and a $50.0 million one-week repurchase agreement with Wells Fargo.
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
In order to reduce the risk of downtime of the products we provide, we have established data centers in various geographic regions. We have internal procedures to restore products in the event of disaster at any of our data center facilities. We serve our customers and users from data center facilities operated either by us or third parties, which are located in Arizona, California, Missouri, Virginia, New York, France, Germany, the Netherlands, Singapore and the United Kingdom. Even with these procedures for disaster recovery in place, the availability of our products could be significantly interrupted during the implementation of restoration procedures.
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
We will adopt the new standard effective January 1, 2018 using the modified retrospective transition method. We finalized our assessment of the new standard and the adoption of this guidance will not have a material impact on our consolidated financial statements or our internal controls over financial reporting.
Other Accounting Standards
In February 2016, the FASB issued new guidance related to accounting for leases. The new standard requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. We will adopt the new standard on January 1, 2019. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. While we continue to evaluate the effect of adopting this guidance, we expect our operating leases disclosed in Note 12 will be subject to the new guidance. We will recognize right-of-use assets and lease liabilities in our consolidated balance sheets upon adoption, which will increase our total assets and liabilities.
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
In November 2016, the FASB issued new guidance requiring amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the amounts shown on the statement of cash flows. Our adoption of this guidance on January 1, 2018 is not expected to have a material impact.
In January 2017, the FASB issued new guidance clarifying the definition of a business for determining whether transactions should be accounted for as acquisitions or disposals of assets or businesses. If substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single asset or a group of similar assets, the assets acquired (or disposed of) are not considered to be a business. Our early adoption of this guidance effective October 1, 2017 did not have a material impact.
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
In May 2017, the FASB issued new guidance to amend the scope of modification accounting for share-based payment arrangements. The amendment provides guidance on the types of changes to the terms or conditions of share-based payment awards which would require an entity to apply modification accounting. Our adoption of this guidance on January 1, 2018 is not expected to have a material impact.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law. See Note 14 for further discussion.
3.    Business Acquisitions
Acquisition of Host Europe Holdings Limited
On April 3, 2017, we completed the acquisition of HEG, a United Kingdom-based provider of domains, web hosting, applications hosting and managed hosting services to small and medium-sized customers throughout Europe. Pursuant to the terms of the purchase agreement, we purchased all of the outstanding shares of HEG and certain loan notes issued by Host Europe Finance Co. Ltd. for total consideration transferred of €1.7 billion. We funded the acquisition with the proceeds from the Acquisition Term Loan and the Bridge Loan, both of which are further described in Note 10, and incurred $18.6 million in nonrecurring transaction costs in connection with the acquisition, which were recognized within general and administrative expense. As a result of the acquisition, HEG became our wholly-owned subsidiary. We believe the acquisition will allow us to leverage HEG's existing footprint to accelerate our expansion in Europe through the delivery of a broader range of cloud-based products.
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

The following table summarizes the preliminary estimated fair values of the HEG assets acquired and liabilities assumed, as adjusted for certain measurement period adjustments primarily related to refinements in the fair values of acquired DTLs and the net assets held for sale:

Total purchase consideration(1)	$1,849.5

Fair value of assets acquired:
Cash and cash equivalents	27.2
Other current assets	66.3
Assets held for sale(2)	497.5
Property and equipment, net	61.9
Intangible assets, net	595.7
Other assets	9.3
Amount attributable to assets acquired	1,257.9
Fair value of liabilities assumed:
Accounts payable and accrued expenses	62.8
Current portion of deferred revenue	45.5
Liabilities directly associated with the assets held for sale(2)	93.0
Other long-term liabilities	14.0
Deferred tax liabilities	177.6
Amount attributable to liabilities assumed	392.9
Goodwill	$984.5

(1)	The purchase consideration was translated using the Euro to U.S. dollar exchange rate in effect on the closing date, April 3, 2017, of approximately 1.066.

(2)
Assets held for sale and liabilities directly associated with the assets held for sale, represented those of HEG's PlusServer managed hosting business (PlusServer), which met the criteria for held for sale designation at the acquisition date and was sold in August 2017. See Note 4 for further discussion.

During the fourth quarter of 2017, we revised our preliminary legal entity purchase accounting valuations for HEG, primarily resulting in a shift of goodwill and intangible assets among various tax jurisdictions and functional currencies. The impact to such assets from movements in foreign currency rates subsequent to the date of acquisition are reflected in cumulative translation adjustment, a component of AOCI.
The purchase price allocation to identifiable finite-lived intangible assets acquired was as follows:

Finite-lived Intangible Assets	Estimated Useful Lives
Trade names	10 years	$75.2
Developed technology	6 years	62.4
Customer relationships	9 years	458.1
		$595.7
We valued trade names by applying the relief-from-royalty method, which is a variation of the income approach. This valuation method is based on the application of a royalty rate to the forecasted revenue expected from the trade names. Projected cash flows were then discounted using a rate of return reflecting the relative risk of achieving the cash flows as well as the time value of money. Our valuation of developed technology also used the relief-from-royalty method, in which the forecasted revenue associated with each of the domain and hosting technologies was estimated assuming useful lives ranging from six to eight years. A royalty rate, calculated considering factors such as market competition, profitability and market share, was applied to the forecasted revenue. The projected cash flows were then discounted using a rate of return reflecting the risk and uncertainty of their achievement relative to the overall business. Customer relationships were valued using the multi-period excess earnings method under the income approach, which reflects the present value of the projected cash flows expected to be generated by the customer relationship assets less charges representing the contribution of other assets to those cash flows. We determined the assumptions used in developing these valuations based on our future plans, historical data, current and anticipated market conditions, estimated growth rates and market comparables. The acquired finite-lived intangible assets have a total weighted-average amortization period of 8.8 years.

Property and equipment was valued using the cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation. Deferred revenue was valued using the income approach, in which we estimated costs required to fulfill the obligation associated with the deferred revenue and then applied an appropriate profit margin. The result was then discounted to represent value at a risk adjusted rate. Preliminary estimated DTLs primarily represent the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their respective tax bases.
The determination of fair value requires considerable judgment and is sensitive to changes in the underlying assumptions. Our estimates with respect to certain tax-related accounts are preliminary and subject to change pending the filing of pre-acquisition tax returns, which may result in material changes. Any qualifying changes will be recorded as adjustments to the respective assets and liabilities, with any residual amounts allocated to goodwill.
In 2017, HEG contributed approximately $155.1 million of our total revenue and a net loss of approximately $17.2 million within our income from continuing operations.
The following unaudited pro forma consolidated results of operations for 2017 and 2016 assume the closing of the HEG acquisition occurred as of January 1, 2016. The unaudited pro forma results include certain estimated purchase accounting adjustments, which are primarily comprised of amortization of acquired intangible assets, fair value adjustments to reduce deferred revenue assumed in the acquisition and interest expense on debt incurred to finance the acquisition. For the purpose of the pro forma, the short-term bridge financing was assumed to commence on January 1, 2016 and therefore no interest expense on this loan is included in 2017. In addition, we have made pro forma adjustments in 2017 to exclude nonrecurring transaction costs directly attributable to the acquisition. As required by U.S. GAAP, we have made pro forma adjustments to include these deal costs in 2016. The pro forma results of operations are presented for informational purposes only and do not include any anticipated cost savings or other effects of future integration efforts. As such, they may not be not indicative of the results we would have achieved if the acquisition had taken place on January 1, 2016, nor are they intended to be a projection of our future results.

	Year Ended December 31,
Pro forma Consolidated Results of Operations (unaudited)	2017	2016

Total revenue	$2,315.1	$2,058.4
Net income (loss) attributable to GoDaddy Inc.	143.9	(40.0)
Net income (loss) from continuing operations attributable to GoDaddy Inc.	128.8	(46.1)
Net income (loss) from continuing operations attributable to GoDaddy Inc. per share of Class A common stock - basic	1.23	(0.53)
Net income (loss) from continuing operations attributable to GoDaddy Inc. per share of Class A common stock - diluted	0.75	(0.53)
Other 2017 Acquisition
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
The aggregate purchase price was allocated based upon our assessment of acquisition-date fair values with $63.9 million allocated to goodwill, none of which is tax deductible, $28.5 million to identified finite-lived intangible assets and $13.0 million of net liabilities assumed. Identified finite-lived intangible assets, which were valued using income-based approaches, consist of developed technology, customer relationships and trade names. The acquired finite-lived intangible assets have a total weighted-average amortization period of 5.5 years.

2016 Acquisitions
During 2016, we completed six acquisitions for cash of $125.5 million, including $7.0 million payable in future periods following the expiration of contractual holdback periods, and additional contingent earn-out payments of up to $6.0 million subject to the achievement of certain revenue targets. The aggregate purchase price was allocated based upon our assessment of acquisition-date fair values with $59.3 million attributed to indefinite-lived domain portfolio intangible assets, $55.0 million to goodwill, of which $37.5 million is not tax-deductible, $21.4 million to other identified finite-lived intangible assets and $11.3 million of net liabilities assumed. We also recorded a $1.1 million reduction of our existing deferred revenue from prior transactions with one of the acquired businesses. These acquisitions were not material to our results of operations, either individually or in the aggregate.
2015 Acquisitions
During 2015, we completed four acquisitions for cash of $64.7 million and additional immaterial contingent earn-out payments. The aggregate purchase price was allocated based upon our assessment of acquisition-date fair values with $60.2 million attributed to an indefinite-lived domain portfolio intangible asset, $3.2 million to other identified finite-lived intangible assets, $2.2 million to tax-deductible goodwill and $0.9 million of net liabilities assumed. These acquisitions were not material to our results of operations, either individually or in the aggregate.
Other Acquisition-Related Payments
During 2017, we made approximately $10.8 million of aggregate holdback and contingent consideration payments related to prior acquisitions. Payments in 2016 and 2015 were not material.
4.    Sale of PlusServer
In connection with the HEG acquisition, we committed to a formal plan to sell PlusServer as its business model differs from ours. The operating results of PlusServer from the acquisition date to the date of its sale are reported within discontinued operations. On August 31, 2017, we sold all of the outstanding shares of PlusServer, receiving net proceeds of $447.7 million. As a result of the sale, we recorded a gain on disposal of $33.2 million, which includes the reclassification of the associated cumulative translation adjustment on PlusServer's net assets.
5.    Goodwill and Intangible Assets
The following table summarizes changes in our goodwill balance:

Balance at December 31, 2015	$1,663.4
Goodwill related to 2016 acquisitions	55.0
Balance at December 31, 2016	1,718.4
Goodwill related to 2017 acquisitions	1,048.4
Impact of foreign currency translation	93.1
Balance at December 31, 2017	$2,859.9

Intangible assets, net are summarized as follows:

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Domains Sold	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	n/a	$445.0
Domain portfolio	171.0	n/a	$(18.8)	152.2
Finite-lived intangible assets:
Customer-related	868.0	$(320.4)	n/a	547.6
Developed technology	184.5	(82.2)	n/a	102.3
Trade names	94.4	(15.5)	n/a	78.9
	$1,762.9	$(418.1)	$(18.8)	$1,326.0

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Domains Sold	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	n/a	$445.0
Domain portfolio	120.5	n/a	$(14.4)	106.1
Finite-lived intangible assets:
Customer-related	367.4	$(245.4)	n/a	122.0
Developed technology	226.0	(187.0)	n/a	39.0
Trade names	11.9	(7.5)	n/a	4.4
	$1,170.8	$(439.9)	$(14.4)	$716.5
During 2017, we completed three purchases of intangible assets for $52.0 million in cash. The assets purchased consisted of $50.5 million in indefinite-lived domain portfolios and $1.5 million in customer-related intangible assets. The purchased customer-related intangible assets were valued at cost and are amortized over 36 months. Transaction costs were immaterial and were expensed as incurred.
During 2015, we purchased a customer-related intangible asset for $22.5 million in cash. The purchased intangible asset was valued at cost and is amortized over 48 months based on expected customer attrition. Transaction costs were immaterial and were expensed as incurred.
Customer-related intangible assets, developed technology and trade names have weighted-average useful lives from the date of purchase of 104 months, 73 months and 111 months, respectively. Amortization expense was $117.0 million, $90.2 million and $97.5 million during 2017, 2016 and 2015, respectively. The weighted-average remaining amortization period for amortizable intangible assets was 86 months as of December 31, 2017.

Based on the balance of finite-lived intangible assets at December 31, 2017, expected future amortization expense is as follows:

Year Ending December 31:
2018	$130.3
2019	111.1
2020	104.5
2021	81.8
2022	80.2
Thereafter	220.9
$728.8
6.    Stockholders' Equity
Initial Public Offering
On April 7, 2015, we completed our IPO and sold 26,000 shares of Class A common stock at a public offering price of $20.00 per share, including 2,500 shares purchased by affiliates of certain members of our board of directors (the Board). We received $480.6 million in proceeds, net of underwriting discounts, commissions and direct expenses. We primarily used the net IPO proceeds to make certain payments to the Sponsors and Bob Parsons as described in Note 18 and to repay the senior note payable to YAM and all amounts drawn on our revolving credit loan as described in Note 10.
In connection with the IPO, we completed a series of organizational transactions, including:

•	the amendment and restatement of Desert Newco's limited liability company agreement to, among other things, appoint us as sole managing member and reclassify all LLC Units as non-voting units;

•	the issuance of a total of 90,425 shares of Class B common stock to Desert Newco's pre-IPO owners on a one-to-one basis with the number of LLC Units owned; and

•
the acquisition, by merger, of four members of Desert Newco (the Reorganization Parties), for which we issued an aggregate of 38,826 shares of Class A common stock as consideration for the 38,826 aggregate LLC Units held by such entities (the Investor Corp Mergers). See Note 14.

Restatement of Certificate of Incorporation
Our amended and restated certificate of incorporation authorized the issuance of up to 1,000,000 shares of Class A common stock, up to 500,000 shares of Class B common stock and up to 50,000 shares of undesignated preferred stock, each having a par value of $0.001 per share. Shares of Class A common stock have both economic and voting rights. Shares of Class B common stock have no economic rights, but do have voting rights. Holders of Class A and Class B common stock are entitled to one vote per share and, except as otherwise required, will vote together as a single class on all matters on which stockholders generally are entitled to vote.
We are required to, at all times, maintain (i) a one-to-one ratio between the number of shares of Class A common stock outstanding and the number of LLC Units owned by us and (ii) a one-to-one ratio between the number of shares of Class B common stock and LLC Units owned by Desert Newco's pre-IPO owners. We may issue shares of Class B common stock only to the extent necessary to maintain these ratios. Shares of Class B common stock are transferable only together with an equal number of LLC Units if we, at the election of a pre-IPO owner, exchange LLC Units for shares of Class A common stock.
Secondary Offerings and LLC Unit Repurchase
We have completed several underwritten public offerings in which certain stockholders, including the Sponsors, YAM and certain of our executive officers sold shares of our Class A common stock. We did not receive any proceeds from the shares sold by the selling stockholders in these offerings. We used the net proceeds from the shares sold by us to pay expenses incurred in connection with the offerings. Each offering included the exchange of LLC Units (together with the corresponding shares of Class B common stock) for Class A common stock by the selling stockholders, which resulted in increases in additional paid-in capital, with offsetting reductions in non-controlling interests, and material increases to the liability under the TRAs (see Note 15). Significant details for each offering are as follows:

Offering Date	Offering Price Per Share ($)	Shares Sold by GoDaddy (#)	Proceeds Received by GoDaddy ($)	Aggregate Shares Sold by Selling Stockholders (#)	LLC Units Exchanged by Selling Stockholders (#)	Increase in Additional Paid-in Capital ($)
December 2017(1)	47.32	50	2.4	7,228	4,689	4.7
September 2017	44.00	50	2.2	20,000	13,774	10.8
May 2017	38.50	100	3.7	27,615	16,701	10.8
April 2016	30.25	—	—	18,975	10,382	8.8

(1)	Following the December 2017 secondary offering, TCV no longer owns shares of GoDaddy's common stock.
In May 2017, we repurchased 7,345 LLC units from the Sponsors and YAM for an aggregate of $275.0 million, or $37.44 per share, which is the same per share price, net of discounts and commissions, paid by the underwriters to the selling stockholders in the offering. In connection with this repurchase, the corresponding shares of Class B common stock held by the Sponsors and YAM were canceled. In May 2017, we also sold an aggregate of 521 shares of Class A common stock to certain executives for total proceeds of $19.2 million.
7.    Equity-Based Compensation Plans
On March 31, 2015, we adopted the 2015 Equity Incentive Plan (the 2015 Plan) and reserved a total of 10,285 shares of Class A common stock for issuance thereunder. The shares reserved for issuance under the 2015 Plan also included up to 28,133 shares rolled over from our previous equity plan and from certain other option plans assumed in connection with acquisitions. The number of shares reserved for issuance are increased automatically, on January 1st of each year, by a number equal to the least of (i) 20,571 shares, (ii) 4% of the total shares of all classes of common stock outstanding as of the last day of the preceding year or (iii) such other amount as may be determined by our Board. On January 1, 2017, an additional 6,684 shares were reserved for issuance pursuant to the 2015 Plan. As of December 31, 2017, 16,024 shares were available for issuance as future awards under the 2015 Plan.
On March 31, 2015, we adopted the 2015 Employee Stock Purchase Plan (the ESPP) and reserved a total of 2,000 shares of Class A common stock for issuance thereunder. The number of shares reserved for issuance are increased automatically, on January 1st of each year, by a number equal to the least of (i) 1,000 shares, (ii) 1% of the total shares of all classes of common stock outstanding as of the last day of the preceding year or (iii) such other amount as may be determined by our Board. On January 1, 2017, an additional 1,000 shares were reserved for issuance pursuant to the ESPP. As of December 31, 2017, 2,551 shares were available for issuance under the ESPP.
We grant options at exercise prices equal to the fair market value of our Class A common stock on the grant date. We grant both options and RSUs vesting solely upon the continued employment of the recipient as well as awards vesting upon the achievement of annual or cumulative financial-based targets. We recognize the grant date fair value of equity-based awards as compensation expense over the required service period of each award, taking into account the probability of our achievement of associated performance targets.
We apply the straight-line attribution method to recognize equity-based compensation expense associated with awards not subject to graded vesting. For awards subject to graded vesting and performance based awards, we recognize expense separately for each vesting tranche. We also estimate when and if performance based awards will be earned. If an award is not considered probable of being earned, no amount of expense is recognized. If the award is deemed probable of being earned, expense is recorded over the estimated service period.

The following table summarizes our option activity:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Grant- Date Fair Value ($)	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2014	26,652		8.27
Granted	3,926	9.77	23.66
Exercised	(1,749)		7.65		35.5
Forfeited	(1,410)		13.47
Outstanding at December 31, 2015	27,419		10.25
Granted	2,136	11.97	30.93
Exercised	(9,187)		5.99		242.4
Forfeited	(1,740)		17.25
Outstanding at December 31, 2016	18,628		14.06
Granted	2,077	15.07	38.03
Exercised	(6,000)		10.18		187.1
Forfeited	(1,245)		23.46
Outstanding at December 31, 2017	13,460		18.63	6.6	426.0
Vested at December 31, 2017	6,737		12.72	5.6	253.1
The following table summarizes our RSU activity:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Grant- Date Fair Value ($)
Outstanding at December 31, 2014	87
Granted	52	31.50
Vested	(46)
Forfeited	—
Outstanding at December 31, 2015	93
Granted	3,129	30.98
Vested	(241)
Forfeited	(224)
Outstanding at December 31, 2016	2,757
Granted	2,877	38.68
Vested	(939)
Forfeited	(496)
Outstanding at December 31, 2017	4,199
At December 31, 2017, total unrecognized compensation expense related to non-vested stock options and RSUs was $36.6 million and $87.8 million, respectively, with expected remaining weighted-average recognition periods of approximately 1.7 years and 2.5 years, respectively. We currently believe the performance targets related to the vesting of performance awards will be achieved. If such targets are not achieved, or are subsequently determined to not be probable of being achieved, we will not recognize any compensation expense for performance awards, and will reverse any previously recognized expense on such awards.

8.    Deferred Revenue
Deferred revenue consisted of the following:

	December 31,
	2017	2016
Current:
Domains	$638.5	$531.2
Hosting and presence	444.7	370.8
Business applications	181.6	141.5
	$1,264.8	$1,043.5
Noncurrent:
Domains	$341.3	$311.1
Hosting and presence	183.2	163.4
Business applications	72.3	58.2
	$596.8	$532.7
9.    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2017	2016
Derivative liabilities	$206.4	$—
Accrued payroll and employee benefits	98.7	74.0
Tax-related accruals	78.5	15.8
Accrued acquisition-related expenses and acquisition consideration payable	32.9	13.4
Accrued marketing and advertising expenses	10.3	9.8
Current portion of capital lease obligation	4.8	6.9
Accrued other	38.0	23.1
	$469.6	$143.0
10.    Long-Term Debt
Long-term debt consisted of the following:

	December 31,
	2017	2016
Term loans (effective interest rate of 4.1% at December 31, 2017 and 4.9% at December 31, 2016)	$2,482.3	$1,072.5
Revolving Credit Loan	—	—
Total	2,482.3	1,072.5
Less: unamortized original issue discount on long-term debt(1)	(33.0)	(30.5)
Less: unamortized debt issuance costs(1)	(21.8)	(2.3)
Less: current portion of long-term debt	(16.7)	(4.0)
	$2,410.8	$1,035.7

(1)	Original issue discount and debt issuance costs are amortized to interest expense over the life of the related debt instruments using the effective interest method.

Credit Facility
Our amended and restated secured credit agreement (the Credit Facility) included a $1,100.0 million original balance term loan maturing on May 13, 2021 and an available $150.0 million revolving credit loan maturing on May 13, 2019.
In February 2017, we refinanced the Credit Facility to provide for: (i) a $1,072.5 million seven-year term loan (the Term Loan), (ii) a second $1,425.0 million tranche (the Acquisition Term Loan), which was issued on April 3, 2017 upon the completion of our acquisition of HEG, and (iii) a $150.0 million five-year revolving credit facility, which increased to $200.0 million upon the completion of our acquisition of HEG (the Revolving Credit Loan). See Note 3 for further information regarding our acquisition of HEG.
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
The refinanced Revolving Credit Loan matures on February 15, 2022 and bears interest at a rate equal to, at our option, either (a) LIBOR plus a margin ranging from 2.00% to 2.50% per annum or (b) the higher of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0% plus a margin ranging from 1.00% to 1.50% per annum, with the margins determined based on our first lien net leverage ratio. The refinanced Revolving Credit Loan also contains a financial covenant requiring us to maintain a maximum net leverage ratio of 5.75:1.00 when our usage exceeds 35.0% of the maximum capacity. The net leverage ratio is calculated as the ratio of first lien secured debt less cash and cash equivalents to consolidated EBITDA (as defined in the Credit Facility).
In November 2017, we refinanced the Credit Facility such that borrowings under the term loans bear interest at a rate equal to, at our option, either (a) LIBOR plus 2.25% per annum or (b) 1.25% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%. In addition, the refinancing allows for an additional 0.25% reduction in the interest rate margins upon improvement in our corporate credit rating. The maturity date of the term loans was unchanged.
In evaluating the above refinancings, we compared the net present value cash flows of the previous instruments and the refinanced instruments to determine whether the terms of the new debt and original instruments were "substantially different" on a creditor-by-creditor basis. In each case, certain of the creditors in the loan syndication did not reinvest in the refinanced debt, and we accounted for their proportionate share of the unamortized original issue discount and deferred financing costs as an aggregate $2.0 million loss on debt extinguishment. As the cash flows for all of the continuing creditors varied by less than 10% between the old and new instruments, we concluded that debt modification accounting was appropriate and aggregate fees paid to the lenders of $3.7 million were recorded as additional discount. In addition, $3.3 million in aggregate fees paid to third parties were recorded as general and administrative expense.
In addition to paying interest on the outstanding principal under the term loans, we are required to pay a commitment fee of 0.375% per annum for any unutilized commitments under the Revolving Credit Loan.
Significant terms of the refinanced Credit Facility are as follows:

•
we are required to prepay outstanding term loans, subject to certain exceptions, with percentages of excess cash flow, proceeds of non-ordinary course asset sales or dispositions of property, insurance or condemnation proceeds and proceeds from the incurrence of certain debt;

•
we are restricted by certain covenants, including, among other things, limitations on our ability to incur additional indebtedness, sell assets, incur additional liens, make certain fundamental changes, pay distributions and make certain investments;

•	we are required to maintain certain financial ratios; and

•	all obligations are unconditionally guaranteed by all of our material domestic subsidiaries and is secured by substantially all of our and such subsidiaries real and personal property.

In April 2015, we made a payment of $75.0 million to repay all amounts drawn on the Revolving Credit Loan. At December 31, 2017, we have $200.0 million available for borrowing under the Revolving Credit Loan, and were not in violation of any covenants of the Credit Facility.
The estimated fair value of the term loans was $2,488.5 million at December 31, 2017 based on observable market prices for these loans, which are traded in a less active market and therefore classified as a Level 2 fair value measurement.
Bridge Loan
On April 3, 2017, we entered into a credit agreement pursuant to which we borrowed an aggregate principal amount of €500 million (approximately $533.0 million on the date of issuance) (the Bridge Loan) in connection with the HEG acquisition. Following the sale of PlusServer on August 31, 2017, as further discussed in Note 4, we prepaid the Bridge Loan in its entirety and the underlying bridge credit agreement was canceled. Accordingly, we recognized a $5.3 million loss on debt extinguishment, representing the remaining unamortized original issue discount and debt issuance costs on this loan. As the Bridge Loan was contractually required to be repaid with any proceeds received from the sale of PlusServer, interest expense attributable to the Bridge Loan of $12.4 million in 2017 was recorded within discontinued operations.
Senior Note Repayment
In April 2015, we made a payment to YAM totaling $316.0 million to repay a senior note, consisting of principal of $300.0 million, prepayment premium of $13.5 million, which was recorded as a loss on debt extinguishment, and accrued interest of $2.5 million. Additionally, in connection with the repayment, $7.9 million of unamortized original issue discount and deferred financing costs were recorded as a loss on debt extinguishment. Following this payment, the senior note was canceled.
Future Debt Maturities
Aggregate principal payments, exclusive of any unamortized original issue discount and debt issuance costs, due on long-term debt as of December 31, 2017 are as follows:

Year Ending December 31:
2018	$25.0
2019	25.0
2020	25.0
2021	25.0
2022	25.0
Thereafter	2,357.3
$2,482.3
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

The following table summarizes our outstanding derivative instruments, all of which are designated as cash flow hedges, on a gross basis:

	Notional Amount		Derivative Assets				Derivative Liabilities
	December 31, 2017	December 31, 2016	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
			Balance Sheet Location(2)	Fair Value	Balance Sheet Location(2)	Fair Value	Balance Sheet Location(2)	Fair Value	Balance Sheet Location(2)	Fair Value
Derivative Instrument:
Level 2:
Foreign exchange forward contracts	$241.3	$—	PP	$—	PP	$0.7	ACC	$4.4	ACC	$0.1
Cross-currency swap (1)	1,478.3	—	PP	—	PP	—	ACC	182.9	ACC	—
Interest rate swap	1,315.5	—	PP	—	PP	—	ACC	19.1	ACC	—
Total hedges	$3,035.1	$—		$—		$0.7		$206.4		$0.1

(1)	The notional value for the cross-currency swap reflects €1,234.0 million translated to U.S. dollar at the foreign currency rate in effect at December 31, 2017 of approximately 1.20.

(2)	PP = Prepaid expenses and other current assets; ACC = Accrued expenses and other current liabilities.
The following table summarizes the effect of our designated cash flow hedging derivative instruments on AOCI:

	Unrealized Gains (Losses) Recognized in Other Comprehensive Income
	Year Ended December 31,
	2017	2016	2015
Derivative Instrument:
Foreign exchange forward contracts(1)	$(9.3)	$(0.4)	$3.4
Cross-currency swap	(20.1)	—	—
Interest rate swap	(19.1)	—	—
Total hedges	$(48.5)	$(0.4)	$3.4

(1)	Amounts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.

The following table summarizes the locations and amounts of gains (losses) recognized within earnings related to our cash flow hedging relationships:

	Year Ended December 31,
	2017			2016			2015
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Foreign Exchange Forward Contracts:
Reclassified from AOCI into income	$0.8	$—	$—	$1.8	$—	$—	$—	$—	$—
Cross-Currency Swap:
Reclassified from AOCI into income (1)	—	21.6	(163.8)	—	—	—	—	—	—
Interest Rate Swap:
Reclassified from AOCI into income	—	(12.8)	—	—	—	—	—	—	—
Total hedges	$0.8	$8.8	$(163.8)	$1.8	$—	$—	$—	$—	$—

(1)
The amount reflected in other income (expense), net for 2017 includes $162.8 million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by the cross-currency swap.

As of December 31, 2017, we estimate that approximately $11.0 million of net deferred gains related to our cash flow hedges will be recognized in earnings over the next 12 months. No amounts were excluded from our effectiveness testing during any of the periods presented.
Risk Management Strategies
Foreign Exchange Forward Contracts
We enter into foreign exchange forward contracts with financial institutions to hedge certain forecasted sales transactions denominated in foreign currency. We designate these forward contracts as cash flow hedges, which are recognized as either assets or liabilities at fair value. At December 31, 2017, the total notional amount of such contracts was $241.3 million, all having maturities of twelve months or less.
Cross-Currency Swap Contract
In April 2017, in order to manage variability due to movements in foreign currency rates related to a Euro-denominated intercompany loan, we entered into a five-year cross-currency swap arrangement (the Cross-Currency Swap). The Cross-Currency Swap, which matures on April 3, 2022, had an amortizing notional amount of €1,243.3 million at inception (approximately $1,325.4 million). It converts the 3.00% fixed rate Euro-denominated interest and principal receipts on the intercompany loan into fixed U.S. dollar interest and principal receipts at a rate of 5.44%. Pursuant to the contract, the Euro notional value will be exchanged for the U.S. dollar notional value at maturity. The Cross-Currency Swap has been designated as a cash flow hedge. Accordingly, it is recognized as an asset or liability at fair value and the unrealized gains and losses on the contract are included in gain (loss) on swaps and foreign currency hedging, net within AOCI. Gains and losses are reclassified to interest income or expense over the period the hedged loan affects earnings. As such, amounts recorded in other comprehensive income (loss) (OCI) will be recognized in earnings within or against interest expense when the hedged interest payment is accrued each month. In addition, an amount is reclassified from AOCI to other income (expense), net each reporting period to offset the earnings impact of the hedged instrument.
Interest Rate Swap Contract
In April 2017, in connection with the closing of the Acquisition Term Loan, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement (the Interest Rate Swap) to effectively convert a portion of the variable-rate debt to fixed. The Interest Rate Swap, which matures on April 3, 2022, had an amortizing notional amount of $1,325.4 million at inception and swaps the variable interest rate on our LIBOR-based borrowings for a fixed rate of 5.44%. The objective of the Interest Rate Swap, which is designated as a cash flow hedge and recognized as an asset or liability at fair value, is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged. The unrealized gains and losses on the contract are included in gain (loss) on swaps and foreign currency hedging, net within AOCI. Amounts recorded in OCI will be recognized in earnings within or against interest expense when the hedged interest payment is accrued each month.
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
As a result of our involvement during the construction period, we were considered to be the owner of the construction project for accounting purposes. Upon completion of construction in September 2014, we did not meet the sale-leaseback criteria for derecognition of the building assets and liabilities; therefore, we were required to record an asset representing the total cost of the building paid by the lessor and the lease is accounted for as a financing obligation. We capitalized $18.1 million of construction costs incurred by the lessor, which are being depreciated over an estimated useful life of 40 years. Rent payments are treated as principal and interest payments on the lease financing obligation, with an amount recorded as estimated land lease expense each period. The lease financing obligation at the end of the lease term will approximate the net book value of the building to be relinquished to the lessor. As of December 31, 2017, the lease financing obligation totaled $19.6 million, of which $19.4 million is included in other long-term liabilities.
Future minimum payments under this lease as of December 31, 2017 are as follows:

Year Ending December 31:
2018	$3.2
2019	3.2
2020	3.5
2021	3.6
2022	3.6
Thereafter	8.4
$25.5
Leases
We lease office space, data center space (including commitments for specified levels of power) and certain computer equipment under non-cancelable operating and capital leases expiring at various dates through March 2028. Total operating lease rent expense was $38.3 million, $43.3 million and $42.2 million during 2017, 2016 and 2015, respectively.

Future minimum lease obligations under capital leases and non-cancelable operating leases with initial terms in excess of one year at December 31, 2017 are as follows:

Year Ending December 31:	Capital Leases	Operating Leases
2018	$5.1	$28.8
2019	3.5	24.7
2020	1.1	17.4
2021	—	14.6
2022	—	12.5
Thereafter	—	41.7
Total minimum payments	9.7	$139.7
Less: amount representing interest	(0.4)
Capital lease obligation	$9.3
Service Agreements
We have entered into long-term agreements with certain vendors to provide for software and equipment maintenance, specified levels of bandwidth and other services. Under these arrangements, we are required to make periodic payments. Future minimum obligations under these non-cancelable agreements with initial terms in excess of one year at December 31, 2017 are as follows:

Year Ending December 31:
2018	$27.6
2019	15.9
2020	7.7
2021	4.9
2022	1.9
Thereafter	1.3
Total minimum payments	$59.3
Litigation
From time-to-time, we are a party to litigation and subject to claims incidental to our business, including patent infringement litigation and trademark infringement claims, as well as putative class actions, commercial and consumer protection claims, labor and employment claims, breach of contract claims and other asserted and unasserted claims. We investigate claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. The amounts currently accrued for such matters are not material. While the results of such normal course claims and legal proceedings, regardless of the underlying nature of the claims, cannot be predicted with certainty, management does not believe, based on current knowledge and the likely timing of resolution of various matters, any additional reasonably possible potential losses above the amounts accrued for such matters would be material. Regardless of the final outcomes, legal proceedings may have an adverse effect on us because of defense costs, diversion of management resources and other factors.
Indemnifications
In the normal course of business, we have made indemnities under which we may be required to make payments in relation to certain transactions, including to our directors and officers to the maximum extent permitted under applicable state laws and indemnifications related to certain lease agreements. In addition, certain advertiser and reseller partner agreements contain indemnification provisions, which are generally consistent with those prevalent in the industry. We have not incurred material obligations under indemnification provisions historically, and do not expect to incur material obligations in the future. Accordingly, we have not recorded any liabilities related to such indemnities as of December 31, 2017 and 2016.
We include service level commitments to our customers guaranteeing certain levels of uptime reliability and performance for our hosting and premium DNS products. These guarantees permit those customers to receive credits in the event we fail to meet those levels, with exceptions for certain service interruptions including but not limited to periodic maintenance. We have not incurred any material costs as a result of such commitments during any of the periods presented, and have not recorded any liabilities related to such obligations as of December 31, 2017 and 2016.
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
As of December 31, 2017 and 2016, our accrual for estimated indirect tax liabilities was $18.8 million and $6.1 million, respectively, reflecting our best estimate of the probable liability based on an analysis of our business activities, revenues subject to indirect taxes and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation or settlements could be materially different than the amounts established for indirect tax contingencies. Due to the complexity and uncertainty surrounding indirect tax laws in certain international locations, we believe it is reasonably possible, based on currently available information and analysis, that we may incur additional losses related to indirect taxes, which management estimates to be within the range of $0 to $10.0 million as of December 31, 2017.
13.     Defined Contribution Plan
We maintain defined contribution 401(k) plans covering eligible U.S. employees, who may contribute up to 100% of their compensation, subject to limitations established by the Internal Revenue Code. We match employee contributions on a discretionary basis. Expense for our matching contributions was $9.9 million, $8.5 million and $8.6 million during 2017, 2016 and 2015, respectively.
We maintain defined contribution benefit plans covering eligible foreign employees. Expense related to such plans was not material in any period presented.
14.    Income Taxes
Overview
We are subject to U.S. federal, state and foreign income taxes with respect to our allocable share of any taxable income or loss of Desert Newco, as well as any stand-alone income or loss we generate. Desert Newco has been and will continue to be treated as a partnership for U.S. income tax purposes and for most applicable state and local income tax purposes. As such, Desert Newco is considered a pass-through entity and generally does not pay income taxes on its taxable income in most jurisdictions. Instead, Desert Newco's taxable income or loss is passed through to and included in the taxable income or loss of its members, including us. Despite its partnership treatment, Desert Newco is liable for income taxes in certain foreign jurisdictions in which it operates, in those states not recognizing its pass-through status and for certain of its subsidiaries not taxed as pass-through entities. We have acquired the outstanding stock of various domestic and foreign entities taxed as corporations, which are now owned 100% by us or our subsidiaries. Where required or allowed, these subsidiaries also file and pay tax as a consolidated group for U.S. federal and state income tax purposes and internationally, primarily within the United Kingdom and Germany. We anticipate this structure to remain in existence for the foreseeable future.
Tax Cuts and Jobs Act of 2017
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the TCJA) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. federal corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. We have calculated the impact of the TCJA in accordance with our understanding of the TCJA and guidance available as of the date of this filing, as shown below. The one-time transition tax on the mandatory deemed repatriation of foreign earnings had no effect on our benefit (provision) for income taxes as a result of an estimated accumulated deficit in the earnings of our controlled foreign corporations as of the measurement date. We do not expect the provisions of the TCJA unrelated to the rate reduction or one-time transition tax to have a material impact, primarily due to our corporate structure.
On December 22, 2017, the SEC issued guidance to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. The completion of our 2017 income tax returns, future guidance and additional information and interpretations with the respect to the TCJA may cause us to adjust the provisional amounts recorded as of December 31, 2017. In accordance with the SEC's guidance, we will record such adjustments as current tax expense in the period in which relevant guidance or additional information becomes available and our analysis is complete.
In January 2018, the FASB released guidance on the accounting for the global intangible low-taxed income (GILTI) provisions of the TCJA. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance allows an accounting policy election either to account for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period costs. We are still evaluating the potential impacts.
Benefit (Provision) for Income Taxes
Our tax benefit (provision) includes U.S. federal, state and foreign income taxes. The domestic and foreign components of our income (loss) from continuing operations before income taxes were as follows:

	Year Ended December 31,
	2017	2016	2015
U.S.	$180.6	$(28.5)	$(121.2)
Foreign	(73.8)	7.0	0.6
Income (loss) from continuing operations before income taxes	$106.8	$(21.5)	$(120.6)
Our benefit (provision) for income taxes was as follows:

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$(1.4)	$(0.3)	$(0.3)
State	(0.6)	(0.3)	(0.1)
Foreign	(9.5)	(3.5)	(2.4)
	(11.5)	(4.1)	(2.8)
Deferred:
Federal	9.6	3.1	2.4
State	0.8	0.3	0.4
Foreign	20.0	0.3	0.2
	30.4	3.7	3.0
Benefit (provision) for income taxes	$18.9	$(0.4)	$0.2

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate was as follows:

	Year Ended December 31,
	2017	2016	2015
Expected benefit (provision) at U.S. federal statutory tax rate of 35%	$(37.4)	$7.5	$42.2
Effect of TCJA U.S. federal rate reduction from 35% to 21%, net of the effect on valuation allowances	7.9	—	—
Effect of Desert Newco's corporate subsidiaries	27.4	(0.1)	2.8
TRA liability adjustment	24.3	(3.8)	—
Foreign earnings	(15.3)	(0.9)	(2.2)
State taxes, net of federal benefit	(3.1)	0.1	5.4
Income of non-controlling interests	0.9	(1.8)	(15.6)
Other	(0.4)	0.1	(0.7)
Effect of changes in valuation allowances, excluding effect of TCJA U.S. federal rate reduction	14.6	(1.5)	(31.7)
Benefit (provision) for income taxes	$18.9	$(0.4)	$0.2
The TCJA changed the U.S. federal corporate statutory tax rate from 35% to 21%. The application of this rate reduction to the ending DTAs and DTLs in our U.S. entities provisionally impacted our benefit for income taxes by a net of $7.9 million. This net benefit results from a $327.4 million reduction in deferred tax expense, which was primarily offset by a $335.3 million increase in the associated valuation allowance as we concluded, based primarily on our limited operating history and our historical losses, that the majority of our U.S. DTAs will more-likely-than-not not be realized. The increase in the impact of foreign earnings primarily results from our acquisition of HEG. The TRA liability adjustment primarily represents the non-deductible portion of the benefit resulting from the provisional decrease in the liability under the TRAs due to the TCJA rate reduction.
Deferred Taxes
The components of our net (DTL) DTAs were as follows:

	December 31,
	2017	2016
DTAs:
NOLs	$247.8	$164.8
Credits and incentives	3.0	2.7
Investment in Desert Newco	429.9	180.6
Deferred interest	10.9	10.8
TRA liability	16.8	14.1
Unrealized gains/losses	9.7	—
Other	4.4	2.2
Valuation allowance	(711.1)	(361.5)
Total DTAs	11.4	13.7
DTLs:
Identified intangible assets	(155.8)	(8.7)
Total DTLs	(155.8)	(8.7)
Net (DTL) DTAs	$(144.4)	$5.0
During 2017, the DTAs associated with our investment in Desert Newco increased $674.6 million due to exchanges of LLC Units in the secondary offerings discussed in Note 6, exchanges of additional LLC Units and stock option exercises. Our DTAs were provisionally reduced by a net of $7.9 million as a result of the TCJA U.S. federal rate reduction, as discussed above. Preliminary purchase accounting for our 2017 acquisitions resulted in an increase to our DTLs of $173.7 million, primarily related to intangible assets not deductible for tax purposes. In 2017, we also recorded additional DTAs of $201.6 million as a result of our portion of Desert Newco's losses, primarily those resulting from the impact of an Internal Revenue Service approved filing election made in the current year, offset by a provisional decrease of $118.7 million as a result of the TCJA rate reduction.
As a result of the pre-IPO organizational transactions and the IPO, we acquired LLC Units and have recognized a DTA for the difference between the financial reporting and tax basis of our investment in Desert Newco. In addition, we acquired certain tax attributes from these transactions, including $89.2 million of NOL and credit carryforwards, net of tax. During 2016, the DTAs associated with our investment in Desert Newco increased $183.6 million due to exchanges of LLC Units in the secondary offering discussed in Note 6, exchanges of additional LLC Units and stock option exercises. In 2016, we also recorded additional DTAs of $36.7 million as a result of our portion of Desert Newco's losses.
Based primarily on our limited operating history and our historical losses, we believe there is significant uncertainty as to when we will be able to utilize our NOLs, credit carryforwards and other DTAs. Therefore, we have recorded a valuation allowance against the DTAs for which we have concluded it is more-likely-than-not they will not be realized. As part of the acquisition of HEG, our valuation allowance increased as we believe there is significant uncertainty as to our ability to utilize our NOLs and other carryforwards related to the HEG entities in the United Kingdom.
As of December 31, 2017, we have U.S. federal, state and foreign gross NOLs, credits and incentives, a portion of which will begin to expire in 2030 and continue through 2036, as follows:

	Gross NOLs, Credits and Incentives	Portion Subject to a Valuation Allowance
Federal NOLs and credits	$913.5	$893.9
State NOLs, credits and incentives	1,118.8	1,101.0
Foreign NOLs	30.3	30.0
Total NOLs, credits and incentives	$2,062.6	$2,024.9
Other
We have filed all income tax returns for years through 2016, other than for Germany for which the 2016 pre-acquisition HEG tax returns have not yet been filed. These returns are subject to examination by the taxing authorities in the respective jurisdictions, generally for three or four years after they were filed. Based on our analysis of tax positions taken on income tax returns filed, we have determined no material liabilities related to uncertain income tax positions were required. Although we believe the amounts reflected in our tax returns substantially comply with applicable U.S. federal, state and foreign tax regulations, the respective taxing authorities may take contrary positions based on their interpretation of the law. A tax position successfully changed by a taxing authority could result in an adjustment to our benefit for income taxes in the period in which a final determination is made.
As of December 31, 2017, we have provided income taxes on the earnings of foreign subsidiaries, except to the extent such earnings are considered indefinitely reinvested. We have determined the amount of unrecognized DTL related to these temporary differences to be immaterial.
15.    Payable to Related Parties Pursuant to the TRAs
In the Investor Corp Mergers, we received certain tax attributes, including the OBAs and NOL carryforwards, from the Reorganization Parties. These OBAs entitle us to the depreciation and amortization previously allocable to such parties, which are allowed prior to the utilization of any NOL or tax credit carryforwards against income taxes. If these additional depreciation and amortization deductions are greater than our taxable income, the excess deductions allocated to us will increase the amount of our NOL carryforwards.
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
During 2016, we increased this liability through 1) a $38.5 million reduction of additional paid-in-capital resulting from exchanges of LLC Units in the secondary offering discussed in Note 6 and 2) a $12.5 million charge to our statements of operations, which was primarily due to: (i) an increase in our ownership of Desert Newco, (ii) the finalization of Desert Newco's 2015 taxable income allocated to us and (iii) changes in estimated 2016 taxable income. As of December 31, 2016, the liability under the TRAs was $202.6 million.
During 2017, we decreased this liability through: (i) an $86.2 million benefit to our statements of operations resulting from the U.S. federal corporate tax rate reduction enacted in December 2017 as part of the TCJA, as discussed in Note 14, (ii) a $33.6 million benefit to our statements of operations resulting from the impact of an Internal Revenue Service approved filing election made in the current year, (iii) a $12.2 million increase in additional paid-in capital resulting from an immaterial adjustment related to our accounting for this liability and (iv) a $3.4 million benefit to our statements of operations primarily resulting from our increased ownership of Desert Newco and changes in forecasted taxable income. These decreases were offset by an increase in this liability through an aggregate $85.8 million reduction in additional paid-in capital resulting from exchanges of LLC Units in the secondary offerings discussed in Note 6. As of December 31, 2017, the liability under the TRAs was $153.0 million.
The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact the liability under the TRAs. We have determined it is more-likely-than-not we will be unable to utilize all of our DTAs subject to TRAs; therefore, we have not recorded a liability under the TRAs related to the tax savings we may realize from the utilization of NOL carryforwards and the amortization related to basis adjustments under Code Section 754 created by exchanges of LLC Units, including those associated with secondary offerings. If utilization of these DTAs becomes more-likely-than-not in the future, at such time, we will record liabilities under the TRAs of up to an additional $559.5 million as a result of basis adjustments under Code Section 754 and up to an additional $224.4 million related to the utilization of NOL and credit carryforwards, which will be recorded through charges to our statements of operations. However, if the tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRAs. In this scenario, the reduction of the liability under the TRAs would result in a benefit to our statements of operations. These potential additional liabilities were calculated considering the U.S. federal corporate tax rate reduction enacted in December 2017 as part of the TCJA, as discussed in Note 14.
16.    Income (Loss) Per Share
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
For purposes of calculating loss per share for periods prior to the IPO, including 2015 for which a portion of the period preceded the IPO, we treated the pre-IPO organizational transactions as a merger of entities under common control. Therefore, we have retrospectively reflected loss per share as though these transactions had occurred as of the earliest period presented. For all periods prior to the IPO, we allocated our historical net loss between the Class A stockholders and the non-controlling interests based on their respective share ownership. These calculations do not consider the 26,000 shares of Class A common stock sold in our IPO.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows:

	Year Ended December 31,
	2017	2016	2015
Numerator:
Income (loss) from continuing operations	$125.7	$(21.9)	$(120.4)
Income from discontinued operations, net of income taxes	14.1	—	—
Net income (loss)	139.8	(21.9)	(120.4)
Less: net income (loss) attributable to non-controlling interests	3.4	(5.4)	(73.0)
Net income (loss) attributable to GoDaddy Inc.	$136.4	$(16.5)	$(47.4)
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	108,779	79,835	58,676
Effect of dilutive securities:
Class B common stock	57,999	—	—
Options and vesting LLC Units	8,791	—	—
RSUs and ESPP shares	1,485	—	—
Weighted-average shares of Class A Common stock outstanding—diluted	177,054	79,835	58,676

Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock—basic:
Continuing operations	$1.17	$(0.21)	$(0.81)
Discontinued operations	0.08	—	—
Net income (loss) attributable to GoDaddy Inc.	$1.25	$(0.21)	$(0.81)
Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock—diluted:(1)
Continuing operations	$0.71	$(0.21)	$(0.81)
Discontinued operations	0.08	—	—
Net income (loss) attributable to GoDaddy Inc.	$0.79	$(0.21)	$(0.81)

(1)	The dilutive income per share calculations exclude the net income (loss) attributable to non-controlling interests.
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted income (loss) per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Year Ended December 31,
	2017	2016	2015
Class B common stock	—	82,068	90,366
Options and vesting LLC Units	—	13,517	15,159
RSUs and ESPP shares	—	363	139
	—	95,948	105,664

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

	December 31,
	2017	2016
Class A common stock	132,993	88,558
Class B common stock	35,006	78,554
	167,999	167,112
17.    Geographic Information
Revenue by geography is based on the customer's billing address, and was as follows:

	Year Ended December 31,
	2017	2016	2015
U.S.	$1,504.5	$1,350.1	$1,192.6
International	727.4	497.8	414.7
	$2,231.9	$1,847.9	$1,607.3
No individual international country represented more than 10% of total revenue in any period presented.
Property and equipment, net by geography was as follows:

	Year Ended December 31,
	2017	2016
U.S.	221.2	216.7
France	31.6	—
International	45.1	14.3
	$297.9	$231.0
Other than France, no individual international country represented more than 10% of property and equipment, net in any period presented.
18.    Related Party Transactions
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
During 2017, Desert Newco paid total distributions of $10.0 million based on ownership as of the various payment dates as follows: $4.0 million to YAM, $2.3 million to SLP, $2.1 million to KKR, $1.2 million to TVC and $0.4 million to other Desert Newco owners. During 2016, Desert Newco paid total distributions of $18.4 million based on ownership as of the various payment dates as follows: $7.3 million to YAM, $4.1 million to SLP, $3.9 million to KKR, $2.2 million to TVC and $0.9 million to other Desert Newco owners. Distributions paid in 2015 were not material.
An accrual for tax distributions was not required at December 31, 2017.

Sponsors
Amounts paid to affiliates of KKR related to their participation as lenders under our Credit Facility were as follows:

	Year Ended December 31,
	2017	2016	2015
Principal	$0.1	$0.1	$5.3
Interest and other fees	0.3	0.8	1.4
As of December 31, 2017 and 2016, affiliates of KKR held $15.4 million and $2.9 million, respectively, of the outstanding principal balance of the Term Loan as participating lenders.
On December 16, 2011, we entered into a transaction and monitoring fee agreement with affiliates of certain of the Sponsors pursuant to which those entities provided management and advisory services. In April 2015, we made a final aggregate payment of $26.7 million upon the termination of this agreement following the completion of the IPO, which was charged to general and administrative expense. Following this payment, we have no further obligations under this agreement. In addition, on December 16, 2011, we entered into a separate indemnification agreement with such parties, pursuant to which we agreed to provide customary indemnification to them and their affiliates.
Bob Parsons and YAM
On December 16, 2011, we entered into an executive chairman services agreement with Bob Parsons pursuant to which we were obligated to provide customary benefits related to his service to us. In April 2015, we paid $3.0 million upon the termination of this agreement following the completion of the IPO, which was charged to general and administrative expense. Following this payment, we have no further obligations under this agreement.
Payments made to YAM, other than those associated with the repayment of the senior note in April 2015, as described in Note 10, were as follows:

	Year Ended December 31,
	2017	2016	2015
Interest on the senior note	$—	$—	$9.2
YAM has indemnified us for certain taxes related to periods prior to December 16, 2011 and we have agreed to provide customary indemnification to Bob Parsons related to his service to us.
Other
In the ordinary course of business, we purchase and lease computer equipment, technology licensing and software maintenance and support from affiliates of Dell Inc. (Dell) of which Silver Lake and its affiliates have a significant ownership interest. During 2017, 2016 and 2015, we paid $15.2 million, $15.4 million and $17.5 million, respectively, to Dell.

19.     Accumulated Other Comprehensive Income (Loss)
The following table presents OCI activity accumulated in equity:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Total Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2015	$(0.2)	$3.4	$3.2

Other comprehensive income (loss) before reclassifications	(0.1)	1.4	1.3
Amounts reclassified from AOCI	—	(1.8)	(1.8)
Other comprehensive income (loss) - 2016	(0.1)	(0.4)	(0.5)
Balance as of December 31, 2016	(0.3)	3.0	2.7
Other comprehensive income (loss) before reclassifications	(39.6)	(202.7)	(242.3)
Amounts reclassified from AOCI	(46.9)	154.2	107.3
Other comprehensive income (loss) - 2017	(86.5)	(48.5)	(135.0)
	$(86.8)	$(45.5)	(132.3)
Less: AOCI attributable to non-controlling interests			(46.6)
Balance as of December 31, 2017			$(85.7)

(1)	Amounts shown for our foreign exchange forward contracts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.
The sale of PlusServer in August 2017 resulted in the reclassification from AOCI of $46.9 million in cumulative foreign currency translation adjustments, which was reported in the gain on disposal within discontinued operations. The income tax impact associated with this reclassified amount was not material.
See Note 11 for the effect on net income (loss) of amounts reclassified from AOCI related to our cash flow hedging instruments. The income tax impact associated with these reclassified amounts was not material in any period presented.

20.     Selected Quarterly Financial Data (Unaudited)
The following table contains selected unaudited consolidated statements of operations information for each quarter of 2017 and 2016. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	Dec. 31, 2017	Sept. 30, 2017	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sept. 30, 2016	Jun. 30, 2016	Mar. 31, 2016
Total revenue	$602.2	$582.2	$557.8	$489.7	$485.9	$472.1	$456.2	$433.7
Operating income	23.0	32.1	6.1	5.7	17.9	21.2	9.7	1.3
Income (loss) from continuing operations	98.3	7.1	23.4	(3.1)	(0.8)	8.3	(11.1)	(18.3)
Net income (loss)	94.8	30.0	18.1	(3.1)	(0.8)	8.3	(11.1)	(18.3)
Net income (loss) attributable to GoDaddy Inc.	92.6	22.4	20.8	0.6	(1.9)	4.8	(8.9)	(10.5)

Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock—basic:
Continuing operations	$0.74	$0.05	$0.25	$0.01	$(0.02)	$0.06	$(0.11)	$(0.15)
Discontinued operations	(0.02)	0.15	(0.05)	—	—	—	—	—
Net income (loss) attributable to GoDaddy, Inc.	$0.72	$0.20	$0.20	$0.01	$(0.02)	$0.06	$(0.11)	$(0.15)

Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock—diluted:
Continuing operations	$0.56	$0.04	$0.13	$0.01	$(0.02)	$0.05	$(0.11)	$(0.15)
Discontinued operations	(0.02)	0.13	(0.03)	—	—	—	—	—
Net income (loss) attributable to GoDaddy, Inc.	$0.54	$0.17	$0.10	$0.01	$(0.02)	$0.05	$(0.11)	$(0.15)
21.     Subsequent Events
In January 2018, we entered into a definitive agreement to acquire Main Street Hub, a provider of social media engagement optimization services, for approximately $125.0 million in cash and additional contingent earn-out payments of up to $50.0 million. This transaction is expected to close in the second quarter of 2018, subject to customary regulatory and other closing requirements.

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
Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
In April 2017, we acquired HEG which operated under its own set of systems and internal controls. During 2017, we transitioned certain of HEG's processes to our internal control processes and we expect to transition more of such processes during 2018. Other than with respect to our transition of HEG to our systems and control environment as described above, during the year ended December 31, 2017, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on our assessment under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.
In accordance with guidance issued by the Securities and Exchange Commission, registrants are permitted to exclude material business combinations from their final assessment of internal control over financial reporting for the first fiscal year in which an acquisition occurred. Our management's evaluation of internal control over financial reporting excluded the internal control activities of HEG, which we acquired in April 2017 as discussed in Note 3 to our consolidated financial statements. We have included the results of HEG in our consolidated financial statements from the date of acquisition. Total revenue excluded from our assessment of internal control over financial reporting represented approximately 6.9% of our consolidated total revenue in 2017. Total HEG assets excluded from our assessment of internal control over financial reporting represented approximately 3.0% of our consolidated total assets as of December 31, 2017.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of GoDaddy Inc.
Opinion on Internal Control over Financial Reporting
We have audited GoDaddy Inc.'s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, GoDaddy Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Host Europe Holdings Limited, which is included in the 2017 financial statements of the Company and constituted approximately 3.0% of total assets as of December 31, 2017 and 6.9% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Host Europe Holdings Limited.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 financial statements of the Company and our report dated February 27, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Phoenix, Arizona
February 27, 2018

Item 9B. Other Information
None.
Part III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be included in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2017 (the 2018 Proxy Statement) and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2018 Proxy Statement and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this item will be included in the 2018 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in the 2018 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in the 2018 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be included in the 2018 Proxy Statement and is incorporated herein by reference.

Part IV.
Item 15. Exhibits, Financial Statement Schedules
We have filed the following documents as part of this Annual Report on Form 10-K:
Consolidated Financial Statements
Our consolidated financial statements are listed in the "Index to Consolidated Financial Statements" under Item 8 "Financial Statements and Supplementary Data."
Financial Statement Schedules
All other schedules have been omitted because they are either not required, not applicable or the required information is otherwise included.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Reorganization Agreement dated as of March 31, 2015, by and among GoDaddy Inc., Desert Newco, LLC and the other parties named therein	8-K	001-36904	2.1	4/6/2015
2.2#	Agreement on the sale and purchase of all shares in Host Europe Holdings Limited and certain loan notes issued by Host Europe Finance Co. Limited, dated as of December 5, 2016, by and among Go Daddy Operating Company, LLC, Desert Newco, LLC, the Cinven Sellers identified on Schedule 1 thereto, the Minority Sellers identified in Schedule 2 thereto, the Management Sellers identified on Schedule 3 thereto, and Cinven Capital Management (V) GP Ltd, as the Sellers' Representative	8-K	001-36904	2.1	12/9/2016
2.3	Management Warranty Deed, dated as of December 5, 2016, by and among Patrick Pulvermüller and Tobias Mohr and Go Daddy Operating Company, LLC	8-K	001-36904	2.2	12/9/2016
2.4#	Share Purchase Agreement, dated July 15, 2017, by and between Host Europe GmbH and Blitz 17-568	8-K	001-36904	2.1	7/18/2017
3.1	Amended and Restated Certificate of Incorporation of GoDaddy Inc.	8-K	001-36904	3.1	4/6/2015
3.2	Amended and Restated Bylaws of GoDaddy Inc.	8-K	001-36904	3.2	4/6/2015
4.1	Specimen common stock certificate of GoDaddy Inc.	S-1/A	333-196615	4.1	3/19/2015
4.2	Amended and Restated Registration Rights Agreement, dated as of March 31, 2015, by and among GoDaddy Inc., Desert Newco, LLC and the other parties named therein	8-K	001-36904	10.3	4/6/2015
4.3	Stockholder Agreement, dated as of March 31, 2015, by and among GoDaddy Inc., Desert Newco, LLC and the other parties named therein	8-K	001-36904	10.4	4/6/2015
4.4	Exchange Agreement, dated as of March 31, 2015, by and among GoDaddy Inc., Desert Newco, LLC and the other parties named therein	8-K	001-36904	10.2	4/6/2015
4.5+	GoDaddy Inc. 2015 Equity Incentive Plan, and form of agreements thereunder	S-8	333-203166	4.2	4/1/2015
4.6+	GoDaddy Inc. 2015 Employee Stock Purchase Plan, as amended on June 27, 2016, and form of agreements thereunder	10-Q	001-36904	4.1	11/2/2016
4.7+	Desert Newco, LLC 2011 Unit Incentive Plan, as amended, and form of agreements thereunder	S-8	333-203166	4.4	4/1/2015
4.8+	Locu, Inc. Amended and Restated 2011 Equity Incentive Plan, and form of agreements thereunder	S-1/A	333-196615	10.10	2/13/2015
4.9+	Bootstrap, Inc. 2008 Stock Plan, and form of agreements thereunder	S-1/A	333-196615	10.11	2/13/2015
4.10+	The Go Daddy Group, Inc. 2006 Equity Incentive Plan	S-1/A	333-196615	10.28	3/19/2015
10.1	Third Amended and Restated Limited Liability Company Agreement of Desert Newco, LLC, dated as of March 31, 2015, by and among GoDaddy Inc., Desert Newco, LLC and the other parties named therein	8-K	001-36904	10.1	4/6/2015
10.2	Tax Receivable Agreement (Exchanges) dated as of March 31, 2015, by and among GoDaddy Inc. and the persons named therein	8-K	001-36904	10.5	4/6/2015
10.3	Tax Receivable Agreement (KKR Co-Invest Reorganization) dated as of March 31, 2015, by and among GoDaddy Inc. and GDG Co-Invest Blocker L.P.	8-K	001-36904	10.6	4/6/2015
10.4	Tax Receivable Agreement (KKR Reorganization) dated as of March 31, 2015, by and among GoDaddy Inc. and KKR 2006 GDG Blocker L.P.	8-K	001-36904	10.7	4/6/2015
10.5	Tax Receivable Agreement (SLP Reorganization) dated as of March 31, 2015, by and among GoDaddy Inc. and SLP III Kingdom Feeder I, L.P.	8-K	001-36904	10.8	4/6/2015
10.6	Tax Receivable Agreement (TCV Reorganization) dated as of March 31, 2015, by and among GoDaddy Inc. and TCV VII (A) L.P.	8-K	001-36904	10.9	4/6/2015
10.7	Registrar Accreditation Agreement, dated July 14, 2013, by and between GoDaddy.com, LLC and Internet Corporation for Assigned Names and Numbers	S-1	333-196615	10.16	6/9/2014
10.8	.COM Registry-Registrar Agreement, dated July 5, 2012, by and between GoDaddy.com, LLC and VeriSign, Inc.	S-1	333-196615	10.17	6/9/2014
10.9	Amendment No. 5 to Credit Agreement, including as Annex A, the Second Amended and Restated Credit Agreement, dated as of February 15, 2017, by and among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, Inc., Barclays Bank PLC, Deutsche Bank Securities Inc., RBC Capital Markets, KKR Capital Markets LLC, J.P. Morgan Securities LLC, Morgan Stanley Senior Funding Inc., and Citigroup Global Markets, Inc. (the Fifth Amendment)	8-K	001-36904	10.1	2/16/2017

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.10	Bridge Credit Agreement, dated as of April 3, 2017, among Desert Newco, LLC, GD Finance Co., Inc., the several lenders from time to time parties hereto, Barclays Bank PLC, as the Administrative Agent and a Lender, and Barclays Bank PLC, Deutsche Bank Securities, Inc., Citigroup Global Markets Inc., RBC Capital Markets, J.P. Morgan Chase Bank, N.A., HSBC Securities (USA) Inc., SG Americas Securities, LLC, as Joint Lead Arrangers and Bookrunners (the Bridge Credit Agreement)	8-K	001-36904	10.1	4/4/2017
10.11	Amendment No. 1 to the Fifth Amendment, dated as of November 22, 2017	8-K	001-36904	10.1	11/22/2017
10.12	Technical Amendment to the Fifth Amendment	8-K	001-36904	10.1	5/26/2017
10.13	Technical Amendment to the Bridge Credit Agreement	8-K	001-36904	10.2	5/26/2017
10.14	Agreement, dated as of August 1, 2014, by and between The Go Daddy Group, Inc. and Desert Newco, LLC, and certain other parties named therein	S-1/A	333-196615	10.18	8/14/2014
10.15	Form of Indemnification Agreement	S-1/A	333-196615	10.20	2/24/2015
10.16+	Executive Incentive Compensation Plan	S-1/A	333-196615	10.22	2/24/2015
10.17	Form of Indemnification Agreement between the Company and its directors and officers	S-1/A	333-196615	10.20	2/24/2015
10.18+	Amendment to Employment Agreement, dated August 21, 2017, by and among GoDaddy.com, LLC, Desert Newco, LLC and Blake Irving	10-Q	001-36904	10.1	11/8/2017
10.19+	Employment Agreement, dated August 21, 2017, by and among GoDaddy.com, LLC, Desert Newco, LLC and Scott Wagner	10-Q	001-36904	10.2	11/8/2017
10.20+	Employment Agreement, dated as of June 1, 2014, by and among GoDaddy.com, LLC, Desert Newco, LLC and Arne Josefsberg	S-1/A	333-196615	10.25	2/24/2015
10.21+	Employment Agreement, dated as of June 1, 2014, by and among GoDaddy.com, LLC, Desert Newco, LLC and James Carroll	10-Q	001-36904	10.1	8/4/2016
10.22+	Employment Agreement, dated as of August 1, 2016, by and among GoDaddy.com, LLC, Desert Newco, LLC and Ray E. Winborne	10-Q	001-36904	10.1	11/2/2016
10.23+	Offer Letter, dated February 18, 2016, between GoDaddy Inc. and Brian Sharples	8-K	001-36904	10.1	3/10/2016
10.24+	Employment Agreement, dated July 11, 2016, by and among GoDaddy.com, LLC, Desert Newco, LLC and Barbara Rechterman	10-Q	001-36904	10.2	5/8/2017
10.25+	Employment Agreement, dated September 20, 2016, by and among GoDaddy.com, LLC, Desert Newco, LLC and Nima Kelly	10-Q	001-36904	10.1	5/8/2017
10.26+	Offer Letter, dated January 16, 2018, between GoDaddy Inc. and Mark Garrett	8-K	001-36904	10.1	2/2/2018
10.27	Unit Purchase Agreement, dated as of May 4, 2017, by and among Desert Newco, LLC and the entities identified on Schedule A thereto	8-K	001-36904	10.1	5/10/2017
21.1*	List of subsidiaries of GoDaddy Inc.
23.1*	Consent of independent registered public accounting firm
24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates management contract or compensatory plan or arrangement.
#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. GoDaddy Inc. agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request.
*	Filed herewith.
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

GODADDY INC.

Date:	February 27, 2018	/s/ Scott W. Wagner
Scott W. Wagner Chief Executive Officer

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Scott W. Wagner and Ray E. Winborne, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Scott W. Wagner	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2018
Scott W. Wagner
/s/ Ray E. Winborne	Chief Financial Officer (Principal Financial Officer)	February 27, 2018
Ray E. Winborne
/s/ Rebecca Morrow	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2018
Rebecca Morrow
/s/ Charles J. Robel	Chairman of the Board of Directors	February 27, 2018
Charles J. Robel
/s/ Herald Y. Chen	Director	February 27, 2018
Herald Y. Chen
/s/ Mark Garrett	Director	February 27, 2018
Mark Garrett
/s/ Blake J. Irving	Director	February 27, 2018
Blake J. Irving
/s/ Gregory K. Mondre	Director	February 27, 2018
Gregory K. Mondre
/s/ John I. Park	Director	February 27, 2018
John I. Park
/s/ Bob Parsons	Director	February 27, 2018
Bob Parsons
/s/ Elizabeth S. Rafael	Director	February 27, 2018
Elizabeth S. Rafael
/s/ Brian H. Sharples	Director	February 27, 2018
Brian H. Sharples
/s/ Lee E. Wittlinger	Director	February 27, 2018
Lee E. Wittlinger