Form 10-Q
period 2018-03-31
GoDaddy Inc.
filed 2018-05-09
CIK 1609711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                         ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒
As of May 3, 2018, there were 148,775,280 shares of GoDaddy Inc.'s Class A common stock, $0.001 par value per share, outstanding and 22,058,628 shares of GoDaddy Inc.'s Class B common stock, $0.001 par value per share, outstanding.

GoDaddy Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2018

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

•
our ability to integrate acquisitions, including our acquisition of Host Europe Holdings Limited (HEG) and our proposed acquisition of Main Street Hub, and to deliver a broader range of cloud-based products built on a single global technology platform;

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
Unless expressly indicated or the context suggests otherwise, references to GoDaddy, we, us and our refer to GoDaddy Inc. and its consolidated subsidiaries, including Desert Newco, LLC and its subsidiaries (Desert Newco). We refer to Kohlberg Kravis Roberts & Co. L.P., together with its affiliates, as KKR. We refer to Silver Lake Partners, together with its affiliates, as Silver Lake. We refer to YAM Special Holdings, Inc., of which Robert R. Parsons, our founder and a member of our board of directors, is the sole beneficial owner, as YAM.

iii

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
GoDaddy Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except shares in thousands and per share amounts)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$710.7	$582.7
Short-term investments	18.8	12.3
Accounts and other receivables	24.0	18.4
Registry deposits	41.2	34.7
Prepaid domain name registry fees	365.9	351.5
Prepaid expenses and other current assets	60.7	59.9
Total current assets	1,221.3	1,059.5
Property and equipment, net	295.3	297.9
Prepaid domain name registry fees, net of current portion	184.9	180.8
Goodwill	2,898.3	2,859.9
Intangible assets, net	1,317.4	1,326.0
Other assets	13.8	14.2
Total assets	$5,931.0	$5,738.3
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$57.9	$59.6
Accrued expenses and other current liabilities	492.3	469.6
Deferred revenue	1,345.6	1,264.8
Long-term debt	16.7	16.7
Total current liabilities	1,912.5	1,810.7
Deferred revenue, net of current portion	622.9	596.8
Long-term debt, net of current portion	2,406.6	2,410.8
Payable to related parties pursuant to tax receivable agreements	167.6	153.0
Other long-term liabilities	78.1	75.0
Deferred tax liabilities	147.0	145.5
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value - 50,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value - 1,000,000 shares authorized; 148,359 and 132,993 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	0.1	0.1
Class B common stock, $0.001 par value - 500,000 shares authorized; 22,081 and 35,006 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	537.6	484.4
Retained earnings	91.0	87.7
Accumulated other comprehensive loss	(80.4)	(85.7)
Total stockholders' equity attributable to GoDaddy Inc.	548.3	486.5
Non-controlling interests	48.0	60.0
Total stockholders' equity	596.3	546.5
Total liabilities and stockholders' equity	$5,931.0	$5,738.3
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except share amounts in thousands and per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenue:
Domains	$291.7	$240.8
Hosting and presence	239.8	178.3
Business applications	101.7	70.6
Total revenue	633.2	489.7
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	215.3	176.8
Technology and development	102.0	80.2
Marketing and advertising	74.5	67.4
Customer care	80.4	67.0
General and administrative	76.4	61.0
Depreciation and amortization	57.8	31.6
Total costs and operating expenses	606.4	484.0
Operating income	26.8	5.7
Interest expense	(23.8)	(12.8)
Tax receivable agreements liability adjustment	(0.1)	5.0
Loss on debt extinguishment	—	(1.7)
Other income (expense), net	1.0	1.7
Income (loss) before income taxes	3.9	(2.1)
Benefit (provision) for income taxes	0.3	(1.0)
Net income (loss)	4.2	(3.1)
Less: net income (loss) attributable to non-controlling interests	0.9	(3.7)
Net income attributable to GoDaddy Inc.	$3.3	$0.6
Net income attributable to GoDaddy Inc. per share of Class A common stock:
Basic	$0.02	$0.01
Diluted	$0.02	$0.01
Weighted-average shares of Class A common stock outstanding:
Basic	137,841	89,600
Diluted	178,787	100,242
___________________________
(1) Costs and operating expenses include equity-based compensation expense as follows:
Technology and development	$13.7	$8.4
Marketing and advertising	2.9	1.7
Customer care	1.2	0.4
General and administrative	13.7	5.9
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(In millions)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$4.2	$(3.1)
Foreign exchange forward contracts gain (loss), net	(0.7)	(2.0)
Unrealized swap gain (loss), net	3.0	—
Change in foreign currency translation adjustment	5.6	—
Comprehensive income (loss)	12.1	(5.1)
Less: comprehensive income attributable to non-controlling interests	3.5	—
Comprehensive income (loss) attributable to GoDaddy Inc.	$8.6	$(5.1)
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statement of Stockholders' Equity (unaudited)
(In millions, except share amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	132,993	$0.1	35,006	$—	$484.4	$87.7	$(85.7)	$60.0	$546.5
Net income	—	—	—	—	—	3.3	—	0.9	4.2
Equity-based compensation expense	—	—	—	—	31.5	—	—	—	31.5
Stock option exercises	1,632	—	—	—	24.4	—	—	(3.7)	20.7
Effect of exchanges of LLC Units	12,925	—	(12,925)	—	11.8	—	—	(11.8)	—
Liability pursuant to the tax receivable agreements resulting from exchanges of LLC Units	—	—	—	—	(14.5)	—	—	—	(14.5)
Gain (loss) on swaps and foreign currency hedging, net	—	—	—	—	—	—	2.3	—	2.3
Change in foreign currency translation adjustment	—	—	—	—	—	—	5.6	—	5.6
Accumulated other comprehensive income (loss) attributable to non-controlling interests	—	—	—	—	—	—	(2.6)	2.6	—
Vesting of restricted stock units	809	—	—	—	—	—	—	—	—
Balance at March 31, 2018	148,359	$0.1	22,081	$—	$537.6	$91.0	$(80.4)	$48.0	$596.3
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net income (loss)	$4.2	$(3.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	57.8	31.6
Equity-based compensation	31.5	16.4
Other	1.9	2.7
Changes in operating assets and liabilities, net of amounts acquired:
Registry deposits	(6.4)	1.9
Prepaid domain name registry fees	(17.4)	(22.8)
Accrued expenses and other current liabilities	(16.8)	(1.4)
Deferred revenue	103.1	94.7
Other operating assets and liabilities	(9.5)	6.6
Net cash provided by operating activities	148.4	126.6
Investing activities
Purchases of short-term investments	(6.9)	(6.4)
Maturities of short-term investments	0.4	0.6
Business acquisitions, net of cash acquired	(6.6)	(4.0)
Payment of PlusServer sales price adjustment	(4.3)	—
Purchases of property and equipment	(16.1)	(19.8)
Net cash used in investing activities	(33.5)	(29.6)
Financing activities
Proceeds received from:
Stock option exercises	20.7	13.9
Payments made for:
Financing-related costs	—	(9.1)
Distributions to holders of LLC Units	—	(7.0)
Repayment of term loans	(6.2)	—
Capital leases and other financing obligations	(2.6)	(2.7)
Net cash provided by (used in) financing activities	11.9	(4.9)
Effect of exchange rate changes on cash and cash equivalents	1.2	—
Net increase in cash and cash equivalents	128.0	92.1
Cash and cash equivalents, beginning of period	582.7	566.1
Cash and cash equivalents, end of period	$710.7	$658.2
Supplemental cash flow information:
Cash paid during the period for:
Interest on long-term debt, net of swap benefit	$20.5	$8.8
Income taxes, net of refunds received	$5.3	$1.4
Supplemental information for non-cash investing and financing activities:
Fair value of contingent consideration in connection with business acquisitions	$2.2	$—
Accrued capital expenditures at period end	$10.5	$8.0
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts in thousands and per share amounts)
1.    Organization and Background
Organization
We are the sole managing member of Desert Newco, and as a result, we consolidate its financial results and report non-controlling interests representing the economic interests held by its other members. Non-controlling interests excludes any net income (loss) attributable directly to GoDaddy Inc. We owned approximately 87% of Desert Newco's limited liability company units (LLC Units) as of March 31, 2018.
Basis of Presentation
Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP), and include our accounts and the accounts of our subsidiaries. All material intercompany accounts and transactions have been eliminated.
Our interim financial statements are unaudited, and in our opinion, include all adjustments of a normal recurring nature necessary for the fair presentation of the periods presented. The results for the interim periods are not necessarily indicative of the results to be expected for any subsequent period or for the year ending December 31, 2018.
These financial statements should be read in conjunction with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the 2017 Form 10-K).

Use of Estimates
GAAP requires us to make estimates and assumptions affecting amounts reported in our financial statements. Our more significant estimates include:

•	the determination of the relative stand-alone selling price of the indicated performance obligations included in revenue arrangements with multiple performance obligations;

•	the fair value of assets acquired and liabilities assumed in business acquisitions;

•	the assessment of recoverability of long-lived assets, including property and equipment, goodwill and intangible assets;

•	the estimated reserve for refunds;

•	the estimated useful lives of intangible and depreciable assets;

•	the grant date fair value of equity-based awards;

•	the fair value of financial instruments;

•	the recognition, measurement and valuation of current and deferred income taxes;

•	the recognition and measurement of amounts payable under TRAs or as tax distributions to Desert Newco's owners; and

•	the recognition and measurement of loss contingencies, indirect tax liabilities and certain accrued liabilities.
We periodically evaluate these estimates and adjust prospectively, if necessary. We believe our estimates and assumptions are reasonable; however, actual results may differ from our estimates.
Segment and Reporting Unit
As of March 31, 2018, our chief operating decision maker function was comprised of our Chief Executive Officer who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance for the entire company. Accordingly, we have a single operating segment and reporting unit.

2.    Summary of Significant Accounting Policies
Revenue Recognition
Adoption of New Standard on Revenue from Contracts with Customers
On January 1, 2018, we adopted the Financial Accounting Standards Board's (FASB) new revenue recognition standard using the modified retrospective method applied to those contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new standard, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting.
The adoption of the new standard did not have a material impact to our financial statements.
Revenue Recognition
Revenue is recognized when control of the promised services is transferred to our customers, in an amount reflecting the consideration we expect to be entitled to in exchange for those services.
We typically receive payment at the time of sale, the purpose of which is to provide our customers with a simplified and predictable way of purchasing our services. We have determined that our contracts do not include a significant financing component. Payments received in advance of our performance are recorded as deferred revenue. Revenue is recognized net of allowances for returns and applicable transaction-based taxes collected from customers.
Our products are generally sold with a right of return within our policy, which are accounted for as variable consideration when estimating the amount of revenue to recognize. Refunds are estimated at contract inception using the expected value method based on historical refund experience and updated each reporting period as additional information becomes available and only to the extent it is probable a significant reversal of any incremental revenue will not occur. Refunds reduce deferred revenue at the time they are granted and resulted in a reduced amount of revenue recognized over the contract term of the applicable service compared to the amount originally expected.
Our revenue is categorized and disaggregated as reflected in our statements of operations, as follows:
Domains. Domains revenue primarily consists of domain registrations and renewals, domain privacy, domain application fees, domain back-orders, aftermarket domain sales and fee surcharges paid to ICANN. Domain registrations provide a customer with the exclusive use of a domain during the applicable contract term. After the contract term expires, unless renewed, the customer can no longer access the domain. Consideration is recorded as deferred revenue when received, which is typically at the time of sale, and revenue, other than for aftermarket domain sales, is recognized over the period in which the performance obligations are satisfied, which is generally over the contract term. Aftermarket domain revenue is recognized when ownership of the domain is transferred to the buyer.
Hosting and presence. Hosting and presence revenue primarily consists of website hosting products, website building products and services, website security products, an online shopping cart and online visibility products. Consideration is recorded as deferred revenue when received, which is typically at the time of sale, and revenue is recognized over the period in which the performance obligations are satisfied, which is generally over the contract term.
Business applications. Business applications revenue primarily consists of third-party productivity applications, email accounts and email marketing tools. Consideration is recorded as deferred revenue when received, which is typically at the time of sale, and revenue is recognized over the period in which the performance obligations are satisfied, which is generally over the contract term.
See Note 6 for additional information regarding our deferred revenue. See Note 14 for our revenue disaggregated by geography.

Arrangements with Multiple Performance Obligations
Our contracts with customers may include multiple performance obligations, which are generally capable of being distinct, including a combination of some or all of the following: domain registrations, website hosting products, website building products and services, website security products and other cloud-based products. For such arrangements, we allocate revenue to each distinct performance obligation based on its relative stand-alone selling price (SSP). We generally determine SSP based on prices charged to customers for individual products and services, taking into consideration factors including historical and expected discounting practices, the size, volume and term length of transactions, customer demographics, the geographic areas in which our products and services are sold and our overall go-to-market strategy.
Principal versus Agent Considerations
We sell our products and services directly to customers and also through a network of resellers. In certain cases, we act as a reseller of products provided by others. The determination of gross or net revenue recognition is reviewed on a product-by-product basis and is dependent on whether we act as principal or agent in the transaction. Revenue associated with sales through our network of resellers, for certain aftermarket domain sales and for third-party offerings is recorded on a gross basis as we have determined that we control the product before transferring it to end customers.
Assets Recognized from the Costs to Obtain a Contract with a Customer
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect to receive the benefit of those costs. Commissions paid to our resellers are capitalized and then expensed to cost of revenue consistent with the pattern of transfer of the service to which the asset relates.
Fair Value Measurements
The following tables set forth assets and liabilities measured at fair value on a recurring basis:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Reverse repurchase agreements(1)	$—	$145.0	$—	$145.0
Commercial paper	—	69.9	—	69.9
Short-term investments:
Certificates of deposit and time deposits	1.0	—	—	1.0
Commercial paper	—	17.8	—	17.8
Derivative assets	—	1.9	—	1.9
Total assets measured and recorded at fair value	$1.0	$234.6	$—	$235.6
Liabilities:
Contingent consideration liabilities	$—	$—	$24.2	$24.2
Derivative liabilities	—	246.3	—	246.3
Total liabilities measured and recorded at fair value	$—	$246.3	$24.2	$270.5

(1)	Reverse repurchase agreements include a $70.0 million repurchase agreement with Morgan Stanley, callable with 31 days notice, and a $75.0 million one-week repurchase agreement with Wells Fargo.

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Reverse repurchase agreements(1)	$—	$130.0	$—	$130.0
Commercial paper	—	50.0	—	50.0
Short-term investments:
Certificates of deposit and time deposits	0.4	—	—	0.4
Commercial paper	—	11.9	—	11.9
Total assets measured and recorded at fair value	$0.4	$191.9	$—	$192.3
Liabilities:
Contingent consideration liabilities	$—	$—	$20.7	$20.7
Derivative liabilities	—	206.4	—	206.4
Total liabilities measured and recorded at fair value	$—	$206.4	$20.7	$227.1

(1)	Reverse repurchase agreements include a $70.0 million repurchase agreement with Morgan Stanley, callable with 31 days notice, and a $60.0 million one-week repurchase agreement with Wells Fargo.
No material adjustments were made to the fair values of our Level 3 contingent consideration liabilities during any of the periods presented. We have no other material assets or liabilities measured at fair value on a recurring basis.
Recent Accounting Pronouncements
In February 2016, the FASB issued new guidance related to accounting for leases. The new standard requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. We will adopt the new standard on January 1, 2019. Lessees will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. While we continue to evaluate the effect of adopting this guidance, we expect our operating leases will be subject to the new guidance. We will recognize right-of-use assets and lease liabilities in our consolidated balance sheets upon adoption, which will increase our total assets and liabilities.
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
In November 2016, the FASB issued new guidance requiring amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the amounts shown on the statement of cash flows. Our adoption of this new guidance on January 1, 2018, did not have a material impact.
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

In May 2017, the FASB issued new guidance to amend the scope of modification accounting for share-based payment arrangements. The amendment provides guidance on the types of changes to the terms or conditions of share-based payment awards which would require an entity to apply modification accounting. Our adoption of this new guidance on January 1, 2018, did not have a material impact.
3.    Goodwill and Intangible Assets
The following table summarizes changes in our goodwill balance:

Balance at December 31, 2017	$2,859.9
Goodwill related to acquisitions(1)	4.8
Impact of foreign currency translation	33.6
Balance at March 31, 2018	$2,898.3

(1)	Goodwill related to acquisitions includes measurement period adjustments related to acquisitions completed in 2017.
Intangible assets are as follows:

	March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Domains Sold	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	n/a	$445.0
Domain portfolio	171.0	n/a	$(19.5)	151.5
Finite-lived intangible assets:
Customer-related	886.2	$(340.9)	n/a	545.3
Developed technology	177.8	(80.7)	n/a	97.1
Trade names	96.8	(18.3)	n/a	78.5
	$1,776.8	$(439.9)	$(19.5)	$1,317.4

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Domains Sold	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	n/a	$445.0
Domain portfolio	171.0	n/a	$(18.8)	152.2
Finite-lived intangible assets:
Customer-related	868.0	$(320.4)	n/a	547.6
Developed technology	184.5	(82.2)	n/a	102.3
Trade names	94.4	(15.5)	n/a	78.9
	$1,762.9	$(418.1)	$(18.8)	$1,326.0
Customer-related intangible assets, developed technology and trade names have weighted-average useful lives from the date of purchase of 104 months, 73 months and 111 months, respectively. Amortization expense was $33.2 million and $13.9 million for the three months ended March 31, 2018 and 2017, respectively. The weighted-average remaining amortization period for amortizable intangible assets was 84 months as of March 31, 2018.

Based on the balance of finite-lived intangible assets at March 31, 2018, expected future amortization expense is as follows:

Year Ending December 31:
2018 (remainder of)	$100.6
2019	114.8
2020	108.1
2021	85.5
2022	83.8
Thereafter	228.1
$720.9
4.    Stockholders’ Equity
Secondary Offering
In March 2018, we completed an underwritten public offering in which KKR, SLP and YAM sold an aggregate of 16,916 shares of our Class A common stock at a public offering price of $55.53 per share. We did not receive any proceeds from the shares sold by the selling stockholders. The offering included the exchange of 12,821 LLC Units (together with the corresponding shares of Class B common stock) for Class A common stock by the selling stockholders, which resulted in a $11.2 million increase in additional paid-in capital, with an offsetting reduction in non-controlling interests, and a $14.5 million increase to the liability under the TRAs as described in Note 12.
5.    Equity-Based Compensation Plans
As of December 31, 2017, 16,024 shares of Class A common stock were available for issuance as future awards under the 2015 Equity Incentive Plan (the 2015 Plan). On January 1, 2018, an additional 6,720 shares were reserved for issuance pursuant to the automatic increase provisions of the 2015 Plan. As of March 31, 2018, 19,967 shares were available for issuance as future awards under the 2015 Plan.
As of December 31, 2017, 2,551 shares of Class A common stock were available for issuance under the 2015 Employee Stock Purchase Plan (the ESPP). On January 1, 2018, an additional 1,000 shares were reserved for issuance pursuant to the ESPP. As of March 31, 2018, 3,551 shares were available for issuance under the ESPP.
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
The following table summarizes our option activity:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Grant- Date Fair Value ($)	Weighted- Average Exercise Price ($)
Outstanding at December 31, 2017	13,460		18.63
Granted	965	20.96	58.78
Exercised	(1,632)		12.74
Forfeited	(91)		25.25
Outstanding at March 31, 2018	12,702		22.39
Vested at March 31, 2018	7,345		13.71

The following table summarizes our RSU activity:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Grant- Date Fair Value ($)
Outstanding at December 31, 2017	4,199
Granted	1,986	59.20
Vested	(809)
Forfeited	(83)
Outstanding at March 31, 2018	5,293
At March 31, 2018, total unrecognized compensation expense related to non-vested stock options and RSUs was $46.8 million and $161.0 million, respectively, with expected remaining weighted-average recognition periods of 2.3 years and 2.8 years, respectively. We currently believe the performance targets related to the vesting of performance awards will be achieved. If such targets are not achieved, or are subsequently determined to not be probable of being achieved, we will not recognize any compensation expense for performance awards not expected to vest, and will reverse any previously recognized expense on such awards.
6.    Deferred Revenue
Deferred revenue consists of the following:

	March 31, 2018	December 31, 2017
Current:
Domains	$676.4	$638.5
Hosting and presence	470.1	444.7
Business applications	199.1	181.6
	$1,345.6	$1,264.8
Noncurrent:
Domains	$355.0	$341.3
Hosting and presence	188.9	183.2
Business applications	79.0	72.3
	$622.9	$596.8
The increase in the deferred revenue balance is primarily driven by payments received in advance of satisfying our performance obligations, offset by $457.0 million of revenue recognized during the three months ended March 31, 2018 that was included in the deferred revenue balance as of December 31, 2017. The deferred revenue balance as of March 31, 2018 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied.
Deferred revenue as of March 31, 2018 is expected to be recognized as revenue as follows:

	Remainder of 2018	2019	2020	2021	2022	Thereafter	Total

Domains	$583.9	$244.9	$87.5	$48.6	$27.9	$38.6	$1,031.4
Hosting and presence	411.7	160.5	58.9	15.0	7.3	5.6	659.0
Business applications	175.0	66.7	25.2	6.5	2.8	1.9	278.1
	$1,170.6	$472.1	$171.6	$70.1	$38.0	$46.1	$1,968.5

7.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2018	December 31, 2017
Derivative liabilities	$246.3	$206.4
Accrued payroll and employee benefits	65.5	93.6
Tax-related accruals	53.0	55.5
Accrued acquisition-related expenses and acquisition consideration payable	28.7	32.9
PlusServer transaction tax and bonus accruals	23.6	28.1
Accrued marketing and advertising expenses	17.5	10.3
Current portion of capital lease obligation	5.0	4.8
Accrued other	52.7	38.0
	$492.3	$469.6
8.    Long-Term Debt
Long-term debt consisted of the following:

	March 31, 2018	December 31, 2017
Term Loans (effective interest rate of 4.2% at March 31, 2018 and 4.1% at December 31, 2017)	$2,476.1	$2,482.3
Revolving Credit Loan	—	—
Total	2,476.1	2,482.3
Less: unamortized original issue discount on long-term debt(1)	(31.8)	(33.0)
Less: unamortized debt issuance costs(1)	(21.0)	(21.8)
Less: current portion of long-term debt	(16.7)	(16.7)
	$2,406.6	$2,410.8

(1)	Original issue discount and debt issuance costs are amortized to interest expense over the life of the related debt instruments using the effective interest method.
Credit Facility
Our secured credit agreement (the Credit Facility) includes an aggregate of $2,497.5 million in seven-year term loans (the Term Loans) and a $200.0 million five-year revolving credit facility (the Revolving Credit Loan).
The Term Loans mature on February 15, 2024 and bear interest at a rate equal to, at our option, either (a) LIBOR plus 2.25% per annum or (b) 1.25% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%. We are eligible for a 0.25% reduction in the interest rate margins upon improvement in our corporate credit rating. A portion of the Term Loans are hedged by an interest rate swap. See Note 9 for discussion of this hedging instrument.
The Revolving Credit Loan matures on February 15, 2022 and bears interest at a rate equal to, at our option, either (a) LIBOR plus a margin ranging from 2.00% to 2.50% per annum or (b) the higher of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) the one-month LIBOR rate plus 1.0% plus a margin ranging from 1.00% to 1.50% per annum, with the margins determined based on our first lien net leverage ratio. The Revolving Credit Loan also contains a financial covenant requiring us to maintain a maximum net leverage ratio of 5.75:1.00 when our usage exceeds 35.0% of the maximum capacity. The net leverage ratio is calculated as the ratio of first lien secured debt less cash and cash equivalents to consolidated EBITDA (as defined in the Credit Facility).
At March 31, 2018, we had $200.0 million available for borrowing under the Revolving Credit Loan and were not in violation of any covenants of the Credit Facility.

The estimated fair value of the Term Loans was $2,483.9 million at March 31, 2018 based on observable market prices for these loans, which are traded in a less active market and therefore classified as a Level 2 fair value measurement.
Future Debt Maturities
Aggregate principal payments, exclusive of any unamortized original issue discount and debt issuance costs, due on long-term debt as of March 31, 2018 are as follows:

Year Ending December 31:
2018 (remainder of)	$18.8
2019	25.0
2020	25.0
2021	25.0
2022	25.0
Thereafter	2,357.3
$2,476.1
9.    Derivatives and Hedging
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
The following table summarizes our outstanding derivative instruments, all of which are designated as cash flow hedges, on a gross basis:

	Notional Amount		Derivative Assets				Derivative Liabilities
	March 31, 2018	December 31, 2017	March 31, 2018		December 31, 2017		March 31, 2018		December 31, 2017
			Balance Sheet Location(2)	Fair Value	Balance Sheet Location(2)	Fair Value	Balance Sheet Location(2)	Fair Value	Balance Sheet Location(2)	Fair Value
Derivative Instrument:
Level 2:
Foreign exchange forward contracts	$179.0	$241.3	PP	$0.2	PP	$—	ACC	$4.3	ACC	$4.4
Cross-currency swap(1)	1,516.4	1,478.3	PP	—	PP	—	ACC	242.0	ACC	182.9
Interest rate swap	1,312.2	1,315.5	PP	1.7	PP	—	ACC	—	ACC	19.1
Total hedges	$3,007.6	$3,035.1		$1.9		$—		$246.3		$206.4

(1)
The notional values of the cross-currency swap have been translated from Euros to U.S. dollars at the foreign currency rates in effect at March 31, 2018 and December 31, 2017 of approximately 1.23 and 1.20, respectively.

(2)	PP = Prepaid expenses and other current assets; ACC = Accrued expenses and other current liabilities.

The following table summarizes the effect of our designated cash flow hedging derivative instruments on accumulated other comprehensive income (loss) (AOCI):

	Unrealized Gains (Losses) Recognized in Other Comprehensive Income
	Three Months Ended
	March 31, 2018	March 31, 2017
Derivative Instrument:
Foreign exchange forward contracts(1)	$(0.7)	$(2.0)
Cross-currency swap	(17.8)	—
Interest rate swap	20.8	—
	$2.3	$(2.0)

(1)	Amounts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.
The following tables summarize the locations and amounts of gains (losses) recognized within earnings related to our cash flow hedging relationships:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Foreign Exchange Forward Contracts:
Reclassified from AOCI into income	$(0.9)	$—	$—	$0.7	$—	$—
Cross Currency Swap:
Reclassified from AOCI into income (1)	—	6.5	(42.0)	—	—	—
Interest Rate Swap:
Reclassified from AOCI into income	—	(2.9)	—	—	—	—
	$(0.9)	$3.6	$(42.0)	$0.7	$—	$—

(1)
The amount reflected in other income (expense), net for 2018 includes $41.4 million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by the cross-currency swap.

As of March 31, 2018, we estimate that approximately $12.7 million of net deferred gains related to our cash flow hedges will be recognized in earnings over the next 12 months. No amounts were excluded from our effectiveness testing during any of the periods presented.
Risk Management Strategies
Foreign Exchange Forward Contracts
We enter into foreign exchange forward contracts with financial institutions to hedge certain forecasted sales transactions denominated in foreign currency. We designate these forward contracts as cash flow hedges, which are recognized as either assets or liabilities at fair value. At March 31, 2018, the total notional amount of such contracts was $179.0 million, all having maturities of nine months or less.
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
Interest Rate Swap Contract
In April 2017, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement (the Interest Rate Swap) to effectively convert a portion of the variable-rate debt to fixed. The Interest Rate Swap, which matures on April 3, 2022, had an amortizing notional amount of $1,325.4 million at inception and swaps the variable interest rate on our LIBOR-based borrowings for a fixed rate of 5.44%. The objective of the Interest Rate Swap, which is designated as a cash flow hedge and recognized as an asset or liability at fair value, is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged. The unrealized gains and losses on the contract are included in gain (loss) on swaps and foreign currency hedging, net within AOCI. Amounts recorded in OCI will be recognized in earnings within or against interest expense when the hedged interest payment is accrued each month.
10.    Commitments and Contingencies
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
Indemnifications
In the normal course of business, we have made indemnities under which we may be required to make payments in relation to certain transactions, including to our directors and officers to the maximum extent permitted under applicable state laws and indemnifications related to certain lease agreements. In addition, certain advertiser and reseller partner agreements contain indemnification provisions, which are generally consistent with those prevalent in the industry. We have not incurred material obligations under indemnification provisions historically, and do not expect to incur material obligations in the future. Accordingly, we have not recorded any liabilities related to such indemnities as of March 31, 2018 and December 31, 2017.
We include service level commitments to our customers guaranteeing certain levels of uptime reliability and performance for our hosting and premium DNS products. These guarantees permit those customers to receive credits in the event we fail to meet those levels, with exceptions for certain service interruptions including but not limited to periodic maintenance. We have not incurred any material costs as a result of such commitments during any of the periods presented, and have not recorded any liabilities related to such obligations as of March 31, 2018 and December 31, 2017.
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
As of March 31, 2018 and December 31, 2017, our accrual for estimated indirect tax liabilities was $20.2 million and $18.8 million, respectively, reflecting our best estimate of the probable liability based on an analysis of our business activities, revenues subject to indirect taxes and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation or settlements could be materially different than the amounts established for indirect tax contingencies. Due to the complexity and uncertainty surrounding indirect tax laws in certain international locations, we believe it is reasonably possible, based on currently available information and analysis, that we may incur additional losses related to indirect taxes, which management estimates to be within the range of $0 to $10.0 million as of March 31, 2018.
11.    Income Taxes
We are subject to U.S. federal, state and foreign income taxes with respect to our allocable share of any taxable income or loss of Desert Newco, as well as any stand-alone income or loss we generate. Desert Newco is treated as a partnership for U.S. income tax purposes and for most applicable state and local income tax purposes and generally does not pay income taxes in most jurisdictions. Instead, Desert Newco's taxable income or loss is passed through to its members, including us. Despite its partnership treatment, Desert Newco is liable for income taxes in certain foreign jurisdictions in which it operates, in those states not recognizing its pass-through status and for certain of its subsidiaries not taxed as pass-through entities. We have acquired the outstanding stock of various domestic and foreign entities taxed as corporations, which are now wholly-owned by us or our subsidiaries. Where required or allowed, these subsidiaries also file and pay tax as a consolidated group for U.S. federal and state income tax purposes and internationally, primarily within the United Kingdom and Germany. We anticipate this structure to remain in existence for the foreseeable future.
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
Tax Cuts and Jobs Act of 2017
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the TCJA) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. federal corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. We recorded the estimated impact in accordance with our understanding of the TCJA and guidance available as of December 31, 2017, as shown in the 2017 10-K.
On December 22, 2017, the SEC issued guidance to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. The completion of our 2017 income tax returns, future guidance and additional information and interpretations with the respect to the TCJA may cause us to adjust the recorded provisional amounts in a future period. We made no such adjustments during the three months ended March 31, 2018.
In January 2018, the FASB released guidance on the accounting for the global intangible low-taxed income (GILTI) provisions of the TCJA. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance allows an accounting policy election either to account for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period costs. We have not yet made a policy election with respect to GILTI and have determined its impact to be immaterial.

12.    Payable to Related Parties Pursuant to the TRAs
As of December 31, 2017, our liability under the TRAs was $153.0 million, representing approximately 85% of the calculated tax savings based on the portion of the original basis adjustments we anticipated being able to utilize in future years. During the three months ended March 31, 2018, we increased this liability primarily through a $14.5 million reduction in additional paid-in capital resulting from the exchange of LLC Units in the secondary offering discussed in Note 4. As of March 31, 2018, our liability under the TRAs was $167.6 million.
The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact the liability under the TRAs. We have determined it is more-likely-than-not we will be unable to utilize all of our DTAs subject to the TRAs; therefore, we have not recorded a liability under the TRAs related to the tax savings we may realize from the utilization of NOL carryforwards and the amortization related to basis adjustments under Code Section 754 created by exchanges of LLC Units. If utilization of these DTAs becomes more-likely-than-not in the future, at such time, we will record liabilities under the TRAs of up to an additional $791.4 million as a result of basis adjustments under Code Section 754 and up to an additional $273.2 million related to the utilization of NOL and credit carryforwards, which will be recorded through charges to our statements of operations. However, if the tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRAs. In this scenario, the reduction of the liability under the TRAs would result in a benefit to our statements of operations.
13.    Income (Loss) Per Share
Basic income (loss) per share is computed by dividing net income (loss) attributable to GoDaddy Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive shares unless their effect is antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income (loss)	$4.2	$(3.1)
Less: net income (loss) attributable to non-controlling interests	0.9	(3.7)
Net income attributable to GoDaddy Inc.	$3.3	$0.6
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	137,841	89,600
Effect of dilutive securities:
Class B common stock	31,275	—
Stock options	7,604	9,705
RSUs and ESPP shares	2,067	937
Weighted-average shares of Class A Common stock outstanding—diluted	178,787	100,242

Net income attributable to GoDaddy Inc. per share of Class A common stock—basic	$0.02	$0.01
Net income attributable to GoDaddy Inc. per share of Class A common stock—diluted(1):	$0.02	$0.01

(1)	The dilutive income per share calculations exclude the net income (loss) attributable to non-controlling interests.

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted income (loss) per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended March 31,
	2018	2017
Class B common stock	—	78,457
Stock options	—	—
RSUs and ESPP shares	—	—
	—	78,457
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

	March 31, 2018	December 31, 2017
Class A common stock	148,359	132,993
Class B common stock	22,081	35,006
	170,440	167,999
14.    Geographic Information
Revenue by geography is based on the customer's billing address, and was as follows:

	Three Months Ended March 31,
	2018	2017
U.S.	$406.6	$355.4
International	226.6	134.3
	$633.2	$489.7
No individual international country represented more than 10% of total revenue in any period presented.
Property and equipment, net by geography was as follows:

	March 31, 2018	December 31, 2017
U.S.	$217.5	$221.2
France	32.6	31.6
All other international	45.2	45.1
	$295.3	$297.9
Other than France, no individual international country represented more than 10% of property and equipment, net in any period presented.

15.    Related Party Transactions
As of March 31, 2018, affiliates of KKR held $17.4 million of the outstanding principal balance of our Term Loans as part of the lending syndicate. No material amounts have been paid to KKR during any of the periods presented.
In the ordinary course of business, we purchase and lease computer equipment, technology licensing and software maintenance and support from affiliates of Dell Inc. (Dell) of which Silver Lake and its affiliates have a significant ownership interest. During the three months ended March 31, 2018 and 2017, we paid $4.6 million and $3.0 million, respectively, to Dell.
16.    Accumulated Other Comprehensive Income (Loss)
The following table presents OCI activity accumulated in equity:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Total Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2017	$(86.8)	$(45.5)	$(132.3)
Other comprehensive income (loss) before reclassifications	5.6	41.6	47.2
Amounts reclassified from AOCI	—	(39.3)	(39.3)
Other comprehensive income (loss)	5.6	2.3	7.9
	$(81.2)	$(43.2)	$(124.4)
Less: AOCI attributable to non-controlling interests			(44.0)
Balance as of March 31, 2018			$(80.4)

Balance as of December 31, 2016	$(0.3)	$3.0	$2.7
Other comprehensive income (loss) before reclassifications	—	(2.7)	(2.7)
Amounts reclassified from AOCI	—	0.7	0.7
Other comprehensive income (loss)	—	(2.0)	(2.0)
	$(0.3)	$1.0	$0.7
Less: AOCI attributable to non-controlling interests			—
Balance as of March 31, 2017			$0.7

(1)	Amounts shown for our foreign exchange forward contracts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.
See Note 9 for the effect on net income (loss) of amounts reclassified from AOCI related to our cash flow hedging instruments. The income tax impact associated with these reclassified amounts was not material in any period presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included in this Quarterly Report on Form 10-Q as well as our audited consolidated financial statements and related notes and the discussion in the "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of our 2017 Form 10-K.
(Throughout this discussion and analysis, dollars are in millions, excluding average revenue per user (ARPU) or unless otherwise noted.)
First Quarter Financial Highlights
Below are our key financial highlights for the three months ended March 31, 2018, with comparisons to the three months ended March 31, 2017.

•	Total revenue of $633.2 million, an increase of 29.3%.

•	International revenue of $226.6 million, an increase of 68.7%.

•	Total bookings(1) of $783.1 million, an increase of 25.3%.

•	Net income of $4.2 million.

•	Total customers increased 17.4% to 17.7 million.

•	ARPU increased 5.8% to $138.

•	Net cash provided by operating activities was $148.4 million, an increase of 17.2%.
(1) A reconciliation of total bookings to total revenue, its most directly comparable GAAP financial measure, is set forth in "Reconciliation of Bookings" below.
Key Metrics
In addition to our results determined in accordance with GAAP, we believe the following operating metrics are useful as supplements in evaluating our ongoing operational performance and help provide an enhanced understanding of our business:

	Three Months Ended March 31,
	2018	2017

Total bookings	$783.1	$624.8
Total customers at period end (in thousands)	17,705	15,085
Average revenue per user(1)	$138	$130

(1)
The calculation of ARPU for the period ended March 31, 2018 includes approximately 1.6 million customers added with our April 3, 2017 acquisition of HEG, as if the acquisition had been completed as of March 31, 2017, to better align with the revenue included in the calculation.

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
Total bookings increased 25.3% from $624.8 million for the three months ended March 31, 2017 to $783.1 million for the three months ended March 31, 2018. This increase was primarily driven by our April 2017 acquisition of HEG, increases in total customers and domains under management, continued increases in aftermarket domain sales, broadened customer adoption of non-domains products, an increased growth rate associated with our greater international presence and the impact of movements in foreign currency exchange rates.

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
Total customers increased 17.4% from 15,085 as of March 31, 2017 to 17,705 as of March 31, 2018. Our customer growth primarily resulted from our acquisition of HEG, our increased international presence, our ongoing marketing and advertising initiatives and our enhanced and expanded product offerings.
Average revenue per user. We calculate ARPU as total revenue during the preceding 12 month period divided by the average of the number of total customers at the beginning and end of the period. ARPU provides insight into our ability to sell additional products to customers, though the impact to date has been muted due to our continued growth in total customers.
ARPU increased 5.8% from $130 for the period ended March 31, 2017 to $138 for the period ended March 31, 2018, primarily due to broadened customer adoption of our products resulting in increased customer spend and revenue from acquired businesses.
Reconciliation of Bookings
The following table reconciles total bookings to total revenue, its most directly comparable GAAP financial measure.

	Three Months Ended March 31,
	2018	2017

Total Bookings:
Total revenue	$633.2	$489.7
Change in deferred revenue(1)	102.3	93.7
Net refunds	49.9	39.9
Other	(2.3)	1.5
Total bookings	$783.1	$624.8

(1)	Change in deferred revenue also includes the impact of realized gains or losses from the hedging of bookings in foreign currencies.

Results of Operations
The following table sets forth our consolidated results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2018		2017
	$	% of Total Revenue	$	% of Total Revenue

Revenue:
Domains	$291.7	46.1%	$240.8	49.2%
Hosting and presence	239.8	37.9%	178.3	36.4%
Business applications	101.7	16.0%	70.6	14.4%
Total revenue	633.2	100.0%	489.7	100.0%
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	215.3	34.0%	176.8	36.1%
Technology and development	102.0	16.1%	80.2	16.4%
Marketing and advertising	74.5	11.8%	67.4	13.8%
Customer care	80.4	12.7%	67.0	13.7%
General and administrative	76.4	12.1%	61.0	12.4%
Depreciation and amortization	57.8	9.1%	31.6	6.4%
Total costs and operating expenses	606.4	95.8%	484.0	98.8%
Operating income	26.8	4.2%	5.7	1.2%
Interest expense	(23.8)	(3.8)%	(12.8)	(2.6)%
Tax receivable agreements liability adjustment	(0.1)	—%	5.0	1.0%
Loss on debt extinguishment	—	—%	(1.7)	(0.3)%
Other income (expense), net	1.0	0.2%	1.7	0.3%
Income (loss) before income taxes	3.9	0.6%	(2.1)	(0.4)%
Benefit (provision) for income taxes	0.3	—%	(1.0)	(0.2)%
Net income (loss)	4.2	0.6%	(3.1)	(0.6)%
Less: net income (loss) attributable to non-controlling interests	0.9	0.1%	(3.7)	(0.7)%
Net income attributable to GoDaddy Inc.	$3.3	0.5%	$0.6	0.1%
Revenue
We generate substantially all of our revenue from sales of product subscriptions, including domain registrations and renewals, hosting and presence offerings and business applications. Our subscription terms are typically one year, but can range from monthly terms to multi-annual terms of up to ten years depending on the product. We generally collect the full amount of subscription fees at the time of sale, while revenue is recognized over the period in which the performance obligations are satisfied, which is generally over the contract term.
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
The following table presents our revenue during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Change
	2018	2017	$	%

Domains	$291.7	$240.8	$50.9	21.1%
Hosting and presence	239.8	178.3	61.5	34.5%
Business applications	101.7	70.6	31.1	44.1%
Total revenue	$633.2	$489.7	$143.5	29.3%
Total revenue increased $143.5 million, or 29.3%, from $489.7 million for the three months ended March 31, 2017 to $633.2 million for the three months ended March 31, 2018. The increase was primarily driven by $68.5 million in total revenue from our April 2017 acquisition of HEG as well as growth in total customers and ARPU. The increase in customers impacted each of our revenue lines, as the additional customers purchased subscriptions across our product portfolio.
Domains
Domains revenue increased $50.9 million, or 21.1%, from $240.8 million for the three months ended March 31, 2017 to $291.7 million for the three months ended March 31, 2018. The increase was primarily driven by our acquisition of HEG, the increase in domains under management from 64.5 million as of March 31, 2017 to 76.2 million as of March 31, 2018, international growth, strong renewals and increased aftermarket domain sales.
Hosting and presence
Hosting and presence revenue increased $61.5 million, or 34.5%, from $178.3 million for the three months ended March 31, 2017 to $239.8 million for the three months ended March 31, 2018. The increase was primarily driven by our acquisition of HEG as well as increased revenue from our website hosting, website building and website security products and services.
Business applications
Business applications revenue increased $31.1 million, or 44.1%, from $70.6 million for the three months ended March 31, 2017 to $101.7 million for the three months ended March 31, 2018. The increase was primarily driven by increased customer adoption of our email and productivity solutions as well as seasonal revenue from HEG sponsored events.
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

	Three Months Ended March 31,		Change
	2018	2017	$	%

Cost of revenue (excluding depreciation and amortization)	$215.3	$176.8	$38.5	21.8%
Cost of revenue increased $38.5 million, or 21.8%, from $176.8 million for the three months ended March 31, 2017 to $215.3 million for the three months ended March 31, 2018. The increase was primarily attributable to our acquisition of HEG, increased domain costs driven by the increase in domains under management, higher registration costs associated with many new gTLDs and increased aftermarket domain sales as well as increased software licensing fees primarily related to increased sales of email and productivity solutions.
Technology and development
Technology and development expenses represent the costs associated with the creation, development and distribution of our products and websites. These expenses primarily consist of personnel costs associated with the design, development, deployment, testing, operation and enhancement of our products, as well as costs associated with the data centers and systems infrastructure supporting those products, excluding depreciation expense. We expect technology and development expense to increase in absolute dollars as we continue to enhance existing products, develop new products and begin to migrate our infrastructure to a cloud-based third-party provider. Technology and development expenses may increase or decrease as a percentage of total revenue depending on our level of investment in additional personnel and the pace of our infrastructure transition. Our investments in additional technology and development expenses are made to enhance our integrated technology infrastructure and to support our new and enhanced product offerings and the overall growth of our business.

	Three Months Ended March 31,		Change
	2018	2017	$	%

Technology and development	$102.0	$80.2	$21.8	27.2%
Technology and development expenses increased $21.8 million, or 27.2%, from $80.2 million for the three months ended March 31, 2017 to $102.0 million for the three months ended March 31, 2018. The increase was primarily attributable to our acquisition of HEG as well as increased compensation-related costs driven by higher average headcount associated with the continued growth of our business.
Marketing and advertising
Marketing and advertising expenses represent the costs associated with attracting and acquiring customers, primarily consisting of fees paid to third parties for marketing and advertising campaigns across a variety of channels. These expenses also include personnel costs and affiliate program commissions. We expect marketing and advertising expenses to fluctuate both in absolute dollars and as a percentage of total revenue depending on both the mix of internal and external marketing resources used and the size and scope of our future campaigns, particularly related to new product introductions and the growth of our international business.

	Three Months Ended March 31,		Change
	2018	2017	$	%

Marketing and advertising	$74.5	$67.4	$7.1	10.5%
Marketing and advertising expenses increased $7.1 million, or 10.5%, from $67.4 million for the three months ended March 31, 2017 to $74.5 million for the three months ended March 31, 2018. The increase was primarily attributable to increased discretionary advertising spend driven by our international growth as well as our acquisition of HEG.

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

	Three Months Ended March 31,		Change
	2018	2017	$	%

Customer care	$80.4	$67.0	$13.4	20.0%
Customer care expenses increased $13.4 million, or 20.0%, from $67.0 million for the three months ended March 31, 2017 to $80.4 million for the three months ended March 31, 2018. The increase was primarily driven by the continued growth of our business and our international expansion as well as our acquisition of HEG.
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

	Three Months Ended March 31,		Change
	2018	2017	$	%

General and administrative	$76.4	$61.0	$15.4	25.2%
General and administrative expenses increased $15.4 million, or 25.2%, from $61.0 million for the three months ended March 31, 2017 to $76.4 million for the three months ended March 31, 2018. The increase was primarily due to increased costs associated with our integration of HEG, increased compensation-related costs associated with the continued growth of our business and incremental expenses from our acquisition of HEG.
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

	Three Months Ended March 31,		Change
	2018	2017	$	%

Depreciation and amortization	$57.8	$31.6	$26.2	82.9%
Depreciation and amortization expenses increased $26.2 million, or 82.9%, from $31.6 million for the three months ended March 31, 2017 to $57.8 million for the three months ended March 31, 2018. This increase primarily results from the finite-lived intangible assets and property and equipment acquired as part of our acquisition of HEG.
Interest expense

	Three Months Ended March 31,		Change
	2018	2017	$	%

Interest expense	$23.8	$12.8	$11.0	85.9%

Interest expense increased $11.0 million, or 85.9%, from $12.8 million for the three months ended March 31, 2017 to $23.8 million for the three months ended March 31, 2018. The increase was primarily driven by additional interest from the term loan issued in April 2017 to finance our acquisition of HEG.
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
Proposed Acquisition of Main Street Hub
In January 2018, we entered into a definitive agreement to acquire Main Street Hub, a provider of social media engagement optimization services, for approximately $125.0 million in cash and additional contingent earn-out payments of up to $50.0 million. This transaction is expected to close early in the third quarter of 2018, subject to customary regulatory and other closing requirements.
Credit Facility
Our Credit Facility consists of the Term Loans maturing on February 15, 2024 and the Revolving Credit Loan maturing on February 15, 2022. See further discussion of the Credit Facility in Note 8 to our financial statements.
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
The Credit Facility contains covenants restricting, among other things, our ability, or the ability of our subsidiaries, to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes including mergers and consolidations, sell assets, make restricted payments including dividends, distributions and investments, prepay junior indebtedness and engage in operations other than in connection with acting as a holding company, subject to customary exceptions. The Revolving Credit Loan also contains a financial covenant requiring us to maintain a maximum net leverage ratio of 5.75:1.00 when our usage exceeds 35.0% of the maximum capacity. The net leverage ratio is calculated as the ratio of first lien secured debt less cash and cash equivalents to consolidated EBITDA (as defined in the Credit Facility). As of March 31, 2018, we were in compliance with all such covenants and had no amounts drawn on the Revolving Credit Loan.
As further discussed in Note 9 to our financial statements, we have hedged a portion of our long-term debt through the use of cross-currency and interest rate swap derivative instruments. These instruments help us manage and mitigate our risk of exposure to changes in foreign currency exchange rates and interest rates. See "Quantitative and Qualitative Disclosures About Market Risk" for additional discussion of our hedging activities.
Tax Receivable Agreements
As of March 31, 2018, the liability under the TRAs was $167.6 million, as described in Note 12 to our financial statements. We currently do not expect to begin making payments related to the existing liability under the TRAs until 2021.
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
No tax distributions were paid during 2018, and an accrual for tax distributions was not required at March 31, 2018. We may be required to make payments to Desert Newco’s owners related to taxable income allocations for the remainder of 2018. However, because the calculation of such payments is based on future taxable income and other variables, there is significant uncertainty as to whether or not such distributions will be required.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2018	2017

Net cash provided by operating activities	$148.4	$126.6
Net cash used in investing activities	(33.5)	(29.6)
Net cash provided by (used in) financing activities	11.9	(4.9)
Effect of exchange rate changes on cash and cash equivalents	1.2	—
Net increase in cash and cash equivalents	$128.0	$92.1

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
Net cash provided by operating activities increased $21.8 million from $126.6 million during the three months ended March 31, 2017 to $148.4 million during the three months ended March 31, 2018, primarily resulting from our bookings growth, our increased operating income and the acquisition of HEG.
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
Net cash used in investing activities increased $3.9 million from $29.6 million during the three months ended March 31, 2017 to $33.5 million during the three months ended March 31, 2018, primarily due to a $4.3 million payment made in February 2018 for an adjustment to the final sales price of HEG's PlusServer managed hosting business, which we sold in August 2017.
Financing Activities
Our financing activities primarily consist of long-term debt borrowings, the repayment of principal on long-term debt, stock option activity and the payment of tax distributions to holders of LLC Units.
Net cash from financing activities increased $16.8 million from $4.9 million used during the three months ended March 31, 2017 to $11.9 million provided during the three months ended March 31, 2018, primarily due to $9.1 million paid in 2017 for financing-related costs and a $6.8 million increase in proceeds received from stock option exercises.
Off-Balance Sheet Arrangements
As of March 31, 2018 and December 31, 2017, we had no off-balance sheet arrangements that had, or which are reasonably likely to have, a material effect on our consolidated financial statements.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP, and in doing so, we have to make estimates, assumptions and judgments affecting the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosure of contingent assets and liabilities. We base our estimates, assumptions and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances, and we evaluate these estimates, assumptions and judgments on an ongoing basis. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements, which, in turn, could change our results from those reported. We refer to estimates, assumptions and judgments of this type as our critical accounting policies and estimates, which we discuss in our 2017 Form 10-K. We review our critical accounting policies and estimates with the audit and finance committee of our board of directors on an annual basis.
There have been no material changes in our critical accounting policies from those disclosed in our 2017 Form 10-K.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 2 to our financial statements.

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
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts may fail to meet their contractual obligations. To mitigate such counterparty credit risk, we enter into contracts only with carefully selected financial institutions based upon ongoing evaluations of their creditworthiness. As a result, we do not believe we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of March 31, 2018.
Foreign Currency Risk
We manage our exposure to changes in foreign currency exchange rates through the use of foreign exchange forward contracts and cross-currency swap contracts. See Note 9 to our financial statements for a summary of the notional amounts and fair values of our foreign currency exchange and cross-currency swap contracts.
Foreign Exchange Forward Contracts
A portion of our bookings, revenue and operating expenses is denominated in foreign currencies, which are subject to exchange rate fluctuations. Our most significant foreign currency exposures are the Euro, the British pound, the Indian rupee, the Canadian dollar and the Australian dollar. Our reported bookings, revenues and operating results may be impacted by fluctuations in foreign currency exchange rates. Fluctuations in foreign currency exchange rates may also cause us to recognize transaction gains and losses in our statements of operations; however, to date, such amounts have not been material. With our 2017 acquisition of HEG, and as our international operations continue to grow, our exposure to fluctuations in currency rates will increase, which may increase the costs associated with this growth. During the three months ended March 31, 2018, our total bookings growth in constant currency would have been approximately 250 basis points lower and total revenue growth would have been approximately 120 basis points lower. Constant currency is calculated by translating bookings and revenue for each month in the current period using the foreign currency exchange rate for the corresponding month in the prior period, excluding any hedging gains or losses realized during the period.
We utilize foreign exchange forward contracts to manage the volatility of our bookings and revenue related to foreign currency transactions. These forward contracts reduce, but do not eliminate, the impact of adverse currency exchange rate fluctuations. We designate these forward contracts as cash flow hedges for accounting purposes. Changes in the intrinsic value of these hedges are recorded as a component of AOCI. Gains and losses, once realized, are recorded as a component of AOCI and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. At March 31, 2018, the total notional amount of such contracts was $179.0 million, all having remaining maturities of nine months or less, and the realized and unrealized loss included in AOCI totaled $7.0 million.
Cross-Currency Swap Contract
In order to manage variability due to movements in foreign currency rates related to a Euro-denominated intercompany loan, we entered into the five-year Cross-Currency Swap in April 2017. The Cross-Currency Swap, which matures on April 3, 2022, had a notional amount of €1,230.9 million at March 31, 2018 and converts the fixed rate Euro-denominated interest and principal receipts on the intercompany loan into fixed U.S. dollar interest and principal receipts. The Cross-Currency Swap, which is designated as a cash flow hedge and recognized as an asset or liability at fair value, effectively creates a fixed-rate U.S. dollar intercompany loan from a fixed rate Euro-denominated intercompany loan, thereby reducing our exposure to foreign currency fluctuations between the Euro and U.S. dollar. Changes to the fair value of our Cross-Currency Swap due to changes in the value of the U.S. dollar relative to the Euro would be largely offset by the net change in the fair values of the underlying hedged items.
Interest Rate Risk
Interest rate risk reflects our exposure to movements in interest rates associated with our variable-rate debt. Total borrowings under our Credit Facility were $2,476.1 million as of March 31, 2018. These borrowings bear interest at a rate equal to, at our option, either (a) LIBOR plus 2.25% per annum or (b) 1.25% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%.

In April 2017, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement to effectively convert a portion of the variable-rate debt to fixed. The interest rate swap, the notional amount of which was $1,312.2 million at March 31, 2018, matures on April 3, 2022 and swaps the variable interest rate on our LIBOR-based borrowings for a fixed rate of 5.44%. The objective of the interest rate swap, which is designated as a cash flow hedge, is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.
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
Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2018 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
For a discussion of potential risks and uncertainties, see the information under the heading "Risk Factors" in our 2017 Form 10-K.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
Not applicable.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1+	Offer Letter, dated January 16, 2018, between GoDaddy Inc. and Mark Garrett	8-K	001-36904	10.1	2/2/2018
10.2+	Employment Agreement, dated August 21, 2017, by and among GoDaddy.com, LLC, Desert Newco, LLC and Scott Wagner	10-Q	001-36904	10.2	11/8/2017
10.3+*	Employment Agreement, effective July 17, 2012, by and among GoDaddy.com, LLC, Desert Newco, LLC and Steven Aldrich
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
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

GODADDY INC.

Date:	May 9, 2018	/s/ Ray E. Winborne
Ray E. Winborne
Chief Financial Officer