Form 10-Q
period 2018-09-30
GoDaddy Inc.
filed 2018-11-07
CIK 1609711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                         ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒
As of November 2, 2018, there were 167,222,303 shares of GoDaddy Inc.'s Class A common stock, $0.001 par value per share, outstanding and 6,294,297 shares of GoDaddy Inc.'s Class B common stock, $0.001 par value per share, outstanding.

GoDaddy Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2018

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

•	our ability to continue to efficiently acquire customers, maintain our high customer retention rates and maintain the level of our customers’ lifetime spend;

•	our ability to provide high quality Customer Care;

•	the effects of increased competition in our markets and our ability to compete effectively;

•	our ability to grow internationally;

•	the impact of fluctuations in foreign currency exchange rates on our business and our ability to effectively manage the exposure to such fluctuations;

•	our ability to effectively manage our growth and associated investments, including our migration of the vast majority of our infrastructure to the public cloud;

•	our ability to integrate acquisitions, including our acquisitions of Host Europe Holdings Limited (HEG) and Main Street Hub;

•	our ability to maintain our relationships with our partners;

•	adverse consequences of our substantial level of indebtedness and our ability to repay our debt;

•	our ability to maintain, protect and enhance our intellectual property;

•	our ability to maintain or improve our market share;

•	sufficiency of cash and cash equivalents to meet our needs for at least the next 12 months;

•	beliefs and objectives for future operations;

•	our ability to stay in compliance with laws and regulations currently applicable to, or which may become applicable to, our business both in the United States (U.S.) and internationally;

•	economic and industry trends or trend analysis;

•	our ability to attract and retain qualified employees and key personnel;

•	the amount and timing of any payments we make under tax receivable agreements (TRAs) or for tax distributions;

•	the future trading prices of our Class A common stock;

•	the amount and timing of any repurchases of our Class A common stock under our share repurchase program;
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
Unless expressly indicated or the context suggests otherwise, references to GoDaddy, we, us and our refer to GoDaddy Inc. and its consolidated subsidiaries, including Desert Newco, LLC and its subsidiaries (Desert Newco). We refer to Kohlberg Kravis Roberts & Co. L.P., together with its affiliates, as KKR. We refer to Silver Lake Partners, together with its affiliates, as Silver Lake. We refer to YAM Special Holdings, Inc., of which Bob Parsons, our founder and a former member of our board of directors, is the sole beneficial owner, as YAM.

iii

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
GoDaddy Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except shares in thousands and per share amounts)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$851.2	$582.7
Short-term investments	1.0	12.3
Accounts and other receivables	22.5	18.4
Registry deposits	25.0	34.7
Prepaid domain name registry fees	370.2	351.5
Prepaid expenses and other current assets	75.3	59.9
Total current assets	1,345.2	1,059.5
Property and equipment, net	273.1	297.9
Prepaid domain name registry fees, net of current portion	184.2	180.8
Goodwill	2,966.6	2,859.9
Intangible assets, net	1,252.8	1,326.0
Other assets	15.4	14.2
Total assets	$6,037.3	$5,738.3
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$45.7	$59.6
Accrued expenses and other current liabilities	438.8	469.6
Deferred revenue	1,399.7	1,264.8
Long-term debt	16.7	16.7
Total current liabilities	1,900.9	1,810.7
Deferred revenue, net of current portion	629.8	596.8
Long-term debt, net of current portion	2,398.4	2,410.8
Payable to related parties pursuant to tax receivable agreements	189.3	153.0
Other long-term liabilities	63.4	75.0
Deferred tax liabilities	125.7	145.5
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value - 50,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value - 1,000,000 shares authorized; 166,928 and 132,993 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	0.2	0.1
Class B common stock, $0.001 par value - 500,000 shares authorized; 6,319 and 35,006 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	639.2	484.4
Retained earnings	122.3	87.7
Accumulated other comprehensive loss	(66.0)	(85.7)
Total stockholders' equity attributable to GoDaddy Inc.	695.7	486.5
Non-controlling interests	34.1	60.0
Total stockholders' equity	729.8	546.5
Total liabilities and stockholders' equity	$6,037.3	$5,738.3
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except share amounts in thousands and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Domains	$309.5	$271.5	$906.0	$775.6
Hosting and presence	263.2	225.9	747.6	619.1
Business applications	106.8	84.8	310.7	235.0
Total revenue	679.5	582.2	1,964.3	1,629.7
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	226.9	200.3	663.5	573.5
Technology and development	112.2	91.0	319.3	261.3
Marketing and advertising	70.1	58.8	212.0	188.7
Customer care	81.8	74.6	238.5	217.0
General and administrative	89.7	65.4	247.1	198.2
Depreciation and amortization	61.3	60.0	176.1	147.1
Total costs and operating expenses	642.0	550.1	1,856.5	1,585.8
Operating income	37.5	32.1	107.8	43.9
Interest expense	(25.0)	(24.4)	(73.5)	(59.2)
Tax receivable agreements liability adjustment	—	—	(0.1)	37.0
Loss on debt extinguishment	—	(5.3)	—	(7.0)
Other income (expense), net	0.7	1.7	1.9	6.1
Income from continuing operations before income taxes	13.2	4.1	36.1	20.8
Benefit for income taxes	0.9	3.0	2.4	6.6
Income from continuing operations	14.1	7.1	38.5	27.4
Income from discontinued operations, net of income taxes	—	22.9	—	17.6
Net income	14.1	30.0	38.5	45.0
Less: net income attributable to non-controlling interests	0.9	7.6	3.9	1.2
Net income attributable to GoDaddy Inc.	$13.2	$22.4	$34.6	$43.8
Net income attributable to GoDaddy Inc. per share of Class A common stock—basic:
Continuing operations	$0.08	$0.05	$0.23	$0.31
Discontinued operations	—	0.15	—	0.12
Net income attributable to GoDaddy Inc.	$0.08	$0.20	$0.23	$0.43
Net income attributable to GoDaddy Inc. per share of Class A common stock—diluted:
Continuing operations	$0.08	$0.04	$0.21	$0.15
Discontinued operations	—	0.13	—	0.10
Net income attributable to GoDaddy Inc.	$0.08	$0.17	$0.21	$0.25
Weighted-average shares of Class A common stock outstanding:
Basic	162,359	114,836	151,015	102,171
Diluted	182,392	175,219	180,938	177,009
___________________________
(1) Costs and operating expenses include equity-based compensation expense as follows:
Technology and development	$14.5	$9.3	$41.8	$26.6
Marketing and advertising	2.4	2.0	7.4	5.2
Customer care	1.4	1.0	3.9	2.6
General and administrative	12.3	7.5	37.2	20.8
Total equity-based compensation expense	$30.6	$19.8	$90.3	$55.2
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$14.1	$30.0	$38.5	$45.0
Foreign exchange forward contracts gain (loss), net	1.1	(1.7)	8.1	(6.5)
Unrealized swap gain (loss), net	3.5	(9.9)	15.1	(40.5)
Change in foreign currency translation adjustment	(2.8)	(45.0)	0.8	(45.1)
Comprehensive income (loss)	15.9	(26.6)	62.5	(47.1)
Less: comprehensive income (loss) attributable to non-controlling interests	0.9	(20.2)	8.2	(36.6)
Comprehensive income (loss) attributable to GoDaddy Inc.	$15.0	$(6.4)	$54.3	$(10.5)
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statement of Stockholders' Equity (unaudited)
(In millions, except share amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	132,993	$0.1	35,006	$—	$484.4	$87.7	$(85.7)	$60.0	$546.5
Net income	—	—	—	—	—	34.6	—	3.9	38.5
Equity-based compensation expense	—	—	—	—	90.3	—	—	—	90.3
Sales of Class A common stock, net of issuance costs	8	—	—	—	—	—	—	—	—
Stock option exercises	3,640	0.1	—	—	60.9	—	—	(6.2)	54.8
Issuance of Class A common stock under employee stock purchase plan	286	—	—	—	11.9	—	—	—	11.9
Effect of exchanges of LLC Units	28,687	—	(28,687)	—	27.9	—	—	(27.9)	—
Liability pursuant to the tax receivable agreements resulting from exchanges of LLC Units	—	—	—	—	(36.2)	—	—	—	(36.2)
Gain (loss) on swaps and foreign currency hedging, net	—	—	—	—	—	—	23.2	—	23.2
Change in foreign currency translation adjustment	—	—	—	—	—	—	0.8	—	0.8
Accumulated other comprehensive income (loss) attributable to non-controlling interests	—	—	—	—	—	—	(4.3)	4.3	—
Vesting of restricted stock units	1,314	—	—	—	—	—	—	—	—
Balance at September 30, 2018	166,928	$0.2	6,319	$—	$639.2	$122.3	$(66.0)	$34.1	$729.8
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net income	$38.5	$45.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176.1	147.1
Equity-based compensation	90.3	55.2
Loss on debt extinguishment	—	7.0
Tax receivable agreements liability adjustment	0.1	(37.0)
Deferred taxes	(19.1)	(15.9)
Gain on sale of discontinued operations	—	(36.7)
Other	9.2	10.6
Changes in operating assets and liabilities, net of amounts acquired:
Registry deposits	9.5	(4.1)
Prepaid domain name registry fees	(23.0)	(24.3)
Deferred revenue	168.5	208.4
Other long-term liabilities	(22.0)	5.8
Other operating assets and liabilities	3.2	10.2
Net cash provided by operating activities	431.3	371.3
Investing activities
Purchases of short-term investments	(6.9)	(16.3)
Maturities of short-term investments	18.4	6.6
Business acquisitions, net of cash acquired	(147.2)	(1,875.7)
Purchases of intangible assets	(5.8)	—
Proceeds received from sale of discontinued operations, including adjustments	(4.3)	447.7
Purchases of property and equipment	(49.5)	(60.2)
Net cash used in investing activities	(195.3)	(1,497.9)
Financing activities
Proceeds received from:
Debt issued to finance HEG acquisition	—	1,953.1
Stock option exercises	54.8	47.9
Sale of Class A common stock, net of issuance costs	—	22.1
Issuance of Class A common stock under employee stock purchase plan	11.9	9.2
Payments made for:
Repurchases of LLC Units	—	(275.0)
Financing-related costs	—	(38.9)
Distributions to holders of LLC Units	—	(10.0)
Repayment of HEG acquisition bridge financing	—	(596.6)
Repayment of term loans	(18.7)	(9.0)
Capital leases and other financing obligations	(14.0)	(8.8)
Net cash provided by financing activities	34.0	1,094.0
Effect of exchange rate changes on cash and cash equivalents	(1.5)	3.4
Net increase (decrease) in cash and cash equivalents	268.5	(29.2)
Cash and cash equivalents, beginning of period	582.7	566.1
Cash and cash equivalents, end of period	$851.2	$536.9

GoDaddy Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)
(In millions)

	Nine Months Ended September 30,
	2018	2017
Supplemental cash flow information:
Cash paid during the period for:
Interest on long-term debt, net of swap benefit	$61.8	$59.3
Income taxes, net of refunds received	$19.6	$12.6
Supplemental information for non-cash investing and financing activities:
Acquisition date fair value of contingent consideration	$45.6	$14.8
Accrued capital expenditures at period end	$4.8	$7.1
Property and equipment acquired under capital leases	$—	$6.3

See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts in thousands and per share amounts)
1.    Organization and Background
Organization
We are the sole managing member of Desert Newco, and as a result, we consolidate its financial results and report non-controlling interests representing the economic interests held by its other members. Non-controlling interests exclude any net income (loss) attributable directly to GoDaddy Inc. We owned approximately 96% of Desert Newco's limited liability company units (LLC Units) as of September 30, 2018.
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
Prior Period Reclassifications
Reclassifications of certain immaterial prior period amounts have been made to conform to the current period presentation.

Use of Estimates
GAAP requires us to make estimates and assumptions affecting amounts reported in our financial statements. Our more significant estimates include:

•	the relative stand-alone selling price of the indicated performance obligations included in revenue arrangements with multiple performance obligations;

•	the fair value of assets acquired and liabilities assumed in business acquisitions;

•	the fair value of contingent consideration arrangements;

•	the assessment of recoverability of long-lived assets, including property and equipment, goodwill and intangible assets;

•	the estimated reserve for refunds;

•	the estimated useful lives of intangible and depreciable assets;

•	the grant date fair value of equity-based awards;

•	the fair value of financial instruments;

•	the recognition, measurement and valuation of current and deferred income taxes;

•	the recognition and measurement of amounts payable under TRAs or as tax distributions to Desert Newco's owners; and

•	the recognition and measurement of loss contingencies, indirect tax liabilities and certain accrued liabilities.
We periodically evaluate these estimates and adjust prospectively, if necessary. We believe our estimates and assumptions are reasonable; however, actual results may differ from our estimates.
Segment and Reporting Unit
As of September 30, 2018, our chief operating decision maker function was comprised of our Chief Executive Officer who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance for the entire company. Accordingly, we have a single operating segment and reporting unit.
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
The adoption of the new standard did not have a material impact on our financial statements.
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
See Note 7 for additional information regarding our deferred revenue. See Note 15 for our revenue disaggregated by geography.
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

Principal versus Agent Considerations
We sell our products and services directly to customers and also through a network of resellers. In certain cases, we act as a reseller of products provided by others. The determination of gross or net revenue recognition is reviewed on a product-by-product basis and is dependent on our determination as to whether we act as principal or agent in the transaction. Revenue associated with sales through our network of resellers, for certain aftermarket domain sales and for third-party offerings is recorded on a gross basis as we have determined that we control the product before transferring it to our end customers.
Assets Recognized from Contract Costs
Commissions paid to our resellers represent an incremental cost of obtaining a contract with a customer. We capitalize and amortize such amounts to cost of revenue consistent with the pattern of transfer of the service to which the asset relates. Amounts capitalized and amortized were not material during any of the periods presented. Other costs to obtain a contract, such as sales compensation, are expensed as incurred as their amortization period is generally one year or less. Such expenses were not material during any of the periods presented.
Fees paid to various registries at the inception of a domain registration or renewal represent costs to fulfill a contract. We capitalize and amortize these prepaid domain name registry fees to cost of revenue consistent with the pattern of transfer of the service to which the asset relates. During the three months ended September 30, 2018 and 2017, amortization expense of such asset was $151.2 million and $142.8 million, respectively. During the nine months ended September 30, 2018 and 2017, amortization expense of such asset was $445.2 million and $407.2 million, respectively.
No other material contract costs were capitalized during any of the periods presented.
Fair Value Measurements
The following tables set forth assets and liabilities measured at fair value on a recurring basis:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Reverse repurchase agreements(1)	$—	$70.0	$—	$70.0
Commercial paper	—	88.9	—	88.9
Money market funds	211.0	—	—	211.0
Short-term investments:
Certificates of deposit and time deposits	1.0	—	—	1.0
Derivative assets	—	20.2	—	20.2
Total assets measured and recorded at fair value	$212.0	$179.1	$—	$391.1
Liabilities:
Contingent consideration liabilities	$—	$—	$67.3	$67.3
Derivative liabilities	—	157.3	—	157.3
Total liabilities measured and recorded at fair value	$—	$157.3	$67.3	$224.6

(1)	Reverse repurchase agreements include a $70.0 million repurchase agreement with Morgan Stanley, callable with 31 days notice.

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Reverse repurchase agreements(1)	$—	$130.0	$—	$130.0
Commercial paper	—	50.0	—	50.0
Short-term investments:
Certificates of deposit and time deposits	0.4	—	—	0.4
Commercial paper	—	11.9	—	11.9
Total assets measured and recorded at fair value	$0.4	$191.9	$—	$192.3
Liabilities:
Contingent consideration liabilities	$—	$—	$20.7	$20.7
Derivative liabilities	—	206.4	—	206.4
Total liabilities measured and recorded at fair value	$—	$206.4	$20.7	$227.1

(1)	Reverse repurchase agreements include a $70.0 million repurchase agreement with Morgan Stanley, callable with 31 days notice, and a $60.0 million one-week repurchase agreement with Wells Fargo.
Our contingent consideration liabilities, which relate to future earn-out payments associated with our acquisitions, are classified within Level 3 and valued using discounted cash flow valuation methods encompassing significant unobservable inputs. The inputs include estimated operating results scenarios for the applicable performance periods, probability weightings assigned to operating results scenarios (generally assessed at 100% probability) and the discount rates applied (generally ranging from 14% to 25%). The fair values of our contingent consideration arrangements are sensitive to changes in forecasts and discount rates. A reconciliation of these liabilities is as follows:

	Nine Months Ended September 30,
	2018	2017
Balance at beginning of period	$20.7	$6.0
Acquisition date fair value of contingent consideration	45.6	14.8
Adjustments to fair value recognized in earnings	10.0	—
Contingent consideration payments	(10.0)	(0.5)
Impact of foreign currency translation and other	1.0	0.3
Balance at end of period	$67.3	$20.6
We have no other material assets or liabilities measured at fair value on a recurring basis.
Recent Accounting Pronouncements
In February 2016, the FASB issued new guidance related to accounting for leases. The new standard requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. We will adopt the new standard on January 1, 2019 using a modified retrospective approach with a cumulative-effect adjustment, if any, to opening retained earnings. Therefore, upon adoption, we will not adjust our comparative period financial information or make new required lease disclosures for periods before the effective date. We have evaluated the available accounting policy elections and practical expedients permitted by the standard and are in the process of finalizing the related policy considerations and decisions. We plan to adopt the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. While we continue to evaluate the effect of adopting this guidance, we expect the accounting for our operating leases to be the most significant change as a result of the new guidance. We will recognize right-of-use assets and lease liabilities in our consolidated balance sheets upon adoption, which will increase our total assets and liabilities.

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
In June 2018, the FASB issued new guidance to simplify the accounting for nonemployee share-based payment transactions, aligning most of the guidance with the requirements for share-based payments granted to employees. Our adoption of this new guidance effective July 1, 2018 did not have a material impact.
In August 2018, the FASB issued new guidance to modify or eliminate certain fair value disclosures and require additional disclosures for Level 3 measurements. The guidance is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the timing of our adoption and the expected impact of this new guidance.
In August 2018, the FASB issued new guidance that aligns the accounting for implementation costs incurred in cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the timing of our adoption and the expected impact of this new guidance.
3.    Business Acquisitions
In July 2018, we completed the acquisition of Main Street Hub (MSH), a social media and reputation management company, for total purchase consideration of $182.0 million, including contingent earn-out payments of up to a maximum of $50.0 million subject to the achievement of certain revenue and operational milestones. The acquisition was completed to further our professional services strategy for small business owners. The contingent consideration was recorded at an estimated acquisition date fair value of $43.4 million.
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

The following table summarizes the preliminary estimated fair values of the MSH assets acquired and liabilities assumed:

Total purchase consideration	$182.0

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	8.0
Intangible assets, net	35.7
Other assets and liabilities, net	3.3
Total assets acquired and liabilities assumed	47.0
Goodwill	$135.0
Identified finite-lived intangible assets, which were valued using income-based approaches, consist primarily of developed technology and customer relationships. The acquired finite-lived intangible assets have a total weighted-average amortization period of 3.2 years.
Pro forma financial information is not presented because the acquisition of MSH was not material to our consolidated financial statements, either individually or when aggregated with other immaterial acquisitions completed during the nine months ended September 30, 2018.
During the nine months ended September 30, 2018, we made $10.5 million of aggregate holdback payments related to prior acquisitions.
4.    Goodwill and Intangible Assets
The following table summarizes changes in our goodwill balance:

Balance at December 31, 2017	$2,859.9
Goodwill related to acquisitions(1)	139.6
Impact of foreign currency translation	(32.9)
Balance at September 30, 2018	$2,966.6

(1)	Goodwill related to acquisitions includes measurement period adjustments related to acquisitions completed in 2017.
Intangible assets, net are as follows:

	September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Domains Sold	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	n/a	$445.0
Domain portfolio	171.0	n/a	$(20.7)	150.3
Finite-lived intangible assets:
Customer-related	859.7	$(385.8)	n/a	473.9
Developed technology	208.2	(95.6)	n/a	112.6
Trade names and other	94.4	(23.4)	n/a	71.0
	$1,778.3	$(504.8)	$(20.7)	$1,252.8

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Domains Sold	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	n/a	$445.0
Domain portfolio	171.0	n/a	$(18.8)	152.2
Finite-lived intangible assets:
Customer-related	868.0	$(320.4)	n/a	547.6
Developed technology	184.5	(82.2)	n/a	102.3
Trade names and other	94.4	(15.5)	n/a	78.9
	$1,762.9	$(418.1)	$(18.8)	$1,326.0
Customer-related intangible assets, developed technology and trade names and other have weighted-average useful lives from the date of purchase of 103 months, 71 months and 110 months, respectively. Amortization expense was $37.3 million and $36.2 million for the three months ended September 30, 2018 and 2017, respectively, and was $103.3 million and $82.9 million for the nine months ended September 30, 2018 and 2017, respectively. The weighted-average remaining amortization period for amortizable intangible assets was 76 months as of September 30, 2018.
Based on the balance of finite-lived intangible assets at September 30, 2018, expected future amortization expense is as follows:

Year Ending December 31:
2018 (remainder of)	$33.8
2019	140.0
2020	105.3
2021	82.3
2022	80.6
Thereafter	215.5
$657.5
5.    Stockholders’ Equity
We have completed three underwritten public offerings in which certain stockholders, including KKR, SLP, YAM and certain of our executive officers, sold shares of our Class A common stock. We did not receive any proceeds from the shares sold by the selling stockholders in these offerings. We used the net proceeds from the shares sold by us to pay expenses incurred in connection with the offerings. Each offering included the exchange of LLC Units (together with the corresponding shares of Class B common stock) for Class A common stock by the selling stockholders, which resulted in increases in additional paid-in capital, with offsetting reductions in non-controlling interests, and material increases to the liability under the TRAs (see Note 13). Significant details for each offering are as follows:

Offering Date	Offering Price Per Share ($)	Shares Sold by GoDaddy (#)	Proceeds Received by GoDaddy ($)	Aggregate Shares Sold by Selling Stockholders (#)	LLC Units Exchanged by Selling Stockholders (#)	Increase in Additional Paid-in Capital ($)
August 2018(1)	75.75	8	0.6	10,391	7,405	7.8
May 2018	70.73	—	—	11,625	8,052	7.6
March 2018	59.21	—	—	16,916	12,821	11.2

(1)	Following the August 2018 secondary offering, YAM no longer owns shares of GoDaddy's common stock.

6.    Equity-Based Compensation Plans
As of December 31, 2017, 16,024 shares of Class A common stock were available for issuance as future awards under the 2015 Equity Incentive Plan (the 2015 Plan). On January 1, 2018, an additional 6,720 shares were reserved for issuance pursuant to the automatic increase provisions of the 2015 Plan. As of September 30, 2018, 19,405 shares were available for issuance as future awards under the 2015 Plan.
As of December 31, 2017, 2,551 shares of Class A common stock were available for issuance under the 2015 Employee Stock Purchase Plan (the ESPP). On January 1, 2018, an additional 1,000 shares were reserved for issuance pursuant to the ESPP. As of September 30, 2018, 3,265 shares were available for issuance under the ESPP.
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
The following table summarizes our option activity:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Grant- Date Fair Value ($)	Weighted- Average Exercise Price ($)
Outstanding at December 31, 2017	13,460		18.63
Granted	1,168	22.13	61.40
Exercised	(3,640)		15.09
Forfeited	(332)		33.05
Outstanding at September 30, 2018	10,656		24.08
Vested at September 30, 2018	6,363		14.72
The following table summarizes our RSU activity:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Grant- Date Fair Value ($)
Outstanding at December 31, 2017	4,199
Granted	2,871	64.09
Vested	(1,314)
Forfeited	(370)
Outstanding at September 30, 2018	5,386
At September 30, 2018, total unrecognized compensation expense related to non-vested stock options and RSUs was $39.9 million and $171.9 million, respectively, with expected remaining weighted-average recognition periods of 2.0 years and 2.5 years, respectively. We currently believe the performance targets related to the vesting of performance awards will be achieved. If such targets are not achieved, or are subsequently determined to not be probable of being achieved, we will not recognize any compensation expense for performance awards not expected to vest, and will reverse any previously recognized expense on such awards.

7.    Deferred Revenue
Deferred revenue consists of the following:

	September 30, 2018	December 31, 2017
Current:
Domains	$694.5	$638.5
Hosting and presence	487.6	444.7
Business applications	217.6	181.6
	$1,399.7	$1,264.8
Noncurrent:
Domains	$363.2	$341.3
Hosting and presence	187.6	183.2
Business applications	79.0	72.3
	$629.8	$596.8
The increase in the deferred revenue balance is primarily driven by payments received in advance of satisfying our performance obligations, offset by $284.9 million and $1,154.2 million of revenue recognized during the three and nine months ended September 30, 2018, respectively, that was included in the deferred revenue balance as of December 31, 2017. The deferred revenue balance as of September 30, 2018 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied.
Deferred revenue as of September 30, 2018 is expected to be recognized as revenue as follows:

	Remainder of 2018	2019	2020	2021	2022	Thereafter	Total

Domains	$259.3	$496.5	$146.9	$66.3	$38.3	$50.4	$1,057.7
Hosting and presence	195.5	326.4	106.2	26.5	11.8	8.8	675.2
Business applications	85.5	146.6	45.2	12.4	4.2	2.7	296.6
	$540.3	$969.5	$298.3	$105.2	$54.3	$61.9	$2,029.5
8.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2018	December 31, 2017
Derivative liabilities	$157.3	$206.4
Accrued payroll and employee benefits	87.6	92.3
Tax-related accruals	49.0	54.7
Accrued acquisition-related expenses and acquisition consideration payable	75.2	32.9
Tax and bonus accruals related to sale of discontinued operations	—	28.1
Accrued marketing and advertising expenses	16.1	10.3
Current portion of capital lease obligation	4.4	4.8
Accrued other	49.2	40.1
	$438.8	$469.6

9.    Long-Term Debt
Long-term debt consisted of the following:

	September 30, 2018	December 31, 2017
Term Loans (effective interest rate of 4.5% at September 30, 2018 and 4.1% at December 31, 2017)	$2,463.6	$2,482.3
Revolving Credit Loan	—	—
Total	2,463.6	2,482.3
Less: unamortized original issue discount on long-term debt(1)	(29.1)	(33.0)
Less: unamortized debt issuance costs(1)	(19.4)	(21.8)
Less: current portion of long-term debt	(16.7)	(16.7)
	$2,398.4	$2,410.8

(1)	Original issue discount and debt issuance costs are amortized to interest expense over the life of the related debt instruments using the effective interest method.
Credit Facility
Our secured credit agreement (the Credit Facility) includes an aggregate of $2,497.5 million in seven-year term loans (the Term Loans) and a $200.0 million five-year revolving credit facility (the Revolving Credit Loan).
The Term Loans mature on February 15, 2024 and bear interest at a rate equal to, at our option, either (a) LIBOR plus 2.25% per annum or (b) 1.25% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%. We are eligible for a 0.25% reduction in the interest rate margins upon improvement in our corporate credit rating. A portion of the Term Loans are hedged by an interest rate swap. See Note 10 for discussion of this hedging instrument.
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
At September 30, 2018, we had $200.0 million available for borrowing under the Revolving Credit Loan and were not in violation of any covenants of the Credit Facility.
The estimated fair value of the Term Loans was $2,474.4 million at September 30, 2018 based on observable market prices for these loans, which are traded in a less active market and therefore classified as a Level 2 fair value measurement.
Future Debt Maturities
Aggregate principal payments, exclusive of any unamortized original issue discount and debt issuance costs, due on long-term debt as of September 30, 2018 are as follows:

Year Ending December 31:
2018 (remainder of)	$6.3
2019	25.0
2020	25.0
2021	25.0
2022	25.0
Thereafter	2,357.3
$2,463.6

10.    Derivatives and Hedging
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
The following table summarizes our outstanding derivative instruments, all of which are designated as cash flow hedges, on a gross basis:

	Notional Amount		Fair Value of Derivative Assets(2)		Fair Value of Derivative Liabilities(2)
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Derivative Instrument:
Level 2:
Foreign exchange forward contracts	$59.9	$241.3	$2.5	$—	$—	$4.4
Cross-currency swap(1)	1,421.1	1,478.3	—	—	157.3	182.9
Interest rate swap	1,305.6	1,315.5	17.7	—	—	19.1
Total hedges	$2,786.6	$3,035.1	$20.2	$—	$157.3	$206.4

(1)
The notional values of the cross-currency swap have been translated from Euros to U.S. dollars at the foreign currency rates in effect at September 30, 2018 and December 31, 2017 of approximately 1.16 and 1.20, respectively.

(2)
In our consolidated balance sheets, all derivative assets are recorded within prepaid expenses and other current assets and all derivative liabilities are recorded within accrued expenses and other current liabilities.

The following table summarizes the effect of our designated cash flow hedging derivative instruments on accumulated other comprehensive income (loss) (AOCI):

	Unrealized Gains (Losses) Recognized in Other Comprehensive Income
	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Derivative Instrument:
Foreign exchange forward contracts(1)	$1.1	$(1.7)	$8.1	$(6.5)
Cross-currency swap	(3.3)	(12.6)	(21.7)	(6.3)
Interest rate swap	6.8	2.7	36.8	(34.2)
	$4.6	$(11.6)	$23.2	$(47.0)

(1)	Amounts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.

The following tables summarize the locations and amounts of gains (losses) recognized within earnings related to our cash flow hedging relationships:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Foreign Exchange Forward Contracts:
Reclassified from AOCI into income	$(0.4)	$—	$—	$0.1	$—	$—
Cross Currency Swap:
Reclassified from AOCI into income (1)	—	7.1	5.6	—	7.1	(48.6)
Interest Rate Swap:
Reclassified from AOCI into income	—	(1.2)	—	—	(4.1)	—
	$(0.4)	$5.9	$5.6	$0.1	$3.0	$(48.6)

(1)
The amount reflected in other income (expense), net includes $(5.8) million and $48.3 million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by the cross-currency swap for the three months ended September 30, 2018 and 2017, respectively.

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Foreign Exchange Forward Contracts:
Reclassified from AOCI into income	$(2.3)	$—	$—	$1.3	$—	$—
Cross Currency Swap:
Reclassified from AOCI into income (1)	—	20.7	46.2	—	14.5	(141.8)
Interest Rate Swap:
Reclassified from AOCI into income	—	(5.9)	—	—	(8.8)	—
	$(2.3)	$14.8	$46.2	$1.3	$5.7	$(141.8)

(1)
The amount reflected in other income (expense), net includes $(47.3) million and $141.2 million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by the cross-currency swap for the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, we estimate that approximately $23.7 million of net deferred gains related to our cash flow hedges will be recognized in earnings over the next 12 months. No amounts were excluded from our effectiveness testing during any of the periods presented.
Risk Management Strategies
Foreign Exchange Forward Contracts
We enter into foreign exchange forward contracts with financial institutions to hedge certain forecasted sales transactions denominated in foreign currency. We designate these forward contracts as cash flow hedges, which are recognized as either assets or liabilities at fair value. At September 30, 2018, the total notional amount of such contracts was $59.9 million, all having maturities of three months or less.

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
11.    Commitments and Contingencies
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
Indemnifications
In the normal course of business, we have made indemnities under which we may be required to make payments in relation to certain transactions, including to our directors and officers to the maximum extent permitted under applicable state laws and indemnifications related to certain lease agreements. In addition, certain advertiser and reseller partner agreements contain indemnification provisions, which are generally consistent with those prevalent in the industry. We have not incurred material obligations under indemnification provisions historically, and do not expect to incur material obligations in the future. Accordingly, we have not recorded any liabilities related to such indemnities as of September 30, 2018 and December 31, 2017.
We include service level commitments to our customers guaranteeing certain levels of uptime reliability and performance for our hosting and premium DNS products. These guarantees permit those customers to receive credits in the event we fail to meet those levels, with exceptions for certain service interruptions including but not limited to periodic maintenance. We have not incurred any material costs as a result of such commitments during any of the periods presented, and have not recorded any liabilities related to such obligations as of September 30, 2018 and December 31, 2017.

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
As of September 30, 2018 and December 31, 2017, our accrual for estimated indirect tax liabilities was $13.9 million and $18.8 million, respectively, reflecting our best estimate of the probable liability based on an analysis of our business activities, revenues subject to indirect taxes and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation or settlements could be materially different than the amounts established for indirect tax contingencies.
12.    Income Taxes
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
On December 22, 2017, the SEC issued guidance to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. The completion of our 2017 income tax returns, future guidance and additional information and interpretations with the respect to the TCJA may cause us to adjust the recorded provisional amounts in a future period. We made no such adjustments during the nine months ended September 30, 2018.

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
13.    Payable to Related Parties Pursuant to the TRAs
As of December 31, 2017, our liability under the TRAs was $153.0 million, representing approximately 85% of the calculated tax savings based on the portion of the original basis adjustments we anticipated being able to utilize in future years. During the nine months ended September 30, 2018, we increased this liability primarily through an aggregate $36.2 million reduction in additional paid-in capital resulting from the exchanges of LLC Units in the secondary offerings discussed in Note 5. As of September 30, 2018, our liability under the TRAs was $189.3 million.
The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact the liability under the TRAs. We have determined it is more-likely-than-not we will be unable to utilize all of our DTAs subject to the TRAs; therefore, we have not recorded a liability under the TRAs related to the tax savings we may realize from the utilization of NOL carryforwards and the amortization related to basis adjustments created by exchanges of LLC Units. If utilization of these DTAs becomes more-likely-than-not in the future, at such time, we will record liabilities under the TRAs of up to an additional $1,110.1 million as a result of basis adjustments under the Internal Revenue Code and up to an additional $354.9 million related to the utilization of NOL and credit carryforwards, which will be recorded through charges to our statements of operations. However, if the tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRAs. In this scenario, the reduction of the liability under the TRAs would result in a benefit to our statements of operations.

14.    Income Per Share
Basic income per share is computed by dividing net income attributable to GoDaddy Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted income per share is computed giving effect to all potentially dilutive shares unless their effect is antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Income from continuing operations	$14.1	$7.1	$38.5	$27.4
Income from discontinued operations, net of income taxes	—	22.9	—	17.6
Net income	14.1	30.0	38.5	45.0
Less: net income attributable to non-controlling interests	0.9	7.6	3.9	1.2
Net income attributable to GoDaddy Inc.	$13.2	$22.4	$34.6	$43.8
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	162,359	114,836	151,015	102,171
Effect of dilutive securities:
Class B common stock	10,258	50,601	19,988	64,510
Stock options	7,172	8,324	7,509	9,046
RSUs and ESPP shares	2,603	1,458	2,426	1,282
Weighted-average shares of Class A Common stock outstanding—diluted	182,392	175,219	180,938	177,009
Net income attributable to GoDaddy Inc. per share of Class A common stock—basic
Continuing operations	$0.08	$0.05	$0.23	$0.31
Discontinued operations	—	0.15	—	0.12
Net income attributable to GoDaddy Inc.	$0.08	$0.20	$0.23	$0.43
Net income attributable to GoDaddy Inc. per share of Class A common stock—diluted(1):
Continuing operations	$0.08	$0.04	$0.21	$0.15
Discontinued operations	—	0.13	—	0.10
Net income attributable to GoDaddy Inc.	$0.08	$0.17	$0.21	$0.25

(1)	The diluted income per share calculations exclude the allocation of net income to the non-controlling interests.
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted income per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Options and RSUs	918	1,938	792	2,903

Shares of Class B common stock do not share in our earnings and are not participating securities. Accordingly, separate presentation of income per share of Class B common stock under the two-class method has not been presented. Each share of Class B common stock (together with a corresponding LLC Unit) is exchangeable for one share of Class A common stock. Total shares outstanding were as follows:

	September 30, 2018	December 31, 2017
Class A common stock	166,928	132,993
Class B common stock	6,319	35,006
	173,247	167,999
15.    Geographic Information
Revenue by geography is based on the customer's billing address and was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
U.S.	$443.5	$384.1	$1,268.4	$1,109.6
International	236.0	198.1	695.9	520.1
	$679.5	$582.2	$1,964.3	$1,629.7
No individual international country represented more than 10% of total revenue in any period presented.
Property and equipment, net by geography was as follows:

	September 30, 2018	December 31, 2017
U.S.	$206.9	$221.2
France	28.2	31.6
All other international	38.0	45.1
	$273.1	$297.9
Other than France, no individual international country represented more than 10% of property and equipment, net in any period presented.
16.    Related Party Transactions
As of September 30, 2018, affiliates of KKR held $10.5 million of the outstanding principal balance of our Term Loans as part of the lending syndicate. No material amounts have been paid to KKR during any of the periods presented.
In the ordinary course of business, we purchase and lease computer equipment, technology licensing and software maintenance and support from affiliates of Dell Inc. (Dell) of which Silver Lake and its affiliates have a significant ownership interest. During the three months ended September 30, 2018 and 2017, we paid $4.0 million and $4.3 million, respectively, to Dell. During the nine months ended September 30, 2018 and 2017, we paid $11.7 million and $11.9 million, respectively, to Dell.

17.    Accumulated Other Comprehensive Income (Loss)
The following table presents AOCI activity in equity:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Total Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2017	$(86.8)	$(45.5)	$(132.3)
Other comprehensive income (loss) before reclassifications	0.8	(35.5)	(34.7)
Amounts reclassified from AOCI	—	58.7	58.7
Other comprehensive income (loss)	0.8	23.2	24.0
	$(86.0)	$(22.3)	$(108.3)
Less: AOCI attributable to non-controlling interests			(42.3)
Balance as of September 30, 2018			$(66.0)

Balance as of December 31, 2016	$(0.3)	$3.0	$2.7
Other comprehensive income (loss) before reclassifications	1.8	87.8	89.6
Amounts reclassified from AOCI	(46.9)	(134.8)	(181.7)
Other comprehensive income (loss)	(45.1)	(47.0)	(92.1)
	$(45.4)	$(44.0)	$(89.4)
Less: AOCI attributable to non-controlling interests			(37.8)
Balance as of September 30, 2017			$(51.6)

(1)	Amounts shown for our foreign exchange forward contracts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.
See Note 10 for the effect on net income (loss) of amounts reclassified from AOCI related to our cash flow hedging instruments. The income tax impact associated with these reclassified amounts was not material in any period presented.
The sale of discontinued operations resulted in the reclassification from AOCI of $46.9 million in cumulative foreign currency translation adjustments, which was reported in the gain on disposal within income from discontinued operations for the three and nine months ended September 30, 2017. The income tax impact associated with this reclassified amount was not material.
18.    Subsequent Events
On November 5, 2018, our board of directors approved the repurchase of up to $500.0 million of our Class A common stock. We may purchase shares from time to time in open market purchases, block transactions and privately negotiated transactions, in accordance with applicable federal securities laws. The share repurchase program has no time limit, does not obligate us to make any repurchases and may be modified, suspended or terminated by us at any time without prior notice. The amount and timing of repurchases are subject to a variety of factors including liquidity, share price, market conditions and legal requirements. Share repurchases will be funded by available cash and cash equivalents.

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
(Throughout this discussion and analysis, dollars are in millions, excluding average revenue per user (ARPU) or unless otherwise noted.)
Third Quarter Financial Highlights
Below are our key financial highlights for the three months ended September 30, 2018, with comparisons to the three months ended September 30, 2017.

•	Total revenue of $679.5 million, an increase of 16.7%.

•	International revenue of $236.0 million, an increase of 19.1%.

•	Total bookings(1) of $741.8 million, an increase of 11.0%.

•	Net income of $14.1 million.

•	Total customers increased 6.7% to 18.3 million.

•	ARPU increased 8.6% to $145.

•	Net cash provided by operating activities was $154.0 million, an increase of 17.2%.
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
Key Metrics
In addition to our results determined in accordance with GAAP, we believe the following operating metrics are useful as supplements in evaluating our ongoing operational performance and help provide an enhanced understanding of our business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Total bookings	$741.8	$668.0	$2,279.1	$1,960.3
Total customers at period end (in thousands)	18,267	17,123	18,267	17,123
Average revenue per user	$145	$134	$145	$134
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
Total bookings increased 11.0% from $668.0 million for the three months ended September 30, 2017 to $741.8 million for the three months ended September 30, 2018 and increased 16.3% from $1,960.3 million for the nine months ended September 30, 2017 to $2,279.1 million for the nine months ended September 30, 2018. These increases were primarily driven by increases in total customers and domains under management, continued increases in aftermarket domain sales, broadened customer adoption of non-domains products and an increased growth rate associated with our greater international presence. Our acquisitions of MSH in July 2018 and HEG in April 2017 also contributed to the increases during the three and nine month periods, respectively. These increases were partially offset by a reduction in average subscription term as our product merchandising shifted towards shorter initial and renewal terms in order to increase customer touch points as well as the increased impact of foreign currency associated with the strengthening of the U.S. dollar.
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
Total customers increased 6.7% from 17.1 million as of September 30, 2017 to 18.3 million as of September 30, 2018. Our customer growth primarily resulted from our increased international presence, our ongoing marketing and advertising initiatives and our enhanced and expanded product offerings.
Average revenue per user. We calculate ARPU as total revenue during the preceding 12 month period divided by the average of the number of total customers at the beginning and end of the period. ARPU provides insight into our ability to sell additional products to customers, though the impact to date has been muted due to our continued growth in total customers.
ARPU increased 8.6% from $134 for the period ended September 30, 2017 to $145 for the period ended September 30, 2018, primarily due to broadened customer adoption of our products resulting in increased customer spend and revenue from acquired businesses. ARPU in 2017 is muted by the impact of our acquisition of HEG as our trailing 12 month revenue for that period includes only six months of HEG's results, while all of HEG's customers are included in the average customers calculation as of September 30, 2017.
Reconciliation of Bookings
The following table reconciles total bookings to total revenue, its most directly comparable GAAP financial measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Total Bookings:
Total revenue	$679.5	$582.2	$1,964.3	$1,629.7
Change in deferred revenue(1)	16.6	44.5	171.1	204.3
Net refunds	45.9	43.4	145.8	125.1
Other	(0.2)	(2.1)	(2.1)	1.2
Total bookings	$741.8	$668.0	$2,279.1	$1,960.3

(1)	Change in deferred revenue also includes the impact of realized gains or losses from the hedging of bookings in foreign currencies.

Results of Operations
The following table sets forth our consolidated results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue

Revenue:
Domains	$309.5	45.6%	$271.5	46.6%	$906.0	46.1%	$775.6	47.6%
Hosting and presence	263.2	38.7%	225.9	38.8%	747.6	38.1%	619.1	38.0%
Business applications	106.8	15.7%	84.8	14.6%	310.7	15.8%	235.0	14.4%
Total revenue	679.5	100.0%	582.2	100.0%	1,964.3	100.0%	1,629.7	100.0%
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	226.9	33.4%	200.3	34.4%	663.5	33.8%	573.5	35.2%
Technology and development	112.2	16.5%	91.0	15.6%	319.3	16.2%	261.3	16.0%
Marketing and advertising	70.1	10.4%	58.8	10.1%	212.0	10.8%	188.7	11.6%
Customer care	81.8	12.0%	74.6	12.8%	238.5	12.1%	217.0	13.3%
General and administrative	89.7	13.2%	65.4	11.2%	247.1	12.6%	198.2	12.2%
Depreciation and amortization	61.3	9.0%	60.0	10.3%	176.1	9.0%	147.1	9.0%
Total costs and operating expenses	642.0	94.5%	550.1	94.4%	1,856.5	94.5%	1,585.8	97.3%
Operating income	37.5	5.5%	32.1	5.6%	107.8	5.5%	43.9	2.7%
Interest expense	(25.0)	(3.7)%	(24.4)	(4.2)%	(73.5)	(3.7)%	(59.2)	(3.6)%
Tax receivable agreements liability adjustment	—	—%	—	—%	(0.1)	—%	37.0	2.2%
Loss on debt extinguishment	—	—%	(5.3)	(0.9)%	—	—%	(7.0)	(0.4)%
Other income (expense), net	0.7	0.1%	1.7	0.3%	1.9	0.1%	6.1	0.4%
Income from continuing operations before income taxes	13.2	1.9%	4.1	0.8%	36.1	1.9%	20.8	1.3%
Benefit for income taxes	0.9	0.1%	3.0	0.5%	2.4	0.1%	6.6	0.4%
Income from continuing operations	14.1	2.0%	7.1	1.3%	38.5	2.0%	27.4	1.7%
Income from discontinued operations, net of income taxes	—	—%	22.9	3.9%	—	—%	17.6	1.1%
Net income	14.1	2.0%	30.0	5.2%	38.5	2.0%	45.0	2.8%
Less: net income attributable to non-controlling interests	0.9	0.1%	7.6	1.3%	3.9	0.2%	1.2	0.1%
Net income attributable to GoDaddy Inc.	$13.2	1.9%	$22.4	3.9%	$34.6	1.8%	$43.8	2.7%
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
The following table presents our revenue during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%

Domains	$309.5	$271.5	$38.0	14.0%	$906.0	$775.6	$130.4	16.8%
Hosting and presence	263.2	225.9	37.3	16.5%	747.6	619.1	128.5	20.8%
Business applications	106.8	84.8	22.0	25.9%	310.7	235.0	75.7	32.2%
Total revenue	$679.5	$582.2	$97.3	16.7%	$1,964.3	$1,629.7	$334.6	20.5%
Total revenue increased $97.3 million, or 16.7%, from $582.2 million for the three months ended September 30, 2017 to $679.5 million for the three months ended September 30, 2018. This increase was primarily driven by growth in total customers and ARPU as well as revenue from our July 2018 acquisition of MSH.
Total revenue increased $334.6 million, or 20.5%, from $1,629.7 million for the nine months ended September 30, 2017 to $1,964.3 million for the nine months ended September 30, 2018. The increase was primarily driven by growth in total customers and APRU as well as revenue from our April 2017 acquisition of HEG.
Total customers increased 6.7% to 18.3 million as of September 30, 2018. The increase in customers impacted each of our revenue lines, as the additional customers purchased subscriptions across our product portfolio.
Domains
Domains revenue increased $38.0 million, or 14.0%, from $271.5 million for the three months ended September 30, 2017 to $309.5 million for the three months ended September 30, 2018. This increase was primarily driven by the increase in domains under management, international growth and increased aftermarket domain sales.
Domains revenue increased $130.4 million, or 16.8%, from $775.6 million for the nine months ended September 30, 2017 to $906.0 million for the nine months ended September 30, 2018. This increase was primarily driven by the increase in domains under management, international growth and increased aftermarket domain sales as well as our acquisition of HEG.
Domains under management increased 6.3% from 72.9 million as of September 30, 2017 to 77.5 million as of September 30, 2018.
Hosting and presence
Hosting and presence revenue increased $37.3 million, or 16.5%, from $225.9 million for the three months ended September 30, 2017 to $263.2 million for the three months ended September 30, 2018. This increase was primarily driven by increased revenue from our website hosting, website building and website security products and services as well as our acquisition of MSH.
Hosting and presence revenue increased $128.5 million, or 20.8%, from $619.1 million for the nine months ended September 30, 2017 to $747.6 million for the nine months ended September 30, 2018. This increase was primarily driven by increased revenue from our website hosting, website building and website security products and services as well as our acquisition of HEG.
Business applications
Business applications revenue increased $22.0 million, or 25.9%, from $84.8 million for the three months ended September 30, 2017 to $106.8 million for the three months ended September 30, 2018. This increase was primarily driven by increased customer adoption of our email and productivity solutions.
Business applications revenue increased $75.7 million, or 32.2%, from $235.0 million for the nine months ended September 30, 2017 to $310.7 million for the nine months ended September 30, 2018. This increase was primarily driven by increased customer adoption of our email and productivity solutions as well as seasonal revenue from HEG-sponsored events in the first quarter of 2018.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%

Cost of revenue (excluding depreciation and amortization)	$226.9	$200.3	$26.6	13.3%	$663.5	$573.5	$90.0	15.7%
Cost of revenue increased $26.6 million, or 13.3%, from $200.3 million for the three months ended September 30, 2017 to $226.9 million for the three months ended September 30, 2018. This increase was primarily due to higher domain costs driven by the increase in domains under management and increased aftermarket domain sales. In addition, software licensing fees increased due to higher sales of email and productivity solutions.
Cost of revenue increased $90.0 million, or 15.7%, from $573.5 million for the nine months ended September 30, 2017 to $663.5 million for the nine months ended September 30, 2018. This increase was primarily attributable to higher domain costs driven by the increase in domains under management and increased aftermarket domain sales as well as our acquisition of HEG. In addition, software licensing fees increased due to higher sales of email and productivity solutions.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%

Technology and development	$112.2	$91.0	$21.2	23.3%	$319.3	$261.3	$58.0	22.2%
Technology and development expenses increased $21.2 million, or 23.3%, from $91.0 million for the three months ended September 30, 2017 to $112.2 million for the three months ended September 30, 2018. This increase was primarily attributable to increased compensation-related costs driven by higher average headcount associated with the continued growth of our business as well as our acquisition of MSH.
Technology and development expenses increased $58.0 million, or 22.2%, from $261.3 million for the nine months ended September 30, 2017 to $319.3 million for the nine months ended September 30, 2018. This increase was primarily attributable to increased compensation-related costs driven by higher average headcount associated with the continued growth of our business as well as our acquisition of HEG.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%

Marketing and advertising	$70.1	$58.8	$11.3	19.2%	$212.0	$188.7	$23.3	12.3%
Marketing and advertising expenses increased $11.3 million, or 19.2%, from $58.8 million for the three months ended September 30, 2017 to $70.1 million for the three months ended September 30, 2018. This increase was primarily attributable to increased discretionary advertising spend driven by our international growth.
Marketing and advertising expenses increased $23.3 million, or 12.3%, from $188.7 million for the nine months ended September 30, 2017 to $212.0 million for the nine months ended September 30, 2018. This increase was primarily attributable to increased discretionary advertising spend driven by our international growth.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%

Customer care	$81.8	$74.6	$7.2	9.7%	$238.5	$217.0	$21.5	9.9%
Customer care expenses increased $7.2 million, or 9.7%, from $74.6 million for the three months ended September 30, 2017 to $81.8 million for the three months ended September 30, 2018. This increase was primarily driven by increased costs associated with the continued expansion of our international third-party Customer Care locations, the continued growth of our business and our acquisition of MSH.

Customer care expenses increased $21.5 million, or 9.9%, from $217.0 million for the nine months ended September 30, 2017 to $238.5 million for the nine months ended September 30, 2018. This increase was primarily driven by increased costs associated with the continued expansion of our international third-party Customer Care locations, the continued growth of our business and our acquisitions of MSH and HEG.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%

General and administrative	$89.7	$65.4	$24.3	37.2%	$247.1	$198.2	$48.9	24.7%
General and administrative expenses increased $24.3 million, or 37.2%, from $65.4 million for the three months ended September 30, 2017 to $89.7 million for the three months ended September 30, 2018. This increase was primarily due to increased compensation-related costs driven by increased average headcount associated with the continued growth of our business, increased acquisition-related expenses and incremental expenses from our integration of MSH.
General and administrative expenses increased $48.9 million, or 24.7%, from $198.2 million for the nine months ended September 30, 2017 to $247.1 million for the nine months ended September 30, 2018. This increase was primarily due to increased compensation-related costs associated with the continued growth of our business, increased acquisition-related expenses and incremental expenses from our integration of HEG and MSH.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%

Depreciation and amortization	$61.3	$60.0	$1.3	2.2%	$176.1	$147.1	$29.0	19.7%
There were no material changes in depreciation and amortization expenses for the three months ended September 30, 2018.
Depreciation and amortization expenses increased $29.0 million, or 19.7%, from $147.1 million for the nine months ended September 30, 2017 to $176.1 million for the nine months ended September 30, 2018. This increase was primarily due to the finite-lived intangible assets and property and equipment acquired as part of our acquisition of HEG.
Interest expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%

Interest expense	$25.0	$24.4	$0.6	2.5%	$73.5	$59.2	$14.3	24.2%

There were no material changes to interest expense for the three months ended September 30, 2018.
Interest expense increased $14.3 million, or 24.2%, from $59.2 million for the nine months ended September 30, 2017 to $73.5 million for the nine months ended September 30, 2018. This increase was primarily driven by additional interest from the term loan issued in April 2017 to finance our acquisition of HEG as well as a higher average effective interest rate on our long-term debt in 2018.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity have been cash flow generated from operations, long-term debt borrowings and stock option exercises. Our principal uses of cash have been to fund operations, acquisitions and capital expenditures, as well as make interest payments and mandatory principal payments on our long-term debt. We have also used our cash to repurchase LLC Units and make required tax distributions.
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
Acquisition of Main Street Hub
In July 2018, we completed the previously-announced acquisition of MSH for total purchase consideration of $182.0 million, as described in Note 3 to our financial statements. This acquisition includes contingent earn-out payments of up to a maximum of $50.0 million.
Credit Facility
Our Credit Facility consists of the Term Loans maturing on February 15, 2024 and the Revolving Credit Loan maturing on February 15, 2022. See further discussion of the Credit Facility in Note 9 to our financial statements.
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
The Credit Facility requires us to maintain certain financial ratios and contains covenants restricting, among other things, our ability, or the ability of our subsidiaries, to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes including mergers and consolidations, sell assets, make restricted payments including dividends, distributions and investments, prepay junior indebtedness and engage in operations other than in connection with acting as a holding company, subject to customary exceptions. As of September 30, 2018, we were in compliance with all such covenants and had no amounts drawn on the Revolving Credit Loan.
As further discussed in Note 10 to our financial statements, we have hedged a portion of our long-term debt through the use of cross-currency and interest rate swap derivative instruments. These instruments help us manage and mitigate our risk of exposure to changes in foreign currency exchange rates and interest rates. See "Quantitative and Qualitative Disclosures About Market Risk" for additional discussion of our hedging activities.
Tax Receivable Agreements
As of September 30, 2018, the liability under the TRAs was $189.3 million, as described in Note 13 to our financial statements. We currently do not expect to begin making payments related to the existing liability under the TRAs until 2022.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2018	2017

Net cash provided by operating activities	$431.3	$371.3
Net cash used in investing activities	(195.3)	(1,497.9)
Net cash provided by financing activities	34.0	1,094.0
Effect of exchange rate changes on cash and cash equivalents	(1.5)	3.4
Net increase (decrease) in cash and cash equivalents	$268.5	$(29.2)
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
Net cash provided by operating activities increased $60.0 million from $371.3 million during the nine months ended September 30, 2017 to $431.3 million during the nine months ended September 30, 2018, primarily resulting from our bookings growth, our increased operating income and the acquisition of HEG.

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
Net cash used in investing activities decreased $1,302.6 million from $1,497.9 million during the nine months ended September 30, 2017 to $195.3 million during the nine months ended September 30, 2018, primarily due to a $1,728.5 million decrease in business acquisitions, partially offset by the $447.7 million in net proceeds received from the sale of discontinued operations in 2017.
Financing Activities
Our financing activities primarily consist of long-term debt borrowings, the repayment of principal on long-term debt and stock option activity.
Net cash provided by financing activities decreased $1,060.0 million from $1,094.0 million during the nine months ended September 30, 2017 to $34.0 million during the nine months ended September 30, 2018. The decrease primarily resulted from $1,953.1 million in proceeds received from debt issued to finance our April 2017 acquisition of HEG, partially offset by the August 2017 repayment of $596.6 million in bridge financing used to finance a portion of the acquisition and $275.0 million of LLC Unit repurchases completed in 2017.
Off-Balance Sheet Arrangements
As of September 30, 2018 and December 31, 2017, we had no off-balance sheet arrangements that had, or which are reasonably likely to have, a material effect on our consolidated financial statements.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP, and in doing so, we make estimates, assumptions and judgments affecting the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosure of contingent assets and liabilities. We base our estimates, assumptions and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances, and we evaluate these estimates, assumptions and judgments on an ongoing basis. Different assumptions and judgments would change the estimates used in the preparation of our financial statements, which, in turn, could change our results from those reported. We refer to estimates, assumptions and judgments of this type as our critical accounting policies and estimates, which we discuss in our 2017 Form 10-K. We review our critical accounting policies and estimates with the audit and finance committee of our board of directors on an annual basis.
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
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts may fail to meet their contractual obligations. To mitigate such counterparty credit risk, we enter into contracts only with carefully selected financial institutions based upon ongoing evaluations of their creditworthiness. As a result, we do not believe we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of September 30, 2018.

Foreign Currency Risk
We manage our exposure to changes in foreign currency exchange rates through the use of foreign exchange forward contracts and cross-currency swap contracts. See Note 10 to our financial statements for a summary of the notional amounts and fair values of our foreign currency exchange and cross-currency swap contracts.
Foreign Exchange Forward Contracts
A portion of our bookings, revenue and operating expenses is denominated in foreign currencies, which are subject to exchange rate fluctuations. Our most significant foreign currency exposures are the Euro, the British pound, the Indian rupee, the Canadian dollar and the Australian dollar. Our reported bookings, revenues and operating results may be impacted by fluctuations in foreign currency exchange rates. Fluctuations in foreign currency exchange rates may also cause us to recognize transaction gains and losses in our statements of operations; however, to date, such amounts have not been material. With our 2017 acquisition of HEG, and as our international operations continue to grow, our exposure to fluctuations in currency rates will increase, which may increase the costs associated with this growth. During the three months ended September 30, 2018, our total bookings growth in constant currency would have been approximately 110 basis points higher and total revenue growth would have been approximately 10 basis points lower. Constant currency is calculated by translating bookings and revenue for each month in the current period using the foreign currency exchange rate for the corresponding month in the prior period, excluding any hedging gains or losses realized during the period.
We utilize foreign exchange forward contracts to manage the volatility of our bookings and revenue related to foreign currency transactions. These forward contracts reduce, but do not eliminate, the impact of adverse currency exchange rate fluctuations. We designate these forward contracts as cash flow hedges for accounting purposes. Changes in the intrinsic value of these hedges are recorded as a component of AOCI. Gains and losses, once realized, are recorded as a component of AOCI and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. At September 30, 2018, the total notional amount of such contracts was $59.9 million, all having remaining maturities of three months or less, and the realized and unrealized loss included in AOCI totaled $1.8 million.
Cross-Currency Swap Contract
In order to manage variability due to movements in foreign currency rates related to a Euro-denominated intercompany loan, we entered into the five-year Cross-Currency Swap in April 2017. The Cross-Currency Swap, which matures on April 3, 2022, had a notional amount of €1,224.6 million at September 30, 2018 and converts the fixed rate Euro-denominated interest and principal receipts on the intercompany loan into fixed U.S. dollar interest and principal receipts. The Cross-Currency Swap, which is designated as a cash flow hedge and recognized as an asset or liability at fair value, effectively creates a fixed-rate U.S. dollar intercompany loan from a fixed rate Euro-denominated intercompany loan, thereby reducing our exposure to foreign currency fluctuations between the Euro and U.S. dollar. Changes to the fair value of our Cross-Currency Swap due to changes in the value of the U.S. dollar relative to the Euro would be largely offset by the net change in the fair values of the underlying hedged items.
Interest Rate Risk
Interest rate risk reflects our exposure to movements in interest rates associated with our variable-rate debt. Total borrowings under our Credit Facility were $2,463.6 million as of September 30, 2018. These borrowings bear interest at a rate equal to, at our option, either (a) LIBOR plus 2.25% per annum or (b) 1.25% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%.
In April 2017, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement to effectively convert a portion of the variable-rate debt to fixed. The interest rate swap, the notional amount of which was $1,305.6 million at September 30, 2018, matures on April 3, 2022 and swaps the variable interest rate on our LIBOR-based borrowings for a fixed rate of 5.44%. The objective of the interest rate swap, which is designated as a cash flow hedge, is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.
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
Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2018 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
Not applicable.

Item 6.    Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1+	Offer Letter, dated July 24, 2018, between GoDaddy Inc. and Caroline Donahue	8-K	001-36904	10.1	8/2/2018
10.2+	Offer Letter, dated July 24, 2018, between GoDaddy Inc. and Ryan Roslansky	8-K	001-36904	10.2	8/2/2018
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
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

GODADDY INC.

Date:	November 7, 2018	/s/ Ray E. Winborne
Ray E. Winborne
Chief Financial Officer