Form 10-K
period 2018-12-31
GoDaddy Inc.
filed 2019-02-22
CIK 1609711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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

As of June 30, 2018, the aggregate market value of the registrant's Class A common stock held by non-affiliates, based upon the closing sales price for the registrant's Class A common stock as reported by the New York Stock Exchange, was $10,628,537,575. For the purpose of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares beneficially owned by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances indicating that such stockholders exercise any control over our company. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of February 15, 2019, there were 169,173,941 shares of GoDaddy Inc.'s Class A common stock, $0.001 par value per share, outstanding and 6,182,297 shares of GoDaddy Inc.'s Class B common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2018.

GoDaddy Inc.
Annual Report on Form 10-K
Year Ended December 31, 2018

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

•	our ability to continue to efficiently acquire customers, maintain our high customer retention rates and maintain the level of our customers' lifetime spend;

•	our ability to provide high quality Customer Care;

•	the effects of increased competition in our markets and our ability to compete effectively;

•	our ability to grow internationally;

•	the impact of fluctuations in foreign currency exchange rates on our business and our ability to effectively manage the exposure to such fluctuations;

•	our ability to effectively manage our growth and associated investments, including our migration of the vast majority of our infrastructure to the public cloud;

•	our ability to integrate acquisitions, including our acquisitions of Host Europe Holdings Limited (HEG) and Main Street Hub (MSH);

•	our ability to maintain our relationships with our partners;

•	adverse consequences of our substantial level of indebtedness and our ability to repay our debt;

•	our ability to maintain, protect and enhance our intellectual property;

•	our ability to maintain or improve our market share;

•	sufficiency of cash and cash equivalents to meet our needs for at least the next 12 months;

•	beliefs and objectives for future operations;

•	our ability to stay in compliance with laws and regulations currently applicable to, or which may become applicable to, our business both in the United States (U.S.) and internationally;

•	economic and industry trends or trend analysis;

•	our ability to attract and retain qualified employees and key personnel;

•	the amount and timing of any payments we make under tax receivable agreements (TRAs) or for tax distributions;

•	the future trading prices of our Class A common stock;

•	the amount and timing of any repurchases of our Class A common stock under our share repurchase program;
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
Unless expressly indicated or the context suggests otherwise, references to GoDaddy, we, us and our refer to GoDaddy Inc. and its consolidated subsidiaries, including Desert Newco, LLC and its subsidiaries (Desert Newco). We refer to Kohlberg Kravis Roberts & Co. L.P., together with its affiliates, as KKR. We refer to Silver Lake Partners, together with its affiliates, as SLP.

Part I.
Item 1. Business
Our customers have bold aspirations—the drive to be their own boss, write their own story and take a leap of faith to pursue their dreams. Launching that salon, opening that gym, organizing that community event, starting their blog, or whatever sparks their passion. We are inspired by our customers, and are dedicated to helping them turn their powerful ideas into meaningful action. Our vision is to radically shift the global economy toward life-fulfilling independent ventures.
Overview
Our 18.5 million customers are everyday entrepreneurs with vibrant ideas. They are risk-takers with passion and grit, determined to make their way in the world and to transform their ideas into something meaningful. Our customers have many roles; they have to simultaneously run marketing, accounting, and service delivery operations. Time is their most valuable resource; they want an online presence that makes an impact, but may not have the time and skills to make that happen. Our goal is to be a trusted partner to our customers, bringing together the technology, ease of use and care necessary to bring their ideas to life online.
We are a leading technology provider to small businesses, web design professionals and individuals, delivering simple, easy-to-use cloud-based products and outcome-driven, personalized Customer Care. Our products enable our customers to transform their ideas into reality through their website, email and social presence. This often starts with the most intimate of brand considerations - their domain name - and expands through our website building, hosting, social, security, productivity and do-it-for-you offerings. As our customers grow, we provide applications and access to relevant third-party products and platforms helping them connect to their customers, manage and grow their businesses and get found online.
What it means to be online has evolved from a static website to a responsive website integrated with social channels, search engines, reputation platforms and e-commerce marketplaces. This creates the need to syndicate dynamic information across all the places our customers engage with their audience, including things like appointment availability, retail inventory, digital subscriptions, and social media presence, among many other things.
At GoDaddy, we believe our customers should have both great technology and great customer support. We believe engaging with our customers in a proactive, consultative way helps them knock down the technology hurdles they face. Through the thousands of conversations we have with our customers every day, we receive valuable feedback enabling us to continually evolve our products and solutions and respond to their changing needs.
Our people and unique culture have been integral to our success. We live by the same principles that enable our customers' ideas to survive and thrive: hard work, perseverance, conviction, an obsession with customer satisfaction and a belief that no one can do it better. We take responsibility for driving successful outcomes and are accountable to our customers, which we believe has been a key factor in enabling our rapid customer and revenue growth. We believe we have one of the most recognized technology brands in the U.S. and our international awareness continues to rapidly increase as we've entered into new markets.
Our Size and Scale
Our combination of easy-to-use cloud-based products, personalized Customer Care, a powerful brand and a unique culture have helped us build an attractive business with strong financial performance.

•	As of December 31, 2018, we had 18.5 million customers, with approximately 1.2 million customers added in 2018.

•	As of December 31, 2018, we had 1.1 million customers who each spent more than $500 a year.

•
We are the global market leader in domain name registration—a key on-ramp to establishing a business online in our connected economy—with more than 77 million domains under management as of December 31, 2018, which, based on information reported in VeriSign's Domain Name Industry Brief, represented more than 22% of the world's registered domains.

•
In each of the five years ended December 31, 2018, our customer retention rate exceeded 85%, and in 2018, our retention rate for customers who had been with us for over three years was approximately 92%.

•	In 2018, we generated $3,011 million in total bookings, up 15.0% from $2,618 million in 2017. In 2018, we had $2,660 million of revenue, up 19.2% from $2,232 million in 2017.

•	As of December 31, 2018, we provided localized solutions in over 50 markets. In 2018, approximately 35% of our total bookings was attributable to customers outside of the U.S.

•
Our highly-rated Customer Care team of over 6,300 specialists, including nearly 2,300 outside the U.S., is focused on providing high-quality, personalized care. As a result of their ongoing dialogue with customers, our Customer Care team also drives bookings and in 2018 generated approximately 17% of our total bookings.

Our Market
Our customers represent a large and diverse market which we believe is largely underserved. According to the U.S. Small Business Administration, there were approximately 30.8 million small businesses in 2016. Based on data from the 2016 U.S. Census Bureau and the U.S. Small Business Administration, over 90% of small businesses have fewer than five employees and approximately 25 million, or over 76%, of small businesses were non-employer firms. Furthermore, the Kauffman Index of Entrepreneurial Activity Report estimated that in 2017 there were approximately 540,000 new business owners created each month in the U.S. Moreover, according to a study performed by the International Finance Corporation and McKinsey Company, there are more than 500 million micro, small and medium enterprises (defined as one to 250 employees) worldwide. We believe our addressable market extends beyond small businesses and includes individuals and organizations, such as universities, community organizations, charities and hobbyists.
Despite the ubiquity and importance of the Internet to individual consumers, most small businesses and organizations have remained offline given their limited resources and inadequate tools. However, as proliferation of mobile devices blurs the online/offline distinction into an "always online" world, having an impactful online presence is becoming a "must have" for small businesses worldwide.
What it means for small businesses, ventures and ideas to be online continues to evolve. Today, having an effective online presence often means having a combination of: (i) a secure and content rich website viewable from any device; (ii) presence on social media channels (e.g. Facebook, Instagram, WhatsApp and WeChat), (iii) search engines and an increasing number of horizontal marketplaces (e.g. Yelp and Eventbrite), (iv) vertical marketplaces (e.g. OpenTable and HomeAdvisor); (v) branded email communication; (vi) online marketing; and (vii) Internet-enabled commerce ability with reservation and scheduling capabilities for service-based businesses and a product catalog and e-commerce capabilities for product-based businesses. In addition, other needs such as telephony, payment processing, and accounting and tax preparation, which had traditionally been separate point solutions, can now be part of an integrated solution.
Our Customers
Our customers share common traits, such as tenacity and determination. They have an entrepreneurial spirit, strong work ethic and, above all, passion for their ideas, yet their specific needs vary depending on the type and stage of their ideas. They range from individuals who have an idea and those thinking about starting a business as well as established ventures needing help attracting customers, growing their sales, managing their presence or expanding their operations. Most of our customers have fewer than five employees and most self-identify as having little to no technology or design skills. They need our help to create a unique and secure digital identity. While our customers have differing degrees of resources and technical capabilities, they all share a desire to find tools to help them bring their ideas to life, enhance connections with their audience and find new customers.
Our Opportunity—What Successful Ideas Need
Our customers are consumers themselves and use the Internet to research and shop for solutions, which makes them keenly aware of the need to have an impactful online presence. While our customers' needs change depending on where they are in their journey, the most common customer needs we serve include:

•
Getting online and looking great. Our customers want to develop an online presence by finding a name that perfectly identifies their business, hobby or passion. They want to create a digital identity so their customers can find, engage and transact with them online. We believe a complete digital identity includes an elegant, mobile-enabled website and the ability to get found across various search engines, social media platforms and vertical marketplaces.

•
Growing their business and running their operations. Our customers need to communicate with their existing customers and find new ones. They also need easy-to-use products and tools to help run their businesses, including productivity, marketing, payment and security tools.

•
Connecting with a real person when they need help. Our customers sometimes need assistance to set up a website, launch a new feature or try something new. They need real people who are available 24/7/365 and in the manner that works best for them, whether by phone, by chat or in community forums.

•
Technology that grows with them and their customers. Our customers need a simple platform and set of tools enabling their domain, website and other solutions to easily work together as their idea grows and becomes more complex. The right platform can meet the needs of entrepreneurs who may not be technologically savvy, Web Pros with more complex requirements and customers with a range of needs in between.

•
Reliability, security and performance. Our customers expect reliable products and want to be confident their digital presence is secure. Our customers work on their ideas whenever and however they can and need solutions fitting their lifestyle and schedule.

•
Affordable solutions. Our customers often have limited financial resources and are unable to make large, upfront investments in the latest technology. Our customers need affordable solutions leveling the playing field and giving them the tools to look and act like bigger ventures.

Our Solution—What We Do and How We Do It
We built GoDaddy to serve our customers by providing elegant, easy-to-use cloud-based products on a single technology platform wrapped with personalized Customer Care. Our customers turn to us to:

•
Get a great domain name. Every great idea needs a great name. Staking a claim with a domain name is an integral part of establishing an idea and presence online. When inspiration strikes, we are there to provide our customers with high-quality search, discovery and recommendation tools as well as the broadest selection of domains to help them find the right name for their idea.

•
Build a dynamic online presence. GoCentral and other GoDaddy offerings enable anyone to create an elegant website or online store, for both desktop and mobile, regardless of technical skill. Our products, powered by a unified cloud platform, enable our customers to get found online by helping to enhance the information on their website and extending their website and its content to where they need to be, from search engine results (e.g. Google) to social media (e.g. Facebook) to vertical marketplaces (e.g. Yelp), all from one location. For more technically-sophisticated web designers, developers and customers, we provide high-performance, flexible hosting and security products that can be used with a variety of open source design tools. We design these solutions to be easy to use, effective, reliable, flexible and at a great value.

•
Add back-office and marketing products. Our customers want to spend their time on what matters most to them, selling their products or services or helping their customers do the same. We provide them with productivity tools such as domain-specific email, second-line telephony, online storage and payment solutions to help run their ventures. We also provide robust marketing products, such as social media management and email marketing, to help them attract and retain customers.

•
Receive assistance from our highly-rated Customer Care team. Our Customer Care team consists of over 6,300 specialists worldwide who are available 24/7/365 and provide care to customers who have different levels of technical sophistication. We strive to provide high-quality, consultative care and deliver a distinctive experience helping us create loyal customers who renew their subscriptions, purchase additional products and refer their family and friends to us. Our specialists are evaluated on customer outcomes and the quality of the experience they provide.

•
Receive high value. We price most of our products at a few dollars per month while providing our customers with robust features and functionality. We believe our high-quality products and personalized Customer Care provide our customers with an affordable bridge between their available resources and their aspirations.

Our Advantages—Why We Win
We believe the following strengths provide us with competitive advantages:

•
We are the leading domain name marketplace, a key on-ramp in establishing a digital identity. We are the global market leader in domain name registration with more than 77 million domains under management as of December 31, 2018. Based on information reported in VeriSign's Domain Name Industry Brief, we held over 22% of the approximately 342 million worldwide domain names under management as of September 30, 2018.

•
We provide a reliable and secure global platform and infrastructure. Our investments in technology, including engineers, patents, online security, customer privacy, reliable infrastructure and data science capabilities, enable us to innovate and deliver personalized solutions to our customers. Our API-driven technology platform is built on state-of-the-art, open source technologies like Hadoop, OpenStack and other large-scale, distributed systems. Additionally, our platform allows our developers to create new and enhanced products or product features assembled from common building blocks leading to faster deployment cycles. We believe our products work well together and are more valuable and easier to use together than had our customers purchased them individually from other companies and tried to integrate them. As of December 31, 2018, we had 1,557 engineers, 264 issued patents and 109 pending patent applications in the U.S.

•
We operate an industry-leading Customer Care team that also drives bookings. We give our customers much more than typical customer support. Our team is unique, blending personalized Customer Care with the ability to evaluate our customers' needs, which allows us to help and advise them as well as drive incremental bookings. Our Customer Care team contributed approximately 17% of our total bookings in 2018. Our customers respond to our personalized approach with high marks for customer satisfaction. Our proactive Customer Care model is a key component helping create long-term customer relationships, which is reflected in our high retention rates.

•
Our brand and marketing efficiency. We believe GoDaddy is one of the most recognized technology brands in the U.S. with increasing awareness worldwide. Through a combination of cost-effective direct-marketing, brand advertising and customer referrals, we have added approximately one million net new customers organically each year from 2013 through 2018.

•
Our financial model. Our stable and predictable business model is driven by efficient customer acquisition, high customer retention rates and increasing lifetime spend. In each of the five years ended December 31, 2018, our customer retention rate exceeded 85%, and in 2018, our retention rate for customers who had been with us for over three years was approximately 92%. We believe the breadth and depth of our product offerings and the high quality and responsiveness of our Customer Care team builds strong customer relationships and are key to our high customer retention rate.

•
Our people and our culture. Our people embody the same grit and determination as our customers. Our world-class engineers, designers, marketers and Customer Care specialists share a passion for technology and its ability to change our customers' lives. We value hard work, extraordinary effort, living passionately, taking intelligent risks and working together toward successful customer outcomes. Our relentless pursuit of doing right for our customers has been a crucial ingredient of our growth.

•	Our scale. We have achieved significant scale in our business enabling us to efficiently acquire new customers, serve our existing customers and continue to invest in growth.

•	In 2018, we generated $3,011 million in total bookings up from $1,398 million in 2013, representing a compound annual growth rate (CAGR) of 16.6%.

•	In 2018, we had $2,660 million of revenue up from $1,131 million in 2013, representing a CAGR of 18.7%.

•	In 2018, we had $560 million of net cash provided by operating activities.

•	In the five years ended December 31, 2018, we invested to support our growth with $1,599 million in technology and development expenses and $1,140 million in marketing and advertising expenses.

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

•
Powering elegant and effortless presence. We offer a range of products and services that help our customers get their ideas online. GoCentral combines a mobile-optimized website builder with an integrated set of marketing and e-commerce tools to help our customers create an audience for their idea or business, enabling them to design a professional website in under an hour. We continue to invest in GoCentral and other tools, templates and technology to make building, maintaining and updating a professional looking mobile or desktop presence simple and easy. In 2018, we introduced social media management tools through our acquisition of Main Street Hub, which help our customers develop, maintain and own their social media brand and reputation as well as interact with their customers. Additionally, we are investing in products to help our customers drive their customer acquisition, retention and communication efforts by managing their presence across search engines, social networks and vertical marketplaces and keep their online presence and information secure.

•
Making the business of business easy. Our business applications range from domain-specific email and email marketing to telephony services and payment tools to help our customers communicate with their customers and grow their ideas. We intend to continue investing in the breadth of our product offerings to help our customers connect with their customers and run their ventures.

•
Go global. As of December 31, 2018, approximately 44% of our customers were located in international markets, notably Canada, India, United Kingdom (U.K.) and Australia. We have made significant investments in the localization of our service offerings in markets outside of the U.S. and, as of December 31, 2018, we offered localized products and Customer Care in over 50 markets. To support our international growth, we will continue investing to develop our local capabilities across products, marketing programs, data centers and Customer Care. International acquisitions, including our acquisition of HEG, are an important part of this international growth.

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

Products
We have designed and developed an extensive set of easy-to-use cloud-based technology products enabling our customers to establish a digital presence, connect with their customers and manage their ventures. We understand our customers' needs vary depending on the type and stage of their idea, which is why we offer our products both independently and bundled as suites of integrated products designed for specific activities.
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
Domains
We are the global market leader in domain name registration. Securing a domain is a key component to creating a complete digital identity and our domain products often serve as the starting point in our customer relationships. As of December 31, 2018, approximately 92% of our customers had purchased a domain from us, and as of December 31, 2018, we had more than 77 million domains under management. In 2018, 2017 and 2016, we generated approximately 46%, 47% and 50% of our total revenue, respectively, from sales of our domain products.
Our primary domains product offerings are:
Primary Registrations. Using our website or mobile application, we offer customers the ability to search for and register available domain names with the relevant registry. Our inventory for primary registrations is defined by the number of top-level domains (TLDs) we offer. As of December 31, 2018, 404 different gTLDs (e.g. .com, .net and .org) and 50 different ccTLDs (e.g. .de, .ca, .in and .jp.) were available for purchase through GoDaddy. Since 2013, hundreds of new gTLDs have been launched, making it easier for companies and individuals to find and register new, easy-to-remember domain names tailored to their ideas, industry or interests. ccTLDs are important to our international expansion efforts as we have found international customers often prefer the ccTLD for the country or geographic market in which they operate. Our primary registration offering relies heavily on our search, discovery and recommendation tools which enable our customers to find a name matching their needs. We also sell domain registrations through relationships with third-party resellers.
Aftermarket. We operate one of the world's largest domain aftermarkets, which processes aftermarket, or secondary, domain name sales. Our aftermarket platform is designed to enable the seamless purchase and sale of an already registered domain name through an online auction, an offer and counter-offer transaction or a "buy now" transaction. Over the last four years, we have acquired more than 730,000 domain names to increase the inventory available to our customers. Our GoDaddy Investor mobile application helps investors watch and bid on domains at auction and stay on top of their current bids, all from their mobile devices. We operate a cross-registrar network that automates transaction execution across registrars thereby reducing the time required to complete a transaction. We receive a percentage of the sales price for each domain sold.
Domain Name Add-Ons. Domain name add-ons are features a customer can add to a domain name registration. Our domain name privacy product allows our customers to register a domain name on an "unlisted" basis helping prevent privacy intrusions, deter domain-related spam and allow our customers to confidentially secure a domain for an unannounced product, service or idea. Domain name add-ons are typically purchased concurrently with domain name registrations and have low costs associated with their delivery.

Hosting and Presence
We offer a variety of hosting and presence products enabling our customers to create and manage their digital identity, or in the case of Web Pros, the digital identities of their end-customers. In each of 2018, 2017 and 2016, we derived approximately 38%, 38% and 37%, respectively, of our total revenue from sales of our hosting and presence products.
Our primary hosting products are:
Shared Website Hosting. The term "shared hosting" refers to the housing of multiple websites on the same server via the use of chroot environments. Shared hosting is our most popular hosting product. We operate, maintain and support shared website hosting in our owned and operated data centers and our leased co-located data centers using either Linux or Windows operating systems. We currently offer several tiers of shared website hosting plans to suit the needs and resources of our customers, a majority of which use industry standard cPanel or Parallels Plesk control panels. We also bundle our hosting plans with a variety of applications and products such as web analytics, secure sockets layer (SSL) certificates and WordPress. WordPress is the most used content management application on our shared hosting platform.
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
Security. Our security product portfolio is a comprehensive suite of tools designed to help secure our customers' online presence. The portfolio includes (i) PKI and SSL Certificates to help ensure information is secure between browsers and servers through encryption; (ii) the use of a Content Distribution Network (CDN) to improve a website's performance; (iii) a proprietary Website Application Firewall (WAF) to keep customers' websites safe from hackers; (iv) continuous monitoring providing the security state of customers' online presence at all times; (v) and a skilled team of security professionals providing incident responses in the event of a disruption in service.
Our primary presence products are:
GoCentral. GoCentral is an easy-to-use, do-it-yourself mobile-optimized online tool enabling customers, irrespective of their technical skills, to build effective websites and online stores. We offer a variety of plans, with pricing dependent on business and marketing features. With each of these plans, customers have access to vertically targeted professional designs which can be further customized using our editor by adding intent-driven sections, photos, videos or text. Our designs cover a wide range of categories with professionally written content for small businesses, organizations, families, weddings, and other ideas. Our websites and our tools are all designed to work great on mobile devices, with a focus on performance, which is critical for websites to appear in search engine rankings.
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
Marketing. Our GoCentral product line includes a range of marketing tools and services designed to help businesses acquire and engage customers. These capabilities are available in an integrated offering with our website and commerce tools, or as a stand-alone for customers using other website content-management systems. The tools are designed for busy customers who may lack experience with online marketing, focusing on ease of use, mobile experience, and delivering business results. Search Engine Optimization helps our customers get their websites found on major search sites through search engine optimization using a simple step-by-step wizard with targeted recommendations on which search phrases are most likely to drive traffic to a customer's site. Business listings capabilities bring business information to where customers are looking, including Facebook and Google My Business. Email marketing lets people build targeted campaigns, either from scratch or using website or commerce content.
Social Media Management. GoDaddy Social provides customers with a complete "do-it-for-me" service for managing engagement on the most popular social networks. This service combines dedicated teams of branding experts – photographers, writers, designers, marketers – with proprietary technology to manage activity on Facebook, Instagram, Twitter and Yelp, among others, to help them acquire new customers and build stronger relationships with existing customers.
Business Applications
We offer a variety of products designed to make the business of business easier for our customers. The products we offer include those developed in-house as well as third-party applications which we distribute and support, such as Microsoft Office 365. In 2018, 2017 and 2016, we derived approximately 16%, 15% and 13% of our total revenue, respectively, from sales of our business applications products.
Our primary business applications products are:
Microsoft Office 365. We offer fully-supported Microsoft Office 365 accounts that are easy to set up and use with our customers' domains. We offer Microsoft Office 365 in multiple plans ranging from email with calendar and contacts connected to a custom domain to a full suite of productivity tools, including file sharing and full desktop versions of Microsoft productivity applications, including Outlook, Word, Excel and PowerPoint. For customers wanting to protect their email data, we offer an email backup service, and for customers needing to comply with regulatory requirements, we offer email add-on services such as HIPAA-enabled email, encryption services (in partnership with ProofPoint) and archiving services (in partnership with Barracuda). We help make Microsoft Office 365 installation easy, allowing customers to get up and running in minutes, including "do-it-for-me" migrations services to move customers' existing email data to Office 365 accounts.
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
Telephony. We provide internet-based telephone services that can be accessed with either IP phones, traditional local or cellular telephone services. In 2017, we launched our SmartLine plan, which includes a virtual number phone and mobile application, enabling customers to have two numbers on one phone to separate their business communications from personal communications. All of our plans allow customers to make and receive phone calls, send/receive text and MMS messages using their Smartline number and chosen caller ID.  In addition, Smartline offers customers a range of minutes and texts, a local or toll-free number and a mobile application to manage the service, as well as voicemail, voicemail transcription, email delivery of voicemail, customized business greetings, business hour settings and the ability to block unwanted callers. We also offer single and multi-line VoIP phone systems, IP-enabled phones, virtual phone numbers, virtual receptionist services, customizable phone tree, follow-me call forwarding and fax-on-demand.
Technology and Infrastructure
Our products, customer experiences and business systems are enabled by our technology and infrastructure, to ensure scalability, security and flexibility. Technology and development expenses, including those expenses related to our technology platform, were $434 million, $356 million and $288 million in 2018, 2017 and 2016, respectively. The growth in our technology and development expenses has been driven primarily by our focus on product development to provide software-driven product experiences such as our website building suite, security, social channel management, second-line telephony, email, domain aftermarket, and continued innovation in our domain registration and hosting offerings, among others. We have built a scalable infrastructure platform allowing us to optimize for economies of scale and enable next-generation hosting architecture for our customers, while investing in faster data centers, improved network connectivity and improved resiliency, both domestically and internationally.

Physical Infrastructure and Management
Our physical technology infrastructure supports our products, experiences, and business systems through servers located in data centers around the world. As the world’s largest manager of DNS traffic and a leading website hosting platform, we have invested significantly in our peering architecture and underlying infrastructure management to handle high IP transit traffic at low bandwidth costs. We have invested in the automation of common physical data center components like servers, load balancers, switches and storage and we use open source solutions when possible to automate manual processes and thereby reduce the risk of human error and lower costs. Additionally, we are beginning to use a single automated infrastructure based on OpenStack to enable next-generation services. In 2018 we announced a partnership with Amazon Web Services (AWS) as we begin to migrate our internal infrastructure into the cloud over the next 5-7 years, which will accelerate our ability to provide speed and reliability in both our product experiences and our customers’ hosting instances. These efforts and our large technology infrastructure footprint allow us to scale and provide our customers with valuable products at affordable prices.
Customer Experience and Business Systems
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
Data Platform. Our horizontal data platform helps us to be a trusted source of data about our customers and their online ideas through accurate, meaningful, and easily consumable data insights, which allows us to build best-in-class, personalized experiences for our customers. Our data platform is key to helping us deepen our customer and business insights; these insights enable innovation through instrumentation, experimentation and analysis.
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
Enterprise Operations. We implemented an enterprise resource planning (ERP) platform across our human capital management operations and expect to deploy it for our financial and procurement operations during 2019.
Product Development
We have invested heavily in our product development teams as we have expanded the ways we serve our customers to adjust to their changing needs from primarily domain name registration and hosting to a broader spectrum of offerings. Our primary website building products (GoCentral and Managed WordPress), security suite, email offerings (Microsoft Office 365, Workspaces, and Open X-change), social media management, second-line telephony (Smartline), and domain aftermarket each represent significant need states that are complementary to our long-standing offerings and benefit from our strengths as a company in human-infused technology. Our product development investments have grown at a significantly higher rate than our physical infrastructure and business system expenses, reflecting our expanding role in enabling our customers’ success with a powerful digital presence.

Customer Care
We have over 6,300 Customer Care specialists who provide technical assistance 24/7/365 to customers located around the world. Our specialists use a consultative approach to advise customers of products best suiting their individual needs. This ability to provide real-time product suggestions while providing a world-class support experience allows our Customer Care team to provide an impactful contribution to bookings through the sale of product subscriptions. In each of 2018, 2017 and 2016, at least 17% of our total bookings were generated from the sale of product subscriptions by our Customer Care team. Our latest merchandising strategies, such as free trials and an increased mix of monthly product subscriptions, drove more renewal billings to our website and away from the Customer Care team during 2018, which we expect to continue in the future. The majority of our Customer Care specialists are located in our Arizona and Iowa facilities in the U.S. We have additional international specialists providing in-region support in native languages. In addition, our easy-to-use website contains extensive educational content designed to demystify the process of establishing an online presence and to assist customers in choosing the products best meeting their needs. We also provide a variety of online tutorials through blogs and other services including The GoDaddy Garage Blog and third-party sites like YouTube.
Our Customer Care team operates through a variety of channels to provide tailored and timely support to our customers, handling approximately 18 million contacts in 2018. Our customers can choose their preferred Customer Care channel, including proactive and reactive chat and phone support. We take a consultative approach to our customer interactions, acting as a trusted partner to answer their questions, to guide them through technical solutions, to offer real-time product suggestions best suited to their needs and to support them at each phase of their lifecycle. The effectiveness of our model is reflected in the high ratings we receive from our customers, the bookings generated by our Customer Care team and strong customer referrals.
The strength of our Customer Care team is our people. Our hiring process is extensive and highly selective, designed to yield individuals who will thrive in our team based on core values, character, work ethic and ability. Our new Customer Care hires spend over a month moving from classroom to a live "nesting" environment where they refine their customer and technology skills. With a commitment to life-long learning, we offer extensive classes to our employees spanning leadership, sales, service and technology. Our incentive program rewards outcomes, across both customer satisfaction and bookings goals. For these and many other reasons, as of December 31, 2018, approximately 35% of our Customer Care specialists had been with us for at least three years.
Marketing
We believe GoDaddy is one of the most recognized technology brands in the U.S. with increased awareness globally. We have established this high level of brand awareness primarily through our advertising campaigns across various platforms including television commercials, print, online and billboards, and have supplemented these advertising campaigns with athlete and celebrity sponsorships. Our strong brand has helped us attract and retain 18.5 million customers as of December 31, 2018. We intend to continue investing in our brand as we seek to further grow our total customers, particularly internationally. Customer referrals are another highly efficient and cost-effective channel for acquiring customers.
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
International
Central to our international strategy is a philosophy of localizing our product offerings and customer experience and deploying them through our global infrastructure. As of December 31, 2018, we had over 8 million customers outside of the U.S. and derived approximately 35%, 33% and 28% of our total bookings from international sales in 2018, 2017 and 2016, respectively.
We have built a dedicated team responsible for the internationalization and localization of our core product offerings as well as our Customer Care and marketing efforts, including through our acquisition of HEG in 2017. In conjunction with our localization efforts, we added on-the-ground regional teams and increased our country and regional specific marketing spend. These investments have enabled us to successfully launch and expand our business outside the U.S. and as of December 31, 2018, we provided localized products and Customer Care in over 50 markets around the world. We have taken a rigorous approach to managing the level of investment we expect to make in each geographic market we enter based on a market tier approach. We expect to continue to expand internationally, growing our share and increasing penetration of the international markets we've entered in recent years.
Competition
We provide cloud-based solutions enabling individuals, businesses and organizations to establish an online presence, connect with customers and manage their ventures. The market for providing these solutions is highly fragmented and competitive. These solutions are also rapidly evolving, creating opportunity for new competitors to enter the market with point-solution products or address specific segments of the market. In some instances, we have commercial partnerships with companies with which we also compete. Given our broad product portfolio, we compete with niche point-solution products and broader solution providers. Our competitors include providers of:

•	domain registration services and web-hosting solutions such as Endurance, Donuts, United Internet, WP Engine and Web.com;

•	website creation and management solutions such as Automattic, Shopify, Squarespace, and Wix;

•	cloud-infrastructure services and online security providers such as CloudFlare, Comodo, Let's Encrypt, LiquidWeb and SiteGround;

•	alternative web presence, social platform and marketing solutions such as Constant Contact, MindBody, OpenTable, Facebook, Instagram, Yelp and Zillow; and

•	productivity tools such as business-class email, calendaring and messaging such as Google, Microsoft, Grasshopper, WeChat, WhatsApp and Zoho.
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
Regulation
Our business is subject to regulation by the Internet Corporation for Assigned Names and Numbers (ICANN), federal and state laws in the U.S. and the laws of other jurisdictions in which we do business.
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
ccTLD Authorities. The regulation of ccTLDs is governed by national regulatory agencies of the country underlying the specific ccTLDs, such as China (.cn), Canada (.ca) and the U.K. (.uk). Our ability to sell ccTLDs is dependent on our and our partners' abilities to maintain accreditation in good standing with these various international authorities.
Advertising and promotional information presented on our websites and in our products, and our other marketing and promotional activities, are subject to federal and state consumer protection laws regulating unfair and deceptive practices. U.S. federal, state, and foreign legislatures have also adopted laws and regulations regulating numerous other aspects of our business. Regulations relating to the Internet, including laws governing online content, user privacy and data protection, taxation, liability for third-party activities and jurisdiction, are particularly relevant to our business. Such laws and regulations are discussed below.

Communications Decency Act (CDA). The CDA regulates content of material on the Internet, and provides immunity to Internet service providers and providers of interactive computer services for certain claims based on content posted by third parties. The CDA and the case law interpreting it generally provide that domain name registrars and website hosting providers cannot be liable for defamatory or obscene content posted by customers on registrars' servers unless they participate in creating or developing the content. The Stop Enabling Sex Traffickers Act (SESTA) and Allow States and Victims to Fight Online Sex Trafficking Act of 2017 (FOSTA), which became effective in April 2018, amend certain portions of the CDA, which may limit the immunity previously available to us under the CDA.
Digital Millennium Copyright Act (DMCA). The DMCA provides domain name registrars and website hosting providers a safe harbor from liability for third-party copyright infringement. To qualify for the safe harbor, however, registrars and website hosting providers must satisfy numerous requirements, including adoption of a user policy providing for termination of service access of users who are repeat infringers, informing users of this policy, and implementing the policy in a reasonable manner. In addition, registrars and website hosting providers must expeditiously remove or disable access to content upon receiving a proper notice from a copyright owner alleging infringement of its protected works. A registrar or website hosting provider failing to comply with these safe harbor requirements may be found liable for copyright infringement.
Anti-Cybersquatting Consumer Protection Act (ACPA). The ACPA was enacted to address piracy on the Internet by curtailing a practice known as "cybersquatting," or the bad-faith registration of a domain name identical or similar to another party's trademark, or to the name of another living person, in order to profit from that name or mark. The ACPA provides that registrars may not be held liable for damages for registration or maintenance of a domain name for another person absent a showing of the registrar's bad faith intent to profit. Registrars may, however, be held liable if their activities are deemed outside the scope of basic registrar functions.
Lanham Act. The Lanham Act governs trademarks and false advertising. Case law interpreting the Lanham Act has limited liability for many online service providers such as search engines and domain name registrars. Nevertheless, there is no statutory safe harbor for trademark violations comparable to the provisions of the DMCA and we may be subject to a variety of trademark claims in the future.
Privacy and Data Protection. In the areas of personal privacy and data protection, the U.S. federal and various state and foreign governments have adopted or proposed limitations on, and requirements associated with, the collection, distribution, use, storage, and security of personal information of individuals. In addition, in the European Union (E.U.) member states and certain other countries outside the U.S., data protection is more highly regulated and rigidly enforced. The E.U. has enacted the General Data Protection Regulation (GDPR), which took full effect on May 25, 2018, superseding the 1995 European Union Data Protection Directive. The GDPR includes stringent operational requirements for processors and controllers of personal data, for companies established in the E.U. and those outside of the E.U. if they collect, use, or otherwise process personal data, including payment card information, imposes significant penalties for non-compliance and has broader extra-territorial effect. With our acquisition of HEG, and as we conduct and expand our business across Europe and elsewhere, we expect compliance with these regulatory schemes to be more burdensome and costly for us. In addition, California recently enacted the California Consumer Privacy Act, or CCPA, that will, among other things, require covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information; the CCPA will go into effect on January 1, 2020.
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
We have also developed, acquired or licensed proprietary technologies for use in our business. As of December 31, 2018, we had 264 issued patents in the U.S. covering various aspects of our product offerings. Additionally, as of December 31, 2018, we had 109 pending U.S. patent applications and intend to file additional patent applications in the future.
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
Employees
As of December 31, 2018, we had 6,821 employees worldwide, including 4,034 in our Customer Care team, 1,557 in technology and development, 341 in marketing and advertising and 889 in general and administrative. Excluded from our employee figures are nearly 2,300 Customer Care specialists located in Bulgaria, China, Colombia, India, Mexico, the Philippines and the U.K. who are directly employed by third-party partners, but who are dedicated to GoDaddy on a full time basis. Substantially all of our employees are based in the U.S. and Europe. None of our employees are represented by a labor union or are party to any collective bargaining agreement in connection with his or her employment with us. However, certain of our employees in Germany are represented by an employee works council pursuant to local regulations.
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
The markets in which we compete are characterized by constant change and innovation, frequent new product and service introductions and evolving industry standards, and we expect them to continue to evolve rapidly. Our historical success has been based on our ability to identify and anticipate customer needs and design products providing small businesses and ventures with the tools they need to create, manage and augment their digital identity. To the extent we are not able to continue to identify challenges faced by small businesses and ventures and provide products responding in a timely and effective manner to their evolving needs, our business, operating results and financial condition may be adversely affected.
The process of developing new products and technology is complex and uncertain. If we fail to accurately predict customers' changing needs or emerging technological trends, such as artificial intelligence, or if we fail to achieve the benefits expected from our investments in technology, our business could be harmed. These product and technology investments include those we develop internally, such as our "do-it-yourself" website builder GoCentral, our hosting platforms, and our security products, those we acquire and develop as a result of acquisitions, such as SmartLine and Website Security, and those related to our partner programs, such as Microsoft. We must continue to commit significant resources to develop our technology in order to maintain our competitive position, and these commitments will be made without knowing whether such investments will result in products our customers will accept. Our new products or product enhancements could fail to attain meaningful customer acceptance for many reasons, including:
•delays in releasing new products or product enhancements to the market;
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
There is no assurance we will successfully identify new opportunities, develop and bring new products to market on a timely basis, or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive, any of which could adversely affect our business and operating results. If our new products or enhancements do not achieve adequate acceptance by our customers, or if our new products do not result in increased sales or subsequent renewals, our competitive position will be impaired, our anticipated revenue growth may not be achieved and the negative impact on our operating results may be particularly acute because of the upfront technology and development, marketing and advertising and other expenses we may incur in connection with new products or enhancements.
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
Our operations depend on our ability to protect our network and systems against interruption or damage from unauthorized entry, computer viruses, denial of service attacks and other security threats both within and beyond our control. We regularly experience distributed denial of service (DDOS) attacks by hackers aimed at disrupting service to our customers and attempts to place illegal or abusive content on our or our customers' websites, and we may be subject to DDOS attacks or content abuse in the future. Our response to such DDOS attacks may be insufficient to protect our network and systems, especially as attacks (such as the DYN attack in October 2016) increase in size. In addition, there has been an increase in the number of malicious software attacks in the technology industry, including malware and ransomware, such as WannaCry. In addition, from time to time, activities of our customers or other parties may cause us to suspend or terminate customer accounts. We have suspended and terminated, and will in the future suspend or terminate, a customer's use of our products when the activities on their site breach our terms of service (for example, phishing or resource misuse), interfere with or harm other customers' websites sharing the same resources or otherwise violate applicable law. We may also suspend or terminate a customer's website if it is repeatedly targeted by DDOS or other attacks disrupting other customers' websites or servers or otherwise impacts our infrastructure.
We cannot guarantee our backup systems, regular data backups, security protocols, network protection mechanisms and other procedures currently in place, or that may be in place in the future, will be adequate to prevent or remedy network and service interruption, system failure, damage to one or more of our systems, data loss, security breaches or other data security incidents. Also, our products are cloud-based, and the amount of data we store for our customers on our servers has been increasing as our business has grown. Despite the implementation of security measures, our infrastructure may be vulnerable to computer viruses, worms, other malicious software programs, illegal or abusive content or similar disruptive problems caused by our customers, employees, consultants or other Internet users who attempt to invade or disrupt public and private data networks or to improperly access, use or obtain data. Any actual or perceived breach of our security, or any other data security incident, could damage our reputation and brand, expose us to a risk of loss or litigation and possible liability, subject us to regulatory or other government inquiries or investigations, require us to expend significant capital and other resources to alleviate problems caused by the breach and deter customers from using our products, any of which would harm our business, financial condition and operating results. For example, in July 2018 we discovered a third party had accessed certain data of our Domain Factory customers. We have spent significant time and resources responding to the initial incident and continue to respond to subject access requests (SARs) from Domain Factory customers. To date, the Bavarian Data Protection Agency has not rendered its final decision on its investigation of this incident; nor has it issued any fines, but we could be subject to fines in the future related to this incident in an amount we cannot predict at this time.
If the security of the confidential information or personally identifiable information we maintain, including that of our customers and the visitors to our customers' websites stored in our systems, is breached or otherwise subjected to unauthorized access, our reputation may be harmed and we may be exposed to liability.
Our business involves the storage and transmission of confidential information, including personally identifiable information. In addition, as nearly all of our products are cloud-based, the amount of data we store for our customers on our servers (including personally identifiable information and other potentially sensitive information) has been increasing. We take measures intended to protect the security, integrity and confidentiality of the personal information and other sensitive information, including payment card information, we collect, store or transmit, but cannot guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties or our employees will not gain unauthorized access to this information despite our preventative efforts. If third parties succeed in penetrating our security measures or those of our vendors and partners, or in otherwise accessing or obtaining without authorization the payment card information or other sensitive or confidential information we or our vendors and partners maintain, we could be subject to liability, loss of business, litigation, government investigations or other losses. Hackers or individuals who attempt to breach our security measures or those of our vendors and partners could, if successful, cause the unauthorized disclosure, misuse, or loss of personally identifiable information or other confidential information, including payment card information, suspend our web-hosting operations or cause malfunctions or interruptions in our networks. As we rely more on third-party and public-cloud infrastructure, such as Amazon Web Services, and other third-party service providers, we will become more dependent on third-party security measures to protect against unauthorized access, cyberattacks and the mishandling of customer data and we may be required to expend significant time and resources to address any incidents related to the failure of those third-party security measures.
If we or our partners experience any breaches or sabotage of our security measures, or otherwise suffer unauthorized use or disclosure of, or access to, personally identifiable information or other confidential information, including payment card information, we might be required to expend significant capital and resources to remediate these problems and protect against additional breaches or sabotage. We may not be able to remedy any problems caused by hackers or other similar actors in a timely manner, or at all. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until after they are launched against a target, we and our vendors and partners may be unable to anticipate these techniques or to implement adequate preventative measures on a timely basis. Advances in computer capabilities, discoveries of new weaknesses and other developments with software generally used by the Internet community, such as the Meltdown and Spectre vulnerabilities, which exploit security flaws in chips manufactured in the last 20 years, the Shellshock vulnerability in the Linux Bash shell, or WannaCry or Petya ransomware attacks, also increase the risk that we, or our customers using our servers, will suffer a security breach. Our partners and we may also suffer security breaches or unauthorized access to personally identifiable information and other confidential information, including payment card information, due to employee error, rogue employee activity, unauthorized access by third parties acting with malicious intent or committing an inadvertent mistake, or social engineering. If a breach of our security or other data security incident occurs or is perceived to have occurred, the perception of the effectiveness of our security measures and our reputation could be harmed and we could lose current and potential customers.
Security breaches or other unauthorized access to personally identifiable information and other confidential information, including payment card information, could result in claims against us for unauthorized purchases with payment card information, identity theft or other similar fraud claims as well as for other misuses of personally identifiable information, including for unauthorized marketing purposes, which could result in a material adverse effect on our business or financial condition. Moreover, these claims could cause us to incur penalties from payment card associations (including those resulting from our failure to adhere to industry data security standards), termination by payment card associations of our ability to accept credit or debit card payments, litigation and adverse publicity, and regulatory or other government inquiries or investigations, any of which could have a material adverse effect on our business and financial condition. Although we maintain cyber liability insurance coverage that may cover certain liabilities in connection with a security breach or other security incident, we cannot be certain our insurance coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, results of operations and reputation.

We expect to continue to expend significant resources to protect against security breaches and other data security incidents. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of cloud-based products we offer and operate in more countries.
We are exposed to the risk of system failures and capacity constraints.
We have experienced, and may in the future experience, system failures and outages disrupting the operation of our websites or our products such as web-hosting and email, or the availability of our Customer Care operations. Our revenue depends in large part on the volume of traffic to our websites, the number of customers whose websites we host on our servers and the availability of our Customer Care operations. Accordingly, the performance, reliability and availability of our websites and servers for our corporate operations and infrastructure, as well as in the delivery of products to customers, are critical to our reputation and our ability to attract and retain customers. As we transition to Amazon Web Services to host our products over the next several years, we will become more dependent on third parties to accommodate the high volume of traffic to our websites and those of our customers.
We are continually working to expand and enhance our website features, technology and network infrastructure and other technologies to accommodate substantial increases in the volume of traffic on our godaddy.com and affiliated websites, the number of customer websites we host and our overall total customers. We may be unsuccessful in these efforts, or we may be unable to project accurately the rate or timing of these increases. In the future, we may be required to allocate additional resources, including spending substantial amounts, to build, purchase or lease data centers and equipment and upgrade our technology and network infrastructure in order to handle increased customer traffic, as well as increased traffic to customer websites we host. We also expect to increasingly rely on third-party cloud computing and hosting providers such as Amazon Web Services as we transition to the public cloud. We cannot predict whether we will be able to continue to add network capacity from third-party suppliers or otherwise as we require it. In addition, our network or our suppliers' networks might be unable to achieve or maintain data transmission capacity high enough to process orders or download data effectively or in a timely manner. Our failure, or our suppliers' failure, to achieve or maintain high data transmission capacity could significantly reduce consumer demand for our products. Such reduced demand and resulting loss of traffic, cost increases, or failure to accommodate new technologies could harm our business, revenue and financial condition. Our systems, including those of our data centers and Customer Care operations, are also vulnerable to damage from fire, power loss, telecommunications failures, computer viruses, physical and electronic break-ins and similar events. The property and business interruption insurance coverage we carry may not be adequate to compensate us fully for losses that may occur.
We rely on third parties to perform certain key functions, and their failure to perform those functions could result in the interruption of our operations and systems and could result in significant costs and reputational damage to us.
We rely on third parties to perform certain technology, processing, servicing and support functions on our behalf, and may in the future choose to transition a function previously managed by us to such third parties. For example, in 2018 we began to transition from a combination of company-owned and co-located data centers to third-party cloud computing and hosting providers for the delivery of most of our products and storage of our data. In addition in 2018, we also transitioned certain transactional accounting functions to a professional services firm. When we choose to transition a function to a third party, we may spend significant time and effort, incur higher costs than originally expected and experience delays in completing such transition. We may never realize any of the anticipated benefits of relying on such third parties, including acquisition of new customers, improved product features, and positive financial results. In addition, these third parties are vulnerable to operational and technological disruptions, which may negatively impact our ability to provide services to our customers, operate our business and fulfill our financial reporting obligations. We may have limited remedies against these third parties in the event of service disruptions. If third parties are unable to perform these functions on our behalf because of service interruptions or extended outages, or because those services are no longer available on commercially reasonable terms, our expenses could increase and our customers' use of our products could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business.
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
We use a variety of marketing channels to promote our brand, including online keyword search, sponsorships and celebrity endorsements, television, radio and print advertising, email and social media marketing. If we lose access to one or more of these channels, such as online keyword search, because the costs of advertising become prohibitively expensive or for other reasons, we may become unable to promote our brand effectively, which could limit our ability to grow our business. Further, if our marketing activities fail to generate traffic to our website, attract customers and lead to new and renewal sales of our products at the levels we anticipate, our business and operating results would be adversely affected. There can be no assurance our marketing efforts will succeed or be cost-effective, and if our customer acquisition costs increase, our business, operating results and financial performance could be adversely affected.
Our ability to increase sales of our products is highly dependent on the quality of our Customer Care. Our failure to provide high-quality Customer Care would have an adverse effect on our business, brand and operating results.
Our Customer Care team has historically contributed significantly to our total bookings. In each of 2018, 2017 and 2016, at least 17% of our total bookings were generated from the sale of product subscriptions by our Customer Care team.
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
We expect competition to increase in the future from competitors in the domain and hosting and presence markets, such as Endurance, United Internet, Web.com and Donuts, as well as competition from companies such as Google, Amazon and Microsoft, which provide web-hosting, other cloud-based services and domain name registration, and eBay and Facebook, which offer Internet marketing platforms. In particular, the extension of the Cooperative Agreement between Verisign Inc. (Verisign), the registry for .com and .net, and the U.S. Department of Commerce in 2018 gave Verisign the right to become a registrar for any gTLD other than .com. If Verisign decides to become a registrar, it would become one of our competitors, which could have a negative impact on our business and the industry. In addition, we face competition in the website and e-commerce site building market from competitors such as Wix, Squarespace and Shopify, from providers of social media networks and applications including Facebook and Tencent, and from digital infrastructure providers including Cloudflare. Some of our current and potential competitors have greater resources, more brand recognition and consumer awareness, more diversified product offerings, greater international scope and larger customer bases than we do, and we may therefore not be able to effectively compete with them. In addition, some of our competitors offer their services and products at low or no cost; for example, Cloudflare offers domains at wholesale cost and Let's Encrypt offers security certificates at no cost. If these competitors and potential competitors decide to devote greater resources to the development, promotion and sale of products in the markets in which we compete, or if the products offered by these companies are more attractive to or better meet the evolving needs of our customers, our market share, growth prospects and operating results may be adversely affected.
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
Bookings outside of the U.S. represented approximately 35%, 33% and 28% of our totals for 2018, 2017 and 2016, respectively. In 2012, we began localizing our products in numerous markets, languages and currencies, expanding our systems to accept payments in forms common outside of the U.S., focusing our marketing efforts in numerous non-U.S. geographies, tailoring our Customer Care offerings to serve these markets, expanding our infrastructure in various non-U.S. locations and establishing Customer Care operations in overseas locations. We have continued our international expansion efforts, such as our acquisition of HEG. Our international expansion efforts may be slow or unsuccessful to the extent we experience difficulties in recruiting, training, managing and retaining qualified personnel with international experience, language skills and cultural competencies in the geographic markets we target, which could negatively impact our bookings and operating results. Furthermore, as we continue to expand internationally, it may prove difficult to maintain our corporate culture, which we believe has been critical to our success. Conducting and expanding international operations subjects us to risks we generally do not face in the U.S., including:
• management, communication and integration problems resulting from language barriers, cultural differences and geographic dispersion of our customers and personnel;
•language translation of, and associated Customer Care support for, our products;
•compliance with foreign laws, including laws regarding online disclaimers, advertising, liability of online service providers for activities of customers especially with respect to hosted content, and more stringent laws in foreign jurisdictions relating to consumer privacy and protection of data collected from individuals and other third parties;
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
•greater risk of unexpected changes in regulatory practices, tariffs, trade disputes and tax laws and treaties;

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
Historically, we designed our web-based products for use on a desktop or laptop computer; however, mobile devices, such as smartphones and tablets, are increasingly being used as the primary means for accessing the Internet and conducting e-commerce. We are dependent on the interoperability of our products with third-party mobile devices and mobile operating systems, as well as web browsers we do not control. Any changes in such devices, systems or web browsers which degrade the functionality of our products or give preferential treatment to competitive products could adversely affect usage of our products. In the event our customers have difficulty accessing and using our products on mobile devices, our customer growth, business and operating results could be adversely affected.
We have made significant investments in recent periods to support our growth strategy. These investments may not succeed. If we do not effectively manage future growth, our operating results will be adversely affected.
We continue to increase the breadth and scope of our product offerings and operations. To support future growth, we must continue to improve our information technology and financial infrastructure, operating and administrative systems and our ability to effectively manage headcount, capital and processes. We must also continue to increase the productivity of our existing employees and hire, train and manage new employees while maintaining our unique corporate culture. If we fail to manage our growth or change in a manner that fails to preserve the key aspects of our corporate culture, the quality of our platform, products and Customer Care may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers and employees.
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
We have experienced rapid growth over the last several years, which has the potential to strain our management, administrative, operational and financial infrastructure. The scalability and flexibility of our infrastructure depends on the functionality and bandwidth of our data centers, peering sites and servers. The significant growth in our total customers and the increase in the number of transactions we process have increased the amount of our stored customer data. Any loss of data or disruption in our ability to provide our product offerings due to disruptions in our infrastructure, services or third parties we rely on could result in harm to our brand or reputation. Moreover, as our customer base continues to grow and uses our platform for more complicated tasks, we will need to devote additional resources to improve our infrastructure and to enhance its scalability and security. If we do not manage the growth of our business and operations effectively, the quality of our platform and efficiency of our operations could suffer, which could harm our operating and business results.
In January 2016, we selected a new enterprise resource planning system. We completed the implementation of the human capital management portion of our system in 2016; we continue to make improvements on that system as needed. We began work on the system implementation of the financial portion in 2017 and expect to continue system implementation through mid-2019. As we plan for and implement a new system, we may experience difficulties in managing our existing systems and processes, which could disrupt our operations, the management of our finances and the reporting of our financial results. We may also experience difficulties in implementing this new system at the same time as we work on several other initiatives, such as transitioning certain transactional accounting functions to a professional services firm, implementing a new revenue recognition system and implementing controls and procedures over financial reporting at HEG pursuant to the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act). Our failure to improve our systems and processes or complete such system implementation on a timely basis, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and successfully integrate our acquisitions, and to accurately forecast and report our results.
We may acquire other businesses or talent, which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our operating results.
As part of our business strategy, we have in the past made, and may in the future make, acquisitions or investments in companies, talent, products, domain portfolios and technologies we believe will complement our business and address the needs of our customers, such as our recent acquisitions of HEG, FreedomVoice, Sucuri and Main Street Hub. We cannot ensure we will be able to successfully integrate the acquired products, talent and technology, benefit from increased subscriptions and revenue and achieve the revenue and expense synergies we expect as a result of these transactions. In the future, we may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete acquisitions, we may be unsuccessful in achieving the anticipated benefits of the acquisition and may fail to integrate the acquired business and operations effectively. In addition, any future acquisitions we complete could be viewed negatively by our customers, investors and industry analysts.
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
In addition, if we are unsuccessful at integrating the operations or technologies associated with such acquisitions into our company, the revenue and operating results of the combined company could be adversely affected. We may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired company, including issues related to intellectual property, solution quality or architecture, regulatory compliance practices, employment practices, customer or sales channel issues and failure to integrate prior acquisitions. Any integration process may result in unforeseen operating difficulties and require significant time and resources, and we may not be able to manage the process successfully. In particular, we may encounter difficulties assimilating or integrating the companies, solutions, technologies, accounting systems, personnel or operations we acquire, particularly if the key personnel are geographically dispersed or choose not to work for us. For example, we may not integrate an acquired company onto our systems as planned, requiring us to depend on their legacy systems for longer than anticipated. Additionally, acquired companies may focus on achieving performance earn-outs or contingent payments rather than integrating with us. We may also experience difficulty in effectively integrating or preserving the different cultures and practices of the companies we acquire. Acquisitions may also disrupt our core business, divert our resources and require significant management attention that would otherwise be available for development of our existing business. We may not successfully evaluate or utilize the acquired technology, intellectual property or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. If we fail to properly evaluate, execute or integrate acquisitions or investments, the anticipated benefits may not be realized, we may be exposed to unknown or unanticipated liabilities, and our business and growth prospects could be harmed.

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
Our ability to compete successfully depends on our ability to offer an integrated and comprehensive suite of products enabling our diverse base of customers to get their ideas online and start, grow and run their businesses and ventures. The success of our domains, hosting and presence and business applications offerings is predicated on the assumption that an online presence is, and will continue to be, an important factor in our customers' abilities to establish, expand and manage their businesses quickly, easily and affordably. If we are incorrect in this assumption, for example due to the introduction of a new technology or industry standard superseding the importance of an online presence or which renders our existing or future products obsolete, then our ability to retain existing customers and attract new customers could be adversely affected, which could harm our ability to generate revenue and meet our financial targets.
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
Furthermore, competitors may in the future bid on our brand names and other search terms we use to drive traffic to our websites. Such actions could increase our advertising costs and result in decreased traffic to our websites. In addition, search engines or social networking sites may change their advertising policies from time to time. Moreover, the use of voice recognition technology such as Alexa, Google Assistant, Cortana or Siri may drive traffic away from search engines, potentially resulting in reduced traffic to our website. If any change to these policies delays or prevents us from advertising through these channels, it could result in reduced traffic to our website and sales of our subscriptions.
If we are unable to maintain our contractual relationships with existing partners or establish new contractual relationships with potential partners, we may not be able to offer the products and related functionality our customers expect.
We maintain a network of different types of partners, some of which create integrations with our products. For example, we partnered with Microsoft Corporation and Open-Xchange to offer Office 365 email and related productivity tools and Workspace Professional Email, respectively, to our customers. We also worked to make certain of our products interoperable with services such as Yelp, Facebook Pages and Google. In addition, we provided payment options for customers' websites through providers such as PayPal, Stripe, Square and Mercado Libre. We have invested and will continue to invest in partner programs to provide new product offerings to our customers and help us attract additional customers. However, our relationships with our partners may not be as successful in generating new customers as we anticipate, which could adversely affect our ability to increase our total customers. Further, these programs could require substantial investment while providing no assurance of return or incremental revenue. We also rely on some of our partners to create integrations with third-party applications and platforms used by our customers, such as the email encryption service provided by ProofPoint, email backup and migration services provided by SkyKick and email archiving services provided by Barracuda. If our partners fail to create such integrations, or if they change the features of their applications or alter the terms governing use of their applications in an adverse manner, demand for our products could decrease, which would harm our business and operating results. If we are unable to maintain our contractual relationships with existing partners or establish new contractual relationships with potential partners, we may not be able to offer the products and related functionality our customers expect, and we may experience delays and increased costs in adding customers and may lose customers. Any ineffectiveness of our partner programs could materially adversely affect our business and results of operations.

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
•changes in U.S. or foreign regulations, such as the GDPR, that could impact one or more of our product offerings or changes to regulatory bodies, such as ICANN, as well as increased regulation by governments or multi-governmental organizations, such as the International Telecommunications Union, a specialized agency of the United Nations or the E.U., that could affect our business and our industry;
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
We may release guidance in our quarterly earnings conference calls, quarterly earnings releases, or otherwise, based on predictions by management, which are necessarily speculative in nature. Our guidance may vary materially from actual results for a variety of reasons, including that our cash generation may be uneven across quarters. If our revenue, bookings or operating results, or the rate of growth of our revenue, bookings or operating results, fall below the expectations of our investors or securities analysts, or below any forecasts or guidance we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met our own or other publicly stated revenue, bookings or earnings forecasts. Our failure to meet our own or other publicly stated revenue, bookings or earnings forecasts, or even when we meet our own forecasts but fall short of securities analyst or investor expectations, could cause our stock price to decline and expose us to lawsuits, including securities class action suits. Such litigation could impose substantial costs and divert management's attention and resources.
We have a history of operating losses and may not be able to maintain profitability in the future.
We had net income of $82 million and $140 million in 2018 and 2017, respectively; however, we had a net loss of $22 million in 2016. While we have experienced revenue growth over these same periods, we may not be able to sustain or increase our growth or maintain profitability in the future or on a consistent basis. We have incurred substantial expenses and expended significant resources upfront to market, promote and sell our products. We also expect to continue to invest for future growth. In addition, we expect to continue to incur significant accounting, legal and other expenses as a public company.
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
As described in Note 2 to our financial statements, we generally recognize revenue from our customers ratably over the respective terms of their subscriptions in accordance with GAAP. Our subscription terms are typically one year, but can range from monthly terms to multi-annual terms of up to 10 years depending on the product. Accordingly, increases in sales during a particular period do not translate into immediate, proportional increases in revenue during such period, and a substantial portion of the revenue we recognize during a quarter is derived from deferred revenue from customer subscriptions we entered into during previous quarters. As a result, our margins may suffer despite substantial sales activity during a particular period, since GAAP does not permit us to recognize all of the revenue from our sales immediately. Conversely, a decline in new or renewed subscriptions in any one quarter may not be reflected in our revenue for that quarter and the existence of substantial deferred revenue may prevent deteriorating sales activity from becoming immediately observable in our statements of operations. In addition, we may not be able to adjust spending in a timely manner to compensate for any unexpected sales shortfall, and any significant shortfall relative to planned expenditures could negatively impact our business and results of operations.
Our failure to properly register or maintain our customers' domain names could subject us to additional expenses, claims of loss or negative publicity that could have a material adverse effect on our business.
System and process failures related to our domain name registration service may result in inaccurate and incomplete information in our domain name database. Despite testing, system and process failures and other vulnerabilities may remain undetected or unknown, which could result in compromised customer data, loss of or delay in revenues, failure to achieve market acceptance, injury to our reputation or increased product costs, any of which could harm our business. Furthermore, the requirements for securing and renewing domain names vary from registry to registry and are subject to change. We cannot guarantee we will be able to readily adopt and comply with the various registry requirements. Our failure or inability to properly register or maintain our customers' domain names, whether as a result of the actions of our customers or us, might result in significant expenses and subject us to claims of loss or to negative publicity, which could harm our business, brand and operating results. For example, one or more threat actors exploited a vulnerability in the configuration of our DNS setup process to leverage approximately 4,000 reported customer domains to send email messages about a “sextortion” scheme in July 2018, as well as a high-profile bomb threat hoax in December 2018.
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
We rely on a limited number of data centers to deliver many of our products. If we are unable to renew our data center agreements on favorable terms, or at all, our operating margins and profitability could be adversely affected and our business could be harmed.
We own one of our data centers and lease our remaining data center capacity from wholesale providers. We occupy our leased data center capacity pursuant to co-location service agreements with third-party data center facilities, which have built and maintain the co-located data centers for us and other parties. Although we have begun to service some of our customers through our cloud infrastructure as part of our partnership with Amazon Web Services, we still serve customers from our GoDaddy-owned, Arizona-based data center as well as domestic and international co-located data center facilities located in Arizona, California, Missouri, Virginia, New York, France, Germany, the Netherlands, Singapore and the U.K. Although we own the servers in these co-located data centers and engineer and architect the systems upon which our platforms run, we do not control the operation of these facilities, and we depend on the operators of these facilities to ensure their proper security and maintenance.

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
The products we offer or develop, including our proprietary technology and technology provided by third parties, could contain undetected defects or errors. For example, in early 2017 we discovered a small number of recently issued SSL certificates failed due to a software bug inadvertently introduced during a routine code change. We revoked the SSL certificates potentially affected by the bug as a precautionary matter, remedied the bug, contacted affected customers, and initiated a new certificate request on their behalf at no additional cost. The performance of our products could have unforeseen or unknown adverse effects on the networks over which they are delivered as well as, more broadly, on Internet users and consumers and third-party applications and services utilizing our solutions. These adverse effects, defects and errors, and other performance problems relating to our products could result in legal claims against us that harm our business and damage our reputation. The occurrence of any of the foregoing could result in compromised customer data, loss of or delay in revenues, an increase in our annual refund rate, which has ranged from 6.4% to 6.6% of total bookings from 2016 to 2018, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation or brand and increased costs. In addition, while our terms of service specifically disclaim certain warranties, and contain limitations on our liability, courts may still hold us liable for such claims if asserted against us.
Privacy concerns relating to our technology could damage our reputation and deter existing and new customers from using our products.
From time to time, concerns have been expressed about whether our products or processes compromise the privacy of customers and others. Concerns about our practices with regard to the collection, use, disclosure or security of personally identifiable information, including payment card information, or other privacy related matters, even if unfounded, could damage our reputation and adversely affect our operating results. As we continue to grow our business organically and through acquisitions, the amount of data we store for our customers and related to our employees on our servers (including personally identifiable information) has been increasing. Any systems failure or compromise of our security resulting in the release of our users' or customers' data, or the perception any such incident may have occurred, could seriously limit the adoption of our product offerings, as well as harm our reputation and brand and, therefore, our business. We expect to continue to expend significant resources to protect against security breaches. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of cloud-based products we offer and operate in more countries.

We are subject to privacy and data protection laws and regulations as well as contractual privacy and data protection obligations. Our failure to comply with these or any future laws, regulations or obligations could subject us to sanctions and damages and could harm our reputation and business.
We are subject to a variety of laws and regulations, including regulation by various federal government agencies, including the Federal Trade Commission (FTC), Federal Communications Commission (FCC), and state and local agencies. We collect personally identifiable information, including payment card information, and other data from our current and prospective customers, website users and employees. The U.S. federal and various state and foreign governments have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personally identifiable information or other data of individuals, including payment card information, and the FTC and many state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data. Self-regulatory obligations, other industry standards, policies, and other legal obligations may apply to our collection, distribution, use, security or storage of personally identifiable information or other data relating to individuals, including payment card information. These obligations may be interpreted and applied inconsistently from one jurisdiction to another and may conflict with one another, other regulatory requirements or our internal practices. Any failure or perceived failure by us to comply with U.S., E.U. or other foreign privacy or security laws, policies, industry standards or legal obligations or any security incident resulting in the unauthorized access to, or acquisition, release or transfer of, personally identifiable information or other data relating to our customers, employees and others, including payment card information, may result in governmental enforcement actions, litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.
We expect there will continue to be newly enacted and proposed laws, regulations and industry standards concerning privacy, data protection and information security in the U.S., the E.U. and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Such laws, regulations, standards and other obligations could impair our ability to, or the manner in which we, collect or use information we utilize to target advertising to our customers, thereby having a negative impact on our ability to maintain and grow our total customers and increase revenue. For example, California recently enacted the CCPA that will, among other things, require covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information; the CCPA will go into effect on January 1, 2020. The CCPA recently was amended, and it is possible that it will be amended again before it goes into effect. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Future restrictions on the collection, use, sharing or disclosure of our users' data or additional requirements for express or implied consent of users for the use and disclosure of such information could require us to modify our products, possibly in a material manner, stop offering certain products and could limit our ability to develop and implement new product features.
In particular, with regard to transfers to the U.S. of personal data (as such term is used in the 1995 European Union Data Protection Directive and applicable E.U. member state legislation, and as similarly defined under the GDPR and the proposed ePrivacy Regulation) from our employees and European customers and users, we rely upon the U.S.-E.U. Privacy Shield, as well as E.U. Model Clauses in certain circumstances. Both the U.S.-E.U. Privacy Shield and E.U. Model Clauses have been subject to legal challenge and may be modified or invalidated, and we may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the European Economic Area (EEA). We may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of EEA residents. The regulatory environment applicable to the handling of EEA residents' personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs, and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.
In addition, several foreign countries and governmental bodies, including the E.U. and Canada, have laws and regulations concerning the collection and use of personally identifiable information obtained from their residents, including payment card information, which are often more restrictive than those in the U.S. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personally identifiable information, including payment card information identifying, or which may be used to identify, an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol (IP) addresses, device identifiers and other data. Although we are working to comply with those laws and regulations applicable to us, these and other obligations may be modified and interpreted in different ways by courts, and new laws and regulations may be enacted in the future. Within the EEA, the GDPR took full effect on May 25, 2018, superseding the 1995 European Union Data Protection Directive and becoming directly applicable across E.U. member states. The GDPR includes more stringent operational requirements for processors and controllers of personal data, for companies established in the EEA and those outside the EEA that collect and use personal data, including payment card information, imposes significant penalties for non-compliance and has broader extra-territorial effect. As the GDPR is a regulation rather than a directive, it applies throughout the EEA, but permits member states to enact supplemental requirements if they so choose. Noncompliance with the GDPR can trigger fines of up to the greater of €20 million or 4% of global annual revenues. Further, following a referendum in June 2016 in which voters in the U.K. approved an exit from the E.U. by April 2019, a Data Protection Act substantially implementing the GDPR was enacted in the U.K., effective in May 2018. It remains unclear, however, if the U.K.'s withdrawal from the E.U. will ultimately transpire and, if it does, how U.K. data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the U.K. will be regulated. In addition, some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.
Any new laws, regulations, other legal obligations or industry standards, or any changed interpretation of existing laws, regulations or other standards may require us to incur additional costs and restrict our business operations. For example, many jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. These mandatory disclosures regarding a security breach could result in negative publicity to us, which may cause our customers to lose confidence in the effectiveness of our data security measures which could impact our operating results. In addition, we are required under the GDPR to respond to customers' SARs within a certain time period, which entails determining what personal data is being processed, the purpose of any such data processing, to whom such personal data has been disclosed and whether personal data is being disclosed for the purpose of making automated decisions relating to that customer. We may dedicate significant resources to responding to our customers' SARs, which could have a negative impact on our operating results. In addition, a failure to respond to SARs properly could result in fines, negative publicity and damage to our business.
If our privacy or data security measures fail to comply with current or future laws, regulations, policies, legal obligations or industry standards, or are perceived to have done so, we may be subject to litigation, regulatory investigations, fines or other liabilities, as well as negative publicity and a potential loss of business. Moreover, if future laws, regulations, other legal obligations or industry standards, or any changed interpretations of the foregoing, limit our customers' ability to use and share personally identifiable information, including payment card information, or our ability to store, process and share such personally identifiable information or other data, demand for our products could decrease, our costs could increase and our business, operating results and financial condition could be harmed.
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
As of December 31, 2018, we had 264 issued patents in the U.S. covering various aspects of our product offerings. Additionally, as of December 31, 2018, we had 109 pending U.S. patent applications and intend to file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations or not to pursue patent protection in certain jurisdictions, and may choose to abandon patents that are no longer of strategic value to us. In addition, under the laws of certain jurisdictions, patents or others intellectual property may be unavailable or limited in scope. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative processes or litigation. In addition, issuance of a patent does not assure that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.
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
As of December 31, 2018, we had 621 registered trademarks in 69 countries, including the GoDaddy logo and mark in all international markets in which we operate or intend to operate. We have also registered, or applied to register, the trademarks associated with several of our leading brands in the U.S. and in certain other countries. Competitors and others may have adopted, and in the future may adopt, tag lines or service or product names similar to ours, which could impede our ability to build our brands' identities and possibly lead to confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered and common law trademarks or trademarks incorporating variations of the terms or designs of one or more of our trademarks and opposition filings made when we apply to register our trademarks.
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
In addition to intellectual property claims, we are also involved in other types of litigation and claims, including claims relating to commercial disputes, consumer protection, and employment, such as sexual harassment. For example, we have faced or continue to face claims related to the Fair Labor Standards Act, the Telephone Consumer Protection Act, the American with Disabilities Act and the Arizona Consumer Fraud Act (and similar state consumer protection statutes). Plaintiffs in such current and future litigation matters often file such lawsuits on behalf of a putative class and typically claim substantial statutory damages and attorneys' fees, and often seek changes to our products, features or business practices. As a result, although the results of any such current or future litigation, regardless of the underlying nature of the claims, cannot be predicted with certainty, the final outcome of any current or future claims or lawsuits we face could adversely affect our business, financial condition and results of operations. Any negative outcome from claims or litigation, including settlements, could result in payments of substantial monetary damages or fines, attorneys' fees or costly and undesirable changes to our products, features or business practices. Further, claims or litigation brought against our customers or business partners may subject us to indemnification obligations or obligations to refund fees to, and adversely affect our relationships with, our customers or business partners. Such indemnification or refund obligations or litigation judgments or settlements that result in the payment of substantial monetary damages, fines and attorneys' fees may not be sufficiently covered by our insurance policies if at all.
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
As a provider of domain name registration and hosting and presence products, we may be subject to potential liability and negative publicity for the activities of our customers on or in connection with their domain names or websites or for the data they store on our servers. In addition, as we expand our social media management and professional web services, we may be subject to potential liability for any content we create on behalf of our customers. Although our terms of service prohibit illegal use of our products by our customers and permit us to take down or suspend websites or take other appropriate actions for illegal use, customers may nonetheless engage in prohibited activities or upload or store content with us in violation of applicable law or the customer's own policies, which could subject us to liability. For example, in October 2018 following the mass shooting at a synagogue in Pittsburgh, we required the owner of gab.com to transfer that domain to another provider due to a violation of our terms of service. Furthermore, our reputation and brand may be negatively impacted by the actions of customers that are deemed to be hostile, offensive or inappropriate. We do not proactively monitor or review the appropriateness of the domain names our customers register or the content of their websites, and we do not have control over customer activities. The safeguards we have in place may not be sufficient to avoid harm to our reputation and brand, especially if such hostile, offensive or inappropriate use is high profile.
Several U.S. federal statutes may apply to us with respect to various activities of our customers, including: the DMCA, which provides recourse for owners of copyrighted material who believe their rights under U.S. copyright law have been infringed on the Internet; the CDA, which regulates content on the Internet unrelated to intellectual property; and the ACPA, which provides recourse for trademark owners against cybersquatters. The DMCA and the CDA generally protect online service providers like us that do not own or control website content posted by customers from liability for certain activities of customers, such as the posting of defamatory or obscene content, unless the online service provider is participating in the unlawful conduct. For example, the safe harbor provisions of the DMCA shield Internet service providers and other intermediaries from direct or indirect liability for copyright infringement. However, under the DMCA, we must follow the procedures for handling copyright infringement claims set forth in the DMCA including expeditiously removing or disabling access to the allegedly infringing material upon the receipt of a proper notice from, or on behalf of, a copyright owner alleging infringement of copyrighted material located on websites we host. Under the CDA, we are generally not responsible for the customer-created content hosted on our servers and thus are generally immunized from liability for torts committed by others. Consequently, we do not monitor hosted websites or prescreen the content placed by our customers. Under the safe harbor provisions of the ACPA, domain name registrars are shielded from liability in many circumstances, including cybersquatting, although the safe harbor provisions may not apply if our activities are deemed outside the scope of registrar functions.

Although these statutes and case law in the U.S. have generally shielded us from liability for customer activities to date, court rulings in pending or future litigation or future regulatory or legislative amendments may narrow the scope of protection afforded us under these laws. For example, the recently enacted SESTA and FOSTA may limit the immunity previously available to us under the CDA, which could subject us to investigations or penalties if the activities of our customers are deemed illegal or inappropriate under applicable laws and regulations. Neither the DMCA nor the CDA generally apply to claims of trademark violations, and thus they may be inapplicable to many of the claims asserted against our company. Furthermore, notwithstanding the exculpatory language of these bodies of law, the activities of our customers have resulted in, and may in the future, result in threatened or actual litigation against us. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.
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
The FCC previously passed Open Internet rules in February 2015, effective in June 2015, generally providing for Internet neutrality with respect to fixed and mobile broadband Internet service. On December 14, 2017, the FCC voted to repeal these Internet neutrality regulations and return to a "light touch" regulatory framework known as the “Restoring Internet Freedom Order.” The FCC’s new rules, which took effect in June 2018, repealed the neutrality obligations imposed by the 2015 rules and granted providers of broadband internet access services greater freedom to make changes to their services, including, potentially, changes that may discriminate against or otherwise harm our business. However, a number of parties have appealed these rules, which appeals are currently being reviewed by the D.C. Circuit Court of Appeals; thus the future impact of the FCC's repeal and any changes thereto remains uncertain. In addition, in September 2018, California enacted the California Internet Consumer Protection and Net Neutrality Act of 2018, making California the fourth state to enact a state-level net neutrality law since the FCC repealed its nationwide regulations. This act mandated that all broadband services in California be provided in accordance with California's net neutrality requirements. The U.S. Department of Justice has sued to block the law going into effect, and California has agreed to delay enforcement until the resolution of the FCC's repeal of the federal rules. A number of other states are considering legislation or execution action that would regulate the conduct of broadband providers. We cannot predict whether the FCC order or state initiatives will be modified, overturned or vacated by legal action.
To the extent any laws, regulations or rulings permit Internet service providers to charge some users higher rates than others for the delivery of their content, Internet service providers could attempt to use such law, regulation or ruling to impose higher fees or deliver our content with less speed, reliability or otherwise on a non-neutral basis as compared to other market participants, and our business could be adversely impacted. Internationally, government regulation concerning the Internet, and in particular, network neutrality, may be developing or non-existent. Within such a regulatory environment, we could experience discriminatory or anti-competitive practices impeding both our and our customers' domestic and international growth, increasing our costs or adversely affecting our business. Additional changes in the legislative and regulatory landscape regarding Internet neutrality, or otherwise regarding the regulation of the Internet, could harm our business, operating results and financial condition.

Our business could be affected by new governmental regulations regarding the Internet.
To date, government regulations have not materially restricted use of the Internet in most parts of the world. However, the legal and regulatory environment relating to the Internet is uncertain, and governments may impose regulation in the future. New laws may be passed, courts may issue decisions affecting the Internet, existing but previously inapplicable or unenforced laws may be deemed to apply to the Internet or regulatory agencies may begin to more rigorously enforce such formerly unenforced laws, or existing legal safe harbors may be narrowed, both by U.S. federal or state governments and by governments of foreign jurisdictions. The adoption of any new laws or regulations, or the narrowing of any safe harbors, could hinder growth in the use of the Internet and online services generally, and decrease acceptance of the Internet and online services as a means of communications, e-commerce and advertising. In addition, such changes in laws could increase our costs of doing business or prevent us from delivering our services over the Internet or in specific jurisdictions, which could harm our business and our results of operations.
Our business is exposed to risks associated with credit card and other online payment chargebacks, fraud and new payment methods.
A majority of our revenue is processed through credit cards and other online payments. If our refunds or chargebacks increase, our processors could require us to create reserves, increase fees or terminate their contracts with us, which would have an adverse effect on our financial condition. Our failure to limit fraudulent transactions conducted on our websites, such as the fraudulent sale of domains on our aftermarket platform using stolen account credentials and credit card numbers, could increase the number of refunds we have to process and could also subject us to liability and adversely impact our reputation. Under credit card association rules, penalties may be imposed at the discretion of the association for inadequate fraud protection. Any such potential penalties would be imposed on our credit card processor by the association. Under our contracts with our payment processors, we are required to reimburse them for such penalties. However, we face the risk that we may fail to maintain an adequate level of fraud protection and that one or more credit card associations or other processors may, at any time, assess penalties against us or terminate our ability to accept credit card payments or other form of online payments from customers, which would have a material adverse effect on our business, financial condition and operating results.
We could also incur significant fines or lose our ability to give customers the option of using credit cards to pay for our products if we fail to follow payment card industry data security standards, even if there is no compromise of the cardholder information covered by these standards. Although we believe we are in compliance with payment card industry data security standards and do not believe there has been a compromise of cardholder information, it is possible that at times either we or any of our acquired companies may not have been in full compliance with these standards. Accordingly, we could be fined, which could impact our financial condition, or certain of our products could be suspended, which would cause us to be unable to process payments using credit cards. If we are unable to accept credit card payments, our business, financial condition and operating results may be adversely affected.
In addition, we could be liable if there is a breach of the payment information we store. Online commerce and communications depend on the secure transmission of confidential information over public networks. We rely on encryption and authentication technology to authenticate and secure the transmission of confidential information, including cardholder information. However, we cannot ensure this technology will prevent breaches of the systems we use to protect cardholder information. Although we maintain network security insurance, we cannot be certain our coverage will be adequate for liabilities actually incurred or insurance will continue to be available to us on reasonable terms, or at all. In addition, some of our partners also collect or possess information about our customers, and we may be subject to litigation or our reputation may be harmed if our partners fail to protect our customers' information or if they use it in a manner inconsistent with our policies and practices. Data breaches can also occur as a result of non-technical issues. Under our contracts with our processors, if there is unauthorized access to, or disclosure of, credit card information we store, we could be liable to the credit card issuing banks for their cost of issuing new cards and related expenses.
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
Our future success and ability to innovate depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel or delays in hiring required personnel, may seriously harm our business, financial condition and operating results. Our ability to continue to attract and retain highly skilled personnel, specifically employees with technical and engineering skills and employees with language skills and cultural knowledge of the geographic markets we have recently expanded to or that we intend to expand to in the near future, will be critical to our future success. Competition for highly skilled personnel is frequently intense, particularly in U.S. tech hubs such as the San Francisco Bay area, Seattle and the Boston area. To the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information. We are limited in our ability to recruit global talent by U.S. immigration laws, including those related to H1-B visas. The demand for H-1B visas to fill highly-skilled IT and computer science jobs is greater than the number of H-1B visas available each year; for the U.S. government's 2018 fiscal year, the U.S. issued 85,000 H-1B visas out of 199,000 requests. In addition, the regulatory environment related to immigration under the current presidential administration may increase the likelihood that immigration laws may be modified to further limit the availability of H1-B visas. If a new or revised visa program is implemented, it may impact our ability to recruit, hire and retain qualified skilled personnel, which could adversely impact our business, operating results and financial condition.
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
In our management's report for 2018, we determined our internal control over financial reporting is effective. In addition, our independent registered public accounting firm provided an unqualified attestation report to that effect. In the event that our chief executive officer, chief financial officer, or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404 of the Sarbanes-Oxley Act, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments, thereby causing investor perceptions to be adversely affected and potentially resulting in restatement of our financial statements for prior periods and a decline in the market price of our stock.
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
Economic conditions in the U.S. and international economies may adversely impact our business and operating results.
General macro-economic conditions, such as a recession or economic slowdown in the U.S. or internationally, could adversely affect demand for our products and make it difficult to accurately forecast and plan our future business activities. Spending patterns of small businesses and independent ventures are difficult to predict and are sensitive to the general economic climate, the economic outlook specific to small businesses and ventures, the then-current level of profitability experienced by these groups and overall consumer confidence. In addition, our customers may be affected by changes in trade policies, treaties, government regulations and tariffs. Trade protection measures, retaliatory actions, tariffs and increased barriers, policies favoring domestic industries, or increased import or export licensing requirements or restrictions could have a negative effect on the overall macro economy and our customers, which could have an adverse impact on our operating results.
To the extent conditions in the national and global economy change, our business could be harmed as current and potential customers may reduce or postpone spending or choose not to purchase or renew subscriptions to our products which they may consider discretionary. In particular, the U.K. held a referendum in June 2016 in which voters approved an exit from the E.U., commonly referred to as "Brexit." In March 2017, the U.K. notified the E.U. of its intention to exit as provided in Article 50 of the Treaty on European Union. The terms of the withdrawal are subject to continuing negotiation and it is unclear what economic impact Brexit will have. Brexit has caused significant political uncertainty in both the U.K. and the E.U. If the U.K. does not approve a withdrawal agreement with the E.U. by March 29, 2019 when the U.K. officially leaves the E.U., it is possible the level of economic activity in this region will be adversely impacted, our customers' use of our products and their ventures could be adversely impacted and we could face increased exposure to foreign currency risks, each of which could adversely affect our operating results. For example, registrants with .eu domains will be required to update their contact information with an address in the E.U. or risk forfeiting those domains; registrants of domains with other European-based country code TLDs may be required to do the same.
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
We employ screening and other remedial measures designed to prevent users in embargoed countries and prohibited persons from purchasing or accessing our products or services. Even though we take precautions to prevent transactions with U.S. sanctions targets, there is risk that in the future we could provide our products to such targets despite such precautions. Changes in the list of embargoed countries and regions or prohibited persons may require us to modify these measures in order to comply with governmental regulations. Our failure to screen customers properly could result in negative consequences to us, including government investigations, penalties and reputational harm.
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
The global nature of our business creates various domestic and local regulatory challenges. The U.S. Foreign Corrupt Practices Act of 1977, as amended (the FCPA), the U.K. Bribery Act 2010 (the U.K. Bribery Act), the U.S. Travel Act of 1961 and similar anti-bribery and anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to foreign government officials and other persons for the corrupt purpose of obtaining or retaining business, directing business to any person or securing any advantage. In addition, companies are required to maintain records accurately and fairly representing their transactions and having an adequate system of internal accounting controls. We face significant risks if we fail to comply with the FCPA and other anti-corruption and anti-bribery laws prohibiting companies and their employees and third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties and private-sector recipients for an illegal purpose.
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
We are subject to income taxes in the U.S. and various foreign jurisdictions, and our domestic and international tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Significant judgment is required in determining our global provision for income taxes, deferred tax assets or liabilities and in evaluating our tax positions on a worldwide basis. While we believe our tax positions are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible these positions may be contested or overturned by jurisdictional tax authorities, which may have a significant impact on our global provision for income taxes. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the laws are issued or applied. Many countries in the E.U., as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business.
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
In December 2017, legislation commonly referred to as the Tax Cuts and Jobs Act (TCJA) was signed into law, making many significant changes to U.S. tax laws, including, but not limited to, decreasing the U.S. federal corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. We have calculated the impact of the TCJA in accordance with our understanding of the TCJA and guidance available as of the date of this filing, as described in more detail in the notes to our financial statements. The consequences of these changes, including whether and how state, local and foreign jurisdictions will react to such changes, have not yet been fully determined. Additional changes in corporate tax rates, the realizability of the net DTAs relating to our U.S. operations, the taxation of foreign earnings and the deductibility of expenses contained in the TCJA or other tax reform legislation could have a material impact on the value of our DTAs, could result in significant one-time charges and could increase our future U.S. tax expense. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. The foregoing items could have an adverse effect on our operating results, cash flow or financial condition.
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

Our business could be negatively impacted as a result of shareholder activism.
In recent years, shareholder activists have become involved in numerous public companies. Shareholder activists frequently propose to involve themselves in the governance, strategic direction, and operations of companies. We may in the future become subject to such shareholder activism and demands. Such demands may disrupt our business and divert the attention of management and employees, and any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel and business partners, all of which could negatively impact our business. Shareholder activism could result in substantial costs. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals of our business.
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
•some of ICANN's policies and practices, such as ICANN's position on privacy and proxy domain name registrations, and the policies and practices adopted by registries and registrars, could be found to conflict with the laws of one or more jurisdictions, including the GDPR, or could be materially changed in a way that negatively impacts the sale of our products;
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
•International regulatory or governing bodies, such as the International Telecommunications Union, a specialized agency of the United Nations, or the E.U., may gain increased influence over the management and regulation of the domain name registration system, leading to increased regulation in areas such as taxation, privacy and the monitoring of our customers' hosted content;
•ICANN or any third-party registries may implement policy changes impacting our ability to run our current business practices throughout the various stages of the lifecycle of a domain name;
•the U.S. Congress or other legislative bodies in the U.S. could take action unfavorable to us or influencing customers to move their business from our products to those located outside the U.S.;
•the U.S. Congress or other legislative bodies in the U.S. or in other countries could adopt laws that erode the safe harbors from third-party liability in the CDA and DMCA;

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
In addition, the requirements of the privacy laws around the world, including the GDPR, are known to be in conflict with ICANN's policies and contracts related to how registrars collect, transmit and publish the personal information of domain name registrants in publicly accessible WHOIS directories. Although ICANN implemented a temporary policy to alleviate some of these conflicts, we are working with ICANN and our industry counterparts to reconcile these conflicts. If ICANN is unable or unwilling to harmonize these policies and contracts with applicable privacy laws, our efforts to comply with applicable laws may cause us to violate our existing ICANN contractual obligations. As a result, we could experience difficulties in selling domain names and keeping our existing customer domain names under management if we are unable to reach an amicable contractual solution with ICANN, which could have a material adverse effect on our operations and revenue.
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
In 2013, ICANN significantly expanded the number of gTLDs, which resulted in the delegation of new gTLDs commencing in 2014, which we refer to as the Expansion Program. We and certain of our competitors have expended resources filing gTLD applications under the Expansion Program to pursue the acquisition of gTLD operator rights. For example, we secured the rights to become the registry for .godaddy, a gTLD. The Expansion Program could substantially change the domain name industry in unexpected ways and is expected to result in an increase in the number of domains registered by our competitors. In addition, if registries participating in the Expansion Program cease operations for any reason, we may have to dedicate Customer Care and development resources to transition our customers’ domains to a new gTLD registry.  If a large number of such registries fail, it could diminish consumer confidence in our industry and reduce our future sales of domain names, either in legacy gTLDs or those gTLDs created as part of the Expansion Program. If we do not properly manage our response to the change in business environment, and accurately predict the market's preference for specific gTLDs, it could adversely impact our competitive position or market share.
The relevant domain name registry and ICANN impose a charge upon each registrar for the administration of each domain name registration. If these fees increase, it would have a significant impact upon our operating results.
Each registry typically imposes a fee in association with the registration of each domain name. For example, VeriSign, the registry for .com and .net, has a current list price of $7.85 annually for each .com registration, and ICANN currently charges $0.18 annually for most domain names registered in the gTLDs falling within its purview. In 2016, VeriSign and ICANN agreed VeriSign will continue to be the exclusive registry for the .com gTLD through November 2024. In 2018, Verisign and the U.S. Department of Commerce agreed to extend their Cooperative Agreement through 2024. As part of that extension, Verisign will have the right to raise .com wholesale prices up to 7% (per registration year) each year starting in November 2020, subject to ICANN's approval. As a result, costs to our customers could be higher, which could have an adverse impact on our results of operations.
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
Changes in taxation laws and regulations may discourage the registration or renewal of domain names for e-commerce.
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
As of December 31, 2018, we have recorded a liability under the TRAs of $174.3 million payable to certain pre-IPO owners. This is the amount of liability we currently deem probable and estimable, which takes into account limitations on the use of the favorable tax attributes due to limitations of taxable income. Because we anticipate these favorable tax attributes being greater than our taxable income, the excess deductions allocated to us will increase the amount of our NOL carryforwards. We have determined it is more-likely-than- not we will be unable to utilize all of our DTAs subject to the TRAs; therefore, we have not recorded a liability under the TRAs related to the tax savings we may realize from the utilization of NOL carryforwards and the amortization related to basis adjustments created by exchanges of LLC Units. If utilization of these DTAs becomes more-likely-than-not in the future, at such time, we will record liabilities under the TRAs of up to an additional $1,101.5 million as a result of basis adjustments under the Internal Revenue Code and up to an additional $372.3 million related to the utilization of NOL and credit carryforwards, which will be recorded through charges to our statements of operations. However, if these tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRAs. In this scenario, the reduction of the liability under the TRAs would result in a benefit to our statements of operations.
The payment obligations under the TRAs are obligations of GoDaddy Inc., and we expect the payments we are required to make under the TRAs will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits subject to the TRAs, we expect the tax savings associated with (1) the pre-IPO organizational transactions and (2) future exchanges of LLC Units (together with the corresponding shares of Class B common stock) as described above would aggregate to approximately $2.1 billion over 15 years, based on the December 31, 2018 closing price of $65.62 per share of our Class A common stock and assuming all exchanges occurred on the last day of 2018. Under such scenario, we would be required to pay the other parties to the TRAs approximately 85% of such amount, or approximately $1.8 billion, over such 15 year period. The actual amounts will materially differ from these hypothetical amounts, as the potential future tax savings we will be deemed to realize, and TRA payments to be made by us, will be calculated based in part on the market value of our Class A common stock at the time of exchange and the prevailing applicable U.S. federal tax rate (plus the assumed combined state and local tax rate) applicable to us over the life of the TRAs and will be dependent on our generating sufficient future taxable income to realize the benefit. Payments under the TRAs are not conditioned on Desert Newco's pre-IPO owners' continued ownership of LLC Units.
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
The TRAs provide (1) in the event we materially breach any of our material obligations under the agreements, whether as a result of failure to make any payment within three months of when due (provided we have sufficient funds to make such payment), failure to honor any other material obligation required thereunder or by operation of law as a result of the rejection of the agreements in a bankruptcy or otherwise or (2) if, at any time, we elect an early termination of the agreements, our (or our successor's) obligations under the applicable agreements (with respect to all LLC Units, whether or not LLC Units have been exchanged or acquired before or after such transaction) would accelerate and become payable in a lump sum amount equal to the present value of the anticipated future tax benefits calculated based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the tax deductions, tax basis and other tax attributes subject to the applicable TRAs. Under the terms of the TRAs, we may not elect an early termination of the TRAs without the consent of (i) each of certain affiliates of KKR and SLP, until such affiliate has exchanged all of its LLC Units (together with the corresponding shares of Class B common stock) for shares of Class A common stock, and (ii) a majority of our directors, other than directors designated or nominated by stockholders affiliated with KKR and SLP.
Additionally, the TRAs provide that upon certain mergers, asset sales, other forms of business combinations or other changes of control, material amounts payable under the TRA would be accelerated. In addition, our (or our successor's) tax savings under the applicable agreements for each taxable year after any such event would be based on certain assumptions, including that we will have sufficient taxable income to fully utilize the deductions arising from the tax basis and other tax attributes subject to the applicable TRAs. Furthermore, the TRAs will determine the tax savings by excluding certain future tax attributes we obtain the use of as a result of acquiring other entities to the extent such tax attributes are the subject of tax receivable agreements we enter into in connection with such acquisitions.
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
Our pre-IPO owners continue to have influence over our company, and their interests may differ from those of our public stockholders.
As of December 31, 2018, funds affiliated with KKR and SLP controlled approximately 5% of the combined voting power of our Class A and Class B common stock. In 2018, we ceased to be a controlled company within the meaning of the NYSE listing standards and are now required to comply with additional NYSE corporate governance standards, including: that a majority of our board of directors consists of "independent directors," as defined under the rules of the NYSE; that the compensation of our executive officers be determined, or recommended to the board of directors for determination, by majority vote of the independent directors or by a compensation committee comprised solely of independent directors; and that director nominees be selected, or recommended to the board of directors for selection, by majority vote of the independent directors or by a nomination committee comprised solely of independent directors. A majority of our board currently consists of "independent directors" as defined by the NYSE, and we have fully independent nominating and corporate governance, compensation and audit committees.
As of December 31, 2018, our pre-IPO owners owned approximately 4% of the outstanding LLC Units. Because they hold their ownership interest in our business through Desert Newco, rather than through the public company, these owners may have conflicting interests with our public stockholders. For example, these owners may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the TRAs, and whether and when GoDaddy Inc. should terminate the TRAs and accelerate its obligations thereunder; provided that any decision to terminate the TRAs and accelerate the obligation thereunder would also require the approval of a majority of the directors of GoDaddy Inc., other than directors designated or nominated by stockholders affiliated with KKR and SLP. In addition, the structuring of future transactions may take into consideration these owners' tax or other considerations even where no similar benefit would accrue to us.
Further, our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, the doctrine of corporate opportunity will not apply to KKR, SLP or their respective affiliates, the directors they nominate or our other non-employee directors in a manner that would prohibit them from investing in competing businesses or doing business with our partners or customers.
In addition, under the terms of the TRAs, we may not elect an early termination of the TRAs without the consent of each of certain affiliates of KKR and SLP until such affiliate has exchanged all of its LLC Units (and Class B common stock) for shares of Class A common stock. Accordingly, we may be prevented from terminating the TRAs in circumstances where we determine it would be beneficial for us to do so, including potentially in connection with future strategic transactions.
Our substantial indebtedness could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry, divert our cash flow from operations for debt payments and prevent us from meeting our debt obligations.
As of December 31, 2018, our total indebtedness was approximately $2.5 billion. In February 2017, we amended our credit facility to provide for: (i) the refinancing of our then $1,072.5 million seven-year term loan, (ii) a second $1,425.0 million term loan, which we drew down upon on April 3, 2017 to provide a portion of the financing for our acquisition of HEG, and (iii) the refinancing of our then $150.0 million five-year revolving credit facility, which increased to $200.0 million upon the closing of our acquisition of HEG. In November 2017, we further amended our credit facility to refinance the term loans at a lower interest rate margin. All other terms, including the maturity date of February 15, 2024, were unchanged by this refinancing.
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
•certain limitations on convening special stockholder meetings; and
•certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws that may be amended only by the affirmative vote of the holders of at least two-thirds in voting power of all outstanding shares of our stock entitled to vote thereon, voting together as a single class, if affiliates of KKR and SLP collectively own less than 40% in voting power of our stock entitled to vote generally in the election of directors.
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
Generally, a business combination includes a merger, asset or stock sale or other transaction resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, an interested stockholder is a person who, together with that person's affiliates and associates, owns, or within the previous three years owned, 15% or more of the votes of our outstanding voting stock. For purposes of this provision, voting stock means any class or series of stock entitled to vote generally in the election of directors. Our amended and restated certificate of incorporation provides that KKR, SLP, their respective affiliates and any of their respective direct or indirect designated transferees (other than in certain market transfers and gifts) and any group of which such persons are a party do not constitute interested stockholders for purposes of this provision.
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
Technology stocks have historically experienced high levels of volatility. The trading price of our Class A common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Since shares of our Class A common stock were sold in our initial public offering (IPO) in April 2015 at a price of $20.00 per share, the reported high and low sales prices of our Class A common stock have ranged from $21.04 to $84.97 per share through February 15, 2019. Factors that may cause the market price of our Class A common stock to fluctuate include:
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
If certain of our existing stockholders sell, or indicate intent to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline.
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
If, however, we decide to pay a dividend in the future, we would need to cause Desert Newco to make distributions to GoDaddy Inc. in an amount sufficient to cover such dividend. Deterioration in the financial condition, earnings or cash flow of Desert Newco for any reason could limit or impair its ability to make distributions to us.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties.
Our corporate headquarters are located in Scottsdale, Arizona and consist of approximately 153,000 square feet of owned office space. We also own our offices in Hiawatha, Iowa, which consist of approximately 75,000 square feet used primarily for Customer Care and product development. We lease additional Customer Care centers and offices located throughout the U.S. as well as internationally in Australia, Bulgaria, China, Germany, India, Norway, Romania, Serbia, Spain and the U.K.
We provide our cloud-based products via a network of data centers including (i) an approximately 320,000 square foot data center we own and operate in Phoenix, Arizona; (ii) co-located data centers located throughout the U.S. in Arizona, California, Missouri, Virginia and New York; and (iii) co-located data centers located internationally in France, Germany, the Netherlands, Norway, Singapore and the U.K. Our data center leases expire on various dates through 2028.
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
Our Class A common stock trades on the NYSE under the symbol "GDDY".

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
The graph set forth below compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the Standard & Poor's 500 Index (the S&P 500) and the Dow Jones Internet Composite Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on April 1, 2015, the date our Class A common stock began trading on the NYSE, with relative performance tracked through December 31, 2018. The returns shown are based on historical results and are not intended to suggest future performance.
Holders of Record
As of December 31, 2018, there were 11 holders of record of our Class A common stock, although we believe there are a significantly larger number of beneficial owners of our Class A common stock because many shares are held by brokers and other institutions on behalf of stockholders.
Dividend Policy
We have not paid any dividends on our Class A common stock and do not intend to pay dividends in the foreseeable future. If, however, we decide to pay a dividend in the future, we would need to cause Desert Newco to make distributions to us in an amount sufficient to cover such dividend. If Desert Newco makes such distributions to us, the other holders of LLC Units will be entitled to receive pro rata distributions.

Our ability to pay dividends is limited by the covenants of our Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." In addition, Desert Newco is generally prohibited under Delaware law from making a distribution to unit holders (including us) to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Desert Newco (with certain exceptions) exceed the fair value of its assets. Desert Newco's subsidiaries are generally subject to similar legal limitations on their ability to make distributions to Desert Newco.

Item 6.     Selected Financial Data
You should read the following selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes appearing in "Financial Statements and Supplementary Data."
We were incorporated in May 2014 and, pursuant to a series of pre-IPO organizational transactions, became a holding company whose principal asset is a controlling equity interest in Desert Newco. We are the sole managing member of Desert Newco, and as a result, we consolidate its financial results and report non-controlling interests representing the economic interests held by its other members. Because the pre-IPO organizational transactions were considered transactions between entities under common control, the financial statements for periods prior to our April 2015 IPO have been adjusted to combine the previously separate entities for presentation purposes.
The consolidated statements of operations data for the years ended December 31, 2018, 2017 and 2016 and the consolidated balance sheets data as of December 31, 2018 and 2017 are derived from our audited consolidated financial statements and the related notes appearing in "Financial Statements and Supplementary Data." The consolidated statements of operations data for the years ended December 31, 2015 and 2014, and the consolidated balance sheets data as of December 31, 2016, 2015 and 2014 are derived from our audited consolidated financial statements not included in this Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2018	2017	2016	2015	2014

Consolidated Statements of Operations Data:	(in millions, except shares in thousands and per share amounts)
Total revenue	$2,660.1	$2,231.9	$1,847.9	$1,607.3	$1,387.3
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	893.9	775.5	657.8	565.9	518.4
Technology and development	434.0	355.8	287.8	270.2	250.8
Marketing and advertising	291.4	253.2	228.8	202.2	164.7
Customer care	323.1	292.3	242.1	221.5	190.5
General and administrative	334.0	282.4	221.2	219.7	172.0
Depreciation and amortization	234.1	205.8	160.1	158.8	152.8
Total costs and operating expenses	2,510.5	2,165.0	1,797.8	1,638.3	1,449.2
Operating income (loss)	149.6	66.9	50.1	(31.0)	(61.9)
Interest expense	(98.4)	(83.0)	(57.2)	(69.2)	(85.0)
Loss on debt extinguishment	—	(7.3)	—	(21.4)	—
Tax receivable agreements liability adjustment	14.9	123.2	(12.5)	—	—
Other income (expense), net	6.9	7.0	(1.9)	1.0	0.8
Income (loss) from continuing operations before income taxes	73.0	106.8	(21.5)	(120.6)	(146.1)
Benefit (provision) for income taxes	9.0	18.9	(0.4)	0.2	2.8
Income (loss) from continuing operations	82.0	125.7	(21.9)	(120.4)	(143.3)
Income from discontinued operations, net of income taxes	—	14.1	—	—	—
Net income (loss)	82.0	139.8	(21.9)	(120.4)	(143.3)
Less: net income (loss) attributable to non-controlling interests	4.9	3.4	(5.4)	(44.8)	—
Net income (loss) attributable to GoDaddy Inc.	$77.1	$136.4	$(16.5)	$(75.6)	$(143.3)
Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock—basic(2):
Continuing operations	$0.50	$1.17	$(0.21)	$(0.81)	$(1.11)
Discontinued operations	—	0.08	—	—	—
Net income (loss) attributable to GoDaddy Inc.	$0.50	$1.25	$(0.21)	$(0.81)	$(1.11)
Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock—diluted(2):
Continuing operations	$0.45	$0.71	$(0.21)	$(0.81)	$(1.11)
Discontinued operations	—	0.08	—	—	—
Net income (loss) attributable to GoDaddy Inc.	$0.45	$0.79	$(0.21)	$(0.81)	$(1.11)
Weighted-average shares of Class A common stock outstanding(2):
Basic	155,234	108,779	79,835	58,676	38,826
Diluted	181,353	177,054	79,835	58,676	38,826
___________________________
(1) Costs and operating expenses include equity-based compensation expense as follows:
Technology and development	$57.8	$37.1	$23.2	$18.2	$10.4
Marketing and advertising	10.3	7.3	8.1	6.1	6.1
Customer care	6.2	3.6	3.9	2.9	0.8
General and administrative	51.2	28.4	21.6	13.2	12.8
Total equity-based compensation expense	$125.5	$76.4	$56.8	$40.4	$30.1

(2)
Amounts for periods prior to our IPO have been retrospectively adjusted to give effect to the pre-IPO organizational transactions. The prior period amounts do not consider the 26,000 shares of Class A common stock sold in our IPO.

	December 31,
	2018	2017	2016	2015	2014

Consolidated Balance Sheets Data:	(in millions)
Cash and cash equivalents	$932.4	$582.7	$566.1	$348.0	$139.0
Prepaid domain name registry fees	546.8	532.3	479.1	456.3	425.6
Property and equipment, net	299.0	297.9	231.0	225.0	220.9
Total assets	6,083.4	5,738.3	3,786.9	3,498.8	3,260.7
Deferred revenue	2,017.5	1,861.6	1,576.2	1,416.2	1,250.6
Total debt(1)	2,457.3	2,482.3	1,072.5	1,083.5	1,469.5
Total liabilities	5,258.9	5,191.8	3,072.7	2,817.8	2,850.3

(1)	Total debt includes long-term debt, unamortized original issue discount and unamortized debt issuance costs.
Key Metrics
In addition to our results determined in accordance with GAAP, we believe the following operating metrics are useful as supplements in evaluating our ongoing operational performance and help provide an enhanced understanding of our business:

	Year Ended December 31,
	2018	2017	2016	2015	2014

	(unaudited)
Total bookings (in millions)	$3,011.5	$2,618.2	$2,155.5	$1,914.2	$1,675.2
Total customers at period end (in thousands)	18,518	17,339	14,740	13,774	12,709
Average revenue per user	$148	$139	$130	$121	$114
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
Average revenue per user (ARPU). We calculate ARPU as total revenue during the preceding 12 month period divided by the average of the number of total customers at the beginning and end of the period. ARPU provides insight into our ability to sell additional products to customers, though the impact to date has been muted due to our continued growth in total customers and the acquisition of HEG.

Reconciliation of Bookings
The following table reconciles total bookings to total revenue, its most directly comparable GAAP financial measure:

	Year Ended December 31,
	2018	2017	2016	2015	2014

Total Bookings:	(unaudited; in millions)
Total revenue	$2,660.1	$2,231.9	$1,847.9	$1,607.3	$1,387.3
Change in deferred revenue(1)	163.2	214.4	163.5	165.9	166.4
Net refunds	192.6	170.0	141.9	137.8	116.2
Other	(4.4)	1.9	2.2	3.2	5.3
Total bookings	$3,011.5	$2,618.2	$2,155.5	$1,914.2	$1,675.2

(1)	Change in deferred revenue also includes the impact of realized gains or losses from the hedging of bookings in foreign currencies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in "Financial Statements and Supplementary Data." Some of the information contained in this discussion and analysis, including information with respect to our plans and strategies for our business, includes forward-looking statements involving significant risks and uncertainties. As a result of many factors, such as those set forth in "Risk Factors," our actual results may differ materially from the results described in, or implied by, these forward-looking statements.
(Throughout this discussion and analysis, dollars are in millions, excluding ARPU or unless otherwise noted.)
Overview
We are the global market leader in domain registration. Securing a domain is often the first step to creating a digital identity and our domain products often serve as the starting point in our customer relationships. As of December 31, 2018, approximately 92% of our customers had purchased a domain from us and we had 77.6 million domains under management. Based on information reported in VeriSign's Domain Name Industry Brief, we had over 22% of the world's domains registered as of September 30, 2018.
We also offer hosting, presence and business applications products and services (products) enhancing our value proposition to our customers by enabling them to create, manage and syndicate their digital identities. While these products are often purchased in conjunction with, or subsequent to, an initial domain registration, they may also be the starting points in our customer relationships. As we have grown, our hosting, presence and business applications products have become increasingly important parts of our business, constituting approximately 54% of total revenue in 2018.
Financial Highlights
Below are our key financial highlights for 2018, with comparisons to 2017.

•	Total revenue of $2,660.1 million, an increase of 19.2%.

•	International revenue of $936.2 million, an increase of 28.7%.

•	Total bookings(1) of $3,011.5 million, an increase of 15.0%.

•	Net income of $82.0 million.

•	Total customers increased 6.8% to 18.5 million.

•	ARPU increased 6.6% to $148.

•	Net cash provided by operating activities of $559.8 million, an increase of 17.7%.
(1) A reconciliation of total bookings to total revenue, its most directly comparable GAAP financial measure, is set forth in "Selected Financial Data—Reconciliation of Bookings."
Our Financial Model
We have developed a stable and predictable business model driven by efficient customer acquisition, high customer retention rates and increasing lifetime spend. We grew our total customers from 14.7 million as of December 31, 2016 to 18.5 million as of December 31, 2018, primarily through a combination of our industry leading products built on a single cloud platform, brand advertising, direct marketing efforts, customer referrals and world-class customer care. We also added approximately 1.6 million customers from our acquisition of HEG in April 2017. In each of the five years ended December 31, 2018, our customer retention rate exceeded 85%, and in 2018, our retention rate for customers who had been with us for over three years was approximately 92%. We believe the breadth and depth of our product offerings and the high quality and responsiveness of our Customer Care team build strong relationships with our customers and are key to our high level of customer retention.
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
Domains. We generated 46% of our 2018 total revenue from the sale of domain products, primarily from domain registrations and renewals, domain add-ons such as privacy and aftermarket sales. Total revenue from domain products grew at a CAGR of 13.2% over the three years ended December 31, 2018.
Hosting and Presence. We generated 38% of our 2018 total revenue from the sale of hosting and presence products, primarily from a variety of website hosting offerings, website builder products, security products and e-commerce products. These products generally have higher margins than conventional domain registrations. Total revenue from hosting and presence products grew at a CAGR of 19.8% over the three years ended December 31, 2018.
Business Applications. We generated 16% of our 2018 total revenue from the sale of business applications products, primarily from productivity tools such as domain-specific email accounts, which generally also have higher margins than conventional domain registrations. Total revenue from business applications products grew at a CAGR of 34.2% over the three years ended December 31, 2018.
Revenue derived from each of our product categories has increased in each of the last three years, with our hosting, presence and business applications products growing faster in recent periods. This mix shift has favorably impacted our margins.
In each of the five years ended December 31, 2018, greater than 85% of our total revenue, excluding the impact of purchase accounting, was generated by customers who were also customers in the prior year. To track our growth and the stability of our customer base, we monitor, among other things, revenue, retention rates and ARPU generated by our annual customer cohorts over time, as well as corresponding marketing and advertising spend. We define an annual customer cohort to include each customer who first became a customer during a calendar year. For example, in 2014, we acquired 2.9 million customers, who we collectively refer to as our 2014 cohort, and spent $165 million in marketing and advertising expenses. By the end of 2018, the 2014 cohort had generated an aggregate of $1,070 million of total bookings, and we expect this cohort will continue to generate bookings and revenue in the future. For the four years ended December 31, 2018, the average bookings retention rate of the 2014 cohort was approximately 90%. Over this period, ARPU, excluding the impact of purchase accounting, for the 2014 cohort grew from $79 in 2015 to $143 in 2018, representing a CAGR of 22%. We selected the 2014 cohort for this analysis because we believe it is representative of the spending patterns and revenue impact of our other cohorts. We believe our cohort analysis is important to illustrate the long-term value of our customers.
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

	Year Ended December 31,
	2018	2017	2016

	(unaudited)
Total bookings	$3,011.5	$2,618.2	$2,155.5
Total customers at period end (in thousands)	18,518	17,339	14,740
Average revenue per user	$148	$139	$130
Total bookings. The 21.5% increase in total bookings from 2016 to 2017 and the 15.0% increase from 2017 to 2018 were primarily driven by our 2017 acquisition of HEG, increases in total customers and domains under management, continued increases in aftermarket domain sales, broadened customer adoption of non-domain products and an increased growth rate associated with our greater international presence, partially offset by the impact of adverse movements in foreign currency exchange rates. Additionally, the acquisition of MSH in July 2018 contributed to our bookings growth in 2018, which was partially offset by a slight reduction in average subscription term as our product mix shifted away from longer term domain products. We also tested merchandising tactics, resulting in a shift towards shorter initial and renewal terms in order to increase customer touch points and ultimately, customer satisfaction.
Total customers. As of December 31, 2018, 2017 and 2016, we had 18,518, 17,339 and 14,740 total customers, respectively. Our customer growth primarily resulted from our increased international presence, our ongoing marketing and advertising initiatives, our enhanced and expanded product offerings and approximately 1.6 million customers added from our acquisition of HEG in April 2017.
Average revenue per user. The 7.4% increase in ARPU from 2016 to 2017 and the 6.6% increase from 2017 to 2018 were primarily due to broadened customer adoption of our products resulting in increased customer spend and revenue from acquired businesses, partially offset by the impact of adverse movements in foreign currency exchange rates. Our ARPU growth in 2017 is muted by the impact of the acquisition of HEG as our trailing 12 month revenue includes only nine months of HEG's results, while all of the customers acquired from HEG are included in the average customers calculation.

Results of Operations
The following table sets forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2018		2017		2016
	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue
Revenue:
Domains	$1,220.3	45.9%	$1,057.2	47.4%	$927.8	50.2%
Hosting and presence	1,017.6	38.2%	847.9	38.0%	678.7	36.7%
Business applications	422.2	15.9%	326.8	14.6%	241.4	13.1%
Total revenue	2,660.1	100.0%	2,231.9	100.0%	1,847.9	100.0%
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	893.9	33.6%	775.5	34.7%	657.8	35.6%
Technology and development	434.0	16.3%	355.8	15.9%	287.8	15.5%
Marketing and advertising	291.4	11.0%	253.2	11.3%	228.8	12.4%
Customer care	323.1	12.1%	292.3	13.1%	242.1	13.1%
General and administrative	334.0	12.6%	282.4	12.8%	221.2	12.0%
Depreciation and amortization	234.1	8.8%	205.8	9.2%	160.1	8.7%
Total costs and operating expenses	2,510.5	94.4%	2,165.0	97.0%	1,797.8	97.3%
Operating income	149.6	5.6%	66.9	3.0%	50.1	2.7%
Interest expense	(98.4)	(3.7)%	(83.0)	(3.7)%	(57.2)	(3.1)%
Loss on debt extinguishment	—	—%	(7.3)	(0.3)%	—	—%
Tax receivable agreements liability adjustment	14.9	0.6%	123.2	5.5%	(12.5)	(0.7)%
Other income (expense), net	6.9	0.3%	7.0	0.3%	(1.9)	(0.1)%
Income (loss) from continuing operations before income taxes	73.0	2.8%	106.8	4.8%	(21.5)	(1.2)%
Benefit (provision) for income taxes	9.0	0.3%	18.9	0.8%	(0.4)	—%
Income (loss) from continuing operations	82.0	3.1%	125.7	5.6%	(21.9)	(1.2)%
Income from discontinued operations, net of income taxes	—	—%	14.1	0.6%	—	—%
Net income (loss)	82.0	3.1%	139.8	6.2%	(21.9)	(1.2)%
Less: net income (loss) attributable to non-controlling interests	4.9	0.2%	3.4	0.1%	(5.4)	(0.3)%
Net income (loss) attributable to GoDaddy Inc.	$77.1	2.9%	$136.4	6.1%	$(16.5)	(0.9)%
Comparison of Years Ended December 31, 2018, 2017 and 2016
Revenue
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
Hosting and presence revenue primarily consists of revenue from the sale of subscriptions for our website hosting products, website building products, website security products and online visibility products.
Business applications revenue primarily consists of revenue from the sale of subscriptions for third-party productivity applications, email accounts and email marketing tools.
The following table presents our revenue for the periods indicated:

	Year Ended December 31,			2018 to 2017		2017 to 2016
	2018	2017	2016	$ change	% change	$ change	% change
Domains	$1,220.3	$1,057.2	$927.8	$163.1	15%	$129.4	14%
Hosting and presence	1,017.6	847.9	678.7	169.7	20%	169.2	25%
Business applications	422.2	326.8	241.4	95.4	29%	85.4	35%
Total revenue	$2,660.1	$2,231.9	$1,847.9	$428.2	19%	$384.0	21%
2018 compared to 2017
The 19.2% increase in total revenue was primarily driven by growth in total customers and ARPU as well as revenue from our April 2017 acquisition of HEG and our July 2018 acquisition of MSH. The increase in customers impacted each of our revenue lines, as the additional customers purchased subscriptions across our product portfolio.
Domains. The 15.4% increase in domains revenue was primarily driven by the 3.5% increase in domains under management from 75.0 million as of December 31, 2017 to 77.6 million as of December 31, 2018, international growth and increased aftermarket domain sales as well as our acquisition of HEG.
Hosting and presence. The 20.0% increase in hosting and presence revenue was primarily driven by increased revenue from our website hosting, website building and website security products as well as our acquisitions of HEG and MSH.
Business applications. The 29.2% increase in business applications was primarily driven by increased customer adoption of our email and productivity solutions as well as seasonal revenue from HEG-sponsored events in the first quarter of 2018.
2017 compared to 2016
The 20.8% increase in total revenue was primarily driven by $155.1 million in total revenue from our acquisition of HEG as well as growth in total customers and ARPU. The increase in customers impacted each of our revenue lines, as the additional customers purchased subscriptions across our product portfolio.
Domains. The 13.9% increase in domains revenue was primarily driven by our acquisition of HEG, the 18.2% increase in domains under management from 63.5 million as of December 31, 2016 to 75.0 million as of December 31, 2017, international growth, strong renewals and increased aftermarket domain sales. Domains under management in 2017 includes approximately 1.0 million .uk domains for which we provided free initial registration to the owners of the associated third-level domains (e.g. .co.uk) following the 2017 launch of the .uk ccTLD.
Hosting and presence. The 24.9% increase in hosting and presence revenue was primarily driven by our acquisition of HEG as well as increased revenue from our website hosting, website building and website security products.
Business applications. The 35.4% increase in business applications was primarily driven by increased customer adoption of our expanded email and productivity solutions.

Costs and Operating Expenses
Cost of revenue
Costs of revenue are the direct costs we incur in connection with selling an incremental product to our customers. Substantially all cost of revenue relates to domain registration fees paid to the various domain registries, payment processing fees, third-party commissions and licensing fees for third-party productivity applications. Similar to our billing practices, we pay domain costs at the time of purchase for the life of each subscription, but recognize the costs of service ratably over the term of our customer contracts. The terms of registry pricing are established by agreements between registries and registrars, and can vary significantly depending on the TLD. We expect cost of revenue to increase in absolute dollars in future periods as we expand our domains business, increase our sales of third-party productivity applications, increase our customer base and expand our international presence. Cost of revenue may increase or decrease as a percentage of total revenue, depending on the mix of products sold in a particular period.

	Year Ended December 31,			2018 to 2017		2017 to 2016
	2018	2017	2016	$ change	% change	$ change	% change
Cost of revenue	$893.9	$775.5	$657.8	$118.4	15%	$117.7	18%
2018 compared to 2017. The 15.3% increase in cost of revenue was primarily attributable to higher domain costs driven by the increase in domains under management and increased aftermarket domain sales as well as our acquisition of HEG. In addition, software licensing fees increased due to higher sales of email and productivity solutions and payment processing fees increased due to our bookings growth.
2017 compared to 2016. The 17.9% increase in cost of revenue was primarily attributable to our acquisition of HEG, increased domain costs driven by the increase in domains under management, higher registration costs associated with many new gTLDs and increased aftermarket domain sales, increased software licensing fees primarily related to increased sales of email and productivity solutions and increased third-party commissions driven by the increased aftermarket domain sales.
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

	Year Ended December 31,			2018 to 2017		2017 to 2016
	2018	2017	2016	$ change	% change	$ change	% change
Technology and development	$434.0	$355.8	$287.8	$78.2	22%	$68.0	24%
2018 compared to 2017. The 22.0% increase in technology and development expenses was primarily attributable to increased compensation-related costs driven by higher average headcount associated with our continued product development as well as our acquisition of HEG.
2017 compared to 2016. The 23.6% increase in technology and development expenses was primarily attributable to our acquisition of HEG as well as increased compensation-related costs driven by higher average headcount associated with our continued product development.
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

	Year Ended December 31,			2018 to 2017		2017 to 2016
	2018	2017	2016	$ change	% change	$ change	% change
Marketing and advertising	$291.4	$253.2	$228.8	$38.2	15%	$24.4	11%
2018 compared to 2017. The 15.1% increase in marketing and advertising expenses was primarily attributable to increased discretionary advertising spend driven by our international growth.
2017 compared to 2016. The 10.7% increase in marketing and advertising expenses was primarily attributable to increased discretionary advertising spend driven by our international growth and new product launches as well as our acquisition of HEG.
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

	Year Ended December 31,			2018 to 2017		2017 to 2016
	2018	2017	2016	$ change	% change	$ change	% change
Customer care	$323.1	$292.3	$242.1	$30.8	11%	$50.2	21%
2018 compared to 2017. The 10.5% increase in customer care expenses was primarily driven by increased costs associated with the continued expansion of our international third-party Customer Care locations, the continued growth of our business and our acquisitions of MSH and HEG.
2017 compared to 2016. The 20.7% increase in customer care expenses was primarily driven by headcount additions to support the continued growth of our business and our international expansion as well as our acquisition of HEG.
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

	Year Ended December 31,			2018 to 2017		2017 to 2016
	2018	2017	2016	$ change	% change	$ change	% change
General and administrative	$334.0	$282.4	$221.2	$51.6	18%	$61.2	28%
2018 compared to 2017. The 18.3% increase in general and administrative expenses was primarily due to increased compensation-related costs associated with the continued growth of our business, increased acquisition-related expenses and incremental expenses from our integration of HEG and MSH.
2017 compared to 2016. The 27.7% increase in general and administrative expenses was primarily due to our acquisition and integration of HEG, increased professional service fees primarily associated with our debt financings and the sale of discontinued operations, increased compensation-related costs associated with the continued growth of our business as well as an increase in indirect tax accruals associated with our international operations.

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

	Year Ended December 31,			2018 to 2017		2017 to 2016
	2018	2017	2016	$ change	% change	$ change	% change
Depreciation and amortization	$234.1	$205.8	$160.1	$28.3	14%	$45.7	29%
2018 compared to 2017. The 13.8% increase in depreciation and amortization expenses was primarily due to the finite-lived intangible assets and property and equipment acquired as part of our acquisitions of HEG and MSH.
2017 compared to 2016. The 28.5% increase in depreciation and amortization expenses primarily results from the finite-lived intangible assets and property and equipment acquired as part of our acquisition of HEG.
Interest expense

	Year Ended December 31,			2018 to 2017		2017 to 2016
	2018	2017	2016	$ change	% change	$ change	% change
Interest expense	$98.4	$83.0	$57.2	$15.4	19%	$25.8	45%
2018 compared to 2017. The 18.6% increase in interest expense was primarily driven by additional interest from the term loan issued in April 2017 to finance a portion of our acquisition of HEG as well as a higher average effective interest rate on our long-term debt in 2018, partially offset by the net benefit from our swaps.
2017 compared to 2016. The 45.1% increase in interest expense was primarily driven by additional interest from the term loan entered into in April 2017 to finance a portion of our acquisition of HEG, partially offset by interest savings resulting from the refinancing of our debt in February and November 2017 as well as the net benefit from our swaps.
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
Acquisition of Main Street Hub
In July 2018, we completed the acquisition of MSH for total purchase consideration of $182.0 million, as described in Note 3 to our financial statements. This acquisition includes contingent earn-out payments of up to a maximum of $50.0 million.
Credit Facility
Our Credit Facility consists of the term loans maturing on February 15, 2024 and the Revolver maturing on February 15, 2022. See further discussion of the Credit Facility in Note 10 to our financial statements.
The Credit Facility is subject to customary fees for loan facilities of this type, including a commitment fee on the Revolver. The term loans are required to be repaid in quarterly installments of 0.25% of the original principal, with the balance due at maturity. The term loans must be repaid with proceeds from certain asset sales and debt issuances and with a portion of our excess cash flow, up to 50.0%, depending on our net leverage ratio. The Credit Facility is guaranteed by all of our material domestic subsidiaries and is secured by substantially all of our and such subsidiaries' real and personal property.
The Credit Facility requires us to maintain certain financial ratios and contains covenants restricting, among other things, our ability, or the ability of our subsidiaries, to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes including mergers and consolidations, sell assets, make restricted payments including dividends, distributions and investments, prepay junior indebtedness and engage in operations other than in connection with acting as a holding company, subject to customary exceptions. The Revolver also contains a financial covenant requiring us to maintain a maximum net leverage ratio of 5.75:1.00 when our usage exceeds 35.0% of the maximum capacity. The net leverage ratio is calculated as the ratio of first lien secured debt less cash and cash equivalents to consolidated EBITDA (as defined in the Credit Facility). As of December 31, 2018, we were in compliance with all such covenants and had no amounts drawn on the Revolver.
As further discussed in Note 11 to our financial statements, we have hedged a portion of our long-term debt through the use of cross-currency and interest rate swap derivative instruments. These instruments help us manage and mitigate our risk of exposure to changes in foreign currency exchange rates and interest rates. See "Quantitative and Qualitative Disclosures About Market Risk" for additional discussion of our hedging activities.
Tax Receivable Agreements
As described in "Critical Accounting Policies and Estimates—Payable to Related Parties Pursuant to the TRAs," we are a party to five TRAs. As of December 31, 2018, the liability under the TRAs was $174.3 million, as described in Note 15 to our financial statements. We currently do not expect to begin making payments related to the existing liability under the TRAs until 2021.
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

Tax Distributions to Desert Newco's Owners
Tax distributions are required under the terms of Desert Newco's limited liability company agreement, as discussed in Note 18 to our financial statements. Any required payments are calculated each quarter based on a number of variables, including Desert Newco's taxable income or loss, allocations of taxable income among Desert Newco's owners based on principles detailed within the Treasury Regulations, tax deductions for stock option exercises and vested RSUs and changing ownership percentages. In addition, under the tax rules, Desert Newco is required to allocate taxable income disproportionately to its unit holders. Because tax distributions are determined based on the holder of LLC Units who is allocated the largest amount of cumulative taxable income on a per unit basis, but are made pro rata based on ownership, Desert Newco may be required to make tax distributions that, in the aggregate, will likely exceed the amount of taxes it would have otherwise paid.
We paid no tax distributions during 2018, and an accrual for tax distributions was not required at December 31, 2018.
Share Repurchase Program
In November 2018, our Board approved the repurchase of up to $500.0 million of our Class A common stock. We may purchase shares from time to time in open market purchases, block transactions and privately negotiated transactions, in accordance with applicable federal securities laws. The share repurchase program has no time limit, does not obligate us to make any repurchases and may be modified, suspended or terminated by us at any time without prior notice. The amount and timing of repurchases are subject to a variety of factors including liquidity, share price, market conditions and legal requirements, and will be funded by available cash and cash equivalents. As of December 31, 2018, no shares have been repurchased.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$559.8	$475.6	$386.5
Net cash used in investing activities	(254.8)	(1,570.1)	(183.4)
Net cash provided by financing activities	47.0	1,107.5	15.1
Effect of exchange rate changes on cash and cash equivalents	(2.3)	3.6	(0.1)
Net increase in cash and cash equivalents	$349.7	$16.6	$218.1
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
2018 compared to 2017. Net cash provided by operating activities increased $84.2 million from $475.6 million in 2017 to $559.8 million in 2018, primarily resulting from our bookings growth, our increased operating income and the contribution from HEG.
2017 compared to 2016. Net cash provided by operating activities increased $89.1 million from $386.5 million in 2016 to $475.6 million in 2017, primarily resulting from our bookings growth and the contribution from HEG.
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

2018 compared to 2017. Net cash used in investing activities decreased $1,315.3 million from $1,570.1 million in 2017 to $254.8 million in 2018. This decrease was primarily due to a $1,729.7 million decrease in business acquisitions (primarily our April 2017 acquisition of HEG) and a $42.7 million decrease in purchases of intangible assets, partially offset by $447.7 million in net proceeds received from the sale of discontinued operations in 2017.
2017 compared to 2016. Net cash used in investing activities increased $1,386.7 million from $183.4 million in 2016 to $1,570.1 million in 2017. This increase was primarily due to a $1,758.4 million increase in business acquisitions (primarily our April 2017 acquisition of HEG), a $50.7 million increase in purchases of intangible assets and a $21.7 million increase in capital expenditures, partially offset by $447.7 million in net proceeds received from the sale of discontinued operations in August 2017.
Financing Activities
Our financing activities primarily consist of long-term debt borrowings, the repayment of principal on long-term debt and stock option activity.
2018 compared to 2017. Net cash provided by financing activities decreased $1,060.5 million from $1,107.5 million in 2017 to $47.0 million in 2018. The decrease primarily resulted from $1,953.1 million in proceeds received from debt issued to finance our April 2017 acquisition of HEG, partially offset by the August 2017 repayment of $596.6 million in bridge financing used to finance a portion of the acquisition and $275.0 million of LLC Unit repurchases completed in 2017.
2017 compared to 2016. Net cash provided by financing activities increased $1,092.4 million from $15.1 million in 2016 to $1,107.5 million in 2017. The increase primarily resulted from $1,953.1 million in proceeds received from debt issued to finance our April 2017 acquisition of HEG and $22.9 million related to sales of Class A common stock in 2017, partially offset by the $596.6 million prepayment of the bridge financing in August 2017, $275.0 million of LLC Unit repurchases in May 2017 and $39.7 million in payments of financing-related costs associated with our debt financings in 2017.
Deferred Revenue
See Note 8 to our financial statements for details regarding the expected future recognition of deferred revenue as of December 31, 2018.

Contractual Obligations
The following table summarizes our material contractual obligations and commitments as of December 31, 2018:

	Payments due by period
	1 year	2-3 years	4-5 years	5+ years
Long-term debt, including current maturities(1)	$25.0	$50.0	$50.0	$2,332.3
Interest on long-term debt(2)	114.0	224.9	219.9	13.7
Lease financing obligation(3)	3.2	7.1	7.2	4.8
Operating leases(4)	41.2	55.5	43.1	101.0
Service agreements(5)	33.8	40.4	48.7	—
TRA payments(6)	—	18.6	49.8	105.9
Deferred and contingent consideration(7)	74.9	13.6	0.6	0.3

(1)	See Note 10 to our financial statements for information regarding the terms of our long-term debt agreements.

(2)
Interest on long-term debt excludes both the amortization of deferred debt issuance costs and original issue discount and the expected benefits associated with our interest rate swap. Interest on our variable rate debt is calculated using the rate in effect at December 31, 2018.

(3)	See Note 12 to our financial statements for information regarding the terms of our lease financing obligation.

(4)	See Note 12 to our financial statements for information regarding our operating lease commitments.

(5)	See Note 12 to our financial statements for information regarding our service agreement commitments.

(6)
Reflects the estimated timing of TRA payments as of December 31, 2018. Such payments could be due later than estimated depending on the timing of our use of the underlying tax attributes. As of December 31, 2018, we have recorded a liability of $174.3 million payable to the related parties under the TRAs, reflecting limitations on the use of the favorable tax attributes due to limitations of taxable income. The estimated amounts payable under the TRAs do not consider any future exchanges of LLC Units, which will have a material impact on this liability. See "Risk Factors-Risks Related to Our Company and Our Organizational Structure" and Note 15 to our financial statements for additional information regarding our liability under the TRAs.

(7)
Includes (i) deferred consideration related to business acquisitions, which is payable upon the expiration of various contractual holdback periods, as described in Note 3 to our financial statements, and (ii) contingent consideration for various acquisitions, which is payable based on the achievement of specified milestones, as described in "Fair Value Measurements" in Note 2 to our financial statements. The amounts reflect the estimated timing of such payments as of December 31, 2018. Amounts denominated in Euros have been translated to U.S. dollars at the foreign currency rate in effect at December 31, 2018 of approximately 1.14.

Off-Balance Sheet Arrangements
As of December 31, 2018 and 2017, we had no off-balance sheet arrangements that had, or which are reasonably likely to have, a material effect on our financial statements.

Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with GAAP, and in doing so, we make estimates, assumptions and judgments affecting the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosure of contingent assets and liabilities. We base our estimates, assumptions and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances, and we evaluate these estimates, assumptions and judgments on an ongoing basis. Different assumptions and judgments would change the estimates used in the preparation of our financial statements, which, in turn, could change our results from those reported. We refer to estimates, assumptions and judgments of this type as our critical accounting policies and estimates, which we discuss further below. We review our critical accounting policies and estimates with the audit and finance committee of our board of directors on an annual basis.
See Note 2 to our financial statements for a summary of our significant accounting policies.
Revenue Recognition
We recognize revenue when control of the promised products is transferred to our customers, in an amount reflecting the consideration we expect to be entitled to in exchange for those products. Payments received in advance of our performance are recorded as deferred revenue. Revenue is recognized net of allowances for returns and applicable transaction-based taxes collected from customers.
We generally sell our products with a right of return, which we account for as variable consideration when estimating the amount of revenue to recognize. Refunds are estimated at contract inception using the expected value method based on historical refund experience and updated each reporting period as additional information becomes available. Refunds result in a reduced amount of revenue recognized over the contract term of the applicable product compared to the amount originally expected. Our annual refund rate has ranged from 6.4% to 6.6% of total bookings from 2016 to 2018.
We may sell multiple products to customers at the same time. For example, we may design a customer website and separately offer other products such as hosting and an online shopping cart, or a customer may combine a domain registration with other products such as private registration or email. Judgment may be required in determining whether products are considered distinct performance obligations that should be accounted for separately or as one combined performance obligation. The majority of our revenue arrangements consist of multiple performance obligations, with revenue recognized over the period in which each performance obligation is satisfied, which is generally over the contract term.
For arrangements with multiple performance obligations, we allocate revenue to each distinct performance obligation based on its relative stand-alone selling price (SSP). Our process for determining SSP requires judgment and considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each performance obligation. We determine SSP based on prices charged to customers for individual products, taking into consideration factors including historical and expected discounting practices, the size, volume and term length of transactions, customer demographics, the geographic areas in which our products are sold and our overall go-to-market strategy.
We sell our products directly to customers and also through a network of resellers. In certain cases, we act as a reseller of products provided by others. The determination of gross or net revenue recognition is reviewed on a product-by-product basis and is dependent on whether we act as principal or agent in the transaction.
See Notes 2 and 8 to our financial statements for additional information regarding revenue recognition and deferred revenue.
Equity-Based Compensation
We grant both stock options and restricted stock units (RSUs) to our employees and independent directors, which are accounted for using the fair value method. Options are granted at exercise prices equal to the fair market value of our Class A common stock as reported on the NYSE on the date of grant. We measure and recognize compensation expense for such awards based on their grant date fair values. RSUs are measured based on the fair market value of the underlying common stock on the date of grant. For options with service or performance-based vesting conditions, the grant date fair value is estimated using the Black-Scholes option-pricing model, which requires management to make assumptions and apply judgment in determining the grant date fair value.

The most significant judgments include estimating the expected option term, expected stock price volatility and risk-free interest rates. The assumptions we use represent management's best estimates. If factors change and different assumptions are used, our equity-based compensation expense could be materially different in the future.
We also estimate a forfeiture rate for our awards, which is based on an analysis of historical forfeitures. We evaluate the appropriateness of our estimate based on actual forfeiture experience, analysis of employee turnover and other factors. Changes in our estimated forfeiture rate can have a significant impact on our equity-based compensation expense since the cumulative effect of adjusting this rate is recognized in the period in which the estimate is changed. If a revised forfeiture rate were to increase, a resulting decrease in previously-recognized expense would be recorded. If a revised forfeiture rate were to decrease, a resulting increase in previously-recognized expense would be recorded.
On a quarterly basis, we estimate when and if performance-based awards will be earned. Expense is recognized only for awards considered probable of being earned. The grant date fair value of each award ultimately expected to vest is recognized as compensation expense, net of estimated forfeitures, over the requisite service period.
We will continue to use judgment in evaluating these assumptions on a prospective basis. As we accumulate additional data related to our awards, we may refine our estimates, which could materially impact future expense.
See Notes 2 and 7 to our financial statements for additional information regarding equity-based compensation.
Business Combinations
We include the results of operations of acquired businesses in our financial statements as of the respective dates of acquisition. Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date, with respect to tangible and intangible assets acquired, liabilities assumed and pre-acquisition contingencies. The purchase price, including estimates of the fair value of contingent consideration when applicable, is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values on the respective acquisition dates, with the excess recorded as goodwill. Critical estimates used in valuing certain acquired intangible assets include, but are not limited to, future expected cash flows (primarily from customer relationships and developed technology) and discount rates.
Our contingent consideration liabilities, which relate to future earn-out payments associated with our acquisitions, are generally valued using discounted cash flow valuation methods. Critical estimates used in valuing contingent consideration liabilities include estimated operating results scenarios for the applicable performance periods, probability weightings assigned to operating results scenarios and discount rates.
We use our best estimates and assumptions to determine acquisition-date fair values. These estimates are inherently uncertain and subject to refinement. We continue to collect information and reevaluate our preliminary estimates and assumptions and record any qualifying measurement period adjustments to goodwill. Contingent consideration is adjusted to fair value in subsequent periods as an increase or decrease in general and administrative expenses.
See Notes 2 and 3 to our financial statements for additional information regarding business combinations.
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

Our qualitative analyses during 2018, 2017 and 2016 did not indicate any impairment, and accordingly, none was recorded. As of December 31, 2018, we believe such assets are recoverable; however, there can be no assurances these assets will not be impaired in future periods. Any future impairment charges could adversely impact our results of operations.
See Notes 2 and 5 to our financial statements for additional information regarding goodwill and indefinite-lived intangible assets.
Income Taxes
We are subject to U.S. federal, state and foreign income taxes with respect to our allocable share of any taxable income or loss of Desert Newco, as well as any stand-alone income or loss we generate. Significant judgment is required in determining our provision or benefit for income taxes and in evaluating uncertain tax positions.
We account for income taxes under the asset and liability method, which requires the recognition of DTAs and DTLs for the expected future tax consequences of events included in our financial statements. Under this method, we determine DTAs and DTLs on the basis of the differences between the financial statements and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in income in the period in which the enactment date occurs.
We recognize DTAs to the extent we believe these assets are more-likely-than-not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations.
We recognize tax benefits from uncertain tax positions only if it is more-likely-than-not the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized from such positions are measured based on the largest benefit having a greater than 50% likelihood of being realized.
See Notes 2 and 14 to our financial statements for additional information regarding income taxes.
Payable to Related Parties Pursuant to the TRAs
We are a party to five TRAs. Under four of these agreements, we are generally required to pay to certain pre-IPO owners approximately 85% of the amount of calculated tax savings, if any, we are deemed to realize (as described below) as a result of (1) any existing tax attributes associated with LLC Units acquired in the pre-IPO organizational transactions, the benefit of which is allocable to us as a result of such transactions (including the allocable share of Desert Newco's existing tax basis in its assets), (2) NOLs available as a result of such transactions and (3) tax benefits related to imputed interest.
Under the fifth of these agreements, we are generally required to pay our other pre-IPO owners approximately 85% of the amount of the calculated tax savings, if any, we are deemed to realize (as described below) as a result of (1) any step-up in tax basis created as a result of exchanges of their LLC Units (together with the corresponding shares of Class B common stock) for shares of our Class A common stock, (2) any existing tax attributes associated with their LLC Units, the benefit of which is allocable to us as a result of such exchanges (including the allocable share of Desert Newco's existing tax basis in its assets), (3) tax benefits related to imputed interest and (4) payments under the TRA.
The TRAs allow our pre-IPO owners to transfer their rights under the TRAs to third parties, who would then succeed to all rights under the TRAs. In the event of such a transfer, we would be required to make the payments described above to the new TRA parties.
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
The term of the TRAs commenced in 2015 upon the completion of our IPO and will continue until all such tax benefits have been utilized or expire, unless we exercise our rights to terminate the agreements or payments under the agreements are accelerated in the event we materially breach any of our material obligations under the agreements.
In the pre-IPO reorganization transactions, we received certain tax attributes, including the OBAs and NOL carryforwards, from certain of our pre-IPO owners, which entitle us to the depreciation and amortization previously allocable to such parties. These deductions are allowed prior to the utilization of any NOL or tax credit carryforwards against income taxes.
Based on current projections of taxable income, and before deduction of any specially allocated depreciation and amortization, we anticipate having enough taxable income to utilize a portion of these specially allocated deductions related to the OBAs. Accordingly, as of December 31, 2018, our liability under the TRAs was $174.3 million.
The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact the liability under the TRAs. We have determined it is more-likely-than-not we will be unable to utilize all of our DTAs subject to TRAs; therefore, we have not recorded a liability under the TRAs related to the tax savings we may realize from the utilization of NOL carryforwards and the amortization related to basis adjustments created by exchanges of LLC Units. If utilization of these DTAs becomes more-likely-than-not in the future, at such time, we will record liabilities under the TRAs of up to an additional $1,101.5 million as a result of basis adjustments under the Internal Revenue Code and up to an additional $372.3 million related to the utilization of NOL and credit carryforwards, which will be recorded through charges to our statements of operations. However, if the tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRAs. In this scenario, the reduction of the liability under the TRAs would result in a benefit to our statements of operations.
See Notes 2 and 15 to our financial statements for additional information regarding the payable to related parties pursuant to the TRAs.
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
The calculation of our reserve for indirect taxes involves significant management estimates and is based on an ongoing analysis of our business activities, revenues subject to indirect taxes and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation or settlements could be materially different than the amounts established for indirect tax contingencies.
See Note 12 to our financial statements for additional information regarding indirect taxes.
Loss Contingencies
We are subject to the possibility of various loss contingencies arising from uncertain and unresolved matters in the ordinary course of business and from events or actions by others having the potential to result in a future loss. Such contingencies may include, but are not limited to, intellectual property claims, putative class actions, commercial and consumer protection claims, labor and employment claims, breach of contract claims, regulatory proceedings, product service level commitments and losses resulting from other events and developments. We consider the likelihood of loss, the impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies.

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
We regularly review all contingencies to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or range of loss can be made. Development of a meaningful estimate of loss, or a range of potential loss, is complex when the outcome is directly dependent on negotiations with, or decisions by, third parties such as regulatory agencies, court systems in various jurisdictions and other interested parties. Such factors bear directly on whether it is possible to reasonably estimate a range of potential loss and boundaries of high and low estimates. Until the final resolution of such matters, there may be an exposure to loss in excess of the amounts recorded, and such amounts could be material. Should any of our estimates and assumptions change or prove to have been incorrect, it could have a material impact on our business, operating results or financial condition.
See Note 12 to our financial statements for additional information regarding loss contingencies.
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
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts may fail to meet their contractual obligations. To mitigate such counterparty credit risk, we enter into contracts only with carefully selected financial institutions based upon ongoing evaluations of their creditworthiness. As a result, we do not believe we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of December 31, 2018.
Foreign Currency Risk
We manage our exposure to changes in foreign currency exchange rates through the use of foreign exchange forward contracts and cross-currency swap contracts. See Note 11 to our financial statements for a summary of the notional amounts and fair values of such arrangements.
Foreign Exchange Forward Contracts
A portion of our bookings, revenue and operating expenses is denominated in foreign currencies, which are subject to exchange rate fluctuations. Our most significant foreign currency exposures are the Euro, the British pound, the Indian rupee, the Canadian dollar and the Australian dollar. Our reported bookings, revenues and operating results may be impacted by fluctuations in foreign currency exchange rates. Fluctuations in foreign currency exchange rates may also cause us to recognize transaction gains and losses in our consolidated statements of operations; however, to date, such amounts have not been material. With our acquisition of HEG, and as our international operations continue to grow, our exposure to fluctuations in currency rates will increase, which may increase the costs associated with this growth. During 2018, our total bookings growth in constant currency would have been approximately 40 basis points lower and our total revenue growth would have been approximately 50 basis points lower. Constant currency is calculated by translating bookings and revenue for each month in the current period using the foreign currency exchange rate for the corresponding month in the prior period, excluding any hedging gains or losses realized during the period.

From time-to-time, we may utilize foreign exchange forward contracts to manage the volatility of our bookings and revenue related to foreign currency transactions. These forward contracts reduce, but do not eliminate, the impact of adverse currency exchange rate fluctuations. We designate these forward contracts as cash flow hedges for accounting purposes. Changes in the intrinsic value of these hedges are recorded as a component of AOCI. Gains and losses, once realized, are recorded as a component of AOCI and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. At December 31, 2018, we had no forward contracts outstanding and the realized gain included in accumulated other comprehensive income totaled $2.6 million.
Cross-Currency Swap Contract
In order to manage variability due to movements in foreign currency rates related to a Euro-denominated intercompany loan, we entered into a five-year Cross-Currency Swap in April 2017. The Cross-Currency Swap, which matures on April 3, 2022, had a notional amount of €1,221.5 million at December 31, 2018 and converts the fixed rate Euro-denominated interest and principal receipts on the intercompany loan into fixed U.S. dollar interest and principal receipts. The Cross-Currency Swap, which is designated as a cash flow hedge and recognized as an asset or liability at fair value, effectively creates a fixed-rate U.S. dollar intercompany loan from a fixed rate Euro-denominated intercompany loan, thereby reducing our exposure to foreign currency fluctuations between the Euro and U.S. dollar. Changes to the fair value of our Cross-Currency Swap due to changes in the value of the U.S. dollar relative to the Euro would be largely offset by the net change in the fair values of the underlying hedged items.
Interest Rate Sensitivity
Interest rate risk reflects our exposure to movements in interest rates associated with our variable-rate debt. Total borrowings under our Credit Facility were $2,457.3 million as of December 31, 2018. These borrowings bear interest at a rate equal to, at our option, either (a) LIBOR plus 2.25% per annum or (b) 1.25% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%. See Note 10 to our financial statements for additional information regarding the Credit Facility.
In April 2017, in connection with the closing of the additional term loan used to finance a portion of the HEG acquisition, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement to effectively convert a portion of the variable-rate debt to fixed. The interest rate swap, the notional amount of which was $1,302.3 million at December 31, 2018, matures on April 3, 2022 and swaps the variable interest rate on our LIBOR-based borrowings for a fixed rate of 5.44%. The objective of the interest rate swap, which is designated as a cash flow hedge, is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.
For the balance of our long-term debt not subject to the Interest Rate Swap, the effect of a hypothetical 10% change in interest rates would not have had a material impact on our interest expense.
.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of GoDaddy Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of GoDaddy Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2004.
Phoenix, Arizona
February 21, 2019

GoDaddy Inc.
Consolidated Balance Sheets
(In millions, except shares in thousands and per share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$932.4	$582.7
Short-term investments	18.9	12.3
Accounts and other receivables	26.4	18.4
Registry deposits	28.3	34.7
Prepaid domain name registry fees	363.2	351.5
Prepaid expenses and other current assets	58.1	59.9
Total current assets	1,427.3	1,059.5
Property and equipment, net	299.0	297.9
Prepaid domain name registry fees, net of current portion	183.6	180.8
Goodwill	2,948.0	2,859.9
Intangible assets, net	1,211.5	1,326.0
Other assets	14.0	14.2
Total assets	$6,083.4	$5,738.3
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$61.6	$59.6
Accrued expenses and other current liabilities	414.3	469.6
Deferred revenue	1,393.7	1,264.8
Long-term debt	16.6	16.7
Total current liabilities	1,886.2	1,810.7
Deferred revenue, net of current portion	623.8	596.8
Long-term debt, net of current portion	2,394.2	2,410.8
Payable to related parties pursuant to tax receivable agreements	174.3	153.0
Other long-term liabilities	63.2	75.0
Deferred tax liabilities	117.2	145.5
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value - 50,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value - 1,000,000 shares authorized; 168,549 and 132,993 shares issued and outstanding as of December 31, 2018 and 2017, respectively	0.2	0.1
Class B common stock, $0.001 par value - 500,000 shares authorized; 6,254 and 35,006 shares issued and outstanding as of December 31, 2018 and 2017, respectively	—	—
Additional paid-in capital	699.8	484.4
Retained earnings	164.8	87.7
Accumulated other comprehensive loss	(72.1)	(85.7)
Total stockholders' equity attributable to GoDaddy Inc.	792.7	486.5
Non-controlling interests	31.8	60.0
Total stockholders' equity	824.5	546.5
Total liabilities and stockholders' equity	$6,083.4	$5,738.3

See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Operations
(In millions, except shares in thousands and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenue:
Domains	$1,220.3	$1,057.2	$927.8
Hosting and presence	1,017.6	847.9	678.7
Business applications	422.2	326.8	241.4
Total revenue	2,660.1	2,231.9	1,847.9
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	893.9	775.5	657.8
Technology and development	434.0	355.8	287.8
Marketing and advertising	291.4	253.2	228.8
Customer care	323.1	292.3	242.1
General and administrative	334.0	282.4	221.2
Depreciation and amortization	234.1	205.8	160.1
Total costs and operating expenses	2,510.5	2,165.0	1,797.8
Operating income	149.6	66.9	50.1
Interest expense	(98.4)	(83.0)	(57.2)
Loss on debt extinguishment	—	(7.3)	—
Tax receivable agreements liability adjustment	14.9	123.2	(12.5)
Other income (expense), net	6.9	7.0	(1.9)
Income (loss) from continuing operations before income taxes	73.0	106.8	(21.5)
Benefit (provision) for income taxes	9.0	18.9	(0.4)
Income (loss) from continuing operations	82.0	125.7	(21.9)
Income from discontinued operations, net of income taxes (includes $33.2 gain on disposal, net of tax)	—	14.1	—
Net income (loss)	82.0	139.8	(21.9)
Less: net income (loss) attributable to non-controlling interests	4.9	3.4	(5.4)
Net income (loss) attributable to GoDaddy Inc.	$77.1	$136.4	$(16.5)
Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock—basic:
Continuing operations	$0.50	$1.17	$(0.21)
Discontinued operations	—	0.08	—
Net income (loss) attributable to GoDaddy Inc.	$0.50	$1.25	$(0.21)
Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock—diluted:
Continuing operations	$0.45	$0.71	$(0.21)
Discontinued operations	—	0.08	—
Net income (loss) attributable to GoDaddy Inc.	$0.45	$0.79	$(0.21)
Weighted-average shares of Class A common stock outstanding:
Basic	155,234	108,779	79,835
Diluted	181,353	177,054	79,835
___________________________
(1) Costs and operating expenses include equity-based compensation expense as follows:
Technology and development	$57.8	$37.1	$23.2
Marketing and advertising	10.3	7.3	8.1
Customer care	6.2	3.6	3.9
General and administrative	51.2	28.4	21.6
Total equity-based compensation expense	$125.5	$76.4	$56.8

See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$82.0	$139.8	$(21.9)
Foreign exchange forward contracts gain (loss), net	8.9	(9.3)	(0.4)
Unrealized swap gain (loss), net	14.2	(39.2)	—
Change in foreign currency translation adjustment	(5.5)	(86.5)	(0.1)
Comprehensive income (loss)	99.6	4.8	(22.4)
Less: comprehensive income (loss) attributable to non-controlling interests	8.9	(43.2)	—
Comprehensive income (loss) attributable to GoDaddy Inc.	$90.7	$48.0	$(22.4)
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Stockholders' Equity
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	67,083	$0.1	90,398	$0.1	$454.6	$(32.2)	$3.2	$255.2	$681.0
Net loss	—	—	—	—	—	(16.5)	—	(5.4)	(21.9)
Equity-based compensation expense	—	—	—	—	56.8	—	—	—	56.8
Stock option exercises	9,187	—	—	—	114.8	—	—	(59.8)	55.0
Effect of exchanges of LLC units	11,844	—	(11,844)	—	15.3	—	—	(15.3)	—
Liability pursuant to the tax receivable agreements resulting from exchanges of LLC units	—	—	—	—	(38.5)	—	—	—	(38.5)
Distributions to holders of LLC units	—	—	—	—	—	—	—	(23.0)	(23.0)
Issuance of Class A common stock under employee stock purchase plan	202	—	—	—	5.0	—	—	—	5.0
Other	242	—	—	—	0.3	—	(0.5)	—	(0.2)
Balance at December 31, 2016	88,558	0.1	78,554	0.1	608.3	(48.7)	2.7	151.7	714.2
Net income	—	—	—	—	—	136.4	—	3.4	139.8
Equity-based compensation expense	—	—	—	—	76.4	—	—	—	76.4
Sales of Class A common stock, net of issuance costs	721	—	—	—	21.3	—	—	—	21.3
Stock option exercises	6,000	—	—	—	80.9	—	—	(19.8)	61.1
Issuance of Class A common stock under employee stock purchase plan	572	—	—	—	17.4	—	—	—	17.4
Repurchases of LLC units	—	—	(7,345)	—	(275.0)	—	—	—	(275.0)
Effect of exchanges of LLC units	36,203	—	(36,203)	(0.1)	28.7	—	—	(28.7)	(0.1)
Liability pursuant to the tax receivable agreements resulting from exchanges of LLC units	—	—	—	—	(73.6)	—	—	—	(73.6)
Gain (loss) on swaps and foreign currency hedging, net	—	—	—	—	—	—	(48.5)	—	(48.5)
Change in foreign currency translation adjustment	—	—	—	—	—	—	(86.5)	—	(86.5)
Accumulated other comprehensive income (loss) attributable to non-controlling interests	—	—	—	—	—	—	46.6	(46.6)	—
Vesting of restricted stock units	939	—	—	—	—	—	—	—	—
Balance at December 31, 2017	132,993	0.1	35,006	—	484.4	87.7	(85.7)	60.0	546.5

GoDaddy Inc.
Consolidated Statements of Stockholders' Equity (continued)
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Net income	—	—	—	—	—	77.1	—	4.9	82.0
Equity-based compensation expense	—	—	—	—	125.5	—	—	—	125.5
Sales of Class A common stock, net of issuance costs	8	—	—	—	—	—	—	—	—
Stock option and warrant exercises	4,782	0.1	—	—	76.3	—	—	(9.2)	67.2
Issuance of Class A common stock under employee stock purchase plan	469	—	—	—	21.9	—	—	—	21.9
Effect of exchanges of LLC units	28,752	—	(28,752)	—	27.9	—	—	(27.9)	—
Liability pursuant to the tax receivable agreements resulting from exchanges of LLC units	—	—	—	—	(36.2)	—	—	—	(36.2)
Gain (loss) on swaps and foreign currency hedging, net	—	—	—	—	—	—	23.1	—	23.1
Change in foreign currency translation adjustment	—	—	—	—	—	—	(5.5)	—	(5.5)
Accumulated other comprehensive income (loss) attributable to non-controlling interests	—	—	—	—	—	—	(4.0)	4.0	—
Vesting of restricted stock units	1,545	—	—	—	—	—	—	—	—
Balance at December 31, 2018	168,549	$0.2	6,254	$—	$699.8	$164.8	$(72.1)	$31.8	$824.5
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net income (loss)	$82.0	$139.8	$(21.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	234.1	205.8	160.1
Equity-based compensation	125.5	76.4	56.8
Loss on debt extinguishment	—	7.3	—
Deferred taxes	(26.2)	(34.5)	(3.8)
Tax receivable agreements liability adjustment	(14.9)	(123.2)	12.5
Gain on sale of discontinued operations	—	(33.2)	—
Other	14.8	13.3	20.5
Changes in operating assets and liabilities, net of amounts acquired:
Registry deposits	6.2	(10.1)	(1.9)
Prepaid domain name registry fees	(15.9)	(13.5)	(22.8)
Accounts payable	(3.4)	(8.4)	19.6
Accrued expenses and other current liabilities	14.9	32.6	10.0
Deferred revenue	158.0	220.0	160.8
Other operating assets and liabilities	(15.3)	3.3	(3.4)
Net cash provided by operating activities	559.8	475.6	386.5
Investing activities
Purchases of short-term investments	(24.8)	(28.3)	(10.5)
Maturities of short-term investments	18.5	22.6	8.4
Business acquisitions, net of cash acquired	(147.2)	(1,876.9)	(118.5)
Purchases of intangible assets	(9.3)	(52.0)	(1.3)
Net proceeds from sale of discontinued operations, including post-closing adjustments	(4.3)	447.7	—
Purchases of property and equipment	(87.7)	(83.2)	(61.5)
Net cash used in investing activities	(254.8)	(1,570.1)	(183.4)
Financing activities
Proceeds received from:
Debt issued to finance HEG acquisition	—	1,953.1	—
Stock option exercises	67.2	61.1	55.0
Sales of Class A common stock, net of issuance costs	—	22.9	—
Issuance of Class A common stock under employee stock purchase plan	21.9	17.4	5.0
Payments made for:
Repurchases of LLC Units and distributions to holders of LLC Units	—	(285.0)	(18.8)
Repayment of HEG acquisition bridge financing	—	(596.6)	—
Repayment of term loans	(25.0)	(15.3)	(11.0)
Financing-related costs	—	(39.7)	—
Other financing obligations	(17.1)	(10.4)	(15.1)
Net cash provided by financing activities	47.0	1,107.5	15.1
Effect of exchange rate changes on cash and cash equivalents	(2.3)	3.6	(0.1)
Net increase in cash and cash equivalents	349.7	16.6	218.1
Cash and cash equivalents, beginning of period	582.7	566.1	348.0
Cash and cash equivalents, end of period	$932.4	$582.7	$566.1

GoDaddy, Inc.
Consolidated Statements of Cash Flows (continued)
(In millions)

	Year Ended December 31,
	2018	2017	2016
Supplemental cash flow information:
Cash paid during the period for:
Interest on long-term debt, net of swap benefit	$84.1	$88.3	$46.5
Income taxes, net of refunds received	$22.8	$16.6	$4.0
Supplemental information for non-cash investing and financing activities:
Acquisition date fair value of contingent consideration	$45.6	$14.8	$5.6
Accrued capital expenditures at period end	$21.9	$7.4	$13.1

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
Organization
Following the completion of our initial public offering (IPO) and other related organizational transactions in 2015, we became the sole managing member of Desert Newco, LLC and its subsidiaries (Desert Newco). As a result, we consolidate its financial results and report non-controlling interests representing the economic interests held by its other members. Non-controlling interests exclude any net income (loss) attributable directly to GoDaddy Inc. We owned approximately 96% of Desert Newco's limited liability company units (LLC Units) as of December 31, 2018.
On December 16, 2011, investment funds managed by Kohlberg Kravis Roberts & Co. L.P. (KKR), Silver Lake Partners (SLP) and Technology Crossover Ventures (TCV) along with other investors purchased a controlling interest in Desert Newco from YAM Special Holdings, Inc. (YAM), an entity owned by Bob Parsons, Desert Newco's founder and a former member of our board of directors (the Board).

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
Segment
As of December 31, 2018, our chief operating decision maker function was comprised of our Chief Executive Officer who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance for the entire company. Accordingly, we have a single operating and reportable segment.
2.    Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents includes cash on hand, other highly liquid investments with a remaining maturity of 90 days or less at the date of acquisition and receivables related to third-party payment processor transactions normally received within 72 hours. Amounts receivable for payment processor transactions totaled $26.3 million and $26.9 million at December 31, 2018 and 2017, respectively.

Short-Term Investments
Our short-term investments consist of various instruments with a remaining maturity in excess of 90 days at the date of acquisition, which are carried at fair value. The estimated fair value of our short-term investments is determined based on quoted market prices and approximated historical cost. We did not have any material realized or unrealized gains or losses on sales of short-term investments during any of the periods presented.
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
Property and Equipment
Property and equipment is stated at cost. Depreciation is recorded over the shorter of the estimated useful life or the lease term of the applicable assets using the straight-line method beginning on the date an asset is placed in service. We regularly evaluate the estimated remaining useful lives of our property and equipment to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation. Maintenance and repairs are charged to expense as incurred.
Property and equipment consisted of the following:

	Estimated Useful Lives	December 31,
		2018	2017
Computer equipment	3 years	$417.6	$355.0
Software	3 years	40.5	33.9
Land	Indefinite	9.0	9.0
Buildings, including improvements	5-40 years	175.0	165.5
Leasehold improvements	Lesser of useful life or remaining lease term	70.8	60.6
Other	1-20 years	27.0	22.0
Total property and equipment		739.9	646.0
Less: accumulated depreciation and amortization		(440.9)	(348.1)
Property and equipment, net		$299.0	$297.9
Depreciation and amortization expense related to property and equipment was $97.4 million, $88.8 million and $69.9 million during 2018, 2017 and 2016, respectively.
Capitalized Internal-Use Software Costs
Costs incurred to develop software for internal-use during the application development phase and for our websites are capitalized and amortized over such software's estimated useful life. Costs related to the design or maintenance of internal-use software are included in technology and development expenses as incurred. Costs capitalized were not material during any of the periods presented.

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
We assess impairment annually for our single reportable segment and our indefinite-lived trade names and branding during the fourth quarter of each year. We also perform an assessment at other times if events or changes in circumstances indicate the carrying value of the assets may not be recoverable. If, based on qualitative analysis, we determine it is more-likely-than-not the fair value of our reporting unit is less than its carrying amount, a quantitative impairment test is performed. Our qualitative analysis did not indicate impairment during any of the periods presented.
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
Long-Lived and Finite-Lived Intangible Assets
Finite-lived intangible assets are amortized over the following estimated useful lives:

Customer relationships	1-9 years
Developed technology	2-7 years
Trade names	1-10 years
Our finite-lived intangible assets are primarily amortized on a straight-line basis. We annually evaluate the estimated remaining useful lives of our intangible assets to determine whether events or changes in circumstances warrant a revision to the remaining period of amortization.
Long-lived and finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term undiscounted cash flows the asset is expected to generate is less than its carrying amount. Any write-downs are treated as permanent reductions in the carrying amount of the respective asset. Our analysis did not indicate impairment during any of the periods presented, and accordingly, we did not record any impairment loss.
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
We record assets and liabilities for estimated construction costs incurred under build-to-suit lease arrangements to the extent we are involved in the construction of structural improvements or take construction risk prior to commencement of a lease. Upon completion of the construction project, we evaluate our level of continuing involvement in the facility. If we maintain significant continuing involvement, we continue to account for the facility as a financing obligation. Otherwise, we record a sale of the facility back to the landlord, and accordingly, the related construction assets and liabilities are removed from our financial statements.
Foreign Currency
Our functional and reporting currency is the U.S. dollar. Assets denominated in foreign currencies are remeasured into U.S. dollars at period-end exchange rates. Foreign currency-based revenue and expense transactions are measured at transaction date exchange rates. Foreign currency remeasurement gains and losses are recorded in other income (expense), net and were $(10.4) million, $(1.5) million and $(4.6) million during 2018, 2017 and 2016, respectively.
For certain of our foreign subsidiaries whose functional currency is other than the U.S. dollar, we translate revenue and expense transactions at average exchange rates. We translate assets and liabilities at period-end exchange rates and include foreign currency translation gains and losses as a component of AOCI.
Revenue Recognition
Adoption of New Standard on Revenue from Contracts with Customers
On January 1, 2018, we adopted the Financial Accounting Standards Board's (FASB) new revenue recognition standard using the modified retrospective method applied to those contracts not completed at adoption. Results for reporting periods beginning after January 1, 2018 are presented under the new standard, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting.
The adoption of the new standard did not have a material impact on our financial statements.

Revenue Recognition
Revenue is recognized when control of the promised product or service (product) is transferred to our customers, in an amount reflecting the consideration we expect to be entitled to in exchange for such product.
We typically receive payment at the time of sale, the purpose of which is to provide our customers with a simplified and predictable way of purchasing our products. We have determined that our contracts do not include a significant financing component. Payments received in advance of our performance are recorded as deferred revenue. Revenue is recognized net of allowances for returns and applicable transaction-based taxes collected from customers.
Our products are generally sold with a right of return within our policy, which are accounted for as variable consideration when estimating the amount of revenue to recognize. Refunds are estimated at contract inception using the expected value method based on historical refund experience and updated each reporting period as additional information becomes available and only to the extent it is probable a significant reversal of any incremental revenue will not occur. Refunds result in a reduced amount of revenue recognized over the contract term of the applicable product.
Our revenue is categorized and disaggregated as reflected in our statements of operations, as follows:
Domains. Domains revenue primarily consists of domain registrations and renewals, domain privacy, domain application fees, domain back-orders, aftermarket domain sales and fee surcharges paid to ICANN. Consideration is recorded as deferred revenue when received, which is typically at the time of sale, and revenue, other than for aftermarket domain sales, is recognized ratably over the period in which the performance obligations are satisfied, which is generally over the contract term. Aftermarket domain revenue is recognized at the time when ownership of the domain is transferred to the buyer.
Hosting and presence. Hosting and presence revenue primarily consists of website hosting products, website building products, website security products and online visibility products. Consideration is recorded as deferred revenue when received, which is typically at the time of sale, and revenue is recognized ratably over the period in which the performance obligations are satisfied, which is generally over the contract term.
Business applications. Business applications revenue primarily consists of third-party productivity applications, email accounts and email marketing tools. Consideration is recorded as deferred revenue when received, which is typically at the time of sale, and revenue is recognized ratably over the period in which the performance obligations are satisfied, which is generally over the contract term.
See Note 8 for additional information regarding our deferred revenue. See Note 17 for our revenue disaggregated by geography.
Performance Obligations
Our contracts with customers may include multiple performance obligations, including a combination of some or all of the following products: domain registrations, website hosting products, website building products, website security products and other cloud-based products. Judgment may be required in determining whether products are considered distinct performance obligations that should be accounted for separately or as one combined performance obligation. Revenue is recognized ratably over the period in which the performance obligations are satisfied, which is generally over the contract term.
For each domain registration or renewal we provide, we have one performance obligation to our customers consisting of two promises: 1) to ensure the exclusive use of the domain during the applicable registration term and 2) to ensure the domain is accessible and appropriately directed to its underlying content. After the contract term expires, unless renewed, the customer can no longer access or use the domain. We have determined these promises are not distinct within the context of our contracts as they are highly interdependent and interrelated and are inputs to a combined benefit. Accordingly, we concluded that each domain registration or renewal represents one product offering and is a single performance obligation.
We may also offer specific arrangements, such as GoCentral, in which we include promises to transfer multiple performance obligations in a single product offering. For such arrangements, we allocate the transaction price to each of the underlying distinct performance obligations based on its relative stand-alone selling price (SSP), as described below.
We have determined that generally each of our other products constitutes an individual product offering to our customers, and therefore have concluded that each is a single performance obligation.

For arrangements with multiple performance obligations, we allocate revenue to each distinct performance obligation based on its relative SSP. We use judgment to determine SSP based on prices charged to customers for individual products, taking into consideration factors including historical and expected discounting practices, the size, volume and term length of transactions, customer demographics, the geographic areas in which our products are sold and our overall go-to-market strategy.
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
Assets Recognized from Contract Costs
Commissions paid to our resellers represent an incremental cost of obtaining a contract with a customer. We capitalize and amortize such amounts to cost of revenue consistent with the pattern of transfer of the product to which the asset relates. Amounts capitalized and amortized were not material during any of the periods presented. Other costs to obtain a contract, such as sales compensation, are expensed as incurred as their amortization period is generally one year or less. Such expenses were not material during any of the periods presented.
Fees paid to various registries at the inception of a domain registration or renewal represent costs to fulfill a contract. We capitalize and amortize these prepaid domain name registry fees to cost of revenue consistent with the pattern of transfer of the product to which the asset relates. Amortization expense of such asset was $597.1 million, $554.4 million and $493.1 million during 2018, 2017 and 2016, respectively.
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
Advertising costs are expensed either as incurred, at the time a commercial initially airs or when a promotion first appears in the media. Advertising expenses were $231.1 million, $205.8 million and $194.0 million during 2018, 2017 and 2016, respectively. Prepaid advertising, which is included within prepaid expenses and other current assets, was $9.7 million and $9.6 million at December 31, 2018 and 2017, respectively.
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
Equity-Based Compensation
We grant stock options at exercise prices equal to the fair market value of our Class A common stock on the grant date. We grant both options and restricted stock units (RSUs) vesting solely upon the continued service of the recipient as well as awards vesting upon the achievement of annual or cumulative financial-based targets. We recognize the grant date fair value of equity-based awards as compensation expense over the required service period of each award, taking into account the probability of our achievement of associated performance targets.
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
Equity-based awards are accounted for using the fair value method. RSUs are measured based on the fair market value of the underlying common stock on the date of grant. Grant date fair values for options are determined using the Black-Scholes option pricing model and a single option award approach. The measurement date for performance vesting awards is the date on which the applicable performance criteria are approved by our Board. The fair value of shares issued under our employee stock purchase plan is estimated on the first day of each offering period using the Black-Scholes option pricing model. An estimate of future award forfeitures, which is based on historical data, is utilized in our equity-based compensation calculations. We regularly estimate when and if performance-based awards will be earned and record equity-based compensation expense only for awards considered probable of being earned.
Key assumptions used in the determination of fair value for stock options are as follows:
Expected term. The expected term represents the period the options are expected to be outstanding. Because of the lack of sufficient historical data necessary to calculate the expected term, we use the simple average of the vesting period and the contractual term to estimate the expected term.
Expected volatility. We determine the expected stock price volatility based on the historical volatility of our Class A common stock and the historical volatilities of our peer group. Industry peers consist of several public companies in the technology industry similar to us in size, stage of life cycle and financial leverage. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient trading history of our Class A common stock becomes available. If circumstances change such that the identified companies are no longer similar to us, we will revise our peer group to substitute more suitable companies in this calculation.
Expected dividend yield. We do not use a dividend rate due to our expectation of not paying dividends in the foreseeable future.
Risk-free interest rate. We base the risk-free interest rate on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the option on the grant date.
The fair value of options granted was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2018	2017	2016
Expected term (in years)	6.1	6.1	6.1
Expected volatility	31.5%	37.4%	37.7%
Risk-free interest rate	2.7%	2.0%	1.4%

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
Payable to Related Parties Pursuant to the TRAs
Concurrent with the completion of our IPO in 2015, we became a party to five TRAs with our pre-IPO owners. Under four of the TRAs, we are generally required to pay to certain pre-IPO owners approximately 85% of the amount of calculated tax savings, if any, we are deemed to realize (using the actual applicable U.S. federal income tax rate and an assumed combined state and local income tax rate) as a result of (1) any existing tax attributes associated with LLC Units acquired in the pre-IPO organizational transactions, the benefit of which is allocable to us as a result of such transactions (including the allocable share of Desert Newco's existing tax basis in its assets), (2) net operating loss (NOL) carryforwards available as a result of such transactions and (3) tax benefits related to imputed interest.
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
The following tables set forth assets and liabilities measured at fair value on a recurring basis:

	December 31, 2018
Assets:	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Reverse repurchase agreements(1)	$—	$70.0	$—	$70.0
Commercial paper	—	71.4	—	71.4
Money market funds	338.6	—	—	338.6
Short-term investments:
Certificates of deposit and time deposits	1.0	—	—	1.0
Commercial paper	—	18.0	—	18.0
Total assets measured and recorded at fair value	$339.6	$159.4	$—	$499.0
Liabilities:
Contingent consideration liabilities	$—	$—	$67.9	$67.9
Derivative liabilities	—	120.5	—	120.5
Total liabilities measured and recorded at fair value	$—	$120.5	$67.9	$188.4

(1)	Reverse repurchase agreements include a $70.0 million repurchase agreement with Morgan Stanley, callable with 31 days notice.

	December 31, 2017
Assets:	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Reverse repurchase agreements(1)	$—	$130.0	$—	$130.0
Commercial paper	—	50.0	—	50.0
Short-term investments:
Certificates of deposit and time deposits	0.4	—	—	0.4
Commercial paper	—	11.9	—	11.9
Total assets measured and recorded at fair value	$0.4	$191.9	$—	$192.3
Liabilities:
Contingent consideration liabilities	$—	$—	$20.7	$20.7
Derivative liabilities	—	206.4	—	206.4
Total liabilities measured and recorded at fair value	$—	$206.4	$20.7	$227.1

(1)	Reverse repurchase agreements include a $70.0 million repurchase agreement with Morgan Stanley, callable with 31 days notice, and a $60.0 million one-week repurchase agreement with Wells Fargo.
Our contingent consideration liabilities, which relate to future earn-out payments associated with our business acquisitions, are classified within Level 3 and valued using discounted cash flow valuation methods encompassing significant unobservable inputs. The inputs include estimated operating results scenarios for the applicable performance periods, probability weightings assigned to operating results scenarios (generally assessed at 100% probability) and the discount rates applied (generally ranging from 14% to 25%). The fair values of our contingent consideration arrangements are sensitive to changes in forecasts and discount rates. A reconciliation of these liabilities is as follows:

	Year Ended December 31,
	2018	2017
Balance at beginning of period	$20.7	$6.0
Acquisition date fair value of contingent consideration	45.6	14.8
Adjustments to fair value recognized in earnings	11.9	—
Contingent consideration payments	(11.2)	(0.5)
Impact of foreign currency translation and other	0.9	0.4
Balance at end of period	$67.9	$20.7
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
In order to reduce the risk of downtime of the products we provide, we have established data centers in various geographic regions. We have internal procedures to restore products in the event of a service disruption or disaster at any of our data center facilities. We serve our customers and users from data center facilities operated either by us or third parties, which are located in Arizona, California, Missouri, Virginia, New York, France, Germany, the Netherlands, Singapore and the United Kingdom (U.K.). Even with these procedures for disaster recovery in place, the availability of our products could be significantly interrupted during the implementation of restoration procedures.
Recent Accounting Pronouncements
In February 2016, the FASB issued new guidance related to accounting for leases. The new standard requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. We will adopt the new standard on January 1, 2019 using a modified retrospective approach with a cumulative-effect adjustment to opening retained earnings. Therefore, upon adoption, we will not adjust our comparative period financial information or make new required lease disclosures for periods before the effective date. We have evaluated the available accounting policy elections and practical expedients permitted by the standard and will adopt the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. While we are continuing to assess the potential impacts, we expect the accounting for our operating leases and our lease financing obligation will be the most significant changes as a result of the new guidance. We will recognize right-of-use assets and lease liabilities in our consolidated balance sheets upon adoption, which we expect to increase our total assets and total liabilities in the range of $105 million to $115 million, excluding the impact of deferred taxes. We expect no material impact to our statements of operations or cash flows.
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
In January 2017, the FASB issued new guidance simplifying the goodwill impairment test, eliminating the requirement for an entity to determine the fair value of its assets and liabilities (including unrecognized assets and liabilities) at the impairment testing date following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, an entity will be required to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will be required to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to a reporting unit. Our adoption of this guidance on January 1, 2019 is not expected to have a material impact.
In May 2017, the FASB issued new guidance to amend the scope of modification accounting for share-based payment arrangements. The amendment provides guidance on the types of changes to the terms or conditions of share-based payment awards which would require an entity to apply modification accounting. Our adoption of this guidance on January 1, 2018 did not have a material impact.
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
3.    Business Acquisitions
2018 Acquisition
In July 2018, we completed the acquisition of Main Street Hub (MSH), a social media and reputation management company, for total purchase consideration of $182.0 million, including contingent earn-out payments of up to a maximum of $50.0 million subject to the achievement of certain revenue and operational milestones. The acquisition was completed to further our professional services strategy for our customers. The contingent consideration was recorded at an estimated acquisition date fair value of $43.4 million.
The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess recorded to goodwill. The recognition of goodwill, none of which is deductible for income tax purposes, was made based on the strategic and synergistic benefits we expect to realize from the acquisition.
The following table summarizes the preliminary estimated fair values of the MSH assets acquired and liabilities assumed:

Total purchase consideration	$182.0
Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	8.0
Intangible assets, net	35.7
Other assets and liabilities, net	3.2
Total assets acquired, net of liabilities assumed	46.9
Goodwill	$135.1
Identified finite-lived intangible assets, which were valued using income-based approaches, consist primarily of developed technology and customer relationships. The acquired finite-lived intangible assets have a total weighted-average amortization period of 4.3 years.
Pro forma financial information is not presented because the acquisition of MSH was not material, either individually or when aggregated with other immaterial acquisitions completed during 2018.
2017 Acquisition of Host Europe Holdings Limited
In April 2017, we completed the acquisition of Host Europe Holdings Limited (HEG), a U.K.-based provider of domains, website hosting, applications hosting and managed hosting to small and medium-sized customers throughout Europe. Pursuant to the terms of the purchase agreement, we purchased all of the outstanding shares of HEG and certain loan notes issued by Host Europe Finance Co. Ltd. for total consideration transferred of €1.7 billion. We funded the acquisition with debt financing, as described in Note 10, and incurred $18.6 million in nonrecurring transaction costs in connection with the acquisition, which were recognized within general and administrative expense. As a result of the acquisition, HEG became our wholly-owned subsidiary. We believe the acquisition allowed us to leverage HEG's existing footprint to accelerate our expansion in Europe through the delivery of a broader range of cloud-based products.
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

The following table summarizes the final estimated acquisition date fair values of the HEG assets acquired and liabilities assumed:

Total purchase consideration(1)	$1,849.5
Fair value of assets acquired:
Cash and cash equivalents	27.2
Other current assets	66.3
Assets held for sale(2)	497.5
Property and equipment, net	61.9
Intangible assets, net	595.7
Other assets	9.3
Amount attributable to assets acquired	1,257.9
Fair value of liabilities assumed:
Accounts payable and accrued expenses	65.1
Current portion of deferred revenue	45.5
Liabilities directly associated with the assets held for sale(2)	93.0
Other long-term liabilities	14.0
Deferred tax liabilities	177.6
Amount attributable to liabilities assumed	395.2
Goodwill	$986.8

(1)	The purchase consideration was translated using the Euro to U.S. dollar exchange rate in effect on the closing date of approximately 1.066.

(2)
Assets held for sale, and liabilities directly associated with the assets held for sale, represented those of HEG's PlusServer managed hosting business (PlusServer), which met the criteria for held for sale designation at the acquisition date and was sold in August 2017. See Note 4 for further discussion.

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
Other 2017 Acquisition
In April 2017, we completed an acquisition for consideration consisting of cash of $45.7 million, $9.0 million payable in future periods upon expiration of the contractual holdback period, $15.0 million of time-based milestone payments and additional contingent earn-out payments of up to $15.0 million subject to the achievement of certain revenue and integration milestones. We recognized a liability of $33.7 million representing the estimated aggregate acquisition-date fair value of the future payments. The aggregate purchase price was allocated based upon our assessment of acquisition-date fair values with $63.5 million allocated to goodwill, none of which is tax deductible, $28.5 million to identified finite-lived intangible assets and $12.6 million of net liabilities assumed. Identified finite-lived intangible assets, which were valued using income-based approaches, consist of developed technology, customer relationships and trade names. The acquired finite-lived intangible assets have a total weighted-average amortization period of 5.5 years. The acquisition was not material to our results of operations.
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
Other Acquisition-Related Payments
During 2018 and 2017, we made $21.7 million and $10.8 million of aggregate holdback and contingent consideration payments related to prior acquisitions. Payments in 2016 were not material.
4.    Sale of Discontinued Operations
In connection with the HEG acquisition, we committed to a formal plan to sell PlusServer as its business model differed from ours. The operating results of PlusServer from the acquisition date to the date of its sale are reported within discontinued operations. On August 31, 2017, we sold all of the outstanding shares of PlusServer, receiving net proceeds of $447.7 million. As a result of the sale, we recorded a gain on disposal of $33.2 million in 2017, which includes the reclassification of the associated cumulative translation adjustment on PlusServer's net assets.
5.    Goodwill and Intangible Assets
The following table summarizes changes in our goodwill balance:

Balance at December 31, 2016	$1,718.4
Goodwill related to 2017 acquisitions	1,048.4
Impact of foreign currency translation	93.1
Balance at December 31, 2017	2,859.9
Goodwill related to 2018 acquisitions(1)	139.8
Impact of foreign currency translation	(51.7)
Balance at December 31, 2018	$2,948.0

(1)	Includes immaterial measurement period adjustments related to acquisitions completed in 2017.

Intangible assets, net are summarized as follows:

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	152.4	n/a	152.4
Finite-lived intangible assets:
Customer-related	850.5	$(407.5)	443.0
Developed technology	206.9	(103.1)	103.8
Trade names and other	92.9	(25.6)	67.3
	$1,747.7	$(536.2)	$1,211.5

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	152.2	n/a	152.2
Finite-lived intangible assets:
Customer-related	868.0	$(320.4)	547.6
Developed technology	184.5	(82.2)	102.3
Trade names	94.4	(15.5)	78.9
	$1,744.1	$(418.1)	$1,326.0
During 2017, we completed three purchases of intangible assets for $52.0 million in cash. The assets purchased consisted of $50.5 million in indefinite-lived domain portfolios and $1.5 million in customer-related intangible assets. The purchased customer-related intangible assets were valued at cost and are being amortized over 36 months. Transaction costs were immaterial and were expensed as incurred.
Customer-related intangible assets, developed technology and trade names and other have weighted-average useful lives from the date of purchase of 103 months, 71 months and 110 months, respectively. Amortization expense was $136.7 million, $117.0 million and $90.2 million during 2018, 2017 and 2016, respectively. The weighted-average remaining amortization period for amortizable intangible assets was 76 months as of December 31, 2018.
Based on the balance of finite-lived intangible assets at December 31, 2018, expected future amortization expense is as follows:

Year Ending December 31:
2019	$119.0
2020	109.5
2021	86.5
2022	84.8
2023	69.7
Thereafter	144.6
$614.1

6.    Stockholders' Equity
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
Secondary Offerings and LLC Unit Repurchase
We have completed several underwritten public offerings in which certain stockholders, including KKR, SLP, TCV, YAM and certain of our executive officers sold shares of our Class A common stock. We did not receive any proceeds from the shares sold by the selling stockholders in these offerings. We used the net proceeds from the shares sold by us to pay expenses incurred in connection with the offerings. Each offering included the exchange of LLC Units (together with the corresponding shares of Class B common stock) for Class A common stock by the selling stockholders, which resulted in increases in additional paid-in capital, with offsetting reductions in non-controlling interests, and material increases to the liability under the TRAs (see Note 15). Significant details for each offering are as follows:

Offering Date	Offering Price Per Share ($)	Shares Sold by GoDaddy (#)	Gross Proceeds Received by GoDaddy ($)	Aggregate Shares Sold by Selling Stockholders (#)	LLC Units Exchanged by Selling Stockholders (#)	Increase in Additional Paid-in Capital ($)
August 2018(1)	75.75	8	0.6	10,391	7,405	7.8
May 2018	70.73	—	—	11,625	8,052	7.6
March 2018	59.21	—	—	16,916	12,821	11.2
December 2017(2)	47.32	50	2.4	7,228	4,689	4.7
September 2017	44.00	50	2.2	20,000	13,774	10.8
May 2017	38.50	100	3.7	27,615	16,701	10.8
April 2016	30.25	—	—	18,975	10,382	8.8

(1)	Following the August 2018 secondary offering, YAM no longer owns shares of GoDaddy's common stock.

(2)	Following the December 2017 secondary offering, TCV no longer owns shares of GoDaddy's common stock.
In May 2017, we repurchased 7,345 LLC units from KKR, SLP, TCV and YAM for an aggregate of $275.0 million, or $37.44 per share, which is the same per share price, net of discounts and commissions, paid by the underwriters to the selling stockholders in the May 2017 secondary offering. In connection with this repurchase, the corresponding shares of Class B common stock were canceled. In May 2017, we also sold an aggregate of 521 shares of Class A common stock to certain executives for total proceeds of $19.2 million.

Share Repurchase Program
In November 2018, our Board approved the repurchase of up to $500.0 million of our Class A common stock. We may purchase shares from time to time in open market purchases, block transactions and privately negotiated transactions, in accordance with applicable federal securities laws. The share repurchase program has no time limit, does not obligate us to make any repurchases and may be modified, suspended or terminated by us at any time without prior notice. The amount and timing of repurchases are subject to a variety of factors including liquidity, share price, market conditions and legal requirements, and will be funded by available cash and cash equivalents. As of December 31, 2018, no shares have been repurchased.
7.    Equity-Based Compensation Plans
On March 31, 2015, we adopted the 2015 Equity Incentive Plan (the 2015 Plan) and reserved a total of 10,285 shares of Class A common stock for issuance thereunder. The shares reserved for issuance under the 2015 Plan also included up to 28,133 shares rolled over from our previous equity plan and from certain other option plans assumed in connection with acquisitions. The number of shares reserved for issuance are increased automatically each year by a number equal to the least of (i) 20,571 shares, (ii) 4% of the total shares of all classes of common stock outstanding as of the last day of the preceding year or (iii) such other amount as may be determined by our Board. On January 1, 2018, an additional 6,720 shares were reserved for issuance pursuant to the 2015 Plan. As of December 31, 2018, 19,195 shares were available for issuance as future awards under the 2015 Plan.
On March 31, 2015, we adopted the 2015 Employee Stock Purchase Plan (the ESPP) and reserved a total of 2,000 shares of Class A common stock for issuance thereunder. The number of shares reserved for issuance are increased automatically each year by a number equal to the least of (i) 1,000 shares, (ii) 1% of the total shares of all classes of common stock outstanding as of the last day of the preceding year or (iii) such other amount as may be determined by our Board. On January 1, 2018, an additional 1,000 shares were reserved for issuance pursuant to the ESPP. As of December 31, 2018, 3,082 shares were available for issuance under the ESPP.
The following table summarizes our option activity:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Grant- Date Fair Value ($)	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2015	27,419		10.25
Granted	2,136	11.97	30.93
Exercised	(9,187)		5.99		242.4
Forfeited	(1,740)		17.25
Outstanding at December 31, 2016	18,628		14.06
Granted	2,077	15.07	38.03
Exercised	(6,000)		10.18		187.1
Forfeited	(1,245)		23.46
Outstanding at December 31, 2017	13,460		18.63
Granted	1,208	22.19	61.49
Exercised	(4,779)		14.08		246.4
Forfeited	(362)		34.05
Outstanding at December 31, 2018	9,527		25.77	6.3	381.2
Vested at December 31, 2018	5,593		16.51	5.2	274.6

The following table summarizes our RSU activity:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Grant- Date Fair Value ($)
Outstanding at December 31, 2015	93
Granted	3,129	30.98
Vested	(241)
Forfeited	(224)
Outstanding at December 31, 2016	2,757
Granted	2,877	38.68
Vested	(939)
Forfeited	(496)
Outstanding at December 31, 2017	4,199
Granted	3,152	64.26
Vested	(1,545)
Forfeited	(450)
Outstanding at December 31, 2018	5,356
At December 31, 2018, total unrecognized compensation expense related to non-vested stock options and RSUs was $35.7 million and $165.0 million, respectively, with expected remaining weighted-average recognition periods of approximately 2.3 years and 1.8 years, respectively. We currently believe the performance targets related to the vesting of performance awards will be achieved. If such targets are not achieved, or are subsequently determined to not be probable of being achieved, we will not recognize any compensation expense for performance awards, and will reverse any previously recognized expense on such awards.
8.    Deferred Revenue
Deferred revenue consisted of the following:

	December 31,
	2018	2017
Current:
Domains	$686.3	$638.5
Hosting and presence	483.3	444.7
Business applications	224.1	181.6
	$1,393.7	$1,264.8
Noncurrent:
Domains	$365.8	$341.3
Hosting and presence	180.6	183.2
Business applications	77.4	72.3
	$623.8	$596.8
The increase in the deferred revenue balance is primarily driven by payments received in advance of satisfying our performance obligations, offset by $1,339.8 million of revenue recognized during 2018 that was included in the deferred revenue balance as of December 31, 2017. The deferred revenue balance as of December 31, 2018 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied.

Deferred revenue as of December 31, 2018 is expected to be recognized as revenue as follows:

	2019	2020	2021	2022	2023	Thereafter	Total
Domains	$686.3	$188.9	$76.3	$42.8	$23.7	$34.1	$1,052.1
Hosting and presence	483.3	125.3	31.7	13.2	5.6	4.8	663.9
Business applications	224.1	53.9	15.8	4.6	1.7	1.4	301.5
	$1,393.7	$368.1	$123.8	$60.6	$31.0	$40.3	$2,017.5
9.    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2018	2017
Derivative liabilities	$120.5	$206.4
Accrued payroll and employee benefits	105.9	92.3
Accrued acquisition-related expenses and acquisition consideration payable	74.4	32.9
Tax-related accruals	38.4	54.7
Tax and bonus accruals related to sale of discontinued operations	—	28.1
Accrued marketing and advertising expenses	19.4	10.3
Accrued other	55.7	44.9
	$414.3	$469.6
10.    Long-Term Debt
Long-term debt consisted of the following:

	December 31,
	2018	2017
Term loans (effective interest rate of 4.6% at December 31, 2018 and 4.1% at December 31, 2017)	$2,457.3	$2,482.3
Revolver	—	—
Total	2,457.3	2,482.3
Less: unamortized original issue discount on long-term debt(1)	(27.9)	(33.0)
Less: unamortized debt issuance costs(1)	(18.6)	(21.8)
Less: current portion of long-term debt	(16.6)	(16.7)
	$2,394.2	$2,410.8

(1)	Original issue discount and debt issuance costs are amortized to interest expense over the life of the related debt instruments using the effective interest method.
Credit Facility
Our amended and restated secured credit agreement (the Credit Facility) included a $1,100.0 million original balance term loan maturing on May 13, 2021 and an available $150.0 million revolving credit loan maturing on May 13, 2019.
In February 2017, we refinanced the Credit Facility to provide for: (i) a $1,072.5 million seven-year term loan, (ii) a second $1,425.0 million term loan, which was issued on April 3, 2017 upon the completion of our acquisition of HEG, and (iii) a $150.0 million five-year revolving credit facility, which increased to $200.0 million upon the completion of our acquisition of HEG (the Revolver). See Note 3 for further information regarding our acquisition of HEG.

The refinanced term loan was issued at a 0.25% discount on the face of the note at original issue for net proceeds of $1,069.8 million. Pursuant to the terms of the amended credit agreement, we drew down the additional term loan upon completion of the HEG acquisition. The additional term loan was issued at a 0.25% discount at original issue for net proceeds of $1,421.4 million. The term loans mature on February 15, 2024. A portion of the additional term loan is hedged by an interest rate swap. See Note 11 for discussion of this hedging instrument and its impact on the interest rate associated with this loan.
The Revolver matures on February 15, 2022 and bears interest at a rate equal to, at our option, either (a) LIBOR plus a margin ranging from 2.00% to 2.50% per annum or (b) the higher of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0% plus a margin ranging from 1.00% to 1.50% per annum, with the margins determined based on our first lien net leverage ratio. The Revolver also contains a financial covenant requiring us to maintain a maximum net leverage ratio of 5.75:1.00 when our usage exceeds 35.0% of the maximum capacity. The net leverage ratio is calculated as the ratio of first lien secured debt less cash and cash equivalents to consolidated EBITDA (as defined in the Credit Facility).
In November 2017, we refinanced the Credit Facility such that borrowings under the term loans bear interest at a rate equal to, at our option, either (a) LIBOR plus 2.25% per annum or (b) 1.25% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%. In addition, the refinancing allows for an additional 0.25% reduction in the interest rate margins upon improvement in our corporate credit rating. The maturity dates were unchanged.
In evaluating the above refinancings, we compared the net present value cash flows of the previous instruments and the refinanced instruments to determine whether the terms of the new debt and original instruments were "substantially different" on a creditor-by-creditor basis. In each case, certain of the creditors in the loan syndication did not reinvest in the refinanced debt, and we accounted for their proportionate share of the unamortized original issue discount and deferred financing costs as an aggregate $2.0 million loss on debt extinguishment. As the cash flows for all of the continuing creditors varied by less than 10% between the old and new instruments, we concluded that debt modification accounting was appropriate and aggregate fees paid to the lenders of $3.7 million were recorded as additional discount. In addition, $3.3 million in aggregate fees paid to third parties were recorded as general and administrative expense in 2017.
In addition to paying interest on the outstanding principal under the term loans, we are required to pay a commitment fee of 0.25% per annum for any unutilized commitments under the Revolver.
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
At December 31, 2018, we had $200.0 million available for borrowing under the Revolver and were not in violation of any covenants of the Credit Facility.
The estimated fair value of the Term Loans was $2,343.6 million at December 31, 2018 based on observable market prices for these loans, which are traded in a less active market and therefore classified as a Level 2 fair value measurement.

Bridge Financing
On April 3, 2017, we entered into a bridge credit agreement pursuant to which we borrowed an aggregate principal amount of €500 million (approximately $533.0 million on the date of issuance) in connection with the HEG acquisition. Following the sale of PlusServer on August 31, 2017, as further discussed in Note 4, we prepaid this loan in its entirety and the underlying credit agreement was canceled. We recognized a $5.3 million loss on debt extinguishment, representing the remaining unamortized original issue discount and debt issuance costs on this loan. As this loan was contractually required to be repaid with any proceeds received from the sale of PlusServer, interest expense attributable to the loan of $12.4 million in 2017 was recorded within discontinued operations.
Future Debt Maturities
Aggregate principal payments, exclusive of any unamortized original issue discount and debt issuance costs, due on long-term debt as of December 31, 2018 are as follows:

Year Ending December 31:
2019	$25.0
2020	25.0
2021	25.0
2022	25.0
2023	25.0
2024	2,332.3
$2,457.3
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
The following table summarizes our outstanding derivative instruments, all of which are designated as cash flow hedges, on a gross basis:

	Notional Amount		Fair Value of Derivative Assets(2)		Fair Value of Derivative Liabilities(2)
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Derivative Instrument:
Level 2:
Foreign exchange forward contracts	$—	$241.3	$—	$—	$—	$4.4
Cross-currency swap(1)	1,397.8	1,478.3	—	—	119.1	182.9
Interest rate swap	1,302.3	1,315.5	—	—	1.4	19.1
Total hedges	$2,700.1	$3,035.1	$—	$—	$120.5	$206.4

(1)
The notional values of the cross-currency swap have been translated from Euros to U.S. dollars at the foreign currency rates in effect at December 31, 2018 and 2017 of approximately 1.14 and 1.20, respectively.

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

The following table summarizes the effect of our designated cash flow hedging derivative instruments on AOCI:

	Unrealized Gains (Losses) Recognized in Other Comprehensive Income
	Year Ended December 31,
	2018	2017	2016
Derivative Instrument:
Foreign exchange forward contracts(1)	$8.9	$(9.3)	$(0.4)
Cross-currency swap	(3.5)	(20.1)	—
Interest rate swap	17.7	(19.1)	—
Total hedges	$23.1	$(48.5)	$(0.4)

(1)	Amounts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.
The following table summarizes the locations and amounts of gains (losses) recognized within earnings related to our cash flow hedging relationships:

	Year Ended December 31,
	2018			2017			2016
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Foreign Exchange Forward Contracts:
Reclassified from AOCI into income	$(2.1)	$—	$—	$0.8	$—	$—	$1.8	$—	$—
Cross-Currency Swap:
Reclassified from AOCI into income (1)	—	28.3	65.9	—	21.6	(163.8)	—	—	—
Interest Rate Swap:
Reclassified from AOCI into income	—	(6.5)	—	—	(12.8)	—	—	—	—
Total hedges	$(2.1)	$21.8	$65.9	$0.8	$8.8	$(163.8)	$1.8	$—	$—

(1)
The amount reflected in other income (expense), net includes $(67.3) million, $162.8 million and $0 reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by the cross-currency swap during 2018, 2017 and 2016, respectively.

As of December 31, 2018, we estimate that approximately $29.6 million of net deferred gains related to our cash flow hedges will be recognized in earnings over the next 12 months. No amounts were excluded from our effectiveness testing during any of the periods presented.
Risk Management Strategies
Foreign Exchange Forward Contracts
From time-to-time, we may enter into foreign exchange forward contracts with financial institutions to hedge certain forecasted sales transactions denominated in foreign currency. We designate these forward contracts as cash flow hedges, which are recognized as either assets or liabilities at fair value. We had no forward contracts outstanding at December 31, 2018.

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
Interest Rate Swap Contract
In April 2017, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement (the Interest Rate Swap) to effectively convert a portion of the variable-rate debt to fixed. The Interest Rate Swap, which matures on April 3, 2022, had an amortizing notional amount of $1,325.4 million at inception and swaps the variable interest rate on our LIBOR-based borrowings for a fixed rate of 5.44%. The objective of the Interest Rate Swap, which is designated as a cash flow hedge and recognized as an asset or liability at fair value, is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged. The unrealized gains and losses on the contract are included in gain (loss) on swaps and foreign currency hedging, net within AOCI, and will be recognized in earnings within or against interest expense when the hedged interest payment is accrued each month.
12.    Commitments and Contingencies
Lease Financing Obligation
In 2013, we entered into an 11-year lease agreement for new office space in Tempe, Arizona under which we occupied the total available space commencing in September 2014. As a result of our involvement during the construction period, we were considered to be the owner of the construction project for accounting purposes. Upon completion of construction in September 2014, we did not meet the sale-leaseback criteria for derecognition of the building assets and liabilities. We capitalized $18.1 million of building construction costs incurred by the lessor, which are being depreciated over an estimated useful life of 40 years. As of December 31, 2018, the lease financing obligation totaled $19.4 million, which is primarily recorded in other long-term liabilities.
Future minimum payments under this lease as of December 31, 2018 are as follows:

Year Ending December 31:
2019	$3.2
2020	3.5
2021	3.6
2022	3.6
2023	3.6
Thereafter	4.8
$22.3

Operating Leases
We lease office and data center space (including commitments for specified levels of power) under non-cancelable operating leases expiring at various dates through November 2036. Total rent expense was $44.1 million, $38.3 million and $43.3 million during 2018, 2017 and 2016, respectively.
Future minimum lease obligations under non-cancelable operating leases at December 31, 2018 are as follows:

Year Ending December 31:
2019	$41.2
2020	30.2
2021	25.3
2022	22.4
2023	20.7
Thereafter	101.0
Total minimum payments(1)	$240.8

(1)	Total minimum lease obligations includes $81.1 million related to leases expected to commence in 2019.
Service Agreements
We have entered into long-term agreements with certain vendors to provide for software and equipment maintenance, specified levels of bandwidth and other services. Under these arrangements, we are required to make periodic payments. Future minimum obligations under these non-cancelable agreements with initial terms in excess of one year at December 31, 2018 are as follows:

Year Ending December 31:
2019	$33.8
2020	16.1
2021	24.3
2022	35.6
2023	13.1
Thereafter	—
Total minimum payments	$122.9
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

Indemnifications
In the normal course of business, we have made indemnities under which we may be required to make payments in relation to certain transactions, including to our directors and officers to the maximum extent permitted under applicable state laws and indemnifications related to certain lease agreements. In addition, certain advertiser and reseller partner agreements contain indemnification provisions, which are generally consistent with those prevalent in the industry. We have not incurred material obligations under indemnification provisions historically, and do not expect to incur material obligations in the future. Accordingly, we have not recorded any liabilities related to such indemnities as of December 31, 2018 and 2017.
We include service level commitments to our customers guaranteeing certain levels of uptime reliability and performance for our hosting and premium DNS products. These guarantees permit those customers to receive credits in the event we fail to meet those levels, with exceptions for certain service interruptions including but not limited to periodic maintenance. We have not incurred any material costs as a result of such commitments during any of the periods presented, and have not recorded any liabilities related to such obligations as of December 31, 2018 and 2017.
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
As of December 31, 2018 and 2017, our accrual for estimated indirect tax liabilities was $11.6 million and $18.8 million, respectively, reflecting our best estimate of the probable liability based on an analysis of our business activities, revenues subject to indirect taxes and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation or settlements could be materially different than the amounts established for indirect tax contingencies.
13.     Defined Contribution Plan
We maintain defined contribution 401(k) plans covering eligible U.S. employees, who may contribute up to 100% of their compensation, subject to limitations established by the Internal Revenue Code. We match employee contributions on a discretionary basis. Expense for our matching contributions was $13.5 million, $9.9 million and $8.5 million during 2018, 2017 and 2016, respectively.
We maintain defined contribution benefit plans covering eligible foreign employees. Expense related to such plans was not material in any period presented.
14.    Income Taxes
Overview
We are subject to U.S. federal, state and foreign income taxes with respect to our allocable share of any taxable income or loss of Desert Newco, as well as any stand-alone income or loss we generate. Desert Newco is treated as a partnership for U.S. income tax purposes and for most applicable state and local income tax purposes and generally does not pay income taxes on its taxable income in most jurisdictions. Instead, Desert Newco's taxable income or loss is passed through to its members, including us. Despite its partnership treatment, Desert Newco is liable for income taxes in certain foreign jurisdictions in which it operates, in those states not recognizing its pass-through status and for certain of its subsidiaries not taxed as pass-through entities. We have acquired the outstanding stock of various domestic and foreign entities taxed as corporations, which are now wholly-owned by us or our subsidiaries. Where required or allowed, these subsidiaries also file and pay tax as a consolidated group for U.S. federal and state income tax purposes and internationally, primarily within the U.K. and Germany. We anticipate this structure to remain in existence for the foreseeable future.

Tax Cuts and Jobs Act of 2017
In December 2017, the Tax Cuts and Jobs Act of 2017 (the TCJA) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. federal corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings.
As of December 31, 2017, we recorded provisional amounts for certain enactment-date effects by applying the guidance in SAB 118 because we had not yet completed our accounting for the effects of the TCJA. In 2017, we recorded a tax benefit of $7.9 million related to adjusting DTAs and DTLs for the rate decrease. This net benefit results from a $363.1 million reduction in deferred tax expense, which was primarily offset by a $371.0 million increase in the associated valuation allowance as we concluded, based primarily on our limited operating history and our historical losses, that the majority of our U.S. DTAs will more-likely-than-not not be realized. We did not record an adjustment for the one-time transition tax due to an accumulated deficit in the earnings of our controlled foreign corporations as of the measurement date. During 2018, we completed our accounting for the enactment-date effects of the TCJA and recognized no adjustments to the provisional amounts recorded in 2017.
In January 2018, the FASB released guidance on the accounting for the global intangible low-taxed income (GILTI) provisions of the TCJA. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. We have elected to treat taxes on GILTI inclusions as period costs. For 2018, we did not record any amounts related to GILTI.
Benefit (Provision) for Income Taxes
Our tax benefit (provision) includes U.S. federal, state and foreign income taxes. The domestic and foreign components of our income (loss) from continuing operations before income taxes were as follows:

	Year Ended December 31,
	2018	2017	2016
U.S.	$138.9	$180.6	$(28.5)
Foreign	(65.9)	(73.8)	7.0
Income (loss) from continuing operations before income taxes	$73.0	$106.8	$(21.5)
Our benefit (provision) for income taxes was as follows:

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$(1.3)	$(1.4)	$(0.3)
State	(0.7)	(0.6)	(0.3)
Foreign	(10.3)	(9.5)	(3.5)
	(12.3)	(11.5)	(4.1)
Deferred:
Federal	1.4	9.6	3.1
State	1.0	0.8	0.3
Foreign	18.9	20.0	0.3
	21.3	30.4	3.7
Benefit (provision) for income taxes	$9.0	$18.9	$(0.4)

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate was as follows:

	Year Ended December 31,
	2018	2017	2016
Expected benefit (provision) at U.S. federal statutory tax rate	$(15.3)	$(37.4)	$7.5
Effect of TCJA rate reduction, net of the effect on valuation allowances	—	7.9	—
Effect of Investment in Desert Newco	13.1	27.4	(0.1)
TRA liability adjustment	0.3	24.3	(3.8)
Foreign earnings	3.1	(15.3)	(0.9)
State taxes, net of federal benefit	2.1	(3.1)	0.1
Income of non-controlling interests	0.9	0.9	(1.8)
Other	—	(0.4)	0.1
Effect of changes in valuation allowances, excluding effect of TCJA rate reduction	4.8	14.6	(1.5)
Benefit (provision) for income taxes	$9.0	$18.9	$(0.4)
Our effective tax rate for 2018 is driven by changes in the valuation allowance based on current year earnings and the impact of foreign earnings primarily related to our U.K. and German subsidiaries. In 2017, the increase in the impact of foreign earnings primarily results from our acquisition of HEG and the TRA liability adjustment primarily represents the non-deductible portion of the benefit resulting from the decrease in the liability under the TRAs due to the TCJA rate reduction.
Deferred Taxes
The components of our net (DTL) DTAs were as follows:

	December 31,
	2018	2017

		(as revised)
DTAs:
NOLs	$391.3	$247.8
Credits and incentives	3.1	3.0
Investment in Desert Newco(1)	942.5	507.3
Deferred interest	19.3	10.9
TRA liability	22.1	16.8
Unrealized losses	6.3	9.7
Other	6.5	4.4
Valuation allowance(1)	(1,372.8)	(788.5)
Total DTAs	18.3	11.4
DTLs:
Identified intangible assets	(133.8)	(155.8)
Total DTLs	(133.8)	(155.8)
Net DTLs	$(115.5)	$(144.4)

(1)
In 2018, we determined the Investment in Desert Newco DTA and associated valuation allowance for 2017 were understated by $77.4 million, with no change to total DTAs. We determined this was immaterial to the prior period, but have presented the balances as revised for comparability.

As a result of the pre-IPO organizational transactions, we acquired LLC Units and recognized a DTA for the difference between the financial reporting and tax basis of our investment in Desert Newco. During 2016, the DTAs associated with our investment increased $183.6 million due to exchanges of LLC Units and stock option exercises, and we also recorded additional DTAs of $36.7 million as a result of our portion of Desert Newco's losses. During 2017, the DTAs associated with our investment increased $674.6 million due to exchanges of LLC Units and stock option exercises. During 2018, the DTAs associated with our investment increased $648.3 million due to exchanges of LLC Units and stock option exercises, and we recorded additional DTAs of $125.3 million as a result of our portion of Desert Newco's losses.
Based primarily on our limited operating history and our historical losses, we believe there is significant uncertainty as to when we will be able to utilize our NOLs, credit carryforwards and other DTAs. Therefore, we have recorded a valuation allowance against the DTAs for which we have concluded it is more-likely-than-not they will not be realized.
As of December 31, 2018, we have U.S. federal, state and foreign gross NOLs, credits and incentives, a portion of which will begin to expire in 2030, as follows:

	Gross NOLs, Credits and Incentives	Portion Subject to a Valuation Allowance
Federal NOLs and credits	$1,439.4	$1,438.9
State NOLs, credits and incentives	1,807.7	1,763.9
Foreign NOLs	31.9	30.3
Total NOLs, credits and incentives	$3,279.0	$3,233.1
Other
We have filed all income tax returns for years through 2017, other than for Germany. These returns are subject to examination by the taxing authorities in the respective jurisdictions, generally for three or four years after they were filed. Based on our analysis of tax positions taken on income tax returns filed, we have determined no material liabilities related to uncertain income tax positions were required. Although we believe the amounts reflected in our tax returns substantially comply with applicable U.S. federal, state and foreign tax regulations, the respective taxing authorities may take contrary positions based on their interpretation of the law. A tax position successfully changed by a taxing authority could result in an adjustment to our benefit for income taxes in the period in which a final determination is made.
As of December 31, 2018, we have provided income taxes on the earnings of foreign subsidiaries, except to the extent such earnings are considered indefinitely reinvested. We have determined the amount of unrecognized DTL related to these temporary differences to be immaterial.
15.    Payable to Related Parties Pursuant to the TRAs
In the pre-IPO organizational transactions, we received certain tax attributes, including the OBAs and NOL carryforwards, from certain of our pre-IPO owners. These OBAs entitle us to the depreciation and amortization previously allocable to such parties, which are allowed prior to the utilization of any NOL or tax credit carryforwards against income taxes. If these additional depreciation and amortization deductions are greater than our taxable income, the excess deductions allocated to us will increase the amount of our NOL carryforwards. Based on current projections of taxable income, and before deduction of any specially allocated depreciation and amortization, we anticipated having enough taxable income to utilize a portion of these specially allocated deductions related to the OBAs.
As of December 31, 2016, the liability under the TRAs was $202.6 million, representing approximately 85% of the calculated tax savings based on the portion of the OBAs we anticipate being able to utilize in future years.

During 2017, we decreased this liability through: (i) an $86.2 million benefit to our statements of operations resulting from the U.S. federal corporate tax rate reduction enacted in December 2017 as part of the TCJA, as discussed in Note 14, (ii) a $33.6 million benefit to our statements of operations resulting from the impact of an Internal Revenue Service approved filing election, (iii) a $12.2 million increase in additional paid-in capital resulting from an immaterial adjustment related to our accounting for this liability and (iv) a $3.4 million benefit to our statements of operations primarily resulting from our increased ownership of Desert Newco and changes in forecasted taxable income, which impacts our evaluation of the timing and utilization of the tax benefits, and in turn, future payments to be made, under the TRAs. These decreases were offset by an increase in this liability through an aggregate $85.8 million reduction in additional paid-in capital resulting from exchanges of LLC Units in the secondary offerings discussed in Note 6. As of December 31, 2017, the liability under the TRAs was $153.0 million.
During 2018, we increased this liability through a $36.2 million reduction of additional paid-in-capital resulting from exchanges of LLC Units in the secondary offerings discussed in Note 6, partially offset by a $14.9 million benefit to our statements of operations primarily resulting from changes in forecasted taxable income. As of December 31, 2018, the liability under the TRAs was $174.3 million.
The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact the liability under the TRAs. We have determined it is more-likely-than-not we will be unable to utilize all of our DTAs subject to TRAs; therefore, we have not recorded a liability under the TRAs related to the tax savings we may realize from the utilization of NOL carryforwards and the amortization related to basis adjustments created by exchanges of LLC Units. If utilization of these DTAs becomes more-likely-than-not in the future, at such time, we will record liabilities under the TRAs of up to an additional $1,101.5 million as a result of basis adjustments under the Internal Revenue Code and up to an additional $372.3 million related to the utilization of NOL and credit carryforwards, which will be recorded through charges to our statements of operations. However, if the tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRAs. In this scenario, the reduction of the liability under the TRAs would result in a benefit to our statements of operations.

16.    Income (Loss) Per Share
Basic income (loss) per share is computed by dividing net income (loss) attributable to GoDaddy Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive shares unless their effect is antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows:

	Year Ended December 31,
	2018	2017	2016
Numerator:
Income (loss) from continuing operations	$82.0	$125.7	$(21.9)
Income from discontinued operations, net of income taxes	—	14.1	—
Net income (loss)	82.0	139.8	(21.9)
Less: net income (loss) attributable to non-controlling interests	4.9	3.4	(5.4)
Net income (loss) attributable to GoDaddy Inc.	$77.1	$136.4	$(16.5)
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	155,234	108,779	79,835
Effect of dilutive securities:
Class B common stock	16,534	57,999	—
Stock options	7,123	8,791	—
RSUs and ESPP shares	2,462	1,485	—
Weighted-average shares of Class A Common stock outstanding—diluted	181,353	177,054	79,835
Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock—basic:
Continuing operations	$0.50	$1.17	$(0.21)
Discontinued operations	—	0.08	—
Net income (loss) attributable to GoDaddy Inc.	$0.50	$1.25	$(0.21)
Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock—diluted:(1)
Continuing operations	$0.45	$0.71	$(0.21)
Discontinued operations	—	0.08	—
Net income (loss) attributable to GoDaddy Inc.	$0.45	$0.79	$(0.21)

(1)	The dilutive income per share calculations exclude the net income (loss) attributable to non-controlling interests.
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted income (loss) per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Year Ended December 31,
	2018	2017	2016
Class B common stock	—	—	82,068
Stock options	742	1,642	16,295
RSUs and ESPP shares	240	58	390
	982	1,700	98,753

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

	December 31,
	2018	2017
Class A common stock	168,549	132,993
Class B common stock	6,254	35,006
	174,803	167,999
17.    Geographic Information
Revenue by geography is based on the customer's billing address, and was as follows:

	Year Ended December 31,
	2018	2017	2016
U.S.	$1,723.9	$1,504.5	$1,350.1
International	936.2	727.4	497.8
	$2,660.1	$2,231.9	$1,847.9
No individual international country represented more than 10% of total revenue in any period presented.
Property and equipment, net by geography was as follows:

	Year Ended December 31,
	2018	2017
U.S.	231.0	221.2
France	28.7	31.6
International	39.3	45.1
	$299.0	$297.9
Other than France, no individual international country represented more than 10% of property and equipment, net in any period presented.
18.    Related Party Transactions
Tax Distributions to Desert Newco's Owners
Desert Newco is subject to an operating agreement containing numerous provisions related to allocations of income and loss, as well as timing and amounts of distributions to its owners. This agreement also includes a provision requiring cash distributions enabling its owners to pay their taxes on income passing through from Desert Newco. In addition, under the tax rules, Desert Newco is required to allocate taxable income disproportionately to its unit holders. Because tax distributions are determined based on the holder of LLC Units who is allocated the largest amount of cumulative taxable income for the current year on a per unit basis, but are made pro rata based on ownership, Desert Newco may be required to make tax distributions that, in the aggregate, will likely exceed the amount of taxes it would have otherwise paid.
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
No tax distributions were paid in 2018 and an accrual for tax distributions was not required at December 31, 2018.

Other
As of December 31, 2018 and 2017, affiliates of KKR held $10.4 million and $15.4 million, respectively, of the outstanding principal balance of our term loans as participating lenders. No material amounts were paid to KKR during any of the periods presented.
In the ordinary course of business, we purchase and lease computer equipment, technology licensing and software maintenance and support from affiliates of Dell Inc. of which SLP and its affiliates have a significant ownership interest. During 2018, 2017 and 2016, we paid $15.5 million, $15.2 million and $15.4 million, respectively, to Dell Inc.
19.     Accumulated Other Comprehensive Income (Loss)
The following table presents AOCI activity in equity:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Total Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2016	$(0.3)	$3.0	$2.7
Other comprehensive income (loss) before reclassifications	(39.6)	(202.7)	(242.3)
Amounts reclassified from AOCI	(46.9)	154.2	107.3
Other comprehensive income (loss) - 2017	(86.5)	(48.5)	(135.0)
Less: AOCI attributable to non-controlling interests	(23.4)	(23.2)	(46.6)
Balance as of December 31, 2017	(63.4)	(22.3)	(85.7)
Other comprehensive income (loss) before reclassifications	(5.5)	(62.5)	(68.0)
Amounts reclassified from AOCI	—	85.6	85.6
Other comprehensive income (loss) - 2018	(5.5)	23.1	17.6
Less: AOCI attributable to non-controlling interests	0.3	3.7	4.0
Balance as of December 31, 2018	$(69.2)	$(2.9)	$(72.1)

(1)	Amounts shown for our foreign exchange forward contracts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.
The sale of discontinued operations in August 2017 resulted in the reclassification from AOCI of $46.9 million in cumulative foreign currency translation adjustments, which was reported in the gain on disposal within discontinued operations in 2017. The income tax impact associated with this reclassified amount was not material.
See Note 11 for the effect on net income (loss) of amounts reclassified from AOCI related to our cash flow hedging instruments. The income tax impact associated with these reclassified amounts was not material in any period presented.

20.     Selected Quarterly Financial Data (Unaudited)
The following table contains selected unaudited consolidated statements of operations information for each quarter of 2018 and 2017. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	Dec. 31, 2018	Sept. 30, 2018	Jun. 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	Jun. 30, 2017	Mar. 31, 2017
Total revenue	$695.8	$679.5	$651.6	$633.2	$602.2	$582.2	$557.8	$489.7
Operating income	41.8	37.5	43.5	26.8	23.0	32.1	6.1	5.7
Income (loss) from continuing operations	43.5	14.1	20.2	4.2	98.3	7.1	23.4	(3.1)
Net income (loss)	43.5	14.1	20.2	4.2	94.8	30.0	18.1	(3.1)
Net income attributable to GoDaddy Inc.	42.5	13.2	18.1	3.3	92.6	22.4	20.8	0.6
Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock—basic:
Continuing operations	$0.25	$0.08	$0.12	$0.02	$0.74	$0.05	$0.25	$0.01
Discontinued operations	—	—	—	—	(0.02)	0.15	(0.05)	—
Net income attributable to GoDaddy, Inc.	$0.25	$0.08	$0.12	$0.02	$0.72	$0.20	$0.20	$0.01
Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock—diluted:
Continuing operations	$0.24	$0.08	$0.11	$0.02	$0.56	$0.04	$0.13	$0.01
Discontinued operations	—	—	—	—	(0.02)	0.13	(0.03)	—
Net income attributable to GoDaddy, Inc.	$0.24	$0.08	$0.11	$0.02	$0.54	$0.17	$0.10	$0.01

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
Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2018 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on our assessment under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of GoDaddy Inc.
Opinion on Internal Control over Financial Reporting
We have audited GoDaddy Inc.'s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, GoDaddy Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated February 21, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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
February 21, 2019

Item 9B. Other Information
None.
Part III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be included in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2018 (the 2019 Proxy Statement) and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2019 Proxy Statement and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this item will be included in the 2019 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in the 2019 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in the 2019 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be included in the 2019 Proxy Statement and is incorporated herein by reference.
Part IV.
Item 15. Exhibits, Financial Statement Schedules
We have filed the following documents as part of this Annual Report on Form 10-K:
Consolidated Financial Statements
Our consolidated financial statements are listed in the "Index to Consolidated Financial Statements" under Item 8 "Financial Statements and Supplementary Data."
Financial Statement Schedules
All other schedules have been omitted because they are either not required, not applicable or the required information is otherwise included.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Reorganization Agreement dated as of March 31, 2015, by and among GoDaddy Inc., Desert Newco, LLC and the other parties named therein	8-K	001-36904	2.1	4/6/2015
2.2#	Agreement on the sale and purchase of all shares in Host Europe Holdings Limited and certain loan notes issued by Host Europe Finance Co. Limited, dated as of December 5, 2016, by and among Go Daddy Operating Company, LLC, Desert Newco, LLC, the Cinven Sellers identified on Schedule 1 thereto, the Minority Sellers identified in Schedule 2 thereto, the Management Sellers identified on Schedule 3 thereto, and Cinven Capital Management (V) GP Ltd, as the Sellers' Representative	8-K	001-36904	2.1	12/9/2016
2.3	Management Warranty Deed, dated as of December 5, 2016, by and among Patrick Pulvermüller and Tobias Mohr and Go Daddy Operating Company, LLC	8-K	001-36904	2.2	12/9/2016
2.4#	Share Purchase Agreement, dated July 15, 2017, by and between Host Europe GmbH and Blitz 17-568	8-K	001-36904	2.1	7/18/2017
3.1	Amended and Restated Certificate of Incorporation of GoDaddy Inc.	8-K	001-36904	3.1	4/6/2015
3.2	Amended and Restated Bylaws of GoDaddy Inc.	8-K	001-36904	3.2	4/6/2015
4.1	Specimen common stock certificate of GoDaddy Inc.	S-1/A	333-196615	4.1	3/19/2015
4.2	Amended and Restated Registration Rights Agreement, dated as of March 31, 2015, by and among GoDaddy Inc., Desert Newco, LLC and the other parties named therein	8-K	001-36904	10.3	4/6/2015
4.3	Stockholder Agreement, dated as of March 31, 2015, by and among GoDaddy Inc., Desert Newco, LLC and the other parties named therein	8-K	001-36904	10.4	4/6/2015
4.4	Exchange Agreement, dated as of March 31, 2015, by and among GoDaddy Inc., Desert Newco, LLC and the other parties named therein	8-K	001-36904	10.2	4/6/2015
4.5+	GoDaddy Inc. 2015 Equity Incentive Plan, and form of agreements thereunder	S-8	333-203166	4.2	4/1/2015
4.6+	GoDaddy Inc. 2015 Employee Stock Purchase Plan, as amended on June 27, 2016, and form of agreements thereunder	10-Q	001-36904	4.1	11/2/2016
4.7+	Desert Newco, LLC 2011 Unit Incentive Plan, as amended, and form of agreements thereunder	S-8	333-203166	4.4	4/1/2015
4.8+	Bootstrap, Inc. 2008 Stock Plan, and form of agreements thereunder	S-1/A	333-196615	10.11	2/13/2015
4.9+	The Go Daddy Group, Inc. 2006 Equity Incentive Plan	S-1/A	333-196615	10.28	3/19/2015
10.1	Third Amended and Restated Limited Liability Company Agreement of Desert Newco, LLC, dated as of March 31, 2015, by and among GoDaddy Inc., Desert Newco, LLC and the other parties named therein	8-K	001-36904	10.1	4/6/2015
10.2	Tax Receivable Agreement (Exchanges) dated as of March 31, 2015, by and among GoDaddy Inc. and the persons named therein	8-K	001-36904	10.5	4/6/2015
10.3	Tax Receivable Agreement (KKR Co-Invest Reorganization) dated as of March 31, 2015, by and among GoDaddy Inc. and GDG Co-Invest Blocker L.P.	8-K	001-36904	10.6	4/6/2015
10.4	Tax Receivable Agreement (KKR Reorganization) dated as of March 31, 2015, by and among GoDaddy Inc. and KKR 2006 GDG Blocker L.P.	8-K	001-36904	10.7	4/6/2015
10.5	Tax Receivable Agreement (SLP Reorganization) dated as of March 31, 2015, by and among GoDaddy Inc. and SLP III Kingdom Feeder I, L.P.	8-K	001-36904	10.8	4/6/2015
10.6	Tax Receivable Agreement (TCV Reorganization) dated as of March 31, 2015, by and among GoDaddy Inc. and TCV VII (A) L.P.	8-K	001-36904	10.9	4/6/2015
10.7	Registrar Accreditation Agreement, dated July 14, 2013, by and between GoDaddy.com, LLC and Internet Corporation for Assigned Names and Numbers	S-1	333-196615	10.16	6/9/2014
10.8	.COM Registry-Registrar Agreement, dated July 5, 2012, by and between GoDaddy.com, LLC and VeriSign, Inc.	S-1	333-196615	10.17	6/9/2014
10.9	Amendment No. 5 to Credit Agreement, including as Annex A, the Second Amended and Restated Credit Agreement, dated as of February 15, 2017, by and among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, Inc., Barclays Bank PLC, Deutsche Bank Securities Inc., RBC Capital Markets, KKR Capital Markets LLC, J.P. Morgan Securities LLC, Morgan Stanley Senior Funding Inc., and Citigroup Global Markets, Inc. (the Fifth Amendment)	8-K	001-36904	10.1	2/16/2017
10.10	Amendment No. 1 to the Fifth Amendment, dated as of November 22, 2017	8-K	001-36904	10.1	11/22/2017
10.11	Technical Amendment to the Fifth Amendment	8-K	001-36904	10.1	5/26/2017
10.12	Form of Indemnification Agreement	S-1/A	333-196615	10.20	2/24/2015

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.13+	Executive Incentive Compensation Plan	S-1/A	333-196615	10.22	2/24/2015
10.14	Form of Indemnification Agreement between the Company and its directors and officers	S-1/A	333-196615	10.20	2/24/2015
10.15	Unit Purchase Agreement, dated as of May 4, 2017, by and among Desert Newco, LLC and the entities identified on Schedule A thereto	8-K	001-36904	10.1	5/10/2017
10.16+	Employment Agreement, dated August 21, 2017, by and among GoDaddy.com, LLC, Desert Newco, LLC and Scott Wagner	10-Q	001-36904	10.2	11/8/2017
10.17+	Employment Agreement, dated as of June 1, 2014, by and among GoDaddy.com, LLC, Desert Newco, LLC and Arne Josefsberg	S-1/A	333-196615	10.25	2/24/2015
10.18+	Employment Agreement, dated as of June 1, 2014, by and among GoDaddy.com, LLC, Desert Newco, LLC and James Carroll	10-Q	001-36904	10.1	8/4/2016
10.19+	Employment Agreement, dated as of August 1, 2016, by and among GoDaddy.com, LLC, Desert Newco, LLC and Ray E. Winborne	10-Q	001-36904	10.1	11/2/2016
10.20+	Employment Agreement, dated September 20, 2016, by and among GoDaddy.com, LLC, Desert Newco, LLC and Nima Kelly	10-Q	001-36904	10.1	5/8/2017
10.21+	Employment Agreement, effective July 17, 2012, by and among GoDaddy.com, LLC, Desert Newco, LLC and Steven Aldrich	10-Q	001-36904	10.3	5/9/2018
10.22+	Offer Letter, dated February 18, 2016, between GoDaddy Inc. and Brian Sharples	8-K	001-36904	10.1	3/10/2016
10.23+	Offer Letter, dated January 16, 2018, between GoDaddy Inc. and Mark Garrett	8-K	001-36904	10.1	2/2/2018
10.24+	Offer Letter, dated July 24, 2018, between GoDaddy Inc. and Caroline Donahue	8-K	001-36904	10.1	8/2/2018
10.25+	Offer Letter, dated July 24, 2018, between GoDaddy Inc. and Ryan Roslansky	8-K	001-36904	10.2	8/2/2018
21.1*	List of subsidiaries of GoDaddy Inc.
23.1*	Consent of independent registered public accounting firm
24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates management contract or compensatory plan or arrangement.
#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. GoDaddy Inc. agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request.
*	Filed herewith.
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

GODADDY INC.

Date:	February 21, 2019	/s/ Scott W. Wagner
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Scott W. Wagner	Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2019
Scott W. Wagner
/s/ Ray E. Winborne	Chief Financial Officer (Principal Financial Officer)	February 21, 2019
Ray E. Winborne
/s/ Rebecca Morrow	Chief Accounting Officer (Principal Accounting Officer)	February 21, 2019
Rebecca Morrow
/s/ Charles J. Robel	Chairman of the Board of Directors	February 21, 2019
Charles J. Robel
/s/ Herald Y. Chen	Director	February 21, 2019
Herald Y. Chen
/s/ Caroline F. Donahue	Director	February 21, 2019
Caroline F. Donahue
/s/ Mark Garrett	Director	February 21, 2019
Mark Garrett
/s/ Gregory K. Mondre	Director	February 21, 2019
Gregory K. Mondre
/s/ John I. Park	Director	February 21, 2019
John I. Park
/s/ Ryan Roslansky	Director	February 21, 2019
Ryan Roslansky
/s/ Brian H. Sharples	Director	February 21, 2019
Brian H. Sharples
/s/ Lee E. Wittlinger	Director	February 21, 2019
Lee E. Wittlinger