Form 10-Q
period 2019-03-31
GoDaddy Inc.
filed 2019-05-03
CIK 1609711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	GDDY	NYSE
As of April 26, 2019, there were 175,609,274 shares of GoDaddy Inc.'s Class A common stock, $0.001 par value per share, outstanding and 1,611,018 shares of GoDaddy Inc.'s Class B common stock, $0.001 par value per share, outstanding.

GoDaddy Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2019

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the sections titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors," contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, involving substantial risks and uncertainties. The words "believe," "may," "will," "potentially," "plan," "estimate," "continue," "anticipate," "intend," "project," "expect" and similar expressions conveying uncertainty of future events or outcomes are intended to identify forward-looking statements. These statements include, among other things, those regarding:

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

•	our ability to continue to efficiently acquire customers, maintain our high customer retention rates and maintain the level of our customers' lifetime spend;

•	our ability to provide high quality Customer Care;

•	the effects of increased competition in our markets and our ability to compete effectively;

•	our ability to grow internationally;

•	the impact of fluctuations in foreign currency exchange rates on our business and our ability to effectively manage the exposure to such fluctuations;

•	our ability to effectively manage our growth and associated investments, including our migration of the vast majority of our infrastructure to the public cloud;

•	our ability to integrate acquisitions, including our acquisition of Main Street Hub (MSH);

•	our ability to maintain our relationships with our partners;

•	adverse consequences of our substantial level of indebtedness and our ability to repay our debt;

•	our ability to maintain, protect and enhance our intellectual property;

•	our ability to maintain or improve our market share;

•	sufficiency of cash and cash equivalents to meet our needs for at least the next 12 months;

•	beliefs and objectives for future operations;

•	our ability to stay in compliance with laws and regulations currently applicable to, or which may become applicable to, our business both in the United States (U.S.) and internationally;

•	economic and industry trends or trend analysis;

•	our ability to attract and retain qualified employees and key personnel;

•	the amount and timing of any payments we make under tax receivable agreements (TRAs) or for tax distributions;

•	the future trading prices of our Class A common stock;

•	the amount and timing of any repurchases of our Class A common stock under our share repurchase program;
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

iii

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
GoDaddy Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except shares in thousands and per share amounts)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$1,090.3	$932.4
Short-term investments	18.7	18.9
Accounts and other receivables	35.4	26.4
Registry deposits	27.9	28.3
Prepaid domain name registry fees	378.0	363.2
Prepaid expenses and other current assets	61.5	58.1
Total current assets	1,611.8	1,427.3
Property and equipment, net	270.0	299.0
Operating lease assets	136.8	—
Prepaid domain name registry fees, net of current portion	188.5	183.6
Goodwill	2,948.3	2,948.0
Intangible assets, net	1,179.9	1,211.5
Other assets	15.3	14.0
Total assets	$6,350.6	$6,083.4
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$99.5	$61.6
Accrued expenses and other current liabilities	379.9	414.3
Deferred revenue	1,474.6	1,393.7
Long-term debt	16.5	16.6
Total current liabilities	1,970.5	1,886.2
Deferred revenue, net of current portion	648.1	623.8
Long-term debt, net of current portion	2,390.0	2,394.2
Operating lease liabilities, net of current portion	118.9	—
Payable to related parties pursuant to tax receivable agreements	175.3	174.3
Other long-term liabilities	11.3	63.2
Deferred tax liabilities	113.1	117.2
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value - 50,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value - 1,000,000 shares authorized; 175,115 and 168,549 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	0.2	0.2
Class B common stock, $0.001 par value - 500,000 shares authorized; 1,653 and 6,254 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	815.5	699.8
Retained earnings	181.0	164.8
Accumulated other comprehensive loss	(86.3)	(72.1)
Total stockholders' equity attributable to GoDaddy Inc.	910.4	792.7
Non-controlling interests	13.0	31.8
Total stockholders' equity	923.4	824.5
Total liabilities and stockholders' equity	$6,350.6	$6,083.4
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except share amounts in thousands and per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenue:
Domains	$319.6	$291.7
Hosting and presence	268.9	239.8
Business applications	121.5	101.7
Total revenue	710.0	633.2
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	236.4	215.3
Technology and development	124.0	102.0
Marketing and advertising	90.3	74.5
Customer care	90.3	80.4
General and administrative	93.0	76.4
Depreciation and amortization	57.2	57.8
Total costs and operating expenses	691.2	606.4
Operating income	18.8	26.8
Interest expense	(24.4)	(23.8)
Tax receivable agreements liability adjustment	8.7	(0.1)
Other income (expense), net	6.2	1.0
Income before income taxes	9.3	3.9
Benefit for income taxes	3.9	0.3
Net income	13.2	4.2
Less: net income attributable to non-controlling interests	0.3	0.9
Net income attributable to GoDaddy Inc.	$12.9	$3.3
Net income attributable to GoDaddy Inc. per share of Class A common stock:
Basic	$0.08	$0.02
Diluted	$0.07	$0.02
Weighted-average shares of Class A common stock outstanding:
Basic	171,001	137,841
Diluted	183,148	178,787
___________________________
(1) Costs and operating expenses include equity-based compensation expense as follows:
Technology and development	$20.0	$13.7
Marketing and advertising	4.3	2.9
Customer care	2.6	1.2
General and administrative	20.0	13.7
Total equity-based compensation expense	$46.9	$31.5

See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	Three Months Ended March 31,
	2019	2018
Net income	$13.2	$4.2
Foreign exchange forward contracts gain (loss), net	0.8	(0.7)
Unrealized swap gain (loss), net	(1.0)	3.0
Change in foreign currency translation adjustment	27.8	5.6
Comprehensive income	40.8	12.1
Less: comprehensive income attributable to non-controlling interests	1.0	3.5
Comprehensive income attributable to GoDaddy Inc.	$39.8	$8.6
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statement of Stockholders' Equity (unaudited)
(In millions, except share amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	168,549	$0.2	6,254	$—	$699.8	$164.8	$(72.1)	$31.8	$824.5
Impact of adoption of lease accounting standard	—	—	—	—	—	3.3	—	—	3.3
Net income	—	—	—	—	—	12.9	—	0.3	13.2
Equity-based compensation expense	—	—	—	—	46.9	—	—	—	46.9
Sales of Class A common stock, net of issuance costs	8	—	—	—	—	—	—	—	—
Stock option exercises	894	—	—	—	18.3	—	—	(0.7)	17.6
Exchanges of LLC Units	4,601	—	(4,601)	—	8.5	—	(2.6)	(5.9)	—
Liability pursuant to the tax receivable agreements resulting from exchanges of LLC Units	—	—	—	—	(9.7)	—	—	—	(9.7)
Gain (loss) on swaps and foreign currency hedging, net	—	—	—	—	—	—	(0.2)	—	(0.2)
Change in foreign currency translation adjustment	—	—	—	—	—	—	27.8	—	27.8
Accumulated other comprehensive income attributable to non-controlling interests	—	—	—	—	—	—	(0.7)	0.7	—
Vesting of restricted stock units	1,063	—	—	—	—	—	—	—	—
Adjustment to prior period allocations of non-controlling interests	—	—	—	—	51.7	—	(38.5)	(13.2)	—
Balance at March 31, 2019	175,115	$0.2	1,653	$—	$815.5	$181.0	$(86.3)	$13.0	$923.4

GoDaddy Inc.
Condensed Consolidated Statement of Stockholders' Equity (unaudited)
(In millions, except share amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	132,993	$0.1	35,006	$—	$484.4	$87.7	$(85.7)	$60.0	$546.5
Net income	—	—	—	—	—	3.3	—	0.9	4.2
Equity-based compensation expense	—	—	—	—	31.5	—	—	—	31.5
Stock option exercises	1,632	—	—	—	24.4	—	—	(3.7)	20.7
Exchanges of LLC Units	12,925	—	(12,925)	—	11.8	—	—	(11.8)	—
Liability pursuant to the tax receivable agreements resulting from exchanges of LLC Units	—	—	—	—	(14.5)	—	—	—	(14.5)
Gain (loss) on swaps and foreign currency hedging, net	—	—	—	—	—	—	2.3	—	2.3
Change in foreign currency translation adjustment	—	—	—	—	—	—	5.6	—	5.6
Accumulated other comprehensive income attributable to non-controlling interests	—	—	—	—	—	—	(2.6)	2.6	—
Vesting of restricted stock units	809	—	—	—	—	—	—	—	—
Balance at March 31, 2018	148,359	$0.1	22,081	$—	$537.6	$91.0	$(80.4)	$48.0	$596.3
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net income	$13.2	$4.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57.2	57.8
Equity-based compensation	46.9	31.5
Tax receivable agreements liability adjustment	(8.7)	0.1
Other	4.2	1.8
Changes in operating assets and liabilities, net of amounts acquired:
Registry deposits	0.4	(6.4)
Prepaid domain name registry fees	(20.2)	(17.4)
Deferred revenue	105.2	103.1
Other operating assets and liabilities	1.5	(26.3)
Net cash provided by operating activities	199.7	148.4
Investing activities
Purchases of short-term investments	(17.9)	(6.9)
Maturities of short-term investments	18.3	0.4
Business acquisitions, net of cash acquired	—	(6.6)
Purchases of property and equipment	(29.4)	(16.1)
Other investing activities	—	(4.3)
Net cash used in investing activities	(29.0)	(33.5)
Financing activities
Proceeds received from:
Stock option exercises	17.6	20.7
Payments made for:
Repayment of term loans	(6.2)	(6.2)
Contingent consideration for business acquisitions	(22.2)	—
Leases and other financing obligations	(1.1)	(2.6)
Net cash provided by (used in) financing activities	(11.9)	11.9
Effect of exchange rate changes on cash and cash equivalents	(0.9)	1.2
Net increase in cash and cash equivalents	157.9	128.0
Cash and cash equivalents, beginning of period	932.4	582.7
Cash and cash equivalents, end of period	$1,090.3	$710.7

Supplemental cash flow information:
Cash paid during the period for:
Interest on long-term debt, net of swap benefit	$21.4	$20.5
Income taxes, net of refunds received	$3.6	$5.3
Supplemental information for non-cash investing and financing activities:
Acquisition date fair value of contingent consideration	$—	$2.2
Accrued capital expenditures at period end	$7.9	$10.5

See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts in thousands and per share amounts)
1.    Organization and Background
Organization
We are the sole managing member of Desert Newco, and as a result, we consolidate its financial results and report non-controlling interests representing the economic interests held by its other members. Non-controlling interests exclude any net income attributable directly to GoDaddy Inc. We owned approximately 99% of Desert Newco's limited liability company units (LLC Units) as of March 31, 2019.
Basis of Presentation
Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP), and include our accounts and the accounts of our subsidiaries. All material intercompany accounts and transactions have been eliminated.
Our interim financial statements are unaudited, and in our opinion, include all adjustments of a normal recurring nature necessary for the fair presentation of the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for any subsequent period or for the year ending December 31, 2019.
These financial statements should be read in conjunction with our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the 2018 Form 10-K).
Prior Period Reclassifications
Reclassifications of certain immaterial prior period amounts have been made to conform to the current period presentation.

Use of Estimates
GAAP requires us to make estimates and assumptions affecting amounts reported in our financial statements. We periodically evaluate our estimates and adjust prospectively, if necessary. We believe our estimates and assumptions are reasonable; however, actual results may differ.
Segment
As of March 31, 2019, our chief operating decision maker function was comprised of our Chief Executive Officer who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance for the entire company. Accordingly, we have a single operating and reportable segment.
2.    Summary of Significant Accounting Policies
Revenue Recognition
See Note 6 for information regarding our deferred revenue. See Note 15 for our revenue disaggregated by geography.
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
Fees paid to various registries at the inception of a domain registration or renewal represent costs to fulfill a contract. We capitalize and amortize these prepaid domain name registry fees to cost of revenue consistent with the pattern of transfer of the service to which the asset relates. During the three months ended March 31, 2019 and 2018, amortization expense of such asset was $150.6 million and $145.3 million, respectively.
No other material contract costs were capitalized during any of the periods presented.
Leases
Adoption of New Standard on Leases
On January 1, 2019, we adopted the Financial Accounting Standards Board's (FASB) new lease accounting standard using a modified retrospective transition and recorded a $3.3 million cumulative-effect adjustment to beginning retained earnings (the effective date method). Under the effective date method, comparative period financial information is not adjusted. The new standard requires lessees to recognize a right-of-use (ROU) asset and lease liability on the balance sheet for operating leases while the accounting for finance leases is substantially unchanged. We recognized $111.3 million and $108.0 million of additional assets and liabilities, respectively, upon adoption of the new standard. The impact to deferred taxes was immaterial.
The increases to assets and liabilities resulting from the recognition of ROU assets and operating lease liabilities included the derecognition of existing assets and liabilities related to leases. The most significant impact resulted from the derecognition of our lease financing obligation and related building asset. At adoption, we were required to reassess whether the failed sale-leaseback transaction that resulted in the recognition of a lease financing obligation and related building asset would have met the sale criteria under the new standard. We concluded that the sale criteria would have been met and recognized a $3.3 million adjustment to beginning retained earnings as a result of the derecognition of the lease financing obligation and related building asset. The previously recognized lease financing obligation is now classified as an operating lease and was included in the initial measurement of the ROU assets and operating lease liabilities.
We have adopted the package of practical expedients allowing us to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. Adoption of this standard did not have a material impact to our statements of operations or cash flows.

We determine whether a contract contains a lease at contract inception. We have lease agreements with lease and non-lease components and have elected the practical expedient to account for such components as a single lease component. This election must be made by class of underlying asset and was elected for our leases of office and data center space. We initially recognize and measure contracts containing a lease and determine lease classification at commencement. ROU assets and operating lease liabilities are measured based on the estimated present value of lease payments over the lease term. In determining the present value of lease payments, we use our estimated incremental borrowing rate when the rate implicit in the lease cannot be readily determined. The estimated incremental borrowing rate is based upon information available at lease commencement including publicly available data for debt instruments. The lease term includes periods covered by options to extend when it is reasonably certain we will exercise such options as well as periods subsequent to an option to terminate the lease if it is reasonably certain we will not exercise the termination option. Operating lease costs are recognized on a straight-line basis over the lease term while finance leases result in a front-loaded expense pattern. Variable lease costs are recognized as incurred. On our balance sheets, assets and liabilities associated with operating leases are included within operating lease assets, accrued expenses and other current liabilities and operating lease liabilities. Assets and liabilities associated with finance leases are included in property and equipment, net, accrued expenses and other current liabilities and other long-term liabilities.
See Note 10 for additional information regarding leases.
Fair Value Measurements
The following tables set forth assets and liabilities measured at fair value on a recurring basis:

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Reverse repurchase agreements(1)	$—	$70.0	$—	$70.0
Commercial paper	—	105.2	—	105.2
Money market funds	341.0	—	—	341.0
Short-term investments:
Certificates of deposit and time deposits	0.7	—	—	0.7
Commercial paper	—	18.0	—	18.0
Derivative assets	—	1.7	—	1.7
Total assets measured and recorded at fair value	$341.7	$194.9	$—	$536.6
Liabilities:
Contingent consideration liabilities	$—	$—	$42.1	$42.1
Derivative liabilities	—	93.9	—	93.9
Total liabilities measured and recorded at fair value	$—	$93.9	$42.1	$136.0

(1)	Reverse repurchase agreements include a $70.0 million repurchase agreement with Morgan Stanley, callable with 31 days notice.

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Reverse repurchase agreements(1)	$—	$70.0	$—	$70.0
Commercial paper	—	71.4	—	71.4
Money market funds	338.6	—	—	338.6
Short-term investments:
Certificates of deposit and time deposits	1.0	—	—	1.0
Commercial paper	—	18.0	—	18.0
Total assets measured and recorded at fair value	$339.6	$159.4	$—	$499.0
Liabilities:
Contingent consideration liabilities	$—	$—	$67.9	$67.9
Derivative liabilities	—	120.5	—	120.5
Total liabilities measured and recorded at fair value	$—	$120.5	$67.9	$188.4

(1)	Reverse repurchase agreements include a $70.0 million repurchase agreement with Morgan Stanley, callable with 31 days notice.
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

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$67.9	$20.7
Acquisition date fair value of contingent consideration	—	2.2
Adjustments to fair value recognized in earnings	0.8	1.1
Contingent consideration payments	(26.6)	—
Impact of foreign currency translation and other	—	0.2
Balance at end of period	$42.1	$24.2

We have no other material assets or liabilities measured at fair value on a recurring basis.
Recent Accounting Pronouncements
In June 2016, the FASB issued new guidance for the accounting for credit losses on instruments that will require entities to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial instruments measured at amortized cost and also applies to some off-balance sheet credit exposures. The guidance is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. We plan to adopt this guidance on January 1, 2020 and are currently evaluating its expected impact.
In January 2017, the FASB issued new guidance simplifying the goodwill impairment test, eliminating the requirement for an entity to determine the fair value of its assets and liabilities (including unrecognized assets and liabilities) at the impairment testing date following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, an entity will be required to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will be required to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. Our adoption of this guidance on January 1, 2019 did not have a material impact.
In August 2018, the FASB issued new guidance to modify or eliminate certain fair value disclosures and require additional disclosures for Level 3 measurements. The guidance is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. We plan to adopt this guidance on January 1, 2020 and are currently evaluating its expected impact.
In August 2018, the FASB issued new guidance aligning the accounting for implementation costs incurred in cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the timing of our adoption and the expected impact of this new guidance.
3.    Goodwill and Intangible Assets
The following table summarizes changes in our goodwill balance:

Balance at December 31, 2018	$2,948.0
Impact of foreign currency translation	0.3
Balance at March 31, 2019	$2,948.3

Intangible assets, net are as follows:

	March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	151.8	n/a	151.8
Finite-lived intangible assets:
Customer-related	833.0	$(411.0)	422.0
Developed technology	145.0	(47.4)	97.6
Trade names	80.7	(17.2)	63.5
	$1,655.5	$(475.6)	$1,179.9

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	152.4	n/a	152.4
Finite-lived intangible assets:
Customer-related	850.5	$(407.5)	443.0
Developed technology	206.9	(103.1)	103.8
Trade names and other	92.9	(25.6)	67.3
	$1,747.7	$(536.2)	$1,211.5

Amortization expense was $30.8 million and $33.2 million for the three months ended March 31, 2019 and 2018, respectively. The weighted-average remaining amortization period for amortizable intangible assets was 74 months as of March 31, 2019.

Based on the balance of finite-lived intangible assets at March 31, 2019, expected future amortization expense is as follows:

Year Ending December 31:
2019 (remainder of)	$88.0
2020	109.2
2021	86.4
2022	84.8
2023	69.6
Thereafter	145.1
$583.1

4.    Stockholders' Equity
Secondary Offering
In February 2019, we completed an underwritten public offering in which KKR and SLP sold shares of our Class A common stock. We did not receive any proceeds from the shares sold by the selling stockholders. We used the net proceeds from the shares sold by us to pay expenses incurred in connection with the offering. The offering included the exchange of LLC Units (together with the corresponding shares of Class B common stock) for Class A common stock by the selling stockholders, which resulted in an increase in additional paid-in capital, with an offsetting reduction in non-controlling interests, and a material increase to the liability under the TRAs (see Note 13). Significant details for the offering are as follows:

Offering Date	Offering Price Per Share ($)	Shares Sold by GoDaddy (#)	Proceeds Received by GoDaddy ($)	Aggregate Shares Sold by Selling Stockholders (#)	LLC Units Exchanged by Selling Stockholders (#)	Increase in Additional Paid-in Capital ($)
February 2019(1)	75.40	8	0.6	8,539	4,278	5.7

(1)	Following the offering, KKR and SLP no longer own shares of GoDaddy's common stock.
Share Repurchase Program
In November 2018, our Board approved the repurchase of up to $500.0 million of our Class A common stock. We may purchase shares from time to time in open market purchases, block transactions and privately negotiated transactions, in accordance with applicable federal securities laws. The share repurchase program has no time limit, does not obligate us to make any repurchases and may be modified, suspended or terminated by us at any time without prior notice. The amount and timing of repurchases are subject to a variety of factors including liquidity, share price, market conditions and legal requirements, and will be funded by available cash and cash equivalents. As of March 31, 2019, no shares have been repurchased.
5.    Equity-Based Compensation Plans
As of December 31, 2018, 19,195 shares of Class A common stock were available for issuance as future awards under the 2015 Equity Incentive Plan (the 2015 Plan). On January 1, 2019, an additional 6,992 shares were reserved for issuance pursuant to the automatic increase provisions of the 2015 Plan. As of March 31, 2019, 23,236 shares were available for issuance as future awards under the 2015 Plan.
As of December 31, 2018, 3,082 shares of Class A common stock were available for issuance under the 2015 Employee Stock Purchase Plan (the ESPP). On January 1, 2019, an additional 1,000 shares were reserved for issuance pursuant to the ESPP. As of March 31, 2019, 4,082 shares were available for issuance under the ESPP.
We grant options at exercise prices equal to the fair market value of our Class A common stock on the grant date. We grant both options and restricted stock units (RSUs) vesting solely upon the continued service of the recipient as well as awards vesting upon the achievement of annual or cumulative financial-based targets. We recognize the grant date fair value of equity-

based awards as compensation expense over the required service period of each award, taking into account the probability of our achievement of associated performance targets.
The following table summarizes our option activity:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Grant- Date Fair Value ($)	Weighted- Average Exercise Price ($)
Outstanding at December 31, 2018	9,527		25.77
Granted	951	26.35	74.99
Exercised	(894)		19.62
Forfeited	(101)		44.27
Outstanding at March 31, 2019	9,483		31.09
Vested at March 31, 2019	5,916		18.81
The following table summarizes our RSU activity:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Grant- Date Fair Value ($)
Outstanding at December 31, 2018	5,356
Granted	2,216	74.49
Vested	(1,063)
Forfeited	(115)
Outstanding at March 31, 2019	6,394

At March 31, 2019, total unrecognized compensation expense related to non-vested stock options and RSUs was $47.7 million and $261.6 million, respectively, with expected remaining weighted-average recognition periods of 2.4 years and 2.7 years, respectively. We currently believe the performance targets related to the vesting of performance awards will be achieved. If such targets are not achieved, or are subsequently determined to not be probable of being achieved, we will not recognize any compensation expense for performance awards not expected to vest, and will reverse any previously recognized expense on such awards.
6.    Deferred Revenue
Deferred revenue consisted of the following:

	March 31, 2019	December 31, 2018
Current:
Domains	$723.0	$686.3
Hosting and presence	510.7	483.3
Business applications	240.9	224.1
	$1,474.6	$1,393.7
Noncurrent:
Domains	$382.8	$365.8
Hosting and presence	184.0	180.6
Business applications	81.3	77.4
	$648.1	$623.8

The increase in the deferred revenue balance is primarily driven by payments received in advance of satisfying our performance obligations, offset by $545.3 million of revenue recognized during the three months ended March 31, 2019 that was included in the deferred revenue balance as of December 31, 2018. The deferred revenue balance as of March 31, 2019 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied.
Deferred revenue as of March 31, 2019 is expected to be recognized as revenue as follows:

	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total

Domains	$622.1	$269.0	$95.2	$50.4	$29.6	$39.5	$1,105.8
Hosting and presence	445.7	170.6	47.6	17.0	7.9	5.9	694.7
Business applications	212.5	75.4	24.2	6.2	2.3	1.6	322.2
	$1,280.3	$515.0	$167.0	$73.6	$39.8	$47.0	$2,122.7

7.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2019	December 31, 2018
Derivative liabilities	$93.9	$120.5
Accrued payroll and employee benefits	83.5	105.9
Accrued acquisition-related expenses and acquisition consideration payable	61.4	74.4
Tax-related accruals	37.6	38.4
Current portion of operating lease liabilities	37.8	—
Accrued marketing and advertising expenses	22.3	19.4
Accrued other	43.4	55.7
	$379.9	$414.3

8.    Long-Term Debt
Long-term debt consisted of the following:

	March 31, 2019	December 31, 2018
Term Loans (effective interest rate of 5.0% at March 31, 2019 and 4.6% at December 31, 2018)	$2,451.1	$2,457.3
Revolver	—	—
Total	2,451.1	2,457.3
Less: unamortized original issue discount on long-term debt(1)	(26.9)	(27.9)
Less: unamortized debt issuance costs(1)	(17.7)	(18.6)
Less: current portion of long-term debt	(16.5)	(16.6)
	$2,390.0	$2,394.2

(1)	Original issue discount and debt issuance costs are amortized to interest expense over the life of the related debt instruments using the effective interest method.
Credit Facility
Our secured credit agreement (the Credit Facility) includes an aggregate of $2,497.5 million original balance term loans (the Term Loans) and a $200.0 million revolving credit facility (the Revolver).

The Term Loans mature on February 15, 2024 and bear interest at a rate equal to, at our option, either (a) LIBOR plus 2.00% per annum or (b) 1.25% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%. A portion of the Term Loans are hedged by an interest rate swap. See Note 9 for discussion of this hedging instrument and its impact on the interest rate associated with the Term Loans.
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
At March 31, 2019, we had $200.0 million available for borrowing under the Revolver and were not in violation of any covenants of the Credit Facility.
The estimated fair value of the Term Loans was $2,431.2 million at March 31, 2019 based on observable market prices for these loans, which are traded in a less active market and therefore classified as Level 2 fair value measurements.
Future Debt Maturities
Aggregate principal payments, exclusive of any unamortized original issue discount and debt issuance costs, due on long-term debt as of March 31, 2019 are as follows:

Year Ending December 31:
2019 (remainder of)	$18.8
2020	25.0
2021	25.0
2022	25.0
2023	25.0
Thereafter	2,332.3
$2,451.1

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
The following table summarizes our outstanding derivative instruments on a gross basis:

	Notional Amount		Fair Value of Derivative Assets(3)		Fair Value of Derivative Liabilities(3)
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Derivative Instrument:
Level 2:
Foreign exchange forward contracts(1)	$162.1	$—	$1.7	$—	$—	$—
Cross-currency swap(2)	1,366.8	1,397.8	—	—	82.9	119.1
Interest rate swap	1,298.9	1,302.3	—	—	11.0	1.4
	$2,827.8	$2,700.1	$1.7	$—	$93.9	$120.5

(1)	The notional amount includes $38.4 million of foreign exchange forward contracts not designated as cash flow hedges, the aggregate fair value of which was $0.4 million at March 31, 2019.

(2)
The notional values of the cross-currency swap have been translated from Euros to U.S. dollars at the foreign currency rates in effect at March 31, 2019 and December 31, 2018 of approximately 1.12 and 1.14, respectively.

(3)
In our balance sheets, all derivative assets are recorded within prepaid expenses and other current assets and all derivative liabilities are recorded within accrued expenses and other current liabilities.

The following table summarizes the effect of our designated cash flow hedging derivative instruments on accumulated other comprehensive income (loss) (AOCI):

	Unrealized Gains (Losses) Recognized in Other Comprehensive Income
	Three Months Ended
	March 31, 2019	March 31, 2018
Derivative Instrument:
Foreign exchange forward contracts(1)	$0.8	$(0.7)
Cross-currency swap	8.6	(17.8)
Interest rate swap	(9.6)	20.8
	$(0.2)	$2.3

(1)	Amounts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.
The following table summarizes the locations and amounts of gains (losses) recognized within earnings related to our derivative instruments:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Foreign Exchange Forward Contracts:
Reclassified from AOCI into income	$0.5	$—	$—	$(0.9)	$—	$—
Cross Currency Swap:
Reclassified from AOCI into income(1)	—	7.2	27.5	—	6.5	(42.0)
Interest Rate Swap:
Reclassified from AOCI into income	—	0.1	—	—	(2.9)	—
	$0.5	$7.3	$27.5	$(0.9)	$3.6	$(42.0)

(1)
The amount reflected in other income (expense), net includes $(27.7) million and $41.4 million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by the cross-currency swap for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, we estimate that approximately $32.2 million of net deferred gains related to our designated cash flow hedges will be recognized in earnings over the next 12 months. No amounts were excluded from our effectiveness testing during any of the periods presented.
Risk Management Strategies
Foreign Exchange Forward Contracts
From time-to-time, we may enter into foreign exchange forward contracts with financial institutions to hedge certain forecasted sales transactions denominated in foreign currency. We generally designate these forward contracts as cash flow hedges, which are recognized as either assets or liabilities at fair value. At March 31, 2019, all such contracts had maturities of nine months or less.
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
10.     Leases
Our operating leases primarily consist of office and data center space expiring at various dates through November 2036. Certain leases include options to renew or terminate at our discretion. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of March 31, 2019, operating leases have a remaining weighted average lease term of 5.9 years and our operating lease liabilities were measured using a weighted average discount rate of 6.7%. Finance leases are immaterial.
The components of operating lease costs were as follows:

Three Months Ended March 31, 2019
Operating lease costs	$12.7
Variable lease costs	2.5
Sublease income	(0.5)
Net lease costs	$14.7
Supplemental cash flow information related to operating leases was as follows:

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$13.0
ROU assets obtained in exchange for operating lease obligations	$16.7

Operating lease liabilities are included in our balance sheets as follows:

March 31, 2019
Accrued expenses and other current liabilities	$37.8
Operating lease liabilities, net of current portion	118.9
$156.7

As of March 31, 2019, we have $88.0 million of additional operating lease commitments commencing in future periods.

Maturities of operating lease liabilities as of March 31, 2019 were as follows:

2019 (remainder of)	$35.5
2020	34.6
2021	25.6
2022	22.8
2023	21.0
Thereafter	52.1
Total lease payments	$191.6
Less: imputed interest	(34.9)
$156.7

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
Indemnifications
In the normal course of business, we have made indemnities under which we may be required to make payments in relation to certain transactions, including to our directors and officers to the maximum extent permitted under applicable state laws and indemnifications related to certain lease agreements. In addition, certain advertiser and reseller partner agreements contain indemnification provisions, which are generally consistent with those prevalent in the industry. We have not incurred material obligations under indemnification provisions historically, and do not expect to incur material obligations in the future. Accordingly, we have not recorded any liabilities related to such indemnities as of March 31, 2019 and December 31, 2018.
We include service level commitments to our customers guaranteeing certain levels of uptime reliability and performance for our hosting and premium DNS products. These guarantees permit those customers to receive credits in the event we fail to meet those levels, with exceptions for certain service interruptions including but not limited to periodic maintenance. We have not incurred any material costs as a result of such commitments during any of the periods presented, and have not recorded any liabilities related to such obligations as of March 31, 2019 and December 31, 2018.
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

As of March 31, 2019 and December 31, 2018, our accrual for estimated indirect tax liabilities was $13.1 million and $11.6 million, respectively, reflecting our best estimate of the probable liability based on an analysis of our business activities, revenues subject to indirect taxes and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation or settlements could be materially different than the amounts established for indirect tax contingencies.
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
Our effective tax rate for the three months ended March 31, 2019 of (41.9)% differs from the U.S. federal statutory rate primarily due to adjustments resulting from finalizing prior year tax returns and changes in valuation allowances based on current year earnings.
Based primarily on our limited operating history and our historical losses, we believe there is significant uncertainty as to when we will be able to utilize our net operating losses (NOLs) and other deferred tax assets (DTAs). Therefore, we have recorded a valuation allowance against the DTAs for which we have concluded it is more-likely-than-not they will not be realized.
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
13.    Payable to Related Parties Pursuant to the TRAs
As of December 31, 2018, our liability under the TRAs was $174.3 million, representing approximately 85% of the calculated tax savings based on the portion of the original basis adjustments we anticipated being able to utilize in future years. During the three months ended March 31, 2019, we increased this liability through an aggregate $9.7 million reduction in additional paid-in capital resulting from the exchanges of LLC Units in the secondary offering discussed in Note 4, partially offset by a benefit to our statements of operations of $8.7 million primarily resulting from additional tax deductible equity-based compensation. As of March 31, 2019, our liability under the TRAs was $175.3 million.
The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact the liability under the TRAs. We have determined it is more-likely-than-not we will be unable to utilize all of our DTAs subject to the TRAs; therefore, we have not recorded a liability under the TRAs related to the tax savings we may realize from the utilization of NOL carryforwards and the amortization related to basis adjustments created by exchanges of LLC Units. If utilization of these DTAs becomes more-likely-than-not in the future, at such time, we will record liabilities under the TRAs of up to an additional $1,193.1 million as a result of basis adjustments under the Internal Revenue Code and up to an additional $403.2 million related to the utilization of NOL and credit carryforwards, which will be recorded through charges to our statements of operations. However, if the tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRAs. In this scenario, the reduction of the liability under the TRAs would result in a benefit to our statements of operations.

14.    Income Per Share
Basic income per share is computed by dividing net income attributable to GoDaddy Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted income per share is computed giving effect to all potentially dilutive shares unless their effect is antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows:

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income	13.2	4.2
Less: net income attributable to non-controlling interests	0.3	0.9
Net income attributable to GoDaddy Inc.	$12.9	$3.3
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	171,001	137,841
Effect of dilutive securities:
Class B common stock	4,665	31,275
Stock options	5,304	7,604
RSUs and ESPP shares	2,178	2,067
Weighted-average shares of Class A Common stock outstanding—diluted	183,148	178,787

Net income attributable to GoDaddy Inc. per share of Class A common stock—basic	$0.08	$0.02
Net income attributable to GoDaddy Inc. per share of Class A common stock—diluted(1):	$0.07	$0.02

(1)	The diluted income per share calculations exclude net income attributable to non-controlling interests.
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted income per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended March 31,
	2019	2018
Options and RSUs	2,223	1,399

Shares of Class B common stock do not share in our earnings and are not participating securities. Accordingly, separate presentation of income per share of Class B common stock under the two-class method has not been presented. Each share of Class B common stock (together with a corresponding LLC Unit) is exchangeable for one share of Class A common stock.

15.    Geographic Information
Revenue by geography is based on the customer's billing address and was as follows:

	Three Months Ended March 31,
	2019	2018
U.S.	$464.9	$406.6
International	245.1	226.6
	$710.0	$633.2

No individual international country represented more than 10% of total revenue in any period presented.
Property and equipment, net by geography was as follows:

	March 31, 2019	December 31, 2018
U.S.	$206.3	$231.0
All other international	63.7	68.0
	$270.0	$299.0

No individual international country represented more than 10% of property and equipment, net in any period presented.
16.    Related Party Transactions
As of March 31, 2019, affiliates of KKR held $10.4 million of the outstanding principal balance of our Term Loans as part of the lending syndicate. No material amounts have been paid to KKR during any of the periods presented.
In the ordinary course of business, we purchase and lease computer equipment, technology licensing and software maintenance and support from affiliates of Dell Inc., of which SLP and its affiliates have a significant ownership interest. During the three months ended March 31, 2019 and 2018, we paid $2.5 million and $4.6 million, respectively, to Dell.

17.    Accumulated Other Comprehensive Income (Loss)
The following table presents AOCI activity in equity:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Total Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2018(2)	$(92.2)	$(22.4)	$(114.6)
Other comprehensive income (loss) before reclassifications	27.8	(35.5)	(7.7)
Amounts reclassified from AOCI	—	35.3	35.3
Other comprehensive income (loss)	27.8	(0.2)	27.6
	$(64.4)	$(22.6)	$(87.0)
Less: AOCI attributable to non-controlling interests			0.7
Balance as of March 31, 2019			$(86.3)

Balance as of December 31, 2017(2)	$(86.8)	$(45.5)	$(132.3)
Other comprehensive income before reclassifications	5.6	41.6	47.2
Amounts reclassified from AOCI	—	(39.3)	(39.3)
Other comprehensive income	5.6	2.3	7.9
	$(81.2)	$(43.2)	$(124.4)
Less: AOCI attributable to non-controlling interests			(44.0)
Balance as of March 31, 2018			$(80.4)

(1)	Amounts shown for our foreign exchange forward contracts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.

(2)	Beginning balance is presented on a gross basis, excluding the allocation of AOCI attributable to non-controlling interests.
See Note 9 for the effect on net income of amounts reclassified from AOCI related to our cash flow hedging instruments. The income tax impact associated with these reclassified amounts was not material in any period presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included in this Quarterly Report on Form 10-Q as well as our audited financial statements and related notes and the discussion in the "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of our 2018 Form 10-K.
(Throughout this discussion, dollars are in millions, excluding average revenue per user (ARPU) or unless otherwise noted.)
First Quarter Financial Highlights
Below are our key financial highlights for the three months ended March 31, 2019, with comparisons to the three months ended March 31, 2018.

•	Total revenue of $710.0 million, an increase of 12.1%, or approximately 13.6% on a constant currency basis(1).

•	International revenue of $245.1 million, an increase of 8.2%, or approximately 12.2% on a constant currency basis(1).

•	Total bookings(2) of $870.5 million, an increase of 11.2%, or approximately 13.5% on a constant currency basis(1).

•	Net income of $13.2 million.

•	Total customers of 18.8 million, an increase of 6.4%.

•	ARPU of $150, an increase of 8.5%.

•	Net cash provided by operating activities of $199.7 million, an increase of 34.6%.
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
Key Metrics
In addition to our results determined in accordance with GAAP, we believe the following operating metrics are useful as supplements in evaluating our ongoing operational performance and help provide an enhanced understanding of our business:

	Three Months Ended March 31,
	2019	2018

Total bookings	$870.5	$783.1
Total customers at period end (in thousands)	18,841	17,705
Average revenue per user(1)	$150	$138

(1)
The calculation of ARPU for the period ended March 31, 2018 includes approximately 1.6 million customers added with our April 3, 2017 acquisition of Host Europe Holdings Limited, as if the acquisition had been completed as of March 31, 2017, to better align with the revenue included in the calculation.

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
The 11.2% increase in total bookings was primarily driven by increases in total customers and domains under management, continued increases in aftermarket domain sales, broadened customer adoption of non-domain products and our July 2018 acquisition of MSH, partially offset by the impact of movements in foreign currency exchange rates.

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
The 6.4% increase in total customers primarily resulted from our increased international presence, our ongoing marketing and advertising initiatives and our enhanced and expanded product offerings.
Average revenue per user. We calculate ARPU as total revenue during the preceding 12 month period divided by the average of the number of total customers at the beginning and end of the period. ARPU provides insight into our ability to sell additional products to customers, though the impact to date has been muted due to our continued growth in total customers.
The 8.5% increase in ARPU was primarily due to broadened customer adoption of our products resulting in increased customer spend and revenue from our July 2018 acquisition of MSH.
Reconciliation of Bookings
The following table reconciles total bookings to total revenue, its most directly comparable GAAP financial measure.

	Three Months Ended March 31,
	2019	2018

Total Bookings:
Total revenue	$710.0	$633.2
Change in deferred revenue(1)	105.3	102.3
Net refunds	55.2	49.9
Other	—	(2.3)
Total bookings	$870.5	$783.1

(1)	Change in deferred revenue also includes the impact of realized gains or losses from the hedging of bookings in foreign currencies.

Results of Operations
The following table sets forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2019		2018
	$	% of Total Revenue	$	% of Total Revenue

Revenue:
Domains	$319.6	45.0%	$291.7	46.1%
Hosting and presence	268.9	37.9%	239.8	37.9%
Business applications	121.5	17.1%	101.7	16.0%
Total revenue	710.0	100.0%	633.2	100.0%
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	236.4	33.3%	215.3	34.0%
Technology and development	124.0	17.5%	102.0	16.1%
Marketing and advertising	90.3	12.7%	74.5	11.8%
Customer care	90.3	12.7%	80.4	12.7%
General and administrative	93.0	13.1%	76.4	12.1%
Depreciation and amortization	57.2	8.1%	57.8	9.1%
Total costs and operating expenses	691.2	97.4%	606.4	95.8%
Operating income	18.8	2.6%	26.8	4.2%
Interest expense	(24.4)	(3.4)%	(23.8)	(3.8)%
Tax receivable agreements liability adjustment	8.7	1.2%	(0.1)	—%
Other income (expense), net	6.2	0.9%	1.0	0.2%
Income before income taxes	9.3	1.3%	3.9	0.6%
Benefit for income taxes	3.9	0.5%	0.3	—%
Net income	13.2	1.8%	4.2	0.6%
Less: net income attributable to non-controlling interests	0.3	—%	0.9	0.1%
Net income attributable to GoDaddy Inc.	$12.9	1.8%	$3.3	0.5%
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

The following table presents our revenue during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Change
	2019	2018	$	%

Domains	$319.6	$291.7	$27.9	9.6%
Hosting and presence	268.9	239.8	29.1	12.1%
Business applications	121.5	101.7	19.8	19.5%
Total revenue	$710.0	$633.2	$76.8	12.1%
The 12.1% increase in total revenue was primarily driven by growth in total customers and ARPU as well as our July 2018 acquisition of MSH. The increase in customers impacted each of our revenue lines, as the additional customers purchased subscriptions across our product portfolio.
Domains
The 9.6% increase in domains revenue was primarily driven by the 2.6% increase in domains under management from 76.2 million as of March 31, 2018 to 78.2 million as of March 31, 2019, international growth and increased aftermarket domain sales, partially offset by the impact of movements in foreign currency exchange rates.
Hosting and presence
The 12.1% increase in hosting and presence revenue was primarily driven by increased revenue from our website hosting, website building and website security products as well as our acquisition of MSH.
Business applications
The 19.5% increase in business applications revenue was primarily driven by increased customer adoption of our email and productivity solutions.
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

	Three Months Ended March 31,		Change
	2019	2018	$	%

Cost of revenue (excluding depreciation and amortization)	$236.4	$215.3	$21.1	9.8%
The 9.8% increase in cost of revenue was primarily attributable to higher domain costs driven by the 2.6% increase in domains under management and increased aftermarket domain sales. In addition, software licensing fees increased due to higher sales of email and productivity solutions and payment processing fees increased due to our bookings growth.

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

	Three Months Ended March 31,		Change
	2019	2018	$	%

Technology and development	$124.0	$102.0	$22.0	21.6%
The 21.6% increase in technology and development expenses was primarily attributable to increased compensation-related costs driven by higher average headcount associated with our continued product development.
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

	Three Months Ended March 31,		Change
	2019	2018	$	%

Marketing and advertising	$90.3	$74.5	$15.8	21.2%
The 21.2% increase in marketing and advertising expenses was primarily attributable to increased discretionary advertising spend associated with continued growth of our business.
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

	Three Months Ended March 31,		Change
	2019	2018	$	%

Customer care	$90.3	$80.4	$9.9	12.3%
The 12.3% increase in customer care expenses was primarily driven by increased costs associated with the continued expansion of our international third-party Customer Care locations, the continued growth of our business and our acquisition of MSH.

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

	Three Months Ended March 31,		Change
	2019	2018	$	%

General and administrative	$93.0	$76.4	$16.6	21.7%
The 21.7% increase in general and administrative expenses was primarily due to increased compensation-related costs driven by increased average headcount associated with the continued growth of our business and our acquisition of MSH.
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

	Three Months Ended March 31,		Change
	2019	2018	$	%

Depreciation and amortization	$57.2	$57.8	$(0.6)	(1.0)%
There were no material changes in depreciation and amortization expenses for the three months ended March 31, 2019.
Interest expense

	Three Months Ended March 31,		Change
	2019	2018	$	%

Interest expense	$24.4	$23.8	$0.6	2.5%
There was no material change in interest expense for the three months ended March 31, 2019.
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
Tax Receivable Agreements
As of March 31, 2019, the liability under the TRAs was $175.3 million, as described in Note 13 to our financial statements. We currently do not expect to begin making payments related to the existing liability under the TRAs until 2022. We may record additional liabilities under the TRAs as our estimates of the future utilization of the tax attributes, NOLs and other tax benefits change.
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
Share Repurchase Program
In November 2018, our Board approved the repurchase of up to $500.0 million of our Class A common stock. We may purchase shares from time to time in open market purchases, block transactions and privately negotiated transactions, in accordance with applicable federal securities laws. The share repurchase program has no time limit, does not obligate us to make any repurchases and may be modified, suspended or terminated by us at any time without prior notice. The amount and timing of repurchases are subject to a variety of factors including liquidity, share price, market conditions and legal requirements, and will be funded by available cash and cash equivalents. As of March 31, 2019, no shares have been repurchased.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2019	2018

Net cash provided by operating activities	$199.7	$148.4
Net cash used in investing activities	(29.0)	(33.5)
Net cash provided by (used in) financing activities	(11.9)	11.9
Effect of exchange rate changes on cash and cash equivalents	(0.9)	1.2
Net increase in cash and cash equivalents	$157.9	$128.0
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
Net cash provided by operating activities increased $51.3 million from $148.4 million during the three months ended March 31, 2018 to $199.7 million during the three months ended March 31, 2019, primarily resulting from our bookings growth.
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
Net cash used in investing activities decreased $4.5 million from $33.5 million during the three months ended March 31, 2018 to $29.0 million during the three months ended March 31, 2019, primarily due to $13.3 million increase in capital expenditures, offset by a $6.9 million decrease in net outflows from short-term investments and a $6.6 million decrease in business acquisitions.
Financing Activities
Our financing activities primarily consist of long-term debt borrowings, the repayment of principal on long-term debt and stock option exercises.
Net cash from financing activities decreased $23.8 million from $11.9 million provided during the three months ended March 31, 2018 to $11.9 million used during the three months ended March 31, 2019, primarily resulting from $22.2 million of acquisition contingent consideration payments made in 2019.
Deferred Revenue
See Note 6 to our financial statements for details regarding the expected future recognition of deferred revenue as of March 31, 2019.
Off-Balance Sheet Arrangements
As of March 31, 2019 and December 31, 2018, we had no off-balance sheet arrangements that had, or which are reasonably likely to have, a material effect on our financial statements.

Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with GAAP, and in doing so, we make estimates, assumptions and judgments affecting the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosure of contingent assets and liabilities. We base our estimates, assumptions and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances, and we evaluate these estimates, assumptions and judgments on an ongoing basis. Different assumptions and judgments would change the estimates used in the preparation of our financial statements, which, in turn, could change our results from those reported. We refer to estimates, assumptions and judgments of this type as our critical accounting policies and estimates, which we discuss in our 2018 Form 10-K. We review our critical accounting policies and estimates with the audit and finance committee of our board of directors on an annual basis.
There have been no material changes in our critical accounting policies from those disclosed in our 2018 Form 10-K.
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
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts may fail to meet their contractual obligations. To mitigate such counterparty credit risk, we enter into contracts only with carefully selected financial institutions based upon ongoing evaluations of their creditworthiness. As a result, we do not believe we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of March 31, 2019.
Foreign Currency Risk
We manage our exposure to changes in foreign currency exchange rates through the use of foreign exchange forward contracts and cross-currency swap contracts. See Note 9 to our financial statements for a summary of the notional amounts and fair values of such arrangements.
Foreign Exchange Forward Contracts
A portion of our bookings, revenue and operating expenses is denominated in foreign currencies, which are subject to exchange rate fluctuations. Our most significant foreign currency exposures are the Euro, the British pound, the Canadian dollar and the Australian dollar. Our reported bookings, revenues and operating results may be impacted by fluctuations in foreign currency exchange rates. Fluctuations in foreign currency exchange rates may also cause us to recognize transaction gains and losses in our statements of operations; however, to date, such amounts have not been material. As our international operations continue to grow, our exposure to fluctuations in currency rates will increase, which may increase the costs associated with this growth. During the three months ended March 31, 2019, our total bookings growth in constant currency would have been approximately 230 basis points higher and total revenue growth would have been approximately 150 basis points higher. Constant currency is calculated by translating bookings and revenue for each month in the current period using the foreign currency exchange rate for the corresponding month in the prior period, excluding any hedging gains or losses realized during the period.
From time-to-time, we may utilize foreign exchange forward contracts to manage the volatility of our bookings and revenue related to foreign currency transactions. These forward contracts reduce, but do not eliminate, the impact of adverse currency exchange rate fluctuations. We generally designate these forward contracts as cash flow hedges for accounting purposes. Changes in the intrinsic value of designated hedges are recorded as a component of AOCI. Gains and losses, once realized, are recorded as a component of AOCI and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. At March 31, 2019, the realized and unrealized gain included in AOCI related to designated hedges totaled $3.4 million.

Cross-Currency Swap Contract
In order to manage variability due to movements in foreign currency rates related to a Euro-denominated intercompany loan, we entered into the five-year Cross-Currency Swap in April 2017. The Cross-Currency Swap, which matures on April 3, 2022, had a notional amount of €1,218.4 million at March 31, 2019 and converts the fixed rate Euro-denominated interest and principal receipts on the intercompany loan into fixed U.S. dollar interest and principal receipts. The Cross-Currency Swap, which is designated as a cash flow hedge and recognized as an asset or liability at fair value, effectively creates a fixed-rate U.S. dollar intercompany loan from a fixed rate Euro-denominated intercompany loan, thereby reducing our exposure to foreign currency fluctuations between the Euro and U.S. dollar. Changes to the fair value of our Cross-Currency Swap due to changes in the value of the U.S. dollar relative to the Euro would be largely offset by the net change in the fair values of the underlying hedged items.
Interest Rate Risk
Interest rate risk reflects our exposure to movements in interest rates associated with our variable-rate debt. Total borrowings under our Credit Facility were $2,451.1 million as of March 31, 2019. These borrowings bear interest at a rate equal to, at our option, either (a) LIBOR plus 2.00% per annum or (b) 1.25% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%. See Note 8 to our financial statements for additional information regarding the Credit Facility.
In April 2017, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement to effectively convert a portion of the variable-rate debt to fixed. The interest rate swap, the notional amount of which was $1,298.9 million at March 31, 2019, matures on April 3, 2022 and swaps the variable interest rate on our LIBOR-based borrowings for a fixed rate of 5.44%. The objective of the interest rate swap, which is designated as a cash flow hedge, is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.
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
Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2019 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
During the second quarter of 2019, we will migrate our financial processing systems, including our general ledger, to Workday. This global implementation involves the migration of multiple legacy systems and users to a common platform. In connection with this implementation, we will modify the design and documentation of our internal control processes and procedures relating to the new system.
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
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties we are unaware of, or we currently believe are not material, may also become important factors affecting us. If any of the following risks occur, our business, financial condition, operating results and growth prospects could be materially and adversely affected. In that event, the price of our Class A common stock could decline. Capitalized terms not otherwise defined herein shall have the meaning given to them in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 22, 2019.
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
We rely on third parties to perform certain technology, processing, servicing and support functions on our behalf, and may in the future choose to transition a function previously managed by us to such third parties. For example, in 2018 we began to transition from a combination of company-owned and co-located data centers to third-party cloud computing and hosting providers (such as Amazon Web Services) for the delivery of most of our products and storage of our data. In addition in 2018, we also transitioned certain transactional accounting functions to a professional services firm. When we choose to transition a function to a third party, we may spend significant time and effort, incur higher costs than originally expected and experience delays in completing such transition. We may never realize any of the anticipated benefits of relying on such third parties, including acquisition of new customers, improved product features, and positive financial results. In addition, these third parties are vulnerable to operational and technological disruptions, including cyberattacks, which may negatively impact our ability to provide services to our customers, operate our business and fulfill our financial reporting obligations. We may have limited remedies against these third parties in the event of service disruptions. If third parties are unable to perform these functions on our behalf because of service interruptions or extended outages, or because those services are no longer available on commercially reasonable terms, our expenses could increase and our customers' use of our products could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business.
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
We use a variety of marketing channels to promote our brand, including online keyword search, sponsorships and celebrity endorsements, television, radio and print advertising, email and social media marketing. If we lose access to one or more of these channels, such as online keyword search, either because the costs of advertising become prohibitively expensive or we change our marketing practices as a result of developments in applicable law or litigation, or for other reasons, we may become unable to promote our brand effectively, which could limit our ability to grow our business. Further, if our marketing activities fail to generate traffic to our website, attract customers and lead to new and renewal sales of our products at the levels we anticipate, our business and operating results would be adversely affected. There can be no assurance our marketing efforts will succeed or be cost-effective, and if our customer acquisition costs increase, our business, operating results and financial performance could be adversely affected.
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
We expect competition to increase in the future from competitors in the domain and hosting and presence markets, such as Endurance, United Internet, Web.com and Donuts, as well as competition from companies such as Google, Amazon and Microsoft, which provide web-hosting, other cloud-based services and domain name registration, and eBay and Facebook, which offer Internet marketing platforms. In particular, the extension of the Cooperative Agreement between Verisign Inc. (Verisign), the registry for .com and .net, and the U.S. Department of Commerce in 2018 gave Verisign the right to become an ICANN-accredited registrar for any gTLD other than .com. If Verisign decides to become a registrar, it would become one of our competitors, which could have a negative impact on our business and the industry. In addition, we face competition in the website and e-commerce site building market from competitors such as Wix, Squarespace and Shopify, from providers of social media networks and applications including Facebook and Tencent, and from digital infrastructure providers including Cloudflare. Some of our current and potential competitors have greater resources, more brand recognition and consumer awareness, more diversified product offerings, greater international scope and larger customer bases than we do, and we may therefore not be able to effectively compete with them. In addition, some of our competitors offer their services and products at low or no cost; for example, Cloudflare offers domains at wholesale cost and Let's Encrypt offers security certificates at no cost. If these competitors and potential competitors decide to devote greater resources to the development, promotion and sale of products in the markets in which we compete, or if the products offered by these companies are more attractive to or better meet the evolving needs of our customers, our market share, growth prospects and operating results may be adversely affected.
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
Bookings outside of the U.S. represented approximately 35%, 33% and 28% of our totals for 2018, 2017 and 2016, respectively. In 2012, we began localizing our products in numerous markets, languages and currencies, expanding our systems to accept payments in forms common outside of the U.S., focusing our marketing efforts in numerous non-U.S. geographies, tailoring our Customer Care offerings to serve these markets, expanding our infrastructure in various non-U.S. locations and establishing Customer Care operations in overseas locations. We have continued our international expansion efforts, such as our acquisition of Host Europe Holdings Limited (HEG). Our international expansion efforts may be slow or unsuccessful to the extent we experience difficulties in recruiting, training, managing and retaining qualified personnel with international experience, language skills and cultural competencies in the geographic markets we target, which could negatively impact our bookings and operating results. Furthermore, as we continue to expand internationally, it may prove difficult to maintain our corporate culture, which we believe has been critical to our success. Conducting and expanding international operations subjects us to risks we generally do not face in the U.S., including:
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
In January 2016, we selected a new enterprise resource planning system. We completed the implementation of the human capital management portion of our system in 2016; we continue to make improvements on that system as needed. We began work on the system implementation of the financial portion in 2017 and expect to continue system implementation through mid-2019. As we plan for and implement a new system, we may experience difficulties in managing our existing systems and processes, which could disrupt our operations, the management of our finances and the reporting of our financial results. We may also experience difficulties in implementing this new system at the same time as we work on several other initiatives, such as transitioning certain transactional accounting functions to a professional services firm. Our failure to improve our systems and processes or complete such system implementation on a timely basis, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and successfully integrate our acquisitions, and to accurately forecast and report our results.
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
We maintain a network of different types of partners, some of which create integrations with our products. For example, we partnered with Microsoft and Open-Xchange to offer Office 365 email and related productivity tools and Workspace Professional Email, respectively, to our customers. We also worked to make certain of our products interoperable with services such as Yelp, Facebook Pages and Google. In addition, we provided payment options for customers' websites through providers such as PayPal, Stripe, Square and Mercado Libre. We have invested and will continue to invest in partner programs to provide new product offerings to our customers and help us attract additional customers. However, our relationships with our partners may not be as successful in generating new customers as we anticipate, which could adversely affect our ability to increase our total customers. Further, these programs could require substantial investment while providing no assurance of return or incremental revenue. We also rely on some of our partners to create integrations with third-party applications and platforms used by our customers, such as the email encryption service provided by ProofPoint, email backup and migration services provided by SkyKick and email archiving services provided by Barracuda. If our partners fail to create such integrations, or if they change the features of their applications or alter the terms governing use of their applications in an adverse manner, demand for our products could decrease, which would harm our business and operating results. If we are unable to maintain our contractual relationships with existing partners or establish new contractual relationships with potential partners, we may not be able to offer the products and related functionality our customers expect, and we may experience delays and increased costs in adding customers and may lose customers. Any ineffectiveness of our partner programs could materially adversely affect our business and results of operations.
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
•timing of expenses;
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
The terms of our existing co-located data center agreements vary in length and expire on various dates through 2033. Only some of our agreements with our co-located data centers provide us with options to renew under negotiated terms. We also have agreements with other critical infrastructure vendors which provide all of our facilities, including our data centers, with bandwidth, fiber optics and electrical power. None of these infrastructure vendors are under any obligation to continue to provide these services after the expiration of their respective agreements with us, nor are they obligated to renew the terms of those agreements.
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
In addition to intellectual property claims, we are also involved in other types of litigation and claims, including claims relating to commercial disputes, consumer protection, and employment, such as sexual harassment. For example, we have faced or continue to face claims related to the Fair Labor Standards Act, the Telephone Consumer Protection Act, the American with Disabilities Act and the Arizona Consumer Fraud Act (and similar state consumer protection statutes). Plaintiffs in such current and future litigation matters often file such lawsuits on behalf of a putative class and typically claim substantial statutory damages and attorneys' fees, and often seek changes to our products, features or business practices. As a result, although the results of any such current or future litigation, regardless of the underlying nature of the claims, cannot be predicted with certainty, the final outcome of any current or future claims or lawsuits we face could adversely affect our business, financial condition and results of operations. Any negative outcome from claims or litigation, including settlements, could result in payments of substantial monetary damages or fines, attorneys' fees or costly and significant and undesirable changes to our products, features, marketing efforts or business practices. Further, claims or litigation brought against our customers or business partners may subject us to indemnification obligations or obligations to refund fees to, and adversely affect our relationships with, our customers or business partners. Such indemnification or refund obligations or litigation judgments or settlements that result in the payment of substantial monetary damages, fines and attorneys' fees may not be sufficiently covered by our insurance policies if at all.
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
The FCC previously passed Open Internet rules in February 2015, effective in June 2015, generally providing for Internet neutrality with respect to fixed and mobile broadband Internet service. On December 14, 2017, the FCC voted to repeal these Internet neutrality regulations and return to a "light touch" regulatory framework known as the “Restoring Internet Freedom Order.” The FCC's new rules, which took effect in June 2018, repealed the neutrality obligations imposed by the 2015 rules and granted providers of broadband internet access services greater freedom to make changes to their services, including, potentially, changes that may discriminate against or otherwise harm our business. However, a number of parties have appealed these rules, which appeals are currently being reviewed by the D.C. Circuit Court of Appeals; thus the future impact of the FCC's repeal and any changes thereto remains uncertain. In addition, in September 2018, California enacted the California Internet Consumer Protection and Net Neutrality Act of 2018, making California the fourth state to enact a state-level net neutrality law since the FCC repealed its nationwide regulations. This act mandated that all broadband services in California be provided in accordance with California's net neutrality requirements. The U.S. Department of Justice has sued to block the law going into effect, and California has agreed to delay enforcement until the resolution of the FCC's repeal of the federal rules. A number of other states are considering legislation or execution action that would regulate the conduct of broadband providers. We cannot predict whether the FCC order or state initiatives will be modified, overturned or vacated by legal action.
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
To the extent conditions in the national and global economy change, our business could be harmed as current and potential customers may reduce or postpone spending or choose not to purchase or renew subscriptions to our products which they may consider discretionary. In particular, the U.K. held a referendum in June 2016 in which voters approved an exit from the E.U., commonly referred to as "Brexit." In March 2017, the U.K. notified the E.U. of its intention to exit as provided in Article 50 of the Treaty on European Union. The terms of the withdrawal are subject to continuing negotiation and it is unclear what economic impact Brexit will have. Brexit has caused significant political uncertainty in both the U.K. and the E.U. The timing of Brexit remains uncertain and the E.U. has extended the deadline for the U.K. to exit the E.U. until October 31, 2019. It is possible the level of economic activity in this region will be adversely impacted, our customers' use of our products and their ventures could be adversely impacted and we could face increased exposure to foreign currency risks, each of which could adversely affect our operating results. For example, registrants with .eu domains will be required to update their contact information with an address in the E.U. or risk forfeiting those domains; registrants of domains with other European-based country code TLDs may be required to do the same.
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
In 2013, ICANN significantly expanded the number of gTLDs, which resulted in the delegation of new gTLDs commencing in 2014, which we refer to as the Expansion Program. We and certain of our competitors have expended resources filing gTLD applications under the Expansion Program to pursue the acquisition of gTLD operator rights. For example, we secured the rights to become the registry for .godaddy, a gTLD. The Expansion Program could substantially change the domain name industry in unexpected ways and is expected to result in an increase in the number of domains registered by our competitors. In addition, if registries participating in the Expansion Program cease operations for any reason, we may have to dedicate Customer Care and development resources to transition our customers' domains to a new gTLD registry.  If a large number of such registries fail, it could diminish consumer confidence in our industry and reduce our future sales of domain names, either in legacy gTLDs or those gTLDs created as part of the Expansion Program. If we do not properly manage our response to the change in business environment, and accurately predict the market's preference for specific gTLDs, it could adversely impact our competitive position or market share.
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
The TRAs provide (1) in the event we materially breach any of our material obligations under the agreements, whether as a result of failure to make any payment within three months of when due (provided we have sufficient funds to make such payment), failure to honor any other material obligation required thereunder or by operation of law as a result of the rejection of the agreements in a bankruptcy or otherwise or (2) if, at any time, we elect an early termination of the agreements, our (or our successor's) obligations under the applicable agreements (with respect to all LLC Units, whether or not LLC Units have been exchanged or acquired before or after such transaction) would accelerate and become payable in a lump sum amount equal to the present value of the anticipated future tax benefits calculated based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the tax deductions, tax basis and other tax attributes subject to the applicable TRAs. Under the terms of the TRAs, we may not elect an early termination of the TRAs without the consent of a majority of our directors.
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
•certain limitations on convening special stockholder meetings; and
•amendment of certain provisions only by the affirmative vote of the holders of at least two-thirds in voting power of all outstanding shares of our stock entitled to vote thereon, voting together as a single class.
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
These provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a transaction involving a change in control of our company that is in the best interest of our stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our Class A common stock if they are viewed as discouraging future takeover attempts. These provisions could also make it more difficult for stockholders to nominate directors for election to our board of directors and take other corporate actions.
Risks Relating to Owning Our Class A Common Stock
Our share price may be volatile, and you may be unable to sell your shares.
Technology stocks have historically experienced high levels of volatility. The trading price of our Class A common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Since shares of our Class A common stock were sold in our IPO in April 2015 at a price of $20.00 per share, the reported high and low sales prices of our Class A common stock have ranged from $21.04 to $84.97 per share through February 15, 2019. Factors that may cause the market price of our Class A common stock to fluctuate include:
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
•the commencement or termination of any share repurchase program;
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
We cannot guarantee we will make any repurchases of our Class A common stock.
In November 2018, our board of directors approved the repurchase of up to $500 million of our Class A common stock through a share repurchase program. We may make these share repurchases through a variety of methods, including open share market purchases, block transactions or privately negotiated transactions, in accordance with applicable federal securities laws. As of March 31, 2019, we have not repurchased any shares. The share repurchase program has no time limit, does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, share price, market and economic conditions, applicable legal requirements and other relevant factors. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
The existence of the share repurchase program could cause our stock price to be higher than it otherwise would be and could potentially reduce the market liquidity for our stock. Although the share repurchase program is intended to enhance long-term stockholder value, there is no assurance it will do so because the market price of our Class A common stock may decline below the levels at which we repurchased shares of Class A common stock and short-term stock price fluctuations could reduce the program's effectiveness.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
Not applicable.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1+*	Employment Agreement, dated February 15, 2019, by and among GoDaddy.com, LLC, Desert Newco, LLC and Andrew Low Ah Kee.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
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

GODADDY INC.

Date:	May 2, 2019	/s/ Ray E. Winborne
Ray E. Winborne
Chief Financial Officer