Form 10-Q
period 2019-06-30
GoDaddy Inc.
filed 2019-08-02
CIK 1609711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                    Yes    ☒    No    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
As of July 26, 2019, there were 176,970,256 shares of GoDaddy Inc.'s Class A common stock, $0.001 par value per share, outstanding and 1,546,018 shares of GoDaddy Inc.'s Class B common stock, $0.001 par value per share, outstanding.

GoDaddy Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2019

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

•	our ability to continue to efficiently acquire customers, maintain our high customer retention rates and maintain the level of our customers' lifetime spend;

•	our ability to provide high quality Customer Care;

•	the effects of increased competition in our markets and our ability to compete effectively;

•	our ability to grow internationally;

•	the impact of fluctuations in foreign currency exchange rates on our business and our ability to effectively manage the exposure to such fluctuations;

•	our ability to effectively manage our growth and associated investments, including our migration of the vast majority of our infrastructure to the public cloud;

•	our ability to integrate acquisitions;

•	our ability to maintain our relationships with our partners;

•	adverse consequences of our substantial level of indebtedness and our ability to repay our debt;

•	our ability to maintain, protect and enhance our intellectual property;

•	our ability to maintain or improve our market share;

•	sufficiency of cash and cash equivalents to meet our needs for at least the next 12 months;

•	beliefs and objectives for future operations;

•	our ability to stay in compliance with laws and regulations currently applicable to, or which may become applicable to, our business both in the United States (U.S.) and internationally;

•	economic and industry trends or trend analysis;

•	our ability to attract and retain qualified employees and key personnel;

•	the amount and timing of any payments we make under tax receivable agreements (TRAs) or for tax distributions;

•	the future trading prices of our Class A common stock;

•	the amount and timing of any repurchases of our Class A common stock under our share repurchase program;
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

iii

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
GoDaddy Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except shares in thousands and per share amounts)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$1,198.8	$932.4
Short-term investments	23.6	18.9
Accounts and other receivables	24.8	26.4
Registry deposits	24.2	28.3
Prepaid domain name registry fees	385.7	363.2
Prepaid expenses and other current assets	63.3	58.1
Total current assets	1,720.4	1,427.3
Property and equipment, net	260.1	299.0
Operating lease assets	148.3	—
Prepaid domain name registry fees, net of current portion	185.7	183.6
Goodwill	2,965.8	2,948.0
Intangible assets, net	1,153.1	1,211.5
Other assets	15.5	14.0
Total assets	$6,448.9	$6,083.4
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$82.9	$61.6
Accrued expenses and other current liabilities	396.7	414.3
Deferred revenue	1,521.3	1,393.7
Long-term debt	19.2	16.6
Total current liabilities	2,020.1	1,886.2
Deferred revenue, net of current portion	652.4	623.8
Long-term debt, net of current portion	2,387.7	2,394.2
Operating lease liabilities, net of current portion	134.3	—
Payable to related parties pursuant to tax receivable agreements	175.3	174.3
Other long-term liabilities	14.9	63.2
Deferred tax liabilities	107.5	117.2
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value - 50,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value - 1,000,000 shares authorized; 176,727 and 168,549 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	0.2	0.2
Class B common stock, $0.001 par value - 500,000 shares authorized; 1,566 and 6,254 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	894.1	699.8
Retained earnings	168.4	164.8
Accumulated other comprehensive loss	(117.6)	(72.1)
Total stockholders' equity attributable to GoDaddy Inc.	945.1	792.7
Non-controlling interests	11.6	31.8
Total stockholders' equity	956.7	824.5
Total liabilities and stockholders' equity	$6,448.9	$6,083.4
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except share amounts in thousands and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Domains	$334.4	$304.8	$654.0	$596.5
Hosting and presence	279.8	244.6	548.7	484.4
Business applications	123.0	102.2	244.5	203.9
Total revenue	737.2	651.6	1,447.2	1,284.8
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	254.6	221.3	491.0	436.6
Technology and development	127.2	105.1	251.2	207.1
Marketing and advertising	90.3	67.4	180.6	141.9
Customer care	87.6	76.3	177.9	156.7
General and administrative	104.8	81.0	197.8	157.4
Depreciation and amortization	53.8	57.0	111.0	114.8
Total costs and operating expenses	718.3	608.1	1,409.5	1,214.5
Operating income	18.9	43.5	37.7	70.3
Interest expense	(23.1)	(24.7)	(47.5)	(48.5)
Tax receivable agreements liability adjustment	—	—	8.7	(0.1)
Loss on debt extinguishment	(14.5)	—	(14.5)	—
Other income (expense), net	5.2	0.2	11.4	1.2
Income (loss) before income taxes	(13.5)	19.0	(4.2)	22.9
Benefit for income taxes	0.8	1.2	4.7	1.5
Net income (loss)	(12.7)	20.2	0.5	24.4
Less: net income (loss) attributable to non-controlling interests	(0.1)	2.1	0.2	3.0
Net income (loss) attributable to GoDaddy Inc.	$(12.6)	$18.1	$0.3	$21.4
Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock:
Basic	$(0.07)	$0.12	$—	$0.15
Diluted	$(0.07)	$0.11	$—	$0.14
Weighted-average shares of Class A common stock outstanding:
Basic	176,007	152,577	173,517	145,249
Diluted	176,007	180,881	183,874	179,955
___________________________
(1) Costs and operating expenses include equity-based compensation as follows:
Cost of revenue	$0.2	$—	$0.2	$—
Technology and development	20.3	13.6	40.3	27.3
Marketing and advertising	4.1	2.1	8.4	5.0
Customer care	2.6	1.3	5.2	2.5
General and administrative	14.4	11.2	34.4	24.9
Total equity-based compensation	$41.6	$28.2	$88.5	$59.7

See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(12.7)	$20.2	$0.5	$24.4
Foreign exchange forward contracts gain (loss), net	—	7.7	0.8	7.0
Unrealized swap gain (loss), net	(10.1)	8.6	(11.1)	11.6
Change in foreign currency translation adjustment	(21.5)	(2.0)	6.3	3.6
Comprehensive income (loss)	(44.3)	34.5	(3.5)	46.6
Less: comprehensive income (loss) attributable to non-controlling interests	(0.4)	3.8	0.6	7.3
Comprehensive income (loss) attributable to GoDaddy Inc.	$(43.9)	$30.7	$(4.1)	$39.3
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statement of Stockholders' Equity (unaudited)
(In millions, except share amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	168,549	$0.2	6,254	$—	$699.8	$164.8	$(72.1)	$31.8	$824.5
Impact of adoption of lease accounting standard	—	—	—	—	—	3.3	—	—	3.3
Net income	—	—	—	—	—	12.9	—	0.3	13.2
Equity-based compensation	—	—	—	—	46.9	—	—	—	46.9
Sales of Class A common stock, net of issuance costs	8	—	—	—	—	—	—	—	—
Stock option exercises	894	—	—	—	18.3	—	—	(0.7)	17.6
Exchanges of LLC Units	4,601	—	(4,601)	—	8.5	—	(2.6)	(5.9)	—
Liability pursuant to tax receivable agreements resulting from exchanges of LLC Units	—	—	—	—	(9.7)	—	—	—	(9.7)
Impact of derivatives, net	—	—	—	—	—	—	(0.2)	—	(0.2)
Change in foreign currency translation adjustment	—	—	—	—	—	—	27.8	—	27.8
Attribution of AOCI to non-controlling interests	—	—	—	—	—	—	(0.7)	0.7	—
Vesting of restricted stock units	1,063	—	—	—	—	—	—	—	—
Adjustment to prior period allocations of non-controlling interests	—	—	—	—	51.7	—	(38.5)	(13.2)	—
Balance at March 31, 2019	175,115	0.2	1,653	—	815.5	181.0	(86.3)	13.0	923.4
Net loss	—	—	—	—	—	(12.6)	—	(0.1)	(12.7)
Equity-based compensation	—	—	—	—	41.6	—	—	—	41.6
Stock option exercises	867	—	—	—	20.1	—	—	(0.7)	19.4
Issuance of Class A common stock under ESPP	303	—	—	—	16.6	—	—	—	16.6
Exchanges of LLC Units	87	—	(87)	—	0.3	—	—	(0.3)	—
Impact of derivatives, net	—	—	—	—	—	—	(10.1)	—	(10.1)
Change in foreign currency translation adjustment	—	—	—	—	—	—	(21.5)	—	(21.5)
Attribution of AOCI to non-controlling interests	—	—	—	—	—	—	0.3	(0.3)	—
Vesting of restricted stock units	355	—	—	—	—	—	—	—	—
Balance at June 30, 2019	176,727	$0.2	1,566	$—	$894.1	$168.4	$(117.6)	$11.6	$956.7

GoDaddy Inc.
Condensed Consolidated Statement of Stockholders' Equity (unaudited) (continued)
(In millions, except share amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	132,993	$0.1	35,006	$—	$484.4	$87.7	$(85.7)	$60.0	$546.5
Net income	—	—	—	—	—	3.3	—	0.9	4.2
Equity-based compensation	—	—	—	—	31.5	—	—	—	31.5
Stock option exercises	1,632	—	—	—	24.4	—	—	(3.7)	20.7
Effect of exchanges of LLC Units	12,925	—	(12,925)	—	11.8	—	—	(11.8)	—
Liability pursuant to tax receivable agreements resulting from exchanges of LLC Units	—	—	—	—	(14.5)	—	—	—	(14.5)
Impact of derivatives, net	—	—	—	—	—	—	2.3	—	2.3
Change in foreign currency translation adjustment	—	—	—	—	—	—	5.6	—	5.6
Attribution of AOCI to non-controlling interests	—	—	—	—	—	—	(2.6)	2.6	—
Vesting of restricted stock units	809	—	—	—	—	—	—	—	—
Balance at March 31, 2018	148,359	0.1	22,081	—	537.6	91.0	(80.4)	48.0	596.3
Net income	—	—	—	—	—	18.1	—	2.1	20.2
Equity-based compensation	—	—	—	—	28.2	—	—	—	28.2
Stock option exercises	1,020	0.1	—	—	16.1	—	—	(1.2)	15.0
Issuance of Class A common stock under ESPP	286	—	—	—	11.9	—	—	—	11.9
Exchanges of LLC Units	8,175	—	(8,175)	—	7.9	—	—	(7.9)	—
Liability pursuant to tax receivable agreements resulting from exchanges of LLC Units	—	—	—	—	(11.6)	—	—	—	(11.6)
Impact of derivatives, net	—	—	—	—	—	—	16.3	—	16.3
Change in foreign currency translation adjustment	—	—	—	—	—	—	(2.0)	—	(2.0)
Attribution of AOCI to non-controlling interests	—	—	—	—	—	—	(1.7)	1.7	—
Vesting of restricted stock units	258	—	—	—	—	—	—	—	—
Balance at June 30, 2018	158,098	$0.2	13,906	$—	$590.1	$109.1	$(67.8)	$42.7	$674.3
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net income	$0.5	$24.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111.0	114.8
Equity-based compensation	88.5	59.7
Loss on debt extinguishment	14.5	—
Tax receivable agreements liability adjustment	(8.7)	0.1
Other	11.4	(6.5)
Changes in operating assets and liabilities, net of amounts acquired:
Registry deposits	4.0	(11.5)
Prepaid domain name registry fees	(25.7)	(26.6)
Deferred revenue	157.2	154.2
Other operating assets and liabilities	8.3	(31.3)
Net cash provided by operating activities	361.0	277.3
Investing activities
Purchases of short-term investments	(40.6)	(6.9)
Maturities of short-term investments	36.3	0.4
Business acquisitions, net of cash acquired	(37.0)	(14.1)
Purchases of property and equipment	(45.9)	(35.9)
Other investing activities	(1.3)	(14.3)
Net cash used in investing activities	(88.5)	(70.8)
Financing activities
Proceeds received from:
Issuance of Senior Notes	600.0	—
Stock option exercises	37.0	35.7
Issuance of Class A common stock under ESPP	16.6	11.9
Payments made for:
Repayment of term loans	(612.5)	(12.5)
Contingent consideration for business acquisitions	(33.5)	(9.2)
Financing-related costs	(10.9)	—
Leases and other financing obligations	(2.1)	(4.0)
Net cash provided by (used in) financing activities	(5.4)	21.9
Effect of exchange rate changes on cash and cash equivalents	(0.7)	(1.4)
Net increase in cash and cash equivalents	266.4	227.0
Cash and cash equivalents, beginning of period	932.4	582.7
Cash and cash equivalents, end of period	$1,198.8	$809.7

Supplemental cash flow information:
Cash paid during the period for:
Interest on long-term debt, net of swap benefit	$39.8	$40.5
Income taxes, net of refunds received	$4.2	$15.7
Supplemental information for non-cash investing and financing activities:
Acquisition date fair value of contingent consideration	$—	$2.2
Accrued capital expenditures at period end	$5.1	$4.2

See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts in thousands and per share amounts)
1.    Organization and Background
Organization
We are the sole managing member of Desert Newco, and as a result, we consolidate its financial results and report non-controlling interests representing the economic interests held by its other members. Non-controlling interests exclude any net income (loss) attributable directly to GoDaddy Inc. We owned approximately 99% of Desert Newco's limited liability company units (LLC Units) as of June 30, 2019.
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
Segment
As of June 30, 2019, our chief operating decision maker function was comprised of our Chief Executive Officer who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance for the entire company. Accordingly, we have a single operating and reportable segment.
2.    Summary of Significant Accounting Policies
Assets Recognized from Contract Costs
Fees paid to various registries at the inception of a domain registration or renewal represent costs to fulfill a contract. We capitalize and amortize these prepaid domain name registry fees to cost of revenue consistent with the pattern of transfer of the service to which the asset relates. During the three months ended June 30, 2019 and 2018, amortization expense of such asset was $151.7 million and $148.7 million, respectively. During the six months ended June 30, 2019 and 2018, amortization expense of such asset was $302.3 million and $294.0 million, respectively.
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
We determine whether a contract contains a lease at contract inception. We have lease agreements with lease and non-lease components and have elected the practical expedient to account for such components as a single lease component. This election must be made by class of underlying asset and was elected for our leases of office space, data center space and server equipment. We initially recognize and measure contracts containing a lease and determine lease classification at commencement. ROU assets and operating lease liabilities are measured based on the estimated present value of lease payments over the lease term. In determining the present value of lease payments, we use our estimated incremental borrowing rate when the rate implicit in the lease cannot be readily determined. The estimated incremental borrowing rate is based upon information available at lease commencement including publicly available data for debt instruments. The lease term includes periods covered by options to extend when it is reasonably certain we will exercise such options as well as periods subsequent to an option to terminate the lease if it is reasonably certain we will not exercise the termination option. Operating lease costs are recognized on a straight-line basis over the lease term while finance leases result in a front-loaded expense pattern. Variable lease costs are recognized as incurred. On our balance sheets, assets and liabilities associated with operating leases are included within operating lease assets, accrued expenses and other current liabilities and operating lease liabilities. Assets and liabilities associated with finance leases are included in property and equipment, net, accrued expenses and other current liabilities and other long-term liabilities.
See Note 10 for additional information regarding leases.
Fair Value Measurements
The following tables set forth assets and liabilities measured at fair value on a recurring basis:

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Reverse repurchase agreements(1)	$—	$70.0	$—	$70.0
Commercial paper	—	100.5	—	100.5
Money market funds	373.1	—	—	373.1
Short-term investments:
Certificates of deposit and time deposits	0.7	—	—	0.7
Commercial paper	—	22.9	—	22.9
Derivative assets	—	1.7	—	1.7
Total assets measured and recorded at fair value	$373.8	$195.1	$—	$568.9
Liabilities:
Contingent consideration liabilities	$—	$—	$28.0	$28.0
Derivative liabilities	—	122.9	—	122.9
Total liabilities measured and recorded at fair value	$—	$122.9	$28.0	$150.9

(1)	Reverse repurchase agreements include a $70.0 million repurchase agreement with Morgan Stanley, callable with 31 days notice.

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Reverse repurchase agreements(1)	$—	$70.0	$—	$70.0
Commercial paper	—	71.4	—	71.4
Money market funds	338.6	—	—	338.6
Short-term investments:
Certificates of deposit and time deposits	1.0	—	—	1.0
Commercial paper	—	18.0	—	18.0
Total assets measured and recorded at fair value	$339.6	$159.4	$—	$499.0
Liabilities:
Contingent consideration liabilities	$—	$—	$67.9	$67.9
Derivative liabilities	—	120.5	—	120.5
Total liabilities measured and recorded at fair value	$—	$120.5	$67.9	$188.4

(1)	Reverse repurchase agreements include a $70.0 million repurchase agreement with Morgan Stanley, callable with 31 days notice.

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

	Six Months Ended June 30,
	2019	2018
Balance at beginning of period	$67.9	$20.7
Acquisition date fair value of contingent consideration	—	2.2
Adjustments to fair value recognized in earnings	1.4	6.7
Contingent consideration payments	(41.3)	(10.0)
Impact of foreign currency translation and other	—	(0.2)
Balance at end of period	$28.0	$19.4

We have no other material assets or liabilities measured at fair value on a recurring basis.
Recent Accounting Pronouncements
In June 2016, the FASB issued new guidance for the accounting for credit losses on instruments that will require entities to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial instruments measured at amortized cost and also applies to some off-balance sheet credit exposures. We expect this guidance to impact our accounting for allowances for doubtful accounts and other assets subject to credit risk. We plan to adopt this guidance on January 1, 2020 and are currently evaluating its expected impact.
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
In August 2018, the FASB issued new guidance to modify or eliminate certain fair value disclosures and require additional disclosures for Level 3 measurements. We do not expect our adoption of this guidance on January 1, 2020 to have a material impact.
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
3.    Goodwill and Intangible Assets
The following table summarizes changes in goodwill:

Balance at December 31, 2018	$2,948.0
Goodwill related to acquisitions	21.0
Impact of foreign currency translation	(3.2)
Balance at June 30, 2019	$2,965.8

Intangible assets, net are as follows:

	June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	151.4	n/a	151.4
Finite-lived intangible assets:
Customer-related	831.8	$(432.5)	399.3
Developed technology	150.5	(54.0)	96.5
Trade names	80.3	(19.4)	60.9
	$1,659.0	$(505.9)	$1,153.1

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	152.4	n/a	152.4
Finite-lived intangible assets:
Customer-related	850.5	$(407.5)	443.0
Developed technology	206.9	(103.1)	103.8
Trade names and other	92.9	(25.6)	67.3
	$1,747.7	$(536.2)	$1,211.5

Amortization expense was $31.2 million and $32.8 million for the three months ended June 30, 2019 and 2018, respectively and was $62.0 million and $66.0 million for the six months ended June 30, 2019 and 2018, respectively. The weighted-average remaining amortization period for amortizable intangible assets was 72 months as of June 30, 2019.
Based on the balance of finite-lived intangible assets at June 30, 2019, expected future amortization expense is as follows:

Year Ending December 31:
2019 (remainder of)	$58.0
2020	110.7
2021	87.4
2022	85.6
2023	70.4
Thereafter	144.6
$556.7

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
Share Repurchase Program
In November 2018, our Board approved the repurchase of up to $500.0 million of our Class A common stock. We may purchase shares from time to time in open market purchases, block transactions and privately negotiated transactions, in accordance with applicable federal securities laws. The share repurchase program has no time limit, does not obligate us to make any repurchases and may be modified, suspended or terminated by us at any time without prior notice. The amount and timing of repurchases are subject to a variety of factors including liquidity, share price, market conditions and legal requirements, and will be funded by available cash and cash equivalents. As of June 30, 2019, no shares have been repurchased.
5.    Equity-Based Compensation Plans
As of December 31, 2018, 19,195 shares of Class A common stock were available for issuance as future awards under the 2015 Equity Incentive Plan (the 2015 Plan). On January 1, 2019, an additional 6,992 shares were reserved for issuance pursuant to the automatic increase provisions of the 2015 Plan. As of June 30, 2019, 23,263 shares were available for issuance as future awards under the 2015 Plan.
As of December 31, 2018, 3,082 shares of Class A common stock were available for issuance under the 2015 Employee Stock Purchase Plan (the ESPP). On January 1, 2019, an additional 1,000 shares were reserved for issuance pursuant to the ESPP. As of June 30, 2019, 3,780 shares were available for issuance under the ESPP.
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
The following table summarizes option activity:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Grant- Date Fair Value ($)	Weighted- Average Exercise Price ($)
Outstanding at December 31, 2018	9,527		25.77
Granted	981	26.30	74.88
Exercised	(1,761)		20.97
Forfeited	(176)		49.67
Outstanding at June 30, 2019	8,571		31.88
Vested at June 30, 2019	5,430		19.60

The following table summarizes RSU activity:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Grant- Date Fair Value ($)
Outstanding at December 31, 2018	5,356
Granted	2,401	74.30
Vested	(1,418)
Forfeited	(281)
Outstanding at June 30, 2019	6,058

At June 30, 2019, total unrecognized compensation expense related to non-vested stock options and RSUs was $42.6 million and $243.6 million, respectively, with expected remaining weighted-average recognition periods of 2.3 years and 2.5 years, respectively. We currently believe the performance targets related to the vesting of performance awards will be achieved. If such targets are not achieved, or are subsequently determined to not be probable of being achieved, we will not recognize any compensation expense for performance awards not expected to vest, and will reverse any previously recognized expense on such awards.
6.    Deferred Revenue
Deferred revenue consisted of the following:

	June 30, 2019	December 31, 2018
Current:
Domains	$746.0	$686.3
Hosting and presence	524.1	483.3
Business applications	251.2	224.1
	$1,521.3	$1,393.7
Noncurrent:
Domains	$384.4	$365.8
Hosting and presence	185.3	180.6
Business applications	82.7	77.4
	$652.4	$623.8

The increase in the deferred revenue balance is primarily driven by payments received in advance of satisfying our performance obligations, offset by $416.7 million and $962.0 million of revenue recognized during the three and six months ended June 30, 2019, respectively, that was included in the deferred revenue balance as of December 31, 2018. The deferred revenue balance as of June 30, 2019 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied.
Deferred revenue as of June 30, 2019 is expected to be recognized as revenue as follows:

	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total

Domains	$486.0	$384.5	$121.1	$58.6	$34.7	$45.5	$1,130.4
Hosting and presence	354.5	244.4	69.8	22.8	10.4	7.5	709.4
Business applications	171.6	113.6	34.5	9.3	2.9	2.0	333.9
	$1,012.1	$742.5	$225.4	$90.7	$48.0	$55.0	$2,173.7

7.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2019	December 31, 2018
Derivative liabilities	$122.9	$120.5
Accrued payroll and employee benefits	85.8	105.9
Current portion of operating lease liabilities	37.4	—
Tax-related accruals	36.1	38.4
Accrued acquisition-related expenses and acquisition consideration payable	32.4	74.4
Accrued legal and professional fees	29.9	10.9
Accrued marketing and advertising expenses	15.1	19.4
Accrued other	37.1	44.8
	$396.7	$414.3

8.    Long-Term Debt
Long-term debt consisted of the following:

	June 30, 2019	December 31, 2018
Term Loans (effective interest rate of 5.0% at June 30, 2019 and 4.6% at December 31, 2018)	$1,844.8	$2,457.3
Senior Notes (effective interest rate of 5.6% at June 30, 2019)	600.0	—
Revolver	—	—
Total	2,444.8	2,457.3
Less: unamortized original issue discount on long-term debt(1)	(12.4)	(27.9)
Less: unamortized debt issuance costs(1)	(25.5)	(18.6)
Less: current portion of long-term debt	(19.2)	(16.6)
	$2,387.7	$2,394.2

(1)	Original issue discount and debt issuance costs are amortized to interest expense over the life of the related debt instruments using the effective interest method.
Credit Facility
As of December 31, 2018, our secured credit agreement (the Credit Facility) included an aggregate of $2,497.5 million original balance term loans (the Term Loans) and a $200.0 million revolving credit facility (the Revolver).
As further described below, in June 2019 we issued unsecured senior notes (the Senior Notes) in an aggregate principal amount of $600.0 million, the proceeds of which were used to prepay $600.0 million of the outstanding principal balance of the Term Loans. The partial prepayment was made in accordance with the contractual terms of the Credit Facility and the terms of the remaining Term Loans were not modified. As such, the prepayment was considered a partial extinguishment and we wrote off a proportionate amount of the unamortized debt issuance costs and original issue discount on the Term Loans, recognizing a $14.5 million loss on debt extinguishment.
Concurrent with the issuance of the Senior Notes, we amended the Revolver to increase its borrowing capacity to $600.0 million, reduce its interest rate margins and extend its maturity date, as described below. In addition, the amendment provided that compliance relating to the maximum net leverage ratio occurs upon our usage exceeding 20% of the Revolver, a reduction from the previous level of 35%. In connection with this amendment, we capitalized aggregate fees of $3.4 million as debt issuance costs.

The Term Loans mature on February 15, 2024 and bear interest at a rate equal to, at our option, either (a) LIBOR plus 2.00% per annum or (b) 1.00% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%. A portion of the Term Loans are hedged by an interest rate swap. See Note 9 for discussion of this hedging instrument and its impact on the interest rate associated with the Term Loans.
The amended Revolver matures on February 15, 2024 and bears interest at a rate equal to, at our option, either (a) LIBOR plus a margin ranging from 1.25% to 1.75% per annum or (b) the higher of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) the one-month LIBOR rate plus 1.0% plus a margin ranging from 0.25% to 0.75% per annum, with the margins determined based on our first lien net leverage ratio.
At June 30, 2019, we had $600.0 million available for borrowing under the Revolver and were not in violation of any covenants of the Credit Facility.
Senior Notes
In June 2019, we issued the Senior Notes in an aggregate principal amount of $600.0 million in a private placement offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Senior Notes were issued at par and bear interest at a rate of 5.25% per annum, with interest payable semiannually on June 1 and December 1, commencing on December 1, 2019. The full principal balance is payable at maturity on December 1, 2027, subject to earlier repurchase or optional redemption as described below.
As described above, the proceeds from the issuance of the Senior Notes were used to prepay $600.0 million in aggregate principal amount of our existing Term Loans. In conjunction with the issuance of the Senior Notes, we recognized $9.7 million in debt issuance costs.
The Senior Notes are redeemable at our option, in whole or in part, at any time prior to June 1, 2022 at a redemption price equal to 100.0% of the principal amount, plus accrued and unpaid interest, plus an applicable premium of not less than 1.0%. In the event of an equity offering prior to June 1, 2022, the Senior Notes may be partially redeemed at our option at an amount equal to 105.25% of the principal amount, plus accrued and unpaid interest. On and after June 1, 2022, we may redeem the Senior Notes, in whole or in part, at an amount equal to 102.625% of the principal amount, decreasing to 101.75% at June 1, 2023, 100.875% at June 1, 2024 and 100.0% thereafter, plus accrued and unpaid interest. Upon the occurrence of a change of control, we are required to offer to repurchase the Senior Notes from the holders at a price equal to 101.0% of the principal amount, plus accrued and unpaid interest.
Significant terms of the Senior Notes are as follows:

•	they are subordinated to our existing secured debt, including the Credit Facility, and any future secured debt we may issue;

•	all obligations are unconditionally guaranteed by all of our material domestic subsidiaries;

•
we are restricted by certain covenants, including limitations on our ability to incur additional indebtedness, incur additional liens, consolidate with or merge with or into another entity and sell substantially all of our assets; and

•	the covenants may be suspended if we are able to obtain and maintain investment grade ratings and no event of default has occurred.
At June 30, 2019, we were not in violation of any covenants of the Senior Notes.
Fair Value
The estimated fair values of the Term Loans and Senior Notes were $1,846.0 million and $622.5 million, respectively, at June 30, 2019 based on observable market prices for these loans, which are traded in less active markets and therefore classified as Level 2 fair value measurements.

Future Debt Maturities
Aggregate principal payments, exclusive of any unamortized original issue discount and debt issuance costs, due on long-term debt as of June 30, 2019 are as follows:

Year Ending December 31:
2019 (remainder of)	$12.5
2020	25.0
2021	25.0
2022	25.0
2023	25.0
Thereafter	2,332.3
$2,444.8

9.    Derivatives and Hedging
We are exposed to changes in foreign currency exchange rates, primarily relating to intercompany debt and certain forecasted sales transactions denominated in currencies other than the U.S. dollar, as well as to changes in interest rates as a result of our variable-rate debt. Consequently, we use derivative financial instruments to manage and mitigate such risk. We do not enter into derivative transactions for speculative or trading purposes.
The following table summarizes our outstanding derivative instruments on a gross basis:

	Notional Amount		Fair Value of Derivative Assets(3)		Fair Value of Derivative Liabilities(3)
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Derivative Instrument:
Level 2:
Foreign exchange forward contracts(1)	$101.8	$—	$1.7	$—	$0.4	$—
Cross-currency swap(2)	1,382.0	1,397.8	—	—	93.5	119.1
Interest rate swap	1,295.6	1,302.3	—	—	29.0	1.4
	$2,779.4	$2,700.1	$1.7	$—	$122.9	$120.5

(1)	The notional amount includes $13.3 million of foreign exchange forward contracts not designated as cash flow hedges, the aggregate fair value of which was $0.2 million at June 30, 2019.

(2)
The notional values of the cross-currency swap have been translated from Euros to U.S. dollars at the foreign currency rates in effect at June 30, 2019 and December 31, 2018 of approximately 1.14 and 1.14, respectively.

(3)
In our balance sheets, all derivative assets are recorded within prepaid expenses and other current assets and all derivative liabilities are recorded within accrued expenses and other current liabilities.

The following table summarizes the effect of our designated cash flow hedging derivative instruments on accumulated other comprehensive income (loss) (AOCI):

	Unrealized Gains (Losses) Recognized in Other Comprehensive Income
	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Derivative Instrument:
Foreign exchange forward contracts(1)	$—	$7.7	$0.8	$7.0
Cross-currency swap	7.9	(0.6)	16.5	(18.4)
Interest rate swap	(18.0)	9.2	(27.6)	30.0
	$(10.1)	$16.3	$(10.3)	$18.6

(1)	Amounts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.

The following tables summarize the locations and amounts of gains (losses) recognized within earnings related to our derivative instruments:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Foreign Exchange Forward Contracts:
Reclassified from AOCI into income	$0.8	$—	$—	$(1.0)	$—	$—
Cross Currency Swap:
Reclassified from AOCI into income(1)	—	7.4	(18.7)	—	7.1	82.6
Interest Rate Swap:
Reclassified from AOCI into income	—	0.1	—	—	(1.8)	—
	$0.8	$7.5	$(18.7)	$(1.0)	$5.3	$82.6

(1)
The amount reflected in other income (expense), net includes $18.5 million and $(82.9) million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by the cross-currency swap for the three months ended June 30, 2019 and 2018, respectively.

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Foreign Exchange Forward Contracts:
Reclassified from AOCI into income	$1.3	$—	$—	$(1.9)	$—	$—
Cross Currency Swap:
Reclassified from AOCI into income(1)	—	14.6	8.8	—	13.6	40.6
Interest Rate Swap:
Reclassified from AOCI into income	—	0.2	—	—	(4.7)	—
	$1.3	$14.8	$8.8	$(1.9)	$8.9	$40.6

(1)
The amount reflected in other income (expense), net includes $(9.2) million and $(41.5) million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by the cross-currency swap for the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, we estimate that approximately $30.9 million of net deferred gains related to our designated cash flow hedges will be recognized in earnings over the next 12 months. No amounts were excluded from our effectiveness testing during any of the periods presented.
Risk Management Strategies
Foreign Exchange Forward Contracts
From time-to-time, we may enter into foreign exchange forward contracts with financial institutions to hedge certain forecasted sales transactions denominated in foreign currency. We generally designate these forward contracts as cash flow hedges, which are recognized as either assets or liabilities at fair value. At June 30, 2019, all such contracts had maturities of six months or less.

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
10.     Leases
Our operating leases primarily consist of office and data center space expiring at various dates through November 2036. Certain leases include options to renew or terminate at our discretion. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of June 30, 2019, operating leases have a remaining weighted average lease term of 5.7 years and our operating lease liabilities were measured using a weighted average discount rate of 6.2%. Finance leases are immaterial.
The components of operating lease expense were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease costs	$12.8	25.5
Variable lease costs	2.1	4.6
Sublease income	(1.1)	(1.6)
Net lease costs	$13.8	$28.5
Supplemental cash flow information related to operating leases was as follows:

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$23.5
ROU assets obtained in exchange for operating lease obligations	$39.3

Operating lease liabilities are included in our balance sheets as follows:

June 30, 2019
Accrued expenses and other current liabilities	$37.4
Operating lease liabilities, net of current portion	134.3
$171.7

As of June 30, 2019, we have $87.8 million of additional operating lease commitments commencing in future periods.
Maturities of operating lease liabilities as of June 30, 2019 were as follows:

2019 (remainder of)	$24.9
2020	41.0
2021	36.7
2022	27.6
2023	21.4
Thereafter	54.5
Total lease payments	206.1
Less: imputed interest	(34.4)
$171.7

11.    Commitments and Contingencies
Litigation
From time-to-time, we are a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, putative and certified class actions, commercial and consumer protection claims, labor and employment claims, breach of contract claims and other asserted and unasserted claims. We investigate claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable.
On June 13, 2019, we entered into an agreement in principle to settle the class action complaint, Jason Bennett v. GoDaddy.com (Case No. 2:16-cv-03908-DLR)(U.S.D.C.)(D.AZ), filed on June 20, 2016. The complaint alleges violation of the Telephone Consumer Protection Act of 1991. The settlement remains subject to both parties' execution of a written settlement agreement and Court approval of such settlement. Under the terms of the proposed settlement, we would make available a total of up to $35.0 million to pay: (i) class members, at their election, either a cash settlement or a credit to be used for future purchases of products from us, (ii) an incentive payment to the class representative, (iii) notice and administration costs in connection with the settlement, and (iv) attorneys' fees and expenses to legal counsel representing the class. If approved, we would receive a full release from the settlement class (other than from those class members who timely elect to opt out of the settlement) concerning the claims asserted, or that could have been asserted, with respect to the claims released in the settlement agreement.
During the three months ended June 30, 2019, we recorded an estimated loss provision of $18.1 million to general and administrative expense, which represents our best estimate of the total cash settlement to be paid to class members, the incentive payment to the class representative and attorneys’ fees and expenses to be paid to legal counsel representing the class in connection with the settlement agreement. Settlement credits used for future purchases of products will result in reduced revenue in the periods in which they are utilized. Our legal fees and expenses associated with this matter have been recorded to general and administrative expense as incurred and were not material.
We have denied and continue to deny the allegations in the complaint. Nothing in the settlement agreement shall be deemed to assign or reflect any admission of fault, wrongdoing or liability, or of the appropriateness of a class action in such litigation.

The amounts currently accrued for other matters are not material. While the results of such normal course claims and legal proceedings, regardless of the underlying nature of the claims, cannot be predicted with certainty, management does not believe, based on current knowledge and the likely timing of resolution of various matters, any additional reasonably possible potential losses above the amounts accrued for such matters would be material. Regardless of the outcome, claims and legal proceedings may have an adverse effect on us because of defense costs, diversion of management resources and other factors. We may also receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained. The final outcome of any current or future claims or lawsuits could adversely affect our business, financial condition or results of operations.
Indemnifications
In the normal course of business, we have made indemnities under which we may be required to make payments in relation to certain transactions, including to our directors and officers to the maximum extent permitted under applicable state laws and indemnifications related to certain lease agreements. In addition, certain advertiser and reseller partner agreements contain indemnification provisions, which are generally consistent with those prevalent in the industry. We have not incurred material obligations under indemnification provisions historically, and do not expect to incur material obligations in the future. Accordingly, we have not recorded any liabilities related to such indemnities as of June 30, 2019 and December 31, 2018.
We include service level commitments to our customers guaranteeing certain levels of uptime reliability and performance for our hosting and premium DNS products. These guarantees permit those customers to receive credits in the event we fail to meet those levels, with exceptions for certain service interruptions including but not limited to periodic maintenance. We have not incurred any material costs as a result of such commitments during any of the periods presented, and have not recorded any liabilities related to such obligations as of June 30, 2019 and December 31, 2018.
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
As of June 30, 2019 and December 31, 2018, our accrual for estimated indirect tax liabilities was $11.6 million and $11.6 million, respectively, reflecting our best estimate of the probable liability based on an analysis of our business activities, revenues subject to indirect taxes and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation or settlements could be materially different than the amounts established for indirect tax contingencies.
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
Our effective tax rates for the three and six months ended June 30, 2019 of 5.9% and 111.9%, respectively, differ from the U.S. federal statutory rate primarily due to changes in valuation allowances based on current year earnings and adjustments resulting from finalizing prior year tax returns.

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
13.    Payable to Related Parties Pursuant to the TRAs
As of December 31, 2018, our liability under the TRAs was $174.3 million, representing approximately 85% of the calculated tax savings based on the portion of the original basis adjustments we anticipated being able to utilize in future years. During the six months ended June 30, 2019, we increased this liability through an aggregate $9.7 million reduction in additional paid-in capital resulting from the exchanges of LLC Units in the secondary offering discussed in Note 4, partially offset by a benefit to our statements of operations of $8.7 million primarily resulting from additional tax deductible equity-based compensation. As of June 30, 2019, our liability under the TRAs was $175.3 million.
The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact the liability under the TRAs. We have determined it is more-likely-than-not we will be unable to utilize all of our DTAs subject to the TRAs; therefore, we have not recorded a liability under the TRAs related to the tax savings we may realize from the utilization of NOL carryforwards and the amortization related to basis adjustments created by exchanges of LLC Units. If utilization of these DTAs becomes more-likely-than-not in the future, at such time, we will record liabilities under the TRAs of up to an additional $1,173.3 million as a result of basis adjustments under the Internal Revenue Code and up to an additional $417.5 million related to the utilization of NOL and credit carryforwards, which will be recorded through charges to our statements of operations. However, if the tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRAs. In this scenario, the reduction of the liability under the TRAs would result in a benefit to our statements of operations.

14.    Income (Loss) Per Share
Basic income (loss) per share is computed by dividing net income (loss) attributable to GoDaddy Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive shares unless their effect is antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$(12.7)	$20.2	$0.5	$24.4
Less: net income (loss) attributable to non-controlling interests	(0.1)	2.1	0.2	3.0
Net income (loss) attributable to GoDaddy Inc.	$(12.6)	$18.1	$0.3	$21.4
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	176,007	152,577	173,517	145,249
Effect of dilutive securities:
Class B common stock	—	18,662	3,124	24,933
Stock options	—	7,409	5,066	7,564
RSUs and ESPP shares	—	2,233	2,167	2,209
Weighted-average shares of Class A Common stock outstanding—diluted	176,007	180,881	183,874	179,955

Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock—basic	$(0.07)	$0.12	$—	$0.15
Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock—diluted(1):	$(0.07)	$0.11	$—	$0.14

(1)	The diluted income (loss) per share calculations exclude net income (loss) attributable to non-controlling interests.
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted income (loss) per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Class B common stock	1,601	—	—	—
Options	6,581	788	1,539	832
RSUs and ESPP shares	1,955	34	49	44
	10,137	822	1,588	876

Shares of Class B common stock do not share in our earnings and are not participating securities. Accordingly, separate presentation of income (loss) per share of Class B common stock under the two-class method has not been presented. Each share of Class B common stock (together with a corresponding LLC Unit) is exchangeable for one share of Class A common stock.

15    Geographic Information
Revenue by geography is based on the customer's billing address and was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
U.S.	$489.5	$418.3	$954.4	$824.9
International	247.7	233.3	492.8	459.9
	$737.2	$651.6	$1,447.2	$1,284.8

No individual international country represented more than 10% of total revenue in any period presented.
Property and equipment, net by geography was as follows:

	June 30, 2019	December 31, 2018
U.S.	$199.9	$231.0
All other international	60.2	68.0
	$260.1	$299.0

No individual international country represented more than 10% of property and equipment, net in any period presented.
16.    Related Party Transactions
As of June 30, 2019, affiliates of KKR held $7.8 million of the outstanding principal balance of our Term Loans as part of the lending syndicate. No material amounts have been paid to KKR during any of the periods presented.

17.    Accumulated Other Comprehensive Income (Loss)
The following table presents AOCI activity in equity:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Total Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2018(2)	$(92.2)	$(22.4)	$(114.6)
Other comprehensive income (loss) before reclassifications	6.3	(35.2)	(28.9)
Amounts reclassified from AOCI	—	24.9	24.9
Other comprehensive income (loss)	6.3	(10.3)	(4.0)
	$(85.9)	$(32.7)	(118.6)
Less: AOCI attributable to non-controlling interests			1.0
Balance as of June 30, 2019			$(117.6)

Balance as of December 31, 2017(2)	$(86.8)	$(45.5)	$(132.3)
Other comprehensive income before reclassifications	3.6	(29.0)	(25.4)
Amounts reclassified from AOCI	—	47.6	47.6
Other comprehensive income	3.6	18.6	22.2
	$(83.2)	$(26.9)	(110.1)
Less: AOCI attributable to non-controlling interests			(42.3)
Balance as of June 30, 2018			$(67.8)

(1)	Amounts shown for our foreign exchange forward contracts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.

(2)	Beginning balance is presented on a gross basis, excluding the allocation of AOCI attributable to non-controlling interests.
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
(Throughout this discussion, dollars are in millions, excluding average revenue per user (ARPU) or unless otherwise noted.)
Second Quarter Financial Highlights
Below are our key financial highlights for the three months ended June 30, 2019, with comparisons to the three months ended June 30, 2018.

•	Total revenue of $737.2 million, an increase of 13.1%, or approximately 14.7% on a constant currency basis(1).

•	International revenue of $247.7 million, an increase of 6.2%, or approximately 10.5% on a constant currency basis(1).

•	Total bookings(2) of $846.1 million, an increase of 12.2%, or approximately 13.9% on a constant currency basis(1).

•	Net loss of $12.7 million.

•	Total customers of 19.0 million, an increase of 5.5%.

•	ARPU of $153, an increase of 7.8%.

•	Net cash provided by operating activities of $161.3 million, an increase of 25.1%.
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
Key Metrics
In addition to our results determined in accordance with GAAP, we believe the following operating metrics are useful as supplements in evaluating our ongoing operational performance and help provide an enhanced understanding of our business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Total bookings	$846.1	$754.2	$1,716.6	$1,537.3
Total customers at period end (in thousands)	18,968	17,980	18,968	17,980
Average revenue per user(1)	$153	$142	$153	$142
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
The 12.2% increase in total bookings for the three months ended June 30, 2019 and the 11.7% increase for the six months ended June 30, 2019 were primarily driven by increases in total customers and domains under management, increased aftermarket domain sales, broadened customer adoption of non-domain products and our July 2018 acquisition of Main Street Hub (MSH), partially offset by the impact of movements in foreign currency exchange rates.
Total customers. We define a customer as an individual or entity, as of the end of a period, having an account with one or more paid product subscriptions. A single user may be counted as a customer more than once if the user maintains paid subscriptions in multiple accounts. Total customers is one way we measure the scale of our business and is an important part of our ability to increase our revenue base.
The 5.5% increase in total customers primarily resulted from our increased international presence, our ongoing marketing and advertising initiatives and our enhanced and expanded product offerings.
Average revenue per user. We calculate ARPU as total revenue during the preceding 12 month period divided by the average of the number of total customers at the beginning and end of the period. ARPU provides insight into our ability to sell additional products to customers, though the impact to date has been muted due to our continued growth in total customers.
The 7.8% increase in ARPU was primarily due to broadened customer adoption of our products resulting in increased customer spend and revenue from our July 2018 acquisition of MSH, partially offset by the impact of purchase accounting from recent acquisitions.
Reconciliation of Bookings
The following table reconciles total bookings to total revenue, its most directly comparable GAAP financial measure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Total Bookings:
Total revenue	$737.2	$651.6	$1,447.2	$1,284.8
Change in deferred revenue(1)	52.0	52.2	157.3	154.5
Net refunds	56.9	50.0	112.1	99.9
Other	—	0.4	—	(1.9)
Total bookings	$846.1	$754.2	$1,716.6	$1,537.3

(1)	Change in deferred revenue also includes the impact of realized gains or losses from the hedging of bookings in foreign currencies.

Results of Operations
The following table sets forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue

Revenue:
Domains	$334.4	45.4%	$304.8	46.8%	$654.0	45.2%	$596.5	46.4%
Hosting and presence	279.8	37.9%	244.6	37.5%	548.7	37.9%	484.4	37.7%
Business applications	123.0	16.7%	102.2	15.7%	244.5	16.9%	203.9	15.9%
Total revenue	737.2	100.0%	651.6	100.0%	1,447.2	100.0%	1,284.8	100.0%
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	254.6	34.5%	221.3	34.0%	491.0	33.9%	436.6	34.0%
Technology and development	127.2	17.3%	105.1	16.1%	251.2	17.4%	207.1	16.1%
Marketing and advertising	90.3	12.2%	67.4	10.4%	180.6	12.5%	141.9	11.0%
Customer care	87.6	11.9%	76.3	11.7%	177.9	12.3%	156.7	12.2%
General and administrative	104.8	14.2%	81.0	12.4%	197.8	13.6%	157.4	12.3%
Depreciation and amortization	53.8	7.3%	57.0	8.7%	111.0	7.7%	114.8	8.9%
Total costs and operating expenses	718.3	97.4%	608.1	93.3%	1,409.5	97.4%	1,214.5	94.5%
Operating income	18.9	2.6%	43.5	6.7%	37.7	2.6%	70.3	5.5%
Interest expense	(23.1)	(3.1)%	(24.7)	(3.8)%	(47.5)	(3.3)%	(48.5)	(3.8)%
Tax receivable agreements liability adjustment	—	—%	—	—%	8.7	0.6%	(0.1)	—%
Loss on debt extinguishment	(14.5)	(2.0)%	—	—%	(14.5)	(1.0)%	—	—%
Other income (expense), net	5.2	0.7%	0.2	—%	11.4	0.8%	1.2	0.1%
Income (loss) before income taxes	(13.5)	(1.8)%	19.0	2.9%	(4.2)	(0.3)%	22.9	1.8%
Benefit for income taxes	0.8	0.1%	1.2	0.2%	4.7	0.3%	1.5	0.1%
Net income (loss)	(12.7)	(1.7)%	20.2	3.1%	0.5	—%	24.4	1.9%
Less: net income (loss) attributable to non-controlling interests	(0.1)	—%	2.1	0.3%	0.2	—%	3.0	0.2%
Net income (loss) attributable to GoDaddy Inc.	$(12.6)	(1.7)%	$18.1	2.8%	$0.3	—%	$21.4	1.7%
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
The following table presents our revenue during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%

Domains	$334.4	$304.8	$29.6	9.7%	$654.0	$596.5	$57.5	9.6%
Hosting and presence	279.8	244.6	35.2	14.4%	548.7	484.4	64.3	13.3%
Business applications	123.0	102.2	20.8	20.4%	244.5	203.9	40.6	19.9%
Total revenue	$737.2	$651.6	$85.6	13.1%	$1,447.2	$1,284.8	$162.4	12.6%
The 13.1% and 12.6% increases in total revenue for the three and six months ended June 30, 2019, respectively, were driven by growth in total customers and ARPU as well as our July 2018 acquisition of MSH. The increase in customers impacted each of our revenue lines, as the additional customers purchased subscriptions across our product portfolio.
Domains
The 9.7% and 9.6% increases in domains revenue for the three and six months ended June 30, 2019, respectively, were primarily driven by the increase in domains under management from 76.9 million as of June 30, 2018 to 78.4 million as of June 30, 2019, international growth and increased aftermarket domain sales, partially offset by the impact of movements in foreign currency exchange rates.
Hosting and presence
The 14.4% and 13.3% increases in hosting and presence revenue for the three and six months ended June 30, 2019, respectively, were primarily driven by increased revenue from our website building and website security products as well as our acquisition of MSH.
Business applications
The 20.4% and 19.9% increases in business applications revenue for the three and six months ended June 30, 2019, respectively, were primarily driven by increased customer adoption of our email and productivity solutions.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%

Cost of revenue (excluding depreciation and amortization)	$254.6	$221.3	$33.3	15.0%	$491.0	$436.6	$54.4	12.5%
The 15.0% and 12.5% increases in cost of revenue for the three and six months ended June 30, 2019, respectively, were primarily attributable to higher domain costs driven by the increase in domains under management and increased aftermarket domain sales. In addition, software licensing fees increased due to higher sales of email and productivity solutions and payment processing fees increased due to our bookings growth.
Technology and development
Technology and development expenses represent the costs associated with the creation, development and distribution of our products and websites. These expenses primarily consist of personnel costs associated with the design, development, deployment, testing, operation and enhancement of our products, as well as costs associated with the data centers and systems infrastructure supporting those products, excluding depreciation expense. We expect technology and development expense to increase in absolute dollars as we continue to enhance existing products, develop new products and migrate our infrastructure to a cloud-based third-party provider. Technology and development expenses may increase or decrease as a percentage of total revenue depending on our level of investment in additional personnel and the pace of our infrastructure transition. Our investments in additional technology and development expenses are made to enhance our integrated technology infrastructure and to support our new and enhanced product offerings and the overall growth of our business.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%

Technology and development	$127.2	$105.1	$22.1	21.0%	$251.2	$207.1	$44.1	21.3%
The 21.0% and 21.3% increases in technology and development expenses for the three and six months ended June 30, 2019, respectively, were primarily attributable to increased compensation-related costs driven by higher average headcount associated with our continued product development and increased software costs related to the growth of our business.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%

Marketing and advertising	$90.3	$67.4	$22.9	34.0%	$180.6	$141.9	$38.7	27.3%
The 34.0% and 27.3% increases in marketing and advertising expenses for the three and six months ended June 30, 2019, respectively, were primarily attributable to increased discretionary advertising spend associated with continued growth of our business.
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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%

Customer care	$87.6	$76.3	$11.3	14.8%	$177.9	$156.7	$21.2	13.5%
The 14.8% and 13.5% increases in customer care expenses for the three and six months ended June 30, 2019, respectively, were primarily driven by increased costs associated with the continued expansion of our international third-party Customer Care locations, the continued growth of our business and our acquisition of MSH.
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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%

General and administrative	$104.8	$81.0	$23.8	29.4%	$197.8	$157.4	$40.4	25.7%
Excluding the $18.1 million accrual for the legal settlement discussed in Note 11 to our financial statements, general and administrative expenses increased 7.0% and 14.2% for the three and six months ended June 30, 2019, respectively. The increases were primarily due to increased compensation-related costs driven by increased average headcount associated with the continued growth of our business and our acquisition of MSH, partially offset by lower acquisition-related expenses.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%

Depreciation and amortization	$53.8	$57.0	$(3.2)	(5.6)%	$111.0	$114.8	$(3.8)	(3.3)%
There were no material changes in depreciation and amortization expenses.
Interest expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%

Interest expense	$23.1	$24.7	$(1.6)	(6.5)%	$47.5	$48.5	$(1.0)	(2.1)%
There were no material changes in interest expense.
Loss on debt extinguishment
In June 2019, we recognized a loss on debt extinguishment of $14.5 million related to the $600.0 million partial prepayment of our existing Term Loans with the proceeds of the issuance of the Senior Notes. See Note 8 to our financial statements for additional discussion.
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
We have incurred significant long-term debt, as described below, to fund acquisitions and for our working capital needs. As a result of our debt, we are limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities, strategic acquisitions or share repurchases. However, the restrictions under the Credit Facility are subject to a number of qualifications and may be amended with lender consent.
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
Credit Facility and Senior Notes
Our Credit Facility consists of the Term Loans maturing on February 15, 2024 and the Revolver maturing on February 15, 2024. In June 2019, we issued unsecured 5.25% Senior Notes in an aggregate principal amount of $600.0 million. The full principal is payable at maturity on December 1, 2027, subject to earlier repurchase or redemption, as described in the indenture governing the Senior Notes. The proceeds from the issuance of the Senior Notes were used to prepay $600.0 million in aggregate principal amount of the Term Loans. Concurrent with the issuance of the Senior Notes, we amended the Credit Facility to increase the borrowing capacity of the Revolver to $600.0 million, reduce its interest rate margins and extend its maturity date. See further discussion in Note 8 to our financial statements.
The Credit Facility and the Senior Notes contain covenants restricting, among other things, our ability, or the ability of our subsidiaries, to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes including mergers and consolidations, sell assets, make restricted payments including dividends, distributions and investments, prepay junior indebtedness and engage in operations other than in connection with acting as a holding company, subject to customary exceptions. As of June 30, 2019, we were in compliance with all such covenants.
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
Tax Receivable Agreements
As of June 30, 2019, the liability under the TRAs was $175.3 million, as described in Note 13 to our financial statements. We currently do not expect to begin making payments related to the existing liability under the TRAs until 2022. We may record additional liabilities under the TRAs as our estimates of the future utilization of the tax attributes, NOLs and other tax benefits change.
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
Share Repurchase Program
In November 2018, our Board approved the repurchase of up to $500.0 million of our Class A common stock. We may purchase shares from time to time in open market purchases, block transactions and privately negotiated transactions, in accordance with applicable federal securities laws. The share repurchase program has no time limit, does not obligate us to make any repurchases and may be modified, suspended or terminated by us at any time without prior notice. The amount and timing of repurchases are subject to a variety of factors including liquidity, share price, market conditions and legal requirements, and will be funded by available cash and cash equivalents. As of June 30, 2019, no shares have been repurchased.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2019	2018

Net cash provided by operating activities	$361.0	$277.3
Net cash used in investing activities	(88.5)	(70.8)
Net cash provided by (used in) financing activities	(5.4)	21.9
Effect of exchange rate changes on cash and cash equivalents	(0.7)	(1.4)
Net increase in cash and cash equivalents	$266.4	$227.0
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
Net cash provided by operating activities increased $83.7 million from $277.3 million during the six months ended June 30, 2018 to $361.0 million during the six months ended June 30, 2019, primarily driven by our bookings growth.
Investing Activities
Our investing activities primarily consist of strategic acquisitions and purchases of property and equipment to support the overall growth of our business and our increased international presence. We expect our investing cash flows to be affected by the timing of payments we make for capital expenditures and the strategic acquisition or other growth opportunities we decide to pursue.
Net cash used in investing activities increased $17.7 million from $70.8 million during the six months ended June 30, 2018 to $88.5 million during the six months ended June 30, 2019, primarily due to a $22.9 million increase in business acquisitions.
Financing Activities
Our financing activities primarily consist of long-term debt borrowings, the repayment of principal on long-term debt and stock option exercises.
Net cash from financing activities decreased $27.3 million from $21.9 million provided during the six months ended June 30, 2018 to $5.4 million used during the six months ended June 30, 2019, primarily resulting from a $24.3 million increase in acquisition contingent consideration payments as well as the payment of $10.9 million of financing-related costs associated with the issuance of the Senior Notes in 2019.
Deferred Revenue
See Note 6 to our financial statements for details regarding the expected future recognition of deferred revenue as of June 30, 2019.
Off-Balance Sheet Arrangements
As of June 30, 2019 and December 31, 2018, we had no off-balance sheet arrangements that had, or which are reasonably likely to have, a material effect on our financial statements.

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
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts may fail to meet their contractual obligations. To mitigate such counterparty credit risk, we enter into contracts only with carefully selected financial institutions based upon ongoing evaluations of their creditworthiness. As a result, we do not believe we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of June 30, 2019.
Foreign Currency Risk
We manage our exposure to changes in foreign currency exchange rates through the use of foreign exchange forward contracts and cross-currency swap contracts. See Note 9 to our financial statements for a summary of the notional amounts and fair values of such arrangements.
Foreign Exchange Forward Contracts
A portion of our bookings, revenue and operating expenses is denominated in foreign currencies, which are subject to exchange rate fluctuations. Our most significant foreign currency exposures are the Euro, the British pound, the Canadian dollar, the Australian dollar and the Indian Rupee. Our reported bookings, revenues and operating results may be impacted by fluctuations in foreign currency exchange rates. Fluctuations in foreign currency exchange rates may also cause us to recognize transaction gains and losses in our statements of operations; however, to date, such amounts have not been material. As our international operations continue to grow, our exposure to fluctuations in currency rates will increase, which may increase the costs associated with this growth. During the three months ended June 30, 2019, total bookings growth in constant currency would have been approximately 170 basis points higher and total revenue growth would have been approximately 160 basis points higher. Constant currency is calculated by translating bookings and revenue for each month in the current period using the foreign currency exchange rate for the corresponding month in the prior period, excluding any hedging gains or losses realized during the period.
From time-to-time, we may utilize foreign exchange forward contracts to manage the volatility of our bookings and revenue related to foreign currency transactions. These forward contracts reduce, but do not eliminate, the impact of adverse currency exchange rate fluctuations. We generally designate these forward contracts as cash flow hedges for accounting purposes. Changes in the intrinsic value of designated hedges are recorded as a component of AOCI. Gains and losses, once realized, are recorded as a component of AOCI and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. At June 30, 2019, the realized and unrealized gain included in AOCI related to designated hedges totaled $3.4 million.

Cross-Currency Swap Contract
In order to manage variability due to movements in foreign currency rates related to a Euro-denominated intercompany loan, we entered into the five-year Cross-Currency Swap in April 2017. The Cross-Currency Swap, which matures on April 3, 2022, had a notional amount of €1,215.3 million at June 30, 2019 and converts the fixed rate Euro-denominated interest and principal receipts on the intercompany loan into fixed U.S. dollar interest and principal receipts. The Cross-Currency Swap, which is designated as a cash flow hedge and recognized as an asset or liability at fair value, effectively creates a fixed-rate U.S. dollar intercompany loan from a fixed rate Euro-denominated intercompany loan, thereby reducing our exposure to foreign currency fluctuations between the Euro and U.S. dollar. Changes to the fair value of our Cross-Currency Swap due to changes in the value of the U.S. dollar relative to the Euro would be largely offset by the net change in the fair values of the underlying hedged items.
Interest Rate Risk
Interest rate risk reflects our exposure to movements in interest rates associated with our variable-rate debt. Total borrowings under our Credit Facility were $1,844.8 million as of June 30, 2019. These borrowings bear interest at a rate equal to, at our option, either (a) LIBOR plus 2.00% per annum or (b) 1.00% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%. See Note 8 to our financial statements for additional information regarding the Credit Facility.
In April 2017, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement to effectively convert a portion of the variable-rate debt to fixed. The interest rate swap, the notional amount of which was $1,295.6 million at June 30, 2019, matures on April 3, 2022 and swaps the variable interest rate on our LIBOR-based borrowings for a fixed rate of 5.44%. The objective of the interest rate swap, which is designated as a cash flow hedge, is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.
For the balance of our long-term debt not subject to the Interest Rate Swap, the effect of a hypothetical 10% change in interest rates would not have had a material impact on our interest expense.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.
Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the second quarter of 2019, we migrated our financial processing systems, including our general ledger, to Workday. This global implementation involved the migration of multiple legacy systems and users to a common platform. In connection with this implementation, we modified the design and documentation of our internal control processes and procedures relating to the new system.
No other changes in our internal control over financial reporting occurred during the quarter ended June 30, 2019 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II - OTHER INFORMATION
Item 1.    Legal Proceedings
The information required by this item is provided in Note 11 to our financial statements included in Part 1, Item 1 of this Form 10-Q, and is incorporated herein by reference.
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
Our performance may be negatively impacted by our recently announced CEO transition, and we will continue to depend on the services and performance of our other senior management and key employees.
We recently announced that our Chief Executive Officer, Scott W. Wagner, has resigned from the company for personal health reasons, effective as September 4, 2019. We have appointed Aman Bhutani as his successor. Our future performance will depend, in part, on the successful transition of Mr. Bhutani as our new Chief Executive Officer. If we do not successfully manage our CEO transition, it could be viewed negatively by our customers, employees or investors and could have an adverse impact on our business. Our future performance also will continue to depend on the services and contributions of our other senior management and key employees to execute on our business plan and to identify and pursue new opportunities and product innovations. The loss of services of senior management or other key employees could significantly delay or prevent the achievement of our development and strategic objectives and could adversely affect our business, financial condition and operating results.

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
•changes in U.S. or foreign regulations, such as the GDPR, that could impact one or more of our product offerings or changes to regulatory bodies, such as ICANN, as well as increased regulation by governments or multi-

governmental organizations, such as the International Telecommunications Union, a specialized agency of the United Nations or the E.U., that could affect our business and our industry;
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
Our ability to obtain debt or equity funding will depend on a number of factors, including market conditions, interest rates, our operating performance, our credit rating and investor interest. Additional funding may not be available to us on acceptable terms or at all. If adequate funds are not available, we may be required to reduce expenditures, including curtailing our growth strategies, foregoing acquisitions or reducing our product development efforts. If we succeed in raising additional funds through the issuance of equity or equity-linked securities, then existing stockholders could experience substantial dilution. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences and privileges senior to those of the holders of our Class A common stock. In addition, any such issuance could subject us to restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Further, to the extent we incur additional indebtedness or such other obligations, the risks associated with our substantial leverage described elsewhere in this filing, including our possible inability to service our debt, would increase.
Because we are generally required to recognize revenue for our products over the term of the applicable agreement, changes in our sales may not be immediately reflected in our operating results.
As described in Note 2 to our audited financial statements, which are included in the 2018 Form 10-K, we generally recognize revenue from our customers ratably over the respective terms of their subscriptions in accordance with GAAP. Our subscription terms are typically one year, but can range from monthly terms to multi-annual terms of up to 10 years depending on the product. Accordingly, increases in sales during a particular period do not translate into immediate, proportional increases in revenue during such period, and a substantial portion of the revenue we recognize during a quarter is derived from deferred revenue from customer subscriptions we entered into during previous quarters. As a result, our margins may suffer despite substantial sales activity during a particular period, since GAAP does not permit us to recognize all of the revenue from our sales immediately. Conversely, a decline in new or renewed subscriptions in any one quarter may not be reflected in our revenue for that quarter and the existence of substantial deferred revenue may prevent deteriorating sales activity from becoming immediately observable in our statements of operations. In addition, we may not be able to adjust spending in a timely manner to compensate for any unexpected sales shortfall, and any significant shortfall relative to planned expenditures could negatively impact our business and results of operations.
Our failure to properly register or maintain our customers' domain names could subject us to additional expenses, claims of loss or negative publicity that could have a material adverse effect on our business.
System and process failures related to our domain name registration service may result in inaccurate and incomplete information in our domain name database. Despite testing, system and process failures and other vulnerabilities may remain undetected or unknown, which could result in compromised customer data, loss of or delay in revenues, failure to achieve market acceptance, injury to our reputation or increased product costs, any of which could harm our business. For example, one or more threat actors exploited a vulnerability in the configuration of our DNS setup process to leverage approximately 4,000 reported customer domains to send email messages about a "sextortion" scheme in July 2018, as well as a high-profile bomb threat hoax in December 2018. Furthermore, the requirements for securing and renewing domain names vary from registry to registry and are subject to change. We cannot guarantee we will be able to readily adopt and comply with the various registry requirements. Our failure or inability to properly register or maintain our customers' domain names, whether as a result of the actions of our customers or us, might result in significant expenses and subject us to claims of loss or to negative publicity, which could harm our business, brand and operating results.

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
We are involved in numerous lawsuits, including putative, and at least one certified, class action lawsuits, that are expensive and time consuming and could adversely affect our business, financial condition and results of operations.
In addition to intellectual property claims, we are also involved in other types of litigation and claims, including claims relating to commercial disputes, consumer protection, and employment, such as sexual harassment. For example, we have faced or continue to face claims related to the Fair Labor Standards Act, the Telephone Consumer Protection Act, the American with Disabilities Act and the Arizona Consumer Fraud Act (and similar state consumer protection statutes). We recently entered into an agreement in principle to settle a class action complaint alleging violation of the Telephone Consumer Protection Act, pursuant to which we will make available a total of up to $35.0 million to pay: (i) class members, at their election, either a cash settlement or a credit to be used for future purchases of products from us, (ii) an incentive payment to the class representative, (iii) notice and administration costs in connection with the settlement, and (iv) attorneys' fees and expenses to legal counsel representing the class (see Part II, Item 1 for additional details). Plaintiffs in such current and future litigation matters often file such lawsuits on behalf of a putative or certified class and typically claim substantial statutory damages and attorneys' fees, and often seek changes to our products, features or business practices. As a result, although the results of any such current or future litigation, regardless of the underlying nature of the claims, cannot be predicted with certainty, the final outcome of any current or future claims or lawsuits we face could adversely affect our business, financial condition and results of operations. Any negative outcome from claims or litigation, including settlements, could result in payments of substantial monetary damages or fines, attorneys' fees or costly and significant and undesirable changes to our products, features, marketing efforts or business practices. Further, claims or litigation brought against our customers or business partners may subject us to indemnification obligations or obligations to refund fees to, and adversely affect our relationships with, our customers or business partners. Such indemnification or refund obligations or litigation judgments or settlements that result in the payment of substantial monetary damages, fines and attorneys' fees may not be sufficiently covered by our insurance policies if at all.
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
The FCC previously passed Open Internet rules in February 2015, effective in June 2015, generally providing for Internet neutrality with respect to fixed and mobile broadband Internet service. On December 14, 2017, the FCC voted to repeal these Internet neutrality regulations and return to a "light touch" regulatory framework known as the "Restoring Internet Freedom

Order." The FCC's new rules, which took effect in June 2018, repealed the neutrality obligations imposed by the 2015 rules and granted providers of broadband internet access services greater freedom to make changes to their services, including, potentially, changes that may discriminate against or otherwise harm our business. However, a number of parties have appealed these rules, which appeals are currently being reviewed by the D.C. Circuit Court of Appeals; thus the future impact of the FCC's repeal and any changes thereto remains uncertain. In addition, in September 2018, California enacted the California Internet Consumer Protection and Net Neutrality Act of 2018, making California the fourth state to enact a state-level net neutrality law since the FCC repealed its nationwide regulations. This act mandated that all broadband services in California be provided in accordance with California's net neutrality requirements. The U.S. Department of Justice has sued to block the law going into effect, and California has agreed to delay enforcement until the resolution of the FCC's repeal of the federal rules. A number of other states are considering legislation or execution action that would regulate the conduct of broadband providers. We cannot predict whether the FCC order or state initiatives will be modified, overturned or vacated by legal action.
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
In December 2017, legislation commonly referred to as the Tax Cuts and Jobs Act (TCJA) was signed into law, making many significant changes to U.S. tax laws, including, but not limited to, decreasing the U.S. federal corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. We have calculated the impact of the TCJA in accordance with our understanding of the TCJA and guidance available as of the date of the 2018 Form 10-K, as described in more detail in the notes to our audited financial statements contained therein. The consequences of these changes, including whether and how state, local and foreign jurisdictions will react to such changes, have not yet been fully determined. Additional changes in corporate tax rates, the realizability of the net DTAs relating to our U.S. operations, the taxation of foreign earnings and the deductibility of expenses contained in the TCJA or other tax reform legislation could have a material impact on the value of our DTAs, could result in significant one-time charges and could increase our future U.S. tax expense. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. The foregoing items could have an adverse effect on our operating results, cash flow or financial condition.
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
In November 2018, our board of directors approved the repurchase of up to $500 million of our Class A common stock through a share repurchase program. We may make these share repurchases through a variety of methods, including open share market purchases, block transactions or privately negotiated transactions, in accordance with applicable federal securities laws. As of June 30, 2019, we have not repurchased any shares. The share repurchase program has no time limit, does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, share price, market and economic conditions, applicable legal requirements and other relevant factors. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
Risks related to our indebtedness and the Senior Notes
Our substantial indebtedness could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business and our ability to react to changes in the economy or our industry, as well as divert our cash flow from operations for debt payments and prevent us from meeting our debt obligations.
Our substantial indebtedness, including the Senior Notes, could have a material adverse effect on our business and financial condition, including:
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

•creating a risk of foreclosure if we default on our indebtedness and are unable to pay any accelerated obligations;
•making it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants, could result in a default accelerating our obligation to repay indebtedness;
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
We may incur significant additional indebtedness in the future, which would exacerbate the leverage risks described above. Although the agreements governing our indebtedness contain restrictions on our incurring additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions. In addition, these restrictions also do not prevent us from incurring obligations, such as trade payables.
The agreements governing our indebtedness impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities and making payments on our indebtedness.
The agreements governing our indebtedness, including the Senior Notes, impose significant operating and financial restrictions on us. These restrictions limit the ability of our subsidiaries, and effectively place restrictions on our ability to, among other things:
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
In addition, the Credit Facility requires us to comply with specified leverage ratios under certain circumstances. Our ability to comply with these provisions may be affected by events beyond our control, and these provisions could limit our ability to plan for or react to market conditions, meet capital needs or otherwise conduct our business.
As a result of the restrictions described above, we will be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. There can be no assurance that we will be able to comply with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders or amend the covenants. Our failure to comply with these restrictive covenants as well as other terms of our indebtedness or the terms of any future indebtedness could result in a default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or are unable to refinance these borrowings, our results of operations and financial condition could be adversely affected.
Our ability to service our indebtedness and, in particular, repay the Senior Notes will depend on our cash flow from operations and our compliance with the agreements governing our indebtedness.
Economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond our control, may have an adverse effect on our future operating performance and cash flows, which could adversely affect our ability to service our indebtedness and repay the Senior Notes. If we do not generate sufficient cash to service our indebtedness and repay the Senior Notes, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to restructure or refinance our debt will depend on the capital markets and our financial condition at such time. Any refinancing of our debt could result in higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of the agreements governing our indebtedness or any such future agreements we may enter into may restrict us from adopting some of these alternatives. In addition, any failure to make scheduled payments on our indebtedness would likely result in a reduction of our credit rating, which could harm our ability to access additional capital on commercially reasonable terms or at all.
Each of our subsidiaries is a distinct legal entity and may be subject to legal or contractual restrictions limiting their ability to make distributions to us, which could negatively affect our ability to service our indebtedness and repay the Senior Notes. For example, our restricted subsidiaries may be able to incur encumbrances containing restrictions on their ability to pay dividends or make other intercompany payments to us. In the event we do not receive sufficient cash from our subsidiaries, we will be unable to make required payments on the Senior Notes. In addition, if we repatriate funds from our international subsidiaries to service our indebtedness, we may be subject to a higher effective tax rate, which could negatively affect our results of operations and financial condition.
In the event of a default under the Credit Facility or any future agreements governing our indebtedness and our failure to obtain a waiver of such default from the lenders, our lenders could exercise their right to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, which could have a negative impact on our ability to make payments on the Senior Notes and could substantially decrease the market value of the Senior Notes. Such lenders could also elect to terminate their commitments, cease making further loans and institute foreclosure proceedings, and we may, as a result, seek protection under the U.S. bankruptcy code.
We may be required to repurchase some of the Senior Notes upon a change of control triggering event.
Holders of the Senior Notes can require us to repurchase the Senior Notes upon a change of control. Our ability to repurchase the Senior Notes may be limited by law or the terms of other agreements relating to our indebtedness. In addition, we may not have sufficient funds to repurchase the Senior Notes or have the ability to arrange necessary financing on acceptable terms, if at all. A change of control may also constitute a default under, or result in the acceleration of the maturity of, our other then-existing indebtedness. Our failure to repurchase the Senior Notes would result in a default under the Senior Notes, which may result in the acceleration of the Senior Notes and other then-existing indebtedness. We may not have sufficient funds to make any payments triggered by such acceleration, which could result in foreclosure proceedings and our seeking protection under the U.S. bankruptcy code.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
Not applicable.

Item 6.    Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.1	Indenture, dated as of June 4, 2019, by and among Go Daddy Operating Company, LLC, GD Finance Co, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee.	8-K	001-36904	4.1	6/7/19
10.1	Purchase Agreement, dated as of May 30, 2019, by and among Go Daddy Operating Company, LLC, GD Finance Co, Inc., the subsidiary guarantors party thereto and the Initial Purchasers	8-K	001-36904	10.1	5/31/19
10.2	Joinder and Amendment Agreement, by and among Go Daddy Operating Company, LLC, GD Finance Co, Inc., the guarantors party thereto, the lenders party thereto and Barclays Bank PLC, as administrative agent, collateral agent, swingline lender and letter of credit issuer.	8-K	001-36904	10.1	6/7/19
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
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

GODADDY INC.

Date:	August 1, 2019	/s/ Ray E. Winborne
Ray E. Winborne
Chief Financial Officer