Form 10-Q
period 2019-09-30
GoDaddy Inc.
filed 2019-11-07
CIK 1609711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
(480) 505-8800
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	GDDY	NYSE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                         ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒
As of November 1, 2019, there were 170,744,947 shares of GoDaddy Inc.'s Class A common stock, $0.001 par value per share, outstanding and 1,527,271 shares of GoDaddy Inc.'s Class B common stock, $0.001 par value per share, outstanding.

GoDaddy Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2019

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

•	our ability to continue to efficiently acquire customers, maintain our high customer retention rates and maintain the level of our customers' lifetime spend;

•	our ability to provide high quality Customer Care;

•	the effects of increased competition in our markets and our ability to compete effectively;

•	our ability to grow internationally;

•	the impact of fluctuations in foreign currency exchange rates on our business and our ability to effectively manage the exposure to such fluctuations;

•	our ability to effectively manage our growth and associated investments, including our migration of the vast majority of our infrastructure to the public cloud;

•	our ability to integrate acquisitions;

•	our ability to maintain our relationships with our partners;

•	adverse consequences of our substantial level of indebtedness and our ability to repay our debt;

•	our ability to maintain, protect and enhance our intellectual property;

•	our ability to maintain or improve our market share;

•	sufficiency of cash and cash equivalents to meet our needs for at least the next 12 months;

•	beliefs and objectives for future operations;

•	our ability to stay in compliance with laws and regulations currently applicable to, or which may become applicable to, our business both in the United States (U.S.) and internationally;

•	economic and industry trends or trend analysis;

•	our ability to attract and retain qualified employees and key personnel;

•	the amount and timing of any payments we make under tax receivable agreements (TRAs) or for tax distributions;

•	the future trading prices of our Class A common stock;

•	our expectations regarding the outcome of any litigation;

•	the amount and timing of any repurchases of our Class A common stock under our share repurchase programs;
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

iii

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
GoDaddy Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except shares in thousands and per share amounts)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$966.7	$932.4
Short-term investments	23.5	18.9
Accounts and other receivables	29.0	26.4
Registry deposits	22.5	28.3
Prepaid domain name registry fees	382.7	363.2
Prepaid expenses and other current assets	60.2	58.1
Total current assets	1,484.6	1,427.3
Property and equipment, net	255.4	299.0
Operating lease assets	190.4	—
Prepaid domain name registry fees, net of current portion	182.1	183.6
Goodwill	2,932.2	2,948.0
Intangible assets, net	1,108.6	1,211.5
Other assets	14.3	14.0
Total assets	$6,167.6	$6,083.4
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$71.4	$61.6
Accrued expenses and other current liabilities	338.9	414.3
Deferred revenue	1,539.9	1,393.7
Long-term debt	19.1	16.6
Total current liabilities	1,969.3	1,886.2
Deferred revenue, net of current portion	656.2	623.8
Long-term debt, net of current portion	2,383.1	2,394.2
Operating lease liabilities, net of current portion	184.0	—
Payable to related parties pursuant to tax receivable agreements	175.3	174.3
Other long-term liabilities	19.4	63.2
Deferred tax liabilities	100.4	117.2
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value - 50,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value - 1,000,000 shares authorized; 171,422 and 168,549 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	0.2	0.2
Class B common stock, $0.001 par value - 500,000 shares authorized; 1,529 and 6,254 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	921.2	699.8
Retained earnings (accumulated deficit)	(155.0)	164.8
Accumulated other comprehensive loss	(98.5)	(72.1)
Total stockholders' equity attributable to GoDaddy Inc.	667.9	792.7
Non-controlling interests	12.0	31.8
Total stockholders' equity	679.9	824.5
Total liabilities and stockholders' equity	$6,167.6	$6,083.4
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except share amounts in thousands and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Domains	$345.3	$309.5	$999.3	$906.0
Hosting and presence	285.0	263.2	833.7	747.6
Business applications	130.2	106.8	374.7	310.7
Total revenue	760.5	679.5	2,207.7	1,964.3
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	265.0	226.9	756.0	663.5
Technology and development	116.4	112.2	367.6	319.3
Marketing and advertising	79.6	70.1	260.2	212.0
Customer care	86.0	81.8	263.9	238.5
General and administrative	72.2	89.7	270.0	247.1
Depreciation and amortization	49.9	61.3	160.9	176.1
Total costs and operating expenses	669.1	642.0	2,078.6	1,856.5
Operating income	91.4	37.5	129.1	107.8
Interest expense	(22.9)	(25.0)	(70.4)	(73.5)
Tax receivable agreements liability adjustment	—	—	8.7	(0.1)
Loss on debt extinguishment	—	—	(14.5)	—
Other income (expense), net	5.6	0.7	17.0	1.9
Income before income taxes	74.1	13.2	69.9	36.1
Benefit for income taxes	2.7	0.9	7.4	2.4
Net income	76.8	14.1	77.3	38.5
Less: net income attributable to non-controlling interests	0.6	0.9	0.8	3.9
Net income attributable to GoDaddy Inc.	$76.2	$13.2	$76.5	$34.6
Net income attributable to GoDaddy Inc. per share of Class A common stock:
Basic	$0.44	$0.08	$0.44	$0.23
Diluted	$0.42	$0.08	$0.42	$0.21
Weighted-average shares of Class A common stock outstanding:
Basic	174,820	162,359	173,957	151,015
Diluted	181,654	182,392	182,926	180,938
___________________________
(1) Costs and operating expenses include equity-based compensation as follows:
Cost of revenue	$0.1	$—	$0.3	$—
Technology and development	10.6	14.5	50.9	41.8
Marketing and advertising	2.3	2.4	10.7	7.4
Customer care	1.5	1.4	6.7	3.9
General and administrative	3.2	12.3	37.6	37.2
Total equity-based compensation	$17.7	$30.6	$106.2	$90.3

See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$76.8	$14.1	$77.3	$38.5
Foreign exchange forward contracts gain (loss), net	2.0	1.1	2.8	8.1
Unrealized swap gain (loss), net	9.6	3.5	(1.5)	15.1
Change in foreign currency translation adjustment	7.7	(2.8)	14.0	0.8
Comprehensive income	96.1	15.9	92.6	62.5
Less: comprehensive income attributable to non-controlling interests	0.8	0.9	1.4	8.2
Comprehensive income attributable to GoDaddy Inc.	$95.3	$15.0	$91.2	$54.3
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statement of Stockholders' Equity (unaudited)
(In millions, except share amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	168,549	$0.2	6,254	$—	$699.8	$164.8	$(72.1)	$31.8	$824.5
Impact of adoption of lease accounting standard	—	—	—	—	—	3.3	—	—	3.3
Net income	—	—	—	—	—	12.9	—	0.3	13.2
Equity-based compensation	—	—	—	—	46.9	—	—	—	46.9
Sales of Class A common stock, net of issuance costs	8	—	—	—	—	—	—	—	—
Stock option exercises	894	—	—	—	18.3	—	—	(0.7)	17.6
Exchanges of LLC Units	4,601	—	(4,601)	—	8.5	—	(2.6)	(5.9)	—
Liability pursuant to tax receivable agreements resulting from exchanges of LLC Units	—	—	—	—	(9.7)	—	—	—	(9.7)
Impact of derivatives, net	—	—	—	—	—	—	(0.2)	—	(0.2)
Change in foreign currency translation adjustment	—	—	—	—	—	—	27.8	—	27.8
Attribution of AOCI to non-controlling interests	—	—	—	—	—	—	(0.7)	0.7	—
Vesting of restricted stock units	1,063	—	—	—	—	—	—	—	—
Adjustment to prior period non-controlling interests allocations	—	—	—	—	51.7	—	(38.5)	(13.2)	—
Balance at March 31, 2019	175,115	0.2	1,653	—	815.5	181.0	(86.3)	13.0	923.4
Net loss	—	—	—	—	—	(12.6)	—	(0.1)	(12.7)
Equity-based compensation	—	—	—	—	41.6	—	—	—	41.6
Stock option exercises	867	—	—	—	20.1	—	—	(0.7)	19.4
Issuance of Class A common stock under ESPP	303	—	—	—	16.6	—	—	—	16.6
Exchanges of LLC Units	87	—	(87)	—	0.3	—	—	(0.3)	—
Impact of derivatives, net	—	—	—	—	—	—	(10.1)	—	(10.1)
Change in foreign currency translation adjustment	—	—	—	—	—	—	(21.5)	—	(21.5)
Attribution of AOCI to non-controlling interests	—	—	—	—	—	—	0.3	(0.3)	—
Vesting of restricted stock units	355	—	—	—	—	—	—	—	—
Balance at June 30, 2019	176,727	0.2	1,566	—	894.1	168.4	(117.6)	11.6	956.7

GoDaddy Inc.
Condensed Consolidated Statement of Stockholders' Equity (unaudited) (continued)
(In millions, except share amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Net income	—	—	—	—	—	76.2	—	0.6	76.8
Equity-based compensation	—	—	—	—	17.7	—	—	—	17.7
Stock option exercises	425	—	—	—	9.3	—	—	(0.3)	9.0
Repurchases of Class A common stock	(6,166)	—	—	—	—	(399.6)	—	—	(399.6)
Exchanges of LLC Units	37	—	(37)	—	0.1	—	—	(0.1)	—
Impact of derivatives, net	—	—	—	—	—	—	11.6	—	11.6
Change in foreign currency translation adjustment	—	—	—	—	—	—	7.7	—	7.7
Attribution of AOCI to non-controlling interests	—	—	—	—	—	—	(0.2)	0.2	—
Vesting of restricted stock units	399	—	—	—	—	—	—	—	—
Balance at September 30, 2019	171,422	$0.2	1,529	$—	$921.2	$(155.0)	$(98.5)	$12.0	$679.9

GoDaddy Inc.
Condensed Consolidated Statement of Stockholders' Equity (unaudited) (continued)
(In millions, except share amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	132,993	$0.1	35,006	$—	$484.4	$87.7	$(85.7)	$60.0	$546.5
Net income	—	—	—	—	—	3.3	—	0.9	4.2
Equity-based compensation	—	—	—	—	31.5	—	—	—	31.5
Stock option exercises	1,632	—	—	—	24.4	—	—	(3.7)	20.7
Exchanges of LLC Units	12,925	—	(12,925)	—	11.8	—	—	(11.8)	—
Liability pursuant to tax receivable agreements resulting from exchanges of LLC Units	—	—	—	—	(14.5)	—	—	—	(14.5)
Impact of derivatives, net	—	—	—	—	—	—	2.3	—	2.3
Change in foreign currency translation adjustment	—	—	—	—	—	—	5.6	—	5.6
Attribution of AOCI to non-controlling interests	—	—	—	—	—	—	(2.6)	2.6	—
Vesting of restricted stock units	809	—	—	—	—	—	—	—	—
Balance at March 31, 2018	148,359	0.1	22,081	—	537.6	91.0	(80.4)	48.0	596.3
Net income	—	—	—	—	—	18.1	—	2.1	20.2
Equity-based compensation	—	—	—	—	28.2	—	—	—	28.2
Stock option exercises	1,020	0.1	—	—	16.1	—	—	(1.2)	15.0
Issuance of Class A common stock under ESPP	286	—	—	—	11.9	—	—	—	11.9
Exchanges of LLC Units	8,175	—	(8,175)	—	7.9	—	—	(7.9)	—
Liability pursuant to tax receivable agreements resulting from exchanges of LLC Units	—	—	—	—	(11.6)	—	—	—	(11.6)
Impact of derivatives, net	—	—	—	—	—	—	16.3	—	16.3
Change in foreign currency translation adjustment	—	—	—	—	—	—	(2.0)	—	(2.0)
Attribution of AOCI to non-controlling interests	—	—	—	—	—	—	(1.7)	1.7	—
Vesting of restricted stock units	258	—	—	—	—	—	—	—	—
Balance at June 30, 2018	158,098	0.2	13,906	—	590.1	109.1	(67.8)	42.7	674.3

GoDaddy Inc.
Condensed Consolidated Statement of Stockholders' Equity (unaudited) (continued)
(In millions, except share amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total
	Shares	Amount	Shares	Amount
Net income	—	—	—	—	—	13.2	—	0.9	14.1
Equity-based compensation	—	—	—	—	30.6	—	—	—	30.6
Stock option exercises	988	—	—	—	20.4	—	—	(1.3)	19.1
Sales of Class A common stock, net of issuance costs	8	—	—	—	—	—	—	—	—
Exchanges of LLC Units	7,587	—	(7,587)	—	8.2	—	—	(8.2)	—
Liability pursuant to tax receivable agreements resulting from exchanges of LLC Units	—	—	—	—	(10.1)	—	—	—	(10.1)
Impact of derivatives, net	—	—	—	—	—	—	4.6	—	4.6
Change in foreign currency translation adjustment	—	—	—	—	—	—	(2.8)	—	(2.8)
Vesting of restricted stock units	247	—	—	—	—	—	—	—	—
Balance at September 30, 2018	166,928	$0.2	6,319	$—	$639.2	$122.3	$(66.0)	$34.1	$729.8
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net income	$77.3	$38.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	160.9	176.1
Equity-based compensation	106.2	90.3
Loss on debt extinguishment	14.5	—
Other	12.7	(9.8)
Changes in operating assets and liabilities, net of amounts acquired:
Registry deposits	5.5	9.5
Prepaid domain name registry fees	(20.1)	(23.0)
Deferred revenue	182.8	168.5
Other operating assets and liabilities	21.4	(18.8)
Net cash provided by operating activities	561.2	431.3
Investing activities
Purchases of short-term investments	(64.1)	(6.9)
Maturities of short-term investments	59.9	18.4
Business acquisitions, net of cash acquired	(40.3)	(147.2)
Purchases of property and equipment	(71.1)	(49.5)
Other investing activities	(1.8)	(10.1)
Net cash used in investing activities	(117.4)	(195.3)
Financing activities
Proceeds received from:
Issuance of Senior Notes	600.0	—
Stock option exercises	46.0	54.8
Issuance of Class A common stock under ESPP	16.6	11.9
Payments made for:
Repayment of term loans	(618.7)	(18.7)
Repurchases of Class A common stock	(399.6)	—
Contingent consideration for business acquisitions	(35.5)	(9.2)
Financing-related costs	(13.1)	—
Leases and other financing obligations	(3.1)	(4.8)
Net cash provided by (used in) financing activities	(407.4)	34.0
Effect of exchange rate changes on cash and cash equivalents	(2.1)	(1.5)
Net increase in cash and cash equivalents	34.3	268.5
Cash and cash equivalents, beginning of period	932.4	582.7
Cash and cash equivalents, end of period	$966.7	$851.2

Supplemental cash flow information:
Cash paid during the period for:
Interest on long-term debt, net of swap benefit	$53.4	$61.8
Income taxes, net of refunds received	$5.9	$19.6
Supplemental information for non-cash investing and financing activities:
Acquisition date fair value of contingent consideration	$—	$45.6
Accrued purchases of property and equipment at period end	$3.0	$4.8
Landlord paid tenant improvements included in purchases of property and equipment	$7.6	$—

See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except share amounts in thousands and per share amounts)
1.    Organization and Background
Organization
We are the sole managing member of Desert Newco, and as a result, we consolidate its financial results and report non-controlling interests representing the economic interests held by its other members. The calculation of non-controlling interests excludes any net income attributable directly to GoDaddy Inc. We owned approximately 99% of Desert Newco's limited liability company units (LLC Units) as of September 30, 2019.
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
Segment
As of September 30, 2019, our chief operating decision maker function was comprised of our Chief Executive Officer who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance for the entire company. Accordingly, we have a single operating and reportable segment.
2.    Summary of Significant Accounting Policies
Assets Recognized from Contract Costs
Fees paid to various registries at the inception of a domain registration or renewal represent costs to fulfill a contract. We capitalize and amortize these prepaid domain name registry fees to cost of revenue consistent with the pattern of transfer of the service to which the asset relates. During the three months ended September 30, 2019 and 2018, amortization expense of such asset was $154.3 million and $151.2 million, respectively. During the nine months ended September 30, 2019 and 2018, amortization expense of such asset was $456.6 million and $445.2 million, respectively.
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
Fair Value Measurements
The following tables set forth assets and liabilities measured at fair value on a recurring basis:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Reverse repurchase agreements(1)	$—	$70.0	$—	$70.0
Commercial paper	—	101.4	—	101.4
Money market funds	274.6	—	—	274.6
Short-term investments:
Commercial paper and other	0.7	22.8	—	23.5
Derivative assets	—	3.0	—	3.0
Total assets measured and recorded at fair value	$275.3	$197.2	$—	$472.5
Liabilities:
Contingent consideration liabilities	$—	$—	$25.3	$25.3
Derivative liabilities	—	60.6	—	60.6
Total liabilities measured and recorded at fair value	$—	$60.6	$25.3	$85.9

(1)	Reverse repurchase agreements include a $70.0 million repurchase agreement with Morgan Stanley, callable with 31 days notice.

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Reverse repurchase agreements(1)	$—	$70.0	$—	$70.0
Commercial paper	—	71.4	—	71.4
Money market funds	338.6	—	—	338.6
Short-term investments:
Commercial paper and other	0.9	18.0	—	18.9
Total assets measured and recorded at fair value	$339.5	$159.4	$—	$498.9
Liabilities:
Contingent consideration liabilities	$—	$—	$67.9	$67.9
Derivative liabilities	—	120.5	—	120.5
Total liabilities measured and recorded at fair value	$—	$120.5	$67.9	$188.4

(1)	Reverse repurchase agreements include a $70.0 million repurchase agreement with Morgan Stanley, callable with 31 days notice.

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

	Nine Months Ended September 30,
	2019	2018
Balance at beginning of period	$67.9	$20.7
Acquisition date fair value of contingent consideration	—	45.6
Adjustments to fair value recognized in earnings	1.9	10.0
Contingent consideration payments	(44.3)	(10.0)
Impact of foreign currency translation and other	(0.2)	1.0
Balance at end of period	$25.3	$67.3

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
In August 2018, the FASB issued new guidance aligning the accounting for implementation costs incurred in cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We plan to adopt this guidance prospectively on January 1, 2020 and do not expect a material impact at adoption.
3.    Goodwill and Intangible Assets
The following table summarizes changes in goodwill:

Balance at December 31, 2018	$2,948.0
Goodwill related to acquisitions	21.1
Impact of foreign currency translation	(36.9)
Balance at September 30, 2019	$2,932.2

Intangible assets, net are as follows:

	September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	150.9	n/a	150.9
Finite-lived intangible assets:
Customer-related	816.2	$(449.1)	367.1
Developed technology	148.2	(59.5)	88.7
Trade names	77.7	(20.8)	56.9
	$1,638.0	$(529.4)	$1,108.6

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	152.4	n/a	152.4
Finite-lived intangible assets:
Customer-related	850.5	$(407.5)	443.0
Developed technology	206.9	(103.1)	103.8
Trade names and other	92.9	(25.6)	67.3
	$1,747.7	$(536.2)	$1,211.5

Amortization expense was $29.0 million and $37.3 million for the three months ended September 30, 2019 and 2018, respectively, and was $91.0 million and $103.3 million for the nine months ended September 30, 2019 and 2018, respectively. The weighted-average remaining amortization period for amortizable intangible assets was 69 months as of September 30, 2019.
Based on the balance of finite-lived intangible assets at September 30, 2019, expected future amortization expense is as follows:

Year Ending December 31:
2019 (remainder of)	$27.9
2020	108.3
2021	85.0
2022	83.2
2023	68.3
Thereafter	140.0
$512.7

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
Share Repurchase Program
In November 2018, our board of directors approved a share repurchase program pursuant to which we may repurchase up to $500.0 million of our Class A common stock (the "2018 Share Repurchase Program"). We may purchase shares from time to time in open market purchases, block transactions and privately negotiated transactions, in accordance with applicable federal securities laws. The 2018 Share Repurchase Program has no time limit, does not obligate us to make any repurchases and may be modified, suspended or terminated by us at any time without prior notice. The amount and timing of repurchases are subject to a variety of factors including liquidity, share price, market conditions and legal requirements, and will be funded by available cash and cash equivalents. Repurchased shares are immediately retired and returned to an unissued status. We have elected to record the excess of the repurchase price over par value as a charge to retained earnings (accumulated deficit).
During the three months ended September 30, 2019, we repurchased a total of 6,166 shares of our Class A common stock in the open market pursuant to the 2018 Share Repurchase Program for an aggregate purchase price of $399.6 million, including commissions.
5.    Equity-Based Compensation
Equity Plans
As of December 31, 2018, 19,195 shares of Class A common stock were available for issuance as future awards under the 2015 Equity Incentive Plan (the 2015 Plan). On January 1, 2019, an additional 6,992 shares were reserved for issuance pursuant to the automatic increase provisions of the 2015 Plan. As of September 30, 2019, 23,312 shares were available for issuance as future awards under the 2015 Plan.
As of December 31, 2018, 3,082 shares of Class A common stock were available for issuance under the 2015 Employee Stock Purchase Plan (the ESPP). On January 1, 2019, an additional 1,000 shares were reserved for issuance pursuant to the ESPP. As of September 30, 2019, 3,780 shares were available for issuance under the ESPP.
Equity-Based Compensation Expense Error
During the three months ended September 30, 2019, we determined that we had previously recognized $20.4 million in equity-based compensation expense related to certain performance-based awards (PSUs) prior to the establishment of a grant date for accounting purposes. The error is comprised of $3.0 million, $5.7 million, $6.9 million and $4.8 million recognized in the years ended December 31, 2016, 2017 and 2018 and the six months ended June 30, 2019, respectively. We determined the amounts related to the prior annual and interim period financial statements and disclosures were immaterial considering both quantitative and qualitative factors. Accordingly, we reversed the cumulative amount as a reduction of equity-based compensation expense in the current period, which decreased our operating costs and expenses as follows:

Technology and development	$9.4
Marketing	2.0
Customer care	1.1
General and administrative	7.9
$20.4

Equity Plan Activity
We grant options at exercise prices equal to the fair market value of our Class A common stock on the grant date. We grant both options and restricted stock units vesting solely upon the continued service of the recipient (RSUs) as well as PSUs vesting upon the achievement of annual or cumulative financial-based targets. We recognize the accounting grant date fair value of equity-based awards as compensation expense over the required service period of each award, taking into account the probability of our achievement of associated performance targets.
The following table summarizes option activity:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Grant- Date Fair Value Per Share ($)	Weighted- Average Exercise Price Per Share ($)
Outstanding at December 31, 2018	9,527		25.77
Granted	1,318	24.99	71.98
Exercised	(2,186)		21.03
Forfeited	(532)		55.48
Outstanding at September 30, 2019	8,127		32.59
Vested at September 30, 2019	5,387		20.79
The following table summarizes RSU and PSU activity:

Number of Shares of Class A Common Stock (#)
Outstanding at December 31, 2018	5,356
Granted	2,887
Vested	(1,817)
Forfeited	(799)
Outstanding at September 30, 2019(1)	5,627

(1)
Includes PSUs for which performance targets have not yet been established, and which are not yet considered granted for accounting purposes. The balance of outstanding awards is comprised of the following:

	Number of Shares of Class A Common Stock (#)	Weighted Average Fair Value Per Share ($)
RSUs	4,545	63.92
PSUs granted for accounting purposes	458	73.32
PSUs not yet granted for accounting purposes	624	N/A
Outstanding at September 30, 2019	5,627

At September 30, 2019, total unrecognized compensation expense related to non-vested stock options and awards was $38.2 million and $213.8 million, respectively, with expected remaining weighted-average recognition periods of 2.4 years and 2.5 years, respectively. Such amounts exclude PSUs not yet considered granted for accounting purposes.
We currently believe the established performance targets related to the vesting of PSUs considered granted for accounting purposes will be achieved. If such targets are not achieved, or are subsequently determined to not be probable of being achieved, we will not recognize any compensation expense for PSUs not expected to vest, and will reverse any previously recognized expense on such awards.

6.    Deferred Revenue
Deferred revenue consisted of the following:

	September 30, 2019	December 31, 2018
Current:
Domains	$748.9	$686.3
Hosting and presence	529.8	483.3
Business applications	261.2	224.1
	$1,539.9	$1,393.7
Noncurrent:
Domains	$383.7	$365.8
Hosting and presence	187.8	180.6
Business applications	84.7	77.4
	$656.2	$623.8

The increase in the deferred revenue balance is primarily driven by payments received in advance of satisfying our performance obligations, offset by $315.6 million and $1,277.6 million of revenue recognized during the three and nine months ended September 30, 2019, respectively, that was included in the deferred revenue balance as of December 31, 2018. The deferred revenue balance as of September 30, 2019 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied.
Deferred revenue as of September 30, 2019 is expected to be recognized as revenue as follows:

	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total

Domains	$276.9	$537.9	$156.8	$68.4	$40.0	$52.6	$1,132.6
Hosting and presence	212.8	351.0	99.1	31.3	13.4	10.0	717.6
Business applications	103.3	174.1	48.0	14.5	3.5	2.5	345.9
	$593.0	$1,063.0	$303.9	$114.2	$56.9	$65.1	$2,196.1

7.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2019	December 31, 2018
Accrued payroll and employee benefits	$101.5	$105.9
Derivative liabilities	60.6	120.5
Current portion of operating lease liabilities	36.7	—
Accrued legal and professional	29.9	10.9
Tax-related accruals	27.7	38.4
Accrued acquisition-related expenses and acquisition consideration payable	26.4	74.4
Accrued marketing and advertising	16.0	19.4
Accrued other	40.1	44.8
	$338.9	$414.3

8.    Long-Term Debt
Long-term debt consisted of the following:

	September 30, 2019	December 31, 2018
Term Loans (effective interest rate of 4.9% at September 30, 2019 and 4.6% at December 31, 2018)	$1,838.6	$2,457.3
Senior Notes (effective interest rate of 5.4% at September 30, 2019)	600.0	—
Revolver	—	—
Total	2,438.6	2,457.3
Less: unamortized original issue discount on long-term debt(1)	(11.8)	(27.9)
Less: unamortized debt issuance costs(1)	(24.6)	(18.6)
Less: current portion of long-term debt	(19.1)	(16.6)
	$2,383.1	$2,394.2

(1)	Original issue discount and debt issuance costs are amortized to interest expense over the life of the related debt instruments using the effective interest method.
Credit Facility
Our secured credit agreement (the Credit Facility), which matures on February 15, 2024, includes both term loans (the Term Loans) and a revolving credit facility (the Revolver).
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
Concurrent with the issuance of the Senior Notes, we amended the Revolver to increase its borrowing capacity to $600.0 million and reduce its interest rate margins, as described below. In addition, the amendment provided that compliance relating to the maximum net leverage ratio occurs upon our usage exceeding 20% of the Revolver, a reduction from the previous level of 35%. In connection with this amendment, we capitalized aggregate fees of $3.4 million as debt issuance costs.
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
In October 2019, we refinanced the Term Loans, as described in Note 17.
The Revolver bears interest at a rate equal to, at our option, either (a) LIBOR plus a margin ranging from 1.25% to 1.75% per annum or (b) the higher of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) the one-month LIBOR rate plus 1.0% plus a margin ranging from 0.25% to 0.75% per annum, with the margins determined based on our first lien net leverage ratio.
At September 30, 2019, we had $600.0 million available for borrowing under the Revolver and were not in violation of any covenants of the Credit Facility.

Senior Notes
In June 2019, we issued the Senior Notes in an aggregate principal amount of $600.0 million in a private placement offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Senior Notes were issued at par and bear interest at 5.25% per annum, with interest payable semiannually on June 1 and December 1, commencing on December 1, 2019. The full principal balance is payable at maturity on December 1, 2027, subject to earlier repurchase or optional redemption as described below.
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
At September 30, 2019, we were not in violation of any covenants of the Senior Notes.
Fair Value
The estimated fair values of the Term Loans and Senior Notes were $1,843.2 million and $632.6 million, respectively, at September 30, 2019 based on observable market prices for these loans, which are traded in less active markets and therefore classified as Level 2 fair value measurements.
Future Debt Maturities
Aggregate principal payments, exclusive of any unamortized original issue discount and debt issuance costs, due on long-term debt as of September 30, 2019 are as follows:

Year Ending December 31:
2019 (remainder of)	$6.3
2020	25.0
2021	25.0
2022	25.0
2023	25.0
Thereafter	2,332.3
$2,438.6

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
The following table summarizes our outstanding derivative instruments on a gross basis:

	Notional Amount		Fair Value of Derivative Assets(3)		Fair Value of Derivative Liabilities(3)
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Derivative Instrument:
Level 2:
Foreign exchange forward contracts(1)	$113.2	$—	$3.0	$—	$0.1	$—
Cross-currency swap(2)	1,326.3	1,397.8	—	—	28.8	119.1
Interest rate swap	1,292.3	1,302.3	—	—	31.7	1.4
	$2,731.8	$2,700.1	$3.0	$—	$60.6	$120.5

(1)	The notional amount includes $6.7 million of foreign exchange forward contracts not designated as cash flow hedges, the aggregate fair value of which was $0.4 million at September 30, 2019.

(2)
The notional values of the cross-currency swap have been translated from Euros to U.S. dollars at the foreign currency exchange rates in effect at September 30, 2019 and December 31, 2018 of approximately 1.09 and 1.14, respectively.

(3)
In our balance sheets, all derivative assets are recorded within prepaid expenses and other current assets and all derivative liabilities are recorded within accrued expenses and other current liabilities.

The following table summarizes the effect of our designated cash flow hedging derivative instruments on accumulated other comprehensive income (loss) (AOCI):

	Unrealized Gains (Losses) Recognized in Other Comprehensive Income
	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Derivative Instrument:
Foreign exchange forward contracts(1)	$2.0	$1.1	$2.8	$8.1
Cross-currency swap	12.3	(3.3)	28.8	(21.7)
Interest rate swap	(2.7)	6.8	(30.3)	36.8
	$11.6	$4.6	$1.3	$23.2

(1)	Amounts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.

The following tables summarize the locations and amounts of gains (losses) recognized within earnings related to our derivative instruments:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Foreign Exchange Forward Contracts:
Reclassified from AOCI into income	$1.0	$—	$—	$(0.4)	$—	$—
Cross Currency Swap:
Reclassified from AOCI into income(1)	—	7.9	52.3	—	7.1	5.6
Interest Rate Swap:
Reclassified from AOCI into income	—	(0.7)	—	—	(1.2)	—
	$1.0	$7.2	$52.3	$(0.4)	$5.9	$5.6

(1)
The amount reflected in other income (expense), net includes $(52.4) million and $(5.8) million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by the cross-currency swap for the three months ended September 30, 2019 and 2018, respectively.

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Foreign Exchange Forward Contracts:
Reclassified from AOCI into income	$2.3	$—	$—	$(2.3)	$—	$—
Cross Currency Swap:
Reclassified from AOCI into income(1)	—	22.5	61.1	—	20.7	46.2
Interest Rate Swap:
Reclassified from AOCI into income	—	(0.5)	—	—	(5.9)	—
	$2.3	$22.0	$61.1	$(2.3)	$14.8	$46.2

(1)
The amount reflected in other income (expense), net includes $(61.6) million and $(47.3) million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by the cross-currency swap for the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, we estimate that approximately $28.4 million of net deferred gains related to our designated cash flow hedges will be recognized in earnings over the next 12 months. No amounts were excluded from our effectiveness testing during any of the periods presented.
Risk Management Strategies
Foreign Exchange Forward Contracts
From time-to-time, we may enter into foreign exchange forward contracts with financial institutions to hedge certain forecasted sales transactions denominated in foreign currency. We generally designate these forward contracts as cash flow hedges, which are recognized as either assets or liabilities at fair value. At September 30, 2019, all such contracts had maturities of 18 months or less.

Cross-Currency Swap Contract
In April 2017, in order to manage variability due to movements in foreign currency exchange rates related to a Euro-denominated intercompany loan, we entered into a five-year cross-currency swap arrangement (the Cross-Currency Swap). The Cross-Currency Swap, which matures on April 3, 2022, had an amortizing notional amount of €1,243.3 million at inception (approximately $1,325.4 million). It converts the 3.00% fixed rate Euro-denominated interest and principal receipts on the intercompany loan into fixed U.S. dollar interest and principal receipts at a rate of 5.44%. Pursuant to the contract, the Euro notional value will be exchanged for the U.S. dollar notional value at maturity. The Cross-Currency Swap has been designated as a cash flow hedge. Accordingly, it is recognized as an asset or liability at fair value and the unrealized gains and losses on the contract are included in gain (loss) on swaps and foreign currency hedging, net within AOCI. Gains and losses are reclassified to interest income or expense over the period the hedged loan affects earnings. As such, amounts recorded in other comprehensive income (loss) (OCI) will be recognized in earnings within or against interest expense when the hedged interest payment is accrued each month. In addition, an amount is reclassified from AOCI to other income (expense), net each reporting period, to offset the earnings impact of the hedged instrument.
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
10.     Leases
Our operating leases primarily consist of office and data center space expiring at various dates through November 2036. Certain leases include options to renew or terminate at our discretion. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of September 30, 2019, operating leases have a remaining weighted average lease term of 8.0 years and our operating lease liabilities were measured using a weighted average discount rate of 5.7%. Finance leases are immaterial.
The components of operating lease expense were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease costs	$15.1	40.6
Variable lease costs	1.9	6.5
Sublease income	(0.9)	(2.2)
Net lease costs	$16.1	$44.9
Supplemental cash flow information related to operating leases was as follows:

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$36.4
ROU assets obtained in exchange for operating lease obligations	$105.2

Operating lease liabilities are included in our balance sheets as follows:

September 30, 2019
Accrued expenses and other current liabilities	$36.7
Operating lease liabilities, net of current portion	184.0
$220.7

Maturities of operating lease liabilities as of September 30, 2019 were as follows:

2019 (remainder of)	$12.2
2020	46.8
2021	42.7
2022	32.5
2023	25.0
Thereafter	118.1
Total lease payments	277.3
Less: imputed interest	(56.6)
$220.7

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
On June 13, 2019, we entered into an agreement in principle to settle the class action complaint, Jason Bennett v. GoDaddy.com (Case No. 2:16-cv-03908-DLR)(U.S.D.C.)(D.AZ), filed on June 20, 2016. The complaint alleges violation of the Telephone Consumer Protection Act of 1991. On September 23, 2019, the parties fully executed a written settlement agreement, which is still subject to Court approval. Under the terms of the proposed settlement, we would make available a total of up to $35.0 million to pay: (i) class members, at their election, either a cash settlement or a credit to be used for future purchases of products from us, (ii) an incentive payment to the class representative, (iii) notice and administration costs in connection with the settlement, and (iv) attorneys' fees to legal counsel representing the class. If approved, we would receive a full release from the settlement class (other than from those class members who timely elect to opt out of the settlement) concerning the claims asserted, or that could have been asserted, with respect to the claims released in the settlement agreement.
During the three months ended June 30, 2019, we recorded an estimated loss provision of $18.1 million to general and administrative expense, which represents our best estimate of the total settlement costs, inclusive of attorneys’ fees to be paid to legal counsel representing the class in connection with the settlement agreement. We made no changes to our estimated loss accrual during the three months ended September 30, 2019. Our legal fees associated with this matter have been recorded to general and administrative expense as incurred and were not material.
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
Indemnifications
In the normal course of business, we have made indemnities under which we may be required to make payments in relation to certain transactions, including to our directors and officers to the maximum extent permitted under applicable state laws and indemnifications related to certain lease agreements. In addition, certain advertiser and reseller partner agreements contain indemnification provisions, which are generally consistent with those prevalent in the industry. We have not incurred material obligations under indemnification provisions historically, and do not expect to incur material obligations in the future. Accordingly, we have not recorded any liabilities related to such indemnities as of September 30, 2019 and December 31, 2018.
We include service level commitments to our customers guaranteeing certain levels of uptime reliability and performance for our hosting and premium DNS products. These guarantees permit those customers to receive credits in the event we fail to meet those levels, with exceptions for certain service interruptions including but not limited to periodic maintenance. We have not incurred any material costs as a result of such commitments during any of the periods presented, and have not recorded any liabilities related to such obligations as of September 30, 2019 and December 31, 2018.
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
As of September 30, 2019 and December 31, 2018, our accrual for estimated indirect tax liabilities was $9.4 million and $11.6 million, respectively, reflecting our best estimate of the probable liability based on an analysis of our business activities, revenues subject to indirect taxes and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation or settlements could be materially different than the amounts established for indirect tax contingencies.
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
Our effective tax rates in 2019 differ from the U.S. federal statutory rate primarily due to changes in valuation allowances based on current year earnings and adjustments resulting from finalizing prior year tax returns.

Based primarily on our limited operating history and our historical losses, we believe there is significant uncertainty as to when we will be able to utilize our net operating losses (NOLs) and other deferred tax assets (DTAs). Therefore, we have recorded a valuation allowance against the DTAs for which we have concluded it is more-likely-than-not they will not be realized.
There were no material changes to our liabilities related to uncertain income tax positions during the nine months ended September 30, 2019. Although we believe the amounts reflected in our tax returns substantially comply with applicable U.S. federal, state and foreign tax regulations, the respective taxing authorities may take contrary positions based on their interpretation of the law. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision or benefit for income taxes in the period in which a final determination is made.
13.    Payable to Related Parties Pursuant to the TRAs
As of December 31, 2018, our liability under the TRAs was $174.3 million, representing approximately 85% of the calculated tax savings based on the portion of the original basis adjustments we anticipated being able to utilize in future years. During the nine months ended September 30, 2019, we increased this liability through an aggregate $9.7 million reduction in additional paid-in capital resulting from the exchanges of LLC Units in the secondary offering discussed in Note 4, partially offset by a benefit to our statements of operations of $8.7 million primarily resulting from additional tax deductible equity-based compensation. As of September 30, 2019, our liability under the TRAs was $175.3 million.
The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact the liability under the TRAs. We have determined it is more-likely-than-not we will be unable to utilize all of our DTAs subject to the TRAs; therefore, we have not recorded a liability under the TRAs related to the tax savings we may realize from the utilization of NOL carryforwards and the amortization related to basis adjustments created by exchanges of LLC Units. If utilization of these DTAs becomes more-likely-than-not in the future, at such time, we will record liabilities under the TRAs of up to an additional $1,151.4 million as a result of basis adjustments under the Internal Revenue Code and up to an additional $436.1 million related to the utilization of NOL and credit carryforwards, which will be recorded through charges to our statements of operations. However, if the tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRAs. In this scenario, the reduction of the liability under the TRAs would result in a benefit to our statements of operations.

14.    Income Per Share
Basic income per share is computed by dividing net income attributable to GoDaddy Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted income per share is computed giving effect to all potentially dilutive shares unless their effect is antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income	$76.8	$14.1	$77.3	$38.5
Less: net income attributable to non-controlling interests	0.6	0.9	0.8	3.9
Net income attributable to GoDaddy Inc.	$76.2	$13.2	$76.5	$34.6
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	174,820	162,359	173,957	151,015
Effect of dilutive securities:
Class B common stock	1,543	10,258	2,592	19,988
Stock options	4,177	7,172	4,765	7,509
RSUs, PSUs and ESPP shares	1,114	2,603	1,612	2,426
Weighted-average shares of Class A Common stock outstanding—diluted	181,654	182,392	182,926	180,938

Net income attributable to GoDaddy Inc. per share of Class A common stock—basic	$0.44	$0.08	$0.44	$0.23
Net income attributable to GoDaddy Inc. per share of Class A common stock—diluted(1):	$0.42	$0.08	$0.42	$0.21

(1)	The diluted income per share calculations exclude net income attributable to non-controlling interests.
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted income per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options, RSUs and PSUs	1,930	918	1,697	792

Shares of Class B common stock do not share in our earnings and are not participating securities. Accordingly, separate presentation of income per share of Class B common stock under the two-class method has not been presented. Each share of Class B common stock (together with a corresponding LLC Unit) is exchangeable for one share of Class A common stock.

15.    Geographic Information
Revenue by geography is based on the customer's billing address and was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
U.S.	$506.2	$443.5	$1,460.6	$1,268.4
International	254.3	236.0	747.1	695.9
	$760.5	$679.5	$2,207.7	$1,964.3

No individual international country represented more than 10% of total revenue in any period presented.
Property and equipment, net by geography was as follows:

	September 30, 2019	December 31, 2018
U.S.	$199.6	$231.0
All other international	55.8	68.0
	$255.4	$299.0

No individual international country represented more than 10% of property and equipment, net in any period presented.

16.    Accumulated Other Comprehensive Income (Loss)
The following table presents AOCI activity in equity:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Total Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2018(2)	$(92.2)	$(22.4)	$(114.6)
Other comprehensive income (loss) before reclassifications	14.0	(84.1)	(70.1)
Amounts reclassified from AOCI	—	85.4	85.4
Other comprehensive income (loss)	14.0	1.3	15.3
	$(78.2)	$(21.1)	(99.3)
Less: AOCI attributable to non-controlling interests			0.8
Balance as of September 30, 2019			$(98.5)

Balance as of December 31, 2017(2)	$(86.8)	$(45.5)	$(132.3)
Other comprehensive income before reclassifications	0.8	(35.5)	(34.7)
Amounts reclassified from AOCI	—	58.7	58.7
Other comprehensive income	0.8	23.2	24.0
	$(86.0)	$(22.3)	(108.3)
Less: AOCI attributable to non-controlling interests			(42.3)
Balance as of September 30, 2018			$(66.0)

(1)	Amounts shown for our foreign exchange forward contracts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.

(2)	Beginning balance is presented on a gross basis, excluding the allocation of AOCI attributable to non-controlling interests.
See Note 9 for the effect on net income of amounts reclassified from AOCI related to our cash flow hedging instruments. The income tax impact associated with these reclassified amounts was not material in any period presented.
17.    Subsequent Events
Term Loan Refinancing
In October 2019, we refinanced the Term Loans to lower the interest rate margins by 0.25%. The refinanced loans were issued at a 0.125% discount at original issue, with no changes made to the maturity date or any other terms of the loans. Fees incurred in connection with the refinancing were not material.
Share Repurchase Programs
In October 2019, we repurchased 959 shares of our Class A common stock in the open market pursuant to the 2018 Share Repurchase Program, which were retired upon repurchase, for an aggregate purchase price of $59.0 million, including commissions.
In October 2019, our board of directors approved an additional share repurchase program pursuant to which we may repurchase up to $500.0 million of our Class A common stock (the 2019 Share Repurchase Program). We may purchase shares from time to time in open market purchases, block transactions and privately negotiated transactions, in accordance with applicable federal securities laws. The 2019 Share Repurchase Program has no time limit, does not obligate us to make any repurchases and may be modified, suspended or terminated by us at any time without prior notice. The amount and timing of repurchases are subject to a variety of factors including liquidity, share price, market conditions and legal requirements, and will be funded by available cash and cash equivalents.

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
(Throughout this discussion, dollars are in millions, except average revenue per user (ARPU), and shares are in thousands.)
Third Quarter Financial Highlights
Below are our key financial highlights for the three months ended September 30, 2019, with comparisons to the three months ended September 30, 2018.

•	Total revenue of $760.5 million, an increase of 11.9%, or approximately 13.3% on a constant currency basis(1).

•	International revenue of $254.3 million, an increase of 7.8%, or approximately 11.7% on a constant currency basis(1).

•	Total bookings(2) of $851.0 million, an increase of 14.7%, or approximately 15.7% on a constant currency basis(1).

•	Net income of $76.8 million.

•	Total customers of 19.1 million, an increase of 4.6%.

•	ARPU of $155, an increase of 7.1%.

•	Net cash provided by operating activities of $200.2 million, an increase of 30.0%.
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
Key Metrics
In addition to our results determined in accordance with GAAP, we believe the following operating metrics are useful as supplements in evaluating our ongoing operational performance and help provide an enhanced understanding of our business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Total bookings	$851.0	$741.8	$2,567.6	$2,279.1
Total customers at period end (in thousands)	19,110	18,267	19,110	18,267
Average revenue per user	$155	$145	$155	$145
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
The 14.7% increase in total bookings for the three months ended September 30, 2019 and the 12.7% increase for the nine months ended September 30, 2019 were primarily driven by increases in total customers and domains under management, increased aftermarket domain sales and broadened customer adoption of non-domain products, partially offset by the impact of movements in foreign currency exchange rates. Total bookings during the three months ended September 30, 2019 is higher due to approximately 100 basis points of credit card abuse, which will have no impact to revenue as these transactions were reversed through refunds.

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
The 4.6% increase in total customers primarily resulted from our increased international presence, our ongoing marketing and advertising initiatives and our enhanced and expanded product offerings.
Average revenue per user. We calculate ARPU as total revenue during the preceding 12 month period divided by the average of the number of total customers at the beginning and end of the period. ARPU provides insight into our ability to sell additional products to customers, though the impact to date has been muted due to our continued growth in total customers.
The 7.1% increase in ARPU was primarily due to broadened customer adoption of our products resulting in increased customer spend and revenue from our July 2018 acquisition of Main Street Hub (MSH).
Reconciliation of Bookings
The following table reconciles total bookings to total revenue, its most directly comparable GAAP financial measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Total Bookings:
Total revenue	$760.5	$679.5	$2,207.7	$1,964.3
Change in deferred revenue(1)	26.3	16.6	183.6	171.1
Net refunds	64.7	45.9	176.8	145.8
Other	(0.5)	(0.2)	(0.5)	(2.1)
Total bookings	$851.0	$741.8	$2,567.6	$2,279.1

(1)	Change in deferred revenue also includes the impact of realized gains or losses from the hedging of bookings in foreign currencies.

Results of Operations
The following table sets forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue

Revenue:
Domains	$345.3	45.4%	$309.5	45.6%	$999.3	45.2%	$906.0	46.1%
Hosting and presence	285.0	37.5%	263.2	38.7%	833.7	37.8%	747.6	38.1%
Business applications	130.2	17.1%	106.8	15.7%	374.7	17.0%	310.7	15.8%
Total revenue	760.5	100.0%	679.5	100.0%	2,207.7	100.0%	1,964.3	100.0%
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	265.0	34.8%	226.9	33.4%	756.0	34.2%	663.5	33.8%
Technology and development	116.4	15.3%	112.2	16.5%	367.6	16.7%	319.3	16.2%
Marketing and advertising	79.6	10.5%	70.1	10.4%	260.2	11.8%	212.0	10.8%
Customer care	86.0	11.3%	81.8	12.0%	263.9	12.0%	238.5	12.1%
General and administrative	72.2	9.5%	89.7	13.2%	270.0	12.1%	247.1	12.6%
Depreciation and amortization	49.9	6.6%	61.3	9.0%	160.9	7.3%	176.1	9.0%
Total costs and operating expenses	669.1	88.0%	642.0	94.5%	2,078.6	94.1%	1,856.5	94.5%
Operating income	91.4	12.0%	37.5	5.5%	129.1	5.9%	107.8	5.5%
Interest expense	(22.9)	(3.0)%	(25.0)	(3.7)%	(70.4)	(3.2)%	(73.5)	(3.7)%
Tax receivable agreements liability adjustment	—	—%	—	—%	8.7	0.4%	(0.1)	—%
Loss on debt extinguishment	—	—%	—	—%	(14.5)	(0.7)%	—	—%
Other income (expense), net	5.6	0.7%	0.7	0.1%	17.0	0.8%	1.9	0.1%
Income before income taxes	74.1	9.7%	13.2	1.9%	69.9	3.2%	36.1	1.9%
Benefit for income taxes	2.7	0.4%	0.9	0.1%	7.4	0.3%	2.4	0.1%
Net income	76.8	10.1%	14.1	2.0%	77.3	3.5%	38.5	2.0%
Less: net income attributable to non-controlling interests	0.6	0.1%	0.9	0.1%	0.8	—%	3.9	0.2%
Net income attributable to GoDaddy Inc.	$76.2	10.0%	$13.2	1.9%	$76.5	3.5%	$34.6	1.8%
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
Business applications revenue primarily consists of revenue from the sale of subscriptions for third-party productivity applications, email accounts, email marketing tools and telephony solutions.
The following table presents our revenue during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%

Domains	$345.3	$309.5	$35.8	11.6%	$999.3	$906.0	$93.3	10.3%
Hosting and presence	285.0	263.2	21.8	8.3%	833.7	747.6	86.1	11.5%
Business applications	130.2	106.8	23.4	21.9%	374.7	310.7	64.0	20.6%
Total revenue	$760.5	$679.5	$81.0	11.9%	$2,207.7	$1,964.3	$243.4	12.4%
The 11.9% and 12.4% increases in total revenue for the three and nine months ended September 30, 2019, respectively, were driven by growth in total customers and ARPU. In addition, for the nine months, the increase was partially attributable to our July 2018 acquisition of MSH. The increase in customers impacted each of our revenue lines, as the additional customers purchased subscriptions across our product portfolio.
Domains
The 11.6% and 10.3% increases in domains revenue for the three and nine months ended September 30, 2019, respectively, were primarily driven by the increase in domains under management from 77.5 million as of September 30, 2018 to 78.6 million as of September 30, 2019, increased aftermarket domain sales and international growth, partially offset by the impact of movements in foreign currency exchange rates.
Hosting and presence
The 8.3% and 11.5% increases in hosting and presence revenue for the three and nine months ended September 30, 2019, respectively, were primarily driven by increased revenue from our website building and website security products. Our acquisition of MSH also contributed to the increase for the nine months.
Business applications
The 21.9% and 20.6% increases in business applications revenue for the three and nine months ended September 30, 2019, respectively, were primarily driven by increased customer adoption of our email, productivity and telephony solutions.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%

Cost of revenue (excluding depreciation and amortization)	$265.0	$226.9	$38.1	16.8%	$756.0	$663.5	$92.5	13.9%
The 16.8% and 13.9% increases in cost of revenue for the three and nine months ended September 30, 2019, respectively, were primarily attributable to higher domain costs driven by the increase in domains under management and increased aftermarket domain sales, increased software licensing fees resulting from higher sales of email and productivity solutions and increased payment processing fees resulting from our bookings growth.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%

Technology and development	$116.4	$112.2	$4.2	3.7%	$367.6	$319.3	$48.3	15.1%
Excluding the $9.4 million equity-based compensation correction discussed in Note 5 to our financial statements, technology and development expenses increased 12.1% and 18.1% for the three and nine months ended September 30, 2019, respectively, primarily attributable to increased compensation-related costs driven by higher average headcount associated with our continued product development and increased software costs related to the growth of our business.

Marketing and advertising
Marketing and advertising expenses represent the costs associated with attracting and acquiring customers, primarily consisting of fees paid to third parties for marketing and advertising campaigns across a variety of channels. These expenses also include personnel costs and affiliate program commissions. We expect marketing and advertising expenses to fluctuate both in absolute dollars and as a percentage of total revenue depending on both the mix of internal and external marketing resources used and the size and scope of our future campaigns.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%

Marketing and advertising	$79.6	$70.1	$9.5	13.6%	$260.2	$212.0	$48.2	22.7%
The 13.6% and 22.7% increases in marketing and advertising expenses for the three and nine months ended September 30, 2019, respectively, were primarily attributable to increased discretionary advertising spend and compensation-related costs driven by higher average headcount associated with continued growth of our business.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%

Customer care	$86.0	$81.8	$4.2	5.1%	$263.9	$238.5	$25.4	10.6%
The 5.1% and 10.6% increases in customer care expenses for the three and nine months ended September 30, 2019, respectively, were primarily driven by increased costs associated with the continued expansion of our international third-party Customer Care locations and the continued growth of our business. Our July 2018 acquisition of MSH also contributed to the increase for the nine months.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%

General and administrative	$72.2	$89.7	$(17.5)	(19.5)%	$270.0	$247.1	$22.9	9.3%
Excluding the $7.9 million equity-based compensation correction discussed in Note 5 to our financial statements, general and administrative expenses decreased 10.7% for the three months ended September 30, 2019, primarily due to lower acquisition-related expenses.
Excluding the $7.9 million equity-based compensation correction and the $18.1 million accrual for the legal settlement discussed in Note 5 and Note 11 to our financial statements, respectively, general and administrative expenses increased 5.1%

for the nine months ended September 30, 2019, primarily due to increased compensation-related costs driven by increased average headcount associated with the continued growth of our business and our acquisition of MSH, partially offset by lower acquisition-related expenses.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%

Depreciation and amortization	$49.9	$61.3	$(11.4)	(18.6)%	$160.9	$176.1	$(15.2)	(8.6)%
The 18.6% and 8.6% decreases in depreciation and amortization expenses for the three and nine months ended September 30, 2019, respectively, were primarily driven by intangible assets that became fully amortized during the first half of 2019.
Interest expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%

Interest expense	$22.9	$25.0	$(2.1)	(8.4)%	$70.4	$73.5	$(3.1)	(4.2)%
There were no material changes in interest expense.
Loss on debt extinguishment
In June 2019, we recognized a loss on debt extinguishment of $14.5 million related to the $600.0 million partial prepayment of our existing Term Loans with the proceeds of the issuance of the Senior Notes. See Note 8 to our financial statements for additional discussion.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity have been cash flow generated from operations, long-term debt borrowings and stock option exercises. Our principal uses of cash have been to fund operations, acquisitions and capital expenditures, as well as to make interest payments and mandatory principal payments on our long-term debt and repurchase shares of our Class A common stock.
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
Credit Facility and Senior Notes
Our Credit Facility consists of the Term Loans and the Revolver, which mature on February 15, 2024. In June 2019, we issued unsecured 5.25% Senior Notes in an aggregate principal amount of $600.0 million. The full principal is payable at maturity on December 1, 2027, subject to earlier repurchase or redemption, as described in the indenture governing the Senior Notes. The proceeds from the issuance of the Senior Notes were used to prepay $600.0 million in aggregate principal amount of the Term Loans. Concurrent with the issuance of the Senior Notes, we amended the Credit Facility to increase the borrowing capacity of the Revolver to $600.0 million and reduce its interest rate margins. See further discussion in Note 8 to our financial statements.
The Credit Facility and the Senior Notes contain covenants restricting, among other things, our ability, or the ability of our subsidiaries, to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes including mergers and consolidations, sell assets, make restricted payments including dividends, distributions and investments, prepay junior indebtedness and engage in operations other than in connection with acting as a holding company, subject to customary exceptions. As of September 30, 2019, we were in compliance with all such covenants.
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
In October 2019, we refinanced the Term Loans to lower the interest rate margins by 0.25%, as described in Note 8 to our financial statements. Fees incurred in connection with the refinancing were not material.
Tax Receivable Agreements
As of September 30, 2019, the liability under the TRAs was $175.3 million, as described in Note 13 to our financial statements. We currently do not expect to begin making payments related to the existing liability under the TRAs until 2022. We may record additional liabilities under the TRAs as our estimates of the future utilization of the tax attributes, NOLs and other tax benefits change.
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
Share Repurchase Programs
Our board of directors has authorized the $500.0 million 2018 Share Repurchase Program, as described in Note 4 to our financial statements. During the three months ended September 30, 2019, we repurchased a total of 6,166 shares of our Class A common stock in the open market, which were retired upon repurchase, for an aggregate purchase price of $399.6 million, including commissions. In October 2019, we repurchased an additional 959 shares of our Class A common stock in the open market, which were retired upon repurchase, for an aggregate purchase price of $59.0 million, including commissions.

In October 2019, our board of directors approved the $500.0 million 2019 Share Repurchase Program, as described in Note 17 to our financial statements.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2019	2018

Net cash provided by operating activities	$561.2	$431.3
Net cash used in investing activities	(117.4)	(195.3)
Net cash provided by (used in) financing activities	(407.4)	34.0
Effect of exchange rate changes on cash and cash equivalents	(2.1)	(1.5)
Net increase in cash and cash equivalents	$34.3	$268.5
Operating Activities
Our primary source of cash from operating activities has been cash collections from our customers. We expect cash inflows from operating activities to be primarily affected by increases in total bookings. Our primary uses of cash from operating activities have been for domain registration costs paid to registries, software licensing fees related to third-party email and productivity solutions, personnel costs, discretionary marketing and advertising costs, technology and development costs and interest payments. We expect cash outflows from operating activities to be affected by the timing of payments we make to registries and increases in personnel and other operating costs as we continue to grow our business and increase our international presence.
Net cash provided by operating activities increased $129.9 million from $431.3 million during the nine months ended September 30, 2018 to $561.2 million during the nine months ended September 30, 2019, primarily driven by our bookings growth as well as increased interest income.
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
Net cash used in investing activities decreased $77.9 million from $195.3 million during the nine months ended September 30, 2018 to $117.4 million during the nine months ended September 30, 2019, primarily due to a $106.9 million decrease in business acquisitions, partially offset by a $21.6 million increase in capital expenditures.
Financing Activities
Our financing activities primarily consist of long-term debt borrowings, the repayment of principal on long-term debt, stock option exercises and share repurchases.
Net cash from financing activities decreased $441.4 million from $34.0 million provided during the nine months ended September 30, 2018 to $407.4 million used during the nine months ended September 30, 2019, primarily resulting from $399.6 million of share repurchases in 2019, a $26.3 million increase in acquisition contingent consideration payments and $13.1 million of financing-related costs paid in 2019 associated with the issuance of the Senior Notes.
Deferred Revenue
See Note 6 to our financial statements for details regarding the expected future recognition of deferred revenue.

Off-Balance Sheet Arrangements
As of September 30, 2019 and December 31, 2018, we had no off-balance sheet arrangements that had, or which are reasonably likely to have, a material effect on our financial statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and variable interest rates. Consequently, we may employ policies and procedures to mitigate such risks, including the use of derivative financial instruments, which are discussed in more detail in Note 9 to our financial statements. We do not enter into derivative transactions for speculative or trading purposes.
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts may fail to meet their contractual obligations. To mitigate such counterparty credit risk, we enter into contracts only with carefully selected financial institutions based upon ongoing evaluations of their creditworthiness. As a result, we do not believe we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of September 30, 2019.
Foreign Currency Risk
We manage our exposure to changes in foreign currency exchange rates through the use of foreign exchange forward contracts and cross-currency swap contracts. See Note 9 to our financial statements for a summary of the notional amounts and fair values of such arrangements.
Foreign Exchange Forward Contracts
A portion of our bookings, revenue and operating expenses is denominated in foreign currencies, which are subject to exchange rate fluctuations. Our most significant foreign currency exposures are the Euro, the British pound, the Canadian dollar, the Australian dollar and the Indian Rupee. Our reported bookings, revenues and operating results may be impacted by fluctuations in foreign currency exchange rates. Fluctuations in exchange rates may also cause us to recognize transaction gains and losses in our statements of operations; however, to date, such amounts have not been material. As our international operations continue to grow, our exposure to fluctuations in exchange rates will increase, which may increase the costs associated with this growth. During the three months ended September 30, 2019, total bookings growth in constant currency would have been approximately 100 basis points higher and total revenue growth would have been approximately 140 basis points higher. Constant currency is calculated by translating bookings and revenue for each month in the current period using the foreign currency exchange rate for the corresponding month in the prior period, excluding any hedging gains or losses realized during the period.
From time-to-time, we may utilize foreign exchange forward contracts to manage the volatility of our bookings and revenue related to foreign currency transactions. These forward contracts reduce, but do not eliminate, the impact of adverse currency exchange rate fluctuations. We generally designate these forward contracts as cash flow hedges for accounting purposes. Changes in the intrinsic value of designated hedges are recorded as a component of AOCI. Gains and losses, once realized, are recorded as a component of AOCI and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. At September 30, 2019, the realized and unrealized gain included in AOCI related to designated hedges totaled $5.4 million.

Cross-Currency Swap Contract
In order to manage variability due to movements in foreign currency exchange rates related to a Euro-denominated intercompany loan, we entered into the five-year Cross-Currency Swap in April 2017. The Cross-Currency Swap, which matures on April 3, 2022, had a notional amount of €1,212.2 million at September 30, 2019 and converts the fixed rate Euro-denominated interest and principal receipts on the intercompany loan into fixed U.S. dollar interest and principal receipts. The Cross-Currency Swap, which is designated as a cash flow hedge and recognized as an asset or liability at fair value, effectively creates a fixed-rate U.S. dollar intercompany loan from a fixed rate Euro-denominated intercompany loan, thereby reducing our exposure to fluctuations between the Euro and U.S. dollar. Changes to the fair value of our Cross-Currency Swap due to changes in the value of the U.S. dollar relative to the Euro would be largely offset by the net change in the fair values of the underlying hedged items.
Interest Rate Risk
Interest rate risk reflects our exposure to movements in interest rates associated with our variable-rate debt. Total borrowings under our Term Loans were $1,838.6 million as of September 30, 2019. In October 2019, we refinanced the Term Loans to lower the interest rate margins by 0.25%. The refinanced borrowings bear interest at a rate equal to, at our option, either (a) LIBOR plus 1.75% per annum or (b) 0.75% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%. See Note 8 to our financial statements for additional information regarding the Term Loans.
In April 2017, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement to effectively convert a portion of the variable-rate debt to fixed. The interest rate swap, the notional amount of which was $1,292.3 million at September 30, 2019, matures on April 3, 2022 and swaps the variable interest rate on our LIBOR-based borrowings for a fixed rate of 5.44%. The objective of the interest rate swap, which is designated as a cash flow hedge, is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.
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
Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2019 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
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
The process of developing new products and technology is complex and uncertain. If we fail to accurately predict customers' changing needs or emerging technological trends, such as artificial intelligence, or if we fail to achieve the benefits expected from our investments in technology, our business could be harmed. These product and technology investments include those we develop internally, such as our "do-it-yourself" website builder Websites + Marketing, our hosting platforms, and our security products, those we acquire and develop as a result of acquisitions, such as SmartLine and Website Security, and those related to our partner programs, such as Microsoft. We must continue to commit significant resources to develop our technology in order to maintain our competitive position, and these commitments will be made without knowing whether such investments will result in products our customers will accept. Our new products or product enhancements could fail to attain meaningful customer acceptance for many reasons, including:
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
We cannot guarantee our backup systems, regular data backups, security protocols, network protection mechanisms and other procedures currently in place, or that may be in place in the future, will be adequate to prevent or remedy network and service interruption, system failure, third-party operating systems and software vulnerabilities, damage to one or more of our systems, data loss, security breaches or other data security incidents. Also, our products are cloud-based, and the amount of data we store for our customers on our servers has been increasing as our business has grown. Despite the implementation of security measures, our infrastructure may be vulnerable to computer viruses, worms, other malicious software programs, social engineering attacks, illegal or abusive content or similar disruptive problems caused by our customers, employees, consultants or other Internet users who attempt to invade or disrupt public and private data networks or to improperly access, use or obtain data. Any actual or perceived breach of our security, or any other data security incident, could damage our reputation and brand, expose us to a risk of loss or litigation and possible liability, subject us to regulatory or other government inquiries or investigations, require us to expend significant capital and other resources to alleviate problems caused by the breach and deter customers from using our products, any of which would harm our business, financial condition and operating results. For example, in July 2018 we discovered a third party had accessed certain data of our Domain Factory customers. We have spent significant time and resources responding to the initial incident and continue to respond to subject access requests (SARs) from Domain Factory customers. To date, the Bavarian Data Protection Agency has not rendered its final decision on its investigation of this incident; nor has it issued any fines, but we could be subject to fines in the future related to this incident in an amount we cannot predict at this time.
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
We are continually working to expand and enhance our website features, technology and network infrastructure and other technologies to accommodate substantial increases in the volume of traffic on our godaddy.com and affiliated websites, the number of customer websites we host and our overall total customers. We may be unsuccessful in these efforts, or we may be unable to project accurately the rate or timing of these increases. In the future, we may be required to allocate additional resources, including spending substantial amounts, to build, purchase or lease data centers and equipment and upgrade our technology and network infrastructure in order to handle increased customer traffic, as well as increased traffic to customer websites we host. We also expect to increasingly rely on third-party cloud computing and hosting providers such as Amazon Web Services as we transition to the public cloud. We cannot predict whether we will be able to continue to add network capacity from third-party suppliers or otherwise as we require it. In addition, our network or our suppliers' networks might be unable to achieve or maintain data transmission capacity high enough to process orders or download data effectively or in a timely manner. Our failure, or our suppliers' failure, to achieve or maintain high data transmission capacity could significantly reduce consumer demand for our products. Such reduced demand and resulting loss of traffic, cost increases, or failure to accommodate new technologies could harm our business, revenue and financial condition. Our systems, including those of our data centers and Customer Care operations, are also vulnerable to outages or damage from fire, power loss, telecommunications failures, computer viruses, physical and electronic break-ins, misappropriation of computer and data center resources, and similar events. The property and business interruption insurance coverage we carry may not be adequate to compensate us fully for losses that may occur.
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
In August 2019, we announced the appointment of Aman Bhutani as our new Chief Executive Officer, effective as of September 4, 2019, following the resignation of Scott W. Wagner. Our future performance will depend, in part, on the successful transition of Mr. Bhutani as our new Chief Executive Officer. If we do not successfully manage our CEO transition, it could be viewed negatively by our customers, employees or investors and could have an adverse impact on our business. Our future performance also will continue to depend on the services and contributions of our other senior management and key employees to execute on our business plan and to identify and pursue new opportunities and product innovations. The loss of services of senior management or other key employees could significantly delay or prevent the achievement of our development and strategic objectives and could adversely affect our business, financial condition and operating results.

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
•greater risk of unexpected changes in regulatory practices, tariffs, trade disputes and tax laws and treaties, particularly due to economic tensions and trade negotiations between the United States and China;
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
In January 2016, we selected a new enterprise resource planning system. We completed the implementation of the human capital management portion of our system in 2016; we continue to make improvements on that system as needed. We began work on the system implementation of the financial portion in 2017 and substantially completed this work in mid-2019; we continue to make improvements on that system as needed. In addition, we continue to plan for and implement new systems as well as make enhancements to existing platforms and tools, including ecommerce and revenue recognition. While we are engaged in this work, we may experience difficulties in managing our existing systems and processes, which could disrupt our operations, the management of our finances and the reporting of our financial results. Our failure to improve our systems and processes or complete such system implementations or enhancements on a timely basis, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and successfully integrate our acquisitions, and to accurately forecast and report our results.
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
In addition, if we are unsuccessful at integrating the operations or technologies associated with such acquisitions into our company, the revenue and operating results of the combined company could be adversely affected. We may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired company, including issues related to intellectual property, solution quality or architecture, regulatory compliance practices, employment practices, customer or sales channel issues and failure to integrate prior acquisitions. We are also required to integrate, operate, and manage an acquired company's security infrastructure, which can increase our vulnerability to network attacks, security incidents, or similar events. Any integration process may result in unforeseen operating difficulties and require significant time and resources, and we may not be able to manage the process successfully. In particular, we may encounter difficulties assimilating or integrating the companies, solutions, technologies, accounting systems, personnel or operations we acquire, particularly if the key personnel are geographically dispersed or choose not to work for us. For example, we may not integrate an acquired company onto our systems as planned, requiring us to depend on their legacy systems for longer than anticipated. Additionally, acquired companies may focus on achieving performance earn-outs or contingent payments rather than integrating with us. We may also experience difficulty in effectively integrating or preserving the different cultures and practices of the companies we acquire. Acquisitions may also disrupt our core business, divert our resources and require significant management attention that would otherwise be available for development of our existing business. We may not successfully evaluate or utilize the acquired technology, intellectual property or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. If we fail to properly evaluate, execute or integrate acquisitions or investments, the anticipated benefits may not be realized, we may be exposed to unknown or unanticipated liabilities, and our business and growth prospects could be harmed.
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
We expect there will continue to be newly enacted and proposed laws, regulations and industry standards concerning privacy, data protection and information security in the U.S., the E.U. and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Such laws, regulations, standards and other obligations could impair our ability to, or the manner in which we, collect or use information we utilize to target advertising to our customers, thereby having a negative impact on our ability to maintain and grow our total customers and increase revenue. For example, California recently enacted the California Consumer Protection Act, or the CCPA, that will, among other things, require covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information; the CCPA will go into full effect on July 1, 2020. The CCPA has been amended on multiple occasions and is the subject of proposed regulations of the California Attorney General released on October 10, 2019. We cannot fully predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Future restrictions on the collection, use, sharing or disclosure of our users' data or additional requirements for express or implied consent of users for the use and disclosure of such information could require us to modify our products, possibly in a material manner, stop offering certain products and could limit our ability to develop and implement new product features.

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
We have faced in the past, are currently facing, and expect to face in the future, claims and litigation by third parties that we infringe upon or misappropriate their intellectual property rights. Defending patent and other intellectual property claims and litigation is costly and can impose a significant burden on management and employees, and there can be no assurances that favorable final outcomes will be obtained in all cases. In addition, plaintiffs may seek, and we may become subject to, preliminary or provisional rulings in the course of any such litigation, including potential preliminary injunctions requiring us to cease offering certain of our products or features. We may decide to settle such lawsuits and disputes on terms that are unfavorable to us. Similarly, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that may not be reversed upon appeal. The terms of such a settlement or judgment may require us to cease offering certain of our products or features or pay substantial amounts to the other party. In addition, we may have to seek a license to continue practices found to be in violation of a third party's rights, which may not be available on reasonable terms, or at all, and may significantly increase our operating costs and expenses. As a result, we may also be required to develop alternative non-infringing technology or discontinue offering certain products or features. The development of alternative non-infringing technology, products or features could require significant effort and expense or may not be feasible. Our business, financial condition and results of operations could be adversely affected by intellectual property claims or litigation.
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
Our products depend on the ability of our customers to access the Internet. Currently, this access is provided by companies having significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies and government-owned service providers. Some of these providers have the ability to take measures including legal actions, that could degrade, disrupt, or increase the cost of user access to certain of our products by restricting or prohibiting the use of their infrastructure to support our offerings, charging increased fees to our users to provide our offerings, or regulating online speech.  In some jurisdictions, such as China, our products and services may be subject to government-initiated restrictions or blockages. Such interference could result in a loss of existing users, advertisers, goodwill, and increased costs, and could impair our ability to attract new users, thereby harming our revenue and growth.  Moreover, the adoption of any laws or regulations adversely affecting the growth, popularity or use of the Internet, including laws impacting Internet neutrality, could decrease the demand for our products and increase our operating costs. The legislative and regulatory landscape regarding the regulation of the Internet and, in particular, Internet neutrality, in the U.S. is subject to uncertainty.
The FCC previously passed Open Internet rules in February 2015, effective in June 2015, generally providing for Internet neutrality with respect to fixed and mobile broadband Internet service. On December 14, 2017, the FCC voted to repeal these Internet neutrality regulations and return to a "light touch" regulatory framework known as the "Restoring Internet Freedom Order." The FCC's new rules, which took effect in June 2018, repealed the neutrality obligations imposed by the 2015 rules and granted providers of broadband internet access services greater freedom to make changes to their services, including, potentially, changes that may discriminate against or otherwise harm our business. However, a number of parties have appealed these rules. The D.C. Circuit Court of Appeals recently upheld the FCC’s repeal, but ordered the FCC to reconsider certain elements of the repeal; thus the future impact of the FCC's repeal and any changes thereto remains uncertain. In addition, in September 2018, California enacted the California Internet Consumer Protection and Net Neutrality Act of 2018, making California the fourth state to enact a state-level net neutrality law since the FCC repealed its nationwide regulations. This act mandated that all broadband services in California be provided in accordance with California's net neutrality requirements. The U.S. Department of Justice has sued to block the law going into effect, and California has agreed to delay enforcement until the resolution of the FCC's repeal of the federal rules. A number of other states are considering legislation or execution action that would regulate the conduct of broadband providers. In its recent decision on the FCC’s repeal, the D.C. Circuit Court of Appeals also ruled that the FCC does not have the authority to bar states from passing their own net neutrality rules. It is uncertain whether the FCC will argue that some state net neutrality laws are preempted by federal law, and challenge such state net neutrality laws on a case-by-case basis. We cannot predict whether the FCC order or state initiatives will be modified, overturned or vacated by legal action. Similarly, the European Union requires equal access to internet content, but as part of its Digital Single Market initiative, the European Union may impose network security, disability access, or 911-like obligations on “over-the-top” services.
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
To the extent conditions in the national and global economy change, our business could be harmed as current and potential customers may reduce or postpone spending or choose not to purchase or renew subscriptions to our products which they may consider discretionary. In particular, the U.K. held a referendum in June 2016 in which voters approved an exit from the E.U., commonly referred to as "Brexit." In March 2017, the U.K. notified the E.U. of its intention to exit as provided in Article 50 of the Treaty on European Union. The terms of the withdrawal are subject to continuing negotiation and it is unclear what economic impact Brexit will have. Brexit has caused significant political uncertainty in both the U.K. and the E.U. The timing of Brexit remains uncertain and the E.U. has extended the deadline for the U.K. to exit the E.U. until January 31, 2020. It is possible the level of economic activity in this region will be adversely impacted, our customers' use of our products and their ventures could be adversely impacted and we could face increased exposure to foreign currency risks, each of which could adversely affect our operating results. For example, registrants with .eu domains will be required to update their contact information with an address in the E.U. or risk forfeiting those domains; registrants of domains with other European-based country code TLDs may be required to do the same.
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
We cannot guarantee we will make any additional repurchases of our Class A common stock.
In November 2018, our board of directors approved the repurchase of up to $500.0 million of our Class A common stock pursuant to the 2018 Share Repurchase Program. To date, we have repurchased an aggregate of $458.5 million worth of stock under this program, excluding commissions. In October 2019, our board of directors approved the repurchase of up to $500.0 million of our Class A common stock pursuant to the 2019 Share Repurchase Program. Under these programs, we may make share repurchases through a variety of methods, including open share market purchases, block transactions or privately negotiated transactions, in accordance with applicable federal securities laws. The share repurchase programs have no time limit, do not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, applicable legal requirements and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
The existence of these share repurchase programs could cause our stock price to be higher than it otherwise would and could potentially reduce the market liquidity for our stock. Although these programs are intended to enhance long-term stockholder value, there is no assurance they will do so because the market price of our Class A common stock may decline below the levels at which we repurchased shares of Class A common stock and short-term stock price fluctuations could reduce the effectiveness of the programs.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchase activity during the three months ended September 30, 2019 pursuant to our 2018 Share Repurchase Program was as follows:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased under the Plan or Program (in millions)
July 1 - July 31	—	N/A	—
August 1 - August 31	3,107	$64.33	3,107
September 1 - September 30	3,059	$65.29	3,059
Total	6,166		6,166	$100.5
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
In October 2019, our board of directors approved the $500.0 million 2019 Share Repurchase Program, as described in Note 17 to our financial statements.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1+*	Amendment to the Employment Agreement by and among GoDaddy.com, LLC, Desert Newco, LLC and Scott Wagner, dated as of July 30, 2019
10.2+*	Employment Agreement, dated as of September 4, 2019, by and among GoDaddy.com, LLC, Desert Newco, LLC and Aman Bhutani
10.3+*	Employment Agreement, dated as of September 4, 2019, by and among GoDaddy.com, LLC, Desert Newco, LLC and Andrew Low Ah Kee
10.4	Amendment No. 3 to the Second Amended and Restated Credit Agreement by and among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, Inc., the lending institutions from time to time party thereto, and Barclays Bank PLC, effective as of October 3, 2019	8-K	001-36904	10.1	10/4/19
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
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

GODADDY INC.

Date:	November 6, 2019	/s/ Ray E. Winborne
Ray E. Winborne
Chief Financial Officer