Form 10-K
period 2019-12-31
GoDaddy Inc.
filed 2020-02-21
CIK 1609711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
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
(480) 505-8800
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.001 per share	GDDY	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2019, the aggregate market value of the registrant's Class A common stock held by non-affiliates, based upon the closing sales price for the registrant's Class A common stock as reported by the New York Stock Exchange, was $12,377,121,842. For the purpose of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares beneficially owned by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances indicating that such stockholders exercise any control over our company. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of February 14, 2020, there were 173,549,763 shares of GoDaddy Inc.'s Class A common stock, $0.001 par value per share, outstanding and 1,347,434 shares of GoDaddy Inc.'s Class B common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2019.

GoDaddy Inc.
Annual Report on Form 10-K
Year Ended December 31, 2019

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the sections titled "Business," "Risk Factors," "Use of Proceeds" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, involving substantial risks and uncertainties. The words "believe," "may," "will," "potentially," "plan," "could," "should," "predict," "ongoing," "estimate," "continue," "anticipate," "intend," "project," "expect" and similar expressions conveying uncertainty of future events or outcomes are intended to identify forward-looking statements. These statements include, among other things, those regarding:
•our ability to continue to add new customers and increase sales to our existing customers;
•our ability to develop new solutions and bring them to market in a timely manner;
•our ability to timely and effectively scale and adapt our existing solutions;
•our dependence on establishing and maintaining a strong brand;
•the occurrence of service interruptions and security or privacy breaches;
•system failures or capacity constraints;
•the rate of growth of, and anticipated trends and challenges in, our business and in the market for our products;
•our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, including changes in technology and development, marketing and advertising, general and administrative and customer care expenses, and our ability to achieve and maintain future profitability;
•our ability to continue to efficiently acquire customers, maintain our high customer retention rates and maintain the level of our customers' lifetime spend;
•our ability to provide high quality Customer Care;
•the effects of increased competition in our markets and our ability to compete effectively;
•our ability to grow internationally;
•the impact of fluctuations in foreign currency exchange rates on our business and our ability to effectively manage the exposure to such fluctuations;
•our ability to effectively manage our growth and associated investments, including our migration of the vast majority of our infrastructure to the public cloud;
•our ability to integrate acquisitions;
•our ability to maintain our relationships with our partners;
•adverse consequences of our substantial level of indebtedness and our ability to repay our debt;
•our ability to maintain, protect and enhance our intellectual property;
•our ability to maintain or improve our market share;
•sufficiency of cash and cash equivalents to meet our needs for at least the next 12 months;
•beliefs and objectives for future operations;
•our ability to stay in compliance with laws and regulations currently applicable to, or which may become applicable to, our business both in the United States (U.S.) and internationally;
•economic and industry trends or trend analysis;
•our ability to attract and retain qualified employees and key personnel;
•anticipated income tax rates, tax estimates and tax standards;
•interest rate changes;
•the amount and timing of any payments we make under tax receivable agreements (TRAs) or for tax distributions;
•the future trading prices of our Class A common stock;

NOTE ABOUT FORWARD-LOOKING STATEMENTS (continued)

•our expectations regarding the outcome of any litigation;
•the amount and timing of any repurchases of our Class A common stock under our share repurchase programs;
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

Part I.
Item 1. Business
Overview
Our vision is to radically shift the global economy toward independent entrepreneurial ventures. Our mission is to empower entrepreneurs everywhere, making opportunity more inclusive for all. We champion everyday entrepreneurs by empowering them with sage guidance set in seamlessly intuitive experiences to name, create, grow and manage their ventures. We do this all while activating the exponential power of our community at global scale to deliver profitable revenue growth. Our 19.3 million customers are passionate everyday entrepreneurs with vibrant ideas, who are determined to make their way in the world and to transform their ideas into something meaningful.
We are a leading provider of cloud-based solutions, delivering simple, easy-to-use products, services and outcome-driven, personalized guidance to small businesses, individuals, organizations, developers, designers and domain investors. This enables our customers to name their venture, build their website, establish and manage their online marketing, and get branded email. This often starts with the most intimate of brand considerations—their domain name—and expands through our website building, hosting, social media, security, productivity and other services offerings. As our customers grow through their entrepreneurial journey, we provide applications and access to relevant third-party products and platforms helping them connect to their customers and manage and grow their businesses.
What it means to be online has evolved from having a static website to a mobile-ready, responsive website integrated with social channels, search engines, reputation platforms and e-commerce marketplaces. Our customers need to integrate dynamic information across all of the places they engage with their audiences, including things like appointment availability, retail inventory, digital subscriptions and social media presence.
At GoDaddy, we believe our customers should have both great technology and great customer support. Engaging with our customers in a proactive, consultative way helps them knock down the technology hurdles they face, through personalized guidance via phone and digital experiences. Through the thousands of conversations we have with our customers every day, we receive valuable feedback enabling us to continually evolve our products and solutions and respond to their changing needs.
Our people and unique culture have been integral to our success. We live by the same principles that enable our customers' ideas to survive and thrive: hard work, perseverance, conviction, an obsession with customer satisfaction and a belief that no one can do it better. We take responsibility for driving successful outcomes which we believe has been a key factor in enabling our customer and revenue growth. We believe we have one of the most recognized Internet brands in the U.S. and our international awareness continues to rapidly increase as we've entered into new markets.
Our stable and predictable business model is driven by efficient customer acquisition, high customer retention rates and increasing lifetime spend. In each of the five years ended December 31, 2019, our customer retention rate exceeded 85%, and in 2019, our retention rate for customers who had been with us for over three years was approximately 92%. Additionally, as of December 31, 2019, we had 1.3 million customers who each spent more than $500 a year. We believe the breadth and depth of our product offerings and the high quality guidance and responsiveness of our GoDaddy Guides builds strong customer relationships and are key to our high customer retention rate. In 2019, we generated $3,401 million in total bookings, up 12.9% from $3,011 million in 2018, and we generated $2,988 million of revenue, up 12.3% from $2,660 million in 2018.
Our Opportunity and Advantages
Our Opportunity—Empowering the Everyday Entrepreneur
Our customers represent a large and diverse market which we believe is largely underserved by other Internet companies. According to the U.S. Small Business Administration, there were approximately 30.8 million small businesses in 2016. Based on data from the 2016 U.S. Census Bureau and the U.S. Small Business Administration, over 90% of small businesses have fewer than five employees and approximately 25 million, or over 76%, of small businesses were non-employer firms. Furthermore, the Kauffman Index of Entrepreneurial Activity Report estimated that in 2017 there were approximately 540,000 new business owners created each month in the U.S. Around the world, there are more than 500 million micro, small and medium enterprises, according to a study performed by the International Finance Corporation and McKinsey Company (defined as one to 250 employees) worldwide. We believe our addressable market extends beyond small businesses and includes individuals and organizations, such as universities, community organizations, charities and hobbyists.
Our customers are consumers themselves, which makes them keenly aware of the need to have an impactful online presence. While our customers' needs change depending on where they are in their journey, the most common customer needs we serve include:
•Showing up, looking great. Our customers want to develop an online presence by finding a name that distinctly identifies their business, hobby or passion. We believe their digital identity includes not just an elegant, mobile-enabled website, but the ability to get found across various search engines, social media platforms and vertical marketplaces. And while our customers' online identities start with creating and managing these points of presence, their identities are amplified through content generation and the ability to engage and transact online with their customers and audience.
•Getting found in all the right places. What it means for our customers to be online continues to evolve. Today, having an effective online presence often means having a combination of: (i) a secure and content-rich website viewable from any device; (ii) presence on social media channels (e.g. Instagram, Facebook, WhatsApp and WeChat); (iii) search engines (e.g. Google) and an increasing number of horizontal marketplaces (e.g. Yelp and Eventbrite); (iv) vertical marketplaces (e.g. Zillow, OpenTable and HomeAdvisor); and (v) e-commerce platforms (e.g. Amazon, eBay, Etsy).
•Interacting with customers as they grow their business. Our customers need to communicate with their existing customers and find new ones across a landscape that is fragmented in both form and function. They have distinct needs in (i) branded email communication, originating with domain registration and email creation through an email client; (ii) online marketing in a variety of content types and channels; (iii) online commerce with reservation and scheduling, product catalogs and e-commerce and payment processing capabilities; (iv) messaging capabilities across SMS, Facebook Messenger, WhatsApp and others; (v) email marketing for audience engagement; and (vi) telephony, for inbound and outbound voice communication. Surrounding these channels and tactics, our customers also need easy-to-use tools to run their businesses.
•Technology that is reliable, secure, performant and evolves with their needs. Our various customer types need a simple platform and set of tools enabling their domain, website, marketing and other solutions to easily work together as their ideas grow and become more complex. The right platform can meet the needs of entrepreneurs, who may not be technologically savvy, and our Partners, who have more complex requirements, as well as all the customers in between that have a range of needs and sophistication. All the while, our customers expect reliable products and want to be confident their digital presence is secure, even as they insert customization that can create vulnerabilities. Our customers work on their ideas whenever and however they can and need solutions fitting their lifestyle and schedule.
•Connecting with a real person when they need help. Our customers sometimes need guidance to set up a website, launch a new feature or try something new. They need real people who are available 24/7/365 and in the manner that works best for them, whether by phone, by chat or in community forums. In addition to guiding our customers along the way, we also provide support by handling the most difficult and arduous tasks for them through a collection of managed service offerings.
•Affordable solutions. Our customers often have limited financial resources and are unable to make large, upfront investments in the latest technology. Our customers need affordable solutions to level the playing field with the tools to look and act like bigger ventures.
Serving these customer needs creates a deep relationship, where we are looked to as not just a solution provider, but also a guide and partner to their entrepreneurial journey. This makes for a favorable business and economic model, aligning the interests of GoDaddy and our customer.
Our Advantages
Our customers have many roles in their venture; they simultaneously run marketing, accounting, service delivery operations, customer service, people operations and many other tasks. Time is their most valuable resource and complexity is their hindrance; they want an impactful online presence, but may not have the time and skills to make that happen. Our goal is to be a trusted partner to these entrepreneurs, bringing together the technology, ease of use and care necessary to bring their ideas to life online. Therefore, we believe the following strengths provide us with competitive advantages in serving their needs:

Seamlessly Intuitive Experiences. Our customers often self-identify as non-technical and inexperienced in a variety of areas like marketing, content creation and customer management. This often manifests in our customers not having the expertise to take full advantage of powerful tools, due to complexity and an over-abundance of functionality. Combined with the great degree of fragmentation of experiences, channels and mediums on the Internet, our customers can often be overwhelmed as they attempt to bring their idea online.
We believe that the antidote to this complexity is to radically simplify our solutions and services into seamlessly intuitive experiences. GoDaddy has the two leading website building content management systems (CMS) with Websites + Marketing and Managed WordPress. With Managed WordPress, we dramatically reduce the complexity in provisioning, managing and customizing the WordPress CMS. We do this by wrapping the WordPress CMS with our own security tools (web application firewall (WAF), content delivery network (CDN) and secure sockets layer (SSL)), design tools, plugin pre-installs at initiation and automatic, managed updates. In Websites + Marketing, our own captive CMS, we incorporate seamlessly intuitive experiences by uniting marketing, content, commerce and customer management tools into single experiences.
We also seek to leverage data and insights to personalize the products and experiences of our customers as well as tailor our solutions and marketing efforts to each of our customer groups. We are constantly seeking to improve our website, marketing programs and Customer Care to intelligently respond to where customers are in their lifecycle and identify their specific product needs. This allows us to interact more frequently with our customers. We intend to continue investing in our technology and data platforms to further enable our personalization efforts.
Sage Guidance. Our customers deeply value expertise and know-how, which has been part of the GoDaddy DNA through our GoDaddy Guides since our founding. Our customers' needs are highly individualized and tailored to their ventures, which makes operating a guidance experience – at scale – a substantial form of differentiation.
In recent years, we've extended this competency into a number of new interfaces and subject matters, which are taking the insights gained from inbound calls and inserting them tactically into places that are driving higher engagements with GoDaddy. For example, within our Websites + Marketing platform, we are now creating custom, tailored action plans for our customers as they seek to market their business in a number of different channels based on the type of venture they have and their geography. Additionally, our Websites + Marketing platform has recently launched an in-editor chat experience with our GoDaddy Guides, who are able to strategically assist our customers through aesthetic decisions and help them when they hit speed bumps. And finally, we have significantly increased the passively-engageable content available to our customers, through a number of different content forms and across platforms like YouTube and Instagram.
Activating our Community. GoDaddy is one of the largest aggregations of paying small businesses and ventures in the world, with a wealth of diversity across verticals, life stages, sophistication and geographies. Our customers gain a lot when they're able to learn from one-another's experiences and benefit from each others' skills, but the challenge is that the exchange of information is cumbersome. We aim to activate our community and lower the barriers for connection, for the betterment of our customers. This occurs in discreet areas of our business today – such as in our domain aftermarket and GoDaddy Websites + Marketing's InSight platform – and it is something we're investing behind for the future.
The GoDaddy Platform
We built GoDaddy to serve our customers by providing elegant, easy-to-use cloud-based products on a single technology platform wrapped with personalized guidance. Our goal is to be a trusted partner to our customers, bringing together the technology, ease of use and care necessary to bring their ideas to life online.
Our Customers
We serve three customer populations: Independents, Partners and Domain Registrars and Investors. While the products we provide to these populations overlap, we also seek to address the meaningful differences in their journeys, what they value, their ultimate goals and how they communicate with the rest of the world.
Our largest population are Independents, which are vastly micro-businesses and non-commercial endeavors. Independents have an entrepreneurial spirit, strong work ethic and, above all, passion for their ideas, yet their specific needs vary depending on the type and stage of their ideas. Independents range from individuals who have an idea and those thinking about starting a business, to established ventures needing help attracting customers, growing their sales, managing their presence or expanding their operations. Most Independents have fewer than five employees and most self-identify as having little to no technology or design skills. They need our help to create a unique and secure digital identity, especially the more technical aspects of their presence. While our customers have differing degrees of resources and technical capabilities, they all share a desire to find tools to help them bring their ideas to life, enhance connections with their audience and find new customers.
Our second largest population are our Partners, who are website designers and developers building websites on behalf of businesses and non-commercial organizations. We estimate that half of all website builds occur through a third party, such as our Partners, on a do-it-for-you basis. Our Partners are often freelancers, moonlighters or part of small website design agencies and often have website design as one of multiple streams of income. Our Partners generally have more technical acumen and look for tools that provide greater amounts of flexibility, such as the WordPress CMS. While Partners have a need for technical depth and flexibility, they also benefit from our simplicity and guidance as tools to increase their throughput and maximize the use of their time, including client-management tools. We help our Partners in a number of ways beyond our product suite and services, including tools for Partners to help them save time, make money and exceed client expectations. These client management applications make it easier for designers and developers to manage their clients' websites at any host, or on GoDaddy products such as Managed WordPress. Partners can easily manage their overall business with capabilities such as client billing, administrative access and shopping features, making it easier to buy and manage multiple products for their clients, as well as enhanced technical support and discounts for reselling GoDaddy products. We support a variety of control panels and content management tools favored by Partners including cPanel, Plesk, Drupal, Joomla and more. As the largest global host of WordPress sites, many of our recent investments have focused on extending our reach into the WordPress community.
Our final population is Domain Registrars and Investors. Domain registrars are organizations that have their own domain registration offerings, such as Amazon Web Services (AWS), but who use our domain registration and management platform. These commercial arrangements provide for strategic relationships with many key platforms, as well as enable further scale of our domain registration technology and insights. Domain investors are individuals and organizations who manage a portfolio of registered domains for the purpose of selling via secondary markets. These investors bring a unique and valuable resource to our business in the form of liquidity and the ability to help our other populations (Independents and Partners) successfully find the name they prefer.
Our Solutions
We have designed and developed an extensive set of easy-to-use cloud-based technology products enabling our customers to establish a digital presence, connect with their customers and manage their ventures. We understand our customers' needs vary depending on the type of customer and stage of their idea, which is why we offer our products both independently and bundled as suites of integrated products designed for specific activities. Crucial to our product philosophy is to provide value well in excess of the price we charge (known as "consumer surplus"), which often puts our products in a position of strength on functionality and at an affordable cost.
Our domain name registration products enable us to engage customers at the initial stage of establishing a digital identity and often is an on-ramp for our other products. We believe our hosting and presence and business applications products significantly improve our value proposition to customers, increase our revenue and margin growth opportunities, can serve as starting points for our customer relationships and improve customer retention. We have made significant investments in the localization of our service offerings, as 45% of our customers are located in international markets (notably Canada, India, the United Kingdom (U.K.) and Australia). And, while not a standalone product, our GoDaddy Guides consist of nearly 7,300 specialists worldwide who are available 24/7/365 and provide care to customers who have different levels of technical sophistication.
Domains
Every great idea needs a great name and GoDaddy is the leading global naming service. Staking a claim with a domain name is an integral part of establishing an idea and presence online. When inspiration strikes, we are there to provide our customers with high-quality search, discovery and recommendation tools as well as the broadest selection of domains to help them find the right name for their idea. Securing a domain is a key component to creating a complete digital identity and our domain products often serve as the starting point in our customer relationships. We are the global market leader in domain name registration, with more than 79 million domains under management as of December 31, 2019 and, based on information reported in VeriSign's Domain Name Industry Brief, we held over 22% of the approximately 360 million domain names registered worldwide as of September 30, 2019. As of December 31, 2019, approximately 90% of our customers had purchased a domain from us, and as of December 31, 2019, we had more than 79 million domains under management. In 2019, 2018 and 2017, we generated approximately 45%, 46% and 47% of our total revenue, respectively, from sales of our domain products.

Our primary domains product offerings are:
Primary Registrations. Using our website or mobile application, we offer customers the ability to search for and register available domain names with the relevant registry. Our inventory for primary registrations is defined by the number of top-level domains (TLDs) we offer. As of December 31, 2019, 410 different generic TLDs (gTLDs), such as .com, .net and .org, and 55 different country code TLDs (ccTLDs), such as .de, .ca, .in and .jp., were available for purchase through GoDaddy. Since 2013, hundreds of new gTLDs have been launched, making it easier for companies and individuals to find and register new, easy-to-remember domain names tailored to their ideas, industry or interests. ccTLDs are important to our international expansion efforts as we have found international customers often prefer the ccTLD for the country or geographic market in which they operate. Our primary registration offering relies heavily on our search, discovery and recommendation tools which enable our customers to find a name matching their needs. We also sell domain registrations through relationships with third-party resellers.
Aftermarket. We operate one of the world's largest domain aftermarkets, which processes aftermarket, or secondary, domain name sales. Our aftermarket platform is designed to enable the seamless purchase and sale of an already registered domain name through an online auction, an offer and counter-offer transaction or a "buy now" transaction. Over the last five years, we have acquired more than 750,000 domain names to increase the inventory available to our customers. Our GoDaddy Investor mobile application helps investors watch and bid on domains at auction and stay on top of their current bids, all from their mobile devices. We operate a cross-registrar network that automates transaction execution across registrars thereby reducing the time required to complete a transaction. We receive a percentage of the sales price for each domain sold.
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
Hosting and Presence
Bringing an idea to life online requires a presence. GoDaddy Websites + Marketing, WordPress hosting and other GoDaddy offerings enable anyone to create an elegant website or online store, for both desktop and mobile, regardless of technical skill. Our products, powered by a unified cloud platform, enable our customers to get found online by helping to enhance the information on their website and extending their website and its content to where they need to be, from search engine results (e.g. Google) to social media (e.g. Facebook) to vertical marketplaces (e.g. Yelp), all from one location. For more technically-sophisticated web designers, developers and customers, we provide high-performance, flexible hosting and security products that can be used with a variety of open source design tools. We design these solutions to be easy to use, effective, reliable, flexible and at a great value. We offer a variety of hosting and presence products enabling our customers to create and manage their digital identity, or in the case of Partners, the digital identities of their end-customers. In each of 2019, 2018 and 2017, we derived approximately 38% of our total revenue from sales of our hosting and presence products.
Our primary hosting products are:
Shared Website Hosting. The term "shared hosting" refers to the housing of multiple websites on the same server via the use of chroot environments. Shared hosting is our most popular hosting product. We operate, maintain and support shared website hosting in our owned and operated data centers and our leased co-located data centers using either Linux or Windows operating systems. We currently offer several tiers of shared website hosting plans to suit the needs and resources of our customers, a majority of which use industry standard cPanel or Parallels Plesk control panels. We also bundle our hosting plans with a variety of applications and products such as web analytics, SSL certificates and WordPress. WordPress is the most used content management application on our shared hosting platform.
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
Security. Our security product portfolio is a comprehensive suite of tools designed to help secure our customers' online presence. The portfolio includes (i) PKI and SSL Certificates to help ensure information is secure between browsers and servers through encryption; (ii) the use of a CDN to improve a website's performance; (iii) a proprietary WAF to keep customers' websites safe from hackers; (iv) continuous monitoring providing the security state of customers' online presence at all times; (v) and a skilled team of security professionals providing incident responses in the event of a disruption in service.
Our primary presence products are:
Websites + Marketing. Websites + Marketing is an easy-to-use, do-it-yourself mobile-optimized online tool enabling customers, irrespective of their technical skills, to build effective websites and online stores. We offer a variety of plans, with pricing dependent on business and marketing features. With each of these plans, customers have access to vertically targeted professional designs which can be further customized using our editor by adding intent-driven sections, photos, videos or text. Our designs cover a wide range of categories with professionally written content for small businesses, organizations, families, weddings and other ideas. Our websites and our tools are all designed to work great on mobile devices, with a focus on performance, which is critical for websites to appear in search engine rankings.
Our Websites + Marketing product includes online appointments and online store capabilities allowing customers to transact business directly on their websites, and is optimized for mobile shopping and secure checkout via credit card, Apple Pay, Google Pay, Square or PayPal. Our online store allows customers to manage inventory and shipping, while online appointments manages staff availability and helps remind customers of appointments. Both are integrated into our social and email marketing tools, to help customers generate more business.
Marketing. Our Websites + Marketing product line includes a range of marketing tools and services designed to help businesses acquire and engage customers. These capabilities are available in an integrated offering with our website and commerce tools, or as a stand-alone for customers using other website content-management systems. The tools are designed for busy customers who may lack experience with online marketing, focusing on ease of use, mobile experience and delivering business results. Search Engine Optimization helps our customers get their websites found on major search sites using a simple step-by-step wizard with targeted recommendations on which search phrases are most likely to drive traffic to a customer's site. Business listings capabilities bring business information to where customers are looking, including Facebook and Google My Business. Email marketing lets people build targeted campaigns, either from scratch or using website or commerce content.
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
Business Applications
Our customers want to spend their time on what matters most to them, selling their products or services or helping their customers do the same. We provide them with productivity tools such as domain-specific email, second-line telephony, online storage and payment solutions to help run their ventures. We offer a variety of products designed to make the business of business easier for our customers. The products we offer include those developed in-house as well as third-party applications which we distribute and support, such as Microsoft Office 365. In 2019, 2018 and 2017, we derived approximately 17%, 16% and 15% of our total revenue, respectively, from sales of our business applications products.
Our primary business applications products are:
Microsoft Office 365. We offer fully-supported Microsoft Office 365 accounts that are easy to set up and use with our customers' domains. We offer Microsoft Office 365 in multiple plans ranging from email with calendar and contacts connected to a custom domain to a full suite of productivity tools, including file sharing and full desktop versions of Microsoft productivity applications, including Outlook, Word, Excel and PowerPoint. For customers wanting to protect their email data, we offer an email backup service, and for customers needing to comply with regulatory requirements, we offer email add-on services such as HIPAA-enabled email, encryption services (in partnership with ProofPoint) and archiving services (in partnership with Barracuda). We help make Microsoft Office 365 installation easy, allowing customers to get up and running in minutes, including "do-it-for-me" migrations services to move customers' existing email data to Office 365 accounts
Email Accounts. We offer a range of email service plans with a multi-feature web interface that connects to our customers' domains. The pricing of these plans depends on the customer's desired amount of storage and number of email addresses. All of our email accounts are advertising-free and include security functionality designed to provide protection from spam, viruses and other forms of online fraud, such as phishing.
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
GoDaddy Guides
We operate an industry-leading team of GoDaddy Guides that also drives bookings. We give our customers much more than typical customer support. Our team is unique, blending personalized guidance with the ability to evaluate our customers' needs, which allows us to help and advise them as well as drive incremental bookings. Our GoDaddy Guide team contributed approximately 16% of our total bookings in 2019. Our customers respond to our personalized approach with high marks for customer satisfaction. Our proactive guidance model is a key component helping create long-term customer relationships, which is reflected in our high retention rates. We believe our highly-rated GoDaddy Guide team is distinctive and essential to the lifetime value proposition we offer our customers. We continue to invest in our GoDaddy Guides, including investing to expand our services, improve the quality of our resources and introduce enhanced tools and processes across our expanding global footprint.
Our GoDaddy Guide team operates through a variety of channels to provide tailored and timely support to our customers, handling approximately 19 million contacts in 2019. Our customers can choose their preferred guidance channel, including proactive and reactive chat and phone support. In 2019, we expanded these channels to include WhatsApp, WeChat and SMS offerings, as well as in our digital product experiences, where we provide consultative engagements.
We take a consultative approach to our customer interactions, acting as a trusted partner to answer their questions, to guide them through technical solutions, to offer real-time product suggestions best suited to their needs and to support them at each phase of their lifecycle. The effectiveness of our model is reflected in the high ratings we receive from our customers, the bookings generated by our GoDaddy Guides and strong customer referrals.
Operations
Employees
Our people embody the same grit and determination as our customers. Our world-class engineers, designers, marketers and GoDaddy Guides share a passion for technology and its ability to change our customers' lives. We value hard work, extraordinary effort, living passionately, taking intelligent risks and working together toward successful customer outcomes. Our relentless pursuit of doing right for our customers has been a crucial ingredient of our growth.

As of December 31, 2019, we had 7,024 employees worldwide, including 4,023 GoDaddy Guides, 1,740 in technology and development, 445 in marketing and advertising and 816 in general and administrative. Excluded from our employee figures are nearly 3,300 GoDaddy Guides located in Bulgaria, China, Colombia, Germany, India, Mexico, the Philippines, Romania, Spain and the U.K. who are directly employed by third-party partners, but who are dedicated to GoDaddy on a full time basis. Substantially all of our employees are based in the U.S. and Europe. None of our employees are represented by a labor union or are party to any collective bargaining agreement in connection with his or her employment with us. However, certain of our employees in Germany are represented by an employee works council pursuant to local regulations.
GoDaddy Guides
We have nearly 7,300 GoDaddy Guides who provide technical assistance 24/7/365 to customers located around the world. Our specialists use a consultative approach to advise customers of products best suiting their individual needs. This ability to provide real-time product suggestions while providing a world-class support experience allows our GoDaddy Guides to provide an impactful contribution to bookings through the sale of product subscriptions. In each of 2019, 2018 and 2017, at least 15% of our total bookings were generated from the sale of product subscriptions by our GoDaddy Guides. Our latest merchandising strategies, such as free trials and an increased mix of monthly product subscriptions, drove more renewal billings to our website and away from the GoDaddy Guides during 2019, which we expect to continue in the future.
As of December 31, 2019, we offered localized products and guidance in over 50 markets. The majority of our GoDaddy Guides are located in our Arizona and Iowa facilities in the U.S. We have additional international specialists providing in-region support in native languages. In addition, our easy-to-use website contains extensive educational content designed to demystify the process of establishing an online presence and to assist customers in choosing the products best meeting their needs. We also provide a variety of online tutorials through blogs and other services including The GoDaddy Garage Blog and third-party sites like YouTube.
The strength of our GoDaddy Guides is our people. Our hiring process is extensive and highly selective, designed to yield individuals who will thrive in our team based on core values, character, work ethic and ability. Our new guides spend over a month moving from classroom to a live "nesting" environment where they refine their customer and technology skills. With a commitment to life-long learning, we offer extensive classes to our employees spanning leadership, sales, service and technology. Our incentive program rewards outcomes, across both customer satisfaction and bookings goals. For these and many other reasons, as of December 31, 2019, approximately 31% of our GoDaddy Guides had been with us for at least three years.
Technology and Infrastructure
Our products, customer experiences and business systems are enabled by our technology and infrastructure, to ensure scalability, security and flexibility. Technology and development expenses, including those expenses related to our technology platform, were $493 million, $434 million and $356 million in 2019, 2018 and 2017, respectively. During the five years ended December 31, 2019, we invested to support our growth with $1,840 million in technology and development expenses. The growth in our technology and development expenses has been driven primarily by our focus on product development to provide software-driven product experiences such as our website building suite, security, social channel management, second-line telephony, email, domain aftermarket and continued innovation in our domain registration and hosting offerings, among others. We have built a scalable infrastructure platform allowing us to optimize for economies of scale and enable next-generation hosting architecture for our customers, while investing in faster data centers, improved network connectivity and improved resiliency, both domestically and internationally.
We provide a reliable and secure global platform and infrastructure. Our investments in technology, including engineers, patents, online security, customer privacy, reliable infrastructure and data science capabilities, enable us to innovate and deliver personalized solutions to our customers. Our API-driven technology platform is built on state-of-the-art, open source technologies like Hadoop, OpenStack and other large-scale, distributed systems. Additionally, our platform allows our developers to create new and enhanced products or product features assembled from common building blocks leading to faster deployment cycles. We believe our products work well together and are more valuable and easier to use together than had our customers purchased them individually from other companies and tried to integrate them. As of December 31, 2019, we had 1,740 engineers, 294 issued patents and 101 pending patent applications in the U.S.

Physical Infrastructure and Management
Our physical technology infrastructure supports our products, experiences and business systems through servers located in data centers around the world. As the world's largest manager of DNS traffic and a leading website hosting platform, we have invested significantly in our peering architecture and underlying infrastructure management to handle high IP transit traffic at low bandwidth costs. We have invested in the automation of common physical data center components like servers, load balancers, switches and storage and we use open source solutions when possible to automate manual processes and thereby reduce the risk of human error and lower costs. Additionally, we are beginning to use a single automated infrastructure based on OpenStack to enable next-generation services. In 2018 we announced a partnership with AWS as we begin to migrate our internal infrastructure into the cloud over the next 5-7 years, which will accelerate our ability to provide speed and reliability in both our product experiences and our customers' hosting instances. These efforts and our large technology infrastructure footprint allow us to scale and provide our customers with valuable products at affordable prices.
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
Data Platform. Our horizontal data platform helps us to be a trusted source of data about our customers and their online ideas through accurate, meaningful and easily consumable data insights, which allows us to build best-in-class, personalized experiences for our customers. Our data platform is key to helping us deepen our customer and business insights; these insights enable innovation through instrumentation, experimentation and analysis.
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
Enterprise Operations. We recently implemented an enterprise resource planning (ERP) platform across our human capital management operations and financial and procurement operations; we continue to make improvements to these systems as needed.
Product Development
We have invested heavily in our product development teams as we have expanded the ways we serve our customers to adjust to their changing needs from primarily domain name registration and hosting to a broader spectrum of offerings. Our primary website building products (Websites + Marketing and Managed WordPress), security suite, email offerings (Microsoft Office 365, Workspaces and Open X-change), social media management, second-line telephony (Smartline) and domain aftermarket each represent significant need states that are complementary to our long-standing offerings and benefit from our strengths as a company in human-infused technology. Our product development investments have grown at a significantly higher rate than our physical infrastructure and business system expenses, reflecting our expanding role in enabling our customers' success with a powerful digital presence. Our key product development initiatives include:

Powering Elegant and Effortless Presence. We offer a range of products and services that help our customers get their ideas online. Websites + Marketing combines a mobile-optimized website builder with an integrated set of marketing and e-commerce tools to help our customers create an audience for their idea or business, enabling them to design a professional website in under an hour. We continue to invest in Websites + Marketing and other tools, templates and technology to make building, maintaining and updating a professional looking mobile or desktop presence simple and easy. In 2018, we introduced GoDaddy Social, a set of social media management tools through our acquisition of Main Street Hub, which help our customers develop, maintain and own their social media brand and reputation as well as interact with their customers. Additionally, we are investing in products to help our customers drive their customer acquisition, retention and communication efforts by managing their presence across search engines, social networks and vertical marketplaces and keep their online presence and information secure.
Making the Business of Business Easy. Our business applications range from domain-specific email and email marketing to telephony services and payment tools to help our customers communicate with their customers and grow their ideas. We intend to continue investing in the breadth of our product offerings to help our customers connect with their customers and run their ventures.
Delivering the Next Generation of Naming. The first generation of naming included a limited set of gTLDs, such as .com and .net, and ccTLDs, such as .uk and .in. Hundreds of new gTLDs have been introduced in recent years, expanding the available inventory for us and our customers. Additionally, we have invested to expand the secondary market to help match buyers to sellers who already own domains. Our GoDaddy Investor mobile application helps investors watch and bid on domains at auction and stay on top of current bids from their mobile devices. We continue to invest in search, discovery and recommendation tools and transfer protocols for both primary and secondary domains.
Partnering up. Our flexible platform also enables us to acquire companies and quickly launch new products for our customers, including through partnerships such as Microsoft Office 365 for email and PayPal and Square for payments. We have also acquired companies and technologies to complement our product and service offerings and expand our geographic footprint. We intend to continue identifying value-added technology acquisition targets and partnership opportunities.
Marketing
We believe GoDaddy is one of the most recognized Internet brands in the U.S. with increased awareness globally. We have established this high level of brand awareness primarily through our advertising campaigns across various platforms including television commercials, print, online and billboards, and have supplemented these advertising campaigns with athlete, celebrity sponsorships and social media influencers. Over the five years ended December 31, 2019, we have invested $1,321 million in marketing and advertising expenses. Our strong brand has helped us attract and retain 19.3 million customers as of December 31, 2019. We intend to continue investing in our brand as we seek to further grow our total customers, particularly internationally. Customer referrals are another highly efficient and cost-effective channel for acquiring customers.
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
Central to our international strategy is a philosophy of localizing our product offerings and customer experience and deploying them through our global infrastructure. As of December 31, 2019, we had over 8.7 million customers outside of the U.S. and derived approximately 33%, 35% and 33% of our total bookings from international sales in 2019, 2018 and 2017, respectively. We have built a dedicated team responsible for the internationalization and localization of our core product offerings as well as our Customer Care and marketing efforts, including through our acquisition of Host Europe Group (HEG) in 2017.
In conjunction with our localization efforts, we added on-the-ground regional teams and increased our country and regional specific marketing spend. These investments have enabled us to successfully launch and expand our business outside the U.S. and as of December 31, 2019, we provided localized products and Customer Care in over 50 markets around the world. We have taken a rigorous approach to managing the level of investment we expect to make in each geographic market we enter based on a market tier approach. We expect to continue to expand internationally, growing our share and increasing penetration of the international markets we've entered in recent years.

Competition
We provide cloud-based solutions enabling individuals, businesses and organizations to establish an online presence, connect with customers and manage their ventures. The market for providing these solutions is highly fragmented and competitive. These solutions are also rapidly evolving, creating opportunity for new competitors to enter the market with point-solution products or address specific segments of the market. In some instances, we have commercial partnerships with companies with which we also compete. Given our broad product portfolio, we compete with niche point-solution products and broader solution providers. Our competitors include providers of:
•domain registration services and web-hosting solutions such as Donuts, Endurance, United Internet, Web.com and WP Engine;
•website creation and management solutions such as Automattic, Shopify, Squarespace and Wix;
•cloud-infrastructure services and online security providers such as CloudFlare, Comodo, Let's Encrypt, LiquidWeb and SiteGround;
•alternative web presence, social platform and marketing solutions such as Constant Contact, Facebook, Instagram, MindBody, OpenTable, Yelp and Zillow; and
•productivity tools such as business-class email, calendaring and messaging such as Google, Grasshopper, Microsoft, WeChat, WhatsApp and Zoho.
We expect continued competition from companies in the domain, hosting and presence markets such as Automattic, Endurance, Donuts, Squarespace, United Internet, Web.com and Wix. We also expect potential increased competition from companies like Google, Amazon, Facebook and Microsoft, which are providers of web-hosting, Internet marketing, e-commerce and other cloud-based services.
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
ICANN. The registration of domain names is governed by ICANN. ICANN is a multi-stakeholder private sector, not-for-profit corporation formed in 1998 for the express purposes of overseeing a number of Internet related tasks, including management of the DNS, allocation of IP addresses, accreditation of domain name registrars and registries and the definition and coordination of policy development for all of these functions. We are accredited by ICANN as a domain name registrar and thus our ability to offer domain name registration products is subject to our ongoing relationship with, and accreditation by, ICANN. The regulation of Internet domain names in the U.S. and in foreign countries is subject to change. For example, in 2016, the National Telecommunications and Information Administration, an agency of the U.S. Department of Commerce, transitioned oversight of key Internet domain name functions to the global multi-stakeholder community.
ccTLD Authorities. The regulation of ccTLDs is governed by national regulatory agencies of the country underlying the specific ccTLDs, such as China (.cn), Canada (.ca) and the U.K. (.uk). Our ability to sell ccTLDs is dependent on our and our partners' abilities to maintain accreditation in good standing with these various international authorities.
Advertising and promotional information presented on our websites and in our products, and our other marketing and promotional activities, are subject to federal and state consumer protection laws regulating unfair and deceptive practices. U.S. federal, state and foreign legislatures have also adopted laws and regulations regulating numerous other aspects of our business. Regulations relating to the Internet, including laws governing online content, user privacy and data protection, taxation, liability for third-party activities and jurisdiction, are particularly relevant to our business. Such laws and regulations are discussed below.

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
Digital Millennium Copyright Act (DMCA). The DMCA provides domain name registrars and website hosting providers a safe harbor from liability for third-party copyright infringement. To qualify for the safe harbor, however, registrars and website hosting providers must satisfy numerous requirements, including adopting a user policy providing for termination of service access of users who are repeat infringers, informing users of this policy and implementing the policy in a reasonable manner. In addition, registrars and website hosting providers must expeditiously remove or disable access to content upon receiving a proper notice from a copyright owner alleging infringement of its protected works. A registrar or website hosting provider failing to comply with these safe harbor requirements may be found liable for copyright infringement.
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
Privacy and Data Protection. In the areas of personal privacy and data protection, the U.S. federal and various state and foreign governments have adopted or proposed limitations on, and requirements associated with, the collection, distribution, use, storage and security of personal information of individuals. In addition, in the European Union (E.U.) member states and certain other countries outside the U.S., data protection is more highly regulated and rigidly enforced. The E.U. has enacted the General Data Protection Regulation (GDPR), which took full effect on May 25, 2018, superseding the 1995 European Union Data Protection Directive. The GDPR includes stringent operational requirements for processors and controllers of personal data, for companies established in the E.U. and those outside of the E.U. if they collect, use, or otherwise process personal data, including payment card information, imposes significant penalties for non-compliance and has broader extra-territorial effect. With our acquisition of HEG, and as we conduct and expand our business across Europe and elsewhere, we expect compliance with these regulatory schemes to be more burdensome and costly for us. In addition, California recently enacted the California Consumer Privacy Act (the CCPA) that will, among other things, require covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. The CCPA went into effect on January 1, 2020; enforcement of the CCPA by the California Attorney General is anticipated to begin on July 1, 2020.
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
We have also developed, acquired or licensed proprietary technologies for use in our business. As of December 31, 2019, we had 294 issued patents in the U.S. covering various aspects of our product offerings. Additionally, as of December 31, 2019, we had 101 pending U.S. patent applications and intend to file additional patent applications in the future.
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
Available Information
Our website is located at www.godaddy.com and our investor relations website is located at investors.godaddy.net. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and our Proxy Statements are available through our investor relations website, free of charge, after we file them with the SEC. We also provide a link to the section of the SEC's website at www.sec.gov that has all of the reports we file or furnish with the SEC. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You can get information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties we are unaware of, or which we currently believe are not material, may also become important factors affecting us. If any of the following risks occur, our business, financial condition, operating results and growth prospects could be materially and adversely affected. In that event, the price of our Class A common stock could decline.
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
The markets in which we compete are characterized by constant change and innovation, frequent new product and service introductions and evolving industry standards, and we expect them to continue to evolve rapidly. Our historical success has been based on our ability to identify and anticipate customer needs and design products providing entrepreneurs, small businesses and ventures with the tools they need to create, manage and augment their digital identity. To the extent we are not able to continue to identify challenges faced by entrepreneurs, small businesses and ventures and provide products responding in a timely and effective manner to their evolving needs, our business, operating results and financial condition may be adversely affected.
The process of developing new products and technology is complex and uncertain. If we fail to accurately predict customers' changing needs or emerging technological trends, such as artificial intelligence, or if we fail to achieve the benefits expected from our investments in technology, our business could be harmed. These product and technology investments include those we develop internally, such as our "do-it-yourself" website builder Websites + Marketing, our hosting platforms and our security products, those we acquire and develop as a result of acquisitions, such as SmartLine and Website Security, and those related to our partner programs, such as Microsoft. We must continue to commit significant resources to develop our technology in order to maintain our competitive position, and these commitments will be made without knowing whether such investments will result in products our customers will accept. Our new products or product enhancements could fail to attain meaningful customer acceptance for many reasons, including:
•delays in releasing new products or product enhancements to the market;
•our failure to accurately predict market demand or customer preferences;
•defects, errors or failures in product design or performance;

•negative publicity about product performance or effectiveness, including negative comments on social media;
•introduction of competing products (or the anticipation thereof) by other market participants;
•poor business conditions for our customers or poor general macroeconomic conditions;
•the perceived value of our products or product enhancements relative to their cost; and
•changing regulatory requirements adversely affecting the products we offer.
There is no assurance we will successfully identify new opportunities, develop and bring new products to market on a timely basis, or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive, any of which could adversely affect our business and operating results. If our new products or enhancements do not achieve adequate acceptance by our customers, or if our new products do not result in increased sales or subsequent renewals, our competitive position will be impaired, our anticipated revenue growth may not be achieved and the negative impact on our operating results may be particularly acute because of the upfront technology and development, marketing and advertising and other expenses we may incur in connection with new products or enhancements. In addition, we may migrate our customers from a product that we intend to retire to another, substantially similar product. We may experience technical complications during such migration, which could result in a poor customer experience and which could have an adverse impact on our operating results.
Our brand is integral to our success. If we fail to protect or promote our brand, our business and competitive position may be harmed.
Protecting and maintaining awareness of our brand is important to our success, particularly as we seek to attract new customers globally. We have invested, and expect to continue to invest, substantial resources to increase our brand awareness, both generally and in specific geographies and to specific customer groups, such as Partners. We recently launched our new logo, the "Go." There can be no assurance that our brand development strategies, including the "Go," will enhance the recognition of our brand or lead to increased sales. Furthermore, our international branding efforts may prove unsuccessful due to language barriers and cultural differences. If our efforts to protect and promote our brand are not successful, our operating results may be adversely affected. In addition, even if our brand recognition and loyalty increases, our revenue may not increase at a level commensurate with our marketing spend.
A network attack, a security breach or other data security incident could delay or interrupt service to our customers, harm our reputation or subject us to significant liability.
Our operations depend on our ability to protect our network and systems against interruption or damage from unauthorized entry, computer viruses, denial of service attacks and other security threats both within and beyond our control. We regularly experience distributed denial of service (DDOS) attacks by hackers aimed at disrupting service to our customers and attempts to place illegal or abusive content on our or our customers' websites, and we may be subject to DDOS attacks or content abuse in the future. Our response to such DDOS attacks may be insufficient to protect our network and systems, especially as attacks (such as the DYN attack in October 2016) increase in size and nation-state actors use DDOS attacks against political and economic adversaries. In addition, there has been an increase in the number of malicious software attacks in the technology industry generally, including newer strains of malware, ransomware and cryptocurrency mining software.
Social engineering efforts may compromise our personnel or those of our third-party vendors, leading to unauthorized access to facilities, systems or information we have a responsibility to protect, which could lead to the unauthorized acquisition of information, the unavailability of systems or information or the compromise of customer accounts. Despite efforts to promote security awareness and training for our personnel and vendors, malicious actors are increasingly sophisticated and successful in their use of social engineering techniques. In the last year, we experienced several successful, but immaterial social engineering efforts. We have taken steps and continue to work to enhance our security and resilience against social engineering, but we cannot guarantee that in all cases our efforts will be successful or that future incidents will be of similarly minimal impact.
In addition, from time to time, activities of our customers or other parties may cause us to suspend or terminate customer accounts. We have suspended and terminated, and will in the future suspend or terminate, a customer's use of our products when their activities breach our terms of service (for example, phishing or resource misuse), interfere with or harm other customers' websites sharing the same hosting resources or otherwise violate applicable law. We may also suspend or terminate a customer's website if it is repeatedly targeted by DDOS or other attacks disrupting other customers' websites or servers or otherwise impacting our infrastructure. From time to time, we have offered certain bespoke services to customers outside of our standard service offerings. We are currently working to identify such instances and clarify customers' maintenance responsibilities; however, vulnerabilities relating to such bespoke services may exist or arise on customer systems due to such bespoke services, which may impact our reputation and/or give rise to potential legal action.
We cannot guarantee our backup systems, regular data backups, security protocols, network protection mechanisms and other procedures currently in place, or that may be in place in the future, will be adequate to prevent or remedy network and service interruption, system failure, third-party operating systems and software vulnerabilities, damage to one or more of our systems, data loss, security breaches or other data security incidents. Also, our products are cloud-based, and the amount of data we store for our customers on our servers has been increasing as our business has grown. Despite the implementation of security measures, our infrastructure may be vulnerable to computer viruses, worms, other malicious software programs, social engineering attacks, illegal or abusive content or similar disruptive problems caused by our customers, employees, consultants or other Internet users who attempt to invade or disrupt public and private data networks or to improperly access, use or obtain data. In addition, the process of transferring customer personal information in connection with the migration of customers from one product to another may result in data loss. Any actual or perceived breach of our security, or any other data security incident, could damage our reputation and brand, expose us to a risk of loss or litigation and possible liability, subject us to regulatory or other government inquiries or investigations, require us to expend significant capital and other resources to alleviate problems caused by the breach and deter customers from using our products, any of which would harm our business, financial condition and operating results. For example, in July 2018 we discovered a third party had accessed certain data of our Domain Factory customers. We have spent significant time and resources responding to the initial incident and continue to respond to subject access requests (SARs) from Domain Factory customers. To date, the Bavarian Data Protection Agency has not rendered its final decision on its investigation of this incident; nor has it issued any fines, but we could be subject to fines in the future related to this incident in an amount we cannot predict at this time.
If the security of the confidential information or personal information we or our vendors or partners maintain, including that of our customers and the visitors to our customers' websites stored in our systems, is breached or otherwise subjected to unauthorized access, our reputation may be harmed and we may be exposed to liability.
Our business involves the storage and transmission of confidential information, including personal information. In addition, as nearly all of our products are cloud-based, the amount of data we store for our customers on our servers (including personal information and other potentially sensitive information), and on servers used by our vendors and partners (such as AWS), has been increasing. We take measures intended to protect the security, integrity and confidentiality of the personal information and other sensitive information, including payment card information, that we collect, store or transmit, but cannot guarantee that inadvertent or unauthorized use or disclosure of such information will not occur or that third parties, including nation-states and bad actors, or our employees will not gain unauthorized access to this information or systems where personal information is processed despite our preventative efforts or those of our vendors or partners.
If third parties succeed in penetrating our security measures or those of our vendors and partners, or in otherwise accessing or obtaining without authorization the payment card information or other sensitive or confidential information we or our vendors and partners maintain, we could be subject to liability, loss of business, litigation, government investigations or other losses. Hackers or individuals who attempt to breach our security measures or those of our vendors and partners could, if successful, cause the unauthorized disclosure, misuse, or loss of personal information or other confidential information, including payment card information, or malfunctions or interruptions in our networks and services. As we continue to rely more on third-party and public-cloud infrastructure, such as AWS and other third-party service providers, we have become, and will become, more dependent on third-party security measures to protect against unauthorized access, cyber attacks and the mishandling of customer data and we may be required to expend significant time and resources to address any incidents related to the failure of those third-party security measures. Increased handling of personal information and other customer data and confidential information by vendors, partners and other third parties, including through our increased reliance on third-party and public-cloud infrastructure and other third-party service providers, may create increased risks of unauthorized disclosure, misuse or loss of these types of information. We also anticipate being required to expend significant resources in an effort to maintain and improve efforts in our oversight of vendors and other third parties with whom we share data or otherwise process data on our behalf. In addition, our customers may request we produce evidence of our data security program as part of their own compliance programs. Responding to such requests may be costly and time consuming.
If we or our partners experience any breaches or sabotage of our security measures, or otherwise suffer unauthorized use or disclosure of, or access to, personal information or other confidential information, including payment card information, we might be required to expend significant capital and resources to remediate these problems and protect against additional breaches or sabotage. We may not be able to remedy any problems caused by hackers or other similar actors in a timely manner, or at all, due to, among other things, a lack of qualified personnel to handle such problems or the failure of our personnel to follow internal policies and procedures. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until after they are launched against a target, we and our vendors and partners may be unable to anticipate these techniques or to implement adequate preventative measures on a timely basis. Advances in computer capabilities, discoveries of new weaknesses, increased likelihood of nation-state cyber attacks, and other developments with software generally used by the Internet community, such as the Meltdown and Spectre vulnerabilities, which exploit security flaws in chips manufactured in the last 20 years, the Shellshock vulnerability in the Linux Bash shell, or continually evolving ransomware attacks, also increase the risk that we, or our customers using our servers and services, will suffer a security breach. Our partners and we may also suffer security breaches or unauthorized access to personal information and other confidential information, including payment card information, due to employee error, rogue employee activity, unauthorized access by third parties acting with malicious intent or committing an inadvertent mistake, or social engineering. If a breach of our security or other data security incident occurs or is perceived to have occurred, the perception of the effectiveness of our security measures and our reputation could be harmed and we could lose current and potential customers.
Security breaches or other unauthorized access to personal information and other confidential information, including payment card information, could result in claims against us for unauthorized purchases with payment card information, identity theft or other similar fraud claims as well as for other misuses of personal information, including for unauthorized marketing purposes, which could result in a material adverse effect on our business or financial condition. Moreover, these claims could cause us to incur penalties from payment card associations (including those resulting from our failure to adhere to industry data security standards), termination by payment card associations of our ability to accept credit or debit card payments, litigation and adverse publicity, and regulatory or other government inquiries or investigations, any of which could have a material adverse effect on our business and financial condition. Although we maintain cyber liability insurance coverage that may cover certain liabilities in connection with a security breach or other security incident, we cannot be certain our insurance coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms (if at all) or that any insurer will not deny coverage as to any future claim, including if a nation-state is declared the sponsor or perpetrator of such act; for example, following the U.S., U.K., Canadian and Australian governments' attribution of Russia for the NotPetya ransomware attack, Zurich American Insurance Co. denied Mondelez International, Inc.'s claim for damages from that attack, resulting in ongoing litigation between Zurich and Mondelez, which raises broader uncertainty across the cyber insurance market regarding the availability of coverage for nation-state-led cyber attacks. The successful assertion of one or more large claims against us that exceed available insurance coverage, the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, or denials of coverage based on "act of war" or similar exclusions triggered by attribution of an attack to a nation-state, could have a material adverse effect on our business, including our financial condition, results of operations and reputation.
We expect to continue to expend significant resources to protect against security breaches and other data security incidents. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of cloud-based products we offer and operate in more countries.
We are exposed to the risk of system failures and capacity constraints.
We have experienced, and may in the future experience, system failures and outages disrupting the operation of our websites or our products such as web-hosting and email, or the availability of our Customer Care operations. Our revenue depends in large part on the volume of traffic to our websites, the number of customers whose websites we host on our servers and the availability of our Customer Care operations. Accordingly, the performance, reliability and availability of our websites and servers for our corporate operations and infrastructure, as well as in the delivery of products to customers, are critical to our reputation and our ability to attract and retain customers. Any such system failure or outage could generate negative publicity, including on social media, which could negatively impact our reputation and financial results. As we continue our transition to AWS to host our products over the next several years, we have become, and will become, more dependent on third parties to accommodate the high volume of traffic to our websites and those of our customers.
We are continually working to expand and enhance our website features, technology and network infrastructure and other technologies to accommodate substantial increases in the volume of traffic on our godaddy.com and affiliated websites, the number of customer websites we host and our overall total customers. We may be unable to project accurately the rate or timing of these increases or to successfully allocate resources to address such increases, which could have a negative impact on customer experience and our financial results. In the future, we may be required to allocate additional resources, including spending substantial amounts, to build, purchase or lease data centers and equipment and upgrade our technology and network infrastructure in order to handle increased customer traffic, as well as increased traffic to customer websites we host. We also expect to increasingly rely on third-party cloud computing and hosting providers such as AWS as we transition to the public cloud. We cannot predict whether we will be able to continue to add network capacity from third-party suppliers or otherwise as we require it. In addition, our network or our suppliers' networks might be unable to achieve or maintain data transmission capacity high enough to process orders or download data effectively or in a timely manner. Our failure, or our suppliers' failure, to achieve or maintain high data transmission capacity could significantly reduce consumer demand for our products. Such reduced demand and resulting loss of traffic, cost increases, or failure to accommodate new technologies could harm our business, revenue and financial condition. Our systems, including those of our data centers and Customer Care operations, are also vulnerable to outages or damage from fire, power loss, including rolling blackouts, telecommunications failures, computer viruses, physical and electronic break-ins, misappropriation of computer and data center resources, and similar events. The property and business interruption insurance coverage we carry may be subject to fact-dependent and incident-specific exclusions or may not be adequate to compensate us fully for losses that may occur.
We rely on third parties to perform certain key functions, and their failure to perform those functions could result in the interruption of our operations and systems and could result in significant costs and reputational damage to us.
We rely on third parties to perform certain technology, processing, servicing and support functions on our behalf, and may in the future choose to transition a function previously managed by us to such third parties. For example, in 2018 we began to transition from a combination of company-owned and co-located data centers to third-party cloud computing and hosting providers (such as AWS) for the delivery of most of our products and storage of our data. In addition in 2018, we also transitioned certain transactional accounting functions to a professional services firm. When we choose to transition a function to a third party, we may spend significant time and effort, incur higher costs than originally expected and experience delays in completing such transition. We may never realize any of the anticipated benefits of relying on such third parties, including acquisition of new customers, improved product features and positive financial results. In addition, these third parties are vulnerable to operational and technological disruptions, including cyber attacks, which may negatively impact our ability to provide services to our customers, operate our business and fulfill our financial reporting obligations. We may have limited remedies against these third parties in the event of service disruptions. If third parties are unable to perform these functions on our behalf because of service interruptions or extended outages, or because those services are no longer available on commercially reasonable terms, our expenses could increase and our customers' use of our products could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business.
Evolving technologies and resulting changes in customer behavior or customer practices may impact the value of and demand for domain names.
Historically, Internet users navigated to a website by directly typing its domain name into a web browser or navigation bar. The domain name serves as a branded, unique identifier not unlike a phone number or email address. However, people now use multiple methods to access websites. For example, people increasingly use search engines to find and access websites as an alternative to typing a website address directly into a web browser navigation bar. People increasingly use social networking and microblogging sites to find and access websites. In addition, people are increasingly rely solely on social media applications, such as Instagram, to reach customers. Further, as people continue to access the Internet more frequently through applications on mobile devices, domain names may become less prominent and their value may decline. These evolving technologies and changes in customer behavior may have an adverse effect on our business and growth prospects.
We rely on our marketing efforts and channels to promote our brand and acquire new customers. These efforts may require significant expense and may not be successful or cost-effective.
We use a variety of marketing channels to promote our brand, including online keyword search, sponsorships and celebrity endorsements, television, radio and print advertising, email and social media marketing. If we lose access to one or more of these channels, such as online keyword search, either because the costs of advertising become prohibitively expensive or we change our marketing practices as a result of developments in applicable law or litigation, or for other reasons, we may become unable to promote our brand effectively, which could limit our ability to grow our business. For example, advertising costs have increased and available ad inventory has decreased in connection with the 2020 U.S. elections, which we expect will increase our television marketing costs. Further, if our marketing activities fail to generate traffic to our website, attract customers and lead to new and renewal sales of our products at the levels we anticipate or our efforts to personalize our marketing efforts are not successful, our business and operating results would be adversely affected. There can be no assurance our marketing efforts will succeed or be cost-effective, and if our customer acquisition costs increase, our business, operating results and financial performance could be adversely affected.

Our ability to increase sales of our products is highly dependent on the quality of our Customer Care. Our failure to provide high-quality Customer Care would have an adverse effect on our business, brand and operating results.
Our Customer Care team has historically contributed significantly to our total bookings. In each of 2019, 2018 and 2017, at least 15% of our total bookings were generated from the sale of product subscriptions by our Customer Care team. Our Customer Care team primarily engages with customers through direct calls. As customers increasingly engage with our Customer Care team via other communication channels, such as chat and we provide more self-serve solutions, there is no guarantee our Customer Care team will continue to have the same success in selling product subscriptions and, as a result, our total bookings may decline.
The majority of our current offerings are designed for customers who often self-identify as having limited to no technology skills. Our customers depend on our Customer Care to guide them as they create, manage and grow their digital identities. As our Customer Care team engages with customers online and through other communications channels, our Customer Care team may not be as successful or effective as they have been in the past. After launching their sites and leveraging our product offerings, customers depend on our Customer Care team to quickly resolve any issues relating to those offerings. Further, as we continue to broaden our portfolio of solutions, increase the size of our customer base and increase the size of our solution deployments within our customers' IT infrastructure, we must continue to adapt our customer support organization to ensure our customers continue to receive the high level of customer service which they have come to expect. Notwithstanding our commitment to Customer Care, our customers will occasionally encounter interruptions in service and other technical challenges and it is therefore critical we are there to provide ongoing, high-quality support to help our customers.
We must continue to refine our efforts in Customer Care so we can adequately serve our domestic and international customers. We cannot predict the impact any such refinements may have on our ability to sell additional product subscriptions or our overall customer experience. For example, a portion of our international Customer Care team is engaged through third parties and not directly employed by us. If our agreements with such third parties are terminated for any reason, we will need to find alternative providers, which could increase our costs; in addition, we would have to train new Customer Care guides, which could adversely impact our ability to serve our customers and to sell products to new and existing customers. If we do not provide effective ongoing Customer Care, our ability to sell our products to new and existing customers could be harmed, and our high subscription renewal rates and cross-selling of our products may decline and our reputation may suffer, any of which could adversely affect our business, reputation and operating results.
Our performance may be negatively impacted by our recent CEO transition, and we will continue to depend on the services and performance of our other senior management and key employees.
In September 2019, Aman Bhutani was appointed as our new Chief Executive Officer, following the resignation of Scott W. Wagner. Our future performance will depend, in part, on the successful transition of Mr. Bhutani as our new Chief Executive Officer. Mr. Bhutani does not have prior experience as the CEO of a publicly traded company. If we do not successfully manage our CEO transition, it could be viewed negatively by our customers, employees or investors and could have an adverse impact on our business. Our future performance also will continue to depend on the services and contributions of our other senior management and key employees to execute on our business plan and to identify and pursue new opportunities and product innovations. The loss of services of senior management or other key employees and the hiring of new senior leaders and key employees, could significantly delay or prevent the achievement of our development and strategic objectives as we transition to new leaders and could adversely affect our business, financial condition and operating results.
We face significant competition for our products in the domain name registration, website building and web-hosting markets and other markets in which we compete, which we expect will continue to intensify, and we may not be able to maintain or improve our competitive position or market share.
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

We expect competition to increase in the future from competitors in the domain and hosting and presence markets, such as United Internet, Web.com and Donuts, as well as competition from companies such as Google, Amazon and Microsoft, which provide web-hosting, other cloud-based services and domain name registration, and Amazon and Facebook, which offer Internet marketing platforms. In particular, the extension of the Cooperative Agreement between Verisign Inc. (Verisign), the registry for .com and .net, and the U.S. Department of Commerce in 2018 gave Verisign the right to become an ICANN-accredited registrar for any gTLD other than .com. If Verisign decides to become a registrar, it would become one of our competitors, which could have a negative impact on our business and the industry. In addition, we face competition in the website and e-commerce site building market from competitors such as Wix, Squarespace and Shopify, from providers of social media networks and applications including Facebook and Tencent, and from digital infrastructure providers including Cloudflare. Some of our current and potential competitors have greater resources, more brand recognition and consumer awareness, more diversified product offerings, greater international scope and larger customer bases than we do, and we may therefore not be able to effectively compete with them. In addition, some of our competitors offer their services and products at low or no cost; for example, Cloudflare offers domains at wholesale cost and Let's Encrypt offers security certificates at no cost. If these competitors and potential competitors decide to devote greater resources to the development, promotion and sale of products in the markets in which we compete, or if the products offered by these companies are more attractive to or better meet the evolving needs of our customers, our market share, growth prospects and operating results may be adversely affected.
In addition, in an attempt to gain market share, competitors may offer aggressive price discounts or alternative pricing models on the products they offer, such as freemium pricing in which a basic offering, such as SSL certificates, is provided for free with advanced features provided for a fee, or increase commissions paid to their referral sources. As a result, increased competition could result in lower sales, price reductions, reduced margins and the loss of market share. Moreover, competitors and other third-parties may aggressively bid on Google AdWords, which could result in increased marketing expenses making it difficult for us to compete.
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
The future growth of our business depends in significant part on increasing our international bookings. Our continuing international expansion efforts subject us to additional risks.
Bookings outside of the U.S. represented approximately 33%, 35% and 33% of our totals for 2019, 2018 and 2017, respectively. In 2012, we began localizing our products in numerous markets, languages and currencies, expanding our systems to accept payments in forms common outside of the U.S., focusing our marketing efforts in numerous non-U.S. geographies, tailoring our Customer Care offerings to serve these markets, expanding our infrastructure in various non-U.S. locations and establishing Customer Care operations in overseas locations. We have continued our international expansion efforts, such as our acquisition of Host Europe Holdings Limited (HEG), Webhuset and Over. Our international expansion efforts may be slow or unsuccessful to the extent we experience difficulties in recruiting, training, managing and retaining qualified personnel with international experience, language skills and cultural competencies in the geographic markets we target, which could negatively impact our bookings and operating results. Furthermore, as we continue to expand internationally, it may prove difficult to maintain our corporate culture, which we believe has been critical to our success. Conducting and expanding international operations subjects us to risks we generally do not face in the U.S., including:
• management, communication and integration problems resulting from language barriers, cultural differences and geographic dispersion of our customers and personnel;
•language translation of, and associated Customer Care guidance for, our products;
•compliance with foreign laws, including laws regarding consumer protection, online disclaimers and advertising, liability of online service providers for activities of customers especially with respect to hosted content, and more stringent laws in foreign jurisdictions relating to consumer privacy and protection of data collected from individuals and other third parties;
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
•greater risk of unexpected changes in regulatory practices, tariffs, trade disputes and tax laws and treaties, particularly due to "Brexit" and economic tensions and trade negotiations between the United States and China;
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
In addition, the expansion of our existing international operations and entry into additional international markets has required and will continue to require significant management attention and financial resources. In particular, we have invested, and intend to continue to invest, in product marketing, infrastructure and personnel to support our international expansion efforts. These increased marketing costs may increase our cost of acquiring international customers, which may delay our ability to achieve profitability or reduce our profitability in the future. We may also face pressure to lower our prices in order to compete in emerging markets, which could adversely affect revenue derived from our international operations. In addition, certain of our operations are in higher risk regions such as China, India, Russia and Ukraine. Unanticipated events, such as geopolitical changes, could adversely affect those operations. For example, the current U.S. administration is pursuing substantial changes to U.S. trade policy with respect to China, the E.U. and other countries. Given the uncertainty as to how the U.S. and foreign governments will respond to such changes, a trade war and additional changes to tariffs, trade policies, taxes, regulations and enforcement practices could occur in the future, which could have an adverse impact on our international operations and bookings. These and other factors associated with our international operations could impair our growth prospects and adversely affect our business, operating results and financial condition. Given the risks associated with our international operations, we may decide to relocate international operations either to other foreign countries or domestically. Any such relocation would require significant management attention and financial resources, could adversely affect our business, operating results and financial condition, and may not prove to be successful.
Mobile devices are increasingly used to access the Internet, and our cloud-based and mobile support products may not operate or be as effective when accessed through these devices, which could harm our business.
Historically, we designed our web-based products for use on a desktop or laptop computer. Mobile devices, such as smartphones and tablets, are increasingly being used as the primary means for accessing the Internet and conducting e-commerce; we built our Websites + Marketing product as "mobile first." We are dependent on the interoperability of our products with third-party mobile devices and mobile operating systems, as well as web browsers we do not control. Any changes in such devices, systems or web browsers which degrade the functionality of our products or give preferential treatment to competitive products could adversely affect usage of our products. In the event our customers have difficulty accessing and using our products on mobile devices, our customer growth, business and operating results could be adversely affected.

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
We have incurred, and will continue to incur, expenses relating to our investments in international operations and infrastructure, such as the expansion of our offerings and marketing presence in India, Europe, Latin America and Asia; our targeted marketing spending to attract new customer groups, such as Partners and Independents in non-U.S. markets; and investments in software systems and additional data center resources to keep pace with the growth of our cloud infrastructure and cloud-based product offerings. We have made significant investments in product development, corporate infrastructure and technology and development, and intend to continue investing in the development of our products and infrastructure and our marketing and Customer Care teams.
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
In January 2016, we selected a new ERP system. We completed the implementation of the human capital management portion of our system in 2016 and the financial portion in mid-2019; we continue to make improvements to these systems as needed. In addition, we continue to plan for and implement new systems, including e-commerce and revenue recognition, as well as make enhancements to existing platforms and tools. While we are engaged in this work, we may experience difficulties in managing our existing systems and processes, which could disrupt our operations, the management of our finances and the reporting of our financial results. In addition, we will continue to rely on legacy systems while we plan for implementation of new systems; such legacy systems may not be able to scale efficiently as our business grows, which may delay future product launches or enhancements. Our failure to improve our systems and processes or complete such system implementations or enhancements on a timely basis, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business, successfully integrate our acquisitions and to accurately forecast and report our results.
We may acquire other businesses or talent, which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our operating results.
As part of our business strategy, we have in the past made, and may in the future make, acquisitions or investments in companies, talent, products, domain portfolios and technologies we believe will complement our business and address the needs of our customers, such as our acquisitions of HEG, Main Street Hub, Sellbrite and Over. We cannot ensure we will be able to successfully integrate the acquired products, talent and technology, benefit from increased subscriptions and revenue and achieve the revenue and expense synergies we expect as a result of these transactions. Even if we do successfully integrate the acquired products we may not successfully integrate the acquired brands into our portfolio or may decide to modify, retire or change the direction of the brands, which could adversely affect our operating results.

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
In addition, if we are unsuccessful at integrating the operations or technologies associated with such acquisitions into our company, the revenue and operating results of the combined company could be adversely affected. We may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired company, including issues related to intellectual property, solution quality or architecture, privacy, data protection, information security practices, regulatory compliance practices, employment practices, customer or sales channels and integrations of prior acquisitions. We are also required to integrate, operate and manage an acquired company's security infrastructure, which may be particularly challenging when acquired businesses utilize heavily customized or outdated systems or if we face of loss of personnel of the acquired business. This can increase our vulnerability to network attacks, security incidents or similar events. Any integration process may result in unforeseen operating difficulties and require significant time and resources, and we may not be able to manage the process successfully. In particular, we may encounter difficulties assimilating or integrating the companies, solutions, technologies, accounting systems, personnel or operations we acquire, particularly if the key personnel are geographically dispersed or choose not to work for us. For example, we may not integrate an acquired company onto our systems as planned, requiring us to depend on their legacy systems for longer than anticipated. Additionally, acquired companies may focus on achieving performance earn-outs or contingent payments rather than integrating with us. We may also experience difficulty in effectively integrating or preserving the different cultures and practices of the companies we acquire. Acquisitions may also disrupt our core business, divert our resources and require significant management attention that would otherwise be available for development of our existing business. We may not successfully evaluate or utilize the acquired technology, intellectual property or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. If we fail to properly evaluate, execute or integrate acquisitions or investments, the anticipated benefits may not be realized, we may be exposed to unknown or unanticipated liabilities and our business and growth prospects could be harmed.
If the rate of growth of entrepreneurs, small businesses and ventures is significantly lower than our estimates or if demand for our products does not meet expectations, our ability to generate revenue and meet our financial targets could be adversely affected.
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
Our ability to compete successfully depends on our ability to offer an integrated and comprehensive suite of products enabling our diverse base of customers to get their ideas online and start, grow and run their businesses and ventures. The success of our domains, hosting and presence and business applications offerings with Independents, Partners and Domain Registrars and Investors is predicated on the assumption that an online presence is, and will continue to be, an important factor in our customers' abilities to establish, expand and manage their businesses quickly, easily and affordably. If we are incorrect in this assumption, for example due to the introduction of a new technology or industry standard superseding the importance of an online presence or which renders our existing or future products obsolete, then our ability to retain existing customers and attract new customers could be adversely affected, which could harm our ability to generate revenue and meet our financial targets.

We rely on search engines to attract a portion of our customers. If search engines change their search algorithms or policies regarding advertising, increase their pricing or suffer problems, our ability to attract new customers may be impaired.
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
We maintain a network of different types of partners, some of which create integrations with our products. For example, we partnered with Microsoft and Open-Xchange to offer Office 365 email and related productivity tools and Workspace Professional Email, respectively, to our customers. We also worked to make certain of our products interoperable with services such as Yelp, Google, Amazon, WhatsApp and Instagram. In addition, we provided payment options for customers' websites through providers such as PayPal, Stripe, Square and Mercado Libre. We have invested and will continue to invest in partner programs to provide new product offerings to our customers and help us attract additional customers. However, our relationships with our partners may not be as successful in generating new customers as we anticipate, which could adversely affect our ability to increase our total customers. Further, these programs could require substantial investment while providing no assurance of return or incremental revenue. We also rely on some of our partners to create integrations with third-party applications and platforms used by our customers, such as the email encryption service provided by ProofPoint, email backup and migration services provided by SkyKick and email archiving services provided by Barracuda. If our partners fail to create such integrations, or if they change the features of their applications or alter the terms governing use of their applications in an adverse manner, demand for our products could decrease, which would harm our business and operating results. If we are unable to maintain our contractual relationships with existing partners or establish new contractual relationships with potential partners, we may not be able to offer the products and related functionality our customers expect, and we may experience delays and increased costs in adding customers and may lose customers. Any ineffectiveness of our partner programs could materially adversely affect our business and results of operations. In addition, our partners may increase the fees they charge us or offer their services on terms that are less than favorable to us, including in connection with renewal negotiations. Such increased costs or less than favorable terms could result in increased costs to customers and potential loss of customers, which could have an adverse impact on our results of operations.
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
•our ability to implement new financial and other administrative systems, including our new ERP system;
•systems, data center and Internet failures, breaches and service interruptions;
•actions by foreign governments that reduce access to the Internet for their citizens;
•changes in U.S. or foreign regulations, such as the GDPR and CCPA, that could impact one or more of our product offerings or changes to regulatory bodies, such as ICANN, as well as increased regulation by governments or multi-governmental organizations, such as the International Telecommunications Union, a specialized agency of the United Nations or the E.U., that could affect our business and our industry;
•a delay in the authorization of new TLDs by ICANN or our ability to successfully on-board new TLDs which would impact the breadth of our customer offerings;
•any changes in industry rules restricting our ability to hold domains for sale on the aftermarket;
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
We may not be able to maintain profitability in the future.
We had net income of $138 million, $82 million and $140 million in 2019, 2018 and 2017 respectively. While we have experienced revenue growth over these same periods, we may not be able to sustain or increase our growth or maintain profitability in the future or on a consistent basis. We have incurred substantial expenses and expended significant resources upfront to market, promote and sell our products. We also expect to continue to invest for future growth. In addition, we expect to continue to incur significant accounting, legal and other expenses as a public company.
As a result of our increased expenditures, we will have to generate and sustain increased revenue to maintain future profitability. Maintaining profitability will require us to ensure revenues continue to increase while managing our cost structure and avoiding significant liabilities. Revenue growth may slow or decline, or we may incur significant losses in the future for a number of possible reasons, including general macroeconomic conditions, increased competition, a decrease in the growth of the markets in which we operate, or if we fail for any reason to continue to capitalize on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline.
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
Our ability to obtain debt or equity funding will depend on a number of factors, including market conditions, interest rates, our operating performance, our credit rating and investor interest. Although we refinanced our credit facility in 2019 and reduced our interest rate, additional funding may not be available to us on acceptable terms or at all. If adequate funds are not available, we may be required to reduce expenditures, including curtailing our growth strategies, foregoing acquisitions or reducing our product development efforts. If we succeed in raising additional funds through the issuance of equity or equity-linked securities, then existing stockholders could experience substantial dilution. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences and privileges senior to those of the holders of our Class A common stock. In addition, any such issuance could subject us to restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Further, to the extent we incur additional indebtedness or such other obligations, the risks associated with our substantial leverage described elsewhere in this filing, including our possible inability to service our debt, would increase.
Because we are generally required to recognize revenue for our products over the term of the applicable agreement, changes in our sales may not be immediately reflected in our operating results.
As described in Note 2 to our audited financial statements, we generally recognize revenue from our customers ratably over the respective terms of their subscriptions in accordance with GAAP. Our subscription terms average one year, but can range from monthly terms to multi-annual terms of up to 10 years depending on the product. Accordingly, increases in sales during a particular period do not translate into immediate, proportional increases in revenue during such period, and a substantial portion of the revenue we recognize during a quarter is derived from deferred revenue from customer subscriptions we entered into during previous quarters. As a result, our margins may suffer despite substantial sales activity during a particular period, since GAAP does not permit us to recognize all of the revenue from our sales immediately. Conversely, a decline in new or renewed subscriptions in any one quarter may not be reflected in our revenue for that quarter and the existence of substantial deferred revenue may prevent deteriorating sales activity from becoming immediately observable in our statements of operations. In addition, we may not be able to adjust spending in a timely manner to compensate for any unexpected sales shortfall, and any significant shortfall relative to planned expenditures could negatively impact our business and results of operations.

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
We own one of our data centers and lease our remaining data center capacity from wholesale providers. We occupy our leased data center capacity pursuant to co-location service agreements with third-party data center facilities, which have built and maintain the co-located data centers for us and other parties. Although we have begun to service some of our customers through our cloud infrastructure as part of our partnership with AWS, we still serve customers from our GoDaddy-owned, Arizona-based data center as well as domestic and international co-located data center facilities located in Arizona, California, Missouri, Virginia, New York, France, Germany, the Netherlands, Singapore and the U.K. Although we own the servers in these co-located data centers and engineer and architect the systems upon which our platforms run, we do not control the operation of these facilities, and we depend on the operators of these facilities to ensure their proper security and maintenance.
Despite precautions taken at our data centers, these facilities may be vulnerable to damage or interruption from break-ins, computer viruses, crypto-jacking, DDOS or other cyber attacks, acts of terrorism, vandalism or sabotage, power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes and similar events. The occurrence of any of these events or other unanticipated problems at these facilities could result in loss of data (including personal or payment card information), lengthy interruptions in the availability of our services and harm to our reputation and brand. While we have disaster recovery arrangements in place, they have been tested in only very limited circumstances and not during any large-scale or prolonged disasters or similar events.
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
Data localization requirements in certain jurisdictions in which we operate may increase data center operating costs.
In some jurisdictions in which we operate, such as India and China, laws and regulations may require us to locally host at least an instance of the data collected in that jurisdiction and in some cases may apply restrictions to the export or transfer of that data across borders. Such data localization laws and regulations may increase our overall data center operating costs by requiring duplicative local facilities, network infrastructure and personnel, and by potentially increasing the resources required to process governmental requests for access to that data. This may also increase our exposure to government requests for censorship and data breaches in general. We continue to explore strategies to limit such risks related to data collected in those jurisdictions, but cannot guarantee that our efforts will be successful.
Undetected or unknown defects in our products could harm our business and future operating results.
The products we offer or develop, including our proprietary technology and technology provided by third parties, could contain undetected defects or errors. For example, in early 2017 we discovered a small number of recently issued SSL certificates failed due to a software bug inadvertently introduced during a routine code change. We revoked the SSL certificates potentially affected by the bug as a precautionary matter, remedied the bug, contacted affected customers and initiated a new certificate request on their behalf at no additional cost. The performance of our products could have unforeseen or unknown adverse effects on the networks over which they are delivered as well as, more broadly, on Internet users and consumers and third-party applications and services utilizing our solutions. These adverse effects, defects and errors, and other performance problems relating to our products could result in legal claims against us that harm our business and damage our reputation. The occurrence of any of the foregoing could result in compromised customer data, loss of or delay in revenues, an increase in our annual refund rate, which has ranged from 6.4% to 6.9% of total bookings from 2017 to 2019, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation or brand and increased costs. In addition, while our terms of service specifically disclaim certain warranties and contain limitations on our liability, courts may still hold us liable for such claims if asserted against us.
Privacy concerns relating to our technology could damage our reputation and deter existing and new customers from using our products.
From time to time, concerns have been expressed about whether our products or processes compromise the privacy of customers and others. Concerns about our practices with regard to the collection, use, disclosure or security of, and financial incentives related to, personal information, including payment card information, or other privacy related matters, even if unfounded, could damage our reputation and adversely affect our operating results. As we continue to grow our business organically and through acquisitions, the amount of data we store for our customers and related to our employees on our servers (including personal information) has been increasing. Any systems failure or compromise of our security resulting in the release of our users' or customers' data, or the perception any such incident may have occurred, could seriously limit the adoption of our product offerings, as well as harm our reputation and brand and, therefore, our business. We expect to continue to expend significant resources to protect against security breaches. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of cloud-based products we offer and operate in more countries.
We are subject to privacy and data protection laws and regulations as well as contractual privacy and data protection obligations. Our failure to comply with these or any future laws, regulations or obligations could subject us to sanctions and damages and could harm our reputation and business.
We are subject to a variety of laws and regulations, including regulation by various federal government agencies, including the Federal Trade Commission (FTC), Federal Communications Commission (FCC) and state and local agencies. We collect personal information, including payment card information, and other data from our current and prospective customers, website users and employees. The U.S. federal and various state and foreign governments have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personal information or other data of individuals, including payment card information, and the FTC and many state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data. Self-regulatory obligations, other industry standards, policies and other legal obligations may apply to our collection, distribution, use, security or storage of personal information or other data relating to individuals, including payment card information. These obligations may be interpreted and applied inconsistently from one jurisdiction to another and may conflict with one another, other regulatory requirements or our internal practices. Any failure or perceived failure by us to comply with U.S., E.U. or other foreign privacy or security laws, policies, industry standards or legal obligations or any security incident resulting in the unauthorized access to, or acquisition, release or transfer of, personal information or other data relating to our customers, employees and others, including payment card information, may result in governmental enforcement actions, litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.
We expect there will continue to be newly enacted and proposed laws and regulations as well as emerging industry standards concerning privacy, data protection and information security in the U.S., the E.U. and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Such laws, regulations, standards and other obligations could impair our ability to, or the manner in which we, collect or use information we utilize to target advertising to our customers, thereby having a negative impact on our ability to maintain and grow our total customers and increase revenue. For example, California recently enacted the CCPA that, among other things, requires covered companies to provide new disclosures to California consumers and afford such consumers new rights, including the right to opt-out of certain sales of personal information or opt-into certain financial incentive programs. The enforcement of the CCPA by the California Attorney General is anticipated to begin on July 1, 2020. The CCPA has been amended on multiple occasions and is the subject of proposed regulations of the California Attorney General released on October 10, 2019. We cannot fully predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Future restrictions on the collection, use, sharing or disclosure of our users' data or additional requirements for express or implied consent of users for the use, disclosure or other processing of such information could increase our operating expenses, require us to modify our products, possibly in a material manner, or stop offering certain products, and could limit our ability to develop and implement new product features.
In particular, with regard to transfers to the U.S. of personal data (as such term is used in the GDPR and applicable E.U. member state legislation, and as similarly defined under the proposed ePrivacy Regulation) from our employees and European customers and users, we rely upon the U.S.-E.U. Privacy Shield, as well as E.U. Model Clauses in certain circumstances. Both the U.S.-E.U. Privacy Shield and E.U. Model Clauses have been subject to legal challenge and may be modified or invalidated, and we may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the European Economic Area (EEA). We may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of EEA residents. The regulatory environment applicable to the handling of EEA residents' personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.
In addition, several foreign countries and governmental bodies, including the E.U. and Canada, have laws and regulations concerning the collection and use of their residents' personal information, including payment card information, which are often more restrictive than those in the U.S. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personal information, including payment card information identifying, or which may be used to identify, an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol (IP) addresses, device identifiers and other data. Although we are working to comply with those laws and regulations applicable to us, these and other obligations may be modified and interpreted in different ways by courts, and new laws and regulations may be enacted in the future. Within the EEA, the GDPR took full effect on May 25, 2018, becoming directly applicable across E.U. member states. The GDPR includes stringent operational requirements for processors and controllers of personal data, for companies established in the EEA and those outside the EEA that collect and use personal data (including payment card information) imposes significant penalties for non-compliance and has broader extra-territorial effect. As the GDPR is a regulation rather than a directive, it applies throughout the EEA, but permits member states to enact certain supplemental requirements if they so choose. Noncompliance with the GDPR can trigger fines of up to the greater of €20 million or 4% of global annual revenues. Further, following a referendum in June 2016 in which voters in the U.K. approved an exit from the E.U. by April 2019, a Data Protection Act substantially implementing the GDPR was enacted in the U.K., effective in May 2018. It remains unclear, however, if the U.K.'s withdrawal from the E.U. will ultimately transpire and, if it does, how U.K. data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the U.K. will be regulated. In addition, some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.
Any new laws, regulations, other legal obligations or industry standards, or any changed interpretation of existing laws, regulations or other standards may require us to incur additional costs and restrict our business operations. For example, many jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. These mandatory disclosures regarding a security breach, or any other disclosures we may choose to undertake, could result in an increased risk of litigation and/or negative publicity to us, which may cause our customers to lose confidence in the effectiveness of our data security measures which could impact our operating results. In addition, we are required under the GDPR to respond to customers' SARs and under the CCPA to similar customer requests, each within a certain time period, which entails determining what personal data is being processed, the purpose of any such data processing, to whom such personal data has been disclosed (and in the case of the CCPA, sold) and whether personal data is being disclosed for the purpose of making automated decisions relating to that customer. We may dedicate significant resources to responding to our customers' SARs, which could have a negative impact on our operating results. In addition, a failure to respond to SARs properly could result in fines, negative publicity and damage to our business.
If our privacy or data security measures fail to comply with current or future laws, regulations, policies, legal obligations or industry standards, or are perceived to have done so, we may be subject to litigation, regulatory investigations, fines or other liabilities, as well as negative publicity and a potential loss of business. Moreover, if future laws, regulations, other legal obligations or industry standards, or any changed interpretations of the foregoing, limit our customers' ability to use and share personal information, including payment card information, or our ability to store, process and share such personal information or other data, demand for our products could decrease, our costs could increase and our business, operating results and financial condition could be harmed.
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
As of December 31, 2019, we had 294 issued patents in the U.S. covering various aspects of our product offerings. Additionally, as of December 31, 2019, we had 101 pending U.S. patent applications and intend to file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations or not to pursue patent protection in certain jurisdictions, and may choose to abandon patents that are no longer of strategic value to us, in each case even if those innovations have financial value to us. In addition, under the laws of certain jurisdictions, patents or others intellectual property may be unavailable or limited in scope. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative processes or litigation. In addition, issuance of a patent does not assure that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.
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
As of December 31, 2019, we had 617 registered trademarks in 68 countries, including the GoDaddy logo and mark in all international markets in which we operate or intend to operate. We have also registered, or applied to register, the trademarks associated with several of our leading brands in the U.S. and in certain other countries, including for our new logo launched in January 2020, the "Go." Competitors and others may have adopted, and in the future may adopt, tag lines or service or product names similar to ours, which could impede our ability to build our brands' identities and possibly lead to confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered and common law trademarks or trademarks incorporating variations of the terms or designs of one or more of our trademarks and opposition filings made when we apply to register our trademarks.
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
We are involved in intellectual property claims and litigation asserted by third parties, and may be subject to additional claims and litigation in the future, which could result in significant costs and substantially harm our business and results of operations.
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
In addition to intellectual property claims, we are also involved in other types of litigation and claims, including claims relating to commercial disputes, consumer protection and employment, such as harassment. For example, we have faced or continue to face claims related to the Fair Labor Standards Act, the Telephone Consumer Protection Act, the American with Disabilities Act and the Arizona Consumer Fraud Act (and similar federal, state and international consumer protection statutes). We recently entered into an agreement in principle to settle three class action complaints alleging violations of the Telephone Consumer Protection Act, pursuant to which we will make available a total of up to $35.0 million to pay: (i) class members, at their election, either a cash settlement or a credit to be used for future purchases of products from us, (ii) an incentive payment to the class representative, (iii) notice and administration costs in connection with the settlement, and (iv) attorneys' fees and expenses to legal counsel representing the class (see Part II, Item 1 for additional details). Plaintiffs in such current and future litigation matters often file such lawsuits on behalf of a putative or certified class and typically claim substantial statutory damages and attorneys' fees, and often seek changes to our products, features or business practices. As a result, although the results of any such current or future litigation, regardless of the underlying nature of the claims, cannot be predicted with certainty, the final outcome of any current or future claims or lawsuits we face could adversely affect our business, financial condition and results of operations. Any negative outcome from claims or litigation, including settlements, could result in payments of substantial monetary damages or fines, attorneys' fees or costly and significant and undesirable changes to our products, features, marketing efforts or business practices. As we expand our international operations, we have experienced an increase in litigation occurring outside of the United States, due in part to consumer-friendly laws and regulations in certain countries and legal systems with limited experience with claims related to the domain industry. Defending such litigation is costly and time consuming. The final outcome of such litigation may not be the same as similar litigation in the U.S., which may have an adverse effect on our business, financial condition and results of operations. Further, claims or litigation brought against our customers or business partners may subject us to indemnification obligations or obligations to refund fees to, and adversely affect our relationships with, our customers or business partners. Such indemnification or refund obligations or litigation judgments or settlements that result in the payment of substantial monetary damages, fines and attorneys' fees may not be sufficiently covered by our insurance policies if at all.
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
Several U.S. federal statutes may apply to us with respect to various activities of our customers, including: the DMCA, which provides recourse for owners of copyrighted material whose rights under U.S. copyright law have been infringed on the Internet; the CDA, which regulates content on the Internet unrelated to intellectual property; and the ACPA, which provides recourse for trademark owners against cybersquatters. The DMCA and the CDA generally protect online service providers that do not own or control website content posted by customers from liability for certain activities of customers, such as the posting of defamatory or obscene content, unless the online service provider is participating in the unlawful conduct. For example, the safe harbor provisions of the DMCA shield Internet service providers and other intermediaries from direct or indirect liability for copyright infringement. However, under the DMCA, we must follow the procedures for handling copyright infringement claims set forth in the DMCA including expeditiously removing or disabling access to the allegedly infringing material upon the receipt of a proper notice from, or on behalf of, a copyright owner alleging infringement of copyrighted material located on websites we host. Under the CDA, we are generally not responsible for the customer-created content hosted on our servers and thus are generally immunized from liability for torts committed by others. Consequently, we do not monitor hosted websites or prescreen the content placed by our customers. Under the safe harbor provisions of the ACPA, domain name registrars are shielded from liability in many circumstances, including cybersquatting, although the safe harbor provisions may not apply if our activities are deemed outside the scope of registrar functions. As we increasingly create content for our customers, we may not be able to rely on such safe harbors and we may be held liable for such content under the DMCA and the CDA.
Although these statutes and case law in the U.S. have generally shielded us from liability for customer activities to date, court rulings in pending or future litigation or future regulatory or legislative amendments may narrow the scope of protection afforded us under these laws. For example, SESTA and FOSTA may limit the immunity previously available to us under the CDA, which could subject us to investigations or penalties if the activities of our customers are deemed illegal or inappropriate under applicable laws and regulations. Neither the DMCA nor the CDA generally apply to claims of trademark violations, and thus they may be inapplicable to many of the claims asserted against our company. Furthermore, notwithstanding the exculpatory language of these bodies of law, the activities of our customers have resulted in, and may in the future, result in threatened or actual litigation against us. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.
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
As a provider of web-based and cloud-based products, including as a registrar of domain names and related products, we may become aware of disputes over ownership or control of customer accounts, websites or domain names. We could face potential liability for our failure to renew a customer's domain. We could also face potential liability for our role in the wrongful transfer of control or ownership of accounts, websites or domain names. The safeguards and procedures we have adopted may not be successful in insulating us against liability from such claims in the future. Moreover, any future amendment to Section 230 of the Communication Decency Act may increase our liability and could expose us to civil or criminal liability for the actions of our customers, if we do not effectively detect and mitigate these risks. In addition, we may face potential liability for other forms of account, website or domain name hijacking, including misappropriation by third parties of our customer accounts, websites or domain names and attempts by third parties to operate accounts, websites or domain names or to extort the customer whose accounts, websites or domain names were misappropriated. Furthermore, we are exposed to potential liability as a result of our domain privacy product, wherein the identity and contact details for the domain name registrant are masked. Although our terms of service reserve our right to take certain steps when domain name disputes arise related to our privacy product, including the removal of our privacy service, the safeguards we have in place may not be sufficient to avoid liability, which could increase our costs of doing business.
Occasionally one of our customers may register a domain name identical, or similar, to a third party's trademark or the name of a living person. These occurrences have in the past and may in the future lead to our involvement in disputes over such domain names. Disputes involving registration or control of domain names are often resolved through the Uniform Domain Name Dispute Resolution Policy (the UDRP), ICANN's administrative process for domain name dispute resolution, or less frequently through litigation under the ACPA, or under general theories of trademark infringement or dilution. The UDRP generally does not impose liability on registrars, and the ACPA provides that registrars may not be held liable for registration or maintenance of a domain name absent a showing of the registrar's bad faith intent to profit from the trademark at issue. However, we may face liability if we act in bad faith or fail to comply in a timely manner with procedural requirements under these rules, including forfeiture of domain names in connection with UDRP actions. In addition, domain name registration disputes and compliance with the procedures under the ACPA and UDRP typically require at least limited involvement by us and, therefore, increase our cost of doing business. The volume of domain name registration disputes may increase in the future as the overall number of registered domain names increases. Moreover, as the owner or acquiror of domain name portfolios containing domains we provide for resale, we may face liability if one or more domain names in our portfolios, or our resellers' portfolios, are alleged to violate another party's trademark. While we screen the domains we acquire to mitigate the risk of third-party infringement claims, we, or our resellers, may inadvertently register or acquire domains that infringe or allegedly infringe third-party rights. Moreover, advertisements displayed on websites associated with domains registered by us may contain allegedly infringing content placed by third parties. We may face liability and increased costs as a result of such third-party infringement claims.
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
Our products depend on the ability of our customers to access the Internet. Currently, this access is provided by companies having significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies and government-owned service providers. Some of these providers have the ability to take measures including legal actions, that could degrade, disrupt or increase the cost of user access to certain of our products by restricting or prohibiting the use of their infrastructure to support our offerings, charging increased fees to our users to provide our offerings, or regulating online speech. In some jurisdictions, such as China, our products and services may be subject to government-initiated restrictions or blockages. Such interference could result in a loss of existing users, advertisers and goodwill, could result in increased costs and could impair our ability to attract new users, thereby harming our revenue and growth. Moreover, the adoption of any laws or regulations adversely affecting the growth, popularity or use of the Internet, including laws impacting Internet neutrality, could decrease the demand for our products and increase our operating costs. The legislative and regulatory landscape regarding the regulation of the Internet and, in particular, Internet neutrality, in the U.S. is subject to uncertainty.
The FCC previously passed Open Internet rules in February 2015, effective in June 2015, generally providing for Internet neutrality with respect to fixed and mobile broadband Internet service. On December 14, 2017, the FCC voted to repeal these Internet neutrality regulations and return to a "light touch" regulatory framework known as the "Restoring Internet Freedom Order." The FCC's new rules, which took effect in June 2018, repealed the neutrality obligations imposed by the 2015 rules and granted providers of broadband Internet access services greater freedom to make changes to their services, including, potentially, changes that may discriminate against or otherwise harm our business. However, a number of parties have appealed these rules. The D.C. Circuit Court of Appeals recently upheld the FCC's repeal, but ordered the FCC to reconsider certain elements of the repeal; thus the future impact of the FCC's repeal and any changes thereto remains uncertain. In addition, in September 2018, California enacted the California Internet Consumer Protection and Net Neutrality Act of 2018, making California the fourth state to enact a state-level net neutrality law since the FCC repealed its nationwide regulations. This act mandated that all broadband services in California be provided in accordance with California's net neutrality requirements. The U.S. Department of Justice has sued to block the law going into effect, and California has agreed to delay enforcement until the resolution of the FCC's repeal of the federal rules. A number of other states are considering legislation or execution action that would regulate the conduct of broadband providers. In its recent decision on the FCC's repeal, the D.C. Circuit Court of Appeals also ruled that the FCC does not have the authority to bar states from passing their own net neutrality rules. It is uncertain whether the FCC will argue that some state net neutrality laws are preempted by federal law, and challenge such state net neutrality laws on a case-by-case basis. We cannot predict whether the FCC order or state initiatives will be modified, overturned or vacated by legal action. Similarly, the European Union requires equal access to Internet content, but as part of its Digital Single Market initiative, the European Union may impose network security, disability access or 911-like obligations on "over-the-top" services.
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
We believe a critical contributor to our success has been our corporate culture, which we believe fosters innovation, creativity, a customer-centric focus, collaboration and loyalty. Our corporate culture is central to our devoted Customer Care team which is a key component of the value we offer our customers. As we continue to evolve our business, expand our global footprint and rely more on remote workers, we may find it difficult to maintain these important aspects of our corporate culture, which could limit our ability to innovate and operate effectively. Difficulty in preserving our corporate culture will be exacerbated as we continue to expand internationally, grow our employee base and expand our solutions. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, continue to perform at current levels or execute on our business strategy.
If we are unable to hire, retain, manage and motivate qualified personnel, our business would suffer.
Our future success and ability to innovate depends, in part, on our ability to continue to hire, retain, manage and motivate highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel or delays in hiring required personnel, may seriously harm our business, financial condition and operating results. Our ability to continue to attract and retain highly skilled personnel, specifically employees with technical and engineering skills and employees with language skills and cultural knowledge of the geographic markets we have recently expanded to or that we intend to expand to in the near future, will be critical to our future success. Competition for highly skilled personnel is frequently intense, particularly in U.S. tech hubs such as the San Francisco Bay area, Seattle and the Boston area. To the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information. We are limited in our ability to recruit global talent by U.S. immigration laws, including those related to H1-B visas. The demand for H-1B visas to fill highly-skilled IT and computer science jobs is greater than the number of H-1B visas available each year; for the U.S. government's 2018 fiscal year, the U.S. issued 85,000 H-1B visas out of 199,000 requests. In addition, the regulatory environment related to immigration under the current presidential administration may increase the likelihood that immigration laws may be modified to further limit the availability of H1-B visas. If a new or revised visa program is implemented, it may impact our ability to recruit, hire and retain qualified skilled personnel, which could adversely impact our business, operating results and financial condition.
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

The Sarbanes-Oxley Act requires us, among other things, to maintain effective disclosure controls and procedures and internal control over financial reporting. In 2019, we determined that our accounting related to PSUs was incorrect and management concluded this error represented a significant deficiency in our internal controls, which we remediated by the end of 2019. We have added steps to ensure future changes to equity plans are assessed and continue to develop and refine our disclosure controls and other procedures designed to ensure that information required to be disclosed by us in the reports we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We also continue to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate we will continue to expend, significant resources, including legal and accounting-related costs and significant management oversight.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
In our management's report for 2019, we determined our internal control over financial reporting is effective. In addition, our independent registered public accounting firm provided an unqualified attestation report to that effect. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404 of the Sarbanes-Oxley Act, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments, thereby causing investor perceptions to be adversely affected and potentially resulting in restatement of our financial statements for prior periods and a decline in the market price of our stock.
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
Our business could be negatively impacted by changes in the U.S. political environment.
There is significant ongoing uncertainty with respect to potential legislation, regulation and government policy at the federal, state and local levels in the United States. Such uncertainty and any material changes in such legislation, regulation and government policy could significantly impact our business as well as the markets in which we compete. Specific legislative and regulatory proposals discussed during election campaigns and more recently that might materially impact us include, but are not limited to, changes to import and export regulations, income tax regulations and the U.S. federal tax code and public company reporting requirements and increased antitrust scrutiny in the tech industry. To the extent changes in the political environment have a negative impact on us or on our markets, our business, results of operation and financial condition could be materially and adversely impacted in the future.
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
To the extent conditions in the national and global economy change, our business could be harmed as current and potential customers may reduce or postpone spending or choose not to purchase or renew subscriptions to our products which they may consider discretionary. To the extent conditions in the national and global economy change, our business could be harmed as current and potential customers may reduce or postpone spending or choose not to purchase or renew subscriptions to our products which they may consider discretionary. In March 2017, the U.K. formally notified the E.U. of its intention to leave the EU pursuant to Article 50 of the Treaty on European Union (Brexit). The U.K. ceased to be an EU Member State on January 31, 2020, but enacted a Data Protection Act substantially implementing the GDPR, effective in May 2018, which was further aimed to align more substantially with the GDPR following Brexit. It is unclear how U.K. data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the U.K. will be regulated. In addition, some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services. It is possible the level of economic activity in this region will be adversely impacted, our customers' use of our products and their ventures could be adversely impacted and we could face increased exposure to foreign currency risks, each of which could adversely affect our operating results. For example, registrants with .eu domains will be required to update their contact information with an address in the E.U. or risk forfeiting those domains; registrants of domains with other European-based country code TLDs may be required to do the same.
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
We employ country-specific IP blocks, screening and other remedial measures designed to prevent users in sanctioned jurisdictions and persons on OFAC and other sanctions lists (denied parties) from purchasing or accessing our products or services. When we screen customers against such sanctions lists, we rely on the data provided to us by our customers; if customers do not provide complete or accurate data, our screening process may fail to identify customers who are denied parties. As such, there is risk that in the future we could provide our products to denied parties despite such precautions. Changes in the list of sanctioned jurisdictions and OFAC and other sanctions lists may require us to modify these measures in order to comply with governmental regulations. Our failure to screen customers properly could result in negative consequences to us, including government investigations, penalties and reputational harm.
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

The Tax Cuts and Jobs Act of 2017 (TCJA) made many significant changes to U.S. tax laws, including, but not limited to, decreasing the U.S. federal corporate tax rate, the transition of U.S international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. Furthermore, the TCJA requires significant judgments in interpretation of the provisions and significant estimates in associated calculations. The IRS and other standard-setting bodies, including state and local taxing authorities, will continue to interpret or issue guidance on how the provisions will be applied or administered. As future guidance is issued, we may adjust amounts that we have previously recorded that may materially impact our financial statements in the period in which the adjustments are made.
Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events and to interruption by man-made events such as terrorism.
A significant natural disaster, such as an earthquake, fire or flood could have a material adverse impact on our business, operating results and financial condition. Natural disasters could lead to significant power outages and otherwise affect our data centers as well as our infrastructure vendors' abilities to provide connectivity and perform services on a timely basis. In the event our or our service providers' IT systems' abilities are hindered by any of the events discussed above, we and our customers' websites could experience downtime, and our products could become unavailable. In addition, acts of terrorism, pandemics and other geopolitical unrest could cause disruptions in our business or the business of our infrastructure vendors, partners or customers or the economy as a whole. Any disruption in the business or operations of our data center hosting providers or customers could have a significant adverse effect on our operating results and financial performance. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be ineffective in the event of such a disaster.
Our business could be negatively impacted as a result of shareholder activism.
In recent years, shareholder activists have become involved in numerous public companies. Shareholder activists frequently propose to involve themselves in the governance, strategic direction and operations of companies. We may in the future become subject to such shareholder activism and demands. Such demands may disrupt our business and divert the attention of management and employees, and any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, be exploited by our competitors, cause concern to our current or potential customers and make it more difficult to attract and retain qualified personnel and business partners, all of which could negatively impact our business. Shareholder activism could result in substantial costs. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals of our business.
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
•the Internet community, key commercial industry participants, the U.S. government or other governments may (i) refuse to recognize ICANN's authority or support its policies, (ii) attempt to exert pressure on ICANN, or (iii) enact laws in conflict with ICANN's policies, each of which could create instability in the domain name registration system;

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
•ICANN could fail to maintain its role, potentially resulting in instability in DNS services administration and operation;
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

In 2013, ICANN significantly expanded the number of gTLDs, which resulted in the delegation of new gTLDs commencing in 2014, which we refer to as the Expansion Program. We and certain of our competitors have expended resources filing gTLD applications under the Expansion Program to pursue the acquisition of gTLD operator rights. For example, we secured the rights to become the registry for .godaddy, a gTLD. The Expansion Program could substantially change the domain name industry in unexpected ways and is expected to result in an increase in the number of domains registered by our competitors. In addition, if registries participating in the Expansion Program cease operations for any reason, we may have to dedicate Customer Care and development resources to transition our customers' domains to a new gTLD registry. If a large number of such registries fail, it could diminish consumer confidence in our industry and reduce our future sales of domain names, either in legacy gTLDs or those gTLDs created as part of the Expansion Program. If we do not properly manage our response to the change in business environment and do not accurately predict the market's preference for specific gTLDs, it could adversely impact our competitive position or market share.
The relevant domain name registry and ICANN impose a charge upon each registrar for the administration of each domain name registration. If these fees increase, it would have a significant impact upon our operating results.
Each registry typically imposes a fee in association with the registration of each domain name. For example, VeriSign, the registry for .com and .net, has a current list price of $7.85 annually for each .com registration, and ICANN currently charges $0.18 annually for most domain names registered in the gTLDs falling within its purview. In 2016, VeriSign and ICANN agreed VeriSign will continue to be the exclusive registry for the .com gTLD through November 2024. In 2018, Verisign and the U.S. Department of Commerce agreed to extend their Cooperative Agreement through 2024. As part of that extension, Verisign has the right to raise .com wholesale prices up to 7% (per registration year) each year starting in November 2020, subject to ICANN's approval. In January 2020, VeriSign and ICANN announced a proposed agreement to amend the .COM registry agreement, which would increase fees up to $10.26 in the future; we expect that amendment to be approved in the first half of 2020 and fees to increase in the second half of 2020. As a result, costs to our customers could be higher, which could have an adverse impact on our results of operations. We have no control over ICANN, VeriSign or any other domain name registries and cannot predict their future fee structures.
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
The domain name registration market continues to develop and adapt to changing technology. This development may include changes in the administration or operation of the Internet, including the creation and institution of alternate systems for directing Internet traffic without using the existing domain name registration system, or fundamental changes in the domain name resolution protocol used by web browsers and other Internet applications. The widespread acceptance of any alternative system, such as mobile applications or closed networks, could eliminate the need to register a domain name to establish an online presence and could materially and adversely affect our business.

Changes in taxation laws and regulations may discourage the registration or renewal of domain names for e-commerce.
Due to the global nature of the Internet, it is possible that any U.S. or foreign federal, state or local taxing authority might attempt to regulate our transmissions or levy transaction, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are regularly reviewing the appropriate treatment of companies engaged in e-commerce. New or revised international, federal, state or local tax regulations may subject either us or our customers to additional sales, income and other taxes. In particular, after the U.S. Supreme Court's ruling in South Dakota v. Wayfair, U.S. states may require an online retailer with no in-state property or personnel to collect and remit sales tax on sales to such states' residents. We cannot predict the effect of current attempts to impose sales, income or other taxes on e-commerce. New or revised taxes, in particular sales and other transaction taxes, would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the Internet. New taxes could also create significant increases in internal costs necessary to capture data and to collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations.

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
We are a holding company with no operations and rely on Desert Newco to provide us with funds necessary to meet any financial obligations. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations (as a result of Desert Newco's inability to make distributions to us due to various limitations and restrictions or as a result of the acceleration of our obligations under the TRAs), we may have to borrow funds and thus our liquidity and financial condition could be materially and adversely affected. To the extent we are unable to make payments under the TRAs for any reason, such payments will be deferred and will accrue interest at a rate equal to one year LIBOR plus 500 basis points until paid. The U.K.'s Financial Conduct Authority, the authority regulating LIBOR, announced in July 2017 its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is uncertain whether new methods of calculating LIBOR will be established to prolong its use after 2021. The TRAs do not provide for an alternative rate for calculating interest rates in the event LIBOR is no longer a widely recognized benchmark rule and there are no replacement interests rates contemplated in the TRAs. As such, we cannot be certain what interest rate will be applied after 2021.
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
As of December 31, 2019, we have recorded a liability under the TRAs of $175.3 million payable to certain pre-IPO owners. This is the amount of liability we currently deem probable and estimable, which takes into account limitations on our use of the favorable tax attributes due to limitations of taxable income. Because we anticipate these favorable tax attributes being greater than our taxable income, the excess deductions allocated to us will increase the amount of our NOL carryforwards. We have determined it is more-likely-than- not we will be unable to utilize all of our DTAs subject to the TRAs; therefore, we have not recorded a liability under the TRAs related to the tax savings we may realize from the utilization of NOL carryforwards and the amortization related to basis adjustments created by exchanges of LLC Units. If utilization of these DTAs becomes more-likely-than-not in the future, at such time, we will record liabilities under the TRAs of up to an additional $1,140.9 million as a result of basis adjustments under the Internal Revenue Code and up to an additional $438.4 million related to the utilization of NOL and credit carryforwards, which will be recorded through charges to our statements of operations. However, if these tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRAs. In this scenario, the reduction of the liability under the TRAs would result in a benefit to our statements of operations.
The payment obligations under the TRAs are obligations of GoDaddy Inc., and we expect the payments we are required to make under the TRAs will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits subject to the TRAs, we expect the tax savings associated with (1) the pre-IPO organizational transactions and (2) both completed and future exchanges of LLC Units (together with the corresponding shares of Class B common stock) as described above would aggregate to approximately $2.0 billion over 15 years, based on the December 31, 2019 closing price of $67.92 per share of our Class A common stock and assuming all exchanges occurred on the last day of 2019. Under such scenario, we would be required to pay the other parties to the TRAs approximately 85% of such amount, or approximately $1.7 billion, over such 15 year period. The actual amounts may differ from these hypothetical amounts, as the potential future tax savings we will be deemed to realize, and TRA payments to be made by us, will be calculated based in part on the market value of our Class A common stock at the time of exchange and the prevailing applicable U.S. federal tax rate (plus the assumed combined state and local tax rate) applicable to us over the life of the TRAs and will be dependent on our generating sufficient future taxable income to realize the benefits. Payments under the TRAs are not conditioned on Desert Newco's pre-IPO owners' continued ownership of LLC Units.
The actual existing tax basis and increase in tax basis, as well as the amount and timing of any payments under the TRAs, will vary depending upon a number of factors, including the timing of exchanges by the holders of LLC Units, the price of our Class A common stock at the time of each exchange, whether such exchanges are taxable, the amount and timing of the taxable income we generate in the future, the U.S. federal tax rate then applicable and the portion of our payments under the TRAs constituting imputed interest. Payments under the TRAs are expected to give rise to certain additional tax benefits attributable to either further increases in basis or in the form of deductions for imputed interest, depending on the TRA and the circumstances. Any such benefits are covered by the TRAs and will increase the amounts due thereunder. In addition, the TRAs will provide for interest, at a rate equal to one year LIBOR plus 100 basis points, accrued from the due date (without extensions) of the corresponding tax return to the date of payment specified by the TRAs. The TRAs do not provide for an alternative rate for calculating interest rates in the event LIBOR is no longer a widely recognized benchmark rule and there are no replacement interest rates contemplated in the TRAs. As such, we cannot be certain what interest rate will be applied after 2021. Under the TRAs, to avoid interest charges, we have the right, but not the obligation, to make TRA payments in advance of the date the payments are otherwise due.

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
Technology stocks have historically experienced high levels of volatility. The trading price of our Class A common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Since shares of our Class A common stock were sold in our IPO in April 2015 at a price of $20.00 per share, the reported high and low sales prices of our Class A common stock have ranged from $21.04 to $84.97 per share through February 14, 2020. Factors that may cause the market price of our Class A common stock to fluctuate include:
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
In November 2018, our board of directors approved the repurchase of up to $500.0 million of our Class A common stock pursuant to the 2018 Share Repurchase Program. To date, we have repurchased an aggregate of $458.6 million of stock under this program, excluding commissions. In October 2019, our board of directors approved the repurchase of up to $500.0 million of our Class A common stock pursuant to the 2019 Share Repurchase Program. Under these programs, we may make share repurchases through a variety of methods, including open share market purchases, block transactions or privately negotiated transactions, in accordance with applicable federal securities laws. The share repurchase programs have no time limit, do not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
Our substantial indebtedness, including the 5.25% unsecured senior notes (the Senior Notes), could have a material adverse effect on our business and financial condition, including:
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
In addition, our credit facility requires us to comply with specified leverage ratios under certain circumstances. Our ability to comply with these provisions may be affected by events beyond our control, and these provisions could limit our ability to plan for or react to market conditions, meet capital needs or otherwise conduct our business.
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
In the event of a default under our credit facility or any future agreements governing our indebtedness and our failure to obtain a waiver of such default from the lenders, our lenders could exercise their right to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, which could have a negative impact on our ability to make payments on the Senior Notes and could substantially decrease the market value of the Senior Notes. Such lenders could also elect to terminate their commitments, cease making further loans and institute foreclosure proceedings, and we may, as a result, seek protection under the U.S. bankruptcy code.
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
We provide our cloud-based products via a network of data centers including (i) an approximately 320,000 square foot data center we own and operate in Phoenix, Arizona; (ii) co-located data centers located throughout the U.S. in Arizona, California, Missouri, Virginia and New York; and (iii) co-located data centers located internationally in France, Germany, the Netherlands, Singapore and the U.K. Our data center leases expire on various dates through 2033.
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
Item 3. Legal Proceedings
The information required by this item is provided in Note 13 to our financial statements included in Part 2, Item 8 of this Form 10-K, and is incorporated herein by reference.
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
The graph set forth below compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the Standard & Poor's 500 Index (the S&P 500) and the Dow Jones Internet Composite Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on April 1, 2015, the date our Class A common stock began trading on the NYSE, with relative performance tracked through December 31, 2019. The returns shown are based on historical results and are not intended to suggest future performance.
Holders of Record
As of December 31, 2019, there were 6 holders of record of our Class A common stock, although we believe there are a significantly larger number of beneficial owners of our Class A common stock because many shares are held by brokers and other institutions on behalf of stockholders.
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

Our ability to pay dividends is limited by the covenants of our debt agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." In addition, Desert Newco is generally prohibited under Delaware law from making a distribution to unit holders (including us) to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Desert Newco (with certain exceptions) exceed the fair value of its assets. Desert Newco's subsidiaries are generally subject to similar legal limitations on their ability to make distributions to Desert Newco.
Share Repurchases
Our board of directors has authorized two share repurchase programs as described in Note 6 to our audited financial statements appearing in "Financial Statements and Supplementary Data." Share repurchase activity during the three months ended December 31, 2019 pursuant to our share repurchase programs was as follows:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs (in millions)
October 1 - October 31	959	$61.60	959
November 1 - November 30	—	N/A	—
December 1 - December 31	—	N/A	—
Total	959		959	$541.4

Item 6.  Selected Financial Data
You should read the following selected financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the related notes appearing in "Financial Statements and Supplementary Data."
We were incorporated in May 2014 and, pursuant to a series of pre-IPO organizational transactions, became a holding company whose principal asset is a controlling equity interest in Desert Newco. We are the sole managing member of Desert Newco, and as a result, we consolidate its financial results and report non-controlling interests representing the economic interests held by its other members. Because our pre-IPO organizational transactions were considered transactions between entities under common control, the financial statements for 2015 have been adjusted to combine the previously separate entities for presentation purposes.
The statements of operations data for the years ended December 31, 2019, 2018 and 2017, and the balance sheets data as of December 31, 2019 and 2018, are derived from our audited financial statements and the related notes appearing in "Financial Statements and Supplementary Data." The statements of operations data for the years ended December 31, 2016 and 2015, and the balance sheets data as of December 31, 2017, 2016 and 2015, are derived from our audited financial statements not included in this Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2019	2018	2017	2016	2015

Consolidated Statements of Operations Data:	(in millions, except shares in thousands and per share amounts)
Total revenue	$2,988.1	$2,660.1	$2,231.9	$1,847.9	$1,607.3
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	1,026.8	893.9	775.5	657.8	565.9
Technology and development	492.6	434.0	355.8	287.8	270.2
Marketing and advertising	345.6	291.4	253.2	228.8	202.2
Customer care	348.7	323.1	292.3	242.1	221.5
General and administrative	362.1	334.0	282.4	221.2	219.7
Depreciation and amortization	209.7	234.1	205.8	160.1	158.8
Total costs and operating expenses	2,785.5	2,510.5	2,165.0	1,797.8	1,638.3
Operating income (loss)	202.6	149.6	66.9	50.1	(31.0)
Interest expense	(92.1)	(98.4)	(83.0)	(57.2)	(69.2)
Loss on debt extinguishment	(14.8)	—	(7.3)	—	(21.4)
Tax receivable agreements liability adjustment	8.7	14.9	123.2	(12.5)	—
Other income (expense), net	22.0	6.9	7.0	(1.9)	1.0
Income (loss) from continuing operations before income taxes	126.4	73.0	106.8	(21.5)	(120.6)
Benefit (provision) for income taxes	12.0	9.0	18.9	(0.4)	0.2
Income (loss) from continuing operations	138.4	82.0	125.7	(21.9)	(120.4)
Income from discontinued operations, net of income taxes	—	—	14.1	—	—
Net income (loss)	138.4	82.0	139.8	(21.9)	(120.4)
Less: net income (loss) attributable to non-controlling interests	1.4	4.9	3.4	(5.4)	(44.8)
Net income (loss) attributable to GoDaddy Inc.	$137.0	$77.1	$136.4	$(16.5)	$(75.6)
Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock—basic(2):
Continuing operations	$0.79	$0.50	$1.17	$(0.21)	$(0.81)
Discontinued operations	—	—	0.08	—	—
Net income (loss) attributable to GoDaddy Inc.	$0.79	$0.50	$1.25	$(0.21)	$(0.81)
Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock—diluted(2):
Continuing operations	$0.76	$0.45	$0.71	$(0.21)	$(0.81)
Discontinued operations	—	—	0.08	—	—
Net income (loss) attributable to GoDaddy Inc.	$0.76	$0.45	$0.79	$(0.21)	$(0.81)
Weighted-average shares of Class A common stock outstanding(2):
Basic	173,431	155,234	108,779	79,835	58,676
Diluted	181,721	181,353	177,054	79,835	58,676
___________________________
(1) Costs and operating expenses include equity-based compensation expense as follows:
Cost of revenue	$0.4	$—	$—	$—	$—
Technology and development	70.3	57.8	37.1	23.2	18.2
Marketing and advertising	15.4	10.3	7.3	8.1	6.1
Customer care	9.3	6.2	3.6	3.9	2.9
General and administrative	51.6	51.2	28.4	21.6	13.2
Total equity-based compensation expense	$147.0	$125.5	$76.4	$56.8	$40.4
(2) Amounts for 2015 have been retrospectively adjusted to give effect to our pre-IPO organizational transactions.

	December 31,
	2019	2018	2017	2016	2015

Consolidated Balance Sheets Data:	(in millions)
Cash and cash equivalents	$1,062.8	$932.4	$582.7	$566.1	$348.0
Prepaid domain name registry fees	561.9	546.8	532.3	479.1	456.3
Property and equipment, net	258.6	299.0	297.9	231.0	225.0
Total assets	6,301.2	6,083.4	5,738.3	3,786.9	3,498.8
Deferred revenue	2,198.8	2,017.5	1,861.6	1,576.2	1,416.2
Total debt(1)	2,432.3	2,457.3	2,482.3	1,072.5	1,083.5
Total liabilities	5,519.1	5,258.9	5,191.8	3,072.7	2,817.8
_________________________________
(1) Total debt includes long-term debt, unamortized original issue discount and unamortized debt issuance costs.
Key Metrics
In addition to our results determined in accordance with GAAP, we believe the following operating metrics are useful as supplements in evaluating our ongoing operational performance and help provide an enhanced understanding of our business:

	Year Ended December 31,
	2019	2018	2017	2016	2015

	(unaudited)
Total bookings (in millions)	$3,401.2	$3,011.5	$2,618.2	$2,155.5	$1,914.2
Total customers at period end (in thousands)	19,274	18,518	17,339	14,740	13,774
Average revenue per user	$158	$148	$139	$130	$121
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

Reconciliation of Bookings
The following table reconciles total bookings to total revenue, its most directly comparable GAAP financial measure:

	Year Ended December 31,
	2019	2018	2017	2016	2015

Total Bookings:	(unaudited; in millions)
Total revenue	$2,988.1	$2,660.1	$2,231.9	$1,847.9	$1,607.3
Change in deferred revenue(1)	180.5	163.2	214.4	163.5	165.9
Net refunds	233.4	192.6	170.0	141.9	137.8
Other	(0.8)	(4.4)	1.9	2.2	3.2
Total bookings	$3,401.2	$3,011.5	$2,618.2	$2,155.5	$1,914.2
_________________________________
(1) Change in deferred revenue also includes the impact of realized gains or losses from the hedging of bookings in foreign currencies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our audited financial statements and related notes included in "Financial Statements and Supplementary Data." Some of the information contained in this discussion and analysis, including information with respect to our plans and strategies for our business, includes forward-looking statements involving significant risks and uncertainties. As a result of many factors, such as those set forth in "Risk Factors," our actual results may differ materially from the results described in, or implied by, these forward-looking statements.
This section of the Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, and are incorporated by reference herein and considered part of this Form 10-K only to the extent referenced.
(Throughout this discussion and analysis, dollars are in millions, excluding ARPU, and shares are in thousands.)
Overview
We are the global market leader in domain registration. Securing a domain is usually the first step to creating a digital identity and our domain products can often serve as the starting point in our customer relationships. As of December 31, 2019, approximately 90% of our customers had purchased a domain from us and we had 79.6 million domains under management. Based on information reported in VeriSign's Domain Name Industry Brief, we had over 22% of the world's domains registered as of September 30, 2019.
We also offer hosting, presence and business applications products and services (products) enhancing our value proposition to our customers by enabling them to create, manage and syndicate their digital identities. While these products are often purchased in conjunction with, or subsequent to, an initial domain registration, they may also be the starting points in our customer relationships. As we have grown, our hosting, presence and business applications products have become increasingly important parts of our business, constituting approximately 55% of total revenue in 2019.
Financial Highlights
Below are our key financial highlights for 2019, with comparisons to 2018.
•Total revenue of $2,988.1 million, an increase of 12.3%, or approximately 13.7% on a constant currency basis(1).
•International revenue of $1,008.5 million, an increase of 7.7%, or approximately 11.4% on a constant currency basis(1).
•Total bookings(2) of $3,401.2 million, an increase of 12.9%, or approximately 14.3% on a constant currency basis(1).
•Net income of $138.4 million.
•Total customers increased 4.1% to 19.3 million.
•ARPU increased 6.6% to $158.
•Net cash provided by operating activities of $723.4 million, an increase of 29.2%.
(1) Discussion of constant currency is set forth in "Quantitative and Qualitative Disclosures about Market Risk."
(2) A reconciliation of total bookings to total revenue, its most directly comparable GAAP financial measure, is set forth in "Selected Financial Data—Reconciliation of Bookings."

Our Financial Model
We have developed a stable and predictable business model driven by efficient customer acquisition, high customer retention rates and increasing lifetime spend. We grew our total customers from 17.3 million as of December 31, 2017 to 19.3 million as of December 31, 2019, through a combination of our industry leading products built on a single cloud platform, brand advertising, direct marketing efforts, customer referrals and world-class customer care. In each of the five years ended December 31, 2019, our customer retention rate exceeded 85%, and in 2019, our retention rate for customers who had been with us for over three years was approximately 92%. We believe the breadth and depth of our product offerings and the high quality and responsiveness of our Customer Care team build strong relationships with our customers and are key to our high level of customer retention.
We generate bookings and revenue from sales of product subscriptions, including domain products, hosting and presence products and business applications, as described below. We offer our product subscriptions on a variety of terms, which average one year, but can range from monthly to multi-annual terms of up to ten years depending on the product. We monitor total bookings as we typically collect payment at the time of sale and recognize revenue ratably over the term of our customer contracts. Accordingly, we believe total bookings is an indicator of the expected growth in our revenue and the operating performance of our business. See "Selected Financial Data—Reconciliation of Bookings" for a reconciliation of total revenue to total bookings.
Domains. We generated 45% of our 2019 total revenue from the sale of domain products, primarily from domain registrations and renewals, domain add-ons such as privacy and aftermarket sales. Total revenue from domain products grew at a CAGR of 13.4% over the three years ended December 31, 2019.
Hosting and Presence. We generated 38% of our 2019 total revenue from the sale of hosting and presence products, primarily from a variety of website hosting products, website building products, security products and e-commerce products. These products generally have higher margins than conventional domain registrations. Total revenue from hosting and presence products grew at a CAGR of 18.4% over the three years ended December 31, 2019.
Business Applications. We generated 17% of our 2019 total revenue from the sale of business applications products, primarily from productivity tools such as domain-specific email accounts, which generally also have higher margins than conventional domain registrations. Total revenue from business applications products grew at a CAGR of 28.3% over the three years ended December 31, 2019.
Revenue derived from each of our product categories has increased in each of the last three years, with our hosting, presence and business applications products growing faster in recent periods. This mix shift has favorably impacted our margins.
In each of the five years ended December 31, 2019, greater than 85% of our total revenue, excluding the impact of purchase accounting, was generated by customers who were also customers in the prior year. To track our growth and the stability of our customer base, we monitor, among other things, revenue, retention rates and ARPU generated by our annual customer cohorts over time, as well as corresponding marketing and advertising spend. We define an annual customer cohort to include each customer who first became a customer during a calendar year. For example, in 2014, we acquired 2.9 million customers, who we collectively refer to as our 2014 cohort, and spent $165 million in marketing and advertising expenses. By the end of 2019, the 2014 cohort had generated an aggregate of $1,266 million of total bookings and we expect this cohort will continue to generate bookings and revenue in the future. For the five years ended December 31, 2019, the average annual bookings retention rate of the 2014 cohort was approximately 93%. To calculate a cohort's bookings retention rate, we compare the number of active customers within a specific cohort as of the end of the current year to the number of customers that were in the cohort in the year of acquisition. Over this period, ARPU, excluding the impact of purchase accounting, for the 2014 cohort grew from $79 in 2015 to $163 in 2019, representing a CAGR of 20%. We selected the 2014 cohort for this analysis because we believe it is representative of the spending patterns and revenue impact of our other cohorts. We believe our cohort analysis is important to illustrate the long-term value of our customers.

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

	Year Ended December 31,
	2019	2018	2017

	(unaudited)
Total bookings	$3,401.2	$3,011.5	$2,618.2
Total customers at period end (in thousands)	19,274	18,518	17,339
Average revenue per user	$158	$148	$139
Total bookings. The 12.9% increase in total bookings in 2019 was primarily driven by an increase in total customers and domains under management, increased aftermarket domain sales and broadened customer adoption of non-domain products, partially offset by the impact of movements in foreign currency exchange rates.
Total customers. The 4.1% increase in total customers in 2019 primarily resulted from our increased international presence, our ongoing marketing and advertising initiatives and our enhanced and expanded product offerings.
Average revenue per user. The 6.6% increase in ARPU in 2019 was primarily due to broadened customer adoption of our products resulting in increased customer spend combined with a full year of revenue from our July 2018 acquisition of Main Street Hub (MSH).

Results of Operations
The following table sets forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2019		2018		2017
	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue
Revenue:
Domains	$1,351.6	45.2%	$1,220.3	45.9%	$1,057.2	47.4%
Hosting and presence	1,126.5	37.7%	1,017.6	38.2%	847.9	38.0%
Business applications	510.0	17.1%	422.2	15.9%	326.8	14.6%
Total revenue	2,988.1	100.0%	2,660.1	100.0%	2,231.9	100.0%
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	1,026.8	34.3%	893.9	33.6%	775.5	34.7%
Technology and development	492.6	16.5%	434.0	16.3%	355.8	15.9%
Marketing and advertising	345.6	11.6%	291.4	11.0%	253.2	11.3%
Customer care	348.7	11.7%	323.1	12.1%	292.3	13.1%
General and administrative	362.1	12.1%	334.0	12.6%	282.4	12.8%
Depreciation and amortization	209.7	7.0%	234.1	8.8%	205.8	9.2%
Total costs and operating expenses	2,785.5	93.2%	2,510.5	94.4%	2,165.0	97.0%
Operating income	202.6	6.8%	149.6	5.6%	66.9	3.0%
Interest expense	(92.1)	(3.1)%	(98.4)	(3.7)%	(83.0)	(3.7)%
Loss on debt extinguishment	(14.8)	(0.5)%	—	—%	(7.3)	(0.3)%
Tax receivable agreements liability adjustment	8.7	0.3%	14.9	0.6%	123.2	5.5%
Other income (expense), net	22.0	0.7%	6.9	0.3%	7.0	0.3%
Income from continuing operations before income taxes	126.4	4.2%	73.0	2.8%	106.8	4.8%
Benefit for income taxes	12.0	0.4%	9.0	0.3%	18.9	0.8%
Income from continuing operations	138.4	4.6%	82.0	3.1%	125.7	5.6%
Income from discontinued operations, net of income taxes	—	—%	—	—%	14.1	0.6%
Net income	138.4	4.6%	82.0	3.1%	139.8	6.2%
Less: net income attributable to non-controlling interests	1.4	—%	4.9	0.2%	3.4	0.1%
Net income attributable to GoDaddy Inc.	$137.0	4.6%	$77.1	2.9%	$136.4	6.1%

Comparison of 2019 and 2018
Revenue
We generate substantially all of our revenue from sales of subscriptions, including domain registrations and renewals, hosting and presence products and business applications. Our subscription terms average one year, but can range from monthly terms to multi-annual terms of up to ten years depending on the product. We generally collect the full amount of subscription fees at the time of sale, while revenue is recognized over the period in which the performance obligations are satisfied, which is generally over the contract term. Revenue is presented net of refunds, and we maintain a reserve to provide for refunds granted to customers.
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
The following table presents our revenue for the periods indicated:

	Year Ended December 31,			2019 to 2018		2018 to 2017
	2019	2018	2017	$ change	% change	$ change	% change
Domains	$1,351.6	$1,220.3	$1,057.2	$131.3	11%	$163.1	15%
Hosting and presence	1,126.5	1,017.6	847.9	108.9	11%	169.7	20%
Business applications	510.0	422.2	326.8	87.8	21%	95.4	29%
Total revenue	$2,988.1	$2,660.1	$2,231.9	$328.0	12%	$428.2	19%
The 12.3% increase in total revenue was driven by growth in total customers and ARPU as well as having a full year of revenue from MSH in 2019, partially offset by the impact of movements in foreign currency exchange rates. The increase in customers impacted each of our revenue lines, as the additional customers purchased subscriptions across our product portfolio.
Domains. The 10.8% increase in domains revenue was primarily driven by the increase in domains under management from 77.6 million as of December 31, 2018 to 79.6 million as of December 31, 2019, increased aftermarket domain sales and international growth.
Hosting and presence. The 10.7% increase in hosting and presence revenue was primarily driven by increased revenue from our website building and website security products as well as our acquisition of MSH.
Business applications. The 20.8% increase in business applications was primarily driven by increased customer adoption of our email, productivity and telephony solutions.

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

	Year Ended December 31,			2019 to 2018		2018 to 2017
	2019	2018	2017	$ change	% change	$ change	% change
Cost of revenue	$1,026.8	$893.9	$775.5	$132.9	15%	$118.4	15%
The 14.9% increase in cost of revenue was primarily attributable to higher domain costs driven by the increase in domains under management and increased aftermarket domain sales, increased software licensing fees resulting from higher sales of email and productivity solutions and increased payment processing fees resulting from our bookings growth.
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

	Year Ended December 31,			2019 to 2018		2018 to 2017
	2019	2018	2017	$ change	% change	$ change	% change
Technology and development	$492.6	$434.0	$355.8	$58.6	14%	$78.2	22%
Excluding the impact of the $7.2 million equity-based compensation correction discussed in Note 7 to our financial statements, technology and development expenses increased 15.2%, primarily attributable to increased compensation-related costs driven by higher average headcount associated with our continued product development and increased software costs related to the growth of our business.

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

	Year Ended December 31,			2019 to 2018		2018 to 2017
	2019	2018	2017	$ change	% change	$ change	% change
Marketing and advertising	$345.6	$291.4	$253.2	$54.2	19%	$38.2	15%
The 18.6% increase in marketing and advertising expenses was primarily attributable to increased discretionary advertising spend and compensation-related costs driven by higher average headcount associated with continued growth of our business.
Customer care
Customer care expenses represent the costs to guide and service our customers, primarily consisting of personnel costs. We expect these expenses to increase in absolute dollars in the future as we expand our domestic and international Customer Care teams due to increases in total customers and increases in the number of interactions we have with our customers. We expect customer care expenses to fluctuate as a percentage of total revenue depending on the level of personnel required to support the continued growth of our business.

	Year Ended December 31,			2019 to 2018		2018 to 2017
	2019	2018	2017	$ change	% change	$ change	% change
Customer care	$348.7	$323.1	$292.3	$25.6	8%	$30.8	11%
The 7.9% increase in customer care expenses was primarily driven by increased costs associated with the continued expansion of our international third-party Customer Care locations, the continued growth of our business, our acquisition of MSH and an increased level of customer interactions.
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

	Year Ended December 31,			2019 to 2018		2018 to 2017
	2019	2018	2017	$ change	% change	$ change	% change
General and administrative	$362.1	$334.0	$282.4	$28.1	8%	$51.6	18%
Excluding the impact of the $6.1 million equity-based compensation correction and the $18.1 million legal settlement accrual discussed in Note 7 and Note 13 to our financial statements, respectively, general and administrative expenses increased 4.8%, primarily due to increased compensation-related costs driven by increased average headcount associated with the continued growth of our business and our acquisition of MSH, partially offset by lower acquisition-related expenses.

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

	Year Ended December 31,			2019 to 2018		2018 to 2017
	2019	2018	2017	$ change	% change	$ change	% change
Depreciation and amortization	$209.7	$234.1	$205.8	$(24.4)	(10)%	$28.3	14%
The 10.4% decrease in depreciation and amortization expenses was primarily driven by intangible assets that became fully amortized during 2019.
Interest expense

	Year Ended December 31,			2019 to 2018		2018 to 2017
	2019	2018	2017	$ change	% change	$ change	% change
Interest expense	$92.1	$98.4	$83.0	$(6.3)	(6)%	$15.4	19%
There was no material change in interest expense.
Loss on debt extinguishment
In 2019, we recognized a loss on debt extinguishment of $14.8 million, primarily related to the $600.0 million partial prepayment of our existing Term Loans with the proceeds of the issuance of the Senior Notes. See Note 10 to our financial statements for additional discussion.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity have been cash flow generated from operations, long-term debt borrowings and stock option exercises. Our principal uses of cash have been to fund operations, acquisitions and capital expenditures, as well as make interest payments and mandatory principal payments on our long-term debt and repurchase shares of our Class A common stock.
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
We have incurred significant long-term debt, as described below, to fund acquisitions and for our working capital needs. As a result of our debt, we are limited as to how we conduct our business and we may be unable to raise additional debt or equity financing or limited in the amount we are able to raise to compete effectively or to take advantage of new business opportunities, strategic acquisitions or share repurchases. However, the restrictions under our debt agreements are subject to a number of qualifications and may be amended with the consent of the lenders and the holders of the Senior Notes, as applicable.
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

Credit Facility and Senior Notes
Our credit facility, which matures on February 15, 2024, consists of term loans and a revolving credit loan. In June 2019, we issued the unsecured 5.25% Senior Notes in an aggregate principal amount of $600.0 million. The full principal of the Senior Notes is payable at maturity on December 1, 2027, subject to earlier repurchase or redemption, as described in the indenture governing the Senior Notes. The proceeds from the issuance of the Senior Notes were used to prepay $600.0 million in aggregate principal amount of term loans. Concurrent with the issuance of the Senior Notes, we amended our credit facility to increase the borrowing capacity of the revolving credit loan to $600.0 million and reduce its interest rate margins. See further discussion of our debt agreements in Note 10 to our financial statements.
Our debt agreements contain covenants restricting, among other things, our ability, or the ability of our subsidiaries, to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes including mergers and consolidations, sell assets, make restricted payments including dividends, distributions and investments, prepay junior indebtedness and engage in operations other than in connection with acting as a holding company, subject to customary exceptions. As of December 31, 2019, we were in compliance with all such covenants and had no amounts drawn on the revolving credit loan.
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
Tax Receivable Agreements
As described in "Critical Accounting Policies and Estimates—Payable to Related Parties Pursuant to the TRAs," we are a party to five TRAs. As of December 31, 2019, the liability under the TRAs was $175.3 million, as described in Note 16 to our financial statements. We currently do not expect to begin making payments related to the existing liability under the TRAs until 2023. We may record additional liabilities under the TRAs as our estimates of the future utilization of the tax attributes, NOLs and other tax benefits change.
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
Share Repurchase Programs
Our Board has authorized two separate $500.0 million share repurchase programs, as described in Note 6 to our financial statements. During 2019, we repurchased a total of 7,125 shares of our Class A common stock in the open market under these programs, which were retired upon repurchase for an aggregate purchase price of $458.6 million, including commissions. As of December 31, 2019, we have $541.4 million available to make additional repurchases under these programs.
Subsequent Events
In February 2020, we entered into agreements for two acquisitions with an aggregate purchase price of approximately $196.9 million, of which $149.1 million has been paid in cash. The remaining $47.8 million will be paid upon receipt of certain regulatory approvals and satisfaction of other customary closing conditions as well as upon the expiration of the contractual holdback period.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$723.4	$559.8	$475.6
Net cash used in investing activities	(135.3)	(254.8)	(1,570.1)
Net cash provided by (used in) financing activities	(456.9)	47.0	1,107.5
Effect of exchange rate changes on cash and cash equivalents	(0.8)	(2.3)	3.6
Net increase in cash and cash equivalents	$130.4	$349.7	$16.6
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
Net cash provided by operating activities increased $163.6 million from $559.8 million in 2018 to $723.4 million in 2019, primarily driven by our bookings growth as well as increased interest income.
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
Net cash used in investing activities decreased $119.5 million from $254.8 million in 2018 to $135.3 million in 2019, primarily due to a $106.9 million decrease in business acquisitions.
Financing Activities
Our financing activities primarily consist of long-term debt borrowings, the repayment of principal on long-term debt, stock option exercises and share repurchases.
Net cash from financing activities decreased $503.9 million from $47.0 million provided in 2018 to $456.9 million used in 2019, primarily resulting from $458.6 million of share repurchases in 2019, a $44.4 million increase in acquisition contingent consideration payments and $13.2 million of financing-related costs paid in 2019.
Deferred Revenue
See Note 8 to our financial statements for details regarding the expected future recognition of deferred revenue as of December 31, 2019.

Contractual Obligations
The following table summarizes our material contractual obligations and commitments as of December 31, 2019:

	Payments due by period
	1 year	2-3 years	4-5 years	5+ years
Long-term debt, including current maturities(1)	$25.0	$50.0	$1,757.3	$600.0
Interest on long-term debt(2)	95.5	188.0	131.8	94.5
Operating leases(3)	50.6	78.0	49.9	110.0
Service agreements(4)	48.9	96.5	35.1	0.3
TRA payments(5)	—	—	36.3	139.0
_________________________________
(1) See Note 10 to our financial statements for information regarding the terms of our long-term debt agreements.
(2) Interest on long-term debt excludes both the amortization of deferred debt issuance costs and original issue discount and the expected benefits associated with our interest rate swap. Interest on our variable rate debt is calculated using the rate in effect at December 31, 2019.
(3) See Note 12 to our financial statements for information regarding our operating lease commitments. The amounts include the imputed interest component of our operating lease liabilities.
(4) See Note 13 to our financial statements for information regarding our service agreement commitments.
(5) Reflects the estimated timing of TRA payments as of December 31, 2019. Such payments could be due later than estimated depending on the timing of our use of the underlying tax attributes. As of December 31, 2019, we have recorded a liability of $175.3 million payable to the related parties under the TRAs, reflecting limitations on the use of the favorable tax attributes due to limitations of taxable income. The estimated amounts payable under the TRAs do not include the up to $1,579.3 million of additional liabilities we may record in the future if utilization of such tax attributes becomes more-likely-than-not. See "Risk Factors-Risks Related to Our Company and Our Organizational Structure" and Note 16 to our financial statements for additional information regarding our liability under the TRAs.

Off-Balance Sheet Arrangements
As of December 31, 2019 and 2018, we had no off-balance sheet arrangements that had, or which are reasonably likely to have, a material effect on our financial statements.
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
We generally sell our products with a right of return, which we account for as variable consideration when estimating the amount of revenue to recognize. Refunds are estimated at contract inception using the expected value method based on historical refund experience and updated each reporting period as additional information becomes available. Refunds result in a reduced amount of revenue recognized over the contract term of the applicable product compared to the amount originally expected. Our annual refund rate has ranged from 6.4% to 6.9% of total bookings from 2017 to 2019.

We may sell multiple products to customers at the same time. For example, we may design a customer website and separately offer other products such as hosting and a SSL certificate, or a customer may combine a domain registration with other products such as private registration or email. Judgment may be required in determining whether products are considered distinct performance obligations that should be accounted for separately or as one combined performance obligation. The majority of our revenue arrangements consist of multiple performance obligations, with revenue recognized over the period in which each performance obligation is satisfied, which is generally over the contract term.
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
Equity-Based Compensation
We grant stock options, restricted stock units (RSUs) and performance-based awards (PSUs) to our employees and independent directors, which are accounted for using the fair value method. Options are granted at exercise prices equal to the fair market value of our Class A common stock as reported on the NYSE on the date of grant. We measure and recognize compensation expense for such awards based on their accounting grant date fair values. RSUs and PSUs are measured based on the fair market value of the underlying common stock on their respective accounting grant dates. For options, the fair value is estimated using the Black-Scholes option-pricing model, which requires management to make assumptions and apply judgment in determining such value.
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
On a quarterly basis, we estimate when and if PSUs will be earned. Expense is recognized only for awards considered probable of being earned. The accounting grant date fair value of each award ultimately expected to vest is recognized as compensation expense, net of estimated forfeitures, over the requisite service period.
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
We perform our impairment assessment based on qualitative analysis, which includes considering various factors including macroeconomic conditions, industry and market conditions and our historical and projected operating results. If, based on our qualitative analysis, we were to determine it is more-likely-than-not the fair value of our single reporting unit is less than its carrying amount, we would record an impairment loss for the amount equal to such excess.
Our qualitative analyses during 2019, 2018 and 2017 did not indicate any impairment, and accordingly, none was recorded. As of December 31, 2019, we believe such assets are recoverable; however, there can be no assurances these assets will not be impaired in future periods. Any future impairment charges could adversely impact our results of operations.
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
See Notes 2 and 15 to our financial statements for additional information regarding income taxes.
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
As a results of certain pre-IPO reorganization transactions, we received certain tax attributes, including the OBAs and NOL carryforwards, from certain of our pre-IPO owners, which entitle us to the depreciation and amortization previously allocable to such parties. These deductions are allowed prior to the utilization of any NOL or tax credit carryforwards against income taxes.
Based on current projections of taxable income, and before deduction of any specially allocated depreciation and amortization, we anticipate having enough taxable income to utilize a portion of these specially allocated deductions related to the OBAs. Accordingly, as of December 31, 2019, our liability under the TRAs was $175.3 million.
The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact the liability under the TRAs. We have determined it is more-likely-than-not we will be unable to utilize all of our DTAs subject to TRAs; therefore, we have not recorded a liability under the TRAs related to the tax savings we may realize from the utilization of NOL carryforwards and the amortization related to basis adjustments created by exchanges of LLC Units. If utilization of these DTAs becomes more-likely-than-not in the future, at such time, we will record liabilities under the TRAs of up to an additional $1,140.9 million as a result of basis adjustments under the Internal Revenue Code and up to an additional $438.4 million related to the utilization of NOL and credit carryforwards, which will be recorded through charges to our statements of operations. However, if the tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRAs. In this scenario, the reduction of the liability under the TRAs would result in a benefit to our statements of operations.
See Notes 2 and 16 to our financial statements for additional information regarding the payable to related parties pursuant to the TRAs.
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
See Note 13 to our financial statements for additional information regarding indirect taxes.
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
When a loss is considered probable and reasonably estimable, we record a liability in the amount of our best estimate for the ultimate loss. When there appears to be a range of possible costs with equal likelihood, a liability is recorded based on the low-end of such range. However, the likelihood of a loss with respect to a particular contingency is often difficult to predict and determining a meaningful estimate of the loss or a range of loss may not be practicable based on the information available and the potential effect of future events and decisions by third parties impacting the ultimate resolution of the contingency. It is also not uncommon for such matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated to determine both the likelihood of potential loss and whether it is possible to reasonably estimate a range of possible loss. When a loss is probable but a reasonable estimate cannot be made, disclosure is provided. Disclosure is also provided when it is reasonably possible a loss will be incurred or when it is reasonably possible the amount of a loss will exceed the recorded amounts.
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
See Note 13 to our financial statements for additional information regarding loss contingencies.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 2 to our financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and variable interest rates. Consequently, we may employ policies and procedures to mitigate such risks, including the use of derivative financial instruments, which are discussed in more detail in Note 11 to our financial statements. We do not enter into derivative transactions for speculative or trading purposes.
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts may fail to meet their contractual obligations. To mitigate such counterparty credit risk, we enter into contracts only with carefully selected financial institutions based upon ongoing evaluations of their creditworthiness. As a result, we do not believe we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of December 31, 2019.
Foreign Currency Risk
We manage our exposure to changes in foreign currency exchange rates through the use of foreign exchange forward contracts and cross-currency swap contracts. See Note 11 to our financial statements for a summary of the notional amounts and fair values of such arrangements.
Foreign Exchange Forward Contracts
A portion of our bookings, revenue and operating expenses is denominated in foreign currencies, which are subject to exchange rate fluctuations. Our most significant foreign currency exposures are the Euro, the British pound, the Canadian dollar, the Australian dollar and the Indian Rupee. Our reported bookings, revenues and operating results may be impacted by fluctuations in foreign currency exchange rates. Fluctuations in exchange rates may also cause us to recognize transaction gains and losses in our statements of operations; however, to date, such amounts have not been material. As our international operations continue to grow, our exposure to fluctuations in exchange rates will increase, which may increase the costs associated with this growth. During 2019, our total bookings growth in constant currency would have been approximately 140 basis points higher and our total revenue growth would have been approximately 140 basis points higher. Constant currency is calculated by translating bookings and revenue for each month in the current period using the foreign currency exchange rate for the corresponding month in the prior period, excluding any hedging gains or losses realized during the period.
From time-to-time, we may utilize foreign exchange forward contracts to manage the volatility of our bookings and revenue related to foreign currency transactions. These forward contracts reduce, but do not eliminate, the impact of adverse currency exchange rate fluctuations. We generally designate these forward contracts as cash flow hedges for accounting purposes. Changes in the intrinsic value of designated hedges are recorded as a component of accumulated other comprehensive income (loss) (AOCI). Gains and losses, once realized, are recorded as a component of AOCI and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. At December 31, 2019, the realized and unrealized gain (loss) included in AOCI related to designated hedges was not material.
Cross-Currency Swap Contract
In order to manage variability due to movements in foreign currency rates related to a Euro-denominated intercompany loan, we entered into a five-year cross-currency swap arrangement (the Cross-Currency Swap) in April 2017. The Cross-Currency Swap, which matures on April 3, 2022, had a notional amount of €1,209.1 million at December 31, 2019 and converts the fixed rate Euro-denominated interest and principal receipts on the intercompany loan into fixed U.S. dollar interest and principal receipts, thereby reducing our exposure to fluctuations between the Euro and the U.S. dollar. The Cross-Currency Swap is designated as a cash flow hedge and recognized as an asset or liability at fair value. Changes to the fair value of our Cross-Currency Swap due to changes in the value of the U.S. dollar relative to the Euro would be largely offset by the net change in the fair values of the underlying hedged items.

Interest Rate Sensitivity
Interest rate risk reflects our exposure to movements in interest rates associated with our variable-rate debt. Total borrowings under our term loans were $1,832.3 million as of December 31, 2019. Borrowings under these loans bear interest at a rate equal to, at our option, either (a) LIBOR plus 1.75% per annum or (b) 0.75% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%. See Note 10 to our financial statements for additional information regarding the term loans.
In April 2017, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement to effectively convert a portion of the variable-rate debt to fixed. The interest rate swap, the notional amount of which was $1,289.0 million at December 31, 2019, matures on April 3, 2022 and swaps the variable interest rate on our LIBOR-based borrowings for a fixed rate of 5.44%. The objective of the interest rate swap, which is designated as a cash flow hedge, is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.
For the balance of our long-term debt not subject to the interest rate swap, the effect of a hypothetical 10% change in interest rates would not have had a material impact on our interest expense.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of GoDaddy Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of GoDaddy Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Payable to Related Parties Pursuant to Tax Receivable Agreements
Description of the Matter	As discussed in Notes 2 and 16 of the December 31, 2019 consolidated financial statements, the Company has recorded a $175.3 million liability, payable to counterparties pursuant to Tax Receivable Agreements (TRA). The TRA liability represents the amount the Company estimates to pay to the counterparties to the TRA that are former owners of the Company (pre-IPO owners). The liability is computed as 85% of the estimated cash tax savings to be received by the Company from utilizing the positive tax attributes contributed by pre-IPO owners.

Auditing the TRA liability computation each period is a complex process as a result of the assumptions and management judgement utilized in the determination of the expected cash tax savings to be realized. In particular, estimated future taxable income can be sensitive to changes in the assumed revenue growth rate and expected operating margin, which are affected by expectations about future market conditions and are inherently uncertain due to their forward-looking nature.

How We Addressed the Matter in Our Audit	We tested controls that address the risks of material misstatement relating to the measurement of the TRA liability. For example, we tested controls over management's review of the sensitivity of the projections of future taxable income to the recorded TRA liability.

Our audit procedures included, among others, independent recalculations of the recorded liability. We also evaluated management's estimates used in developing a forecast of future taxable income. For example, we compared the projections of future taxable income with the actual results of prior periods, as well as management's consideration of current industry and economic trends. We also compared the projections of future taxable income with other forecasted financial information prepared by the Company.

Legal Contingencies
Description of the Matter	As described in Note 13 to the consolidated financial statements, the Company accrues for losses and defense costs related to legal contingencies at the time a loss is probable, and the amount of loss can be reasonably estimated. At December 31, 2019, the Company's legal liability reserve balance included $18.1 million, relating primarily to a single legal matter. The Company believes there is a range of estimated losses with respect to this matter, with $35.0 million representing the high end of the range.

Auditing management's accounting for and disclosure of loss contingencies related to the primary legal matter in which a loss was determined to be probable was challenging due to the significant judgment required to develop the key assumptions utilized to measure the liability and the nature of information available given the early stages of the settlement process and the limited historical information available.

How We Addressed the Matter in Our Audit	We tested controls that address the risks of material misstatement relating to legal contingencies. For example, we tested controls over management's review of the model used to estimate the probable loss and potential range of loss, as well as significant assumptions utilized. We also tested management's controls over the completeness and accuracy of the data consumed.

Our audit procedures also included, among others, evaluating the Company's method of measuring the reserve for the settlement of the claims, the analyses of determining the range of possible losses, and the accuracy and completeness of the data used in the analyses. We also discussed with the Company's internal and external legal counsel the development of the range of loss and evaluated new or contrary information affecting the estimate. Additionally, we assessed the adequacy of the Company's disclosures included in Note 13 in relation to these matters.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2004.
Phoenix, Arizona
February 20, 2020

GoDaddy Inc.
Consolidated Balance Sheets
(In millions, except shares in thousands and per share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$1,062.8	$932.4
Short-term investments	23.6	18.9
Accounts and other receivables	30.2	26.4
Registry deposits	27.2	28.3
Prepaid domain name registry fees	382.6	363.2
Prepaid expenses and other current assets	48.9	58.1
Total current assets	1,575.3	1,427.3
Property and equipment, net	258.6	299.0
Operating lease assets	196.6	—
Prepaid domain name registry fees, net of current portion	179.3	183.6
Goodwill	2,976.5	2,948.0
Intangible assets, net	1,097.7	1,211.5
Other assets	17.2	14.0
Total assets	$6,301.2	$6,083.4
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$72.3	$61.6
Accrued expenses and other current liabilities	366.0	414.3
Deferred revenue	1,544.4	1,393.7
Long-term debt	18.4	16.6
Total current liabilities	2,001.1	1,886.2
Deferred revenue, net of current portion	654.4	623.8
Long-term debt, net of current portion	2,376.8	2,394.2
Operating lease liabilities, net of current portion	192.9	—
Payable to related parties pursuant to tax receivable agreements	175.3	174.3
Other long-term liabilities	17.7	63.2
Deferred tax liabilities	100.9	117.2
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value - 50,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value - 1,000,000 shares authorized; 172,867 and 168,549 shares issued and outstanding as of December 31, 2019 and 2018, respectively	0.2	0.2
Class B common stock, $0.001 par value - 500,000 shares authorized; 1,490 and 6,254 shares issued and outstanding as of December 31, 2019 and 2018, respectively	—	—
Additional paid-in capital	1,003.5	699.8
Retained earnings (accumulated deficit)	(153.5)	164.8
Accumulated other comprehensive loss	(78.2)	(72.1)
Total stockholders' equity attributable to GoDaddy Inc.	772.0	792.7
Non-controlling interests	10.1	31.8
Total stockholders' equity	782.1	824.5
Total liabilities and stockholders' equity	$6,301.2	$6,083.4

See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Operations
(In millions, except shares in thousands and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Domains	$1,351.6	$1,220.3	$1,057.2
Hosting and presence	1,126.5	1,017.6	847.9
Business applications	510.0	422.2	326.8
Total revenue	2,988.1	2,660.1	2,231.9
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	1,026.8	893.9	775.5
Technology and development	492.6	434.0	355.8
Marketing and advertising	345.6	291.4	253.2
Customer care	348.7	323.1	292.3
General and administrative	362.1	334.0	282.4
Depreciation and amortization	209.7	234.1	205.8
Total costs and operating expenses	2,785.5	2,510.5	2,165.0
Operating income	202.6	149.6	66.9
Interest expense	(92.1)	(98.4)	(83.0)
Loss on debt extinguishment	(14.8)	—	(7.3)
Tax receivable agreements liability adjustment	8.7	14.9	123.2
Other income (expense), net	22.0	6.9	7.0
Income from continuing operations before income taxes	126.4	73.0	106.8
Benefit for income taxes	12.0	9.0	18.9
Income from continuing operations	138.4	82.0	125.7
Income from discontinued operations, net of income taxes	—	—	14.1
Net income	138.4	82.0	139.8
Less: net income attributable to non-controlling interests	1.4	4.9	3.4
Net income attributable to GoDaddy Inc.	$137.0	$77.1	$136.4
Net income attributable to GoDaddy Inc. per share of Class A common stock—basic:
Continuing operations	$0.79	$0.50	$1.17
Discontinued operations	—	—	0.08
Net income attributable to GoDaddy Inc.	$0.79	$0.50	$1.25
Net income attributable to GoDaddy Inc. per share of Class A common stock—diluted:
Continuing operations	$0.76	$0.45	$0.71
Discontinued operations	—	—	0.08
Net income attributable to GoDaddy Inc.	$0.76	$0.45	$0.79
Weighted-average shares of Class A common stock outstanding:
Basic	173,431	155,234	108,779
Diluted	181,721	181,353	177,054
___________________________
(1) Costs and operating expenses include equity-based compensation expense as follows:
Cost of revenue	$0.4	$—	$—
Technology and development	70.3	57.8	37.1
Marketing and advertising	15.4	10.3	7.3
Customer care	9.3	6.2	3.6
General and administrative	51.6	51.2	28.4
Total equity-based compensation expense	$147.0	$125.5	$76.4

See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2019	2018	2017
Net income	$138.4	$82.0	$139.8
Foreign exchange forward contracts gain (loss), net	(2.7)	8.9	(9.3)
Unrealized swap gain (loss), net	0.8	14.2	(39.2)
Change in foreign currency translation adjustment	37.7	(5.5)	(86.5)
Comprehensive income	174.2	99.6	4.8
Less: comprehensive income (loss) attributable to non-controlling interests	2.2	8.9	(43.2)
Comprehensive income attributable to GoDaddy Inc.	$172.0	$90.7	$48.0
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Stockholders' Equity
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	88,558	$0.1	78,554	$0.1	$608.3	$(48.7)	$2.7	$151.7	$714.2
Net income	—	—	—	—	—	136.4	—	3.4	139.8
Equity-based compensation	—	—	—	—	76.4	—	—	—	76.4
Sales of Class A common stock, net of issuance costs	721	—	—	—	21.3	—	—	—	21.3
Stock option exercises	6,000	—	—	—	80.9	—	—	(19.8)	61.1
Issuances of Class A common stock under employee stock purchase plan	572	—	—	—	17.4	—	—	—	17.4
Repurchases of LLC units	—	—	(7,345)	—	(275.0)	—	—	—	(275.0)
Exchanges of LLC units	36,203	—	(36,203)	(0.1)	28.7	—	—	(28.7)	(0.1)
Liability pursuant to tax receivable agreements resulting from exchanges of LLC Units	—	—	—	—	(73.6)	—	—	—	(73.6)
Impact of derivatives, net	—	—	—	—	—	—	(48.5)	—	(48.5)
Change in foreign currency translation adjustment	—	—	—	—	—	—	(86.5)	—	(86.5)
Accumulated other comprehensive income (loss) attributable to non-controlling interests	—	—	—	—	—	—	46.6	(46.6)	—
Vesting of restricted stock units	939	—	—	—	—	—	—	—	—
Balance at December 31, 2017	132,993	0.1	35,006	—	484.4	87.7	(85.7)	60.0	546.5

GoDaddy Inc.
Consolidated Statements of Stockholders' Equity (continued)
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Net income	—	—	—	—	—	77.1	—	4.9	82.0
Equity-based compensation	—	—	—	—	125.5	—	—	—	125.5
Sales of Class A common stock, net of issuance costs	8	—	—	—	—	—	—	—	—
Stock option and warrant exercises	4,782	0.1	—	—	76.3	—	—	(9.2)	67.2
Issuances of Class A common stock under employee stock purchase plan	469	—	—	—	21.9	—	—	—	21.9
Exchanges of LLC units	28,752	—	(28,752)	—	27.9	—	—	(27.9)	—
Liability pursuant to tax receivable agreements resulting from exchanges of LLC Units	—	—	—	—	(36.2)	—	—	—	(36.2)
Impact of derivatives, net	—	—	—	—	—	—	23.1	—	23.1
Change in foreign currency translation adjustment	—	—	—	—	—	—	(5.5)	—	(5.5)
Accumulated other comprehensive income (loss) attributable to non-controlling interests	—	—	—	—	—	—	(4.0)	4.0	—
Vesting of restricted stock units	1,545	—	—	—	—	—	—	—	—
Balance at December 31, 2018	168,549	0.2	6,254	—	699.8	164.8	(72.1)	31.8	824.5

GoDaddy Inc.
Consolidated Statements of Stockholders' Equity (continued)
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Impact of adoption of lease accounting standard	—	—	—	—	—	3.3	—	—	3.3
Net income	—	—	—	—	—	137.0	—	1.4	138.4
Equity-based compensation, including amounts capitalized	—	—	—	—	149.2	—	—	—	149.2
Sales of Class A common stock, net of issuance costs	8	—	—	—	—	—	—	—	—
Repurchases of Class A common stock	(7,125)	—	—	—	—	(458.6)	—	—	(458.6)
Stock option exercises	3,976	—	—	—	74.9	—	—	(4.2)	70.7
Issuances of Class A common stock under employee stock purchase plan	508	—	—	—	28.5	—	—	—	28.5
Exchanges of LLC units	4,764	—	(4,764)	—	9.1	—	(2.6)	(6.5)	—
Liability pursuant to tax receivable agreements resulting from exchanges of LLC Units	—	—	—	—	(9.7)	—	—	—	(9.7)
Impact of derivatives, net	—	—	—	—	—	—	(1.9)	—	(1.9)
Change in foreign currency translation adjustment	—	—	—	—	—	—	37.7	—	37.7
Accumulated other comprehensive income (loss) attributable to non-controlling interests	—	—	—	—	—	—	(0.8)	0.8	—
Vesting of restricted stock units	2,187	—	—	—	—	—	—	—	—
Adjustment to prior period non-controlling interests allocations	—	—	—	—	51.7	—	(38.5)	(13.2)	—
Balance at December 31, 2019	172,867	$0.2	1,490	$—	$1,003.5	$(153.5)	$(78.2)	$10.1	$782.1
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net income	$138.4	$82.0	$139.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	209.7	234.1	205.8
Equity-based compensation	147.0	125.5	76.4
Loss on debt extinguishment	14.8	—	7.3
Tax receivable agreements liability adjustment	(8.7)	(14.9)	(123.2)
Gain on sale of discontinued operations	—	—	(33.2)
Other	32.7	(11.4)	(21.2)
Changes in operating assets and liabilities, net of amounts acquired:
Registry deposits	1.1	6.2	(10.1)
Prepaid domain name registry fees	(15.1)	(15.9)	(13.5)
Accounts payable	13.6	(3.4)	(8.4)
Accrued expenses and other current liabilities	40.4	14.9	32.6
Deferred revenue	179.5	158.0	220.0
Other operating assets and liabilities	(30.0)	(15.3)	3.3
Net cash provided by operating activities	723.4	559.8	475.6
Investing activities
Purchases of short-term investments	(64.1)	(24.8)	(28.3)
Maturities of short-term investments	59.9	18.5	22.6
Business acquisitions, net of cash acquired	(40.3)	(147.2)	(1,876.9)
Purchases of intangible assets	(4.7)	(9.3)	(52.0)
Net proceeds from sale of discontinued operations, including post-closing adjustments	—	(4.3)	447.7
Purchases of property and equipment	(87.6)	(87.7)	(83.2)
Other investing activities, net	1.5	—	—
Net cash used in investing activities	(135.3)	(254.8)	(1,570.1)
Financing activities
Proceeds received from:
Issuance of Senior Notes	600.0	—	—
Stock option exercises	70.7	67.2	61.1
Issuances of Class A common stock under employee stock purchase plan	28.5	21.9	17.4
Debt issued to finance HEG acquisition	—	—	1,953.1
Sales of Class A common stock, net of issuance costs	—	—	22.9
Payments made for:
Repayment of term loans	(625.0)	(25.0)	(15.3)
Repurchases of Class A common stock	(458.6)	—	—
Contingent consideration for business acquisitions	(54.8)	(10.4)	(1.2)
Financing-related costs	(13.2)	—	(39.7)
Repurchases of LLC Units and distributions to holders of LLC Units	—	—	(285.0)
Repayment of HEG acquisition bridge financing	—	—	(596.6)
Other financing obligations	(4.5)	(6.7)	(9.2)
Net cash provided by (used in) financing activities	(456.9)	47.0	1,107.5
Effect of exchange rate changes on cash and cash equivalents	(0.8)	(2.3)	3.6
Net increase in cash and cash equivalents	130.4	349.7	16.6
Cash and cash equivalents, beginning of period	932.4	582.7	566.1
Cash and cash equivalents, end of period	$1,062.8	$932.4	$582.7

GoDaddy, Inc.
Consolidated Statements of Cash Flows (continued)
(In millions)

	Year Ended December 31,
	2019	2018	2017
Supplemental cash flow information:
Cash paid during the period for:
Interest on long-term debt, net of swap benefit	$80.3	$84.1	$88.3
Income taxes, net of refunds received	$6.1	$22.8	$16.6
Supplemental information for non-cash investing and financing activities:
Acquisition date fair value of contingent consideration	$—	$45.6	$14.8
Accrued capital expenditures at period end	$7.4	$21.9	$7.4
Landlord paid tenant improvements included in purchases of property and equipment	$11.2	$4.1	$—

See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Notes to Consolidated Financial Statements
(In millions, except shares in thousands and per share amounts)

1. Organization and Background
Description of Business
We deliver simple, easy-to-use cloud-based products and outcome-driven, personalized guidance, which enables our customers to establish a digital presence, connect with their customers and manage their presence.
Organization
We are the sole managing member of Desert Newco, LLC and its subsidiaries (Desert Newco), and as a result, we consolidate its financial results and report non-controlling interests representing the economic interests held by its other members. The calculation of non-controlling interests excludes any net income attributable directly to GoDaddy Inc. We owned approximately 99% of Desert Newco's limited liability company units (LLC Units) as of December 31, 2019.
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
Use of Estimates
GAAP requires us to make estimates and assumptions affecting amounts reported in our financial statements. Our more significant estimates include:
•the relative stand-alone selling price of the indicated performance obligations included in revenue arrangements with multiple performance obligations;
•the fair value of assets acquired and liabilities assumed in business acquisitions;
•the fair value of contingent consideration arrangements;
•the assessment of recoverability of long-lived assets;
•the estimated reserve for refunds;
•the estimated useful lives of intangible and depreciable assets;
•the grant date fair value of equity-based awards;
•the fair value of financial instruments;
•the recognition, measurement and valuation of current and deferred income taxes;
•the recognition and measurement of amounts payable under tax receivable agreements (TRAs); and
•the recognition and measurement of loss contingencies, indirect tax liabilities and certain accrued liabilities.
We periodically evaluate our estimates and adjust prospectively, if necessary. We believe our estimates and assumptions are reasonable; however, actual results may differ.
Segment
As of December 31, 2019, our chief operating decision maker function was comprised of our Chief Executive Officer who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance for the entire company. Accordingly, we have a single operating and reportable segment.

2. Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents includes cash on hand, other highly liquid investments with a remaining maturity of 90 days or less at the date of acquisition and receivables related to third-party payment processor transactions normally received within 72 hours. Amounts receivable for payment processor transactions totaled $25.4 million and $26.3 million at December 31, 2019 and 2018, respectively.
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

Property and equipment consisted of the following:

	Estimated Useful Lives	December 31,
		2019	2018
Computer equipment	3 years	$434.8	$417.6
Software	3 years	55.9	40.5
Land	Indefinite	9.0	9.0
Buildings, including improvements	5-40 years	145.5	175.0
Leasehold improvements	Lesser of useful life or remaining lease term	99.4	70.8
Other	1-20 years	25.7	27.0
Total property and equipment		770.3	739.9
Less: accumulated depreciation and amortization		(511.7)	(440.9)
Property and equipment, net		$258.6	$299.0
Depreciation and amortization expense related to property and equipment was $86.5 million, $97.4 million and $88.8 million during 2019, 2018 and 2017, respectively.
Capitalized Internal-Use Software Costs
Costs incurred to develop software for internal-use during the application development phase are capitalized and amortized over such software's estimated useful life. Costs related to the design or maintenance of internal-use software are included in technology and development expenses as incurred. During 2019, we capitalized $13.4 million of such costs to property and equipment. Capitalized costs were not material in 2018.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. Indefinite-lived intangible assets consist of the GoDaddy trade names and branding and our domain portfolio. Goodwill and indefinite-lived intangible assets are not amortized to earnings, but are assessed for impairment at least annually. As individual domains are sold, our indefinite-lived domain portfolio intangible asset is reduced by the allocated carrying cost of each domain, which is included in cost of revenue.
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
Long-Lived and Finite-Lived Intangible Assets
Finite-lived intangible assets are amortized over the following estimated useful lives:

Customer relationships	2-9 years
Developed technology	2-7 years
Trade names and other	4-10 years
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
Our derivative financial instruments include foreign exchange forward contracts with financial institutions to hedge certain forecasted sales transactions denominated in currencies other than the United States (U.S.) dollar. In addition, we have entered into an interest rate swap on a portion of our long-term debt and a cross-currency swap on certain of our intercompany debt to manage the variability of cash flows due to movements in interest rates and foreign currency exchange rates. We have designated each of these instruments as a cash flow hedge.
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
Leases
We lease office and data center space in various locations. Prior to our adoption of the new lease standard on January 1, 2019, rent expense under operating leases was recognized on a straight-line basis over the lease term taking into consideration rent abatements, scheduled rent increases and any lease incentives.
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
The increases to assets and liabilities resulting from the recognition of ROU assets and operating lease liabilities included the derecognition of existing assets and liabilities related to leases. The most significant impact resulted from the derecognition of our lease financing obligation and related building asset. At adoption, we were required to reassess whether the failed sale-leaseback transaction that resulted in our previous recognition of a lease financing obligation and related building asset would have met the sale criteria under the new standard. We concluded that the sale criteria would have been met and recognized a $3.3 million adjustment to beginning retained earnings as a result of the derecognition of the lease financing obligation and related building asset. The previously recognized lease financing obligation is now classified as an operating lease and was included in the initial measurement of the ROU assets and operating lease liabilities.
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
See Note 12 for additional information regarding leases.
Foreign Currency
Our functional and reporting currency is the U.S. dollar. Assets denominated in foreign currencies are remeasured into U.S. dollars at period-end exchange rates. Foreign currency-based revenue and expense transactions are measured at transaction date exchange rates. Foreign currency remeasurement gains and losses are recorded in other income (expense), net and were $(7.1) million, $(10.4) million and $(1.5) million during 2019, 2018 and 2017, respectively.
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
Business applications. Business applications revenue primarily consists of third-party productivity applications, email accounts, email marketing tools and telephony solutions. Consideration is recorded as deferred revenue when received, which is typically at the time of sale, and revenue is recognized ratably over the period in which the performance obligations are satisfied, which is generally over the contract term.
See Note 8 for additional information regarding our deferred revenue. See Note 18 for our revenue disaggregated by geography.
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
We may also offer specific arrangements, such as our Websites + Marketing solution, in which we include promises to transfer multiple performance obligations in a single product offering. For such arrangements, we allocate the transaction price to each of the underlying distinct performance obligations based on its relative stand-alone selling price (SSP), as described below.
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
Fees paid to various registries at the inception of a domain registration or renewal represent costs to fulfill a contract. We capitalize and amortize these prepaid domain name registry fees to cost of revenue consistent with the pattern of transfer of the product to which the asset relates. Amortization expense of such asset was $614.7 million, $597.1 million and $554.4 million during 2019, 2018 and 2017, respectively.
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
Advertising costs are expensed either as incurred, at the time a commercial initially airs or when a promotion first appears in the media. Advertising expenses were $260.0 million, $231.1 million and $205.8 million during 2019, 2018 and 2017, respectively. Prepaid advertising, which is included within prepaid expenses and other current assets, was $6.3 million and $9.7 million at December 31, 2019 and 2018, respectively.
Customer Care
Customer care expenses represent the costs to guide and service our customers, primarily consisting of personnel costs.
General and Administrative
General and administrative expenses primarily consist of personnel costs for our administrative functions, professional service fees, office rent for all locations, all employee travel expenses, acquisition-related expenses and other general costs.

Equity-Based Compensation
We grant stock options at exercise prices equal to the fair market value of our Class A common stock on the grant date. We grant both options and restricted stock units (RSUs) vesting solely upon the continued service of the recipient as well as awards vesting upon the achievement of annual or cumulative financial-based targets (PSUs). We recognize the accounting grant date fair value of equity-based awards as compensation expense over the required service period of each award, taking into account the probability of our achievement of associated performance targets.
We apply the straight-line attribution method to recognize equity-based compensation expense associated with awards not subject to graded vesting. For awards subject to graded vesting, we recognize expense separately for each vesting tranche. We also estimate when and if PSUs will be earned. If an award is not considered probable of being earned, no amount of expense is recognized. If the award is deemed probable of being earned, expense is recorded over the estimated service period.
Equity-based awards are accounted for using the fair value method. RSUs and PSUs are measured based on the fair market value of the underlying common stock on their respective accounting grant dates. Grant date fair values for options are determined using the Black-Scholes option pricing model and a single option award approach. The accounting grant date for PSUs is the date on which the applicable performance criteria are approved by our board of directors (the Board). The fair value of shares issued under our employee stock purchase plan is estimated on the first day of each offering period using the Black-Scholes option pricing model. We utilize an estimate of future award forfeitures, which is based on historical data, in our equity-based compensation expense calculations. We regularly estimate when and if PSUs will be earned and record expense only for awards considered probable of being earned.
Key assumptions used in the determination of fair value for options are as follows:
Expected term. The expected term represents the period the options are expected to be outstanding. Because of the lack of sufficient historical data necessary to calculate the expected term, we use the simple average of the vesting period and the contractual term to estimate the expected term.
Expected volatility. We determine the expected stock price volatility based on the historical volatility of our Class A common stock and the historical volatilities of a peer group. Industry peers consist of several public companies in the technology industry similar to us in size, stage of life cycle and financial leverage. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient trading history of our Class A common stock becomes available. If circumstances change such that the identified companies are no longer similar to us, we will revise our peer group to substitute more suitable companies in this calculation.
Expected dividend yield. We do not use a dividend rate due to our expectation of not paying dividends in the foreseeable future.
Risk-free interest rate. We base the risk-free interest rate on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the option on the grant date.
The fair value of options granted was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2019	2018	2017
Expected term (in years)	6.1	6.1	6.1
Expected volatility	31.2%	31.5%	37.4%
Risk-free interest rate	2.2%	2.7%	2.0%
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
Payable to Related Parties Pursuant to the TRAs
Concurrent with the completion of our initial public offering (IPO) in 2015, we became a party to five TRAs with our pre-IPO owners. Under four of the TRAs, we are generally required to pay to certain pre-IPO owners approximately 85% of the amount of calculated tax savings, if any, we are deemed to realize (using the actual applicable U.S. federal income tax rate and an assumed combined state and local income tax rate) as a result of (1) any existing tax attributes associated with LLC Units acquired in the pre-IPO organizational transactions, the benefit of which is allocable to us as a result of such transactions (including the allocable share of Desert Newco's existing tax basis in its assets), (2) net operating loss (NOL) carryforwards available as a result of such transactions and (3) tax benefits related to imputed interest.
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
The following tables set forth assets and liabilities measured at fair value on a recurring basis:

	December 31, 2019
Assets:	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Reverse repurchase agreements(1)	$—	$70.0	$—	$70.0
Commercial paper	—	102.0	—	102.0
Money market funds and time deposits	444.0	—	—	444.0
Short-term investments:
Commercial paper and other	0.7	22.9	—	23.6
Total assets measured and recorded at fair value	$444.7	$194.9	$—	$639.6
Liabilities:
Contingent consideration liabilities	$—	$—	$2.6	$2.6
Derivative liabilities	—	93.8	—	93.8
Total liabilities measured and recorded at fair value	$—	$93.8	$2.6	$96.4
_________________________________
(1) Reverse repurchase agreements include a $70.0 million repurchase agreement with Morgan Stanley, callable with 31 days notice.

	December 31, 2018
Assets:	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Reverse repurchase agreements(1)	$—	$70.0	$—	$70.0
Commercial paper	—	71.4	—	71.4
Money market funds	338.6	—	—	338.6
Short-term investments:
Commercial paper and other	1.0	18.0	—	19.0
Total assets measured and recorded at fair value	$339.6	$159.4	$—	$499.0
Liabilities:
Contingent consideration liabilities	$—	$—	$67.9	$67.9
Derivative liabilities	—	120.5	—	120.5
Total liabilities measured and recorded at fair value	$—	$120.5	$67.9	$188.4
_________________________________
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

	Year Ended December 31,
	2019	2018
Balance at beginning of period	$67.9	$20.7
Acquisition date fair value of contingent consideration	—	45.6
Adjustments to fair value recognized in earnings	2.6	11.9
Contingent consideration payments	(68.2)	(11.2)
Impact of foreign currency translation and other	0.3	0.9
Balance at end of period	$2.6	$67.9
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
In December 2019, the FASB issued new guidance to simplify the accounting for income taxes primarily by eliminating certain exceptions allowable under the existing guidance related to the approach for intraperiod tax allocations, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance is effective for annual and interim reporting periods beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the timing of our adoption and the expected impact of this new guidance.
3. Business Acquisitions
2018 Acquisition of Main Street Hub
In July 2018, we completed the acquisition of Main Street Hub (MSH), a social media and reputation management company, for total purchase consideration of $182.0 million, including contingent earn-out payments of up to a maximum of $50.0 million subject to the achievement of certain revenue and operational milestones. The acquisition was completed to further our professional services strategy for our customers. The contingent consideration was recorded at an estimated acquisition date fair value of $43.4 million. The acquisition was not material to our results of operations.
The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess recorded to goodwill. The recognition of goodwill, none of which is deductible for income tax purposes, was made based on the strategic and synergistic benefits we expect to realize from the acquisition.
The following table summarizes the final estimated acquisition date fair values of the MSH assets acquired and liabilities assumed:

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
_________________________________
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
		$595.7

We valued trade names and developed technology by applying the relief-from-royalty method, which is a variation of the income approach. Customer relationships were valued using the multi-period excess earnings method under the income approach. We determined the assumptions used in developing these valuations based on our future plans, historical data, current and anticipated market conditions, estimated growth rates and market comparables. The acquired finite-lived intangible assets have a total weighted-average amortization period of 8.8 years.
Property and equipment was valued using the cost approach. Deferred revenue was valued using the income approach. Estimated DTLs primarily represent the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their respective tax bases.
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
Other Acquisition-Related Payments
During 2019, 2018 and 2017, we made $88.0 million, $21.7 million and $10.8 million of aggregate holdback and contingent consideration payments related to prior acquisitions.
4. Sale of Discontinued Operations
In connection with the HEG acquisition, we committed to a formal plan to sell PlusServer as its business model differed from ours. The operating results of PlusServer from the acquisition date to the date of its sale are reported within discontinued operations. On August 31, 2017, we sold all of the outstanding shares of PlusServer, receiving net proceeds of $447.7 million. As a result of the sale, we recorded a gain on disposal of $33.2 million in 2017, which is included in income from discontinued operations and includes the reclassification of the associated cumulative translation adjustment on PlusServer's net assets.
5. Goodwill and Intangible Assets
The following table summarizes changes in our goodwill balance:

Balance at December 31, 2017	$2,859.9
Goodwill related to 2018 acquisitions(1)	139.8
Impact of foreign currency translation	(51.7)
Balance at December 31, 2018	2,948.0
Goodwill related to 2019 acquisitions	20.9
Impact of foreign currency translation	7.6
Balance at December 31, 2019	$2,976.5
_________________________________
(1) Includes immaterial measurement period adjustments related to acquisitions completed in 2017.

Intangible assets, net are summarized as follows:

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	148.1	n/a	148.1
Finite-lived intangible assets:
Customer-related	838.4	$(475.6)	362.8
Developed technology	151.5	(67.3)	84.2
Trade names and other	81.4	(23.8)	57.6
	$1,664.4	$(566.7)	$1,097.7

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	152.4	n/a	152.4
Finite-lived intangible assets:
Customer-related	850.5	$(407.5)	443.0
Developed technology	206.9	(103.1)	103.8
Trade names and other	92.9	(25.6)	67.3
	$1,747.7	$(536.2)	$1,211.5
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
Amortization expense was $119.5 million, $136.7 million and $117.0 million during 2019, 2018 and 2017, respectively. As of December 31, 2019, the weighted-average remaining amortization period for amortizable intangible assets was 87 months for customer-related intangible assets, 41 months for developed technology and 71 months for trade names and other, and was 67 months in total.
Based on the balance of finite-lived intangible assets at December 31, 2019, expected future amortization expense is as follows:

Year Ending December 31:
2020	$111.7
2021	88.3
2022	86.6
2023	71.3
2024	61.7
Thereafter	85.0
$504.6

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
Secondary Offerings and LLC Unit Repurchase
We have completed several underwritten public offerings in which certain stockholders, including Kohlberg Kravis Roberts & Co. L.P. (KKR), Silver Lake Partners (SLP), Technology Crossover Ventures (TCV) and YAM Special Holdings, Inc. (YAM) and certain of our executive officers sold shares of our Class A common stock. We did not receive any proceeds from the shares sold by the selling stockholders in these offerings. We used the net proceeds from the shares sold by us to pay expenses incurred in connection with the offerings. Each offering included the exchange of LLC Units (together with the corresponding shares of Class B common stock) for Class A common stock by the selling stockholders, which resulted in increases in additional paid-in capital, with offsetting reductions in non-controlling interests, and material increases to the liability under the TRAs (see Note 16). Significant details for each offering are as follows:

Offering Date	Offering Price Per Share ($)	Shares Sold by GoDaddy (#)	Gross Proceeds Received by GoDaddy ($)	Aggregate Shares Sold by Selling Stockholders (#)	LLC Units Exchanged by Selling Stockholders (#)	Increase in Additional Paid-in Capital ($)
February 2019(1)	75.40	8	0.6	8,539	4,278	5.7
August 2018(2)	75.75	8	0.6	10,391	7,405	7.8
May 2018	70.73	—	—	11,625	8,052	7.6
March 2018	59.21	—	—	16,916	12,821	11.2
December 2017(3)	47.32	50	2.4	7,228	4,689	4.7
September 2017	44.00	50	2.2	20,000	13,774	10.8
May 2017	38.50	100	3.7	27,615	16,701	10.8
_________________________________
(1) Following the February 2019 secondary offering, KKR and SLP no longer owned shares of GoDaddy's common stock.
(2) Following the August 2018 secondary offering, YAM no longer owned shares of GoDaddy's common stock.
(3) Following the December 2017 secondary offering, TCV no longer owned shares of GoDaddy's common stock.
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

Share Repurchase Programs
In November 2018, our Board approved a share repurchase program pursuant to which we may repurchase up to $500.0 million of our Class A common stock (the 2018 Share Repurchase Program). During 2019, we repurchased a total of 7,125 shares of our Class A common stock in the open market pursuant to the 2018 Share Repurchase Program for an aggregate purchase price of $458.6 million, including commissions.
In October 2019, our Board approved an additional share repurchase program pursuant to which we may repurchase up to $500.0 million of our Class A common stock (the 2019 Share Repurchase Program). As of December 31, 2019, we have not repurchased any shares under the 2019 Share Repurchase Program.
Under each of these repurchase programs, we may purchase shares from time to time in open market purchases, block transactions and privately negotiated transactions, in accordance with applicable federal securities laws. The programs have no time limits, do not obligate us to make any repurchases and may be modified, suspended or terminated by us at any time without prior notice. The amount and timing of repurchases are subject to a variety of factors including liquidity, share price, market conditions and legal requirements, and will be funded by available cash and cash equivalents. Repurchased shares are immediately retired and returned to an unissued status. We have elected to record the excess of the repurchase price over par value as a charge to retained earnings (accumulated deficit).
7. Equity-Based Compensation Plans
Equity Plans
On March 31, 2015, we adopted the 2015 Equity Incentive Plan (the 2015 Plan) and reserved a total of 10,285 shares of Class A common stock for issuance thereunder. The shares reserved for issuance under the 2015 Plan also included up to 28,133 shares rolled over from our previous equity plan and from certain other option plans assumed in connection with acquisitions. The number of shares reserved for issuance are increased automatically each year by a number equal to the least of (i) 20,571 shares, (ii) 4% of the total shares of all classes of common stock outstanding as of the last day of the preceding year or (iii) such other amount as may be determined by our Board. On January 1, 2019, an additional 6,992 shares were reserved for issuance pursuant to the 2015 Plan. As of December 31, 2019, 23,363 shares were available for issuance as future awards under the 2015 Plan.
On March 31, 2015, we adopted the 2015 Employee Stock Purchase Plan (the ESPP) and reserved a total of 2,000 shares of Class A common stock for issuance thereunder. The number of shares reserved for issuance are increased automatically each year by a number equal to the least of (i) 1,000 shares, (ii) 1% of the total shares of all classes of common stock outstanding as of the last day of the preceding year or (iii) such other amount as may be determined by our Board. On January 1, 2019, an additional 1,000 shares were reserved for issuance pursuant to the ESPP. As of December 31, 2019, 3,575 shares were available for issuance under the ESPP.
Equity-Based Compensation Expense Error
During 2019, we determined that we had previously recognized equity-based compensation expense related to certain PSUs prior to the establishment of a grant date for accounting purposes. The error is comprised of $3.0 million, $5.7 million and $6.9 million recognized in 2016, 2017 and 2018, respectively. We determined the amounts related to the prior period financial statements and disclosures were immaterial considering both quantitative and qualitative factors. Accordingly, we reversed the cumulative amount as a reduction of equity-based compensation expense in 2019.

Equity Plan Activity
The following table summarizes option activity:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Grant- Date Fair Value ($)	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2016	18,628		14.06
Granted	2,077	15.07	38.03
Exercised	(6,000)		10.18		187.1
Forfeited	(1,245)		23.46
Outstanding at December 31, 2017	13,460		18.63
Granted	1,208	22.19	61.49
Exercised	(4,779)		14.08		246.4
Forfeited	(362)		34.05
Outstanding at December 31, 2018	9,527		25.77
Granted	1,401	24.91	71.74
Exercised	(3,976)		17.78		213.8
Forfeited	(648)		54.43
Outstanding at December 31, 2019	6,304		38.08	5.9	194.6
Vested at December 31, 2019	3,916		25.31	4.8	167.2

The following table summarizes RSU and PSU activity:

Number of Shares of Class A Common Stock (#)
Outstanding at December 31, 2016	2,757
Granted	2,877
Vested	(939)
Forfeited	(496)
Outstanding at December 31, 2017(1)	4,199
Granted	3,152
Vested	(1,545)
Forfeited	(450)
Outstanding at December 31, 2018(1)	5,356
Granted	3,057
Vested	(2,187)
Forfeited	(986)
Outstanding at December 31, 2019(1)	5,240
_________________________________
(1) Includes PSUs for which performance targets have not yet been established, and which are not yet considered granted for accounting purposes. The balance of outstanding awards is comprised of the following:

	Number of Shares of Class A Common Stock (#)	Weighted Average Fair Value Per Share ($)
RSUs	2,885	36.12
PSUs granted for accounting purposes	409	37.13
PSUs not yet granted for accounting purposes	905	N/A
Outstanding at December 31, 2017	4,199

RSUs	3,952	53.77
PSUs granted for accounting purposes	505	63.18
PSUs not yet granted for accounting purposes	899	N/A
Outstanding at December 31, 2018	5,356

RSUs	4,247	65.12
PSUs granted for accounting purposes	401	73.28
PSUs not yet granted for accounting purposes	592	N/A
Outstanding at December 31, 2019	5,240
At December 31, 2019, total unrecognized compensation expense related to non-vested options and awards was $33.4 million and $190.3 million, respectively, with expected remaining weighted-average recognition periods of approximately 2.4 years and 2.3 years, respectively. Such amounts exclude PSUs not yet considered granted for accounting purposes.
We currently believe the performance targets related to the vesting of PSUs considered granted for accounting purposes will be achieved. If such targets are not achieved, or are subsequently determined to not be probable of being achieved, we will not recognize any compensation expense for PSUs not expected to vest, and will reverse any previously recognized expense on such awards.

8. Deferred Revenue
Deferred revenue consisted of the following:

	December 31,
	2019	2018
Current:
Domains	$752.7	$686.3
Hosting and presence	526.7	483.3
Business applications	265.0	224.1
	$1,544.4	$1,393.7
Noncurrent:
Domains	$382.2	$365.8
Hosting and presence	187.2	180.6
Business applications	85.0	77.4
	$654.4	$623.8
The increase in the deferred revenue balance is primarily driven by payments received in advance of satisfying our performance obligations, offset by $1,488.2 million of revenue recognized during 2019 that was included in the deferred revenue balance as of December 31, 2018. The deferred revenue balance as of December 31, 2019 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied, and is expected to be recognized as revenue as follows:

	2020	2021	2022	2023	2024	Thereafter	Total
Domains	$752.7	$199.0	$78.4	$44.7	$24.9	$35.2	$1,134.9
Hosting and presence	526.7	121.8	38.5	15.0	6.6	5.3	713.9
Business applications	265.0	58.7	19.3	4.0	1.6	1.4	350.0
	$1,544.4	$379.5	$136.2	$63.7	$33.1	$41.9	$2,198.8
9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2019	2018
Accrued payroll and employee benefits	$116.9	$105.9
Derivative liabilities	93.8	120.5
Current portion of operating lease liabilities	39.5	—
Tax-related accruals	30.8	38.4
Accrued legal and professional	28.7	10.9
Accrued marketing and advertising expenses	14.7	19.4
Accrued acquisition-related expenses and acquisition consideration payable	8.3	74.4
Accrued other	33.3	44.8
	$366.0	$414.3

10. Long-Term Debt
Long-term debt consisted of the following:

	December 31,
	2019	2018
Term Loans (effective interest rate of 4.7% at December 31, 2019 and 4.6% at December 31, 2018)	$1,832.3	$2,457.3
Senior Notes (effective interest rate of 5.4% at December 31, 2019)	600.0	—
Revolver	—	—
Total	2,432.3	2,457.3
Less: unamortized original issue discount on long-term debt(1)	(13.2)	(27.9)
Less: unamortized debt issuance costs(1)	(23.9)	(18.6)
Less: current portion of long-term debt	(18.4)	(16.6)
	$2,376.8	$2,394.2
_________________________________
(1) Original issue discount and debt issuance costs amortized to interest expense over the life of the related debt instruments using the effective interest method.
Credit Facility
Our secured credit agreement (the Credit Facility), which matures on February 15, 2024, consists of both term loans (the Term Loans) and a revolving credit facility (the Revolver).
The Credit Facility originally included a $1,100.0 million term loan and an available $150.0 million Revolver. In February 2017, we refinanced the Credit Facility to provide for: (i) a $1,072.5 million seven-year term loan, (ii) a second $1,425.0 million term loan, which was issued on April 3, 2017 upon the completion of our acquisition of HEG, and (iii) a $150.0 million five-year Revolver, which increased to $200.0 million upon the completion of our acquisition of HEG. In November 2017, we further refinanced the Credit Facility to reduce the interest rate margins applicable to the Term Loans. In connection with the 2017 refinancings, we recognized an aggregate $2.0 million loss on debt extinguishment, recorded $3.7 million as additional discount and recorded $3.3 million in aggregate fees as general and administrative expense.
As further described below, in June 2019 we issued 5.25% unsecured senior notes (the Senior Notes) in an aggregate principal amount of $600.0 million, the proceeds of which were used to prepay $600.0 million of the outstanding principal balance of the Term Loans. The partial prepayment was made in accordance with the contractual terms of the Credit Facility and the terms of the remaining Term Loans were not modified. As such, the prepayment was considered a partial extinguishment and we wrote off a proportionate amount of the unamortized debt issuance costs and original issue discount, recognizing a $14.5 million loss on debt extinguishment.
Concurrent with the issuance of the Senior Notes, we amended the Revolver to increase its borrowing capacity to $600.0 million and reduce its interest rate margins, as described below. In addition, the amendment provided that compliance relating to our first lien secured leverage ratio occurs upon our usage exceeding 20% of the Revolver, a reduction from the previous level of 35%. In connection with this amendment, we capitalized aggregate fees of $3.4 million as debt issuance costs.
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
The Revolver bears interest at a rate equal to, at our option, either (a) LIBOR plus a margin ranging from 1.25% to 1.75% per annum or (b) the higher of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) the one-month LIBOR rate plus 1.0% plus a margin ranging from 0.25% to 0.75% per annum, with the margins determined based on our first lien secured leverage ratio. The Revolver also contains a financial covenant requiring us to maintain a leverage ratio of 5.75:1.00 when our usage exceeds 20.0% of the maximum capacity. This ratio is calculated as the ratio of first lien secured debt less cash and cash equivalents to consolidated EBITDA (as defined in the Credit Facility).
In addition to paying interest on the outstanding principal under the term loans, we are required to pay a commitment fee ranging from 0.125% to 0.375% per annum for any unutilized commitments under the Revolver, with the applicable fee determined based on our first lien secured leverage ratio.
Significant terms of the Credit Facility are as follows:
•we are required to prepay outstanding term loans, subject to certain exceptions, with percentages of excess cash flow, proceeds of non-ordinary course asset sales or dispositions of property, insurance or condemnation proceeds and proceeds from the incurrence of certain debt;
•we are restricted by certain covenants, including, among other things, limitations on our ability to incur additional indebtedness, sell assets, incur additional liens, make certain fundamental changes, pay distributions and make certain investments;
•we are required to maintain certain financial ratios; and
•all obligations are unconditionally guaranteed by all of our material domestic subsidiaries and is secured by substantially all of our and such subsidiaries real and personal property.
At December 31, 2019, we had $600.0 million available for borrowing under the Revolver and were not in violation of any covenants of the Credit Facility.
Senior Notes
In June 2019, we issued the Senior Notes in an aggregate principal amount of $600.0 million in a private placement offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Senior Notes were issued at par and bear interest at 5.25% per annum, with interest payable semiannually on June 1 and December 1, commencing on December 1, 2019. The aggregate principal amount outstanding is payable at maturity on December 1, 2027, subject to earlier repurchase or optional redemption as described below.
As described above, the proceeds from the issuance of the Senior Notes were used to prepay $600.0 million in aggregate principal amount of our existing Term Loans. In conjunction with the issuance of the Senior Notes, we capitalized $9.7 million in debt issuance costs.
The Senior Notes are redeemable at our option, in whole or in part, at any time prior to June 1, 2022 at a redemption price equal to 100.0% of the principal amount, plus accrued and unpaid interest, plus an applicable premium equal to the greater of 1.0% and the remaining scheduled payments of interest discounted to a present value amount. In the event of an equity offering prior to June 1, 2022, the Senior Notes may be partially redeemed with the net cash proceeds of such offering at our option at an amount equal to 105.25% of the principal amount, plus accrued and unpaid interest. On and after June 1, 2022, we may redeem the Senior Notes, in whole or in part, at an amount equal to 102.625% of the principal amount, decreasing to 101.75% at June 1, 2023, 100.875% at June 1, 2024 and 100.0% thereafter, plus accrued and unpaid interest. Upon the occurrence of a change of control, we are required to offer to repurchase the Senior Notes from the holders at a price equal to 101.0% of the principal amount, plus accrued and unpaid interest.
Significant terms of the Senior Notes are as follows:
•they are subordinated to our existing secured debt, including the Credit Facility, and any future secured debt we may issue;
•all obligations are unconditionally guaranteed by all of our material domestic subsidiaries;
•we are restricted by certain covenants, including limitations on our ability to incur additional indebtedness, incur additional liens, consolidate with or merge with or into another entity and sell substantially all of our assets; and
•certain covenants may be suspended if we are able to obtain and maintain investment grade ratings and no event of default has occurred.
At December 31, 2019, we were not in violation of any covenants of the Senior Notes.

Fair Value
The estimated fair values of the Term Loans and Senior Notes were $1,842.6 million and $632.0 million, respectively, at December 31, 2019 based on observable market prices for these loans, which are traded in less active markets and therefore classified as Level 2 fair value measurements.
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
Future Debt Maturities
Aggregate principal payments, exclusive of any unamortized original issue discount and debt issuance costs, due on long-term debt as of December 31, 2019 are as follows:

Year Ending December 31:
2020	$25.0
2021	25.0
2022	25.0
2023	25.0
2024	1,732.3
Thereafter	600.0
$2,432.3

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
The following table summarizes our outstanding derivative instruments, all of which are designated as cash flow hedges, on a gross basis:

	Notional Amount		Fair Value of Derivative Assets(2)		Fair Value of Derivative Liabilities(2)
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Derivative Instrument:
Level 2:
Foreign exchange forward contracts	$138.9	$—	$—	$—	$3.3	$—
Cross-currency swap(1)	1,355.8	1,397.8	—	—	64.1	119.1
Interest rate swap	1,289.0	1,302.3	—	—	26.4	1.4
Total hedges	$2,783.7	$2,700.1	$—	$—	$93.8	$120.5
_________________________________
(1) The notional values of the cross-currency swap have been translated from Euros to U.S. dollars at the foreign currency rates in effect at December 31, 2019 and 2018 of approximately 1.12 and 1.14, respectively.
(2) In our balance sheets, all derivative assets are recorded within prepaid expenses and other current assets and all derivative liabilities are recorded within accrued expenses and other current liabilities.

The following table summarizes the effect of our designated cash flow hedging derivative instruments on AOCI:

	Unrealized Gains (Losses) Recognized in Other Comprehensive Income
	Year Ended December 31,
	2019	2018	2017
Derivative Instrument:
Foreign exchange forward contracts(1)	$(2.7)	$8.9	$(9.3)
Cross-currency swap	25.8	(3.5)	(20.1)
Interest rate swap	(25.0)	17.7	(19.1)
Total hedges	$(1.9)	$23.1	$(48.5)
_________________________________
(1) Amounts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.
The following table summarizes the locations and amounts of gains (losses) recognized within earnings related to our cash flow hedging relationships:

	Year Ended December 31,
	2019			2018			2017
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Foreign Exchange Forward Contracts:
Reclassified from AOCI into income	$3.2	$—	$—	$(2.1)	$—	$—	$0.8	$—	$—
Cross-Currency Swap:
Reclassified from AOCI into income (1)	—	30.1	28.1	—	28.3	65.9	—	21.6	(163.8)
Interest Rate Swap:
Reclassified from AOCI into income	—	(2.6)	—	—	(6.5)	—	—	(12.8)	—
Total hedges	$3.2	$27.5	$28.1	$(2.1)	$21.8	$65.9	$0.8	$8.8	$(163.8)
_________________________________
(1) The amount reflected in other income (expense), net includes $(28.7) million, $(67.3) million and $162.8 million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by the cross-currency swap during 2019, 2018 and 2017, respectively.
As of December 31, 2019, we estimate that approximately $22.0 million of net deferred gains related to our cash flow hedges will be recognized in earnings over the next 12 months. No amounts were excluded from our effectiveness testing during any of the periods presented.
Risk Management Strategies
Foreign Exchange Forward Contracts
From time-to-time, we may enter into foreign exchange forward contracts with financial institutions to hedge certain forecasted sales transactions denominated in foreign currency. We designate these forward contracts as cash flow hedges, which are recognized as either assets or liabilities at fair value. At December 31, 2019, all such contracts had maturities of 18 months or less.

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
12.  Leases
Our operating leases primarily consist of office and data center space expiring at various dates through November 2036. Certain leases include options to renew or terminate at our discretion. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of December 31, 2019, operating leases have a remaining weighted average lease term of 8.2 years and our operating lease liabilities were measured using a weighted average discount rate of 5.3%. Finance leases are immaterial.
The components of operating lease expense were as follows:

Year Ended December 31, 2019
Operating lease costs	$55.6
Variable lease costs	8.8
Sublease income	(3.0)
Net lease costs	$61.4

Total rent expense related to operating leases was $44.1 million and $38.3 million during 2018 and 2017, respectively.
Supplemental cash flow information related to operating leases was as follows:

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$50.0
ROU assets obtained in exchange for operating lease obligations	126.3

Operating lease liabilities are included in our balance sheets as follows:

December 31, 2019
Accrued expenses and other current liabilities	$39.5
Operating lease liabilities, net of current portion	192.9
$232.4

Maturities of operating lease liabilities as of December 31, 2019 were as follows:

Year Ending December 31:
2020	$50.6
2021	44.9
2022	33.1
2023	25.6
2024	24.3
Thereafter	110.0
Total lease payments	288.5
Less: imputed interest	(56.1)
$232.4

13. Commitments and Contingencies
Service Agreements
We have entered into long-term agreements with certain vendors to provide for software and equipment maintenance, specified levels of bandwidth and other services. Under these arrangements, we are required to make periodic payments. Future minimum obligations under these non-cancelable agreements with initial terms in excess of one year at December 31, 2019 are as follows:

Year Ending December 31:
2020	$48.9
2021	48.0
2022	48.5
2023	24.5
2024	10.6
Thereafter	0.3
Total minimum payments	$180.8
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

On June 13, 2019, we entered into an agreement in principle to settle the class action complaint, Jason Bennett v. GoDaddy.com (Case No. 2:16-cv-03908-DLR)(U.S.D.C.)(D.AZ), filed on June 20, 2016. The complaint alleges violation of the Telephone Consumer Protection Act of 1991 (the TCPA). On September 23, 2019, the parties fully executed a written settlement agreement. On December 16, 2019, we amended the settlement agreement to include two additional putative class action cases, which also alleged violations of the TCPA: John Herrick v. GoDaddy.com, LLC, D. Ariz. (Case No. 2:16-cv-00254, appeal pending 18-16048 (9th Cir.)) and Susan Drazen v. GoDaddy.com, LLC (Case No 19-cv-00563). The amended settlement agreement is still subject to Court approval; a Motion for Preliminary Approval was filed on January 10, 2020 and remains pending.
Under the terms of the proposed amended settlement agreement, we would make available a total of up to $35.0 million to pay: (i) class members, at their election, either a cash settlement or a credit to be used for future purchases of products from us, (ii) an incentive payment to the class representative, (iii) notice and administration costs in connection with the settlement, and (iv) attorneys' fees to legal counsel representing the class. If approved, we would receive a full release from the settlement class (other than from those class members who timely elect to opt out of the settlement) concerning the claims asserted, or that could have been asserted, with respect to the claims released in the amended settlement agreement.
During the three months ended June 30, 2019, we recorded an estimated loss provision of $18.1 million to general and administrative expense, which represents our best estimate of the total settlement costs, inclusive of attorneys' fees to be paid to legal counsel representing the class in connection with the settlement. We made no changes to our estimated loss accrual during the six months ended December 31, 2019. Our legal fees associated with this matter have been recorded to general and administrative expense as incurred and were not material.
We have denied and continue to deny the allegations in the complaint. Nothing in the amended settlement agreement shall be deemed to assign or reflect any admission of fault, wrongdoing or liability, or of the appropriateness of a class action in such litigation.
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
Indemnifications
In the normal course of business, we have made indemnities under which we may be required to make payments in relation to certain transactions, including to our directors and officers to the maximum extent permitted under applicable state laws and indemnifications related to certain lease agreements. In addition, certain advertiser and reseller partner agreements contain indemnification provisions, which are generally consistent with those prevalent in the industry. We have not incurred material obligations under indemnification provisions historically, and do not expect to incur material obligations in the future. Accordingly, we have not recorded any liabilities related to such indemnities as of December 31, 2019 and 2018.
We include service level commitments to our customers guaranteeing certain levels of uptime reliability and performance for our hosting and premium DNS products. These guarantees permit those customers to receive credits in the event we fail to meet those levels, with exceptions for certain service interruptions including but not limited to periodic maintenance. We have not incurred any material costs as a result of such commitments during any of the periods presented, and have not recorded any liabilities related to such obligations as of December 31, 2019 and 2018.

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
As of December 31, 2019 and 2018, our accrual for estimated indirect tax liabilities was $9.4 million and $11.6 million, respectively, reflecting our best estimate of the probable liability based on an analysis of our business activities, revenues subject to indirect taxes and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation or settlements could be materially different than the amounts established for indirect tax contingencies.
14.  Defined Contribution Plan
We maintain defined contribution 401(k) plans covering eligible U.S. employees, who may contribute up to 100% of their compensation, subject to limitations established by the Internal Revenue Code. We match employee contributions on a discretionary basis. Expense for our matching contributions was $14.7 million, $13.5 million and $9.9 million during 2019, 2018 and 2017, respectively.
We maintain defined contribution benefit plans covering eligible foreign employees. Expense related to such plans was not material in any period presented.
15. Income Taxes
Overview
We are subject to U.S. federal, state and foreign income taxes with respect to our allocable share of any taxable income or loss of Desert Newco, as well as any stand-alone income or loss we generate. Desert Newco is treated as a partnership for U.S. income tax purposes, and for most applicable state and local income tax purposes, and generally does not pay income taxes on its taxable income in most jurisdictions. Instead, Desert Newco's taxable income or loss is passed through to its members, including us. Despite its partnership treatment, Desert Newco is liable for income taxes in certain foreign jurisdictions in which it operates, in those states not recognizing its pass-through status and for certain of its subsidiaries not taxed as pass-through entities. We have acquired the outstanding stock of various domestic and foreign entities taxed as corporations, which are now wholly-owned by us or our subsidiaries. Where required or allowed, these subsidiaries also file and pay tax as a consolidated group for U.S. federal and state income tax purposes and internationally, primarily within the U.K., Germany and India. We anticipate this structure to remain in existence for the foreseeable future.
Benefit for Income Taxes
Our benefit for income taxes includes U.S. federal, state and foreign income taxes. The domestic and foreign components of our income from continuing operations before income taxes were as follows:

	Year Ended December 31,
	2019	2018	2017
U.S.	$176.4	$138.9	$180.6
Foreign	(50.0)	(65.9)	(73.8)
Income from continuing operations before income taxes	$126.4	$73.0	$106.8

Our benefit for income taxes was as follows:

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$(0.7)	$(1.3)	$(1.4)
State	(0.6)	(0.7)	(0.6)
Foreign	(7.8)	(10.3)	(9.5)
	(9.1)	(12.3)	(11.5)
Deferred:
Federal	4.4	1.4	9.6
State	0.4	1.0	0.8
Foreign	16.3	18.9	20.0
	21.1	21.3	30.4
Benefit for income taxes	$12.0	$9.0	$18.9
A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate was as follows:

	Year Ended December 31,
	2019	2018	2017
Expected provision at U.S. federal statutory tax rate	$(26.5)	$(15.3)	$(37.4)
Effect of U.S. federal rate reduction, net of the effect on valuation allowances	—	—	7.9
Effect of investment in Desert Newco	7.1	13.1	27.4
TRA liability adjustment	1.7	0.3	24.3
Foreign earnings	2.1	3.1	(15.3)
State taxes, net of federal benefit	(1.2)	2.1	(3.1)
Other	(4.3)	0.9	0.5
Effect of changes in valuation allowances, excluding effect of U.S. federal rate reduction	33.1	4.8	14.6
Benefit for income taxes	$12.0	$9.0	$18.9
Our effective tax rate is driven by changes in valuation allowances based on current year earnings and the impact of foreign earnings primarily related to the U.K., Germany and India jurisdictions. In 2017, the increase in the impact of foreign earnings primarily resulted from our acquisition of HEG and the TRA liability adjustment primarily represents the non-deductible portion of the benefit resulting from the decrease in the liability under the TRAs due to the U.S. federal rate reduction.

Deferred Taxes
The components of our deferred taxes were as follows:

	December 31,
	2019	2018

DTAs:
Investment in Desert Newco	$968.0	$942.5
NOLs	476.1	391.3
Deferred interest	34.1	19.3
Operating lease liabilities	25.7	—
TRA liability	24.4	22.1
Other	8.9	15.9
Valuation allowance	(1,497.0)	(1,372.8)
Total DTAs	40.2	18.3
DTLs:
Identified intangible assets	(112.8)	(133.8)
Operating lease assets	(22.7)	—
Total DTLs	(135.5)	(133.8)
Net DTLs	$(95.3)	$(115.5)

As a result of certain pre-IPO organizational transactions, we acquired LLC Units and recognized a DTA for the difference between the financial reporting and tax basis of our investment in Desert Newco. During 2018, the DTAs associated with our investment increased $648.3 million due to exchanges of LLC Units and stock option exercises, and we recorded additional DTAs of $125.3 million as a result of our portion of Desert Newco's losses. During 2019, the DTAs associated with our investment increased $113.7 million due to exchanges of LLC Units and stock option exercises, and we recorded additional DTAs of $94.4 million as a result of our portion of Desert Newco's losses.
Based primarily on our limited operating history and our historical losses, we believe there is significant uncertainty as to when we will be able to utilize certain of our NOLs, credit carryforwards and other DTAs. Therefore, we have recorded a valuation allowance against the DTAs for which we have concluded it is more-likely-than-not they will not be realized. As of December 31, 2019, we have U.S. federal, state and foreign gross NOLs, credits and incentives, a portion of which will begin to expire in 2030, as follows:

	Gross NOLs, Credits and Incentives	Portion Subject to a Valuation Allowance
Federal NOLs and credits	$1,751.1	$1,747.2
State NOLs, credits and incentives	2,225.0	2,220.6
Foreign NOLs	31.4	24.2
Total NOLs, credits and incentives	$4,007.5	$3,992.0
Other
As of December 31, 2019, we have provided income taxes on the earnings of foreign subsidiaries, except to the extent such earnings are considered indefinitely reinvested. We have determined the amount of unrecognized DTL related to these temporary differences to be immaterial.

We have filed all income tax returns for years through 2018, other than for Germany. These returns are subject to examination by the taxing authorities in the respective jurisdictions, generally for three or four years after they were filed. Based on our analysis of tax positions taken on income tax returns filed, we have determined no material liabilities related to uncertain income tax positions were required for 2018. Our liability for unrecognized tax benefits as of December 31, 2019 was as follows:

Year Ended December 31, 2019
Balance at beginning of period	$2.1
Gross increases - tax positions in prior period	4.5
Gross increases - tax positions in current period	2.7
Balance at end of period	$9.3
We recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. No material amounts were recognized during any of the periods presented. We do not expect a significant decrease in our liability for unrecognized tax benefits in the next 12 months.
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
16. Payable to Related Parties Pursuant to the TRAs
As a result of certain pre-IPO organizational transactions, we received certain tax attributes, including the OBAs and NOL carryforwards, from certain of our pre-IPO owners. These OBAs entitle us to the depreciation and amortization previously allocable to such parties, which are allowed prior to the utilization of any NOL or tax credit carryforwards against income taxes. If these additional depreciation and amortization deductions are greater than our taxable income, the excess deductions allocated to us will increase the amount of our NOL carryforwards. Based on current projections of taxable income, and before deduction of any specially allocated depreciation and amortization, we anticipated having enough taxable income to utilize a portion of these specially allocated deductions related to the OBAs.
As of December 31, 2017, the liability under the TRAs was $153.0 million, representing approximately 85% of the calculated tax savings based on the portion of the OBAs we anticipate being able to utilize in future years. During 2018, we increased this liability through a $36.2 million reduction of additional paid-in-capital resulting from exchanges of LLC Units in the secondary offerings discussed in Note 6, partially offset by a $14.9 million benefit to our statements of operations primarily resulting from changes in forecasted taxable income. As of December 31, 2018, the liability under the TRAs was $174.3 million.
During 2019, we increased this liability through an aggregate $9.7 million reduction of additional paid-in-capital resulting from the exchanges of LLC Units in the secondary offering discussed in Note 6, partially offset by a benefit to our statements of operations of $8.7 million primarily resulting from additional tax deductible equity-based compensation. As of December 31, 2019, the liability under the TRAs was $175.3 million.
The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact the liability under the TRAs. We have determined it is more-likely-than-not we will be unable to utilize all of our DTAs subject to TRAs; therefore, we have not recorded a liability under the TRAs related to the tax savings we may realize from the utilization of NOL carryforwards and the amortization related to basis adjustments created by exchanges of LLC Units. If utilization of these DTAs becomes more-likely-than-not in the future, at such time, we will record liabilities under the TRAs of up to an additional $1,140.9 million as a result of basis adjustments under the Internal Revenue Code and up to an additional $438.4 million related to the utilization of NOL and credit carryforwards, which will be recorded through charges to our statements of operations. However, if the tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRAs. In this scenario, the reduction of the liability under the TRAs would result in a benefit to our statements of operations.

17. Income Per Share
Basic income per share is computed by dividing net income attributable to GoDaddy Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted income per share is computed giving effect to all potentially dilutive shares unless their effect is antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows:

	Year Ended December 31,
	2019	2018	2017
Numerator:
Income from continuing operations	$138.4	$82.0	$125.7
Income from discontinued operations, net of income taxes	—	—	14.1
Net income	138.4	82.0	139.8
Less: net income attributable to non-controlling interests	1.4	4.9	3.4
Net income attributable to GoDaddy Inc.	$137.0	$77.1	$136.4
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	173,431	155,234	108,779
Effect of dilutive securities:
Class B common stock	2,318	16,534	57,999
Stock options	4,369	7,123	8,791
RSUs, PSUs and ESPP shares	1,603	2,462	1,485
Weighted-average shares of Class A Common stock outstanding—diluted	181,721	181,353	177,054
Net income attributable to GoDaddy Inc. per share of Class A common stock—basic:
Continuing operations	$0.79	$0.50	$1.17
Discontinued operations	—	—	0.08
Net income attributable to GoDaddy Inc.	$0.79	$0.50	$1.25
Net income attributable to GoDaddy Inc. per share of Class A common stock—diluted:(1)
Continuing operations	$0.76	$0.45	$0.71
Discontinued operations	—	—	0.08
Net income attributable to GoDaddy Inc.	$0.76	$0.45	$0.79
_________________________________
(1) The diluted income per share calculations exclude net income attributable to non-controlling interests.
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted income per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Year Ended December 31,
	2019	2018	2017
Stock options, RSUs and PSUs	1,784	982	1,700
Shares of Class B common stock do not share in our earnings and are not participating securities. Accordingly, separate presentation of income per share of Class B common stock under the two-class method has not been presented. Each share of Class B common stock (together with a corresponding LLC Unit) is exchangeable for one share of Class A common stock.

18. Geographic Information
Revenue by geography is based on the customer's billing address, and was as follows:

	Year Ended December 31,
	2019	2018	2017
U.S.	$1,979.6	$1,723.9	1,504.5
International	1,008.5	936.2	727.4
	$2,988.1	$2,660.1	$2,231.9
No individual international country represented more than 10% of total revenue in any period presented.
Property and equipment, net by geography was as follows:

	Year Ended December 31,
	2019	2018
U.S.	200.4	231.0
International	58.2	68.0
	$258.6	$299.0
No individual international country represented more than 10% of property and equipment, net in any period presented.
19. Related Party Transactions
As of December 31, 2019 and 2018, affiliates of KKR held $7.8 million and $10.4 million, respectively, of the outstanding principal balance of our Term Loans as participating lenders. No material amounts were paid to KKR during any of the periods presented.

20.  Accumulated Other Comprehensive Loss
The following table presents AOCI activity in equity:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Total Accumulated Other Comprehensive Income (Loss)
Gross balance as of December 31, 2017(2)	$(86.8)	$(45.5)	$(132.3)
Other comprehensive income (loss) before reclassifications	(5.5)	(62.5)	(68.0)
Amounts reclassified from AOCI	—	85.6	85.6
Other comprehensive income (loss) - 2018	(5.5)	23.1	17.6
	$(92.3)	$(22.4)	(114.7)
Less: AOCI attributable to non-controlling interests			42.6
Balance as of December 31, 2018			$(72.1)

Gross balance as of December 31, 2018(2)	$(92.3)	$(22.4)	$(114.7)
Other comprehensive income (loss) before reclassifications	37.7	(60.7)	(23.0)
Amounts reclassified from AOCI	—	58.8	58.8
Other comprehensive income (loss) - 2019	37.7	(1.9)	35.8
	$(54.6)	$(24.3)	(78.9)
Less: AOCI attributable to non-controlling interests			0.7
Balance as of December 31, 2019			$(78.2)
_________________________________
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
See Note 11 for the effect on net income of amounts reclassified from AOCI related to our cash flow hedging instruments. The income tax impact associated with these reclassified amounts was not material in any period presented.

21.  Selected Quarterly Financial Data (Unaudited)
The following table contains selected unaudited statements of operations information for each quarter of 2019 and 2018. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	Dec. 31, 2019	Sept. 30, 2019	Jun. 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018	Jun. 30, 2018	Mar. 31, 2018
Total revenue	$780.4	$760.5	$737.2	$710.0	$695.8	$679.5	$651.6	$633.2
Operating income	73.5	91.4	18.9	18.8	41.8	37.5	43.5	26.8
Net income (loss)	61.1	76.8	(12.7)	13.2	43.5	14.1	20.2	4.2
Net income (loss) attributable to GoDaddy Inc.	60.5	76.2	(12.6)	12.9	42.5	13.2	18.1	3.3
Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock—basic	$0.35	$0.44	$(0.07)	$0.08	$0.25	$0.08	$0.12	$0.02
Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock—diluted	$0.34	$0.42	$(0.07)	$0.07	$0.24	$0.08	$0.11	$0.02

22.  Subsequent Events
In February 2020, we entered into agreements for two acquisitions with an aggregate purchase price of approximately $196.9 million, of which $149.1 million has been paid in cash. The remaining $47.8 million will be paid upon receipt of certain regulatory approvals and satisfaction of other customary closing conditions as well as upon the expiration of the contractual holdback period.

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
Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2019 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on our assessment under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of GoDaddy Inc.
Opinion on Internal Control over Financial Reporting
We have audited GoDaddy Inc.'s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, GoDaddy Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated February 20, 2020 expressed an unqualified opinion thereon.
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
February 20, 2020

Item 9B. Other Information
None.
Part III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be included in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2019 (the 2020 Proxy Statement) and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption "Delinquent Section 16(a) Reports" in the 2020 Proxy Statement and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this item will be included in the 2020 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in the 2020 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in the 2020 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be included in the 2020 Proxy Statement and is incorporated herein by reference.
Part IV.
Item 15. Exhibits, Financial Statement Schedules
We have filed the following documents as part of this Annual Report on Form 10-K:
Financial Statements
Our financial statements are listed in the "Index to Consolidated Financial Statements" under Item 8 "Financial Statements and Supplementary Data."
Financial Statement Schedules
All other schedules have been omitted because they are either not required, not applicable or the required information is otherwise included.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Reorganization Agreement dated as of March 31, 2015, by and among GoDaddy Inc., Desert Newco, LLC and the other parties named therein	8-K	001-36904	2.1	4/6/2015
2.2#	Agreement on the sale and purchase of all shares in Host Europe Holdings Limited and certain loan notes issued by Host Europe Finance Co. Limited, dated as of December 5, 2016, by and among Go Daddy Operating Company, LLC, Desert Newco, LLC, the Cinven Sellers identified on Schedule 1 thereto, the Minority Sellers identified in Schedule 2 thereto, the Management Sellers identified on Schedule 3 thereto, and Cinven Capital Management (V) GP Ltd, as the Sellers' Representative	8-K	001-36904	2.1	12/9/2016
2.3	Management Warranty Deed, dated as of December 5, 2016, by and among Patrick Pulvermüller and Tobias Mohr and Go Daddy Operating Company, LLC	8-K	001-36904	2.2	12/9/2016
2.4#	Share Purchase Agreement, dated July 15, 2017, by and between Host Europe GmbH and Blitz 17-568	8-K	001-36904	2.1	7/18/2017
3.1	Amended and Restated Certificate of Incorporation of GoDaddy Inc.	8-K	001-36904	3.1	4/6/2015
3.2	Amended and Restated Bylaws of GoDaddy Inc.	8-K	001-36904	3.2	4/6/2015
4.1	Specimen common stock certificate of GoDaddy Inc.	S-1/A	333-196615	4.1	3/19/2015
4.2	Amended and Restated Registration Rights Agreement, dated as of March 31, 2015, by and among GoDaddy Inc., Desert Newco, LLC and the other parties named therein	8-K	001-36904	10.3	4/6/2015
4.3	Stockholder Agreement, dated as of March 31, 2015, by and among GoDaddy Inc., Desert Newco, LLC and the other parties named therein	8-K	001-36904	10.4	4/6/2015
4.4	Exchange Agreement, dated as of March 31, 2015, by and among GoDaddy Inc., Desert Newco, LLC and the other parties named therein	8-K	001-36904	10.2	4/6/2015
4.5+	GoDaddy Inc. 2015 Equity Incentive Plan, and form of agreements thereunder	S-8	333-203166	4.2	4/1/2015
4.6+	GoDaddy Inc. 2015 Employee Stock Purchase Plan, as amended on June 27, 2016, and form of agreements thereunder	10-Q	001-36904	4.1	11/2/2016
4.7+	Desert Newco, LLC 2011 Unit Incentive Plan, as amended, and form of agreements thereunder	S-8	333-203166	4.4	4/1/2015
4.8+	Bootstrap, Inc. 2008 Stock Plan, and form of agreements thereunder	S-1/A	333-196615	10.11	2/13/2015
4.9+	The Go Daddy Group, Inc. 2006 Equity Incentive Plan	S-1/A	333-196615	10.28	3/19/2015
4.10*	Description of Capital Stock
10.1	Third Amended and Restated Limited Liability Company Agreement of Desert Newco, LLC, dated as of March 31, 2015, by and among GoDaddy Inc., Desert Newco, LLC and the other parties named therein	8-K	001-36904	10.1	4/6/2015
10.2	Tax Receivable Agreement (Exchanges) dated as of March 31, 2015, by and among GoDaddy Inc. and the persons named therein	8-K	001-36904	10.5	4/6/2015
10.3	Tax Receivable Agreement (KKR Co-Invest Reorganization) dated as of March 31, 2015, by and among GoDaddy Inc. and GDG Co-Invest Blocker L.P.	8-K	001-36904	10.6	4/6/2015
10.4	Tax Receivable Agreement (KKR Reorganization) dated as of March 31, 2015, by and among GoDaddy Inc. and KKR 2006 GDG Blocker L.P.	8-K	001-36904	10.7	4/6/2015
10.5	Tax Receivable Agreement (SLP Reorganization) dated as of March 31, 2015, by and among GoDaddy Inc. and SLP III Kingdom Feeder I, L.P.	8-K	001-36904	10.8	4/6/2015
10.6	Tax Receivable Agreement (TCV Reorganization) dated as of March 31, 2015, by and among GoDaddy Inc. and TCV VII (A) L.P.	8-K	001-36904	10.9	4/6/2015
10.7	Registrar Accreditation Agreement, dated July 14, 2013, by and between GoDaddy.com, LLC and Internet Corporation for Assigned Names and Numbers	S-1	333-196615	10.16	6/9/2014
10.8	.COM Registry-Registrar Agreement, dated July 5, 2012, by and between GoDaddy.com, LLC and VeriSign, Inc.	S-1	333-196615	10.17	6/9/2014
10.9	Amendment No. 5 to Credit Agreement, including as Annex A, the Second Amended and Restated Credit Agreement, dated as of February 15, 2017, by and among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, Inc., Barclays Bank PLC, Deutsche Bank Securities Inc., RBC Capital Markets, KKR Capital Markets LLC, J.P. Morgan Securities LLC, Morgan Stanley Senior Funding Inc., and Citigroup Global Markets, Inc. (the Fifth Amendment)	8-K	001-36904	10.1	2/16/2017
10.10	Amendment No. 1 to the Fifth Amendment, dated as of November 22, 2017	8-K	001-36904	10.1	11/22/2017

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.11	Amendment No. 3 to the Second Amended and Restated Credit Agreement by and among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, Inc., the lending institutions from time to time party thereto, and Barclays Bank PLC, effective as of October 3, 2019	8-K	001-36904	10.1	10/4/2019
10.12	Technical Amendment to the Fifth Amendment	8-K	001-36904	10.1	5/26/2017
10.13	Form of Indemnification Agreement	S-1/A	333-196615	10.20	2/24/2015
10.14+	Executive Incentive Compensation Plan	S-1/A	333-196615	10.22	2/24/2015
10.15	Form of Indemnification Agreement between the Company and its directors and officers	S-1/A	333-196615	10.20	2/24/2015
10.16	Unit Purchase Agreement, dated as of May 4, 2017, by and among Desert Newco, LLC and the entities identified on Schedule A thereto	8-K	001-36904	10.1	5/10/2017
10.17+	Employment Agreement, dated as of September 4, 2019, by and among GoDaddy.com, LLC, Desert Newco, LLC and Aman Bhutani	10-Q	001-36904	10.2	11/7/2019
10.18+	Amendment to the Employment Agreement by and among GoDaddy.com, LLC, Desert Newco, LLC and Scott Wagner, dated as of July 30, 2019	10-Q	001-36904	10.2	11/7/2019
10.19+	Employment Agreement, dated as of September 4, 2019, by and among GoDaddy.com, LLC, Desert Newco, LLC and Andrew Low Ah Kee	10-Q	001-36904	10.2	11/7/2019
10.20+	Employment Agreement, dated August 21, 2017, by and among GoDaddy.com, LLC, Desert Newco, LLC and Scott Wagner	10-Q	001-36904	10.2	11/8/2017
10.21+	Employment Agreement, dated as of June 1, 2014, by and among GoDaddy.com, LLC, Desert Newco, LLC and James Carroll	10-Q	001-36904	10.1	8/4/2016
10.22+	Employment Agreement, dated as of August 1, 2016, by and among GoDaddy.com, LLC, Desert Newco, LLC and Ray E. Winborne	10-Q	001-36904	10.1	11/2/2016
10.23+	Employment Agreement, dated September 20, 2016, by and among GoDaddy.com, LLC, Desert Newco, LLC and Nima Kelly	10-Q	001-36904	10.1	5/8/2017
10.24+	Offer Letter, dated February 18, 2016, between GoDaddy Inc. and Brian Sharples	8-K	001-36904	10.1	3/10/2016
10.25+	Offer Letter, dated January 16, 2018, between GoDaddy Inc. and Mark Garrett	8-K	001-36904	10.1	2/2/2018
10.26+	Offer Letter, dated July 24, 2018, between GoDaddy Inc. and Caroline Donahue	8-K	001-36904	10.1	8/2/2018
10.27+	Offer Letter, dated July 24, 2018, between GoDaddy Inc. and Ryan Roslansky	8-K	001-36904	10.2	8/2/2018
21.1*	List of subsidiaries of GoDaddy Inc.
23.1*	Consent of independent registered public accounting firm
24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan or arrangement.
#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. GoDaddy Inc. agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request.
*	Filed herewith.
**	The certifications attached as Exhibit 32.1 accompanying this Annual Report on Form 10-K, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of GoDaddy Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GODADDY INC.

Date:	February 20, 2020	/s/ Aman Bhutani
Aman Bhutani Chief Executive Officer
POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Aman Bhutani and Ray E. Winborne, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Aman Bhutani	Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2020
Aman Bhutani
/s/ Ray E. Winborne	Chief Financial Officer (Principal Financial Officer)	February 20, 2020
Ray E. Winborne
/s/ Nick Daddario	Chief Accounting Officer (Principal Accounting Officer)	February 20, 2020
Nick Daddario
/s/ Charles J. Robel	Chairman of the Board of Directors	February 20, 2020
Charles J. Robel
/s/ Herald Y. Chen	Director	February 20, 2020
Herald Y. Chen
/s/ Caroline F. Donahue	Director	February 20, 2020
Caroline F. Donahue
/s/ Mark Garrett	Director	February 20, 2020
Mark Garrett
/s/ Ryan Roslansky	Director	February 20, 2020
Ryan Roslansky
/s/ Brian H. Sharples	Director	February 20, 2020
Brian H. Sharples
/s/ Leah Sweet	Director	February 20, 2020
Leah Sweet
/s/ Lee E. Wittlinger	Director	February 20, 2020
Lee E. Wittlinger