Form 10-Q
period 2020-03-31
GoDaddy Inc.
filed 2020-05-07
CIK 1609711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2020, there were 165,264,627 shares of GoDaddy Inc.'s Class A common stock, $0.001 par value per share, outstanding and 1,280,586 shares of GoDaddy Inc.'s Class B common stock, $0.001 par value per share, outstanding.

GoDaddy Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2020

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
•the occurrence of service interruptions and security or privacy breaches and related remediation efforts and fines;
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
•our ability to integrate acquisitions, including our pending acquisition of the registry business of Neustar Inc.;
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
•the length and severity of the novel coronavirus (COVID-19) pandemic and its impact on our business, customers and employees;
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

OUR RESPONSE TO THE COVID-19 PANDEMIC

During March 2020, the World Health Organization designated COVID-19 as a global pandemic. Governments around the world have mandated, and continue to introduce, orders to slow the transmission of the virus, including but not limited to "shelter-in-place" orders or quarantines, and have placed significant restrictions on office work and travel. Uncertainty with respect to the economic effects of the pandemic has also introduced significant volatility in the financial markets. With the rapid spread of COVID-19 around the world and the continuously evolving responses to the pandemic, we have witnessed the significant and growing negative impact it has had on the global economic and operating environment.
We have implemented a variety of measures to ensure the availability and functioning of our critical infrastructure to promote the safety and security of our employees and to support the communities in which we operate. These measures include requiring remote working arrangements for nearly all of our employees as well as for our third-party GoDaddy Guides and the cancellation of CloudFest. In addition, we are following public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions and the promotion of social distancing. We also introduced and committed significant resources to our #OpenWeStand movement to support small businesses dealing with the impact of COVID-19 and connect our customers with resources to help their businesses.
COVID-19 did not have a material impact our financial statements for the three months ended March 31, 2020. Due to the rapidly changing business environment, unprecedented market volatility and other circumstances resulting from this pandemic, including the impact on customer demand and employee productivity, we are currently unable to fully determine the extent of its impact on our business in future periods. The potential effects of COVID-19 could impact us in a number of ways including, but not limited to, reductions to our sales or profitability, less demand for certain of our products, the introduction of new laws and regulations affecting our business, fluctuations in foreign currency and interest rates, the availability and costs of future borrowings, increased credit risks of our customers and counterparties and potential impairment of the carrying value of goodwill or other indefinite-lived intangible assets. In particular, the current global economic slowdown has had a negative impact on subscriptions for certain of our higher-priced services and the results of our aftermarket offerings. In addition, moving our GoDaddy Guides to work remotely has had a negative impact on that team’s productivity and new sales. We are actively monitoring the rapidly evolving situation and its potential impacts on our financial position, results of operations and cash flows. Given the evolving health, economic, social and governmental environments, the potential impact COVID-19 could have on our business remains uncertain.
See "Risk Factors" for additional information on the risks we may face associated with COVID-19.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
GoDaddy Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except shares in thousands and per share amounts)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$851.4	$1,062.8
Short-term investments	—	23.6
Accounts and other receivables	31.6	30.2
Registry deposits	21.7	27.2
Prepaid domain name registry fees	391.3	382.6
Prepaid expenses and other current assets	69.6	48.9
Total current assets	1,365.6	1,575.3
Property and equipment, net	254.4	258.6
Operating lease assets	191.9	196.6
Prepaid domain name registry fees, net of current portion	181.5	179.3
Goodwill	2,994.6	2,976.5
Intangible assets, net	1,151.9	1,097.7
Other assets	22.3	17.2
Total assets	$6,162.2	$6,301.2
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$92.2	$72.3
Accrued expenses and other current liabilities	407.0	366.0
Deferred revenue	1,606.4	1,544.4
Long-term debt	18.4	18.4
Total current liabilities	2,124.0	2,001.1
Deferred revenue, net of current portion	685.0	654.4
Long-term debt, net of current portion	2,372.3	2,376.8
Operating lease liabilities, net of current portion	189.4	192.9
Payable pursuant to tax receivable agreements	175.3	175.3
Other long-term liabilities	33.1	17.7
Deferred tax liabilities	94.0	100.9
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value - 50,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value - 1,000,000 shares authorized; 167,627 and 172,867 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	0.2	0.2
Class B common stock, $0.001 par value - 500,000 shares authorized; 1,286 and 1,490 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	1,066.9	1,003.5
Accumulated deficit	(509.2)	(153.5)
Accumulated other comprehensive loss	(77.2)	(78.2)
Total stockholders' equity attributable to GoDaddy Inc.	480.7	772.0
Non-controlling interests	8.4	10.1
Total stockholders' equity	489.1	782.1
Total liabilities and stockholders' equity	$6,162.2	$6,301.2
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except shares in thousands and per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenue:
Domains	$355.9	$319.6
Hosting and presence	297.2	268.9
Business applications	138.9	121.5
Total revenue	792.0	710.0
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	277.1	236.4
Technology and development	134.5	124.0
Marketing and advertising	93.1	90.3
Customer care	85.2	90.3
General and administrative	85.5	93.0
Depreciation and amortization	52.2	57.2
Total costs and operating expenses	727.6	691.2
Operating income	64.4	18.8
Interest expense	(21.2)	(24.4)
Tax receivable agreements liability adjustment	—	8.7
Other income (expense), net	(1.4)	6.2
Income before income taxes	41.8	9.3
Benefit for income taxes	1.4	3.9
Net income	43.2	13.2
Less: net income attributable to non-controlling interests	0.3	0.3
Net income attributable to GoDaddy Inc.	$42.9	$12.9
Net income attributable to GoDaddy Inc. per share of Class A common stock:
Basic	$0.25	$0.08
Diluted	$0.24	$0.07
Weighted-average shares of Class A common stock outstanding:
Basic	173,113	171,001
Diluted	177,857	183,148
___________________________
(1) Costs and operating expenses include equity-based compensation expense as follows:
Cost of revenue	$0.1	$—
Technology and development	21.1	20.0
Marketing and advertising	4.6	4.3
Customer care	2.6	2.6
General and administrative	17.0	20.0
Total equity-based compensation expense	$45.4	$46.9
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	Three Months Ended March 31,
	2020	2019
Net income	$43.2	$13.2
Foreign exchange forward contracts gain (loss), net	14.3	0.8
Unrealized swap gain (loss), net (net of tax effect of $4.0 million in 2020)	11.7	(1.0)
Change in foreign currency translation adjustment	(24.9)	27.8
Comprehensive income	44.3	40.8
Less: comprehensive income attributable to non-controlling interests	0.4	1.0
Comprehensive income attributable to GoDaddy Inc.	$43.9	$39.8
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statement of Stockholders' Equity (unaudited)
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	172,867	$0.2	1,490	$—	$1,003.5	$(153.5)	$(78.2)	$10.1	$782.1
Impact of adoption of credit losses accounting standard	—	—	—	—	—	(0.6)	—	—	(0.6)
Net income	—	—	—	—	—	42.9	—	0.3	43.2
Equity-based compensation, including amounts capitalized	—	—	—	—	46.0	—	—	—	46.0
Stock option exercises	724	—	—	—	16.0	—	—	(0.7)	15.3
Repurchases of Class A common stock	(7,341)	—	—	—	—	(398.0)	—	—	(398.0)
Exchanges of LLC Units	204	—	(204)	—	1.4	—	—	(1.4)	—
Impact of derivatives, net	—	—	—	—	—	—	26.0	—	26.0
Change in foreign currency translation adjustment	—	—	—	—	—	—	(24.9)	—	(24.9)
Accumulated other comprehensive income (loss) attributable to non-controlling interests	—	—	—	—	—	—	(0.1)	0.1	—
Vesting of restricted stock units	1,173	—	—	—	—	—	—	—	—
Balance at March 31, 2020	167,627	$0.2	1,286	$—	$1,066.9	$(509.2)	$(77.2)	$8.4	$489.1

GoDaddy Inc.
Condensed Consolidated Statement of Stockholders' Equity (unaudited) (continued)
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	168,549	$0.2	6,254	$—	$699.8	$164.8	$(72.1)	$31.8	$824.5
Impact of adoption of lease accounting standard	—	—	—	—	—	3.3	—	—	3.3
Net income	—	—	—	—	—	12.9	—	0.3	13.2
Equity-based compensation	—	—	—	—	46.9	—	—	—	46.9
Sales of Class A common stock, net of issuance costs	8	—	—	—	—	—	—	—	—
Stock option exercises	894	—	—	—	18.3	—	—	(0.7)	17.6
Exchanges of LLC Units	4,601	—	(4,601)	—	8.5	—	(2.6)	(5.9)	—
Liability pursuant to tax receivable agreements resulting from exchanges of LLC Units	—	—	—	—	(9.7)	—	—	—	(9.7)
Impact of derivatives, net	—	—	—	—	—	—	(0.2)	—	(0.2)
Change in foreign currency translation adjustment	—	—	—	—	—	—	27.8	—	27.8
Accumulated other comprehensive income (loss) attributable to non-controlling interests	—	—	—	—	—	—	(0.7)	0.7	—
Vesting of restricted stock units	1,063	—	—	—	—	—	—	—	—
Adjustment to prior period non-controlling interests allocations	—	—	—	—	51.7	—	(38.5)	(13.2)	—
Balance at March 31, 2019	175,115	$0.2	1,653	$—	$815.5	$181.0	$(86.3)	$13.0	$923.4
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net income	$43.2	$13.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52.2	57.2
Equity-based compensation expense	45.4	46.9
Other	7.1	(4.5)
Changes in operating assets and liabilities, net of amounts acquired:
Registry deposits	5.4	0.4
Prepaid domain name registry fees	(12.6)	(20.2)
Deferred revenue	96.5	105.2
Other operating assets and liabilities	(3.9)	1.5
Net cash provided by operating activities	233.3	199.7
Investing activities
Purchases of short-term investments	—	(17.9)
Maturities of short-term investments	23.7	18.3
Business acquisitions, net of cash acquired	(146.4)	—
Purchases of property and equipment	(13.5)	(29.4)
Other investing activities	0.3	—
Net cash used in investing activities	(135.9)	(29.0)
Financing activities
Proceeds received from:
Stock option exercises	15.3	17.6
Payments made for:
Repurchases of Class A common stock	(315.7)	—
Repayment of term loans	(6.2)	(6.2)
Contingent consideration for business acquisitions	(0.2)	(22.2)
Other financing obligations	(0.5)	(1.1)
Net cash used in financing activities	(307.3)	(11.9)
Effect of exchange rate changes on cash and cash equivalents	(1.5)	(0.9)
Net increase (decrease) in cash and cash equivalents	(211.4)	157.9
Cash and cash equivalents, beginning of period	1,062.8	932.4
Cash and cash equivalents, end of period	$851.4	$1,090.3

Supplemental cash flow information:
Cash paid during the period for:
Interest on long-term debt, net of swap benefit	$11.2	$21.4
Income taxes, net of refunds received	$2.0	$3.6
Cash paid for amounts included in the measurement of operating lease liabilities	$11.0	$13.0
ROU assets obtained in exchange for operating lease obligations	$9.1	$16.7
Supplemental information for non-cash investing and financing activities:
Accrued purchases of property and equipment at period end	$8.7	$7.9
Share repurchases not yet settled	$82.3	$—
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except shares in thousands and per share amounts)

1. Organization and Background
Organization
We are the sole managing member of Desert Newco, and as a result, we consolidate its financial results and report non-controlling interests representing the economic interests held by its other members. The calculation of non-controlling interests excludes any net income attributable directly to GoDaddy Inc. We owned more than 99% of Desert Newco's limited liability company units (LLC Units) as of March 31, 2020.
Basis of Presentation
Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP), and include our accounts and the accounts of our subsidiaries. All material intercompany accounts and transactions have been eliminated.
Our interim financial statements are unaudited, and in our opinion, include all adjustments of a normal recurring nature necessary for the fair presentation of the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for any subsequent period or for the year ending December 31, 2020.
These financial statements should be read in conjunction with our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the 2019 Form 10-K).
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
Segment
As of March 31, 2020, our chief operating decision maker function was comprised of our Chief Executive Officer who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance for the entire company. Accordingly, we have a single operating and reportable segment.
2. Summary of Significant Accounting Policies
Capitalized Internal-Use Software Costs
Costs incurred to develop software for internal-use during the application development phase are capitalized to property and equipment and amortized over such software's estimated useful life. Costs related to the design or maintenance of internal-use software are included in technology and development expenses as incurred. During the three months ended March 31, 2020 and 2019, we capitalized $3.1 million and $2.5 million of such costs, respectively.
Assets Recognized from Contract Costs
Fees paid to various registries at the inception of a domain registration or renewal represent costs to fulfill a contract. We capitalize and amortize these prepaid domain name registry fees to cost of revenue consistent with the pattern of transfer of the product to which the asset relates. During the three months ended March 31, 2020 and 2019, amortization expense of such asset was $158.4 million and $150.6 million, respectively.
No other material contract costs were capitalized during any of the periods presented.
Fair Value Measurements
The following tables set forth our material assets and liabilities measured at fair value on a recurring basis:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Reverse repurchase agreements(1)	$—	$70.0	$—	$70.0
Commercial paper	—	89.3	—	89.3
Money market funds and time deposits	395.3	—	—	395.3
Derivative assets	—	11.2	—	11.2
Total assets measured and recorded at fair value	$395.3	$170.5	$—	$565.8
Liabilities:
Derivative liabilities	$—	$54.5	$—	$54.5
Total liabilities measured and recorded at fair value	$—	$54.5	$—	$54.5
_________________________________
(1)Reverse repurchase agreements include a $70.0 million repurchase agreement with Morgan Stanley, callable with 31 days notice.

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Reverse repurchase agreements(1)	$—	$70.0	$—	$70.0
Commercial paper	—	102.0	—	102.0
Money market funds and time deposits	444.0	—	—	444.0
Short-term investments:
Commercial paper and other	0.7	22.9	—	23.6
Total assets measured and recorded at fair value	$444.7	$194.9	$—	$639.6
Liabilities:
Derivative liabilities	$—	$93.8	$—	$93.8
Total liabilities measured and recorded at fair value	$—	$93.8	$—	$93.8
_________________________________
(1)Reverse repurchase agreements include a $70.0 million repurchase agreement with Morgan Stanley, callable with 31 days notice.
We have no other material assets or liabilities measured at fair value on a recurring basis.
Recent Accounting Pronouncements
In June 2016, the FASB issued new guidance requiring all expected credit losses for financial instruments held at the reporting date to be measured based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial instruments measured at amortized cost and also applies to some off-balance sheet credit exposures. Our adoption of this guidance on a modified retrospective basis on January 1, 2020 did not have a material impact as credit losses have not been, and are not expected to be, significant based on historical collection trends, the financial condition of payment partners and external market factors.
In August 2018, the FASB issued new guidance to modify or eliminate certain fair value disclosures and require additional disclosures for Level 3 measurements. Our adoption of this guidance on January 1, 2020 did not have a material impact.
In August 2018, the FASB issued new guidance aligning the accounting for implementation costs incurred in cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted this guidance on a prospective basis on January 1, 2020. Amounts capitalized during the three months ended March 31, 2020 were not material.
In December 2019, the FASB issued new guidance to simplify the accounting for income taxes primarily by eliminating certain exceptions allowable under the existing guidance related to the approach for intraperiod tax allocations, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. Our adoption of this guidance on January 1, 2020 did not have a material impact.
In March 2020, the FASB issued guidance providing temporary optional expedients and exceptions related to contract modifications and hedge accounting to ease the financial reporting burden of the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We are currently evaluating our contractual arrangements and hedging relationships that reference LIBOR.

3. Business Acquisitions
In February 2020, we completed two acquisitions for net cash purchase consideration of $149.2 million, of which $2.8 million is payable in future periods upon expiration of the contractual holdback period. One of the acquisitions was the first of a series of three related transactions, the latter two of which were completed in April 2020 for additional cash purchase consideration of $44.9 million, of which $1.4 million is payable in future periods upon expiration of the contractual holdback period. As the three related transactions were in contemplation of one another and formed a single transaction designed to achieve an overall commercial effect, they will be accounted for as a single business combination. The acquisitions were not material to our results of operations.
The aggregate purchase price for the acquisitions completed during the three months ended March 31, 2020 was preliminarily allocated based upon our assessment of acquisition-date fair values with $54.0 million allocated to goodwill, none of which is tax deductible, $88.5 million to domain portfolio indefinite-lived intangible assets, $15.8 million to other identified finite-lived intangible assets and $9.1 million of net liabilities assumed. The identified finite-lived intangible assets, which primarily consist of developed technology and customer relationships, were valued using income-based approaches. The acquired finite-lived intangible assets have a total weighted-average amortization period of 5.1 years.
The recognition of goodwill was made based on the strategic benefits we expect to realize from the acquisitions. During the measurement period, which will not exceed one year from each closing, we will continue to obtain information to assist us in finalizing the acquisition date fair values. Any qualifying changes to our preliminary estimates will be recorded as adjustments to the respective assets and liabilities, with any residual amounts allocated to goodwill.
4. Goodwill and Intangible Assets
The following table summarizes changes in our goodwill balance:

Balance at December 31, 2019	$2,976.5
Goodwill related to acquisitions	54.0
Impact of foreign currency translation	(35.9)
Balance at March 31, 2020	$2,994.6
Intangible assets, net are summarized as follows:

	March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	235.9	n/a	235.9
Finite-lived intangible assets:
Customer-related	788.0	$(456.2)	331.8
Developed technology	149.4	(64.2)	85.2
Trade names and other	77.4	(23.4)	54.0
	$1,695.7	$(543.8)	$1,151.9

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	148.1	n/a	148.1
Finite-lived intangible assets:
Customer-related	838.4	$(475.6)	362.8
Developed technology	151.5	(67.3)	84.2
Trade names and other	81.4	(23.8)	57.6
	$1,664.4	$(566.7)	$1,097.7
Amortization expense was $33.2 million and $30.8 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the weighted-average remaining amortization period for amortizable intangible assets was 68 months for customer-related intangible assets, 41 months for developed technology and 83 months for trade names and other, and was 65 months in total.
Based on the balance of finite-lived intangible assets at March 31, 2020, expected future amortization expense is as follows:

Year Ending December 31:
2020 (remainder of)	$83.2
2021	87.9
2022	86.0
2023	71.0
2024	60.4
Thereafter	82.5
$471.0

5. Stockholders' Equity
Share Repurchase Programs
During the three months ended March 31, 2020, we repurchased a total of 7,341 shares of our Class A common stock in the open market pursuant to our share repurchase programs, which were retired upon repurchase, for an aggregate purchase price of $398.0 million, including commissions. Of this amount, $82.3 million was included in accrued expenses and other current liabilities at March 31, 2020 as settlement was completed subsequent to period end.
In April 2020, we repurchased 2,645 shares of our Class A common stock in the open market, which were retired upon repurchase, for an aggregate purchase price of $143.7 million, including commissions. Following the April repurchases, we have no amounts remaining available under our previously approved share repurchase programs.
In May 2020, our board of directors approved the repurchase of up to an aditional $500.0 million of our Class A common stock. We may purchase shares from time to time in open market purchases, block transactions and privately negotiated transactions, in accordance with applicable federal securities laws. The share repurchase program has no time limit, does not obligate us to make any repurchases and may be modified, suspended or terminated by us at any time without prior notice. The amount and timing of repurchases are subject to a variety of factors including liquidity, share price, market conditions and legal requirements.

6. Equity-Based Compensation
Equity Plans
As of December 31, 2019, 23,363 shares of Class A common stock were available for issuance as future awards under the 2015 Equity Incentive Plan (the 2015 Plan). On January 1, 2020, an additional 6,974 shares were reserved for issuance pursuant to the automatic increase provisions of the 2015 Plan. As of March 31, 2020, 27,134 shares were available for issuance as future awards under the 2015 Plan.
As of December 31, 2019, 3,575 shares of Class A common stock were available for issuance under the 2015 Employee Stock Purchase Plan (the ESPP). On January 1, 2020, an additional 1,000 shares were reserved for issuance pursuant to the automatic increase provisions of the ESPP. As of March 31, 2020, 4,575 shares were available for issuance under the ESPP.
Equity Plan Activity
We grant stock options at exercise prices equal to the fair market value of our Class A common stock on the grant date. We grant both options and restricted stock awards (RSUs) vesting solely upon the continued service of the recipient as well as performance-based awards (PSUs) with vesting based on either (i) our achievement of specified financial targets or (ii) our relative total stockholder return (TSR) as compared to a selected index of public internet companies. We recognize the accounting grant date fair value of equity-based awards as compensation expense over the required service period of each award.
On the settlement date of each three-year performance period associated with our TSR-based PSU grants, and only if a participant remains a Service Provider (as defined in the 2015 Plan) on such date, a participant will receive shares of our Class A common stock ranging from 0% to 200% of the originally granted PSUs based on our relative TSR as compared to the companies within the selected index. Vesting of the PSUs is subject to the TSR market condition as well as approval of the performance by our board of directors following the end of each performance period.
We estimate the grant-date fair value of the TSR-based PSUs using a Monte Carlo simulation which requires assumptions for expected volatility, risk-free rate of return and dividend yield. Expected volatilities for GoDaddy and the companies within the index are derived using historical volatilities over a period equal to the length of the performance period. We base the risk-free rate of return on the yield of a zero-coupon U.S. Treasury bond with a maturity equal to the performance period, and assume a 0% dividend rate. Compensation expense for these PSUs is recognized over the requisite service period, regardless of whether the TSR market condition is satisfied.
The following table summarizes stock option activity:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Grant- Date Fair Value Per Share ($)	Weighted- Average Exercise Price Per Share ($)
Outstanding at December 31, 2019	6,304		38.08
Granted	144	21.83	67.11
Exercised	(724)		21.67
Forfeited	(178)		60.71
Outstanding at March 31, 2020	5,546		40.25
Vested at March 31, 2020	3,695		29.82

The following table summarizes stock award activity:

Number of Shares of Class A Common Stock (#)
Outstanding at December 31, 2019	5,240
Granted: RSUs	3,012
Granted: TSR-based PSUs	414
Vested	(1,173)
Forfeited	(188)
Outstanding at March 31, 2020(1)	7,305
_________________________________
(1)Includes financial-based PSUs for which performance targets have not yet been established, and which are not yet considered granted for accounting purposes. The balance of outstanding awards is comprised of the following:

	Number of Shares of Class A Common Stock (#)	Weighted-Average Grant-Date Fair Value Per Share ($)
RSUs	6,354	67.27
TSR-based PSUs	414	106.14
Financial-based PSUs granted for accounting purposes	282	66.92
Financial-based PSUs not yet granted for accounting purposes	255	N/A
Outstanding at March 31, 2020	7,305
At March 31, 2020, total unrecognized compensation expense related to non-vested stock options and stock awards was $29.2 million and $348.1 million, respectively, with expected remaining weighted-average recognition periods of 2.5 years and 2.9 years, respectively. Such amounts exclude PSUs not yet considered granted for accounting purposes.
We currently believe the established performance targets related to the vesting of financial-based PSUs considered granted for accounting purposes will be achieved. If such targets are not achieved, or are subsequently determined to not be probable of being achieved, we will not recognize any compensation expense for PSUs not expected to vest, and will reverse any previously recognized expense on such awards.
7. Deferred Revenue
Deferred revenue consisted of the following:

	March 31, 2020	December 31, 2019
Current:
Domains	$776.1	$752.7
Hosting and presence	545.8	526.7
Business applications	284.5	265.0
	$1,606.4	$1,544.4
Noncurrent:
Domains	$390.5	$382.2
Hosting and presence	202.1	187.2
Business applications	92.4	85.0
	$685.0	$654.4

The increase in the deferred revenue balance is primarily driven by payments received in advance of satisfying our performance obligations, offset by $622.0 million of revenue recognized during the three months ended March 31, 2020 that was included in the deferred revenue balance as of December 31, 2019. The deferred revenue balance as of March 31, 2020 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied, and is expected to be recognized as revenue as follows:

	Remainder of 2020	2021	2022	2023	2024	Thereafter	Total

Domains	$672.0	$275.5	$96.4	$52.1	$30.5	$40.1	$1,166.6
Hosting and presence	481.8	171.1	57.4	19.4	9.3	8.9	747.9
Business applications	252.1	85.1	29.6	6.0	2.3	1.8	376.9
	$1,405.9	$531.7	$183.4	$77.5	$42.1	$50.8	$2,291.4

8.  Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2020	December 31, 2019
Accrued payroll and employee benefits	$83.8	$116.9
Share repurchases not yet settled	82.3	—
Derivative liabilities	54.5	93.8
Current portion of operating lease liabilities	41.7	39.5
Tax-related accruals	38.8	30.8
Accrued legal and professional	26.4	28.7
Accrued marketing and advertising	20.6	14.7
Accrued acquisition-related expenses and acquisition consideration payable	16.3	8.3
Accrued other	42.6	33.3
	$407.0	$366.0

9. Long-Term Debt
Long-term debt consisted of the following:

	March 31, 2020	December 31, 2019
Term Loans (effective interest rate of 3.8% at March 31, 2020 and 4.7% at December 31, 2019)	$1,826.1	$1,832.3
Senior Notes (effective interest rate of 5.4% at March 31, 2020 and December 31, 2019)	600.0	600.0
Revolver	—	—
Total	2,426.1	2,432.3
Less: unamortized original issue discount on long-term debt(1)	(12.5)	(13.2)
Less: unamortized debt issuance costs(1)	(22.9)	(23.9)
Less: current portion of long-term debt	(18.4)	(18.4)
	$2,372.3	$2,376.8
_________________________________
(1)Original issue discount and debt issuance costs amortized to interest expense over the life of the related debt instruments using the effective interest method.

Credit Facility
Our secured credit agreement (the Credit Facility), which matures on February 15, 2024, includes both term loans (the Term Loans) and a revolving credit facility (the Revolver).
The Term Loans bear interest at a rate equal to, at our option, either (a) LIBOR plus 1.75% per annum or (b) 0.75% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%. A portion of the Term Loans are hedged by an interest rate swap. See Note 10 for discussion of this hedging instrument and its impact on the interest rate associated with the Term Loans.
The Revolver bears interest at a rate equal to, at our option, either (a) LIBOR plus a margin ranging from 1.25% to 1.75% per annum or (b) the higher of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0% plus a margin ranging from 0.25% to 0.75% per annum, with the margins determined based on our first lien secured net leverage ratio.
At March 31, 2020, we had $600.0 million available for borrowing under the Revolver and were not in violation of any covenants of the Credit Facility.
Senior Notes
Our $600.0 million unsecured senior notes (the Senior Notes) bear interest at 5.25% per annum, payable semiannually on June 1 and December 1. The full principal balance is payable at maturity on December 1, 2027, subject to earlier repurchase or optional redemption, as described in the indenture governing the Senior Notes.
At March 31, 2020, we were not in violation of any covenants of the Senior Notes.
Fair Value
The estimated fair values of the Term Loans and Senior Notes were $1,753.1 million and $609.8 million, respectively, at March 31, 2020 based on observable market prices for these loans, which are traded in less active markets and therefore classified as Level 2 fair value measurements.
Future Debt Maturities
Aggregate principal payments, exclusive of any unamortized original issue discount and debt issuance costs, due on long-term debt as of March 31, 2020 are as follows:

Year Ending December 31:
2020 (remainder of)	$18.8
2021	25.0
2022	25.0
2023	25.0
2024	1,732.3
Thereafter	600.0
$2,426.1

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

The following table summarizes our outstanding derivative instruments, all of which are designated as cash flow hedges, on a gross basis:

	Notional Amount		Fair Value of Derivative Assets(2)		Fair Value of Derivative Liabilities(2)
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Derivative Instrument:
Level 2:
Foreign exchange forward contracts	$251.0	$138.9	$11.2	$—	$—	$3.3
Cross-currency swap(1)	1,332.2	1,355.8	—	—	6.1	64.1
Interest rate swap	1,285.7	1,289.0	—	—	48.4	26.4
Total hedges	$2,868.9	$2,783.7	$11.2	$—	$54.5	$93.8
_________________________________
(1)The notional values of the cross-currency swap have been translated from Euros to U.S. dollars at the foreign currency rates in effect at March 31, 2020 and December 31, 2019 of approximately 1.10 and 1.12, respectively.
(2)In our balance sheets, all derivative assets are recorded within prepaid expenses and other current assets and all derivative liabilities are recorded within accrued expenses and other current liabilities.
The following table summarizes the effect of our designated cash flow hedging derivative instruments on accumulated other comprehensive income (loss) (AOCI):

	Unrealized Gains (Losses) Recognized in Other Comprehensive Income
	Three Months Ended
	March 31, 2020	March 31, 2019
Derivative Instrument:
Foreign exchange forward contracts(1)	$14.3	$0.8
Cross-currency swap	37.7	8.6
Interest rate swap	(22.0)	(9.6)
Total hedges	$30.0	$(0.2)
_________________________________
(1)Amounts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.
The following table summarizes the locations and amounts of gains (losses) recognized within earnings related to our cash flow hedging relationships:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Foreign Exchange Forward Contracts:
Reclassified from AOCI into income	$0.8	$—	$—	$0.5	$—	$—
Cross Currency Swap:
Reclassified from AOCI into income(1)	—	7.6	20.2	—	7.2	27.5
Interest Rate Swap:
Reclassified from AOCI into income	—	(2.5)	—	—	0.1	—
Total hedges	$0.8	$5.1	$20.2	$0.5	$7.3	$27.5
_________________________________
(1)The amount reflected in other income (expense), net includes $(20.3) million and $(27.7) million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by the cross-currency swap during the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, we estimate that approximately $21.3 million of net deferred gains related to our designated cash flow hedges will be recognized in earnings over the next 12 months. No amounts were excluded from our effectiveness testing during any of the periods presented.
Risk Management Strategies
Foreign Exchange Forward Contracts
From time-to-time, we may enter into foreign exchange forward contracts with financial institutions to hedge certain forecasted sales transactions denominated in foreign currency. We generally designate these forward contracts as cash flow hedges, which are recognized as either assets or liabilities at fair value. At March 31, 2020, all such contracts had maturities of 18 months or less.
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
11.  Leases
Our operating leases primarily consist of office and data center space expiring at various dates through November 2036. Certain leases include options to renew or terminate at our discretion. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of March 31, 2020, operating leases have a remaining weighted average lease term of 8.2 years and our operating lease liabilities were measured using a weighted average discount rate of 5.1%. Finance leases are immaterial.
The components of operating lease expense were as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
Operating lease costs	$13.7	$12.7
Variable lease costs	2.3	2.5
Sublease income	(0.9)	(0.5)
Net lease costs	$15.1	$14.7

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
On April 22, 2020, the parties filed statements in response to a request from the Court to refine the class definition, resulting in a reduction in the total number of class members from the original estimated class. Accordingly, we recorded a $2.9 million reduction to general and administrative expenses during the three months ended March 31, 2020, lowering our estimated loss provision for this settlement to $15.1 million, which represents our best estimate of the total settlement costs, inclusive of attorneys' fees to be paid to legal counsel representing the class. Our legal fees associated with this matter have been recorded to general and administrative expense as incurred and were not material.
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
Indemnifications
In the normal course of business, we have made indemnities under which we may be required to make payments in relation to certain transactions, including to our directors and officers to the maximum extent permitted under applicable state laws and indemnifications related to certain lease agreements. In addition, certain advertiser and reseller partner agreements contain indemnification provisions, which are generally consistent with those prevalent in the industry. We have not incurred material obligations under indemnification provisions historically, and do not expect to incur material obligations in the future. Accordingly, we have not recorded any liabilities related to such indemnities as of March 31, 2020 and December 31, 2019.

We include service level commitments to our customers guaranteeing certain levels of uptime reliability and performance for our hosting and premium DNS products. These guarantees permit those customers to receive credits in the event we fail to meet those levels, with exceptions for certain service interruptions including but not limited to periodic maintenance. We have not incurred any material costs as a result of such commitments during any of the periods presented, and have not recorded any liabilities related to such obligations as of March 31, 2020 and December 31, 2019.
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
As of March 31, 2020 and December 31, 2019, our accrual for estimated indirect tax liabilities was $9.2 million and $9.4 million, respectively, reflecting our best estimate of the probable liability based on an analysis of our business activities, revenues subject to indirect taxes and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation or settlements could be materially different than the amounts established for indirect tax contingencies.
13. Income Taxes
We are subject to U.S. federal, state and foreign income taxes with respect to our allocable share of any taxable income or loss of Desert Newco, as well as any stand-alone income or loss we generate. Desert Newco is treated as a partnership for U.S. income tax purposes, and for most applicable state and local income tax purposes, and generally does not pay income taxes on its taxable income in most jurisdictions. Instead, Desert Newco's taxable income or loss is passed through to its members, including us. Despite its partnership treatment, Desert Newco is liable for income taxes in certain foreign jurisdictions in which it operates, in those states not recognizing its pass-through status and for certain of its subsidiaries not taxed as pass-through entities. We have acquired the outstanding stock of various domestic and foreign entities taxed as corporations, which are now wholly-owned by us or our subsidiaries. Where required or allowed, these subsidiaries also file and pay tax as a consolidated group for U.S. federal and state income tax purposes and internationally, primarily within the United Kingdom, Germany and India. We anticipate this structure to remain in existence for the foreseeable future.
Our effective tax rate for the three months ended March 31, 2020 differs from the U.S. federal statutory rate primarily due to changes in valuation allowances based on current year earnings as well as the reversal of $3.0 million of previously-established valuation allowances as a result of an acquisition completed during the period.
On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief and Economic Security Act (the CARES Act). The CARES Act did not have a material impact on our benefit for income taxes.
Based primarily on our limited operating history and our historical losses, we believe there is uncertainty as to when we will be able to utilize certain of our net operating losses (NOLs), credit carryforwards and other deferred tax assets (DTAs). Therefore, we have recorded a valuation allowance against the DTAs for which we have concluded it is more-likely-than-not they will not be realized.
During the three months ended March 31, 2020, we established a reserve for an uncertain tax position of $15.6 million relating to pre-acquisition tax periods for an acquisition completed during the period. The acquisition agreements provide indemnification related to pre-acquisition tax exposures in certain circumstances. There were no other material changes to our liabilities related to uncertain income tax positions. Although we believe the amounts reflected in our tax returns substantially comply with applicable U.S. federal, state and foreign tax regulations, the respective taxing authorities may take contrary positions based on their interpretation of the law. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision or benefit for income taxes in the period in which a final determination is made.

14. Payable Pursuant to the TRAs
As of March 31, 2020 and December 31, 2019, our liability under the TRAs was $175.3 million, representing approximately 85% of the calculated tax savings based on the portion of the original basis adjustments we anticipated being able to utilize in future years.
The projection of future taxable income involves significant judgment. Actual taxable income may differ from our estimates, which could significantly impact the liability under the TRAs. We have determined it is more-likely-than-not we will be unable to utilize all of our DTAs subject to the TRAs; therefore, we have not recorded a liability under the TRAs related to the tax savings we may realize from the utilization of NOL carryforwards and the amortization related to basis adjustments created by exchanges of LLC Units. If utilization of these DTAs becomes more-likely-than-not in the future, at such time, we will record liabilities under the TRAs of up to an additional $1,119.5 million as a result of basis adjustments under the Internal Revenue Code and up to an additional $459.1 million related to the utilization of NOL and credit carryforwards, which will be recorded through charges to our statements of operations. However, if the tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRAs. In this scenario, the reduction of the liability under the TRAs would result in a benefit to our statements of operations.
15. Income Per Share
Basic income per share is computed by dividing net income attributable to GoDaddy Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted income per share is computed giving effect to all potentially dilutive shares unless their effect is antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows:

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income	$43.2	$13.2
Less: net income attributable to non-controlling interests	0.3	0.3
Net income attributable to GoDaddy Inc.	$42.9	$12.9
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	173,113	171,001
Effect of dilutive securities:
Class B common stock	1,360	4,665
Stock options	2,355	5,304
RSUs, PSUs and ESPP shares	1,029	2,178
Weighted-average shares of Class A Common stock outstanding—diluted	177,857	183,148

Net income attributable to GoDaddy Inc. per share of Class A common stock—basic	$0.25	$0.08
Net income attributable to GoDaddy Inc. per share of Class A common stock—diluted(1):	$0.24	$0.07
_________________________________
(1)The diluted income per share calculations exclude net income attributable to non-controlling interests.

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted income per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended March 31,
	2020	2019
Stock options, RSUs and PSUs	3,130	2,223
Shares of Class B common stock do not share in our earnings and are not participating securities. Accordingly, separate presentation of income per share of Class B common stock under the two-class method has not been presented. Each share of Class B common stock (together with a corresponding LLC Unit) is exchangeable for one share of Class A common stock.
16. Geographic Information
Revenue by geography is based on the customer's billing address and was as follows:

	Three Months Ended March 31,
	2020	2019
U.S.	$529.6	$464.9
International	262.4	245.1
	$792.0	$710.0
No individual international country represented more than 10% of total revenue in any period presented.
Property and equipment, net by geography was as follows:

	March 31, 2020	December 31, 2019
U.S.	$199.7	$200.4
International	54.7	58.2
	$254.4	$258.6
No individual international country represented more than 10% of property and equipment, net in any period presented.

17. Accumulated Other Comprehensive Loss
AOCI activity in equity was as follows:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Total Accumulated Other Comprehensive Income (Loss)
Gross balance as of December 31, 2019(2)	$(54.6)	$(24.3)	$(78.9)
Other comprehensive income (loss) before reclassifications	(24.9)	(0.1)	(25.0)
Amounts reclassified from AOCI	—	26.1	26.1
Other comprehensive income (loss)	(24.9)	26.0	1.1
	$(79.5)	$1.7	(77.8)
Less: AOCI attributable to non-controlling interests			0.6
Balance as of March 31, 2020			$(77.2)

Gross balance as of December 31, 2018(2)	$(92.3)	$(22.4)	$(114.7)
Other comprehensive income (loss) before reclassifications	27.9	(35.5)	(7.6)
Amounts reclassified from AOCI	—	35.3	35.3
Other comprehensive income (loss)	27.9	(0.2)	27.7
	$(64.4)	$(22.6)	(87.0)
Less: AOCI attributable to non-controlling interests			0.7
Balance as of March 31, 2019			$(86.3)
_________________________________
(1)Amounts shown for our foreign exchange forward contracts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.
(2)Beginning balance is presented on a gross basis, excluding the allocation of AOCI attributable to non-controlling interests.
See Note 10 for the effect on net income of amounts reclassified from AOCI related to our cash flow hedging instruments.
18. Subsequent Events
In April 2020, we executed an agreement to acquire the registry business of Neustar Inc. for $218.0 million in cash, subject to a customary working capital adjustment. The acquisition is expected to close within the next few months, and is subject to regulatory approvals and the satisfaction of customary closing conditions.
In May 2020, our board of directors approved the repurchase of up to an additional $500.0 million of our Class A common stock, as described in Note 5.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included in this Quarterly Report on Form 10-Q as well as our audited financial statements and related notes and the discussion in the "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of our 2019 Form 10-K.
(Throughout this discussion and analysis, dollars are in millions and shares are in thousands.)
COVID-19 Pandemic
As discussed in "Our Response to the COVID-19 Pandemic," the pandemic did not have a material impact on our financial statements for the three months ended March 31, 2020 and we have implemented a variety of measures to attempt to minimize its impact on our business going forward. The extent to which COVID-19 will impact our financial results and operations during the remainder of 2020 and beyond will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the outbreak and the domestic and international actions being taken to contain and treat it. Due to the speed with which the situation is developing, we are currently unable to fully determine the extent of its impact on our business, but the impact could be material to the remainder of 2020 as well as to any future period affected either directly or indirectly by this pandemic. We are actively monitoring the rapidly evolving situation and its potential impacts on our financial position, results of operations and cash flows. See "Risk Factors" for additional information on the risks we may face associated with COVID-19.
First Quarter Financial Highlights
Below are our key financial highlights for the three months ended March 31, 2020, with comparisons to the three months ended March 31, 2019.
•Total revenue of $792.0 million, an increase of 11.5%, or approximately 12.3% on a constant currency basis(1).
•International revenue of $262.4 million, an increase of 7.1%, or approximately 9.1% on a constant currency basis(1).
•Total bookings(2) of $951.1 million, an increase of 9.3%, or approximately 10.1% on a constant currency basis(1).
•Net income of $43.2 million.
•Net cash provided by operating activities of $233.3 million, an increase of 16.8%.
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

	Three Months Ended March 31,
	2020		2019
	$	% of Total Revenue	$	% of Total Revenue

Revenue:
Domains	$355.9	45.0%	$319.6	45.0%
Hosting and presence	297.2	37.5%	268.9	37.9%
Business applications	138.9	17.5%	121.5	17.1%
Total revenue	792.0	100.0%	710.0	100.0%
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	277.1	35.0%	236.4	33.3%
Technology and development	134.5	17.0%	124.0	17.5%
Marketing and advertising	93.1	11.7%	90.3	12.7%
Customer care	85.2	10.8%	90.3	12.7%
General and administrative	85.5	10.8%	93.0	13.1%
Depreciation and amortization	52.2	6.6%	57.2	8.1%
Total costs and operating expenses	727.6	91.9%	691.2	97.4%
Operating income	64.4	8.1%	18.8	2.6%
Interest expense	(21.2)	(2.7)%	(24.4)	(3.4)%
Tax receivable agreements liability adjustment	—	—%	8.7	1.2%
Other income (expense), net	(1.4)	(0.2)%	6.2	0.9%
Income before income taxes	41.8	5.2%	9.3	1.3%
Benefit for income taxes	1.4	0.2%	3.9	0.5%
Net income	43.2	5.4%	13.2	1.8%
Less: net income attributable to non-controlling interests	0.3	—%	0.3	—%
Net income attributable to GoDaddy Inc.	$42.9	5.4%	$12.9	1.8%
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
Hosting and presence revenue primarily consists of revenue from the sale of subscriptions for our website hosting, website building, website security and online visibility products.
Business applications revenue primarily consists of revenue from the sale of subscriptions for third-party productivity applications, email accounts, email marketing tools and telephony solutions.

The following table presents our revenue for the periods indicated:

	Three Months Ended March 31,		Change
	2020	2019	$	%

Domains	$355.9	$319.6	$36.3	11%
Hosting and presence	297.2	268.9	28.3	11%
Business applications	138.9	121.5	17.4	14%
Total revenue	$792.0	$710.0	$82.0	12%
The 11.5% increase in total revenue was driven by growth in total customers and average revenue per user. The increase in customers impacted each of our revenue lines, as the additional customers purchased subscriptions across our product portfolio.
Domains
The 11.4% increase in domains revenue was primarily driven by the increase in domains under management from 78.2 million as of March 31, 2019 to 79.5 million as of March 31, 2020, increased aftermarket domain sales and international growth, partially offset by the impact of adverse movements in foreign currency exchange rates. Domains under management in 2020 was impacted by the expiration of approximately 1.0 million .uk domains for which we provided free initial registration to the owners of the associated third-level domains (e.g. .co.uk) following the 2017 launch of the .uk ccTLD.
Hosting and presence
The 10.5% increase in hosting and presence revenue was primarily driven by increased revenue from our website building and website security products.
Business applications
The 14.3% increase in business applications revenue was primarily driven by increased customer adoption of our email, productivity and telephony solutions, partially offset by the loss of revenue due to cancellation of CloudFest as a result of the COVID-19 pandemic.
Bookings
In addition to revenue, we also believe total bookings is a useful supplement in evaluating our performance and helps provide an enhanced understanding of our business:

	Three Months Ended March 31,		Change
	2020	2019	$	%
Total bookings	$951.1	$870.5	$80.6	9%
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
The 9.3% increase in total bookings was primarily driven by increases in total customers and domains under management, increased aftermarket domain sales and broadened customer adoption of non-domain products, partially offset by the adverse impacts of the COVID-19 pandemic and movements in foreign currency exchange rates.

Reconciliation of bookings
The following table reconciles total bookings to total revenue, its most directly comparable GAAP financial measure.

	Three Months Ended March 31,
	2020	2019

Total bookings:
Total revenue	$792.0	$710.0
Change in deferred revenue(1)	96.3	105.3
Net refunds	63.3	55.2
Other	(0.5)	—
Total bookings	$951.1	$870.5
_________________________________
(1)Change in deferred revenue also includes the impact of realized gains or losses from the hedging of bookings in foreign currencies.
Costs and Operating Expenses
Cost of revenue
Costs of revenue are the direct costs we incur in connection with selling an incremental product to our customers. Substantially all cost of revenue relates to domain registration fees paid to the various domain registries, payment processing fees, third-party commissions and licensing fees for third-party productivity applications. Similar to our billing practices, we pay domain costs at the time of purchase for the life of each subscription, but recognize the costs of service ratably over the term of our customer contracts. The terms of registry pricing are established by agreements between registries and registrars, and can vary significantly depending on the top-level domain.

	Three Months Ended March 31,		Change
	2020	2019	$	%

Cost of revenue (excluding depreciation and amortization)	$277.1	$236.4	$40.7	17%
The 17.2% increase in cost of revenue was primarily attributable to higher domain costs driven by the increase in domains under management and increased aftermarket domain sales, increased software licensing fees resulting from higher sales of email and productivity solutions and increased payment processing fees resulting from our bookings growth.
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

	Three Months Ended March 31,		Change
	2020	2019	$	%

Technology and development	$134.5	$124.0	$10.5	8%
The 8.4% increase in technology and development expenses was primarily attributable to increased personnel costs driven by higher average headcount associated with our continued product development and increased software licensing costs associated with the growth of our business.

Marketing and advertising
Marketing and advertising expenses represent the costs associated with attracting and acquiring customers, primarily consisting of fees paid to third parties for marketing and advertising campaigns across a variety of channels. These expenses also include personnel costs and affiliate program commissions.

	Three Months Ended March 31,		Change
	2020	2019	$	%

Marketing and advertising	$93.1	$90.3	$2.8	3%
The 3.1% increase in marketing and advertising expenses was primarily attributable to increased discretionary spending and personnel costs associated with growth of our business.
Customer care
Customer care expenses represent the costs to guide and service our customers, primarily consisting of personnel costs.

	Three Months Ended March 31,		Change
	2020	2019	$	%

Customer care	$85.2	$90.3	$(5.1)	(6)%
The 5.6% decrease in customer care expenses was primarily due to operating efficiencies gained within our Customer Care operations as we scale our business and increase our use of alternative methods of customer interaction.
General and administrative
General and administrative expenses primarily consist of personnel costs for our administrative functions, professional service fees, office rent for all locations, all employee travel expenses, acquisition-related expenses and other general costs.

	Three Months Ended March 31,		Change
	2020	2019	$	%

General and administrative	$85.5	$93.0	$(7.5)	(8)%
The 8.1% decrease in general and administrative expenses was primarily the result of reduced personnel costs due to lower average headcount and the $2.9 million reduction in the legal settlement accrual discussed in Note 12 to our financial statements as well as immaterial decreases in a variety of general expenses, partially offset by an increase in acquisition-related expenses.
Depreciation and amortization
Depreciation and amortization expenses consist of charges relating to the depreciation of the property and equipment used in our operations and the amortization of acquired intangible assets.

	Three Months Ended March 31,		Change
	2020	2019	$	%

Depreciation and amortization	$52.2	$57.2	$(5.0)	(9)%
The 8.7% decrease in depreciation and amortization expenses primarily resulted from assets that became fully depreciated subsequent to the first quarter of 2019.

Interest expense

	Three Months Ended March 31,		Change
	2020	2019	$	%

Interest expense	$21.2	$24.4	$(3.2)	(13)%
There were no material changes in interest expense.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity have been cash flow generated from operations, long-term debt borrowings and stock option exercises. Our principal uses of cash have been to fund operations, acquisitions and capital expenditures, as well as to make mandatory principal and interest payments on our long-term debt and to repurchase shares of our Class A common stock.
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
We have incurred significant long-term debt to fund acquisitions and for our working capital needs, and as a result, we are limited as to how we conduct our business and may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities, strategic acquisitions or share repurchases. However, the restrictions under our debt agreements are subject to a number of qualifications and may be amended with the consent of the lenders and the holders of the Senior Notes, as applicable.
We believe our existing cash and cash equivalents and cash generated by operating activities will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. However, our future capital requirements will depend on many factors, including our growth rate, macroeconomic activity, the length and severity of business disruptions associated with the COVID-19 pandemic, the timing and extent of spending to support domestic and international development efforts, continued brand development and advertising spend, the level of Customer Care and general and administrative activities, the introduction of new and enhanced product offerings, the costs to support new and replacement capital equipment, the completion of strategic acquisitions or share repurchases and other factors. Some of the factors that may influence our operations are not within our control, such as general economic conditions and the length and severity of the COVID-19 pandemic. Although there is uncertainty related to the potential impact of COVID-19 on our future results, we believe our business model and the strength of our balance sheet have well positioned us to manage our business through this crisis as it continues to unfold. However, we will continue to monitor our liquidity position. Should we pursue additional strategic acquisitions or share repurchases, we may need to draw down our $600.0 million Revolver or raise additional capital, which may be in the form of additional long-term debt or equity financings.
Credit Facility and Senior Notes
Our long-term debt includes the Credit Facility, which consists of the Term Loans and the Revolver, and the Senior Notes, as described in Note 9 to our financial statements. The Credit Facility and the Senior Notes contain covenants restricting, among other things, our ability, or the ability of our subsidiaries, to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes including mergers and consolidations, sell assets, make restricted payments including dividends, distributions and investments, prepay junior indebtedness and engage in operations other than in connection with acting as a holding company, subject to customary exceptions. As of March 31, 2020, we were in compliance with all such covenants. We currently have no reason to believe we will be unable to satisfy these covenants; however, the COVID-19 pandemic has limited our ability to forecast our future results.

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
Tax Receivable Agreements
As of March 31, 2020, the liability under the TRAs was $175.3 million, as described in Note 14 to our financial statements. We currently do not expect to begin making payments related to the existing liability under the TRAs until 2023. We may record additional liabilities under the TRAs of up to $1,578.6 million as our estimates of the future utilization of the tax attributes, NOLs and other tax benefits change. See "Risk Factors—Risks Related to Our Company and Our Organization Structure" for additional information regarding our liability under the TRAs.
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
Share Repurchase Programs
During the three months ended March 31, 2020, we repurchased a total of 7,341 shares of our Class A common stock in the open market under our share repurchase programs for an aggregate purchase price of $398.0 million, including commissions. In April 2020, we repurchased an additional 2,645 shares of our Class A common stock in the open market for an aggregate purchase price of $143.7 million, including commissions. Following the April repurchases, we have no amounts remaining available under our previously approved share repurchase programs.
In May 2020, our board of directors approved the repurchase of up to an additional $500.0 million of our Class A common stock, as described in Note 5 to our financial statements.
Acquisitions
See Note 3 to our financial statements for a discussion of current period acquisitions. In addition, in April 2020, we executed an agreement to acquire the registry business of Neustar Inc. for $218.0 million in cash, subject to a customary working capital adjustment. The acquisition is expected to close within the next few months, and is subject to regulatory approvals and the satisfaction of customary closing conditions.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2020	2019

Net cash provided by operating activities	$233.3	$199.7
Net cash used in investing activities	(135.9)	(29.0)
Net cash used in financing activities	(307.3)	(11.9)
Effect of exchange rate changes on cash and cash equivalents	(1.5)	(0.9)
Net increase (decrease) in cash and cash equivalents	$(211.4)	$157.9

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
Net cash provided by operating activities increased $33.6 million from $199.7 million during the three months ended March 31, 2019 to $233.3 million during the three months ended March 31, 2020, primarily driven by our bookings growth.
Investing Activities
Our investing activities primarily consist of strategic acquisitions and purchases of property and equipment to support the overall growth of our business and our increased international presence.
Net cash used in investing activities increased $106.9 million from $29.0 million during the three months ended March 31, 2019 to $135.9 million during the three months ended March 31, 2020, primarily due to $146.4 million of business acquisitions in 2020, partially offset by a $23.3 million increase in net inflows from short-term investments and a $15.9 million decrease in capital expenditures.
Financing Activities
Our financing activities primarily consist of long-term debt borrowings, the repayment of principal on long-term debt, stock option exercises and share repurchases.
Net cash used in financing activities increased $295.4 million from $11.9 million during the three months ended March 31, 2019 to $307.3 million during the three months ended March 31, 2020, primarily due to $315.7 million of share repurchases in 2020, partially offset by a $22.0 million decrease in acquisition contingent consideration payments.
Deferred Revenue
See Note 7 to our financial statements for details regarding the expected future recognition of deferred revenue.
Off-Balance Sheet Arrangements
As of March 31, 2020 and December 31, 2019, we had no off-balance sheet arrangements that had, or which are reasonably likely to have, a material effect on our financial statements.
Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with GAAP, and in doing so, we make estimates, assumptions and judgments affecting the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosure of contingent assets and liabilities. We base our estimates, assumptions and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances, and we evaluate these estimates, assumptions and judgments on an ongoing basis. Different assumptions and judgments would change the estimates used in the preparation of our financial statements, which, in turn, could change our results from those reported. We refer to estimates, assumptions and judgments of this type as our critical accounting policies and estimates, which we discussed in our 2019 Form 10-K. We review our critical accounting policies and estimates with the audit and finance committee of our board of directors on an annual basis.
There have been no material changes in our critical accounting policies from those disclosed in our 2019 Form 10-K.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 2 to our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and variable interest rates. Consequently, we may employ policies and procedures to mitigate such risks, including the use of derivative financial instruments, which are discussed in more detail in Note 10 to our financial statements. We do not enter into derivative transactions for speculative or trading purposes.
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts may fail to meet their contractual obligations. To mitigate such counterparty credit risk, we enter into contracts only with carefully selected financial institutions based upon ongoing evaluations of their creditworthiness. As a result, we do not believe we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of March 31, 2020.
The uncertainty related to the economic impact of the global COVID-19 pandemic has introduced significant volatility in the financial markets. We are actively monitoring the rapidly evolving situation and its potential impacts on our business.
Foreign Currency Risk
We manage our exposure to changes in foreign currency exchange rates through the use of foreign exchange forward contracts and cross-currency swap contracts. See Note 10 to our financial statements for a summary of the notional amounts and fair values of such arrangements.
Foreign Exchange Forward Contracts
A portion of our bookings, revenue and operating expenses is denominated in foreign currencies, which are subject to exchange rate fluctuations. Our most significant foreign currency exposures are the Euro, the British pound and the Canadian dollar. Our reported bookings, revenues and operating results may be impacted by fluctuations in foreign currency exchange rates. Fluctuations in exchange rates may also cause us to recognize transaction gains and losses in our statements of operations; however, to date, such amounts have not been material. As our international operations continue to grow, our exposure to fluctuations in exchange rates will increase, which may increase the costs associated with this growth. During the three months ended March 31, 2020, total bookings growth in constant currency would have been approximately 80 basis points higher and total revenue growth would have been approximately 80 basis points higher. Constant currency is calculated by translating bookings and revenue for each month in the current period using the foreign currency exchange rate for the corresponding month in the prior period, excluding any hedging gains or losses realized during the period.
From time-to-time, we may utilize foreign exchange forward contracts to manage the volatility of our bookings and revenue related to foreign currency transactions. These forward contracts reduce, but do not eliminate, the impact of adverse currency exchange rate fluctuations. We generally designate these forward contracts as cash flow hedges for accounting purposes. Changes in the intrinsic value of designated hedges are recorded as a component of AOCI. Gains and losses, once realized, are recorded as a component of AOCI and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. At March 31, 2020, the realized and unrealized gain included in AOCI related to designated hedges totaled $14.2 million.
Cross-Currency Swap Contract
In order to manage variability due to movements in foreign currency exchange rates related to a Euro-denominated intercompany loan, we entered into the five-year Cross-Currency Swap in April 2017. The Cross-Currency Swap, which matures on April 3, 2022, had a notional amount of €1,206.0 million at March 31, 2020 and converts the fixed rate Euro-denominated interest and principal receipts on the intercompany loan into fixed U.S. dollar interest and principal receipts. The Cross-Currency Swap, which is designated as a cash flow hedge and recognized as an asset or liability at fair value, effectively creates a fixed-rate U.S. dollar intercompany loan from a fixed rate Euro-denominated intercompany loan, thereby reducing our exposure to fluctuations between the Euro and U.S. dollar. Changes to the fair value of our Cross-Currency Swap due to changes in the value of the U.S. dollar relative to the Euro would be largely offset by the net change in the fair values of the underlying hedged items.
Interest Rate Risk
Interest rate risk reflects our exposure to movements in interest rates associated with our variable-rate debt. Total borrowings under our Term Loans were $1,826.1 million as of March 31, 2020. These borrowings bear interest at a rate equal to, at our option, either (a) LIBOR plus 1.75% per annum or (b) 0.75% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%. See Note 9 to our financial statements for additional information regarding the Term Loans.

In April 2017, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement to effectively convert a portion of the variable-rate debt to fixed. The interest rate swap, the notional amount of which was $1,285.7 million at March 31, 2020, matures on April 3, 2022 and swaps the variable interest rate on our LIBOR-based borrowings for a fixed rate of 5.44%. The objective of the interest rate swap, which is designated as a cash flow hedge, is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.
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
Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2020 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring the COVID-19 pandemic to minimize any impact of the situation on the design and operating effectiveness of our internal controls.
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

Part II - OTHER INFORMATION
Item 1. Legal Proceedings
The information required by this item is provided in Note 12 to our financial statements included in Part 1, Item 1 of this Form 10-Q, and is incorporated herein by reference.
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
Our success depends on our ability to attract and retain customers and increase sales to new and existing customers. We derive a substantial portion of our revenue from domains and our hosting and presence products. The rate at which new and existing customers purchase and renew subscriptions to our products depends on a number of factors, including those outside of our control. Although our total customers and revenue have grown rapidly in the past, in recent periods our slower growth rates have reflected the size and scale of our business. We cannot be assured that we will achieve similar growth rates in future periods as our total customers and revenue could decline or grow more slowly than we expect. Our sales could fluctuate or decline as a result of lower demand for domain names, websites and related products, declines in our customers' level of satisfaction with our products and our GoDaddy Guides, the timeliness and success of product enhancements and introductions by us and those of our competitors, the pricing offered by us and our competitors, the frequency and severity of any system outages, breaches and technological change. Customer demand for our products could also be negatively impacted by macroeconomic conditions and the global economic slowdown resulting from the COVID-19 pandemic. That global economic slowdown has increased, and may continue to increase, levels of political and economic unpredictability globally as well as the volatility of global financial markets.
Our revenue has grown historically due in large part to sustained customer growth rates and strong renewal sales of subscriptions to our domain name registration and hosting and presence products. Our future success depends in part on maintaining strong renewal sales. Our costs associated with renewal sales are substantially lower than costs associated with generating revenue from new customers and costs associated with generating sales of additional products to existing customers. Therefore, a reduction in renewals, even if offset by an increase in other revenue, would reduce our operating margins in the near term. The economic slowdown resulting from COVID-19, and particularly its impact on small businesses, could adversely affect our customers' ability or willingness to renew existing products or purchase new or additional products, each of which could adversely affect our financial results. Even when the global economy begins to recover from the impact of COVID-19, demand for our products may take time to rebound or may not return completely to prior levels, which would have a negative impact on our financial condition. Any failure by us to continue to attract new customers or maintain strong renewal sales could have a material adverse effect on our business, growth prospects and operating results. If we are unable to increase sales of additional products, such as personalized email accounts and other business applications products, to new and existing customers, our growth prospects may be harmed.
If we do not successfully develop and market products that anticipate or respond promptly to the needs of our customers, our business and operating results may suffer.
The markets in which we compete are characterized by constant change and innovation, frequent new product and service introductions and evolving industry standards, and we expect them to continue to evolve rapidly, including to address the needs of our customers as a result of the current global economic slowdown. Our historical success has been based on our ability to identify and anticipate customer needs and design products providing entrepreneurs, small businesses and ventures with the tools they need to create, manage and augment their digital identity. In response to COVID-19's impact on our customers' needs we launched freemium offers for Websites + Marketing, introduced free trials of our digital marketing suite, enabled an enhanced functionality with GoFundMe, introduced robust gift card functionality and virtual appointment support, expanded our capabilities with PayPal and launched basic messaging capability to allow our customers to connect with their customers. To the extent we are not able to continue to identify challenges faced by entrepreneurs, small businesses and ventures and provide products responding in a timely and effective manner to their evolving needs, our business, operating results and financial condition may be adversely affected.
The process of developing new products and technology is complex and uncertain. If we fail to accurately predict customers' changing needs, customer reactions to the current global economic slowdown or emerging technological trends, such as artificial intelligence, or if we fail to achieve the benefits expected from our investments in technology, our business could be harmed. These product and technology investments include those we develop internally, such as our "do-it-yourself" website builder Websites + Marketing, our hosting platforms and our security products, those we acquire and develop as a result of acquisitions, such as SmartLine and Website Security, and those related to our partner programs, such as Microsoft. We must continue to commit significant resources to develop our technology in order to maintain our competitive position, and these commitments will be made without knowing whether such investments will result in products our customers will accept. Our new products or product enhancements could fail to attain meaningful customer acceptance for many reasons, including:
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
•poor business conditions for our customers or poor general macroeconomic conditions, including as a result of the COVID-19 pandemic;
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
Protecting and maintaining awareness of our brand is important to our success, particularly as we seek to attract new customers globally. We have invested, and expect to continue to invest, substantial resources to increase our brand awareness, both generally and in specific geographies and to specific customer groups, such as Partners. We recently launched our new logo, the "Go." There can be no assurance that our brand development strategies, including the "Go," will enhance the recognition of our brand, address customers’ evolving needs or lead to increased sales. Furthermore, our international branding efforts may prove unsuccessful due to language barriers and cultural differences. If our efforts to protect and promote our brand are not successful, our operating results may be adversely affected. In addition, even if our brand recognition and loyalty increases, our revenue may not increase at a level commensurate with our marketing spend.
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
Social engineering efforts may compromise our personnel or those of our third-party vendors, leading to unauthorized access to facilities, systems or information we have a responsibility to protect, which could lead to the unauthorized acquisition of information, the unavailability of systems or information or the compromise of customer accounts. Despite efforts to promote security awareness and training for our personnel and vendors, malicious actors are increasingly sophisticated and successful in their use of social engineering techniques. In the last year, and particularly in recent months, we experienced an increased level of social engineering efforts and several successful, but immaterial social engineering efforts, including by a persistent threat actor, which have, among other things, attempted to transfer customer domain names. We have taken steps and continue to work to enhance our security and resilience against social engineering, requiring additional engineering efforts and modifications to our technology architecture as well as the expenditure of time and additional cost. We cannot guarantee that in all cases our efforts will be successful or that future social engineering incidents will be of similarly minimal impact, and, if successful, such incidents may cause financial and reputational harm.
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
We cannot guarantee our backup systems, regular data backups, security protocols, network protection mechanisms and other procedures currently in place, or that may be in place in the future, will be adequate to prevent or remedy network and service interruption, system failure, third-party operating systems and software vulnerabilities, damage to one or more of our systems, data loss, security breaches or other data security incidents. Also, our products are cloud-based, and the amount of data we store for our customers on our servers has been increasing as our business has grown. Despite the implementation of security measures, our infrastructure may be vulnerable to computer viruses, worms, other malicious software programs, social engineering attacks, credential theft and related abuse, illegal or abusive content or similar disruptive problems caused by our customers, employees, consultants or other Internet users who attempt to invade or disrupt public and private data networks or to improperly access, use or obtain data. In addition, the process of transferring customer personal information in connection with the migration of customers from one product to another may result in data loss. Any actual or perceived breach of our security, or any other data security incident, could damage our reputation and brand, expose us to a risk of loss or litigation and possible liability, subject us to regulatory or other government inquiries or investigations, require us to expend significant capital and other resources to alleviate problems caused by the breach and to make required improvements to our systems, and deter customers from using our products, any of which would harm our business, financial condition and operating results. For example, in July 2018 we discovered a third party had accessed certain data of our Domain Factory customers. We have spent significant time and resources responding to the initial incident and continue to respond to subject access requests (SARs) from Domain Factory customers. To date, the Bavarian Data Protection Agency has not rendered its final decision on its investigation of this incident; nor has it issued any fines, but we could be subject to fines in the future related to this incident in an amount we cannot predict at this time. More recently, we discovered a threat actor compromised the hosting login credentials of approximately 28,000 hosting customers to their hosting accounts as well as the login credentials of a small number of our personnel. These hosting login credentials did not provide access to the hosting customers’ main GoDaddy account. We have spent resources investigating and responding to this activity, notified the impacted customers and have reported it to applicable regulatory authorities.

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
We are continually working to expand and enhance our website features, technology and network infrastructure and other technologies to accommodate substantial increases in the volume of traffic on our godaddy.com and affiliated websites, the number of customer websites we host and our overall total customers. We may be unable to project accurately the rate or timing of these increases or to successfully allocate resources to address such increases, which could have a negative impact on customer experience and our financial results. In the future, we may be required to allocate additional resources, including spending substantial amounts, to build, purchase or lease data centers and equipment and upgrade our technology and network infrastructure in order to handle increased customer traffic, as well as increased traffic to customer websites we host. We also expect to increasingly rely on third-party cloud computing and hosting providers such as AWS as we transition to the public cloud. We cannot predict whether we will be able to continue to add network capacity from third-party suppliers or otherwise as we require it. In addition, our network or our suppliers' networks might be unable to achieve or maintain data transmission capacity high enough to process orders or download data effectively or in a timely manner. Our failure, or our suppliers' failure, to achieve or maintain high data transmission capacity could significantly reduce consumer demand for our products. Such reduced demand and resulting loss of traffic, cost increases, or failure to accommodate new technologies could harm our business, revenue and financial condition. Our systems, including those of our data centers and Customer Care operations, are also vulnerable to outages or damage from fire, power loss, including rolling blackouts, telecommunications failures, computer viruses, physical and electronic break-ins, misappropriation of computer and data center resources, and similar events. In response to COVID-19, we closed offices to comply with local "shelter-in-place" orders and moved all of our GoDaddy Guides to work remotely; as a result, their productivity and efficiency may be negatively affected, including their ability to download or process orders at the same rate as before and increased risk of systems disruptions. The property and business interruption insurance coverage we carry may be subject to fact-dependent and incident-specific exclusions or may not be adequate to compensate us fully for losses that may occur.
We rely on third parties to perform certain key functions, and their failure to perform those functions could result in the interruption of our operations and systems and could result in significant costs and reputational damage to us.
We rely on third parties to perform certain technology, processing, servicing and support functions on our behalf, and may in the future choose to transition a function previously managed by us to such third parties. For example, in 2018 we began to transition from a combination of company-owned and co-located data centers to third-party cloud computing and hosting providers (such as AWS) for the delivery of most of our products and storage of our data. In addition in 2018, we also transitioned certain transactional accounting functions to a professional services firm. When we choose to transition a function to a third party, we may spend significant time and effort, incur higher costs than originally expected and experience delays in completing such transition. We may never realize any of the anticipated benefits of relying on such third parties, including acquisition of new customers, improved product features and positive financial results. In addition, these third parties are vulnerable to operational and technological disruptions, including cyber attacks and disruptions resulting from their response to COVID-19 and the resulting global economic slowdown, which may negatively impact our ability to provide services to our customers, operate our business and fulfill our financial reporting obligations. We may have limited remedies against these third parties in the event of service disruptions. If third parties are unable to perform these functions on our behalf because of service interruptions or extended outages, or because those services are no longer available on commercially reasonable terms, our expenses could increase and our customers' use of our products could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business.
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
We use a variety of marketing channels to promote our brand, including online keyword search, sponsorships and celebrity endorsements, television, radio and print advertising, email and social media marketing. If we lose access to one or more of these channels, such as online keyword search, either because the costs of advertising become prohibitively expensive or we change our marketing practices as a result of developments in applicable law or litigation, or for other reasons, we may become unable to promote our brand effectively, which could limit our ability to grow our business. For example, advertising costs have increased and available ad inventory has decreased in connection with the 2020 U.S. elections, which we expect will increase our television marketing costs. In addition, we canceled and suspended several marketing campaigns due to changes in marketing needs in response to COVID-19 and also canceled CloudFest. Moreover, we may not be able to create new marketing campaigns, including for television, for the foreseeable future due to COVID-19 related travel restrictions and "shelter-in-place" requirements. Further, if our marketing activities fail to generate traffic to our website, attract customers and lead to new and renewal sales of our products at the levels we anticipate or our efforts to personalize our marketing efforts are not successful, our business and operating results would be adversely affected. In response to the impact of COVID-19 on our customers, we introduced and committed significant resources to our #OpenWeStand movement to support small businesses and connect our customers with resources to help their businesses; our continued commitment to #OpenWeStand may mean fewer resources are available to dedicate to our traditional marketing activities, which could have a negative impact on our financial results. There can be no assurance our marketing efforts will succeed or be cost-effective, and if our customer acquisition costs increase, our business, operating results and financial performance could be adversely affected.
Our ability to increase sales of our products is highly dependent on the quality of our Customer Care. Our failure to provide high-quality Customer Care would have an adverse effect on our business, brand and operating results.
Our GoDaddy Guides have historically contributed significantly to our total bookings. In each of 2019, 2018 and 2017, at least 15% of our total bookings were generated from the sale of product subscriptions by our GoDaddy Guides. Moving our GoDaddy Guides to work remotely in response to COVID-19 has, and may continue to have, a negative impact on that team’s productivity and new sales, which could have a material impact on our operations and financial results. Our total bookings for the quarter ended March 31, 2020, were adversely impacted in part by the transition of our GoDaddy Guides to working remotely due to the COVID-19 pandemic. The costs associated with moving our GoDaddy Guides to a remote-working model and, eventually, returning them to our offices could be significant. Our GoDaddy Guides primarily engage with customers through direct calls. As customers increasingly engage with our GoDaddy Guides via other communication channels, such as chat and we provide more self-serve solutions, there is no guarantee our GoDaddy Guides will continue to have the same success in selling product subscriptions and, as a result, our total bookings may decline.

The majority of our current offerings are designed for customers who often self-identify as having limited to no technology skills. Our customers depend on our GoDaddy Guides to guide them as they create, manage and grow their digital identities. As our GoDaddy Guides engage with customers online and through other communications channels, our GoDaddy Guides may not be as successful or effective as they have been in the past. After launching their sites and leveraging our product offerings, customers depend on our GoDaddy Guides to quickly resolve any issues relating to those offerings. Further, as we continue to broaden our portfolio of solutions, increase the size of our customer base and increase the size of our solution deployments within our customers' IT infrastructure, we must continue to adapt our customer support organization to ensure our customers continue to receive the high level of customer service which they have come to expect. Notwithstanding our commitment to Customer Care, our customers will occasionally encounter interruptions in service and other technical challenges and it is therefore critical we are there to provide ongoing, high-quality support to help our customers.
We must continue to refine our efforts in Customer Care so we can adequately serve our domestic and international customers. We cannot predict the impact any such refinements may have on our ability to sell additional product subscriptions or our overall customer experience. For example, a portion of our international GoDaddy Guides are engaged through third parties and not directly employed by us. If our agreements with such third parties are terminated for any reason, we will need to find alternative providers, which could increase our costs; in addition, we would have to train new GoDaddy Guides, which could adversely impact our ability to serve our customers and to sell products to new and existing customers. If we do not provide effective ongoing Customer Care, our ability to sell our products to new and existing customers could be harmed, and our high subscription renewal rates and cross-selling of our products may decline and our reputation may suffer, any of which could adversely affect our business, reputation and operating results.
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
•the impact of the COVID-19 pandemic on demand for our products in international markets;
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
We have incurred, and will continue to incur, expenses relating to our investments in international operations and infrastructure, such as the expansion of our offerings and marketing presence in India, Europe, Latin America and Asia; our targeted marketing spending to attract new customer groups, such as Partners and Independents in non-U.S. markets; and

investments in software systems and additional data center resources to keep pace with the growth of our cloud infrastructure and cloud-based product offerings. We have made significant investments in product development, corporate infrastructure and technology and development, and intend to continue investing in the development of our products and infrastructure and our marketing and GoDaddy Guides.
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
As part of our business strategy, we have in the past made, and may in the future make, acquisitions or investments in companies, talent, products, domain portfolios and technologies we believe will complement or supplement our business and address the needs of our customers, such as our acquisitions of HEG, Main Street Hub, Sellbrite, Over and Uniregistry's registrar and brokerage business, and our pending acquisition of the Neustar registry business. We cannot ensure we will be able to successfully integrate the acquired products, talent and technology, benefit from increased subscriptions and revenue and achieve the revenue and expense synergies we expect as a result of these transactions. Even if we do successfully integrate the acquired products we may not successfully integrate the acquired brands into our portfolio or may decide to modify, retire or change the direction of the brands, which could adversely affect our operating results.
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
We may enter into new lines of business that offer new products and services, which may subject us to additional risks.
From time to time, we may enter into new lines of business which entail offering new products and services. For example, in April 2020 we announced our pending acquisition of the Neustar registry business, which represents our entry into the domain name registry business. Our lack of experience with or knowledge of these new lines of business, including operating as a registry, as well as external factors, such as compliance with regulations, competitive alternatives, potential conflicts of interest, either real or perceived, and shifting market preferences, may impact our implementation and operation of such new lines of business. Other risks of implementing a new line of business include:
•potential diversion of management’s attention, available cash, and other resources from our existing business;
•unanticipated liabilities or contingencies;
•potential damage to existing customer relationships, lack of customer acceptance or inability to attract new customers; and
•the inability to compete effectively in the new line of business.
Failure to successfully manage these risks in the implementation or acquisition of new lines of business or the offering of new products or services could have a material adverse effect on our reputation, business, results of operations and financial condition.
If the rate of growth of entrepreneurs, small businesses and ventures is significantly lower than our estimates or if demand for our products does not meet expectations, our ability to generate revenue and meet our financial targets could be adversely affected.
Although we expect continued demand from small businesses and ventures for our products, it is possible the rate of growth may not meet our expectations, or the market may not grow, including as a result of the global economic slowdown resulting from the COVID-19 pandemic. We recently announced at an Investor Day that we were lowering revenue guidance for our second quarter ending June 30, 2020 and withdrawing full fiscal year 2020 guidance as a result of the COVID-19 pandemic. Our expectations for future revenue growth are based in part on assumptions reflecting our industry knowledge and experience serving small businesses and ventures, as well as our assumptions regarding demographic shifts, growth in the availability and capacity of Internet infrastructure internationally and the general economic climate. If any of these assumptions proves to be inaccurate, including as a result of the extent of the current global economic slowdown, our revenue growth could be significantly lower than expected.

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
•the mix of products sold and our use of freemium promotions for those products;
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
•costs and integration issues associated with our recent acquisitions of Sellbrite, Over and Uniregistry, our pending acquisition of Neustar’s registry business, and any other acquisitions we may make;
•changes in legislation affecting our collection of indirect taxes both in the U.S. and in foreign jurisdictions;
•increases in rates of failed sales on our aftermarket platform for transactions in which we act as the primary obligor, resulting in higher than expected domain portfolio assets;
•timing of expenses;
•macroeconomic conditions and the impact on the worldwide economy and our financial results as a result of the COVID-19 pandemic;

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
We had net income of $138 million, $82 million and $140 million in 2019, 2018 and 2017 respectively. While we have experienced revenue growth over these same periods, we may not be able to sustain or increase our growth or maintain profitability in the future or on a consistent basis, including as a result of the impact of the COVID-19 pandemic on customer demand for our products and our costs associated with modifying our operations, including moving all personnel to work remotely, in response to COVID-19. We have incurred substantial expenses and expended significant resources upfront to market, promote and sell our products. We also expect to continue to invest for future growth. In addition, we expect to continue to incur significant accounting, legal and other expenses as a public company.
As a result of our increased expenditures, we will have to generate and sustain increased revenue to maintain future profitability. Maintaining profitability will require us to ensure revenues continue to increase while managing our cost structure and avoiding significant liabilities. Revenue growth may slow or decline, or we may incur significant losses in the future for a number of possible reasons, including general macroeconomic conditions such as the COVID-19-related global economic slowdown, increased competition, a decrease in the growth of the markets in which we operate, or if we fail for any reason to continue to capitalize on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline.
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
Our ability to obtain any financing will depend on a number of factors, including market conditions, our operating performance, investor interest and, in the case of debt financing, interest rates and our credit rating. Any additional funding may not be available to us on acceptable terms or at all. If financing is not available, we may be required to reduce expenditures, including curtailing our growth strategies, foregoing acquisitions or reducing our product development efforts. If we succeed in raising additional funds through the issuance of equity or equity-linked securities, then existing stockholders could experience substantial dilution. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences and privileges senior to those of the holders of our Class A common stock. In addition, any such issuance could subject us to restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Further, to the extent we incur additional indebtedness or such other obligations, the risks associated with our substantial leverage described elsewhere in this filing, including our possible inability to service our debt, would increase. Although our credit agreements and the indenture governing our senior notes limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and may be amended with the consent of the requisite lenders or holders, as applicable. Accordingly, under certain circumstances, the amount of additional indebtedness that we may incur may be substantial.
Because we are generally required to recognize revenue for our products over the term of the applicable agreement, changes in our sales may not be immediately reflected in our operating results.
As described in Note 2 to our audited financial statements, we generally recognize revenue from our customers ratably over the respective terms of their subscriptions in accordance with GAAP. Our subscription terms average one year, but can range from monthly terms to multi-annual terms of up to 10 years depending on the product. Accordingly, increases in sales during a particular period do not translate into immediate, proportional increases in revenue during such period, and a substantial portion of the revenue we recognize during a quarter is derived from deferred revenue from customer subscriptions we entered into during previous quarters. As a result, our margins may suffer despite substantial sales activity during a particular period, since GAAP does not permit us to recognize all of the revenue from our sales immediately. Conversely, a decline in new or renewed subscriptions in any one quarter may not be reflected in our revenue for that quarter and the existence of substantial deferred revenue may prevent deteriorating sales activity from becoming immediately observable in our statements of operations. As a result of the COVID-19 pandemic, we lowered our revenue guidance for the second quarter of 2020 and withdrew our full fiscal year 2020 guidance. In addition, we may not be able to adjust spending in a timely manner to compensate for any unexpected sales shortfall, and any significant shortfall relative to planned expenditures could negatively impact our business and results of operations.
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
We expect there will continue to be newly enacted and proposed laws and regulations as well as emerging industry standards concerning privacy, data protection and information security in the U.S., the E.U. and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Such laws, regulations, standards and other obligations could impair our ability to, or the manner in which we, collect or use information we utilize to target advertising to our customers, thereby having a negative impact on our ability to maintain and grow our total customers and increase revenue. For example, California recently enacted the CCPA that, among other things, requires covered companies to provide new disclosures to California consumers and afford such consumers new rights, including the right to opt-out of certain sales of personal information or opt-into certain financial incentive programs. The enforcement of the CCPA by the California Attorney General is anticipated to begin on July 1, 2020. The CCPA has been amended on multiple occasions and is the subject of proposed regulations of the California Attorney General that have yet to be finalized. We cannot fully predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Future restrictions on the collection, use, sharing or disclosure of our users' data or additional requirements for express or implied consent of users for the use, disclosure or other processing of such information could increase our operating expenses, require us to modify our products, possibly in a material manner, or stop offering certain products, and could limit our ability to develop and implement new product features.
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
As of December 31, 2019, we had 617 registered trademarks in 68 countries; we have filed a trademark application for the new GoDaddy logo and mark and a word mark application for Open We Stand. We have also registered, or applied to register, the trademarks associated with several of our leading brands in the U.S. and in certain other countries, including for our new logo launched in January 2020, the "Go." Competitors and others may have adopted, and in the future may adopt, tag lines or service or product names similar to ours, which could impede our ability to build our brands' identities and possibly lead to confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered and common law trademarks or trademarks incorporating variations of the terms or designs of one or more of our trademarks and opposition filings made when we apply to register our trademarks.
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
In addition to intellectual property claims, we are also involved in other types of litigation and claims, including claims relating to commercial disputes, consumer protection and employment, such as harassment. For example, we have faced or continue to face claims related to the Fair Labor Standards Act, the Telephone Consumer Protection Act, the Americans with Disabilities Act and the Arizona Consumer Fraud Act (and similar federal, state and international consumer protection statutes). We recently entered into an agreement in principle to settle three class action complaints alleging violations of the Telephone Consumer Protection Act, pursuant to which we will make available a total of up to $35.0 million to pay: (i) class members, at their election, either a cash settlement or a credit to be used for future purchases of products from us, (ii) an incentive payment to the class representative, (iii) notice and administration costs in connection with the settlement, and (iv) attorneys' fees and expenses to legal counsel representing the class (see Part I, Item 1 for additional details). Plaintiffs in such current and future litigation matters often file such lawsuits on behalf of a putative or certified class and typically claim substantial statutory damages and attorneys' fees, and often seek changes to our products, features or business practices. As a result, although the results of any such current or future litigation, regardless of the underlying nature of the claims, cannot be predicted with certainty, the final outcome of any current or future claims or lawsuits we face could adversely affect our business, financial condition and results of operations. Any negative outcome from claims or litigation, including settlements, could result in payments of substantial monetary damages or fines, attorneys' fees or costly and significant and undesirable changes to our products, features, marketing efforts or business practices. As we expand our international operations, we have experienced an increase in litigation occurring outside of the United States, due in part to consumer-friendly laws and regulations in certain countries and legal systems with limited experience with claims related to the domain industry. Defending such litigation is costly and time consuming. The final outcome of such litigation may not be the same as similar litigation in the U.S., which may have an adverse effect on our business, financial condition and results of operations. Further, claims or litigation brought against our customers or business partners may subject us to indemnification obligations or obligations to refund fees to, and adversely affect our relationships with, our customers or business partners. Such indemnification or refund obligations or litigation judgments or settlements that result in the payment of substantial monetary damages, fines and attorneys' fees may not be sufficiently covered by our insurance policies if at all.
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
Our products depend on the ability of our customers to access the Internet. Currently, this access is provided by companies having significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies and government-owned service providers. Some of these providers have the ability to take measures including legal actions, that could degrade, disrupt or increase the cost of user access to certain of our products by restricting or prohibiting the use of their infrastructure to support our offerings, charging increased fees to our users to provide our offerings, or regulating online speech. In some jurisdictions, such as China, our products and services may be subject to government-initiated restrictions, fees or blockages. Such interference could result in a loss of existing users, advertisers and goodwill, could result in increased costs and could impair our ability to attract new users, thereby harming our revenue and growth. Moreover, the adoption of any laws or regulations adversely affecting the growth, popularity or use of the Internet, including laws impacting Internet neutrality, could decrease the demand for our products and increase our operating costs. The legislative and regulatory landscape regarding the regulation of the Internet and, in particular, Internet neutrality, in the U.S. is subject to uncertainty.
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
We believe a critical contributor to our success has been our corporate culture, which we believe fosters innovation, creativity, a customer-centric focus, collaboration and loyalty. Our corporate culture is central to our devoted GoDaddy Guides, which is a key component of the value we offer our customers. As we continue to evolve our business, expand our global footprint and rely more on remote workers, we may find it difficult to maintain these important aspects of our corporate culture, which could limit our ability to innovate and operate effectively. Difficulty in preserving our corporate culture will be exacerbated as we continue to expand internationally, grow our employee base and expand our solutions. As a result of the COVID-19 pandemic, all of our personnel, including our GoDaddy Guides, are working remotely, which could negatively affect our culture. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, continue to perform at current levels or execute on our business strategy.
If we are unable to hire, retain, manage and motivate qualified personnel, our business would suffer.
Our future success and ability to innovate depends, in part, on our ability to continue to hire, retain, manage and motivate highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel or delays in hiring required personnel, may seriously harm our business, financial condition and operating results. Our ability to continue to attract and retain highly skilled personnel, specifically employees with technical and engineering skills and employees with language skills and cultural knowledge of the geographic markets we have recently expanded to or that we intend to expand to in the near future, will be critical to our future success. Additionally, due to the COVID-19 pandemic, we have temporarily closed offices and required all personnel to work remotely. We may experience difficulties onboarding new employees, managing employees and maintaining our culture while we work remotely.

Competition for highly skilled personnel is frequently intense, particularly in U.S. tech hubs such as the San Francisco Bay area, Seattle and the Boston area. Competition may be exacerbated by intensified restrictions on travel and social distancing during the COVID-19 pandemic and other future health crises. To the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information. We are limited in our ability to recruit global talent by U.S. immigration laws, including those related to H1-B visas. The demand for H-1B visas to fill highly-skilled IT and computer science jobs is greater than the number of H-1B visas available each year. In addition, the regulatory environment related to immigration under the current presidential administration may increase the likelihood that immigration laws may be modified to further limit the availability of H1-B visas. If a new or revised visa program is implemented, it may impact our ability to recruit, hire and retain qualified skilled personnel, which could adversely impact our business, operating results and financial condition.
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
General macro-economic conditions, such as a recession or economic slowdown in the U.S. or internationally, including as a result of the COVID-19 pandemic, could adversely affect demand for our products and make it difficult to accurately forecast and plan our future business activities. Spending patterns of small businesses and independent ventures, which make up a substantial portion of our customer base, are difficult to predict and are sensitive to the general economic climate, the economic outlook specific to small businesses and ventures, the then-current level of profitability experienced by these groups and overall consumer confidence. As a result of the current global economic slowdown, our customers may not be able to afford to renew existing products or buy additional products, or they may turn to lower-cost offerings from our competitors. Our higher-priced services and aftermarket offerings have been, and may continue to be, negatively impacted by COVID-19 as customers become more price-conscious. In addition, our customers may be affected by changes in trade policies, treaties, government regulations and tariffs. Trade protection measures, retaliatory actions, tariffs and increased barriers, policies favoring domestic industries, or increased import or export licensing requirements or restrictions could have a negative effect on the overall macro economy and our customers, which could have an adverse impact on our operating results.
To the extent conditions in the national and global economy change, our business could be harmed as current and potential customers may reduce or postpone spending or choose not to purchase or renew subscriptions to our products which they may consider discretionary. To the extent conditions in the national and global economy change, our business could be harmed as current and potential customers may reduce or postpone spending or choose not to purchase or renew subscriptions to our products which they may consider discretionary. In March 2017, the U.K. formally notified the E.U. of its intention to leave the EU pursuant to Article 50 of the Treaty on European Union (Brexit). The U.K. ceased to be an EU Member State on January 31, 2020, but enacted a Data Protection Act substantially implementing the GDPR, effective in May 2018, which was further aimed to align more substantially with the GDPR following Brexit. It is unclear how U.K. data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the U.K. will be regulated. In addition, some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services. It is possible the level of economic activity in this region will be adversely impacted, our customers' use of our products and their ventures could be adversely impacted and we could face increased exposure to foreign currency risks, each of which could adversely affect our operating results. Moreover, it is unclear the extent to which the COVID-19 pandemic may impact Brexit. For example, registrants with .eu domains will be required to update their contact information with an address in the E.U. or risk forfeiting those domains; registrants of domains with other European-based country code TLDs may be required to do the same.
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
Changes in our products or changes in export and import regulations, or changes in the global environment, such as the COVID -19 pandemic, may create delays in the introduction and sale of our products in international markets or, in some cases, prevent the sale of our products to certain countries, governments or persons altogether. Any change in export or import regulations, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our products or decreased ability to sell our products to existing or potential customers. Any decreased use of our products or limitation on our ability to sell our products internationally could adversely affect our growth prospects.
If we are found to be in violation of the export controls laws and regulations or economic sanctions laws and regulations, penalties may be imposed against us and our employees, including loss of export privileges and monetary penalties, which could have a material adverse effect on our business. We could also be materially and adversely affected through penalties, reputational harm, loss of access to certain markets, or otherwise if we are found to have violated these laws and regulations.
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
A significant natural disaster, such as an earthquake, fire or flood could have a material adverse impact on our business, operating results and financial condition. Natural disasters could lead to significant power outages and otherwise affect our data centers as well as our infrastructure vendors' abilities to provide connectivity and perform services on a timely basis. In the event our or our service providers' IT systems' abilities are hindered by any of the events discussed above, we and our customers' websites could experience downtime, and our products could become unavailable. In addition, acts of terrorism, pandemics such as COVID-19 and other geopolitical unrest could cause disruptions in our business or the business of our infrastructure vendors, partners or customers or the economy as a whole. Any disruption in the business or operations of our data center hosting providers or customers could have a significant adverse effect on our operating results and financial performance. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be ineffective in the event of such a disaster.

Our business could be negatively impacted as a result of shareholder activism.
In recent years, shareholder activists have become involved in numerous public companies. Shareholder activists frequently propose to involve themselves in the governance, strategic direction and operations of companies. Shareholder activists may be more aggressive during economic downturns, including of the current global economic slowdown resulting from COVID-19. We may in the future become subject to such shareholder activism and demands. Such demands may disrupt our business and divert the attention of management and employees, and any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, be exploited by our competitors, cause concern to our current or potential customers and make it more difficult to attract and retain qualified personnel and business partners, all of which could negatively impact our business. Shareholder activism could result in substantial costs. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals of our business.
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
•our pending acquisition of the registry business of Neustar, resulting in the vertically integrated operation of a registrar and registry, could lead to increased regulatory scrutiny;
•governments and governmental authorities may impose requirements for, or prohibit, the registration of domain names containing certain words or phrases;
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
Each registry typically imposes a fee in association with the registration of each domain name. For example, VeriSign, the registry for .com and .net, has a current list price of $7.85 annually for each .com registration, and ICANN currently charges $0.18 annually for most domain names registered in the gTLDs falling within its purview. In 2016, VeriSign and ICANN agreed

VeriSign will continue to be the exclusive registry for the .com gTLD through November 2024. In 2018, Verisign and the U.S. Department of Commerce agreed to extend their Cooperative Agreement through 2024. As part of that extension, Verisign has the right to raise .com wholesale prices up to 7% (per registration year) each year starting in November 2020, subject to ICANN's approval. In March 2020, VeriSign and ICANN amended the .COM registry agreement to allow fees to be increased to no more than $10.26 annually for each .com registration; while Verisign has said it won't increase fees in 2020, we do expect fees to increase in early 2021. As a result, costs to our customers could be higher, which could have an adverse impact on our results of operations. We have no control over ICANN, VeriSign or any other domain name registries and cannot predict their future fee structures.
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

As of March 31, 2020, we have recorded a liability under the TRAs of $175.3 million payable to certain pre-IPO owners. This is the amount of liability we currently deem probable and estimable, which takes into account limitations on our use of the favorable tax attributes due to limitations of taxable income. Because we anticipate these favorable tax attributes being greater than our taxable income, the excess deductions allocated to us will increase the amount of our NOL carryforwards. We have determined it is more-likely-than- not we will be unable to utilize all of our DTAs subject to the TRAs; therefore, we have not recorded a liability under the TRAs related to the tax savings we may realize from the utilization of NOL carryforwards and the amortization related to basis adjustments created by exchanges of LLC Units. If utilization of these DTAs becomes more-likely-than-not in the future, at such time, we will record liabilities under the TRAs of up to an additional $1,119.5 million as a result of basis adjustments under the Internal Revenue Code and up to an additional $459.1 million related to the utilization of NOL and credit carryforwards, which will be recorded through charges to our statements of operations. However, if these tax attributes are not utilized in future years, it is reasonably possible no amounts would be paid under the TRAs. In this scenario, the reduction of the liability under the TRAs would result in a benefit to our statements of operations.
The payment obligations under the TRAs are obligations of GoDaddy Inc., and we expect the payments we are required to make under the TRAs will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits subject to the TRAs, we expect the tax savings associated with (1) the pre-IPO organizational transactions and (2) both completed and future exchanges of LLC Units (together with the corresponding shares of Class B common stock) as described above would aggregate to approximately $2.0 billion over 15 years, based on the December 31, 2019 closing price of $67.92 per share of our Class A common stock and assuming all exchanges occurred on such date. Under such scenario, we would be required to pay the other parties to the TRAs approximately 85% of such amount, or approximately $1.7 billion, over such 15 year period. The actual amounts may differ from these hypothetical amounts, as the potential future tax savings we will be deemed to realize, and TRA payments to be made by us, will be calculated based in part on the market value of our Class A common stock at the time of exchange and the prevailing applicable U.S. federal tax rate (plus the assumed combined state and local tax rate) applicable to us over the life of the TRAs and will be dependent on our generating sufficient future taxable income to realize the benefits. Payments under the TRAs are not conditioned on Desert Newco's pre-IPO owners' continued ownership of LLC Units.
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
Technology stocks have historically experienced high levels of volatility. The trading price of our Class A common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Since shares of our Class A common stock were sold in our IPO in April 2015 at a price of $20.00 per share, the reported high and low sales prices of our Class A common stock have ranged from $21.04 to $84.97 per share through March 31, 2020, and our closing stock price was $57.11 per share on March 31, 2020. Factors that may cause the market price of our Class A common stock to fluctuate include:
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
•major catastrophic events, including those resulting from war, incidents of terrorism, outbreaks of pandemic diseases, such as COVID-19, or responses to these events;
•sales of large blocks of our stock; or
•departures of key personnel.
In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, for example, as a result of the COVID-19 pandemic, the trading price of our Class A common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our Class A common stock might also decline in reaction to events affecting other companies in our industry even if these events do not directly affect us.
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
In November 2018, our board of directors approved the repurchase of up to $500.0 million of our Class A common stock. In October 2019, our board of directors approved the repurchase of up to an additional $500.0 million of our Class A common stock. As of April 2020, we have fully utilized both of these repurchase authorizations. In May 2020, our board of directors approved the repurchase of up to an additional $500.0 million of our Class A common stock. Under this or any other future share repurchase programs, we may make share repurchases through a variety of methods, including open share market purchases, block transactions or privately negotiated transactions, in accordance with applicable federal securities laws. Future share repurchase programs may have no time limit, may not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.

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
Our substantial indebtedness, including our credit facility and the 5.25% unsecured senior notes due in December 2027 (the Senior Notes), could have a material adverse effect on our business and financial condition, including:
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
We may incur significant additional indebtedness in the future, which would exacerbate the leverage risks described above. Although the agreements governing our indebtedness contain restrictions on our incurrence of additional indebtedness and entry into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions and we may amend such agreements with the consent of the requisite parties thereto. In addition, these restrictions also do not prevent us from incurring certain obligations, such as trade payables.
The agreements governing our indebtedness impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities and making payments on our indebtedness.
The agreements governing our indebtedness, including our credit facility and the Senior Notes, impose significant operating and financial restrictions on us. These restrictions limit the ability of our subsidiaries, and effectively place restrictions on our ability to, among other things:
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
As a result of the restrictions described above, we will be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. There can be no assurance that we will be able to comply with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the applicable lenders or holders or amend the covenants. Our failure to comply with these restrictive covenants as well as other terms of our indebtedness or the terms of any future indebtedness could result in a default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or are unable to refinance these borrowings, our results of operations and financial condition could be adversely affected.
Our ability to service our indebtedness and, in particular, repay such indebtedness at maturity will depend on our cash flow from operations and our compliance with the agreements governing our indebtedness.
Economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond our control, may have an adverse effect on our future operating performance and cash flows, which could adversely affect our ability to service our indebtedness and repay such indebtedness at maturity. If we do not generate sufficient cash to service our indebtedness and repay such indebtedness at maturity, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to restructure or refinance our debt will depend on the credit or capital markets and our financial condition at such time. Any refinancing of our debt could result in higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Global economic conditions have in the past resulted in the actual or perceived failure or financial difficulties of many financial institutions. As such, it may be difficult to find other sources of capital if needed. The terms of the agreements governing our indebtedness or any such future agreements we may enter into may restrict us from adopting some of these alternatives. In addition, any failure to make scheduled payments on our indebtedness would likely result in a reduction of our credit rating, which could harm our ability to access additional capital on commercially reasonable terms or at all.
Each of our subsidiaries is a distinct legal entity and may be subject to legal or contractual restrictions limiting their ability to make distributions to us, which could negatively affect our ability to service our indebtedness and repay such indebtedness at maturity. For example, our restricted subsidiaries may be able to incur encumbrances containing restrictions on their ability to pay dividends or make other intercompany payments to us. In the event we do not receive sufficient cash from our subsidiaries, we will be unable to make required payments on our indebtedness. In addition, if we repatriate funds from our international subsidiaries to service our indebtedness, we may be subject to a higher effective tax rate, which could negatively affect our results of operations and financial condition.
In the event of a default under our credit facility, Senior Notes or any future agreements governing our indebtedness and our failure to obtain a waiver of such default, our lenders or holders could exercise their right to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, which could have a negative impact on our ability to operate our business. In addition, the lenders under our credit facility could also elect to terminate their commitments, cease making further loans and institute foreclosure proceedings, and we may, as a result, seek protection under the U.S. bankruptcy code.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Activity during the three months ended March 31, 2020 pursuant to our share repurchase programs was as follows:

Period	Total Number of Shares Purchased (in thousands)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs (in millions)
January 1 - January 31	—		N/A	—
February 1 - February 29	—		N/A	—
March 1 - March 31	7,341		$54.21	7,341
Total	7,341	7341		7,341	$143.7

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1+	Offer Letter, dated February 7, 2020, between GoDaddy Inc. and Leah Sweet	8-K	001-36904	10.1	2/10/2020
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	The certifications attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of GoDaddy Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GODADDY INC.

Date:	May 6, 2020	/s/ Ray E. Winborne
Ray E. Winborne
Chief Financial Officer