Form 10-Q
period 2020-06-30
GoDaddy Inc.
filed 2020-08-06
CIK 1609711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2020, there were 166,822,952 shares of GoDaddy Inc.'s Class A common stock, $0.001 par value per share, outstanding and 1,119,822 shares of GoDaddy Inc.'s Class B common stock, $0.001 par value per share, outstanding.

GoDaddy Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2020

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
•our ability to integrate acquisitions, including our recent acquisition of the registry business of Neustar Inc., and our entry into a new line of business;
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
•interest rate changes;
•the payments we will make to settle our obligations under the tax receivable agreements (TRAs);

NOTE ABOUT FORWARD-LOOKING STATEMENTS (continued)

•the future trading prices of our Class A common stock;
•our expectations regarding the outcome of any litigation;
•the amount and timing of any repurchases of our Class A common stock under our share repurchase programs;
•the length and severity of the novel coronavirus (COVID-19) pandemic and its impact on our business, customers and employees;
•the effectiveness of our June 2020 restructuring efforts;
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

OUR RESPONSE TO THE COVID-19 PANDEMIC

In March 2020, the World Health Organization designated COVID-19 as a global pandemic. Since that time, governments around the world have mandated orders to slow the transmission of the virus, which, at times, have included "shelter-in-place" orders or quarantines. Additionally, significant restrictions have been placed on office work, travel and commercial activities, many of which are ongoing or have been reinstated as outbreaks emerge in new areas across the world. Certain cities and countries have experienced improvement as a result of these mitigation strategies. However, significant uncertainty remains with respect to: i) the duration of the virus and the availability of effective treatments or a vaccine; ii) the duration and parameters of governmental measures put in place to control the spread of the virus; and iii) the future economic impacts that will be sustained. Such uncertainty has caused volatility within the financial markets as well as had a significant negative impact on the global economic and operating environment, including the United States officially entering a recession in June 2020.
We have implemented a variety of measures to ensure the availability and functioning of our critical infrastructure to promote the safety and security of our employees and to support the communities in which we operate. These measures include the cancellation of CloudFest and requiring remote working arrangements for nearly all of our employees as well as for our third-party GoDaddy Guides. We continue to follow the guidance of national and local government leaders, as well as health experts, to best determine when to start bringing our employees back into the office. To date, incremental costs associated with these remote working arrangements have not been material. We also continue to commit significant resources to our #OpenWeStand movement to support small businesses dealing with the impact of COVID-19 and connect our customers with resources to help their businesses.
The pandemic exacerbated the challenges we face in U.S. outbound sales, specifically, soft customer demand for certain higher-priced, do-it-for-you services such as GoDaddy Social, and reduced the effectiveness of our U.S. outbound calling process. Given these challenges and the continued uncertainty surrounding the pandemic, we implemented a restructuring plan to address the sustainability of our U.S. outbound sales and operations, as further discussed in Note 13 to our financial statements.
Due to the rapidly changing business environment, unprecedented market volatility and other circumstances resulting from this pandemic, including the impact on customer demand and employee productivity, we are currently unable to fully determine the extent of its impact on our business in future periods. The potential effects of COVID-19 could impact us in a number of ways including, but not limited to, reductions to our sales or profitability, less demand for certain of our products, the introduction of new laws and regulations affecting our business, fluctuations in foreign currency and interest rates, the availability and costs of future borrowings, increased credit risks of our customers and counterparties and potential impairment of the carrying value of goodwill or other indefinite-lived intangible assets. In particular, the current global economic slowdown has had a negative impact on subscriptions for certain of our higher-priced services. In addition, moving our GoDaddy Guides to work remotely has had a negative impact on that team’s productivity and new sales. We are actively monitoring the rapidly evolving situation and its potential impacts on our financial position, results of operations and cash flows. Given the evolving health, economic, social and governmental environments, the potential impact COVID-19 could have on our business remains uncertain.
See "Risk Factors" for additional information on the risks we may face associated with COVID-19.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
GoDaddy Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except shares in thousands and per share amounts)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$772.7	$1,062.8
Short-term investments	—	23.6
Accounts and other receivables	33.4	30.2
Registry deposits	27.7	27.2
Prepaid domain name registry fees	401.7	382.6
Prepaid expenses and other current assets	69.0	48.9
Total current assets	1,304.5	1,575.3
Property and equipment, net	248.8	258.6
Operating lease assets	154.4	196.6
Prepaid domain name registry fees, net of current portion	181.5	179.3
Goodwill	3,044.3	2,976.5
Intangible assets, net	1,136.7	1,097.7
Other assets	21.9	17.2
Total assets	$6,092.1	$6,301.2
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$76.0	$72.3
Accrued expenses and other current liabilities	369.2	366.0
Deferred revenue	1,659.0	1,544.4
Long-term debt	18.1	18.4
Payable pursuant to tax receivable agreements	850.0	—
Total current liabilities	2,972.3	2,001.1
Deferred revenue, net of current portion	697.5	654.4
Long-term debt, net of current portion	2,368.0	2,376.8
Operating lease liabilities, net of current portion	181.4	192.9
Payable pursuant to tax receivable agreements, net of current portion	—	175.3
Other long-term liabilities	38.0	17.7
Deferred tax liabilities	89.4	100.9
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value - 50,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value - 1,000,000 shares authorized; 166,751 and 172,867 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	0.2	0.2
Class B common stock, $0.001 par value - 500,000 shares authorized; 1,120 and 1,490 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	1,164.5	1,003.5
Accumulated deficit	(1,326.1)	(153.5)
Accumulated other comprehensive loss	(99.9)	(78.2)
Total stockholders' equity attributable to GoDaddy Inc.	(261.3)	772.0
Non-controlling interests	6.8	10.1
Total stockholders' equity	(254.5)	782.1
Total liabilities and stockholders' equity	$6,092.1	$6,301.2
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except shares in thousands and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Domains	$369.6	$334.4	$725.5	$654.0
Hosting and presence	292.2	279.8	589.4	548.7
Business applications	144.6	123.0	283.5	244.5
Total revenue	806.4	737.2	1,598.4	1,447.2
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	289.4	254.6	566.5	491.0
Technology and development	135.9	127.2	270.4	251.2
Marketing and advertising	104.4	90.3	197.5	180.6
Customer care	83.8	87.6	169.0	177.9
General and administrative	82.2	104.8	167.7	197.8
Restructuring charges	39.4	—	39.4	—
Depreciation and amortization	48.4	53.8	100.6	111.0
Total costs and operating expenses	783.5	718.3	1,511.1	1,409.5
Operating income	22.9	18.9	87.3	37.7
Interest expense	(19.4)	(23.1)	(40.6)	(47.5)
Tax receivable agreements liability adjustment	(674.7)	—	(674.7)	8.7
Loss on debt extinguishment	—	(14.5)	—	(14.5)
Other income (expense), net	(1.1)	5.2	(2.5)	11.4
Loss before income taxes	(672.3)	(13.5)	(630.5)	(4.2)
Benefit (provision) for income taxes	(0.9)	0.8	0.5	4.7
Net income (loss)	(673.2)	(12.7)	(630.0)	0.5
Less: net income (loss) attributable to non-controlling interests	—	(0.1)	0.3	0.2
Net income (loss) attributable to GoDaddy Inc.	$(673.2)	$(12.6)	$(630.3)	$0.3
Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock:
Basic	$(4.06)	$(0.07)	$(3.72)	$—
Diluted	$(4.06)	$(0.07)	$(3.72)	$—
Weighted-average shares of Class A common stock outstanding:
Basic	165,845	176,007	169,479	173,517
Diluted	165,845	176,007	169,479	183,874
___________________________
(1) Costs and operating expenses include equity-based compensation expense as follows:
Cost of revenue	$0.2	$0.2	$0.3	$0.2
Technology and development	22.0	20.3	43.1	40.3
Marketing and advertising	5.4	4.1	10.0	8.4
Customer care	3.3	2.6	5.9	5.2
General and administrative	17.7	14.4	34.7	34.4
Total equity-based compensation expense	$48.6	$41.6	$94.0	$88.5
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(673.2)	$(12.7)	$(630.0)	$0.5
Foreign exchange forward contracts gain (loss), net	(8.0)	—	6.3	0.8
Unrealized swap gain (loss), net (net of tax effect of $(2.9) million and $1.1 million for the three and six months ended June 30, 2020, respectively)	(4.1)	(10.1)	7.6	(11.1)
Change in foreign currency translation adjustment	(10.7)	(21.5)	(35.6)	6.3
Comprehensive loss	(696.0)	(44.3)	(651.7)	(3.5)
Less: comprehensive income (loss) attributable to non-controlling interests	(0.1)	(0.4)	0.3	0.6
Comprehensive loss attributable to GoDaddy Inc.	$(695.9)	$(43.9)	$(652.0)	$(4.1)
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Stockholders' Equity (unaudited)
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	172,867	$0.2	1,490	$—	$1,003.5	$(153.5)	$(78.2)	$10.1	$782.1
Impact of adoption of credit losses accounting standard	—	—	—	—	—	(0.6)	—	—	(0.6)
Net income	—	—	—	—	—	42.9	—	0.3	43.2
Equity-based compensation, including amounts capitalized	—	—	—	—	46.0	—	—	—	46.0
Stock option exercises	724	—	—	—	16.0	—	—	(0.7)	15.3
Repurchases of Class A common stock	(7,341)	—	—	—	—	(398.0)	—	—	(398.0)
Exchanges of LLC Units	204	—	(204)	—	1.4	—	—	(1.4)	—
Impact of derivatives, net	—	—	—	—	—	—	26.0	—	26.0
Change in foreign currency translation adjustment	—	—	—	—	—	—	(24.9)	—	(24.9)
Attribution of accumulated other comprehensive income (loss)	—	—	—	—	—	—	(0.1)	0.1	—
Vesting of restricted stock units	1,173	—	—	—	—	—	—	—	—
Balance at March 31, 2020	167,627	0.2	1,286	—	1,066.9	(509.2)	(77.2)	8.4	489.1
Net loss	—	—	—	—	—	(673.2)	—	—	(673.2)
Equity-based compensation, including amounts capitalized	—	—	—	—	49.4	—	—	—	49.4
Stock option exercises	907	—	—	—	29.7	—	—	(0.5)	29.2
Repurchases of Class A common stock	(2,645)	—	—	—	—	(143.7)	—	—	(143.7)
Issuance of Class A common stock under ESPP	302	—	—	—	17.5	—	—	—	17.5
Exchanges of LLC Units	166	—	(166)	—	1.0	—	—	(1.0)	—
Impact of derivatives, net	—	—	—	—	—	—	(12.1)	—	(12.1)
Change in foreign currency translation adjustment	—	—	—	—	—	—	(10.7)	—	(10.7)
Attribution of accumulated other comprehensive income (loss)	—	—	—	—	—	—	0.1	(0.1)	—
Vesting of restricted stock units	394	—	—	—	—	—	—	—	—
Balance at June 30, 2020	166,751	$0.2	1,120	$—	$1,164.5	$(1,326.1)	$(99.9)	$6.8	$(254.5)

GoDaddy Inc.
Condensed Consolidated Statements of Stockholders' Equity (unaudited) (continued)
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	168,549	$0.2	6,254	$—	$699.8	$164.8	$(72.1)	$31.8	$824.5
Impact of adoption of lease accounting standard	—	—	—	—	—	3.3	—	—	3.3
Net income	—	—	—	—	—	12.9	—	0.3	13.2
Equity-based compensation	—	—	—	—	46.9	—	—	—	46.9
Stock option exercises	894	—	—	—	18.3	—	—	(0.7)	17.6
Exchanges of LLC Units	4,601	—	(4,601)	—	8.5	—	(2.6)	(5.9)	—
Tax receivable agreements liability arising from exchanges	—	—	—	—	(9.7)	—	—	—	(9.7)
Impact of derivatives, net	—	—	—	—	—	—	(0.2)	—	(0.2)
Change in foreign currency translation adjustment	—	—	—	—	—	—	27.8	—	27.8
Attribution of accumulated other comprehensive income (loss)	—	—	—	—	—	—	(0.7)	0.7	—
Vesting of restricted stock units and other	1,071	—	—	—	—	—	—	—	—
Adjustment to prior period non-controlling interests allocations	—	—	—	—	51.7	—	(38.5)	(13.2)	—
Balance at March 31, 2019	175,115	0.2	1,653	—	815.5	181.0	(86.3)	13.0	923.4
Net loss	—	—	—	—	—	(12.6)	—	(0.1)	(12.7)
Equity-based compensation	—	—	—	—	41.6	—	—	—	41.6
Stock option exercises	867	—	—	—	20.1	—	—	(0.7)	19.4
Issuance of Class A common stock under ESPP	303	—	—	—	16.6	—	—	—	16.6
Exchanges of LLC Units	87	—	(87)	—	0.3	—	—	(0.3)	—
Impact of derivatives, net	—	—	—	—	—	—	(10.1)	—	(10.1)
Change in foreign currency translation adjustment	—	—	—	—	—	—	(21.5)	—	(21.5)
Attribution of accumulated other comprehensive income (loss)	—	—	—	—	—	—	0.3	(0.3)	—
Vesting of restricted stock units	355	—	—	—	—	—	—	—	—
Balance at June 30, 2019	176,727	$0.2	1,566	$—	$894.1	$168.4	$(117.6)	$11.6	$956.7
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net income (loss)	$(630.0)	$0.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100.6	111.0
Equity-based compensation expense	94.0	88.5
Non-cash restructuring charges	29.0	—
Loss on debt extinguishment	—	14.5
Tax receivable agreements liability adjustment	674.7	(8.7)
Other	18.4	11.4
Changes in operating assets and liabilities, net of amounts acquired:
Registry deposits	0.3	4.0
Prepaid domain name registry fees	(17.5)	(25.7)
Deferred revenue	155.1	157.2
Other operating assets and liabilities	(23.2)	8.3
Net cash provided by operating activities	401.4	361.0
Investing activities
Purchases of short-term investments	—	(40.6)
Maturities of short-term investments	23.7	36.3
Business acquisitions, net of cash acquired	(189.9)	(37.0)
Purchases of property and equipment	(30.7)	(45.9)
Other investing activities	0.3	(1.3)
Net cash used in investing activities	(196.6)	(88.5)
Financing activities
Proceeds received from:
Issuance of Senior Notes	—	600.0
Stock option exercises	44.5	37.0
Issuance of Class A common stock under ESPP	17.5	16.6
Payments made for:
Repurchases of Class A common stock	(541.7)	—
Repayment of term loans	(12.5)	(612.5)
Contingent consideration for business acquisitions	(0.2)	(33.5)
Other financing obligations	(1.6)	(13.0)
Net cash used in financing activities	(494.0)	(5.4)
Effect of exchange rate changes on cash and cash equivalents	(0.9)	(0.7)
Net increase (decrease) in cash and cash equivalents	(290.1)	266.4
Cash and cash equivalents, beginning of period	1,062.8	932.4
Cash and cash equivalents, end of period	$772.7	$1,198.8

Cash paid during the period for:
Interest on long-term debt, net of swap benefit	$36.2	$39.8
Income taxes, net of refunds received	$8.0	$4.2
Amounts included in the measurement of operating lease liabilities	$24.7	$23.5
Supplemental disclosure of non-cash transactions:
Operating lease assets obtained in exchange for operating lease obligations	$11.1	$39.3
Accrued purchases of property and equipment at period end	$3.7	$5.1
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except shares in thousands and per share amounts)

1. Organization and Background
Organization
We are the sole managing member of Desert Newco, and as a result, we consolidate its financial results and report non-controlling interests representing the economic interests held by its other members. The calculation of non-controlling interests excludes any net income attributable directly to GoDaddy Inc. We owned more than 99% of Desert Newco's limited liability company units (LLC Units) as of June 30, 2020.
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
Segment
As of June 30, 2020, our chief operating decision maker function was comprised of our Chief Executive Officer who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance for the entire company. Accordingly, we have a single operating and reportable segment.
2. Summary of Significant Accounting Policies
Capitalized Internal-Use Software Costs
Costs incurred to develop software for internal-use during the application development phase are capitalized to property and equipment and amortized over such software's estimated useful life. Costs related to the design or maintenance of internal-use software are included in technology and development expenses as incurred. During the six months ended June 30, 2020 and 2019, we capitalized $5.6 million and $5.9 million of such costs, respectively.
Assets Recognized from Contract Costs
Fees paid to various registries at the inception of a domain registration or renewal represent costs to fulfill a contract. We capitalize and amortize these prepaid domain name registry fees to cost of revenue consistent with the pattern of transfer of the product to which the asset relates. Amortization expense of such asset was $162.3 million and $151.7 million for the three months ended June 30, 2020 and 2019, respectively, and was $320.7 million and $302.3 million, for the six months ended June 30, 2020 and 2019, respectively.
No other material contract costs were capitalized during any of the periods presented.
Fair Value Measurements
The following tables set forth our material assets and liabilities measured at fair value on a recurring basis:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds and time deposits	$207.7	$—	$—	$207.7
Derivative assets	—	3.6	—	3.6
Total assets measured and recorded at fair value	$207.7	$3.6	$—	$211.3
Liabilities:
Derivative liabilities	$—	$85.2	$—	$85.2
Total liabilities measured and recorded at fair value	$—	$85.2	$—	$85.2

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Reverse repurchase agreements(1)	$—	$70.0	$—	$70.0
Commercial paper	—	102.0	—	102.0
Money market funds and time deposits	444.0	—	—	444.0
Short-term investments:
Commercial paper and other	0.7	22.9	—	23.6
Total assets measured and recorded at fair value	$444.7	$194.9	$—	$639.6
Liabilities:
Derivative liabilities	$—	$93.8	$—	$93.8
Total liabilities measured and recorded at fair value	$—	$93.8	$—	$93.8
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
In August 2018, the FASB issued new guidance aligning the accounting for implementation costs incurred in cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted this guidance on a prospective basis on January 1, 2020. Amounts capitalized during the six months ended June 30, 2020 were not material.
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

3. Business Acquisitions
During the six months ended June 30, 2020, we completed two acquisitions for net cash purchase consideration of $194.1 million, of which $4.2 million is payable in future periods upon expiration of the contractual holdback periods. The acquisitions were not material to our results of operations.
The aggregate purchase price for these acquisitions was preliminarily allocated based upon our assessment of acquisition-date fair values with $95.0 million allocated to goodwill, none of which is tax deductible, $88.5 million to domain portfolio indefinite-lived intangible assets, $27.5 million to other identified finite-lived intangible assets and $16.9 million of net liabilities assumed. The identified finite-lived intangible assets, which primarily consist of developed technology and customer relationships, were valued using income-based approaches. The acquired finite-lived intangible assets have a total weighted-average amortization period of 4.3 years.
The recognition of goodwill was made based on the strategic benefits we expect to realize from the acquisitions. During the measurement period, which will not exceed one year from each closing, we will continue to obtain information, primarily related to income taxes, to assist us in finalizing the acquisition date fair values. Any qualifying changes to our preliminary estimates will be recorded as adjustments to the respective assets and liabilities, with any residual amounts allocated to goodwill.
4. Goodwill and Intangible Assets
The following table summarizes changes in our goodwill balance:

Balance at December 31, 2019	$2,976.5
Goodwill related to acquisitions	95.0
Impact of foreign currency translation	(27.2)
Balance at June 30, 2020	$3,044.3
Intangible assets, net are summarized as follows:

	June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	235.2	n/a	235.2
Finite-lived intangible assets:
Customer-related	794.1	$(477.3)	316.8
Developed technology	157.5	(71.6)	85.9
Trade names and other	79.6	(25.8)	53.8
	$1,711.4	$(574.7)	$1,136.7

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	148.1	n/a	148.1
Finite-lived intangible assets:
Customer-related	838.4	$(475.6)	362.8
Developed technology	151.5	(67.3)	84.2
Trade names and other	81.4	(23.8)	57.6
	$1,664.4	$(566.7)	$1,097.7
Amortization expense was $29.1 million and $31.2 million for the three months ended June 30, 2020 and 2019, respectively, and was $62.3 million and $62.0 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the weighted-average remaining amortization period for amortizable intangible assets was 66 months for customer-related intangible assets, 39 months for developed technology and 78 months for trade names and other, and was 62 months in total.
Based on the balance of finite-lived intangible assets at June 30, 2020, expected future amortization expense is as follows:

Year Ending December 31:
2020 (remainder of)	$57.6
2021	94.7
2022	88.9
2023	71.4
2024	60.8
Thereafter	83.1
$456.5

5. Stockholders' Equity
Share Repurchase Programs
In May 2020, our board of directors approved the repurchase of up to an additional $500.0 million of our Class A common stock. We may purchase shares from time to time in open market purchases, block transactions and privately negotiated transactions, in accordance with applicable federal securities laws. Our share repurchase programs have no time limit, do not obligate us to make any repurchases and may be modified, suspended or terminated by us at any time without prior notice. The amount and timing of repurchases are subject to a variety of factors including liquidity, share price, market conditions and legal requirements.
During the six months ended June 30, 2020, we repurchased a total of 9,986 shares of our Class A common stock in the open market pursuant to our prior share repurchase programs, which were retired upon repurchase, for an aggregate purchase price of $541.7 million, including commissions. We have no amounts remaining available under our prior share repurchase programs.
As of June 30, 2020, we have $500.0 million remaining available under our current approved share repurchase program.

6. Equity-Based Compensation
Equity Plans
As of December 31, 2019, 23,363 shares of Class A common stock were available for issuance as future awards under the 2015 Equity Incentive Plan (the 2015 Plan). On January 1, 2020, an additional 6,974 shares were reserved for issuance pursuant to the automatic increase provisions of the 2015 Plan. As of June 30, 2020, 27,176 shares were available for issuance as future awards under the 2015 Plan.
As of December 31, 2019, 3,575 shares of Class A common stock were available for issuance under the 2015 Employee Stock Purchase Plan (the ESPP). On January 1, 2020, an additional 1,000 shares were reserved for issuance pursuant to the automatic increase provisions of the ESPP. As of June 30, 2020, 4,273 shares were available for issuance under the ESPP.
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
The following table summarizes stock option activity:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Grant- Date Fair Value Per Share ($)	Weighted- Average Exercise Price Per Share ($)
Outstanding at December 31, 2019	6,304		38.08
Granted	154	22.33	68.05
Exercised	(1,631)		27.28
Forfeited	(249)		61.86
Outstanding at June 30, 2020	4,578		41.64
Vested at June 30, 2020	2,991		30.58

The following table summarizes stock award activity:

Number of Shares of Class A Common Stock (#)
Outstanding at December 31, 2019	5,240
Granted: RSUs	3,253
Granted: TSR-based PSUs	414
Vested	(1,573)
Forfeited	(411)
Outstanding at June 30, 2020(1)	6,923
_________________________________
(1)Includes financial-based PSUs for which performance targets have not yet been established, and which are not yet considered granted for accounting purposes. The balance of outstanding awards is comprised of the following:

	Number of Shares of Class A Common Stock (#)	Weighted-Average Grant-Date Fair Value Per Share ($)
RSUs	6,004	68.25
TSR-based PSUs	406	106.14
Financial-based PSUs granted for accounting purposes	268	66.93
Financial-based PSUs not yet granted for accounting purposes	245	N/A
Outstanding at June 30, 2020	6,923
At June 30, 2020, total unrecognized compensation expense related to non-vested stock options and stock awards was $24.9 million and $323.6 million, respectively, with expected remaining weighted-average recognition periods of 2.4 years and 2.8 years, respectively. Such amounts exclude PSUs not yet considered granted for accounting purposes.
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
7. Deferred Revenue
Deferred revenue consisted of the following:

	June 30, 2020	December 31, 2019
Current:
Domains	$797.8	$752.7
Hosting and presence	560.6	526.7
Business applications	300.6	265.0
	$1,659.0	$1,544.4
Noncurrent:
Domains	$394.1	$382.2
Hosting and presence	211.1	187.2
Business applications	92.3	85.0
	$697.5	$654.4

The increase in the deferred revenue balance is primarily driven by payments received in advance of satisfying our performance obligations, offset by $484.0 million and $1,106.0 million of revenue recognized during the three and six months ended June 30, 2020, respectively, that was included in the deferred revenue balance as of December 31, 2019. The deferred revenue balance as of June 30, 2020 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied, and is expected to be recognized as revenue as follows:

	Remainder of 2020	2021	2022	2023	2024	Thereafter	Total

Domains	$528.9	$396.5	$123.5	$61.0	$35.8	$46.2	$1,191.9
Hosting and presence	385.0	253.7	83.0	25.2	11.7	13.1	771.7
Business applications	206.9	131.6	40.5	9.0	2.8	2.1	392.9
	$1,120.8	$781.8	$247.0	$95.2	$50.3	$61.4	$2,356.5

8.  Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2020	December 31, 2019
Accrued payroll and employee benefits	$95.7	$116.9
Derivative liabilities	85.2	93.8
Current portion of operating lease liabilities	41.6	39.5
Tax-related accruals	38.0	30.8
Accrued legal and professional	26.4	28.7
Accrued marketing and advertising	24.0	14.7
Accrued acquisition-related expenses and acquisition consideration payable	12.2	8.3
Accrued restructuring costs	10.4	—
Other	35.7	33.3
	$369.2	$366.0

9. Long-Term Debt
Long-term debt consisted of the following:

	June 30, 2020	December 31, 2019
Term Loans (effective interest rate of 3.2% at June 30, 2020 and 4.7% at December 31, 2019)	$1,819.8	$1,832.3
Senior Notes (effective interest rate of 5.4% at June 30, 2020 and December 31, 2019)	600.0	600.0
Revolver	—	—
Total	2,419.8	2,432.3
Less: unamortized original issue discount on long-term debt(1)	(12.0)	(13.2)
Less: unamortized debt issuance costs(1)	(21.7)	(23.9)
Less: current portion of long-term debt	(18.1)	(18.4)
	$2,368.0	$2,376.8
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
At June 30, 2020, we had $600.0 million available for borrowing under the Revolver and were not in violation of any covenants of the Credit Facility.
Senior Notes
Our $600.0 million unsecured senior notes (the Senior Notes) bear interest at 5.25% per annum, payable semiannually on June 1 and December 1. The full principal balance is payable at maturity on December 1, 2027, subject to earlier repurchase or optional redemption, as described in the indenture governing the Senior Notes.
At June 30, 2020, we were not in violation of any covenants of the Senior Notes.
Fair Value
The estimated fair values of the Term Loans and Senior Notes were $1,759.5 million and $613.5 million, respectively, at June 30, 2020 based on observable market prices for these loans, which are traded in less active markets and therefore classified as Level 2 fair value measurements.
Future Debt Maturities
Aggregate principal payments, exclusive of any unamortized original issue discount and debt issuance costs, due on long-term debt as of June 30, 2020 are as follows:

Year Ending December 31:
2020 (remainder of)	$12.5
2021	25.0
2022	25.0
2023	25.0
2024	1,732.3
Thereafter	600.0
$2,419.8

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

We utilize a variety of derivative instruments, all of which are designated as cash flow hedges, including:
•foreign exchange forward contracts to hedge certain forecasted sales transactions denominated in foreign currency, all of which had maturities of 18 months or less at June 30, 2020;
•a cross-currency swap arrangement (the Cross-Currency Swap) used to manage variability due to movements in foreign currency exchange rates related to a Euro-denominated intercompany loan; and
•a pay-fixed rate, receive-floating rate interest rate swap arrangement (the Interest Rate Swap) to effectively convert a portion of our variable-rate debt to fixed.
The risk management strategies related to our use of derivatives are consistent with those described in our 2019 10-K.
The following table summarizes our outstanding derivative instruments on a gross basis:

	Notional Amount		Fair Value of Derivative Assets(2)		Fair Value of Derivative Liabilities(2)
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Derivative Instrument:
Level 2:
Foreign exchange forward contracts	$249.6	$138.9	$3.6	$—	$1.3	$3.3
Cross-currency swap(1)	1,351.3	1,355.8	—	—	35.8	64.1
Interest rate swap	1,282.4	1,289.0	—	—	48.1	26.4
Total hedges	$2,883.3	$2,783.7	$3.6	$—	$85.2	$93.8
_________________________________
(1)The notional values of the cross-currency swap have been translated from Euros to U.S. dollars at the foreign currency rates in effect at June 30, 2020 and December 31, 2019 of approximately 1.12.
(2)In our balance sheets, all derivative assets are recorded within prepaid expenses and other current assets and all derivative liabilities are recorded within accrued expenses and other current liabilities.
The following table summarizes the effect of our designated cash flow hedging derivative instruments on accumulated other comprehensive income (loss) (AOCI):

	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Derivative Instrument:
Foreign exchange forward contracts(1)	$(8.0)	$—	$6.3	$0.8
Cross-currency swap	(7.3)	7.9	30.4	16.5
Interest rate swap	0.3	(18.0)	(21.7)	(27.6)
Total hedges	$(15.0)	$(10.1)	$15.0	$(10.3)
_________________________________
(1)Amounts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.

The following table summarizes the locations and amounts of gains (losses) recognized within earnings related to our cash flow hedging relationships:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Foreign Exchange Forward Contracts:
Reclassified from AOCI into income	$1.2	$—	$—	$0.8	$—	$—
Cross Currency Swap:
Reclassified from AOCI into income(1)	—	7.5	(22.6)	—	7.4	(18.7)
Interest Rate Swap:
Reclassified from AOCI into income	—	(6.4)	—	—	0.1	—
Total hedges	$1.2	$1.1	$(22.6)	$0.8	$7.5	$(18.7)
_________________________________
(1)The amount reflected in other income (expense), net includes $22.4 million and $18.5 million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by the cross-currency swap during the three months ended June 30, 2020 and 2019, respectively.

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Foreign Exchange Forward Contracts:
Reclassified from AOCI into income	$2.0	$—	$—	$1.3	$—	$—
Cross Currency Swap:
Reclassified from AOCI into income(1)	—	15.1	(2.4)	—	14.6	8.8
Interest Rate Swap:
Reclassified from AOCI into income	—	(8.9)	—	—	0.2	—
Total hedges	$2.0	$6.2	$(2.4)	$1.3	$14.8	$8.8
_________________________________
(1) The amount reflected in other income (expense), net includes $2.1 million and $(9.2) million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by the cross-currency swap during the six months ended June 30, 2020 and 2019, respectively.
As of June 30, 2020, we estimate that approximately $2.6 million of net deferred gains related to our designated cash flow hedges will be recognized in earnings over the next 12 months. No amounts were excluded from our effectiveness testing during any of the periods presented.
11.  Leases
Our operating leases primarily consist of office and data center space expiring at various dates through November 2036. Certain leases include options to renew or terminate at our discretion. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of June 30, 2020, operating leases have a remaining weighted average lease term of 8.1 years and our operating lease liabilities were measured using a weighted average discount rate of 5.1%. Finance leases are immaterial.

The components of operating lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating lease costs	$13.9	$12.8	$27.6	$25.5
Variable lease costs	2.4	2.1	4.7	4.6
Sublease income	(0.9)	(1.1)	(1.8)	(1.6)
Net lease costs	$15.4	$13.8	$30.5	$28.5
We recognized an impairment of our operating lease assets during the three months ended June 30, 2020, as further discussed in Note 13.
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
On April 22, 2020, the parties filed statements in response to a request from the Court to refine the class definition, resulting in a reduction in the total number of class members from the original estimated class. Accordingly, we recorded a $2.9 million reduction to general and administrative expenses during the three months ended March 31, 2020, lowering our estimated loss provision for this settlement to $15.1 million, which represented our best estimate of the total settlement costs, inclusive of attorneys' fees to be paid to legal counsel representing the class.
On May 14, 2020, the Court granted approval of the plaintiffs' unopposed motion for preliminary certification of the settlement class, subject to the parties' execution of an amended settlement agreement to remove John Herrick as a class representative. The parties executed such amendment on May 26, 2020, and on June 9, 2020, the Court granted preliminary approval of the final settlement agreement. The Court's order also set October 7, 2020 as the deadline for class members to submit claims and December 14, 2020 as the hearing date regarding final approval of the settlement.
Under the terms of the final settlement agreement, we will make available a total of up to $35.0 million to pay: (i) class members, at their election, either a cash settlement or a credit to be used for future purchases of products from us; (ii) an incentive payment to the class representatives; (iii) notice and administration costs in connection with the settlement; and (iv) attorneys' fees to legal counsel representing the class. Upon final approval, we will receive a full release from the settlement class (other than from those class members who timely elect to opt out of the settlement) concerning the claims asserted, or that could have been asserted, with respect to the claims released in the final settlement agreement.
We made no changes to our estimated loss provision for this settlement during the three months ended June 30, 2020. Our legal fees associated with this matter have been recorded to general and administrative expense as incurred and were not material.
We have denied and continue to deny the allegations in the complaint. Nothing in the final settlement agreement shall be deemed to assign or reflect any admission of fault, wrongdoing or liability, or of the appropriateness of a class action in such litigation.

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
Indemnifications
In the normal course of business, we have made indemnities under which we may be required to make payments in relation to certain transactions, including to our directors and officers to the maximum extent permitted under applicable state laws and indemnifications related to certain lease agreements. In addition, certain advertiser and reseller partner agreements contain indemnification provisions, which are generally consistent with those prevalent in the industry. We have not incurred material obligations under indemnification provisions historically, and do not expect to incur material obligations in the future. Accordingly, we have not recorded any liabilities related to such indemnities as of June 30, 2020 and December 31, 2019.
We include service level commitments to our customers guaranteeing certain levels of uptime reliability and performance for our hosting and premium DNS products. These guarantees permit those customers to receive credits in the event we fail to meet those levels, with exceptions for certain service interruptions including but not limited to periodic maintenance. We have not incurred any material costs as a result of such commitments during any of the periods presented, and have not recorded any liabilities related to such obligations as of June 30, 2020 and December 31, 2019.
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
As of June 30, 2020 and December 31, 2019, our accrual for estimated indirect tax liabilities was $10.1 million and $9.4 million, respectively, reflecting our best estimate of the probable liability based on an analysis of our business activities, revenues subject to indirect taxes and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation or settlements could be materially different than the amounts established for indirect tax contingencies.
13.  Restructuring Charges
In June 2020, we announced a restructuring plan related to our outbound sales and operations and recorded $39.4 million of pre-tax restructuring charges in our statements of operations. These charges included: (i) $10.4 million in severance and related benefits to be paid to, or on behalf of, the impacted employees, as well as professional fees incurred in connection with the restructuring; (ii) a $27.9 million impairment of operating lease assets associated with the closure of our leased offices in Austin, Texas; and (iii) $1.1 million of accelerated depreciation and operating lease assets amortization related to the office closures. We estimate that we will incur up to an additional $5.0 million in severance and related benefits during the third quarter of 2020, bringing the total pre-tax restructuring charges to approximately $44.4 million.
As of June 30, 2020, accrued restructuring costs, which are included in accrued expenses and other current liabilities in our balance sheets, were $10.4 million. We anticipate that substantially all cash payments related to the restructuring will be made prior to September 30, 2020.

14. Income Taxes
We are subject to U.S. federal, state and foreign income taxes with respect to our allocable share of any taxable income or loss of Desert Newco, as well as any stand-alone income or loss we generate. Desert Newco is treated as a partnership for U.S. income tax purposes, and for most applicable state and local income tax purposes, and generally does not pay income taxes in most jurisdictions. Instead, Desert Newco's taxable income or loss is passed through to its members, including us. Despite its partnership treatment, Desert Newco is liable for income taxes in certain foreign jurisdictions in which it operates, in those states not recognizing its pass-through status and for certain of its subsidiaries not taxed as pass-through entities. We have acquired the outstanding stock of various domestic and foreign entities taxed as corporations, which are now wholly-owned by us or our subsidiaries. Where required or allowed, these subsidiaries also file and pay tax as a consolidated group for U.S. federal and state income tax purposes and internationally, primarily within the United Kingdom, Germany and India. We anticipate this structure to remain in existence for the foreseeable future.
Our effective tax rate in 2020 differs from the U.S. federal statutory rate primarily due to changes in valuation allowances based on current year earnings as well as the reversal of $3.4 million of previously-established valuation allowances as a result of acquisitions completed during the six months ended June 30, 2020.
On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief and Economic Security Act (the CARES Act). The CARES Act did not have a material impact on our benefit for income taxes.
During the six months ended June 30, 2020, we completed a research and development (R&D) tax credit study for the 2017, 2018 and 2019 tax years, which resulted in a total tax credit of $79.6 million. However, we do not have sufficient tax liability to utilize the majority of these tax credits; therefore, we have established tax credit carryforwards of $77.8 million. We anticipate generating additional R&D tax credits in the 2020 tax year and beyond.
Based primarily on our limited operating history, our historical tax losses and the inability to forecast excess tax benefits related to equity-based compensation, we believe there is uncertainty as to when we will be able to utilize certain of our net operating losses (NOLs), credit carryforwards and other deferred tax assets (DTAs). Therefore, we have recorded a valuation allowance against the DTAs for which we have concluded it is more-likely-than-not they will not be realized. In determining the need for a valuation allowance, we use historical and forecasted future operating results, based upon approved business plans, including a review of the eligible carryforward periods, and tax planning strategies. Should our estimates for income increase and become positive on a cumulative basis, we would consider that as significant positive evidence which may lead to the release of some or all of the valuation allowance against our DTAs in the future.
Uncertain Tax Positions
During the six months ended June 30, 2020, we established a reserve for an uncertain tax position of $16.0 million relating to pre-acquisition tax periods for an acquisition completed during the period. The acquisition agreements provide indemnification related to pre-acquisition tax exposures in certain circumstances. We also established a reserve for an uncertain tax position of $15.7 million relating to R&D tax credits for prior years. As this reserve relates to a tax credit carryforward, we have recorded the reserve as a reduction to the DTA.
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
15. Payable Pursuant to the TRAs
As described in our 2019 Form 10-K, we are a party to five TRAs with our pre-IPO owners. The TRAs generally require us to pay to such owners, in the aggregate, approximately 85% of any future tax savings we are deemed to realize as a result of tax attributes acquired either in our pre-IPO organizational transactions or as a result of exchanges of LLC Units by such pre-IPO owners for shares of our Class A common stock or cash. Such future tax savings are estimated to total approximately $2.1 billion as of June 30, 2020, based on current tax rates.

On July 31, 2020, we entered into settlement and release agreements with respect to four of the TRAs, and an amendment to the fifth TRA (collectively, the TRA Settlement Agreements), pursuant to which we have settled all liabilities under the TRAs in exchange for aggregate payments totaling $850.0 million. Upon payment of all settlement amounts, we will be released from all obligations to the parties to the TRAs, including the holders of unexchanged LLC Units.
As a result of entering into the TRA Settlement Agreements, we recorded a net charge of $674.7 million to our statements of operations during the three months ended June 30, 2020 to adjust the liability under the TRAs from $175.3 million to the aggregate settlement amount. Substantially all payments under the TRA Settlement Agreements are expected to be made in the third quarter of 2020, and in any event, will be made no later than July 31, 2023.
As a result of the TRA Settlement Agreements, we will retain all of the future cash tax savings from the utilization of the tax attributes we acquired from exchanges of LLC Units subject to the TRAs. In addition, upon execution of the TRA Settlement Agreements, we generated approximately $180.0 million in additional DTAs. However, given that the negative evidence, including cumulative tax losses in recent years, continues to outweigh the positive evidence, we recorded a full valuation allowance against these DTAs. See Note 14 for additional discussion of the valuation allowances associated with our DTAs.
16. Income (Loss) Per Share
Basic income (loss) per share is computed by dividing net income (loss) attributable to GoDaddy Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive shares unless their effect is antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$(673.2)	$(12.7)	$(630.0)	$0.5
Less: net income (loss) attributable to non-controlling interests	—	(0.1)	0.3	0.2
Net income (loss) attributable to GoDaddy Inc.	$(673.2)	$(12.6)	$(630.3)	$0.3
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	165,845	176,007	169,479	173,517
Effect of dilutive securities:
Class B common stock	—	—	—	3,124
Stock options	—	—	—	5,066
RSUs, PSUs and ESPP shares	—	—	—	2,167
Weighted-average shares of Class A Common stock outstanding—diluted	165,845	176,007	169,479	183,874

Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock—basic	$(4.06)	$(0.07)	$(3.72)	$—
Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock—diluted(1):	$(4.06)	$(0.07)	$(3.72)	$—
_________________________________
(1)The diluted income (loss) per share calculations exclude net income (loss) attributable to non-controlling interests.

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted income (loss) per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Class B common stock	1,234	1,601	1,297	—
Options	3,505	6,581	4,078	1,539
RSUs, PSUs and ESPP shares	1,590	1,955	1,586	49
	6,329	10,137	6,961	1,588
Shares of Class B common stock do not share in our earnings and are not participating securities. Accordingly, separate presentation of income (loss) per share of Class B common stock under the two-class method has not been presented. Each share of Class B common stock (together with a corresponding LLC Unit) is exchangeable for one share of Class A common stock.
17. Geographic Information
Revenue by geography is based on the customer's billing address and was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
U.S.	$540.3	$489.5	$1,069.9	$954.4
International	266.1	247.7	528.5	492.8
	$806.4	$737.2	$1,598.4	$1,447.2
No individual international country represented more than 10% of total revenue in any period presented.
Property and equipment, net by geography was as follows:

	June 30, 2020	December 31, 2019
U.S.	$194.5	$200.4
International	54.3	58.2
	$248.8	$258.6
No individual international country represented more than 10% of property and equipment, net in any period presented.

18. Accumulated Other Comprehensive Loss
AOCI activity in equity was as follows:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Total Accumulated Other Comprehensive Income (Loss)
Gross balance as of December 31, 2019(2)	$(54.6)	$(24.3)	$(78.9)
Other comprehensive income (loss) before reclassifications	(35.6)	8.1	(27.5)
Amounts reclassified from AOCI	—	5.8	5.8
Other comprehensive income (loss)	(35.6)	13.9	(21.7)
	$(90.2)	$(10.4)	(100.6)
Less: AOCI attributable to non-controlling interests			0.7
Balance as of June 30, 2020			$(99.9)

Gross balance as of December 31, 2018(2)	$(92.3)	$(22.4)	$(114.7)
Other comprehensive income (loss) before reclassifications	6.4	(35.2)	(28.8)
Amounts reclassified from AOCI	—	24.9	24.9
Other comprehensive income (loss)	6.4	(10.3)	(3.9)
	$(85.9)	$(32.7)	(118.6)
Less: AOCI attributable to non-controlling interests			1.0
Balance as of June 30, 2019			$(117.6)
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
19. Subsequent Events
On August 3, 2020, we completed the previously announced acquisition of the registry business of Neustar Inc. for $215.9 million in cash, subject to final adjustments.

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
COVID-19 Pandemic
As discussed in "Our Response to the COVID-19 Pandemic," we have implemented a variety of measures to attempt to minimize its impact on our business, including a restructuring to address the sustainability of our U.S. outbound sales and operations, which is further described in Note 13 to our financial statements. The extent to which COVID-19 will impact our financial results and operations during the remainder of 2020 and beyond will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the outbreak and the domestic and international actions being taken to contain and treat it. Due to the speed with which the situation continues to evolve, we are currently unable to fully determine the extent of its impact on our business, but the impact could be material to the remainder of 2020 as well as to any future period affected either directly or indirectly by this pandemic. We are actively monitoring the rapidly evolving situation and its potential impacts on our financial position, results of operations and cash flows. See "Risk Factors" for additional information on the risks we may face associated with COVID-19.
Second Quarter Financial Highlights
Below are our key financial highlights for the three months ended June 30, 2020, with comparisons to the three months ended June 30, 2019.
•Total revenue of $806.4 million, an increase of 9.4%, or approximately 10.2% on a constant currency basis(1).
•International revenue of $266.1 million, an increase of 7.4%, or approximately 9.9% on a constant currency basis(1).
•Total bookings(2) of $936.3 million, an increase of 10.7%, or approximately 12.1% on a constant currency basis(1).
•Net loss(3) of $673.2 million.
•Net cash provided by operating activities of $168.1 million, an increase of 4.2%.
(1) Discussion of constant currency is set forth in "Quantitative and Qualitative Disclosures about Market Risk."
(2) A reconciliation of total bookings to total revenue, its most directly comparable GAAP financial measure, is set forth in "Reconciliation of bookings" below.
(3) During the three months ended June 30, 2020, we recorded a $39.4 million restructuring charge, as further described in Note 13 to our financial statements, and a $674.7 million charge as a result of the execution of the TRA Settlement Agreements, as further described in Note 15 to our financial statements.

Results of Operations
The following table sets forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue

Revenue:
Domains	$369.6	45.9%	$334.4	45.4%	$725.5	45.4%	$654.0	45.2%
Hosting and presence	292.2	36.2%	279.8	37.9%	589.4	36.9%	548.7	37.9%
Business applications	144.6	17.9%	123.0	16.7%	283.5	17.7%	244.5	16.9%
Total revenue	806.4	100.0%	737.2	100.0%	1,598.4	100.0%	1,447.2	100.0%
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	289.4	35.9%	254.6	34.5%	566.5	35.4%	491.0	33.9%
Technology and development	135.9	16.9%	127.2	17.3%	270.4	16.9%	251.2	17.4%
Marketing and advertising	104.4	12.9%	90.3	12.2%	197.5	12.4%	180.6	12.5%
Customer care	83.8	10.4%	87.6	11.9%	169.0	10.6%	177.9	12.3%
General and administrative	82.2	10.2%	104.8	14.2%	167.7	10.4%	197.8	13.6%
Restructuring charges	39.4	4.9%	—	—%	39.4	2.5%	—	—%
Depreciation and amortization	48.4	6.0%	53.8	7.3%	100.6	6.3%	111.0	7.7%
Total costs and operating expenses	783.5	97.2%	718.3	97.4%	1,511.1	94.5%	1,409.5	97.4%
Operating income	22.9	2.8%	18.9	2.6%	87.3	5.5%	37.7	2.6%
Interest expense	(19.4)	(2.4)%	(23.1)	(3.1)%	(40.6)	(2.5)%	(47.5)	(3.3)%
Tax receivable agreements liability adjustment	(674.7)	(83.7)%	—	—%	(674.7)	(42.2)%	8.7	0.6%
Loss on debt extinguishment	—	—%	(14.5)	(2.0)%	—	—%	(14.5)	(1.0)%
Other income (expense), net	(1.1)	(0.1)%	5.2	0.7%	(2.5)	(0.2)%	11.4	0.8%
Loss before income taxes	(672.3)	(83.4)%	(13.5)	(1.8)%	(630.5)	(39.4)%	(4.2)	(0.3)%
Benefit (provision) for income taxes	(0.9)	(0.1)%	0.8	0.1%	0.5	—%	4.7	0.3%
Net income (loss)	(673.2)	(83.5)%	(12.7)	(1.7)%	(630.0)	(39.4)%	0.5	—%
Less: net income (loss) attributable to non-controlling interests	—	—%	(0.1)	—%	0.3	—%	0.2	—%
Net income (loss) attributable to GoDaddy Inc.	$(673.2)	(83.5)%	$(12.6)	(1.7)%	$(630.3)	(39.4)%	$0.3	—%
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
The following table presents our revenue for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%

Domains	$369.6	$334.4	$35.2	11%	$725.5	$654.0	$71.5	11%
Hosting and presence	292.2	279.8	12.4	4%	589.4	548.7	40.7	7%
Business applications	144.6	123.0	21.6	18%	283.5	244.5	39.0	16%
Total revenue	$806.4	$737.2	$69.2	9%	$1,598.4	$1,447.2	$151.2	10%
The 9.4% and 10.4% increases in total revenue for the three and six months ended June 30, 2020, respectively, were driven by growth in total customers and average revenue per user. Acquisitions completed in 2020 also contributed to our revenue growth, primarily in the three month period. The increase in customers impacted each of our revenue lines, as the additional customers purchased subscriptions across our product portfolio.
Domains
The 10.5% and 10.9% increases in domains revenue for the three and six months ended June 30, 2020, respectively, were primarily driven by the increase in domains under management from 78.4 million as of June 30, 2019 to 80.9 million as of June 30, 2020, revenue from an acquisition completed in 2020, increased aftermarket domain sales and international growth, partially offset by the impact of adverse movements in foreign currency exchange rates. Domains under management in 2020 was impacted by: (i) approximately 0.8 million domains added from an acquisition completed in the second quarter of 2020; and (ii) the expiration of approximately 1.0 million .uk domains for which we provided free initial registration to the owners of the associated third-level domains (e.g. .co.uk) following the 2017 launch of the .uk ccTLD.
Hosting and presence
The 4.4% and 7.4% increases in hosting and presence revenue for the three and six months ended June 30, 2020, respectively, were primarily driven by increased revenue from our website building and website security products. Growth in hosting and presence revenue during the three months ended June 30, 2020 was adversely impacted by lower demand for certain higher-priced subscriptions as a result of the COVID-19 pandemic.
Business applications
The 17.6% and 16.0% increases in business applications revenue for the three and six months ended June 30, 2020, respectively, were primarily driven by increased customer adoption of our email, productivity and telephony solutions. The loss of revenue due to cancellation of CloudFest in the first quarter of 2020 as a result of the COVID-19 pandemic partially offset the increase for the six month period.
Bookings
In addition to revenue, we also believe total bookings is a useful supplement in evaluating our performance and helps provide an enhanced understanding of our business:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Total bookings	$936.3	$846.1	$90.2	11%	$1,887.4	$1,716.6	$170.8	10%

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
The 10.7% and 9.9% increases in total bookings for the three and six months ended June 30, 2020, respectively, were primarily driven by increases in total customers and domains under management, increased aftermarket domain sales and broadened customer adoption of non-domain products, partially offset by the adverse impacts of the COVID-19 pandemic and movements in foreign currency exchange rates. Acquisitions completed in 2020 also contributed to our bookings growth, primarily in the three month period.
Reconciliation of bookings
The following table reconciles total bookings to total revenue, its most directly comparable GAAP financial measure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Total bookings:
Total revenue	$806.4	$737.2	$1,598.4	$1,447.2
Change in deferred revenue(1)	59.4	52.0	155.7	157.3
Net refunds	69.7	56.9	133.0	112.1
Other	0.8	—	0.3	—
Total bookings	$936.3	$846.1	$1,887.4	$1,716.6
_________________________________
(1)Change in deferred revenue also includes the impact of realized gains or losses from the hedging of bookings in foreign currencies.
Costs and Operating Expenses
Cost of revenue
Costs of revenue are the direct costs we incur in connection with selling an incremental product to our customers. Substantially all cost of revenue relates to domain registration fees paid to the various domain registries, payment processing fees, third-party commissions and licensing fees for third-party productivity applications. Similar to our billing practices, we pay domain costs at the time of purchase for the life of each subscription, but recognize the costs of service ratably over the term of our customer contracts. The terms of registry pricing are established by agreements between registries and registrars, and can vary significantly depending on the top-level domain. We expect cost of revenue related to the expansion of our current domains business, increased sales of third-party productivity applications and growth in our customer base to increase in absolute dollars in future periods. However, cost of revenue may fluctuate as a percentage of total revenue, depending on the mix of products sold in a particular period.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%

Cost of revenue (excluding depreciation and amortization)	$289.4	$254.6	$34.8	14%	$566.5	$491.0	$75.5	15%
The 13.7% and 15.4% increases in cost of revenue for the three and six months ended June 30, 2020, respectively, were primarily attributable to higher domain costs driven by the increase in domains under management and increased aftermarket domain sales, increased software licensing fees resulting from higher sales of email and productivity solutions and increased payment processing fees resulting from our bookings growth.

Technology and development
Technology and development expenses represent the costs associated with the creation, development and distribution of our products and websites. These expenses primarily consist of personnel costs associated with the design, development, deployment, testing, operation and enhancement of our products, as well as costs associated with the data centers and systems infrastructure supporting those products, excluding depreciation expense. We expect technology and development expense to increase in absolute dollars as we continue to invest in product development and migrate our infrastructure to a cloud-based third-party provider. Technology and development expenses may fluctuate as a percentage of total revenue depending on our level of investment in additional personnel and the pace of our infrastructure transition.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%

Technology and development	$135.9	$127.2	$8.7	7%	$270.4	$251.2	$19.2	8%
The 6.8% and 7.6% increases in technology and development expenses for the three and six months ended June 30, 2020, respectively, were primarily attributable to increased personnel costs driven by higher average headcount associated with our continued investment in product development and increased technology costs associated with the growth of our business and our migration to a cloud-based infrastructure.
Marketing and advertising
Marketing and advertising expenses represent the costs associated with attracting and acquiring customers, primarily consisting of fees paid to third parties for marketing and advertising campaigns across a variety of channels. These expenses also include personnel costs and affiliate program commissions. We expect marketing and advertising expenses to fluctuate depending on both the mix of internal and external marketing resources used, the size and scope of our future campaigns and the level of discretionary investments we make in marketing to drive future sales.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%

Marketing and advertising	$104.4	$90.3	$14.1	16%	$197.5	$180.6	$16.9	9%
The 15.6% and 9.4% increases in marketing and advertising expenses for the three and six months ended June 30, 2020, respectively, were primarily attributable to increased discretionary spending and personnel costs associated with additional investments we made in the second quarter of 2020 to drive the growth of our core business.
Customer care
Customer care expenses represent the costs to guide and service our customers, primarily consisting of personnel costs. We expect customer care expenses to fluctuate depending on the level of personnel required to support our business.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%

Customer care	$83.8	$87.6	$(3.8)	(4)%	$169.0	$177.9	$(8.9)	(5)%
The 4.3% and 5.0% decreases in customer care expenses for the three and six months ended June 30, 2020, respectively, were primarily due to operating efficiencies gained within our Customer Care operations as we scale our business and increase our use of alternative methods of customer interaction. While the restructuring discussed below did not materially impact customer care expenses during the three or six month periods, we expect such expenses to decrease in the short-term as a result of the related headcount reductions.

General and administrative
General and administrative expenses primarily consist of personnel costs for our administrative functions, professional service fees, office rent for all locations, all employee travel expenses, acquisition-related expenses and other general costs. We expect general and administrative expenses to fluctuate depending on the level of personnel and other administrative costs required to support our business.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%

General and administrative	$82.2	$104.8	$(22.6)	(22)%	$167.7	$197.8	$(30.1)	(15)%
As discussed in Note 12 to our financial statements, in April 2019, we recorded an $18.1 million legal settlement accrual. During the first quarter of 2020, the settlement accrual was reduced by $2.9 million based on changes in the estimated settlement costs.
Excluding the legal settlement costs discussed above, general and administrative expenses decreased 5.2% and 5.1% for the three and six months ended June 30, 2020, respectively. These decreases were primarily driven by lower travel and other general costs, partially offset by an increase in acquisition-related expenses. Reduced personnel costs due to lower average headcount also contributed to the decrease in the six month period.
Restructuring charges
Restructuring charges in the three and six months ended June 30, 2020 were $39.4 million. These costs were incurred pursuant to a restructuring plan implemented in June 2020, as further discussed in Note 13 to our financial statements. We implemented the restructuring to address the sustainability of our U.S. outbound sales and operations, which faced challenges with respect to soft customer demand for certain higher-priced, do-it-for-you services such as GoDaddy Social. These challenges were exacerbated by the economic disruption resulting from the COVID-19 pandemic.
Restructuring charges included: (i) $10.4 million in severance and related benefits to be paid to, or on behalf of, the approximately 470 employees who will be involuntarily terminated, as well as professional fees incurred in connection with the restructuring; (ii) a $27.9 million impairment of operating lease assets associated with the closure of our leased offices in Austin, Texas; and (iii) $1.1 million of accelerated depreciation and operating lease assets amortization related to the office closures.
We estimate that we will incur up to an additional $5.0 million in charges during the third quarter of 2020, primarily for severance costs associated with the approximately 110 employees who voluntarily decided not to accept alternate roles with us. We do not expect to incur additional restructuring charges beyond September 30, 2020.
Depreciation and amortization
Depreciation and amortization expenses consist of charges relating to the depreciation of the property and equipment used in our operations and the amortization of acquired intangible assets.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%

Depreciation and amortization	$48.4	$53.8	$(5.4)	(10)%	$100.6	$111.0	$(10.4)	(9)%
The 10.0% and 9.4% decreases in depreciation and amortization expenses for the three and six months ended June 30, 2020, respectively, primarily resulted from assets that became fully depreciated subsequent to the first quarter of 2019.

Interest expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%

Interest expense	$19.4	$23.1	$(3.7)	(16)%	$40.6	$47.5	$(6.9)	(15)%
The 16.0% and 14.5% decreases in interest expense for the three and six months ended June 30, 2020, respectively, primarily resulted from a decrease in the effective interest rate on our variable rate borrowings.
Tax receivable agreements liability adjustment
During the three months ended June 30, 2020, we recorded a $674.7 million charge as a result of the execution of the TRA Settlement Agreements, as further described below and in Note 15 to our financial statements.
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
We believe our existing cash and cash equivalents and cash generated by operating activities will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. However, our future capital requirements will depend on many factors, including our growth rate, macroeconomic activity, the length and severity of business disruptions associated with the COVID-19 pandemic, the timing and extent of spending to support domestic and international development efforts, continued brand development and advertising spend, the level of Customer Care and general and administrative activities, the introduction of new and enhanced product offerings, the costs to support new and replacement capital equipment, the settlement of the TRAs (as further discussed below), the completion of strategic acquisitions or share repurchases and other factors. Some of the factors that may influence our operations are not within our control, such as general economic conditions and the length and severity of the COVID-19 pandemic. Although there is uncertainty related to the potential impact of COVID-19 on our future results, we believe our business model and the strength of our balance sheet have well positioned us to manage our business through this crisis as it continues to unfold. However, we will continue to monitor our liquidity position. We expect to incur additional long-term debt in connection with the settlement of the TRAs. Should we pursue additional strategic acquisitions or share repurchases, we may need to raise additional capital, which may be in the form of long-term debt or equity financings.
Credit Facility and Senior Notes
Our long-term debt includes the Credit Facility, which consists of the Term Loans and the Revolver, and the Senior Notes, as described in Note 9 to our financial statements. The Credit Facility and the Senior Notes contain covenants restricting, among other things, our ability, or the ability of our subsidiaries, to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes including mergers and consolidations, sell assets, make restricted payments including dividends, distributions and investments, prepay junior indebtedness and engage in operations other than in connection with acting as a holding company, subject to customary exceptions. As of June 30, 2020, we were in compliance with all such covenants. We currently have no reason to believe we will be unable to satisfy these covenants; however, the COVID-19 pandemic has limited our ability to forecast our future results.
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
Tax Receivable Agreements
As discussed in Note 15 to our financial statements, we entered into the TRA Settlement Agreements, which will result in the settlement of the TRAs in exchange for aggregate payments totaling $850.0 million. In connection with the execution of these agreements, we recorded a net charge of $674.7 million to our statements of operations to adjust the liability under the TRAs to the aggregate settlement amount. Upon payment of all settlement amounts, we will be released from all obligations to the parties to the TRAs, including the holders of unexchanged LLC Units.
As of the date of this filing, none of the settlement payments have been made. We expect to make substantially all of these payments during the third quarter of 2020, and in any event, no later than July 31, 2023. We expect to fund these payments with a combination of cash and debt, which may be in the form of either a draw-down of our $600.0 million Revolver or the issuance of new long-term debt.
By entering into the TRA Settlement Agreements, we were able to achieve an attractive return by settling our obligations under the TRAs at a significant discount to the approximately $1.8 billion in estimated payments we expected to make over their term. Following the settlement payments, we continue to expect to have adequate liquidity available to fund our operations while maintaining flexibility to pursue strategic acquisitions or share repurchases.
See "Risk Factors—Risks Related to Our Company and Our Organization Structure" for additional information regarding the TRA Settlement Agreements.
Share Repurchase Programs
During the six months ended June 30, 2020, we repurchased a total of 9,986 shares of our Class A common stock in the open market under our prior share repurchase programs for an aggregate purchase price of $541.7 million, including commissions. As of June 30, 2020, we have $500.0 million remaining available under our current approved share repurchase program.
Acquisitions
See Note 3 to our financial statements for a discussion of current period acquisitions. On August 3, 2020, we completed the previously announced acquisition of the registry business of Neustar Inc. for $215.9 million in cash, subject to final adjustments.
Restructuring
As further discussed in Note 13 to our financial statements, we implemented a restructuring plan in June 2020 to address the sustainability of our U.S. outbound sales and operations. Pursuant to this plan, during the three months ended June 30, 2020, we have accrued $10.4 million in severance, and related benefits to be paid to, or on behalf of, impacted employees as well as professional fees incurred in connection with the restructuring. We estimate that we will incur up to an additional $5.0 million in restructuring charges during the third quarter of 2020, and anticipate that substantially all cash payments related to the restructuring will be made prior to September 30, 2020.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2020	2019

Net cash provided by operating activities	$401.4	$361.0
Net cash used in investing activities	(196.6)	(88.5)
Net cash used in financing activities	(494.0)	(5.4)
Effect of exchange rate changes on cash and cash equivalents	(0.9)	(0.7)
Net increase (decrease) in cash and cash equivalents	$(290.1)	$266.4
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
Net cash provided by operating activities increased $40.4 million from $361.0 million during the six months ended June 30, 2019 to $401.4 million during the six months ended June 30, 2020, primarily driven by our bookings growth.
Investing Activities
Our investing activities primarily consist of strategic acquisitions and purchases of property and equipment to support the overall growth of our business and our increased international presence.
Net cash used in investing activities increased $108.1 million from $88.5 million during the six months ended June 30, 2019 to $196.6 million during the six months ended June 30, 2020, primarily due to a $152.9 million increase in business acquisitions, partially offset by a $28.0 million increase in net inflows from short-term investments and a $15.2 million decrease in capital expenditures.
Financing Activities
Our financing activities primarily consist of long-term debt borrowings, the repayment of principal on long-term debt, stock option exercises and share repurchases.
Net cash used in financing activities increased $488.6 million from $5.4 million during the six months ended June 30, 2019 to $494.0 million during the six months ended June 30, 2020, primarily due to $541.7 million of share repurchases in 2020, partially offset by a $33.3 million decrease in acquisition contingent consideration payments.
Deferred Revenue
See Note 7 to our financial statements for details regarding the expected future recognition of deferred revenue.
Off-Balance Sheet Arrangements
As of June 30, 2020 and December 31, 2019, we had no off-balance sheet arrangements that had, or which are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts may fail to meet their contractual obligations. To mitigate such counterparty credit risk, we enter into contracts only with carefully selected financial institutions based upon ongoing evaluations of their creditworthiness. As a result, we do not believe we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of June 30, 2020.
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
Foreign Exchange Forward Contracts
A portion of our bookings, revenue and operating expenses is denominated in foreign currencies, which are subject to exchange rate fluctuations. Our most significant foreign currency exposures are the Euro, the British pound and the Canadian dollar. Our reported bookings, revenues and operating results may be impacted by fluctuations in foreign currency exchange rates. Fluctuations in exchange rates may also cause us to recognize transaction gains and losses in our statements of operations; however, to date, such amounts have not been material. As our international operations continue to grow, our exposure to fluctuations in exchange rates will increase, which may increase the costs associated with this growth. During the three months ended June 30, 2020, total bookings growth in constant currency would have been approximately 140 basis points higher and total revenue growth would have been approximately 80 basis points higher. Constant currency is calculated by translating bookings and revenue for each month in the current period using the foreign currency exchange rate for the corresponding month in the prior period, excluding any hedging gains or losses realized during the period.
From time-to-time, we may utilize foreign exchange forward contracts to manage the volatility of our bookings and revenue related to foreign currency transactions. These forward contracts reduce, but do not eliminate, the impact of adverse currency exchange rate fluctuations. We generally designate these forward contracts as cash flow hedges for accounting purposes. Changes in the intrinsic value of designated hedges are recorded as a component of AOCI. Gains and losses, once realized, are recorded as a component of AOCI and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. At June 30, 2020, the realized and unrealized gain included in AOCI related to designated hedges totaled $6.2 million.

Cross-Currency Swap Contract
In order to manage variability due to movements in foreign currency exchange rates related to a Euro-denominated intercompany loan, we entered into the five-year Cross-Currency Swap in April 2017. The Cross-Currency Swap, which matures on April 3, 2022, had a notional amount of €1,202.9 million at June 30, 2020 and converts the fixed rate Euro-denominated interest and principal receipts on the intercompany loan into fixed U.S. dollar interest and principal receipts. The Cross-Currency Swap, which is designated as a cash flow hedge and recognized as an asset or liability at fair value, effectively creates a fixed-rate U.S. dollar intercompany loan from a fixed rate Euro-denominated intercompany loan, thereby reducing our exposure to fluctuations between the Euro and U.S. dollar. Changes to the fair value of our Cross-Currency Swap due to changes in the value of the U.S. dollar relative to the Euro would be largely offset by the net change in the fair values of the underlying hedged items.
Interest Rate Risk
Interest rate risk reflects our exposure to movements in interest rates associated with our variable-rate debt. Total borrowings under our Term Loans were $1,819.8 million as of June 30, 2020. These borrowings bear interest at a rate equal to, at our option, either (a) LIBOR plus 1.75% per annum or (b) 0.75% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%. See Note 9 to our financial statements for additional information regarding the Term Loans.
In April 2017, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement to effectively convert a portion of the variable-rate debt to fixed. The interest rate swap, the notional amount of which was $1,282.4 million at June 30, 2020, matures on April 3, 2022 and swaps the variable interest rate on our LIBOR-based borrowings for a fixed rate of 5.44%. The objective of the interest rate swap, which is designated as a cash flow hedge, is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.
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
Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2020 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring the COVID-19 pandemic to minimize any impact of the situation on the design and operating effectiveness of our internal controls.
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
Our success depends on our ability to attract and retain customers and increase sales to new and existing customers. We derive a substantial portion of our revenue from domains and our hosting and presence products. The rate at which new and existing customers purchase and renew subscriptions to our products depends on a number of factors, including those outside of our control. Although our total customers and revenue have grown rapidly in the past, in recent periods our slower growth rates have reflected the size and scale of our business. We cannot be assured that we will achieve similar growth rates in future periods as our total customers and revenue could decline or grow more slowly than we expect. Our sales could fluctuate or decline as a result of lower demand for domain names, websites and related products, declines in our customers' level of satisfaction with our products and our GoDaddy Guides, the timeliness and success of product enhancements and introductions by us and those of our competitors, the pricing offered by us and our competitors, the frequency and severity of any system outages, breaches and technological change. Customer demand for certain of our products has been and could continue to be negatively impacted by macroeconomic conditions and the global economic slowdown resulting from the COVID-19 pandemic. For example, in June 2020 we restructured our U.S. outbound sales and operations as result of soft customer demand for higher-priced, do-it-for-you services such as GoDaddy Social, and reduced the effectiveness of our U.S. outbound calling process; we cannot guarantee that the restructuring will achieve the anticipated results. The global economic slowdown caused by the COVID-19 pandemic has increased, and may continue to increase, levels of political and economic unpredictability globally, as well as increase the volatility of global financial markets.
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
The COVID-19 pandemic is having a material adverse impact on many of our customers and could harm our business and operating results.
In the first quarter of 2020, we cancelled all non-essential travel and closed our offices to comply with local "shelter-in-place" orders and moved all of our personnel to work remotely. Our personnel continue to work remotely; we expect this to continue in the third quarter of 2020, subject to local conditions and "shelter-in-place" orders. Although we continue to monitor the situation and may adjust our current policies, these changes to how our personnel work have negatively affected, and may continue to negatively affect, their productivity and efficiency, including the ability of GoDaddy Guides to download or process orders at the same rate as before and increased risk of systems disruptions. In addition, the COVID-19 pandemic has disrupted, and may continue to disrupt, the operations of our customers as a result of business shutdowns, decreased demand from their customers, travel restrictions, loss of employment and uncertainty in the financial markets, all of which are likely to negatively impact our business and operating results by reducing customer spending, in particular for our higher-priced, do-it-for-you services. The COVID-19 pandemic has also increased our vulnerability to cyber attacks as a result of our personnel working remotely, which may require us to invest in risk mitigation efforts that may not be successful. It is not possible at this time to estimate the full impact of COVID-19 on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.
Our brand is integral to our success. If we fail to protect or promote our brand, our business and competitive position may be harmed.
Protecting and maintaining awareness of our brand is important to our success, particularly as we seek to attract new customers globally. We have invested, and expect to continue to invest, substantial resources to increase our brand awareness, both generally and in specific geographies and to specific customer groups, such as Partners. In January 2020, we launched our new logo, the "Go." There can be no assurance that our brand development strategies, including the "Go," will enhance the recognition of our brand, address customers’ evolving needs or lead to increased sales. Furthermore, our international branding efforts may prove unsuccessful due to language barriers and cultural differences. If our efforts to protect and promote our brand are not successful, our operating results may be adversely affected. In addition, even if our brand recognition and loyalty increases, our revenue may not increase at a level commensurate with our marketing spend.
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
Social engineering efforts may compromise our personnel or those of our third-party vendors, leading to unauthorized access to facilities, systems or information we have a responsibility to protect, which could lead to the unauthorized acquisition of information, the unavailability of systems or information or the compromise of customer accounts. Despite efforts to promote security awareness and training for our personnel and vendors, malicious actors are increasingly sophisticated and successful in their use of social engineering techniques. In the last year, and particularly in recent months, we experienced an increased level of social engineering efforts and several successful social engineering efforts, including by a persistent threat actor, which have, among other things, attempted to transfer customer domain names. We have taken steps and continue to work to enhance our security and resilience against social engineering, requiring additional engineering efforts and modifications to our technology architecture as well as the expenditure of time and additional cost. We cannot guarantee that in all cases our efforts will be successful or that future social engineering incidents will be of similarly minimal impact, and, if successful, such incidents may cause financial and reputational harm.
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
If we or our partners experience any breaches or sabotage of our security measures, or otherwise suffer unauthorized use or disclosure of, or access to, personal information or other confidential information, including payment card information, we might be required to expend significant capital and resources to remediate these problems and protect against additional breaches or sabotage. We may not be able to remedy any problems caused by hackers or other similar actors in a timely manner, or at all, due to, among other things, a lack of qualified personnel to handle such problems or the failure of our personnel to follow internal policies and procedures. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until after they are launched against a target, we and our vendors and partners may be unable to anticipate these techniques or to implement adequate preventative measures on a timely basis. Advances in computer capabilities, discoveries of new weaknesses, increased likelihood of nation-state cyber attacks, and other developments with software generally used by the Internet community, such as the Meltdown and Spectre vulnerabilities, which exploit security flaws in chips manufactured in the last 20 years, the Shellshock vulnerability in the Linux Bash shell, or continually evolving ransomware attacks, also increase the risk that we, or our customers using our servers and services, will suffer a security breach. We or our partners may also suffer security breaches or unauthorized access to personal information and other confidential information, including payment card information, due to employee error, rogue employee activity, unauthorized access by third parties acting with malicious intent or committing an inadvertent mistake, or social engineering. If a breach of our security or other data security incident occurs or is perceived to have occurred, the perception of the effectiveness of our security measures and our reputation could be harmed and we could lose current and potential customers.
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
Our GoDaddy Guides have historically contributed significantly to our total bookings. In each of 2019, 2018 and 2017, at least 15% of our total bookings were generated from the sale of product subscriptions by our GoDaddy Guides. Our GoDaddy Guides thrive when they are together; moving our GoDaddy Guides to work remotely in response to COVID-19 has, and may continue to have, a negative impact on that team’s productivity and new sales, which could have a material impact on our operations and financial results. If our GoDaddy Guides continue to work from home because of COVID-19 and we are unable to improve their productivity, our business and operating results will continue to be adversely affected. Our total bookings for the quarters ended March 31, 2020 and June 30, 2020 were adversely impacted in part by the transition of our GoDaddy Guides to working remotely due to the COVID-19 pandemic. The costs associated with moving our GoDaddy Guides to a remote-working model and, eventually, returning them to our offices could be significant. Our GoDaddy Guides primarily engage with customers through direct calls. As customers increasingly engage with our GoDaddy Guides via other communication channels, such as chat and we provide more self-serve solutions, there is no guarantee our GoDaddy Guides will continue to have the same success in selling product subscriptions and, as a result, our total bookings may decline.
The majority of our current offerings are designed for customers who often self-identify as having limited to no technology skills. Our customers depend on our GoDaddy Guides to guide them as they create, manage and grow their digital identities. As our GoDaddy Guides engage with customers online and through other communications channels, our GoDaddy Guides may not be as successful or effective as they have been in the past. After launching their sites and leveraging our product offerings, customers depend on our GoDaddy Guides to quickly resolve any issues relating to those offerings. Further, as we continue to broaden our portfolio of solutions, increase the size of our customer base and increase the size of our solution deployments within our customers' IT infrastructure, we must continue to adapt our customer support organization to ensure our customers continue to receive the high level of customer service which they have come to expect. Notwithstanding our commitment to Customer Care, our customers will occasionally encounter interruptions in service and other technical challenges, including those resulting from our GoDaddy Guides working from home due to COVID-19, and it is therefore critical we are there to provide ongoing, high-quality support to help our customers.
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
Our future performance depends in part on the services and performance of our senior management and key employees.
Our future performance will continue to depend on the services and contributions of our senior management and key employees to execute on our business plan and to identify and pursue new opportunities and product innovations. The loss of services of senior management or other key employees and the hiring of new senior leaders and key employees, could significantly delay or prevent the achievement of our development and strategic objectives as we transition to new leaders and could adversely affect our business, financial condition and operating results.
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
Bookings outside of the U.S. represented approximately 33%, 35% and 33% of our totals for 2019, 2018 and 2017, respectively. In 2012, we began localizing our products in numerous markets, languages and currencies, expanding our systems to accept payments in forms common outside of the U.S., focusing our marketing efforts in numerous non-U.S. geographies, tailoring our Customer Care offerings to serve these markets, expanding our infrastructure in various non-U.S. locations and establishing Customer Care operations in overseas locations. We have continued our international expansion efforts, such as our acquisition of Host Europe Holdings Limited (HEG), Webhuset and Over. Our international expansion efforts may be slow or unsuccessful to the extent we experience difficulties in recruiting, training, managing and retaining qualified personnel with international experience, language skills and cultural competencies in the geographic markets we target, which could negatively impact our bookings and operating results. We may also face challenges onboarding personnel during the COVID-19 pandemic due to local government restrictions. Furthermore, as we continue to expand internationally, it may prove difficult to maintain our corporate culture, which we believe has been critical to our success. Conducting and expanding international operations subjects us to risks we generally do not face in the U.S., including:
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
We have incurred, and will continue to incur, expenses relating to our investments in international operations and infrastructure, such as the expansion of our offerings and marketing presence in India, Europe, Latin America, the Middle East and North Africa, and Asia; our targeted marketing spending to attract new customer groups, such as Partners and Independents in non-U.S. markets; and investments in software systems and additional data center resources to keep pace with the growth of our cloud infrastructure and cloud-based product offerings. We have made significant investments in product development, corporate infrastructure and technology and development, and intend to continue investing in the development of our products and infrastructure and our marketing and GoDaddy Guides.
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
As part of our business strategy, we have in the past made, and may in the future make, acquisitions or investments in companies, talent, products, domain portfolios and technologies we believe will complement or supplement our business and address the needs of our customers, such as our acquisitions of HEG, Main Street Hub, Sellbrite, Over, Uniregistry's registrar and brokerage business and the Neustar registry business. We cannot ensure we will be able to successfully integrate the acquired products, talent and technology, benefit from increased subscriptions and revenue and achieve the revenue and expense synergies we expect as a result of these transactions. Even if we do successfully integrate the acquired products we may not successfully integrate the acquired brands into our portfolio or may decide to modify, retire or change the direction of the brands, which could adversely affect our operating results.
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
From time to time, we may enter into new lines of business which entail offering new products and services. For example, in August 2020 we completed the acquisition of the Neustar registry business, which represents our entry into the domain name registry business. Our lack of experience with or knowledge of these new lines of business, including operating as a registry, as well as external factors, such as compliance with regulations, competitive alternatives, potential conflicts of interest, either real or perceived, and shifting market preferences, may impact our implementation and operation of such new lines of business. Other risks of implementing a new line of business include:
•potential diversion of management’s attention, available cash, and other resources from our existing business;
•any determination by governmental agencies that the vertical merger is anticompetitive in any relevant market;
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
•costs and integration issues associated with our recent acquisitions of Sellbrite, Over, Uniregistry's registrar and brokerage business and Neustar’s registry business, and any other acquisitions we may make;
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
We may need to raise funds in the future, for example, to develop new technologies, expand our business, respond to competitive pressures and make acquisitions or other strategic arrangements. We may try to raise additional funds through public or private financings, strategic relationships or other arrangements.
Our ability to obtain any financing will depend on a number of factors, including market conditions, our operating performance, investor interest and, in the case of debt financing, interest rates and our credit rating. Volatility in the credit markets, including due to the COVID-19 pandemic, may have an adverse effect on our ability to obtain debt financing. Any additional funding may not be available to us on acceptable terms or at all. If financing is not available, we may be required to reduce expenditures, including curtailing our growth strategies, foregoing acquisitions or reducing our product development efforts. If we succeed in raising additional funds through the issuance of equity or equity-linked securities, then existing stockholders could experience substantial dilution. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences and privileges senior to those of the holders of our Class A common stock. In addition, any such issuance could subject us to restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Further, to the extent we incur additional indebtedness or such other obligations, the risks associated with our substantial leverage described elsewhere in this filing, including our possible inability to service our debt, would increase. Although our credit agreements and the indenture governing our senior notes limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and may be amended with the consent of the requisite lenders or holders, as applicable. Accordingly, under certain circumstances, the amount of additional indebtedness that we may incur may be substantial.
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
We expect there will continue to be newly enacted and proposed laws and regulations as well as emerging industry standards concerning privacy, data protection and information security in the U.S., the E.U. and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Such laws, regulations, standards and other obligations could impair our ability to, or the manner in which we, collect or use information to target advertising to our customers, thereby having a negative impact on our ability to maintain and grow our total customers and increase revenue. For example, California recently enacted the CCPA that, among other things, requires covered companies to provide new disclosures to California consumers and afford such consumers new rights, including the right to opt-out of certain sales of personal information or opt-into certain financial incentive programs. The enforcement of the CCPA by the California Attorney General began on July 1, 2020. The CCPA has been amended on multiple occasions and is the subject of proposed regulations of the California Attorney General that have yet to be finalized. We cannot fully predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Additionally, the California Secretary of State recently certified a new privacy law, the California Privacy Rights Act (CPRA), to appear on the ballot for the November 3, 2020 election. If California voters approve this initiative, the CPRA would significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Future restrictions on the collection, use, sharing or disclosure of our users' data or additional requirements for express or implied consent of users for the use, disclosure or other processing of such information could increase our operating expenses, require us to modify our products, possibly in a material manner, or stop offering certain products, and could limit our ability to develop and implement new product features.
In particular, with regard to transfers to the U.S. of personal data (as such term is used in the GDPR and applicable E.U. member state legislation, and as similarly defined under the proposed ePrivacy Regulation) from our employees and European customers and users, we historically relied upon the U.S.-E.U. Privacy Shield, as well as E.U. Model Clauses in certain circumstances. The U.S.-E.U. Privacy Shield was recently invalidated by the Court of Justice of the European Union in July 2020, and the E.U. Model Clauses have been subject to legal challenge and may be modified or invalidated. We may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the European Economic Area (EEA). We are in the process of assessing the “Schrems II” decision issued by the Court of Justice of the European Union on July 16, 2020, and its impact on our data transfer mechanisms. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators in the EEA to apply different standards to the transfer of personal data from the EEA to the U.S., and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA to the U.S. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf. We may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of EEA residents. The regulatory environment applicable to the handling of EEA residents' personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.
In addition, several foreign countries and governmental bodies, including the E.U. and Canada, have laws and regulations concerning the collection and use of their residents' personal information, including payment card information, which are often more restrictive than those in the U.S. laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personal information, including payment card information identifying, or which may be used to identify, an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol (IP) addresses, device identifiers and other data. Although we are working to comply with those laws and regulations applicable to us, these and other obligations may be modified and interpreted in different ways by courts, and new laws and regulations may be enacted in the future. Within the EEA, the GDPR took full effect on May 25, 2018, becoming directly applicable across E.U. member states. The

GDPR includes stringent operational requirements for processors and controllers of personal data, for companies established in the EEA and those outside the EEA that collect and use personal data (including payment card information) imposes significant penalties for non-compliance and has broader extra-territorial effect. As the GDPR is a regulation rather than a directive, it applies throughout the EEA, but permits member states to enact certain supplemental requirements if they so choose. Noncompliance with the GDPR can trigger fines of up to the greater of €20 million or 4% of global annual revenues. Further, following the U.K. exit from the E.U., it remains unclear how the U.K. Data Protection Act, which substantially implements GDPR in the U.K., and other U.K. data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the U.K. will be regulated. In addition, some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.
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
There is significant ongoing uncertainty with respect to potential legislation, regulation and government policy at the federal, state and local levels in the United States. Such uncertainty and any material changes in such legislation, regulation and government policy could significantly impact our business as well as the markets in which we compete. Specific legislative and regulatory proposals discussed during election campaigns and more recently that might materially impact us include, but are not limited to, changes to import and export regulations, income tax regulations and the U.S. federal tax code and public company reporting requirements, immigration policies and enforcement, healthcare law, minimum wage laws, climate and energy policies, foreign trade and relations with foreign governments, pandemic response and increased antitrust scrutiny in the tech industry. To the extent changes in the political environment have a negative impact on us or on our customers, our markets, our business, results of operation and financial condition could be materially and adversely impacted in the future.
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
To the extent conditions in the national and global economy change, our business could be harmed as current and potential customers may reduce or postpone spending or choose not to purchase or renew subscriptions to our products which they may consider discretionary. The U.K. ceased to be an EU Member State on January 31, 2020, but enacted a Data Protection Act substantially implementing the GDPR, effective in May 2018, which was further aimed to align more substantially with the GDPR following Brexit. It is unclear how U.K. data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the U.K. will be regulated. In addition, some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services. It is possible the level of economic activity in Europe will be adversely impacted by Brexit and evolving data transfer and protection requirements. Any of these factors could adversely impact our customers' ventures and their use of our products and we could face increased exposure to foreign currency risks, each of which could adversely affect our operating results. For example, registrants with .eu domains will be required to update their contact information with an address in the E.U. or risk forfeiting those domains; registrants of domains with other European-based country code TLDs may be required to do the same.
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
Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events and to interruption by man-made events such as terrorism and civil unrest.
A significant natural disaster, such as an earthquake, fire or flood could have a material adverse impact on our business, operating results and financial condition. Natural disasters could lead to significant power outages and otherwise affect our data centers as well as our infrastructure vendors' abilities to provide connectivity and perform services on a timely basis. In the event our or our service providers' IT systems' abilities are hindered by any of the events discussed above, we and our customers' websites could experience downtime, and our products could become unavailable. In addition, acts of terrorism, civil unrest, pandemics such as COVID-19 and other geopolitical unrest could cause disruptions in our business or the business of our infrastructure vendors, partners or customers or the economy as a whole. Any disruption in the business or operations of our data center hosting providers or customers could have a significant adverse effect on our operating results and financial performance. All of the aforementioned risks may be further increased if our disaster recovery plans prove to be ineffective in the event of such a disaster.
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
•our recent acquisition of the registry business of Neustar, resulting in the vertically integrated operation of a registrar and registry, could lead to increased regulatory scrutiny;
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
Our ability to pay taxes and expenses may be limited by our structure.
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
In addition to tax expenses, we also incur expenses related to our operations. We intend to cause Desert Newco to make distributions or, in the case of certain expenses, payments in an amount sufficient to allow us to pay our taxes and operating expenses. However, Desert Newco's ability to make such distributions may be subject to various limitations and restrictions.

We are a holding company with no operations and rely on Desert Newco to provide us with funds necessary to meet any financial obligations. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations (as a result of Desert Newco's inability to make distributions to us due to various limitations and restrictions), we may have to borrow funds and thus our liquidity and financial condition could be materially and adversely affected.
Under the TRA Settlement Agreements, we will not be reimbursed for any payments made to our pre-IPO owners in the event any TRA-related tax benefits are later disallowed.
If the IRS challenges the tax basis or NOLs giving rise to payments under the TRAs, and the tax basis or NOLs are subsequently disallowed, the recipients of payments under those agreements will not reimburse us for any payments previously made to them under the TRA Settlement Agreements. Any such disallowance of estimated future tax reductions could have a substantial negative impact on our liquidity and limit our ability to invest further in our business, including our ability to pursue future acquisition opportunities and share repurchases.
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
Technology stocks have historically experienced high levels of volatility. The trading price of our Class A common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Since shares of our Class A common stock were sold in our IPO in April 2015 at a price of $20.00 per share, the reported high and low sales prices of our Class A common stock have ranged from $21.04 to $84.97 per share through June 30, 2020, and our closing stock price was $73.33 per share on June 30, 2020. Factors that may cause the market price of our Class A common stock to fluctuate include:
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
We may incur significant additional indebtedness in the future. For example, we expect to use either financing or a combination of available cash and financing to pay the amounts due under the TRA Settlement Agreements, which may exacerbate the leverage risks described above. Although the agreements governing our indebtedness contain restrictions on our incurrence of additional indebtedness and entry into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions and we may amend such agreements with the consent of the requisite parties thereto. In addition, these restrictions also do not prevent us from incurring certain obligations, such as trade payables.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Activity during the three months ended June 30, 2020 pursuant to our share repurchase programs was as follows:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs (in millions)
April 1 - April 30	2,645	$54.35	2,645
May 1 - May 31	—	N/A	—
June 1 - June 30	—	N/A	—
Total	2,645		2,645	$500.0

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Amendment No. 1 to the Tax Receivable Agreement (Exchanges), dated July 31, 2020, by and among the Company and the parties named therein.	8-K	001-36904	10.1	8/5/2020
10.2	TRA (Exchanges) Termination and Release Agreement, dated July 31, 2020, by and among the Company and the parties named therein and subsequently becoming parties thereto	8-K	001-36904	10.2	8/5/2020
10.3	TRA (KKR Reorganization) Termination and Release Agreement, dated July 31, 2020, by and between the Company and KKR 2006 GDG Blocker L.P.	8-K	001-36904	10.3	8/5/2020
10.4	TRA (KKR Co-Invest Reorganization) Termination and Release Agreement, dated July 31, 2020, by and between the Company and GDG Co-Invest Blocker L.P.	8-K	001-36904	10.4	8/5/2020
10.5	TRA (SLP Reorganization) Termination and Release Agreement, dated July 31, 2020, by and between the Company and SLP III Kingdom Feeder I, L.P.	8-K	001-36904	10.5	8/5/2020
10.6	TRA (TCV Reorganization) Termination and Release Agreement, by and between the Company and TCV VII (A) L.P.	8-K	001-36904	10.6	8/5/2020
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	The certifications attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of GoDaddy Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GODADDY INC.

Date:	August 5, 2020	/s/ Ray E. Winborne
Ray E. Winborne
Chief Financial Officer