Form 10-Q
period 2020-09-30
GoDaddy Inc.
filed 2020-11-05
CIK 1609711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                         ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒
As of October 30, 2020, there were 167,903,851 shares of GoDaddy Inc.'s Class A common stock, $0.001 par value per share, outstanding and 993,256 shares of GoDaddy Inc.'s Class B common stock, $0.001 par value per share, outstanding.

GoDaddy Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2020

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
•our ability to integrate acquisitions, including our recent acquisition of the registry operations of Neustar Inc., and our entry into a new line of business;
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
•the amount and timing of future repurchases of our Class A common stock under any share repurchase program;
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

OUR RESPONSE TO THE COVID-19 PANDEMIC

In March 2020, the World Health Organization designated COVID-19 as a global pandemic. Since that time, governments across the world have mandated orders to slow the transmission of the virus, which, at times, have included "shelter-in-place" orders or quarantines. Additionally, significant restrictions have been placed on office work, travel and commercial activities, many of which are ongoing or have been reinstated as outbreaks emerge or re-emerge in areas across the world. Certain cities and countries have experienced improvement as a result of these mitigation strategies. However, significant uncertainty remains with respect to: i) the duration of the virus and the availability of effective treatments or a vaccine; ii) the duration and parameters of governmental measures put in place to control the spread of the virus; and iii) the future economic impacts that will be sustained. Such uncertainty has caused volatility within the financial markets as well as had a significant negative impact on the global economic and operating environment, including the United States officially entering a recession in June 2020.
We have implemented a variety of measures to ensure the availability and functioning of our critical infrastructure to promote the safety and security of our employees and to support the communities in which we operate. These measures include the cancellation of CloudFest and requiring remote working arrangements for nearly all of our employees as well as for our third-party GoDaddy Guides through at least the end of March 2021. We continue to follow the guidance of national and local government leaders, as well as health experts, to best determine when to start bringing our employees back into the office. To date, incremental costs associated with these remote working arrangements have not been material. We also continue to commit significant resources to our #OpenWeStand movement to support small businesses dealing with the impact of COVID-19 and connect our customers with resources to help their businesses.
The pandemic exacerbated the challenges we face in U.S. outbound sales, specifically, soft customer demand for certain higher-priced, do-it-for-you services such as GoDaddy Social, and reduced the effectiveness of our U.S. outbound calling process. Given these challenges and the continued uncertainty surrounding the pandemic, we implemented a restructuring plan in June 2020 to address the sustainability of our U.S. outbound sales and operations, as further discussed in Note 13 to our financial statements.
Due to the rapidly changing business environment and government orders, unprecedented market volatility and other circumstances resulting from this pandemic, including the impact on customer demand and employee productivity, we are currently unable to fully determine the extent of its impact on our business in future periods. The potential effects of COVID-19 could impact us in a number of ways including, but not limited to, reductions to our sales or profitability, less demand for certain of our products, the introduction of new laws and regulations affecting our business, fluctuations in foreign currency and interest rates, the availability and costs of future borrowings, increased credit risks of our customers and counterparties and potential impairment of the carrying value of goodwill or other indefinite-lived intangible assets. In particular, the current global economic slowdown has had a negative impact on subscriptions for certain of our higher-priced services. In addition, moving our GoDaddy Guides to work remotely has had a negative impact on that team’s productivity and its generation of new sales. We are actively monitoring the rapidly evolving situation and any impacts it has on our financial position, results of operations and cash flows. Given the evolving health, economic, social and governmental environments, the continuing impact of COVID-19 on our business remains uncertain.
See "Risk Factors" for additional information on the risks we may face associated with COVID-19.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
GoDaddy Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except shares in thousands and per share amounts)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$621.8	$1,062.8
Short-term investments	—	23.6
Accounts and other receivables	38.7	30.2
Registry deposits	24.6	27.2
Prepaid domain name registry fees	388.2	382.6
Prepaid expenses and other current assets	62.6	48.9
Total current assets	1,135.9	1,575.3
Property and equipment, net	246.7	258.6
Operating lease assets	146.6	196.6
Prepaid domain name registry fees, net of current portion	176.2	179.3
Goodwill	3,221.3	2,976.5
Intangible assets, net	1,254.7	1,097.7
Other assets	26.4	17.2
Total assets	$6,207.8	$6,301.2
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$49.6	$72.3
Accrued expenses and other current liabilities	465.3	366.0
Deferred revenue	1,700.0	1,544.4
Long-term debt	22.6	18.4
Payable pursuant to tax receivable agreements	0.2	—
Total current liabilities	2,237.7	2,001.1
Deferred revenue, net of current portion	715.7	654.4
Long-term debt, net of current portion	3,097.4	2,376.8
Operating lease liabilities, net of current portion	173.7	192.9
Payable pursuant to tax receivable agreements, net of current portion	—	175.3
Other long-term liabilities	50.1	17.7
Deferred tax liabilities	97.0	100.9
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.001 par value - 50,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value - 1,000,000 shares authorized; 167,813 and 172,867 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	0.2	0.2
Class B common stock, $0.001 par value - 500,000 shares authorized; 993 and 1,490 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	1,228.0	1,003.5
Accumulated deficit	(1,261.4)	(153.5)
Accumulated other comprehensive loss	(131.0)	(78.2)
Total stockholders' equity (deficit) attributable to GoDaddy Inc.	(164.2)	772.0
Non-controlling interests	0.4	10.1
Total stockholders' equity (deficit)	(163.8)	782.1
Total liabilities and stockholders' equity (deficit)	$6,207.8	$6,301.2
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except shares in thousands and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Domains	$387.4	$345.3	$1,112.9	$999.3
Hosting and presence	302.4	285.0	891.8	833.7
Business applications	154.6	130.2	438.1	374.7
Total revenue	844.4	760.5	2,442.8	2,207.7
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	290.2	265.0	856.7	756.0
Technology and development	141.4	116.4	411.8	367.6
Marketing and advertising	115.4	79.6	312.9	260.2
Customer care	73.6	86.0	242.6	263.9
General and administrative	76.4	72.2	244.1	270.0
Restructuring charges	4.3	—	43.7	—
Depreciation and amortization	50.7	49.9	151.3	160.9
Total costs and operating expenses	752.0	669.1	2,263.1	2,078.6
Operating income	92.4	91.4	179.7	129.1
Interest expense	(23.9)	(22.9)	(64.5)	(70.4)
Tax receivable agreements liability adjustment	—	—	(674.7)	8.7
Loss on debt extinguishment	—	—	—	(14.5)
Other income (expense), net	1.2	5.6	(1.3)	17.0
Income (loss) before income taxes	69.7	74.1	(560.8)	69.9
Benefit (provision) for income taxes	(4.6)	2.7	(4.1)	7.4
Net income (loss)	65.1	76.8	(564.9)	77.3
Less: net income attributable to non-controlling interests	0.4	0.6	0.7	0.8
Net income (loss) attributable to GoDaddy Inc.	$64.7	$76.2	$(565.6)	$76.5
Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock:
Basic	$0.39	$0.44	$(3.35)	$0.44
Diluted	$0.38	$0.42	$(3.35)	$0.42
Weighted-average shares of Class A common stock outstanding:
Basic	167,258	174,820	168,734	173,957
Diluted	171,405	181,654	168,734	182,926
___________________________
(1) Costs and operating expenses include equity-based compensation expense as follows:
Cost of revenue	$0.2	$0.1	$0.5	$0.3
Technology and development	22.5	10.6	65.6	50.9
Marketing and advertising	5.7	2.3	15.7	10.7
Customer care	2.6	1.5	8.5	6.7
General and administrative	17.1	3.2	51.8	37.6
Total equity-based compensation expense	$48.1	$17.7	$142.1	$106.2
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$65.1	$76.8	$(564.9)	$77.3
Foreign exchange forward contracts gain (loss), net	(9.4)	2.0	(3.1)	2.8
Unrealized swap gain (loss), net (net of tax effect of $0.5 million and $1.6 million for the three and nine months ended September 30, 2020, respectively)	(13.4)	9.6	(5.8)	(1.5)
Change in foreign currency translation adjustment	(8.4)	7.7	(44.0)	14.0
Comprehensive income (loss)	33.9	96.1	(617.8)	92.6
Less: comprehensive income attributable to non-controlling interests	0.3	0.8	0.6	1.4
Comprehensive income (loss) attributable to GoDaddy Inc.	$33.6	$95.3	$(618.4)	$91.2
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Stockholders' Equity (Deficit) (unaudited)
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	172,867	$0.2	1,490	$—	$1,003.5	$(153.5)	$(78.2)	$10.1	$782.1
Impact of adoption of credit losses accounting standard	—	—	—	—	—	(0.6)	—	—	(0.6)
Net income	—	—	—	—	—	42.9	—	0.3	43.2
Equity-based compensation, including amounts capitalized	—	—	—	—	46.0	—	—	—	46.0
Stock option exercises	724	—	—	—	16.0	—	—	(0.7)	15.3
Repurchases of Class A common stock	(7,341)	—	—	—	—	(398.0)	—	—	(398.0)
Exchanges of LLC Units	204	—	(204)	—	1.4	—	—	(1.4)	—
Impact of derivatives, net	—	—	—	—	—	—	26.0	—	26.0
Change in foreign currency translation adjustment	—	—	—	—	—	—	(24.9)	—	(24.9)
Attribution of accumulated other comprehensive income (loss)	—	—	—	—	—	—	(0.1)	0.1	—
Vesting of restricted stock units	1,173	—	—	—	—	—	—	—	—
Balance at March 31, 2020	167,627	0.2	1,286	—	1,066.9	(509.2)	(77.2)	8.4	489.1
Net loss	—	—	—	—	—	(673.2)	—	—	(673.2)
Equity-based compensation, including amounts capitalized	—	—	—	—	49.4	—	—	—	49.4
Stock option exercises	907	—	—	—	29.7	—	—	(0.5)	29.2
Repurchases of Class A common stock	(2,645)	—	—	—	—	(143.7)	—	—	(143.7)
Issuance of Class A common stock under ESPP	302	—	—	—	17.5	—	—	—	17.5
Exchanges of LLC Units	166	—	(166)	—	1.0	—	—	(1.0)	—
Impact of derivatives, net	—	—	—	—	—	—	(12.1)	—	(12.1)
Change in foreign currency translation adjustment	—	—	—	—	—	—	(10.7)	—	(10.7)
Attribution of accumulated other comprehensive income (loss)	—	—	—	—	—	—	0.1	(0.1)	—
Vesting of restricted stock units	394	—	—	—	—	—	—	—	—
Balance at June 30, 2020	166,751	0.2	1,120	—	1,164.5	(1,326.1)	(99.9)	6.8	(254.5)

GoDaddy Inc.
Condensed Consolidated Statements of Stockholders' Equity (Deficit) (unaudited) (continued)
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Net income	—	—	—	—	—	64.7	—	0.4	65.1
Equity-based compensation, including amounts capitalized	—	—	—	—	48.6	—	—	—	48.6
Stock option exercises	517	—	—	—	14.7	—	—	(0.5)	14.2
Exchanges of LLC Units	127	—	(127)	—	0.2	—	—	(0.2)	—
Distributions to holders of LLC Units	—	—	—	—	—	—	—	(6.0)	(6.0)
Impact of derivatives, net	—	—	—	—	—	—	(22.8)	—	(22.8)
Change in foreign currency translation adjustment	—	—	—	—	—	—	(8.4)	—	(8.4)
Attribution of accumulated other comprehensive income (loss)	—	—	—	—	—	—	0.1	(0.1)	—
Vesting of restricted stock units	418	—	—	—	—	—	—	—	—
Balance at September 30, 2020	167,813	$0.2	993	$—	$1,228.0	$(1,261.4)	$(131.0)	$0.4	$(163.8)

GoDaddy Inc.
Condensed Consolidated Statements of Stockholders' Equity (Deficit) (unaudited) (continued)
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	168,549	$0.2	6,254	$—	$699.8	$164.8	$(72.1)	$31.8	$824.5
Impact of adoption of lease accounting standard	—	—	—	—	—	3.3	—	—	3.3
Net income	—	—	—	—	—	12.9	—	0.3	13.2
Equity-based compensation	—	—	—	—	46.9	—	—	—	46.9
Stock option exercises	894	—	—	—	18.3	—	—	(0.7)	17.6
Exchanges of LLC Units	4,601	—	(4,601)	—	8.5	—	(2.6)	(5.9)	—
Tax receivable agreements liability arising from exchanges	—	—	—	—	(9.7)	—	—	—	(9.7)
Impact of derivatives, net	—	—	—	—	—	—	(0.2)	—	(0.2)
Change in foreign currency translation adjustment	—	—	—	—	—	—	27.8	—	27.8
Attribution of accumulated other comprehensive income (loss)	—	—	—	—	—	—	(0.7)	0.7	—
Vesting of restricted stock units and other	1,071	—	—	—	—	—	—	—	—
Adjustment to prior period non-controlling interests allocations	—	—	—	—	51.7	—	(38.5)	(13.2)	—
Balance at March 31, 2019	175,115	0.2	1,653	—	815.5	181.0	(86.3)	13.0	923.4
Net loss	—	—	—	—	—	(12.6)	—	(0.1)	(12.7)
Equity-based compensation	—	—	—	—	41.6	—	—	—	41.6
Stock option exercises	867	—	—	—	20.1	—	—	(0.7)	19.4
Issuance of Class A common stock under ESPP	303	—	—	—	16.6	—	—	—	16.6
Exchanges of LLC Units	87	—	(87)	—	0.3	—	—	(0.3)	—
Impact of derivatives, net	—	—	—	—	—	—	(10.1)	—	(10.1)
Change in foreign currency translation adjustment	—	—	—	—	—	—	(21.5)	—	(21.5)
Attribution of accumulated other comprehensive income (loss)	—	—	—	—	—	—	0.3	(0.3)	—
Vesting of restricted stock units	355	—	—	—	—	—	—	—	—
Balance at June 30, 2019	176,727	0.2	1,566	—	894.1	168.4	(117.6)	11.6	956.7

GoDaddy Inc.
Condensed Consolidated Statements of Stockholders' Equity (Deficit) (unaudited) (continued)
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Net income	—	—	—	—	—	76.2	—	0.6	76.8
Equity-based compensation	—	—	—	—	17.7	—	—	—	17.7
Stock option exercises	425	—	—	—	9.3	—	—	(0.3)	9.0
Repurchases of Class A common stock	(6,166)	—	—	—	—	(399.6)	—	—	(399.6)
Exchanges of LLC Units	37	—	(37)	—	0.1	—	—	(0.1)	—
Impact of derivatives, net	—	—	—	—	—	—	11.6	—	11.6
Change in foreign currency translation adjustment	—	—	—	—	—	—	7.7	—	7.7
Attribution of accumulated other comprehensive income (loss)	—	—	—	—	—	—	(0.2)	0.2	—
Vesting of restricted stock units	399	—	—	—	—	—	—	—	—
Balance at September 30, 2019	171,422	$0.2	1,529	$—	$921.2	$(155.0)	$(98.5)	$12.0	$679.9
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net income (loss)	$(564.9)	$77.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	151.3	160.9
Equity-based compensation expense	142.1	106.2
Non-cash restructuring charges	29.0	—
Loss on debt extinguishment	—	14.5
Tax receivable agreements liability adjustment	674.7	(8.7)
Other	30.6	21.4
Changes in operating assets and liabilities, net of amounts acquired:
Registry deposits	3.6	5.5
Prepaid domain name registry fees	(15.1)	(20.1)
Deferred revenue	200.5	182.8
Other operating assets and liabilities	(53.1)	21.4
Net cash provided by operating activities	598.7	561.2
Investing activities
Purchases of short-term investments	—	(64.1)
Maturities of short-term investments	23.7	59.9
Business acquisitions, net of cash acquired	(420.7)	(40.3)
Purchases of property and equipment	(39.1)	(71.1)
Other investing activities	0.2	(1.8)
Net cash used in investing activities	(435.9)	(117.4)
Financing activities
Proceeds received from:
Issuance of term loans	746.3	—
Issuance of Senior Notes	—	600.0
Stock option exercises	58.7	46.0
Issuance of Class A common stock under ESPP	17.5	16.6
Payments made for:
Settlement of tax receivable agreements	(849.8)	—
Repurchases of Class A common stock	(541.7)	(399.6)
Repayment of term loans	(20.6)	(618.7)
Contingent consideration for business acquisitions	(0.2)	(35.5)
Other financing obligations	(14.3)	(16.2)
Net cash used in financing activities	(604.1)	(407.4)
Effect of exchange rate changes on cash and cash equivalents	0.3	(2.1)
Net increase (decrease) in cash and cash equivalents	(441.0)	34.3
Cash and cash equivalents, beginning of period	1,062.8	932.4
Cash and cash equivalents, end of period	$621.8	$966.7

GoDaddy Inc.
Condensed Consolidated Statements of Cash Flows (unaudited) (continued)
(In millions)

Cash paid during the period for:
Interest on long-term debt, net of swap benefit	$48.6	$53.4
Income taxes, net of refunds received	$11.6	$5.9
Amounts included in the measurement of operating lease liabilities	$38.9	$36.4
Supplemental disclosure of non-cash transactions:
Operating lease assets obtained in exchange for operating lease obligations	$15.8	$105.2
Accrued purchases of property and equipment at period end	$3.8	$3.0
Landlord paid tenant improvements included in purchases of property and equipment	$0.5	$7.6
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except shares in thousands and per share amounts)

1.    Organization and Background
Organization
We are the sole managing member of Desert Newco, and as a result, we consolidate its financial results and report non-controlling interests representing the economic interests held by its other members. The calculation of non-controlling interests excludes any net income attributable directly to GoDaddy Inc. We owned more than 99% of Desert Newco's limited liability company units (LLC Units) as of September 30, 2020.
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
Segment
As of September 30, 2020, our chief operating decision maker function was comprised of our Chief Executive Officer who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance for the entire company. Accordingly, we have a single operating and reportable segment.
2.    Summary of Significant Accounting Policies
Capitalized Internal-Use Software Costs
Costs incurred to develop software for internal-use during the application development phase are capitalized to property and equipment and amortized over such software's estimated useful life. Costs related to the design or maintenance of internal-use software are included in technology and development expenses as incurred. During the nine months ended September 30, 2020 and 2019, we capitalized $7.4 million and $8.5 million of such costs, respectively.
Assets Recognized from Contract Costs
Fees paid at the inception of a domain registration or renewal represent costs to fulfill a contract. We capitalize and amortize these prepaid domain name registry fees to cost of revenue consistent with the pattern of transfer of the product to which the asset relates. Amortization expense of such asset was $161.0 million and $154.3 million for the three months ended September 30, 2020 and 2019, respectively, and was $481.7 million and $456.6 million, for the nine months ended September 30, 2020 and 2019, respectively.
No other material contract costs were capitalized during any of the periods presented.
Fair Value Measurements
The following tables set forth our material assets and liabilities measured at fair value on a recurring basis:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$—	$159.7	$—	$159.7
Total liabilities measured and recorded at fair value	$—	$159.7	$—	$159.7

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Reverse repurchase agreements(1)	$—	$70.0	$—	$70.0
Commercial paper	—	102.0	—	102.0
Money market funds and time deposits	444.0	—	—	444.0
Short-term investments:
Commercial paper and other	0.7	22.9	—	23.6
Total assets measured and recorded at fair value	$444.7	$194.9	$—	$639.6
Liabilities:
Derivative liabilities	$—	$93.8	$—	$93.8
Total liabilities measured and recorded at fair value	$—	$93.8	$—	$93.8
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
In August 2018, the FASB issued new guidance aligning the accounting for implementation costs incurred in cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted this guidance on a prospective basis on January 1, 2020. Amounts capitalized during the nine months ended September 30, 2020 were not material.
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
In March 2020, the FASB issued guidance providing temporary optional expedients and exceptions related to contract modifications and hedge accounting to ease the financial reporting burden of the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We continue to evaluate our contractual arrangements and hedging relationships that reference LIBOR.

3.    Business Acquisitions
In August 2020, we completed the acquisition of the registry operations of Neustar Inc. for total purchase consideration consisting of $215.9 million in cash and the settlement of $19.4 million in pre-existing contractual relationships related to prepaid domain name registry fees. This acquisition was completed to expand our domains offerings and capabilities on an established registry technology platform.
During the nine months ended September 30, 2020, we completed three other acquisitions for aggregate purchase consideration of $219.2 million in cash, of which $10.2 million is payable in future periods upon expiration of the respective contractual holdback periods.
The aggregate purchase price of these four acquisitions was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of each acquisition date, with the excess recorded to goodwill. The recognition of goodwill, of which approximately $92.0 million is deductible for income tax purposes, was made based on strategic benefits we expect to realize from the acquisitions. During the measurement periods, which will not exceed one year from each closing, we will continue to obtain information, primarily related to income taxes, to assist us in finalizing the acquisition date fair values. Any qualifying changes to our preliminary estimates will be recorded as adjustments to the respective assets and liabilities, with any residual amounts allocated to goodwill.
The following table summarizes the estimated acquisition date fair values of the aggregate assets acquired and liabilities assumed:

Total purchase consideration	$454.5
Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	4.2
Domain portfolio indefinite-lived intangible assets	88.5
Contractual-based indefinite-lived intangible assets	67.0
Finite-lived intangible assets	96.2
Deferred revenue	(17.1)
Other assets and liabilities, net	(16.0)
Total assets acquired, net of liabilities assumed	222.8
Goodwill	$231.7
The identified intangible assets, which were valued using income-based approaches, primarily consist of an indefinite-lived domain portfolio, contractual-based assets, developed technology and customer relationships. The acquired finite-lived intangible assets have a total weighted-average amortization period of 5.5 years.
Pro forma financial information is not presented because these acquisitions were not material to our financial statements, either individually or in the aggregate.
4.    Goodwill and Intangible Assets
The following table summarizes changes in our goodwill balance:

Balance at December 31, 2019	$2,976.5
Goodwill related to acquisitions	231.7
Impact of foreign currency translation	13.1
Balance at September 30, 2020	$3,221.3

Intangible assets, net are summarized as follows:

	September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	234.4	n/a	234.4
Contractual-based assets	67.0	n/a	67.0
Finite-lived intangible assets:
Customer-related	834.2	$(504.4)	329.8
Developed technology	184.9	(80.1)	104.8
Trade names and other	103.1	(29.4)	73.7
	$1,868.6	$(613.9)	$1,254.7

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	148.1	n/a	148.1
Finite-lived intangible assets:
Customer-related	838.4	$(475.6)	362.8
Developed technology	151.5	(67.3)	84.2
Trade names and other	81.4	(23.8)	57.6
	$1,664.4	$(566.7)	$1,097.7
Amortization expense was $32.0 million and $29.0 million for the three months ended September 30, 2020 and 2019, respectively, and was $94.3 million and $91.0 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the weighted-average remaining amortization period for amortizable intangible assets was 64 months for customer-related intangible assets, 41 months for developed technology and 82 months for trade names and other, and was 62 months in total.
Based on the balance of finite-lived intangible assets at September 30, 2020, expected future amortization expense is as follows:

Year Ending December 31:
2020 (remainder of)	$32.2
2021	108.0
2022	104.8
2023	86.4
2024	73.5
Thereafter	103.4
$508.3

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
During the nine months ended September 30, 2020, we repurchased a total of 9,986 shares of our Class A common stock in the open market pursuant to our prior share repurchase programs, which were retired upon repurchase, for an aggregate purchase price of $541.7 million, including commissions. We have no amounts remaining available under our prior share repurchase programs.
As of September 30, 2020, we have $500.0 million remaining available under our current approved share repurchase program.
6.    Equity-Based Compensation
Equity Plans
As of December 31, 2019, 23,363 shares of Class A common stock were available for issuance as future awards under the 2015 Equity Incentive Plan (the 2015 Plan). On January 1, 2020, an additional 6,974 shares were reserved for issuance pursuant to the automatic increase provisions of the 2015 Plan. As of September 30, 2020, 27,246 shares were available for issuance as future awards under the 2015 Plan.
As of December 31, 2019, 3,575 shares of Class A common stock were available for issuance under the 2015 Employee Stock Purchase Plan (the ESPP). On January 1, 2020, an additional 1,000 shares were reserved for issuance pursuant to the automatic increase provisions of the ESPP. As of September 30, 2020, 4,273 shares were available for issuance under the ESPP.
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

The following table summarizes stock option activity:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Grant- Date Fair Value Per Share ($)	Weighted- Average Exercise Price Per Share ($)
Outstanding at December 31, 2019	6,304		38.08
Granted	154	22.33	68.05
Exercised	(2,148)		27.29
Forfeited	(305)		61.14
Outstanding at September 30, 2020	4,005		43.26
Vested at September 30, 2020	2,739		33.56
The following table summarizes stock award activity:

Number of Shares of Class A Common Stock (#)
Outstanding at December 31, 2019	5,240
Granted: RSUs	3,411
Granted: TSR-based PSUs	414
Vested	(1,985)
Forfeited	(583)
Outstanding at September 30, 2020(1)	6,497
_________________________________
(1)Includes financial-based PSUs for which performance targets have not yet been established, and which are not yet considered granted for accounting purposes. The balance of outstanding awards is comprised of the following:

	Number of Shares of Class A Common Stock (#)	Weighted-Average Grant-Date Fair Value Per Share ($)
RSUs	5,604	69.18
TSR-based PSUs	396	106.14
Financial-based PSUs granted for accounting purposes	257	66.94
Financial-based PSUs not yet granted for accounting purposes	240	N/A
Outstanding at September 30, 2020	6,497
At September 30, 2020, total unrecognized compensation expense related to non-vested stock options and stock awards was $21.2 million and $295.4 million, respectively, with expected remaining weighted-average recognition periods of 2.2 years and 2.6 years, respectively. Such amounts exclude PSUs not yet considered granted for accounting purposes.
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

7.    Deferred Revenue
Deferred revenue consisted of the following:

	September 30, 2020	December 31, 2019
Current:
Domains	$810.6	$752.7
Hosting and presence	570.6	526.7
Business applications	318.8	265.0
	$1,700.0	$1,544.4
Noncurrent:
Domains	$404.2	$382.2
Hosting and presence	216.7	187.2
Business applications	94.8	85.0
	$715.7	$654.4
The increase in the deferred revenue balance is primarily driven by payments received in advance of satisfying our performance obligations, offset by $371.9 million and $1,477.9 million of revenue recognized during the three and nine months ended September 30, 2020, respectively, that was included in the deferred revenue balance as of December 31, 2019. The deferred revenue balance as of September 30, 2020 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied, and is expected to be recognized as revenue as follows:

	Remainder of 2020	2021	2022	2023	2024	Thereafter	Total

Domains	$310.4	$570.9	$166.1	$72.2	$41.4	$53.8	$1,214.8
Hosting and presence	235.9	370.6	116.2	33.0	14.3	17.3	787.3
Business applications	127.4	210.2	55.6	14.6	3.3	2.5	413.6
	$673.7	$1,151.7	$337.9	$119.8	$59.0	$73.6	$2,415.7

8.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2020	December 31, 2019
Accrued payroll and employee benefits	$108.7	$116.9
Derivative liabilities	159.7	93.8
Current portion of operating lease liabilities	39.9	39.5
Tax-related accruals	39.9	30.8
Accrued legal and professional	24.5	28.7
Accrued marketing and advertising	24.5	14.7
Accrued acquisition-related expenses and acquisition consideration payable	11.4	8.3
Other	56.7	33.3
	$465.3	$366.0

9.    Long-Term Debt
Long-term debt consisted of the following:

	Maturity Date	September 30, 2020	December 31, 2019
2024 Term Loans (effective interest rate of 2.9% at September 30, 2020 and 4.7% at December 31, 2019)	February 15, 2024	$1,813.6	$1,832.3
2027 Term Loans (effective interest rate of 3.0% at September 30, 2020)	August 10, 2027	748.1	—
Senior Notes (effective interest rate of 5.4% at September 30, 2020 and December 31, 2019)	December 1, 2027	600.0	600.0
Revolver	February 15, 2024	—	—
Total		3,161.7	2,432.3
Less: unamortized original issue discount on long-term debt(1)		(14.6)	(13.2)
Less: unamortized debt issuance costs(1)		(27.1)	(23.9)
Less: current portion of long-term debt		(22.6)	(18.4)
		$3,097.4	$2,376.8
_________________________________
(1)Original issue discount and debt issuance costs amortized to interest expense over the life of the related debt instruments using the interest method.
Credit Facility
Our secured credit agreement (the Credit Facility) includes our previously-issued term loans (the 2024 Term Loans), a new tranche of term loans issued in August 2020 (the 2027 Term Loans) and a revolving credit facility (the Revolver).
The 2024 Term Loans bear interest at a rate equal to, at our option, either (a) LIBOR plus 1.75% per annum or (b) 0.75% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%. A portion of these loans are hedged by an interest rate swap, as discussed in Note 10.
In August 2020, we amended the Credit Facility to allow for the issuance of the 2027 Term Loans in an aggregate principal amount of $750.0 million. The 2027 Term Loans were issued at a 0.5% discount on the face of the note at original issue for net proceeds of $746.3 million, which were used to partially fund the payments associated with the settlement of our obligations under certain tax receivable agreements (TRAs), as discussed in Note 15. In conjunction with the issuance of these loans, we recognized an additional $6.5 million in debt issuance costs.
The 2027 Term Loans bear interest at a rate equal to, at our option, either (a) LIBOR plus 2.50% per annum or (b) 1.5% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%. These loans are hedged by an interest rate swap, as discussed in Note 10. Principal payments comprising 0.25% of the initial principal amount of the 2027 Term Loans are due quarterly, commencing September 30, 2020.
The Revolver bears interest at a rate equal to, at our option, either (a) LIBOR plus a margin ranging from 1.25% to 1.75% per annum or (b) the higher of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0% plus a margin ranging from 0.25% to 0.75% per annum, with the margins determined based on our first lien secured net leverage ratio.
All LIBOR-based interest rates under the Credit Facility are subject to a 0.0% floor on LIBOR.
At September 30, 2020, we had $600.0 million available for borrowing under the Revolver and were not in violation of any covenants of the Credit Facility.
Senior Notes
Our $600.0 million unsecured senior notes (the Senior Notes) bear interest at 5.25% per annum, payable semiannually on June 1 and December 1, with the full principal balance payable at maturity, subject to earlier repurchase or optional redemption, as described in the indenture governing the Senior Notes.
At September 30, 2020, we were not in violation of any covenants of the Senior Notes.

Fair Value
The estimated fair values of the 2024 Term Loans, the 2027 Term Loans and the Senior Notes were $1,780.7 million, $738.7 million and $627.0 million, respectively, at September 30, 2020 based on observable market prices for these loans, which are traded in less active markets and therefore classified as Level 2 fair value measurements.
Future Debt Maturities
Aggregate principal payments, exclusive of any unamortized original issue discount and debt issuance costs, due on long-term debt as of September 30, 2020 are as follows:

Year Ending December 31:
2020 (remainder of)	$8.1
2021	32.5
2022	32.5
2023	32.5
2024	1,740.0
Thereafter	1,316.1
$3,161.7

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
We utilize a variety of derivative instruments, all of which are designated as cash flow hedges, including:
•foreign exchange forward contracts to hedge certain forecasted sales transactions denominated in foreign currency, all of which had maturities of 18 months or less at September 30, 2020;
•a cross-currency swap arrangement used to manage variability due to movements in foreign currency exchange rates related to a Euro-denominated intercompany loan; and
•pay-fixed rate, receive-floating rate interest rate swap arrangements to effectively convert portions of our variable-rate debt to fixed.
In August 2020, in conjunction with the issuance of the 2027 Term Loans discussed in Note 9, we entered into seven-year pay-fixed rate, receive-floating rate interest rate swap arrangements to effectively convert the variable one-month LIBOR interest rate on the 2027 Term Loans borrowings to a fixed rate of 0.705%. These interest rate swaps, which mature on August 10, 2027, had an aggregate notional amount of $750.0 million at inception.
The risk management strategies related to our use of derivatives are consistent with those described in our 2019 Form 10-K.

The following table summarizes our outstanding derivative instruments on a gross basis:

	Notional Amount		Fair Value of Derivative Assets(2)		Fair Value of Derivative Liabilities(2)
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Derivative Instrument:
Level 2:
Foreign exchange forward contracts	$261.4	$138.9	$0.2	$—	$4.6	$3.3
Cross-currency swap(1)	1,406.2	1,355.8	—	—	101.1	64.1
Interest rate swaps	2,027.2	1,289.0	—	—	54.0	26.4
Total hedges	$3,694.8	$2,783.7	$0.2	$—	$159.7	$93.8
_________________________________
(1)The notional values of the cross-currency swap have been translated from Euros to U.S. dollars at the foreign currency rates in effect of approximately 1.17 and 1.12 at September 30, 2020 and December 31, 2019, respectively.
(2)In our balance sheets, all derivative assets are recorded within prepaid expenses and other current assets and all derivative liabilities are recorded within accrued expenses and other current liabilities.
The following table summarizes the effect of our designated cash flow hedging derivative instruments on accumulated other comprehensive income (loss) (AOCI):

	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Derivative Instrument:
Foreign exchange forward contracts(1)	$(9.4)	$2.0	$(3.1)	$2.8
Cross-currency swap	(7.0)	12.3	23.4	28.8
Interest rate swaps	(5.9)	(2.7)	(27.6)	(30.3)
Total hedges	$(22.3)	$11.6	$(7.3)	$1.3
_________________________________
(1)Amounts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.
The following table summarizes the locations and amounts of gains (losses) recognized within earnings related to our cash flow hedging relationships:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Foreign exchange forward contracts:
Reclassified from AOCI into income	$0.7	$—	$—	$1.0	$—	$—
Cross-currency swap:
Reclassified from AOCI into income(1)	—	7.0	(58.6)	—	7.9	52.3
Interest rate swaps:
Reclassified from AOCI into income	—	(8.1)	—	—	(0.7)	—
Total hedges	$0.7	$(1.1)	$(58.6)	$1.0	$7.2	$52.3
_________________________________
(1)The amount reflected in other income (expense), net includes $58.2 million and $(52.4) million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by the cross-currency swap during the three months ended September 30, 2020 and 2019, respectively.

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Foreign exchange forward contracts:
Reclassified from AOCI into income	$2.7	$—	$—	$2.3	$—	$—
Cross-currency swap:
Reclassified from AOCI into income(1)	—	22.1	(61.0)	—	22.5	61.1
Interest rate swaps:
Reclassified from AOCI into income	—	(17.0)	—	—	(0.5)	—
Total hedges	$2.7	$5.1	$(61.0)	$2.3	$22.0	$61.1
_________________________________
(1) The amount reflected in other income (expense), net includes $60.3 million and $(61.6) million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by the cross-currency swap during the nine months ended September 30, 2020 and 2019, respectively.
As of September 30, 2020, we estimate that approximately $5.5 million of net deferred losses related to our designated cash flow hedges will be recognized in earnings over the next 12 months. No amounts were excluded from our effectiveness testing during any of the periods presented.
11.     Leases
Our operating leases primarily consist of office and data center space expiring at various dates through November 2036. Certain leases include options to renew or terminate at our discretion. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of September 30, 2020, operating leases have a remaining weighted average lease term of 8.0 years and our operating lease liabilities were measured using a weighted average discount rate of 5.1%. Finance leases are immaterial.
The components of operating lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating lease costs	$12.6	$15.1	$40.2	$40.6
Variable lease costs	2.0	1.9	6.7	6.5
Sublease income	(0.5)	(0.9)	(2.3)	(2.2)
Net lease costs	$14.1	$16.1	$44.6	$44.9
We recognized an impairment of our operating lease assets during the second quarter of 2020, as discussed in Note 13.
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
On April 22, 2020, the parties filed statements in response to a request from the Court to refine the class definition, resulting in a reduction in the total number of class members from the original estimated class. Accordingly, we recorded a $2.9 million reduction to general and administrative expenses during the three months ended March 31, 2020, lowering our estimated loss provision for this settlement to $15.1 million at March 31, 2020.
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
On September 1, 2020, the Court issued an amended order reducing the attorneys’ fees to be paid to legal counsel representing the class. Additionally, the actual number of claims made by class members through the October 7, 2020 deadline were lower than our original estimates. Based primarily on these two factors, we recorded a $4.8 million reduction to general and administrative expenses during the three months ended September 30, 2020, lowering our estimated loss provision for this settlement to $10.3 million at September 30, 2020. This accrual represents our best estimate of the total settlement costs, inclusive of attorneys' fees to be paid to legal counsel representing the class. The settlement remains subject to the Court’s final approval, which is expected to be received at a hearing on December 14, 2020.
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

As of September 30, 2020 and December 31, 2019, our accrual for estimated indirect tax liabilities was $9.9 million and $9.4 million, respectively, reflecting our best estimate of the probable liability based on an analysis of our business activities, revenues subject to indirect taxes and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation or settlements could be materially different than the amounts established for indirect tax contingencies.
13.     Restructuring Charges
In June 2020, we announced a restructuring plan related to our outbound sales and operations and recorded $39.4 million of pre-tax restructuring charges in our statements of operations in the second quarter of 2020. During the three months ended September 30, 2020 we recorded an additional $4.3 million, bringing the total pre-tax restructuring charges to $43.7 million. The aggregate charges included: (i) $14.7 million in severance and related benefits to be paid to, or on behalf of, the impacted employees, as well as professional fees incurred in connection with the restructuring; (ii) a $27.9 million impairment of operating lease assets associated with the closure of our leased offices in Austin, Texas; and (iii) $1.1 million of accelerated depreciation and operating lease assets amortization related to the office closures. We do not expect to record any additional material charges related to the restructuring plan.
Cash payments of $13.1 million related to the restructuring were made during the three months ended September 30, 2020, and $1.6 million remains in accrued restructuring costs as of September 30, 2020. We expect to make substantially all remaining restructuring payments in the fourth quarter of 2020.
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
Our effective tax rate in 2020 differs from the U.S. federal statutory rate primarily due to changes in valuation allowances based on current year earnings as well as the reversal of $3.3 million of previously-established valuation allowances as a result of acquisitions completed during the nine months ended September 30, 2020, partially offset by a charge of $4.0 million due to revaluation of the net deferred tax liability related to our operations in the United Kingdom.
On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief and Economic Security Act (the CARES Act). The CARES Act did not have a material impact on our benefit for income taxes.
During the nine months ended September 30, 2020, we completed a research and development (R&D) tax credit study for the 2017, 2018 and 2019 tax years, which resulted in a total tax credit of $79.6 million. However, we do not have sufficient tax liability to utilize the majority of these tax credits; therefore, we have established tax credit carryforwards of $77.8 million. We anticipate generating additional R&D tax credits in the 2020 tax year and on a go forward basis.
Based primarily on our limited operating history, our historical tax losses, and the inability to forecast excess tax benefits related to equity-based compensation, we believe there is uncertainty as to when we will be able to utilize certain of our net operating losses (NOLs), credit carryforwards and other deferred tax assets (DTAs). Therefore, we have recorded a valuation allowance against the DTAs for which we have concluded it is more-likely-than-not they will not be realized. In determining the need for a valuation allowance, we use historical and forecasted future operating results, based upon approved business plans, including a review of the eligible carryforward periods, and tax planning strategies. We prepare our estimates and projections quarterly. Should our estimates for income increase and projections show utilization of the tax attributes, we will consider that as significant positive evidence which may lead to the release of some or all of the valuation allowance against our DTAs.

Uncertain Tax Positions
During the nine months ended September 30, 2020, we established a reserve for an uncertain tax position of $16.4 million relating to pre-acquisition tax periods for an acquisition completed during the period. The acquisition agreements provide indemnification related to pre-acquisition tax exposures in certain circumstances. We also established a reserve for an uncertain tax position of $24.4 million relating to R&D tax credits for prior years. As this reserve relates to a tax credit carryforward, we have recorded the reserve as a reduction to the DTA.
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
15.    Payable Pursuant to the TRAs
As described in our 2019 Form 10-K, we were a party to five TRAs with our pre-IPO owners. The TRAs generally required us to pay to such owners, in the aggregate, approximately 85% of any future tax savings we are deemed to realize as a result of tax attributes acquired either in our pre-IPO organizational transactions or as a result of exchanges of LLC Units by such pre-IPO owners for shares of our Class A common stock or cash. Such future tax savings are estimated to total approximately $2.1 billion based on current tax rates.
On July 31, 2020, we entered into settlement and release agreements with respect to four of the TRAs, and an amendment to the fifth TRA (collectively, the TRA Settlement Agreements), pursuant to which we settled all liabilities under the TRAs in exchange for aggregate payments totaling $850.0 million, of which $849.8 million was paid during the three months ended September 30, 2020. Upon payment, we were released from all obligations to the parties to the TRAs, including the holders of unexchanged LLC Units. We recorded a charge of $674.7 million to our statements of operations during the nine months ended September 30, 2020 to adjust the liability under the TRAs from $175.3 million to the aggregate settlement amount.
As a result of the TRA Settlement Agreements, we will retain all of the future cash tax savings from the utilization of the tax attributes we acquired from exchanges of LLC Units subject to the TRAs. In addition, upon execution of these agreements, we generated approximately $180.0 million in additional DTAs. However, given that the negative evidence, including cumulative tax losses in recent years, continues to outweigh the positive evidence, we recorded a full valuation allowance against these DTAs. See Note 14 for additional discussion of the valuation allowances associated with our DTAs.

16.    Income (Loss) Per Share
Basic income (loss) per share is computed by dividing net income (loss) attributable to GoDaddy Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive shares unless their effect is antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$65.1	$76.8	$(564.9)	$77.3
Less: net income attributable to non-controlling interests	0.4	0.6	0.7	0.8
Net income (loss) attributable to GoDaddy Inc.	$64.7	$76.2	$(565.6)	$76.5
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	167,258	174,820	168,734	173,957
Effect of dilutive securities:
Class B common stock	1,069	1,543	—	2,592
Stock options	1,704	4,177	—	4,765
RSUs, PSUs and ESPP shares	1,374	1,114	—	1,612
Weighted-average shares of Class A Common stock outstanding—diluted	171,405	181,654	168,734	182,926

Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock—basic	$0.39	$0.44	$(3.35)	$0.44
Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock—diluted(1):	$0.38	$0.42	$(3.35)	$0.42
_________________________________
(1)The diluted income (loss) per share calculations exclude any net income or loss attributable to non-controlling interests.
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted income (loss) per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Class B common stock	—	—	1,220	—
Options	1,321	1,840	3,859	1,641
RSUs, PSUs and ESPP shares	413	90	1,825	56
	1,734	1,930	6,904	1,697
Shares of Class B common stock do not share in our earnings and are not participating securities. Accordingly, separate presentation of income (loss) per share of Class B common stock under the two-class method has not been presented. Each share of Class B common stock (together with a corresponding LLC Unit) is exchangeable for one share of Class A common stock.

17.    Geographic Information
Revenue by geography is based on the customer's billing address and was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
U.S.	$560.7	$506.2	$1,630.6	$1,460.6
International	283.7	254.3	812.2	747.1
	$844.4	$760.5	$2,442.8	$2,207.7
No individual international country represented more than 10% of total revenue in any period presented.
Property and equipment, net by geography was as follows:

	September 30, 2020	December 31, 2019
U.S.	$193.1	$200.4
International	53.6	58.2
	$246.7	$258.6
No individual international country represented more than 10% of property and equipment, net in any period presented.
18.    Accumulated Other Comprehensive Loss
AOCI activity in equity was as follows:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Total Accumulated Other Comprehensive Income (Loss)
Gross balance as of December 31, 2019(2)	$(54.6)	$(24.3)	$(78.9)
Other comprehensive income (loss) before reclassifications	(44.0)	44.3	0.3
Amounts reclassified from AOCI	—	(53.2)	(53.2)
Other comprehensive income (loss)	(44.0)	(8.9)	(52.9)
	$(98.6)	$(33.2)	(131.8)
Less: AOCI attributable to non-controlling interests			0.8
Balance as of September 30, 2020			$(131.0)

Gross balance as of December 31, 2018(2)	$(92.3)	$(22.4)	$(114.7)
Other comprehensive income (loss) before reclassifications	14.1	(84.1)	(70.0)
Amounts reclassified from AOCI	—	85.4	85.4
Other comprehensive income (loss)	14.1	1.3	15.4
	$(78.2)	$(21.1)	(99.3)
Less: AOCI attributable to non-controlling interests			0.8
Balance as of September 30, 2019			$(98.5)
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
COVID-19 Pandemic
As discussed in "Our Response to the COVID-19 Pandemic," we have implemented a variety of measures to attempt to minimize its impact on our business, including a restructuring announced in June 2020 to address the sustainability of our U.S. outbound sales and operations, which is further described in Note 13 to our financial statements. The extent to which COVID-19 will impact our future financial results and operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the outbreak and the domestic and international actions being taken to contain and treat it. Due to the speed with which the situation continues to evolve, we are currently unable to fully determine the extent of its impact on our business, but the impact could be material to the remainder of 2020 as well as to any future period affected either directly or indirectly by this pandemic. We are actively monitoring the rapidly evolving situation and its potential impacts on our financial position, results of operations and cash flows. See "Risk Factors" for additional information on the risks we may face associated with COVID-19.
Third Quarter Financial Highlights
Below are our key financial highlights for the three months ended September 30, 2020, with comparisons to the three months ended September 30, 2019.
•Total revenue of $844.4 million, an increase of 11.0%, or approximately 11.2% on a constant currency basis(1).
•International revenue of $283.7 million, an increase of 11.6%, or approximately 12.0% on a constant currency basis(1).
•Total bookings(2) of $945.0 million, an increase of 11.0%, or approximately 11.2% on a constant currency basis(1).
•Net income of $65.1 million.
•Net cash provided by operating activities of $197.3 million, a decrease of 1.4%.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue

Revenue:
Domains	$387.4	45.9%	$345.3	45.4%	$1,112.9	45.6%	$999.3	45.2%
Hosting and presence	302.4	35.8%	285.0	37.5%	891.8	36.5%	833.7	37.8%
Business applications	154.6	18.3%	130.2	17.1%	438.1	17.9%	374.7	17.0%
Total revenue	844.4	100.0%	760.5	100.0%	2,442.8	100.0%	2,207.7	100.0%
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	290.2	34.5%	265.0	34.8%	856.7	35.1%	756.0	34.2%
Technology and development	141.4	16.7%	116.4	15.3%	411.8	16.9%	367.6	16.7%
Marketing and advertising	115.4	13.7%	79.6	10.5%	312.9	12.8%	260.2	11.8%
Customer care	73.6	8.7%	86.0	11.3%	242.6	9.9%	263.9	12.0%
General and administrative	76.4	9.0%	72.2	9.5%	244.1	10.0%	270.0	12.1%
Restructuring charges	4.3	0.5%	—	—%	43.7	1.8%	—	—%
Depreciation and amortization	50.7	6.0%	49.9	6.6%	151.3	6.2%	160.9	7.3%
Total costs and operating expenses	752.0	89.1%	669.1	88.0%	2,263.1	92.7%	2,078.6	94.1%
Operating income	92.4	10.9%	91.4	12.0%	179.7	7.3%	129.1	5.9%
Interest expense	(23.9)	(2.8)%	(22.9)	(3.0)%	(64.5)	(2.6)%	(70.4)	(3.2)%
Tax receivable agreements liability adjustment	—	—%	—	—%	(674.7)	(27.6)%	8.7	0.4%
Loss on debt extinguishment	—	—%	—	—%	—	—%	(14.5)	(0.7)%
Other income (expense), net	1.2	0.1%	5.6	0.7%	(1.3)	(0.1)%	17.0	0.8%
Income (loss) before income taxes	69.7	8.2%	74.1	9.7%	(560.8)	(23.0)%	69.9	3.2%
Benefit (provision) for income taxes	(4.6)	(0.5)%	2.7	0.4%	(4.1)	(0.2)%	7.4	0.3%
Net income (loss)	65.1	7.7%	76.8	10.1%	(564.9)	(23.2)%	77.3	3.5%
Less: net income attributable to non-controlling interests	0.4	—%	0.6	0.1%	0.7	—%	0.8	—%
Net income (loss) attributable to GoDaddy Inc.	$64.7	7.7%	$76.2	10.0%	$(565.6)	(23.2)%	$76.5	3.5%
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
The following table presents our revenue for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%

Domains	$387.4	$345.3	$42.1	12%	$1,112.9	$999.3	$113.6	11%
Hosting and presence	302.4	285.0	17.4	6%	891.8	833.7	58.1	7%
Business applications	154.6	130.2	24.4	19%	438.1	374.7	63.4	17%
Total revenue	$844.4	$760.5	$83.9	11%	$2,442.8	$2,207.7	$235.1	11%
The 11.0% and 10.6% increases in total revenue for the three and nine months ended September 30, 2020, respectively, were driven by growth in total customers and average revenue per user, with acquisitions completed in 2020 also a contributing factor. The increase in customers impacted each of our revenue lines, as the additional customers purchased subscriptions across our product portfolio. These increases were partially offset by the impact of adverse movements in foreign currency exchange rates, primarily impacting the nine month period.
Domains
The 12.2% and 11.4% increases in domains revenue for the three and nine months ended September 30, 2020, respectively, were primarily driven by the increase in domains under management from 78.6 million as of September 30, 2019 to 81.8 million as of September 30, 2020, revenue from acquisitions completed in 2020, increased aftermarket domain sales and international growth. Domains under management in 2020 was impacted by: (i) approximately 0.8 million domains added from an acquisition completed in the second quarter of 2020 and (ii) the expiration of approximately 1.0 million .uk domains for which we provided free initial registration to the owners of the associated third-level domains (e.g. .co.uk) following the 2017 launch of the .uk ccTLD.
Hosting and presence
The 6.1% and 7.0% increases in hosting and presence revenue for the three and nine months ended September 30, 2020, respectively, were primarily driven by increased demand for our website building and website security products, partially offset by the adverse impact of lower demand for certain higher-priced subscriptions as a result of the COVID-19 pandemic.
Business applications
The 18.7% and 16.9% increases in business applications revenue for the three and nine months ended September 30, 2020, respectively, were primarily driven by increased customer adoption of our email and productivity solutions. The loss of revenue due to cancellation of CloudFest in the first quarter of 2020 as a result of the COVID-19 pandemic partially offset the increase for the nine month period.
Bookings
In addition to revenue, we also believe total bookings is a useful supplement in evaluating our performance and helps provide an enhanced understanding of our business:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Total bookings	$945.0	$851.0	$94.0	11%	$2,832.4	$2,567.6	$264.8	10%

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
The 11.0% and 10.3% increases in total bookings for the three and nine months ended September 30, 2020, respectively, were primarily driven by increases in total customers and domains under management, increased aftermarket domain sales, broadened customer adoption of non-domain products and acquisitions completed in 2020. These increases were partially offset by the adverse impacts of both the COVID-19 pandemic and movements in foreign currency exchange rates, the latter of which primarily impacted the nine month period.
Reconciliation of bookings
The following table reconciles total bookings to total revenue, its most directly comparable GAAP financial measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Total bookings:
Total revenue	$844.4	$760.5	$2,442.8	$2,207.7
Change in deferred revenue(1)	42.9	26.3	198.6	183.6
Net refunds	58.4	64.7	191.4	176.8
Other	(0.7)	(0.5)	(0.4)	(0.5)
Total bookings	$945.0	$851.0	$2,832.4	$2,567.6
_________________________________
(1)Change in deferred revenue also includes the impact of realized gains or losses from the hedging of bookings in foreign currencies.
Costs and Operating Expenses
Cost of revenue
Costs of revenue are the direct costs we incur in connection with selling an incremental product to our customers. Substantially all cost of revenue relates to domain registration fees, payment processing fees, third-party commissions and licensing fees for third-party productivity applications. Similar to our billing practices, we pay domain costs at the time of purchase for the life of each subscription, but recognize the costs of service ratably over the term of our customer contracts. The terms of registry pricing are established by agreements between registries and registrars, and can vary significantly depending on the top-level domain. We expect cost of revenue related to the expansion of our current domains business, increased sales of third-party productivity applications and growth in our customer base to increase in absolute dollars in future periods. However, cost of revenue may fluctuate as a percentage of total revenue, depending on the mix of products sold in a particular period.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%

Cost of revenue (excluding depreciation and amortization)	$290.2	$265.0	$25.2	10%	$856.7	$756.0	$100.7	13%
The 9.5% and 13.3% increases in cost of revenue for the three and nine months ended September 30, 2020, respectively, were primarily attributable to higher domain costs driven by the increase in domains under management and increased aftermarket domain sales, increased software licensing fees resulting from higher sales of email and productivity solutions and increased payment processing fees resulting from our bookings growth.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%

Technology and development	$141.4	$116.4	$25.0	21%	$411.8	$367.6	$44.2	12%
As discussed in our 2019 Form 10-K, in the third quarter of 2019, we recorded a $9.4 million reduction in equity-based compensation expense to correct an error related to the accounting for certain PSUs in prior periods. Excluding this correction, technology and development expenses increased 12.4% and 9.2% for the three and nine months ended September 30, 2020, respectively, primarily as a result of increased personnel costs driven by higher average headcount associated with our continued investment in product development and increased technology costs associated with the growth of our business and our migration to a cloud-based infrastructure.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%

Marketing and advertising	$115.4	$79.6	$35.8	45%	$312.9	$260.2	$52.7	20%
The 45.0% and 20.3% increases in marketing and advertising expenses for the three and nine months ended September 30, 2020, respectively, were primarily attributable to increased discretionary spending and personnel costs associated with additional marketing investments we made in the second and third quarters of 2020 to drive the growth of our core business.
Customer care
Customer care expenses represent the costs to guide and service our customers, primarily consisting of personnel costs. We expect customer care expenses to fluctuate depending on the level of personnel required to support our business.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%

Customer care	$73.6	$86.0	$(12.4)	(14)%	$242.6	$263.9	$(21.3)	(8)%
The 14.4% and 8.1% decreases in customer care expenses for the three and nine months ended September 30, 2020, respectively, were primarily due to the headcount reductions related to the restructuring plan implemented during the second quarter of 2020, as further discussed below, in conjunction with operating efficiencies gained within our Customer Care operations as we scale our business and increase our use of alternative methods of customer interaction. We expect these expenses to remain lower in the short-term as a result of the headcount reductions associated with the restructuring.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%

General and administrative	$76.4	$72.2	$4.2	6%	$244.1	$270.0	$(25.9)	(10)%
General and administrative, adjusted for certain items described below	$81.2	$80.1	$1.1	1%	$251.8	$259.8	$(8.0)	(3)%
The following items are included in general and administrative expenses in the periods indicated:
•As discussed in our 2019 Form 10-K, in April 2019, we recorded an $18.1 million legal settlement accrual. During the first quarter of 2020, we reduced the settlement accrual by $2.9 million, and during the three months ended September 30, 2020, we further reduced the settlement accrual by $4.8 million, as discussed in Note 12 to our financial statements.
•As discussed in our 2019 Form 10-K, in the third quarter of 2019, we recorded a $7.9 million reduction in equity-based compensation expense to correct an error related to the accounting for certain PSUs in prior periods.
Excluding the items described above, the 1.4% increase in general and administrative expenses for the three months ended September 30, 2020 was primarily driven by increased acquisition-related expenses, partially offset by lower travel and other general costs.
Excluding the items described above, the 3.1% decrease in general and administrative expenses for the nine months ended September 30, 2020 was primarily driven by lower travel and other general costs, partially offset by an increase in acquisition-related expenses.
Restructuring charges
Restructuring charges for the three and nine months ended September 30, 2020 were $4.3 million and $43.7 million, respectively. These costs were incurred pursuant to a restructuring plan implemented in June 2020, as further discussed in Note 13 to our financial statements. We implemented the restructuring to address the sustainability of our U.S. outbound sales and operations, which faced challenges with respect to soft customer demand for certain higher-priced, do-it-for-you services such as GoDaddy Social. These challenges were exacerbated by the economic disruption resulting from the COVID-19 pandemic.
Restructuring charges included: (i) $14.7 million in severance and related benefits to be paid to, or on behalf of, the approximately 470 employees who were involuntarily terminated and the approximately 110 employees who voluntarily decided not to accept alternate roles with us, as well as professional fees incurred in connection with the restructuring; (ii) a $27.9 million impairment of operating lease assets associated with the closure of our leased offices in Austin, Texas; and (iii) $1.1 million of accelerated depreciation and operating lease assets amortization related to the office closures. We do not expect to incur any significant additional charges related to this restructuring.

Depreciation and amortization
Depreciation and amortization expenses consist of charges relating to the depreciation of the property and equipment used in our operations and the amortization of acquired intangible assets.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%

Depreciation and amortization	$50.7	$49.9	$0.8	2%	$151.3	$160.9	$(9.6)	(6)%
The change in depreciation and amortization expenses for the three months ended September 30, 2020 was not material. The 6.0% decrease in depreciation and amortization expenses for the nine months ended September 30, 2020 primarily resulted from assets that became fully depreciated, partially offset by the impact of increased amortization expense related to acquisitions completed in 2020.
Interest expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%

Interest expense	$23.9	$22.9	$1.0	4%	$64.5	$70.4	$(5.9)	(8)%
The 4.4% increase in interest expense for the three months ended September 30, 2020 was primarily driven by the issuance of the 2027 Term Loans in August 2020, as further discussed in Note 9 to our financial statements, partially offset by a decrease in the effective interest rate on our variable rate borrowings.
The 8.4% decrease in interest expense for the nine months ended September 30, 2020 was primarily attributable to a decrease in the effective interest rate on our variable rate borrowings, partially offset by interest on the 2027 Term Loans.
Tax receivable agreements liability adjustment
During the nine months ended September 30, 2020, we recorded a $674.7 million charge as a result of the execution of the TRA Settlement Agreements, as further described below and in Note 15 to our financial statements.
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
We have incurred significant long-term debt to fund acquisitions and the settlement of the TRAs (as further discussed below) as well as for our working capital needs, and as a result, we are limited as to how we conduct our business and may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities, strategic acquisitions or share repurchases. However, the restrictions under our debt agreements are subject to a number of qualifications and may be amended with the consent of the lenders and the holders of the Senior Notes, as applicable.

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
Credit Facility and Senior Notes
Our long-term debt consists of the Credit Facility and the Senior Notes. In August 2020, we increased our borrowings under the Credit Facility through the issuance of the $750.0 million 2027 Term Loans, which were used to partially fund the payments associated with the settlement of our obligations under the TRAs, as discussed below. See Note 9 to our financial statements for additional information regarding our long-term debt.
The Credit Facility and the Senior Notes contain covenants restricting, among other things, our ability, or the ability of our subsidiaries, to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes including mergers and consolidations, sell assets, make restricted payments including dividends, distributions and investments, prepay junior indebtedness and engage in operations other than in connection with acting as a holding company, subject to customary exceptions. As of September 30, 2020, we were in compliance with all such covenants. We currently have no reason to believe we will be unable to satisfy these covenants; however, the COVID-19 pandemic has limited our ability to forecast our future results.
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
Tax Receivable Agreements
As discussed in Note 15 to our financial statements, we entered into the TRA Settlement Agreements, which settled our obligations under the TRAs in exchange for aggregate payments totaling $850.0 million, of which $849.8 million was paid during the three months ended September 30, 2020. Upon payment, we were released from all obligations to the parties to the TRAs, including the holders of unexchanged LLC Units. The settlement payments were funded with a combination of cash and the proceeds from the issuance of the 2027 Term Loans.
By entering into the TRA Settlement Agreements, we were able to achieve an attractive return by settling our obligations under the TRAs at a significant discount to the approximately $1.8 billion in estimated payments we would have otherwise made under these agreements.
Share Repurchase Programs
During the nine months ended September 30, 2020, we repurchased a total of 9,986 shares of our Class A common stock in the open market under our prior share repurchase programs for an aggregate purchase price of $541.7 million, including commissions. As of September 30, 2020, we have $500.0 million remaining available under our current approved share repurchase program.
Acquisitions
In August 2020, we made a cash payment of $215.9 million to complete the acquisition of the registry operations of Neustar Inc. See Note 3 to our financial statements for a discussion of this acquisition and other acquisitions completed in 2020.

Restructuring
As further discussed in Note 13 to our financial statements, we implemented a restructuring plan in June 2020 to address the sustainability of our U.S. outbound sales and operations. Cash payments of $13.1 million related to the restructuring were made during the three months ended September 30, 2020, with approximately $1.6 million remaining to be paid as of September 30, 2020.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2020	2019

Net cash provided by operating activities	$598.7	$561.2
Net cash used in investing activities	(435.9)	(117.4)
Net cash used in financing activities	(604.1)	(407.4)
Effect of exchange rate changes on cash and cash equivalents	0.3	(2.1)
Net increase (decrease) in cash and cash equivalents	$(441.0)	$34.3
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
Net cash provided by operating activities increased $37.5 million from $561.2 million during the nine months ended September 30, 2019 to $598.7 million during the nine months ended September 30, 2020, primarily driven by our bookings growth.
Investing Activities
Our investing activities generally consist of strategic acquisitions and purchases of property and equipment to support the overall growth of our business and our increased international presence.
Net cash used in investing activities increased $318.5 million from $117.4 million during the nine months ended September 30, 2019 to $435.9 million during the nine months ended September 30, 2020, primarily due to a $380.4 million increase in spending for business acquisitions, partially offset by a $32.0 million decrease in capital expenditures and a $27.9 million increase in net inflows from short-term investments.
Financing Activities
Our financing activities generally consist of long-term debt borrowings, the repayment of principal on long-term debt, stock option exercises and share repurchases.
Net cash used in financing activities increased $196.7 million from $407.4 million during the nine months ended September 30, 2019 to $604.1 million during the nine months ended September 30, 2020, primarily due to $849.8 million in TRA settlement payments in 2020 and a $142.1 million increase in share repurchases, partially offset by the receipt of $746.3 million in net proceeds from the issuance of the 2027 Term Loans and a $35.3 million decrease in acquisition contingent consideration payments.
Deferred Revenue
See Note 7 to our financial statements for details regarding the expected future recognition of deferred revenue.

Off-Balance Sheet Arrangements
As of September 30, 2020 and December 31, 2019, we had no off-balance sheet arrangements that had, or which are reasonably likely to have, a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts may fail to meet their contractual obligations. To mitigate such counterparty credit risk, we enter into contracts only with carefully selected financial institutions based upon ongoing evaluations of their creditworthiness. As a result, we do not believe we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of September 30, 2020.
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
Foreign Exchange Forward Contracts
A portion of our bookings, revenue and operating expenses is denominated in foreign currencies, which are subject to exchange rate fluctuations. Our most significant foreign currency exposures are the Euro, the British pound and the Canadian dollar. Our reported bookings, revenues and operating results may be impacted by fluctuations in foreign currency exchange rates. Fluctuations in exchange rates may also cause us to recognize transaction gains and losses in our statements of operations; however, to date, such amounts have not been material. As our international operations continue to grow, our exposure to fluctuations in exchange rates will increase, which may increase the costs associated with this growth. During the three months ended September 30, 2020, total bookings growth in constant currency would have been approximately 20 basis points higher and total revenue growth would have been approximately 20 basis points higher. Constant currency is calculated by translating bookings and revenue for each month in the current period using the foreign currency exchange rate for the corresponding month in the prior period, excluding any hedging gains or losses realized during the period.

From time-to-time, we may utilize foreign exchange forward contracts to manage the volatility of our bookings and revenue related to foreign currency transactions. These forward contracts reduce, but do not eliminate, the impact of adverse currency exchange rate fluctuations. We generally designate these forward contracts as cash flow hedges for accounting purposes. Changes in the intrinsic value of designated hedges are recorded as a component of AOCI. Gains and losses, once realized, are recorded as a component of AOCI and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. At September 30, 2020, the realized and unrealized loss included in AOCI related to designated hedges totaled $3.2 million.
Cross-Currency Swap Contract
In order to manage variability due to movements in foreign currency exchange rates related to a Euro-denominated intercompany loan, we entered into a five-year cross-currency swap in April 2017. The cross-currency swap, which matures on April 3, 2022, had a notional amount of €1,199.8 million at September 30, 2020 and converts the fixed rate Euro-denominated interest and principal receipts on the intercompany loan into fixed U.S. dollar interest and principal receipts. The cross-currency swap, which is designated as a cash flow hedge and recognized as an asset or liability at fair value, effectively creates a fixed-rate U.S. dollar intercompany loan from a fixed rate Euro-denominated intercompany loan, thereby reducing our exposure to fluctuations between the Euro and U.S. dollar. Changes to the fair value of the cross-currency swap due to changes in the value of the U.S. dollar relative to the Euro would be largely offset by the net change in the fair values of the underlying hedged items.
Interest Rate Risk
Interest rate risk reflects our exposure to movements in interest rates associated with our variable-rate debt. See Note 9 to our financial statements for additional information regarding our long-term debt.
Total borrowings under our 2024 Term Loans were $1,813.6 million as of September 30, 2020. These borrowings bear interest at a rate equal to, at our option, either (a) LIBOR plus 1.75% per annum or (b) 0.75% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%.
Total borrowings under our 2027 Term Loans were $748.1 million as of September 30, 2020. These borrowings bear interest at a rate equal to, at our option, either (a) LIBOR plus 2.50% per annum or (b) 1.5% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0% .
All LIBOR-based interest rates under the Credit Facility are subject to a 0.0% floor on LIBOR.
In April 2017, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement to effectively convert a portion of the variable rate borrowings under the 2024 Term Loans to a fixed rate of 5.44%. This interest rate swap, the notional amount of which was $1,279.1 million at September 30, 2020, matures on April 3, 2022.
In August 2020, in conjunction with the issuance of the 2027 Term Loans, we entered into seven-year pay-fixed rate, receive-floating rate interest rate swap arrangements to effectively convert the variable one-month LIBOR interest rate on the 2027 Term Loans borrowings to a fixed rate of 0.705%. These interest rate swaps, which mature on August 10, 2027, had an aggregate notional amount of $748.1 million at September 30, 2020.
The objective of our interest rate swaps, all of which are designated as cash flow hedges, is to manage the variability of cash flows in the interest payments related to the portion of variable-rate debt designated as being hedged.
For the balance of our long-term debt not subject to interest rate swaps, the effect of a hypothetical 10% change in interest rates would not have had a material impact on our interest expense.

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
Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2020 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring the COVID-19 pandemic to minimize any impact of the situation on the design and operating effectiveness of our internal controls.
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
Our success depends on our ability to attract and retain customers and increase sales to new and existing customers. We derive a substantial portion of our revenue from domains and our hosting and presence products. The rate at which new and existing customers purchase and renew subscriptions to our products depends on a number of factors, including those outside of our control. Although our total customers and revenue have grown rapidly in the past, in recent periods our slower growth rates have reflected the size and scale of our business. We cannot be assured that we will achieve similar growth rates in future periods as our total customers and revenue could decline or grow more slowly than we expect. Our sales could fluctuate or decline as a result of lower demand for domain names, websites and related products, declines in our customers' level of satisfaction with our products and the support provided by our GoDaddy Guides, the timeliness and success of product enhancements and introductions by us and those of our competitors, the pricing offered by us and our competitors, the frequency and severity of any system outages, breaches and technological change. Customer demand for certain of our products has been and could continue to be negatively impacted by macroeconomic conditions and the global economic slowdown resulting from the COVID-19 pandemic. For example, in June 2020 we restructured our U.S. outbound sales and operations as result of soft customer demand for higher-priced, do-it-for-you services such as GoDaddy Social, and reduced the effectiveness of our U.S. outbound calling process; we cannot guarantee that the restructuring will achieve the anticipated results. The global economic slowdown caused by the COVID-19 pandemic has increased, and may continue to increase, levels of political and economic unpredictability globally, as well as increase the volatility of global financial markets.
Our revenue has grown historically due in large part to sustained customer growth rates and strong renewal sales of subscriptions to our domain name registration and hosting and presence products. Our future success depends in part on maintaining strong renewal sales. Our costs associated with renewal sales are substantially lower than costs associated with generating revenue from new customers and costs associated with generating sales of additional products to existing customers. Therefore, a reduction in renewals, even if offset by an increase in other revenue, would reduce our operating margins in the near term. The economic slowdown resulting from COVID-19, and particularly its impact on small businesses, has adversely affected and may continue to adversely affect our customers' ability or willingness to renew existing products or purchase new or additional products, each of which could adversely affect our financial results. Even when the global economy begins to recover from the impact of COVID-19, demand for our products may take time to rebound or may not return completely to prior levels, which would have a negative impact on our financial condition. Any failure by us to continue to attract new customers or maintain strong renewal sales could have a material adverse effect on our business, growth prospects and operating results. If we are unable to increase sales of additional products, such as personalized email accounts and other business applications products, to new and existing customers, our growth prospects may be harmed.
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
The COVID-19 pandemic has had a material adverse impact on many of our customers and could harm our business and operating results.
In the first quarter of 2020, we cancelled all non-essential travel and closed our offices to comply with local "shelter-in-place" orders and moved all of our personnel to work remotely. Our personnel continue to work remotely; we expect this to continue through the first quarter of 2021, subject to local conditions and "shelter-in-place" orders. Although we continue to monitor the situation and may adjust our current policies, these changes to how our personnel work have negatively affected, and may continue to negatively affect, their productivity and efficiency. For example, these changes have negatively impacted, and may continue to negatively impact, the ability of GoDaddy Guides to download or process orders at the same rate as before the COVID-19 pandemic and have increased the risk of systems disruptions, resulting in fewer new sales. In addition, the COVID-19 pandemic has disrupted, and may continue to disrupt, the operations of our customers as a result of business shutdowns, decreased demand from their customers, travel restrictions, loss of employment and uncertainty in the financial markets, all of which have negatively impacted, and could continue to negatively impact, our business and operating results by reducing customer spending on our products and services, in particular for our higher-priced, do-it-for-you services. The COVID-19 pandemic has also increased our vulnerability to consumer privacy, data security and fraud risks as a result of our personnel working remotely, which may require us to invest in risk mitigation efforts that may not be successful. It is not possible at this time to estimate the full impact of COVID-19 on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.
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
In addition, from time to time, activities of our customers or other parties may cause us to suspend or terminate customer accounts. We have suspended and terminated, and will in the future suspend or terminate, a customer's use of our products when their activities breach our terms of service (for example, phishing or resource misuse), interfere with or harm other customers' websites sharing the same hosting resources or otherwise violate applicable law. We may also suspend or terminate a customer's website if it is repeatedly targeted by DDOS or other attacks disrupting other customers' websites or servers or otherwise impacting our infrastructure. We have offered and may continue to offer certain bespoke services to customers outside of our standard service offerings. We continue to work to identify such instances and clarify customers' maintenance responsibilities; however, vulnerabilities relating to such bespoke services may exist or arise on customer systems due to such bespoke services, which may impact our reputation and/or give rise to potential legal action.
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
If we or our partners experience any breaches or sabotage of our security measures, or otherwise suffer unauthorized use or disclosure of, or access to, personal information or other confidential information, including payment card information, we might be required to expend significant capital and resources to remediate these problems and protect against additional breaches or sabotage. We may not be able to remedy any problems caused by hackers or other similar actors in a timely manner, or at all, due to, among other things, a lack of qualified personnel to handle such problems or the failure of our personnel to follow internal policies and procedures. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until after they are launched against a target, we and our vendors and partners may be unable to anticipate these techniques or to implement adequate preventative measures on a timely basis. Advances in computer capabilities, discoveries of new weaknesses, increased likelihood of nation-state cyber attacks, and other developments with software generally used by the Internet community, such as the Meltdown and Spectre vulnerabilities, which exploit security flaws in chips manufactured in the last 20 years, the Shellshock vulnerability in the Linux Bash shell, or continually evolving ransomware attacks, also increase the risk that we, or our customers using our servers and services, will suffer a security breach. We or our partners may also suffer security breaches or unauthorized access to personal information and other confidential information, including payment card information, due to employee error, rogue employee activity, unauthorized access by third parties acting with malicious intent or committing an inadvertent mistake, or social engineering. If a breach of our security or other data security incident occurs or is perceived to have occurred, the perception of the effectiveness of our security measures and our reputation could be harmed and we could lose current and potential customers. In this regard, we determined that a threat actor distributed a malicious file across our hosting servers. While our terms of service provide that our customers should not use hosting services to process their customers’ credit card transactions, we determined that the file resulted in the compromise of a small number of our customers’ customers’ credit cards. We notified our customers and have engaged with them to offer identity theft monitoring to the affected parties.
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
We are continually working to expand and enhance our website features, technology and network infrastructure and other technologies to accommodate substantial increases in the volume of traffic on our godaddy.com and affiliated websites, the number of customer websites we host and our overall total customers. We may be unable to project accurately the rate or timing of these increases or to successfully allocate resources to address such increases, which could have a negative impact on customer experience and our financial results. In the future, we may be required to allocate additional resources, including spending substantial amounts, to build, purchase or lease data centers and equipment and upgrade our technology and network infrastructure in order to handle increased customer traffic, as well as increased traffic to customer websites we host. We also expect to increasingly rely on third-party cloud computing and hosting providers such as AWS as we transition to the public cloud. We cannot predict whether we will be able to continue to add network capacity from third-party suppliers or otherwise as we require it. In addition, our network or our suppliers' networks might be unable to achieve or maintain data transmission capacity high enough to process orders or download data effectively or in a timely manner. Our failure, or our suppliers' failure, to achieve or maintain high data transmission capacity could significantly reduce consumer demand for our products. Such reduced demand and resulting loss of traffic, cost increases, or failure to accommodate new technologies could harm our business, revenue and financial condition. Our systems, including those of our data centers and Customer Care operations, are also vulnerable to outages or damage from fire, power loss, including rolling blackouts, telecommunications failures, computer viruses, physical and electronic break-ins, misappropriation of computer and data center resources, and similar events. In addition, in response to COVID-19, we closed offices to comply with local "shelter-in-place" orders and moved all of our GoDaddy Guides to work remotely; as a result, their productivity and efficiency has been and may continue to be negatively affected, including their ability to download or process orders at the same rate as before the COVID-19 pandemic and increased risk of systems disruptions. The property and business interruption insurance coverage we carry may be subject to fact-dependent and incident-specific exclusions or may not be adequate to compensate us fully for losses that may occur.
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
Our GoDaddy Guides have historically contributed significantly to our total bookings. In each of 2019, 2018 and 2017, at least 15% of our total bookings were generated from the sale of product subscriptions by our GoDaddy Guides. Our GoDaddy Guides thrive when they are together; moving our GoDaddy Guides to work remotely in response to COVID-19 has, and may continue to have, a negative impact on that team’s productivity and its generation of new sales, which could have a material impact on our operations and financial results. If our GoDaddy Guides continue to work from home because of COVID-19 and we are unable to improve their productivity, our business and operating results will continue to be adversely affected. Our total bookings for the quarters ended March 31, 2020, June 30, 2020 and September 30, 2020 were adversely impacted in part by the transition of our GoDaddy Guides to working remotely due to the COVID-19 pandemic. The costs associated with moving our GoDaddy Guides to a remote-working model and, eventually, returning them to our offices could be significant. Our GoDaddy Guides primarily engage with customers through direct calls. As customers increasingly engage with our GoDaddy Guides via other communication channels, such as chat and we provide more self-serve solutions, there is no guarantee our GoDaddy Guides will continue to have the same success in selling product subscriptions and, as a result, our total bookings may decline.
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
Bookings outside of the U.S. represented approximately 33%, 35% and 33% of our totals for 2019, 2018 and 2017, respectively. In 2012, we began localizing our products in numerous markets, languages and currencies, expanding our systems to accept payments in forms common outside of the U.S., focusing our marketing efforts in numerous non-U.S. geographies, tailoring our Customer Care offerings to serve these markets, expanding our infrastructure in various non-U.S. locations and establishing Customer Care operations in overseas locations. Through our recent acquisitions of Over, Uniregistry's registrar and brokerage business and Neustar's registry business, we've continued to expand our international presence with operations in South Africa, Grand Cayman and Colombia. Our international expansion efforts may be slow or unsuccessful to the extent we experience difficulties in recruiting, training, managing and retaining qualified personnel with international experience, language skills and cultural competencies in the geographic markets we target, which could negatively impact our bookings and operating results. We may also face challenges onboarding personnel during the COVID-19 pandemic due to local government restrictions. Furthermore, as we continue to expand internationally, it may prove difficult to maintain our corporate culture, which we believe has been critical to our success. Conducting and expanding international operations subjects us to risks we generally do not face in the U.S., including:
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
In addition, if we are unsuccessful at integrating the operations or technologies associated with such acquisitions into our company, the revenue and operating results of the combined company could be adversely affected. We may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired company, including issues related to intellectual property, solution quality or architecture, privacy, data protection, information security practices, regulatory compliance practices, employment practices, customer or sales channels and integrations of prior acquisitions. We are also required to integrate, operate and manage an acquired company's security infrastructure, which may be particularly challenging when acquired businesses utilize heavily customized or outdated systems or if we face of loss of personnel of the acquired business. This can increase our vulnerability to network attacks, security incidents or similar events. Any integration process may result in unforeseen operating difficulties and require significant time and resources, and we may not be able to manage the process successfully. In particular, we may encounter difficulties assimilating or integrating the companies, solutions, technologies, accounting systems, personnel or operations we acquire, particularly if the key personnel are geographically dispersed or choose not to work for us. For example, we have, and may in the future, enter into transition services agreements with a seller for the provision of support services to assist with the orderly integration of the business. We may never realize the benefits of these transition services agreements and we may be unable to manage and coordinate the performance of personnel providing services to us under these agreements. Additionally, we may not integrate an acquired company onto our systems as planned, requiring us to depend on their legacy systems or a transition services agreement for longer than anticipated. Additionally, acquired companies may focus on achieving performance earn-outs or contingent payments rather than integrating with us. We may also experience difficulty in effectively integrating or preserving the different cultures and practices of the companies we acquire. Acquisitions may also disrupt our core business, divert our resources and require significant management attention that would otherwise be available for development of our existing business. We may not successfully evaluate or utilize the acquired technology, intellectual property or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. If we fail to properly evaluate, execute or integrate acquisitions or investments, the anticipated benefits may not be realized, we may be exposed to unknown or unanticipated liabilities and our business and growth prospects could be harmed.
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
•actual or perceived data security incidents;
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
We may need to raise funds in the future, for example, to develop new technologies, expand our business, respond to competitive pressures and make acquisitions or other strategic arrangements. We may try to raise additional funds through public or private financings, strategic relationships or other arrangements, or by refinancing our existing indebtedness.
Our ability to obtain any financing will depend on a number of factors, including market conditions, our operating performance, investor interest and, in the case of debt financing, our debt levels, expected debt amortization, interest rates and our credit rating. Volatility in the credit markets, including due to the COVID-19 pandemic, may have an adverse effect on our ability to obtain debt financing. Any additional funding may not be available to us on acceptable terms or at all. If financing is not available, we may be required to reduce expenditures, including curtailing our growth strategies, foregoing acquisitions or reducing our product development efforts. If we succeed in raising additional funds through the issuance of equity or equity-linked securities, then existing stockholders could experience substantial dilution. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences and privileges senior to those of the holders of our Class A common stock. In addition, any such issuance could subject us to restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital, respond to competitive pressures and pursue business opportunities, including potential acquisitions. Further, to the extent we incur additional indebtedness or such other obligations, the risks associated with our substantial leverage described elsewhere in this filing, including our possible inability to service our debt, would increase. Additionally, events and circumstances may occur that would cause us to not be able to satisfy applicable draw-down conditions and utilize our revolving line of credit. Although our credit agreements and the indenture governing our senior notes limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and may be amended with the consent of the requisite lenders or holders, as applicable. Accordingly, under certain circumstances, the amount of additional indebtedness that we may incur may be substantial.
Because we are generally required to recognize revenue for our products over the term of the applicable agreement, changes in our sales may not be immediately reflected in our operating results.
As described in Note 2 to our audited financial statements, we generally recognize revenue from our customers ratably over the respective terms of their subscriptions in accordance with GAAP. Our subscription terms average one year, but can range from monthly terms to multi-annual terms of up to 10 years depending on the product. Accordingly, increases in sales during a particular period do not translate into immediate, proportional increases in revenue during such period, and a substantial portion of the revenue we recognize during a quarter is derived from deferred revenue from customer subscriptions we entered into during previous quarters. As a result, our margins may suffer despite substantial sales activity during a particular period, since GAAP does not permit us to recognize all of the revenue from our sales immediately. Conversely, a decline in new or renewed subscriptions in any one quarter may not be reflected in our revenue for that quarter and the existence of substantial deferred revenue may prevent deteriorating sales activity from becoming immediately observable in our statements of operations. As a result of the COVID-19 pandemic, we lowered our revenue guidance for the second quarter of 2020 and withdrew our full fiscal year 2020 guidance; while we restored our guidance for the third and fourth quarters of 2020, we may have to lower or withdraw guidance in the future. In addition, we may not be able to adjust spending in a timely manner to compensate for any unexpected sales shortfall, and any significant shortfall relative to planned expenditures could negatively impact our business and results of operations.

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
We expect there will continue to be newly enacted and proposed laws and regulations as well as emerging industry standards concerning privacy, data protection and information security in the U.S., the E.U. and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Such laws, regulations, standards and other obligations could impair our ability to, or the manner in which we, collect or use information to target advertising to our customers, thereby having a negative impact on our ability to maintain and grow our total customers and increase revenue. For example, California recently enacted the CCPA that, among other things, requires covered companies to provide new disclosures to California consumers and afford such consumers new rights, including the right to opt-out of certain sales of personal information or opt-into certain financial incentive programs. The enforcement of the CCPA by the California Attorney General began on July 1, 2020. The CCPA has been amended on multiple occasions and is the subject of regulations of the California Attorney General finalized on August 14, 2020. We cannot fully predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Additionally, the California Secretary of State recently certified a new privacy law, the California Privacy Rights Act (CPRA), to appear on the ballot for the November 3, 2020 election. If California voters approve this initiative, the CPRA would significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Future restrictions on the collection, use, sharing or disclosure of our users' data or additional requirements for express or implied consent of users for the use, disclosure or other processing of such information could increase our operating expenses, require us to modify our products, possibly in a material manner, or stop offering certain products, and could limit our ability to develop and implement new product features.
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
Several U.S. federal statutes may apply to us with respect to various activities of our customers, including: the Digital Millennium Copyright Act (DMCA), which provides recourse for owners of copyrighted material whose rights under U.S. copyright law have been infringed on the Internet; the Communication Decency Act (CDA), which regulates content on the Internet unrelated to intellectual property; and the Anti-Cybersquatting Consumer Protection Act (ACPA), which provides recourse for trademark owners against cybersquatters. The DMCA and the CDA generally protect online service providers that do not own or control website content posted by customers from liability for certain activities of customers, such as the posting of defamatory or obscene content, unless the online service provider is participating in the unlawful conduct. For example, the safe harbor provisions of the DMCA shield Internet service providers and other intermediaries from direct or indirect liability for copyright infringement. However, under the DMCA, we must follow the procedures for handling copyright infringement claims set forth in the DMCA including expeditiously removing or disabling access to the allegedly infringing material upon the receipt of a proper notice from, or on behalf of, a copyright owner alleging infringement of copyrighted material located on websites we host. Under the CDA, we are generally not responsible for the customer-created content hosted on our servers and thus are generally immunized from liability for torts committed by others. Consequently, we do not monitor hosted websites or prescreen the content placed by our customers. Under the safe harbor provisions of the ACPA, domain name registrars are shielded from liability in many circumstances, including cybersquatting, although the safe harbor provisions may not apply if our activities are deemed outside the scope of registrar functions. As we increasingly create content for our customers, we may not be able to rely on such safe harbors and we may be held liable for such content under the DMCA and the CDA.
Although these statutes and case law in the U.S. have generally shielded us from liability for customer activities to date, court rulings in pending or future litigation or future regulatory or legislative amendments may narrow the scope of protection afforded us under these laws. For example, there have been various Congressional and executive efforts recently to remove or restrict the scope of the protections available under Section 230 of the CDA; if those efforts are successful, our current protections from liability for third-party content in the United States could decrease or change, potentially resulting in increased liability for third-party content and higher litigation costs. Such amendments to Section 230 of the CDA could require significant changes to our products, business practices or operations. Stop Enabling Sex Traffickers Act (SESTA) and Allow States and Victims to Fight Online Sex Trafficking Act (FOSTA) may also limit the immunity previously available to us under the CDA, which could subject us to investigations or penalties if the activities of our customers are deemed illegal or inappropriate under applicable laws and regulations. Neither the DMCA nor the CDA generally apply to claims of trademark violations, and thus they may be inapplicable to many of the claims asserted against our company. Furthermore, notwithstanding the exculpatory language of these bodies of law, the activities of our customers have resulted in, and may in the future, result in threatened or actual litigation against us. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.
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
As a provider of web-based and cloud-based products, including as a registrar of domain names and related products, we may become aware of disputes over ownership or control of customer accounts, websites or domain names. We could face potential liability for our failure to renew a customer's domain. We could also face potential liability for our role in the wrongful transfer of control or ownership of accounts, websites or domain names. The safeguards and procedures we have adopted may not be successful in insulating us against liability from such claims in the future. Moreover, any future amendment to Section 230 of the CDA may increase our liability and could expose us to civil or criminal liability for the actions of our customers, if we do not effectively detect and mitigate these risks. In addition, we may face potential liability for other forms of account, website or domain name hijacking, including misappropriation by third parties of our customer accounts, websites or domain names and attempts by third parties to operate accounts, websites or domain names or to extort the customer whose accounts, websites or domain names were misappropriated. Furthermore, we are exposed to potential liability as a result of our domain privacy product, wherein the identity and contact details for the domain name registrant are masked. Although our terms of service reserve our right to take certain steps when domain name disputes arise related to our privacy product, including the removal of our privacy service, the safeguards we have in place may not be sufficient to avoid liability, which could increase our costs of doing business.
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
We employ country-specific IP blocks, screening and other measures designed to prevent users in sanctioned jurisdictions and persons on OFAC and other sanctions lists (denied parties) from purchasing or accessing our products or services. When we screen customers against such sanctions lists, we rely on the data provided to us by our customers; if customers do not provide complete or accurate data, our screening process may fail to identify customers who are denied parties. As such, there is risk that in the future we could provide our products to denied parties despite such precautions. Changes in the list of sanctioned jurisdictions and OFAC and other sanctions lists may require us to modify these measures in order to comply with governmental regulations. Our failure to screen customers properly could result in negative consequences to us, including government investigations, penalties and reputational harm.
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
•the terms of the Registrar Accreditation Agreement (the RAA) under which we are accredited as a registrar or the Registry Agreement (the RA) under which we are accredited as a registry, could change in ways that are disadvantageous to us or under certain circumstances could be terminated by ICANN, thereby preventing us from operating our registrar or registry service, or ICANN could adopt unilateral changes to the RAA or RA that are unfavorable to us, that are inconsistent with our current or future plans, or that affect our competitive position;
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
We are a holding company and have no material assets other than our ownership of limited liability company units of Desert Newco (LLC Units). We have no independent means of generating revenue or cash flows. We have caused, and intend to continue to cause, Desert Newco to make distributions to us, as its managing member, in an amount sufficient to cover all expenses, applicable taxes payable and dividends, if any, declared by our board of directors. To the extent we need funds and Desert Newco is restricted from making such distributions under applicable law or regulation or under any present or future debt covenants or is otherwise unable to provide such funds, it could materially adversely affect our business, financial condition, results of operations and cash flows.
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
Technology stocks have historically experienced high levels of volatility. The trading price of our Class A common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Since shares of our Class A common stock were sold in our IPO in April 2015 at a price of $20.00 per share, the reported high and low sales prices of our Class A common stock have ranged from $21.04 to $89.00 per share through September 30, 2020, and our closing stock price was $75.97 per share on September 30, 2020. Factors that may cause the market price of our Class A common stock to fluctuate include:
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
•actual or perceived privacy or data security incidents;
•litigation involving us, our industry or both;
•regulatory developments in the U.S., foreign countries or both;
•general economic conditions and trends;
•the commencement or termination of any share repurchase program;
•the potential impact of U.S. presidential and congressional elections on economic conditions in the U.S. and globally;
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
In November 2018, our board of directors approved the repurchase of up to $500.0 million of our Class A common stock. In October 2019, our board of directors approved the repurchase of up to an additional $500.0 million of our Class A common stock. As of April 2020, we fully utilized both of these repurchase authorizations. In May 2020, our board of directors approved the repurchase of up to an additional $500.0 million of our Class A common stock. Under this or any other future share repurchase programs, we may make share repurchases through a variety of methods, including open share market purchases, block transactions or privately negotiated transactions, in accordance with applicable federal securities laws. Future share repurchase programs may have no time limit, may not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
None.
Item 6.    Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws, dated September 9, 2020	8-K	001-36904	3.1	9/11/2020
10.1	Amendment No. 1 to the Tax Receivable Agreement (Exchanges), dated July 31, 2020, by and among the Company and the parties named therein.	8-K	001-36904	10.1	8/5/2020
10.2	TRA (Exchanges) Termination and Release Agreement, dated July 31, 2020, by and among the Company and the parties named therein and subsequently becoming parties thereto	8-K	001-36904	10.2	8/5/2020
10.3	TRA (KKR Reorganization) Termination and Release Agreement, dated July 31, 2020, by and between the Company and KKR 2006 GDG Blocker L.P.	8-K	001-36904	10.3	8/5/2020
10.4	TRA (KKR Co-Invest Reorganization) Termination and Release Agreement, dated July 31, 2020, by and between the Company and GDG Co-Invest Blocker L.P.	8-K	001-36904	10.4	8/5/2020
10.5	TRA (SLP Reorganization) Termination and Release Agreement, dated July 31, 2020, by and between the Company and SLP III Kingdom Feeder I, L.P.	8-K	001-36904	10.5	8/5/2020
10.6	TRA (TCV Reorganization) Termination and Release Agreement, by and between the Company and TCV VII (A) L.P.	8-K	001-36904	10.6	8/5/2020
10.7	Joinder and Fourth Amendment Agreement to the Second Amended and Restated Credit Agreement, by and among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, Inc., the lending institutions party thereto, and Barclays Bank PLC, effective as of August 10, 2020.	8-K	001-36904	10.1	8/13/2020
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	The certifications attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of GoDaddy Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GODADDY INC.

Date:	November 4, 2020	/s/ Ray E. Winborne
Ray E. Winborne
Chief Financial Officer