Form 10-K
period 2020-12-31
GoDaddy Inc.
filed 2021-02-19
CIK 1609711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                         ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                                        ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒
As of June 30, 2020, the aggregate market value of the registrant's Class A common stock held by non-affiliates, based upon the closing sales price for the registrant's Class A common stock as reported by the New York Stock Exchange, was $12,208,091,402. For the purpose of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares beneficially owned by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances indicating that such stockholders exercise any control over our company. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of February 12, 2021, there were 169,576,674 shares of GoDaddy Inc.'s Class A common stock, $0.001 par value per share, outstanding and 499,962 shares of GoDaddy Inc.'s Class B common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2020.

GoDaddy Inc.
Annual Report on Form 10-K
Year Ended December 31, 2020

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the sections titled "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, involving substantial risks and uncertainties. The words "believe," "may," "will," "potentially," "plan," "could," "should," "predict," "ongoing," "estimate," "continue," "anticipate," "intend," "project," "expect" and similar expressions conveying uncertainty of future events or outcomes are intended to identify forward-looking statements. These statements include, among other things, those regarding:
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
•our ability to integrate acquisitions, including our recent acquisitions of Poynt Co. and the registry operations of Neustar Inc., our entry into new lines of business and our ability to achieve expected results from our integrations and new lines of business;
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

•our expectations regarding the outcome of any regulatory investigation or litigation;
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

OUR RESPONSE TO THE COVID-19 PANDEMIC
In March 2020, the World Health Organization designated COVID-19 as a global pandemic. Since that time, governments across the world have mandated orders to slow the transmission of the virus, which, at times, have included "shelter-in-place" orders or quarantines. Additionally, significant restrictions have been placed on office work, travel and commercial activities, many of which are ongoing or have been reinstated as outbreaks emerge or re-emerge in areas across the world. Certain cities and countries have experienced improvement as a result of these mitigation strategies. However, significant uncertainty remains with respect to: i) the duration of the virus; ii) the widespread distribution and long-term efficacy of recently-developed vaccines and the availability of effective treatments; iii) the duration and parameters of governmental measures put in place to control the spread of the virus; and iv) the future economic impacts that will be sustained. Such uncertainty has caused volatility within the financial markets as well as had a significant negative impact on the global economic and operating environment, including the United States officially entering a recession in the second quarter of 2020.
We have implemented a variety of measures to ensure the availability and functioning of our critical infrastructure to promote the safety and security of our employees and to support the communities in which we operate. These measures include the cancellation of CloudFest and requiring remote working arrangements for nearly all of our employees as well as for our third-party GoDaddy Guides through at least the end of June 2021. We continue to follow the guidance of government leaders, as well as health experts, to best determine when to start bringing our employees back into the office. To date, incremental costs associated with these remote working arrangements have not been material. We also continue to commit significant resources to our #OpenWeStand movement to support small businesses dealing with the impact of COVID-19 and connect our customers with resources to help their businesses.
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
Due to the evolving business environment and government orders, unprecedented market volatility and other circumstances resulting from this pandemic, including the impact on customer demand and employee productivity, we are currently unable to fully determine the extent of its impact on our business in future periods. The potential effects of COVID-19 could impact us in a number of ways including, but not limited to, reductions to our sales or profitability, less demand for certain of our products, the introduction of new laws and regulations affecting our business, fluctuations in foreign currency and interest rates, the availability and costs of future borrowings, increased credit risks of our customers and counterparties and potential impairment of the carrying value of goodwill or other indefinite-lived intangible assets. In particular, the current global economic slowdown has had a negative impact on subscriptions for certain of our higher-priced services. In addition, moving our GoDaddy Guides to work remotely has had a negative impact on that team's productivity and its generation of new sales and increased risk of a cybersecurity incident as individuals are working remotely and through a less secure network connection. We are actively monitoring the pandemic and any potential impacts it may have on our financial position, results of operations and cash flows in the future. Given the evolving health, economic, social and governmental environments, the continuing impact of COVID-19 on our business remains uncertain.
See "Risk Factors" for additional information on the risks we may face associated with COVID-19.

Part I.
Item 1. Business
Overview
Our vision is to radically shift the global economy toward independent entrepreneurial ventures. Our mission is to empower entrepreneurs everywhere, making opportunity more inclusive for all. We champion everyday entrepreneurs by empowering them with sage guidance set in seamlessly intuitive experiences to name, create, grow and manage their ventures. We do this all while activating the exponential power of our community at global scale to deliver profitable revenue growth. Our 20.6 million customers are passionate everyday entrepreneurs with vibrant ideas, who are determined to make their way in the world and to transform their ideas into something meaningful.
We are a leading provider of cloud-based solutions, delivering simple, easy-to-use products, and outcome-driven, personalized guidance to small businesses, individuals, organizations, developers, designers and domain investors, enabling our customers to name their venture, build their website, establish and manage their online marketing, sell their products and services and get branded email. This often starts with the most intimate of brand considerations—their domain name—and expands through our website building, hosting, social media, security, productivity and other services offerings. As our customers' entrepreneurial needs evolve, we provide applications and access to relevant third-party products and platforms, helping them connect to their customers and manage and grow their businesses. Our product offerings continue to evolve to meet the needs of our customers, and through the recent additions of GoDaddy Registry and Poynt, we now offer a high-performance back-end registry technology platform and a suite of payment systems, including point-of-sale systems.
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
At GoDaddy, we believe our customers should have both great technology and great customer support. Engaging with our customers in a proactive, consultative way through personalized guidance via phone and digital experiences helps them knock down the technology hurdles they face. Through the thousands of conversations we have with our customers every day, we receive valuable feedback enabling us to continually evolve our products and solutions and respond to their changing needs.
Our people and unique culture have been integral to our success. We live by the same principles that enable our customers' ideas to survive and thrive: hard work, perseverance, conviction, an obsession with customer satisfaction and a belief that no one else can do it better. We take responsibility for driving successful outcomes which we believe has been a key factor in enabling our customer and revenue growth. We believe we have one of the most recognized Internet brands in the U.S. and our international awareness continues to rapidly increase as we have entered into new markets.
Our stable and predictable business model is driven by efficient customer acquisition, high customer retention rates and increasing lifetime spend. In each of the five years ended December 31, 2020, our customer retention rate exceeded 85%, and in 2020, our retention rate for customers who had been with us for over three years was approximately 93%. Additionally, as of December 31, 2020, we had 1.4 million customers who each spent more than $500 a year. We believe the breadth and depth of our product offerings and the high-quality guidance and responsiveness of our GoDaddy Guides builds strong customer relationships and are key to our high customer retention rate. In 2020, we generated $3,776 million in total bookings, up 11.0% from $3,401 million in 2019, and we generated $3,317 million of revenue, up 11.0% from $2,988 million in 2019.

Our Customers and Solutions
We built GoDaddy to serve our customers by providing elegant, easy-to-use cloud-based products on a single technology platform wrapped with personalized guidance.
Our Customers
We serve several customer populations: Independents, Partners, Domain Registrars and Investors, other Registrars and Corporate Domain Portfolio owners. While the products we provide to these populations overlap, we also seek to address the meaningful differences in their journeys, what they value, their ultimate goals and how they communicate with the rest of the world.
Our largest population is Independents, which are vastly micro-businesses and non-commercial endeavors. Independents have an entrepreneurial spirit, strong work ethic and, above all, passion for their ideas, yet their specific needs vary depending on the type and stage of their ideas. Independents range from individuals who have an idea and those thinking about starting a business, to established ventures needing help attracting customers, growing their sales, managing their presence or expanding their operations. Most Independents have fewer than five employees and most self-identify as having little to no technology or design skills. They need our help to create a unique and secure digital identity, especially the more technical aspects of their presence. While our customers have differing degrees of resources and technical capabilities, they all share a desire to find tools to help them bring their ideas to life, enhance connections with their audience and find new customers.
Our second largest population is our Partners, who are website designers and developers building websites on behalf of businesses and non-commercial organizations. We estimate that half of all website builds occur through a third party, such as our Partners, on a do-it-for-you basis. Our Partners are often freelancers, moonlighters or part of small website design agencies and often have website design as one of multiple streams of income. Our Partners generally have more technical acumen and look for tools that provide greater amounts of flexibility, such as the WordPress content management system (CMS). While Partners have a need for technical depth and flexibility, they also benefit from our simplicity and guidance as tools to increase their throughput and maximize the use of their time, including client-management tools. We help our Partners in a number of ways beyond our product suite and services, including tools for Partners to help them save time, make money and exceed client expectations. These client management applications make it easier for designers and developers to manage their clients' websites at any host, or on GoDaddy products such as Managed WordPress. Partners can easily manage their overall business with capabilities such as client billing, administrative access and shopping features, making it easier to buy and manage multiple products for their clients, as well as enhanced technical support and discounts for reselling GoDaddy products. We support a variety of control panels and content management tools favored by Partners including cPanel, Plesk, Drupal, Joomla and more. As one of the largest global hosts of WordPress sites, many of our recent investments have focused on extending our reach into the WordPress community.
Our third largest population is Domain Registrars and Investors. Domain registrars are organizations that have their own domain registration offerings, such as Amazon Web Services (AWS), but who use our domain registration and management platform. These commercial arrangements provide for strategic relationships with many key platforms, as well as enable further scale of our domain registration technology and insights. Domain investors are individuals and organizations who manage a portfolio of registered domains for the purpose of selling via secondary markets. These investors bring a unique and valuable resource to our business in the form of liquidity and the ability to help our other populations (Independents and Partners) successfully find the name they prefer.
Our Solutions
We have designed and developed an extensive set of easy-to-use cloud-based technology products enabling our customers to establish a digital presence, connect with their customers and manage their ventures. We understand our customers' needs vary depending on the type of customer and stage of their idea, which is why we offer our products both independently and bundled as suites of integrated products designed for specific activities. Crucial to our product philosophy is to provide value well in excess of the price we charge (known as consumer surplus), which often puts our products in a position of strength on functionality and at an affordable cost.

Our domain name registration products enable us to engage customers at the initial stage of establishing a digital identity and often is an on-ramp for our other products. We believe our hosting and presence and business applications products significantly improve our value proposition to customers, increase our revenue and margin growth opportunities, can serve as starting points for our customer relationships and improve customer retention. We have made significant investments in the localization of our service offerings, as 45% of our customers are located in international markets (notably Canada, India, the United Kingdom (U.K.) and Australia). And, while not a standalone product, our GoDaddy Guides consist of approximately 6,300 specialists worldwide who are available 24/7/365 and provide care to customers who have different levels of technical sophistication.
Domains
Every great idea needs a great name and GoDaddy is the leading global naming service. Staking a claim with a domain name is an integral part of establishing an idea and presence online. When inspiration strikes, we are there to provide our customers with high-quality search, discovery and recommendation tools as well as the broadest selection of domains to help them find the right name for their idea. Securing a domain is a key component to creating a complete digital identity and our domain products often serve as the starting point in our customer relationships. We are the global market leader in domain name registration, with more than 82 million domains under management as of December 31, 2020 and, based on information reported in VeriSign's Domain Name Industry Brief, we held over 22% of the approximately 371 million domain names registered worldwide as of September 30, 2020. As of December 31, 2020, approximately 88% of our customers had purchased a domain from us. In 2020, 2019 and 2018, we generated approximately 46%, 45% and 46% of our total revenue, respectively, from sales of our domain products. In addition, GoDaddy Registry provides a high-performance back-end registry technology platform with a portfolio of top-level domains including .biz, .co, .in, .nyc, and .us.
Our primary domains product offerings are:
Primary Registrations. Using our website or mobile application, we offer customers the ability to search for and register available domain names with the relevant registry. Our inventory for primary registrations is defined by the number of top-level domains (TLDs) we offer. As of December 31, 2020, 412 different generic TLDs (gTLDs), such as .com, .net and .org, and 56 different country code TLDs (ccTLDs), such as .de, .ca, .in and .jp., were available for purchase through GoDaddy. Since 2013, hundreds of new gTLDs have been launched, making it easier for companies and individuals to find and register new, easy-to-remember domain names tailored to their ideas, industry or interests. ccTLDs are important to our international expansion efforts as we have found international customers often prefer the ccTLD for the country or geographic market in which they operate. Our primary registration offering relies heavily on our search, discovery and recommendation tools which enable our customers to find a name matching their needs. We also sell domain registrations through relationships with third-party resellers and we provide back-end registry services supporting more than 215 TLDs.
Aftermarket. We operate one of the world's largest domain aftermarkets, which processes aftermarket, or secondary, domain name sales. Our aftermarket platform is designed to enable the seamless purchase and sale of an already registered domain name through an online auction, an offer and counter-offer transaction or a "buy now" transaction. We maintain a portfolio of more than 1.1 million domains, providing a diverse inventory available to our customers. Our GoDaddy Investor mobile application helps investors watch and bid on domains at auction and stay on top of their current bids, all from their mobile devices. We operate a cross-registrar network that automates transaction execution across registrars thereby reducing the time required to complete a transaction.
Domain Name Add-Ons. Domain name add-ons are features typically purchased concurrently with domain name registrations and have low costs associated with their delivery. In addition, where permissible, privacy features are included at no cost with every domain registered with GoDaddy. Domain names with this privacy feature are registered on an “unlisted” basis to help protect personal information, deter domain-related spam, and allow our customers to confidentially secure a domain for an unannounced product, service or idea.
Hosting and Presence
Bringing an idea to life online requires a presence. GoDaddy Websites + Marketing, Managed WordPress hosting and other GoDaddy offerings enable anyone to create an elegant website or e-commerce enabled online store, for both desktop and mobile, regardless of technical skill. Our products, powered by a unified cloud platform, enable our customers to get found online by helping to enhance the information on their website and extending their website and its content to where they need to be, from search engine results (e.g. Google) to social media (e.g. Facebook) to vertical marketplaces (e.g. Yelp), all from one location. For more technically-sophisticated web designers, developers and customers, we provide high-performance, flexible hosting and security products that can be used with a variety of open source design tools as well as Managed WordPress. We design these solutions to be easy to use, effective, reliable, flexible and at a great value. We offer a variety of hosting and presence products enabling our customers to create and manage their digital identity, or in the case of Partners, the digital identities of their end-customers. In 2020, 2019 and 2018, we derived approximately 36%, 38% and 38% of our total revenue, respectively, from sales of our hosting and presence products.
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
Our primary presence products are:
Websites + Marketing. Websites + Marketing is an easy-to-use, do-it-yourself mobile-optimized online tool enabling customers, irrespective of their technical skills, to build effective websites and e-commerce enabled online stores. We offer a variety of plans, with pricing dependent on business and marketing features. With each of these plans, customers have access to vertically targeted professional designs which can be further customized using our editor by adding intent-driven sections, photos, videos or text. Our designs cover a wide range of categories with professionally written content for small businesses, organizations, families, weddings and other ideas. Our websites and our tools are all designed to work great on mobile devices, with a focus on performance, which is critical for websites to appear in search engine rankings.
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
Marketing. Our Websites + Marketing product line includes a range of marketing tools and services designed to help businesses acquire and engage customers and create content. These capabilities are available in an integrated offering with our website and commerce tools, or as a stand-alone for customers using other website content-management systems. The tools are designed for busy customers who may lack experience with online marketing, focusing on ease of use, mobile experience and delivering business results. For example, Over, a mobile application we offer, allows our customers to grow their brands by easily creating impactful visual content for any platform online. Search Engine Optimization helps our customers get their websites found on major search sites using a simple step-by-step wizard with targeted recommendations on which search phrases are most likely to drive traffic to a customer's site. Business listings capabilities bring business information to where customers are looking, including Facebook and Google My Business. Email marketing lets people build targeted campaigns, either from scratch or using website or commerce content.
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
Business Applications
Our customers want to spend their time on what matters most to them, selling their products or services or helping their customers do the same. We provide them with productivity tools such as domain-specific email, second-line telephony, online storage and payment solutions to help run their ventures. We offer a variety of products designed to make the business of business easier for our customers. The products we offer include those developed in-house as well as third-party applications which we distribute and support, such as Microsoft Office 365. In 2020, 2019 and 2018, we derived approximately 18%, 17% and 16% of our total revenue, respectively, from sales of our business applications products.
Our primary business applications products are:
Microsoft Office 365. We offer fully-supported Microsoft Office 365 accounts that are easy to set up and use with our customers' domains. We offer Microsoft Office 365 in multiple plans ranging from email with calendar and contacts connected to a custom domain to a full suite of productivity tools, including file sharing and full desktop versions of Microsoft productivity applications, including Outlook, Word, Excel and PowerPoint. For customers wanting to protect their email data, we offer an email backup service, and for customers needing to comply with regulatory requirements, we offer email add-on services such as HIPAA-enabled email, encryption services (in partnership with ProofPoint), archiving services (in partnership with Barracuda) and advanced e-mail security. We help make Microsoft Office 365 installation easy, allowing customers to get up and running in minutes, including "do-it-for-me" migrations services to move customers' existing email data to Office 365 accounts
Email Accounts. We offer a range of email service plans with a multi-feature web interface that connects to our customers' domains. The pricing of these plans depends on the customer's desired amount of storage and number of email addresses. All of our email accounts are advertising-free and include security functionality designed to provide protection from spam, viruses and other forms of online fraud, such as phishing.
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

Our Opportunity and Advantages
Our Opportunity—Empowering the Everyday Entrepreneur
Our customers represent a large and diverse market that we believe is largely underserved by other Internet companies. According to the U.S. Small Business Administration, there were approximately 30.8 million small businesses in 2016. Based on data from the 2016 U.S. Census Bureau and the U.S. Small Business Administration, over 90% of small businesses have fewer than five employees and approximately 25 million, or over 76%, of small businesses were non-employer firms. Furthermore, the Kauffman Index of Entrepreneurial Activity Report estimated that in 2017 there were approximately 540,000 new business owners created each month in the U.S. Around the world, there are more than 500 million micro, small and medium enterprises, according to a study performed by the International Finance Corporation and McKinsey Company (defined as one to 250 employees) worldwide. We believe our addressable market extends beyond small businesses and includes individuals and organizations, such as universities, community organizations, charities and hobbyists.
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
•Interacting with customers as they grow their business. Our customers need to communicate with their existing customers and find new ones across a landscape that is fragmented in both form and function. They have distinct needs in (i) branded email communication, originating with domain registration and email creation through an email client; (ii) online marketing in a variety of content types and channels; (iii) online commerce with reservation and scheduling, product catalogs and e-commerce and payment processing capabilities, including in-person point-of-sale payment processing; (iv) messaging capabilities across SMS, Facebook Messenger, WhatsApp and others; (v) email marketing for audience engagement; and (vi) telephony, for inbound and outbound voice communication. Surrounding these channels and tactics, our customers also need easy-to-use tools to run their businesses.
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
Seamlessly Intuitive Experiences. Our customers often self-identify as non-technical and inexperienced in a variety of areas like marketing, content creation and customer management. Because they may lack the expertise to take full advantage of powerful tools, customers may be overwhelmed as they attempt to bring their idea online.
We believe that the antidote to this complexity is to radically simplify our solutions and services into seamlessly intuitive experiences. GoDaddy has the two leading website building CMSs with Managed WordPress and Websites + Marketing. With Managed WordPress, we dramatically reduce the complexity in provisioning, managing and customizing the WordPress CMS. We do this by wrapping the WordPress CMS with our own security tools (web application firewall (WAF), content delivery network (CDN) and secure sockets layer (SSL)), design tools, plugin pre-installs at initiation and automatic, managed updates. In Websites + Marketing, our own captive CMS, we incorporate seamlessly intuitive experiences by uniting marketing, content, commerce and customer management tools into a single experience.
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
Sage Guidance. Our customers deeply value expertise and know-how, which has been part of the GoDaddy DNA through our GoDaddy Guides since our founding. Our customers' needs are highly individualized and unique to their ventures, which makes operating a guidance experience – at scale – a substantial form of differentiation.
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
Activating our Community. GoDaddy is one of the largest aggregations of paying small businesses and ventures in the world, with a wealth of diversity across verticals, life stages, sophistication and geographies. Our customers gain a lot when they're able to learn from one-another's experiences and benefit from each other's skills, but the challenge is that the exchange of information is cumbersome. We aim to activate our community and lower the barriers for connection, for the betterment of our customers. This occurs in discreet areas of our business today – such as in our domain aftermarket and GoDaddy Websites + Marketing's InSight platform – and it is something we're investing in for the future.

Operations
Human Capital
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
As of December 31, 2020, we had 6,621 employees worldwide, including 3,368 GoDaddy Guides, 1,897 in technology and development, 544 in marketing and advertising and 812 in general and administrative. In addition to our employees, approximately 3,000 GoDaddy Guides located primarily in China, Colombia, India, Mexico, the Philippines and Spain who are directly employed by third-party partners are dedicated to GoDaddy on a full-time basis. Substantially all of our employees are based in the U.S. and Europe. None of our employees is represented by a labor union or are party to any collective bargaining agreement in connection with his or her employment with us; however, certain of our employees in Germany are represented by an employee works council pursuant to local regulations.
We actively work to attract a diverse employee population. We are committed to providing equal opportunity in all aspects of employment and will not tolerate any discrimination, harassment or retaliation. We actively work to educate our employees and managers on recognizing unconscious bias and received perfect scores on the 2019, 2020 and 2021 Corporate Equality Index administered by the Human Rights Campaign Foundation. Additionally, we publish annual diversity and pay equity data and have achieved our goal of paying men and women in similar jobs at parity across the Company for six consecutive years. In addition, in 2020, we began publishing pay equity data for different ethnic groups within our U.S. workforce, and we have achieved pay equity between U.S. based minority and non-minority employee populations. We maintain several Employee Resource Groups to drive sponsorship, advocacy, and representation for diverse employee groups, especially those that are historically underrepresented. We are committed to making progress towards increasing workforce diversity in both technical and non-technical roles.
We are committed to providing fulfilling career development opportunities for our employees. To support this goal, we conduct regular performance reviews focused on career development for all full-time employees. Additionally, we conduct an annual GoDaddy Voice employee survey to monitor employee satisfaction and to ensure that they feel connected and engaged with GoDaddy's mission, our customers and their own teams.
GoDaddy Guides
We have approximately 6,300 GoDaddy Guides who provide technical assistance 24/7/365 to customers located around the world. Our industry-leading specialists use a consultative approach to advise customers of products best suiting their individual needs. This ability to provide real-time product suggestions while providing a world-class support experience allows our GoDaddy Guides to provide an impactful contribution to bookings through the sale of product subscriptions. Approximately 12%, 16%, and 17% of our total bookings in 2020, 2019 and 2018, respectively, were generated from the sale of product subscriptions by our GoDaddy Guides. Our latest merchandising strategies, such as free trials and an increased mix of monthly product subscriptions, drove more renewal billings to our website and away from the GoDaddy Guides during 2020, which we expect to continue in the future.
Our GoDaddy Guide team operates through a variety of channels to provide tailored and timely support to our customers, handling approximately 19 million contacts in 2020. Our customers can choose their preferred guidance channel, including proactive and reactive chat and phone support. In 2020, we expanded these channels to include WhatsApp, WeChat and SMS offerings, as well as in our digital product experiences, where we provide consultative engagements.
As of December 31, 2020, we offered localized products and guidance in over 50 markets. The majority of our GoDaddy Guides are located in our Arizona and Iowa facilities in the U.S. We have additional international specialists providing in-region support in native languages. In addition, our easy-to-use website contains extensive educational content designed to demystify the process of establishing an online presence and to assist customers in choosing the products best meeting their needs. We also provide a variety of online tutorials through blogs and other services including The GoDaddy Garage Blog and third-party sites like YouTube.

The strength of our GoDaddy Guides is our people. Our hiring process is extensive and highly selective, designed to yield individuals who will thrive in our team based on core values, character, work ethic and ability. Our new GoDaddy Guides spend over a month moving from classroom to a live "nesting" environment where they refine their customer and technology skills. With a commitment to life-long learning, we offer extensive classes to our employees spanning leadership, sales, service and technology. Our incentive program rewards outcomes, across both customer satisfaction and bookings goals. For these and many other reasons, as of December 31, 2020, approximately 44% of our GoDaddy Guides had been with us for at least three years.
Technology and Infrastructure
Our products, customer experiences and business systems are enabled by our technology and infrastructure, to ensure scalability, security and flexibility. Technology and development expenses, including those expenses related to our technology platform, were $560 million, $493 million and $434 million in 2020, 2019 and 2018, respectively. During the five years ended December 31, 2020, we invested to support our growth with $2,131 million in technology and development expenses. The growth in our technology and development expenses has been driven primarily by our focus on product development to provide software-driven product experiences such as our website building suite, security, commerce, email, domain aftermarket and continued innovation in our domain registration and hosting offerings, among others. Additionally, we offer Domain Registry and Corporate Domains solutions to our customers. We have built a scalable infrastructure platform allowing us to optimize for economies of scale and enable next-generation hosting architecture for our customers, while investing in faster, denser and more efficient data centers, improved network connectivity and improved resiliency, both domestically and internationally.
We provide a reliable and secure global platform and infrastructure. Our investments in technology, including engineers, patents, online security, customer privacy, reliable infrastructure and data science capabilities, enable us to innovate and deliver personalized solutions to our customers. Our API-driven technology platform is built on state-of-the-art, open source technologies like Hadoop, OpenStack and other large-scale, distributed systems. Additionally, our platform allows our developers to create new and enhanced products or product features assembled from common building blocks leading to faster deployment cycles. We believe our products work well together and are more valuable and easier to use together than had our customers purchased them individually from other companies and tried to integrate them. As of December 31, 2020, we had 1,897 engineers, 314 issued patents and 102 pending patent applications in the U.S.
Physical Infrastructure and Management
Our physical technology infrastructure supports our products, experiences and business systems through servers located in data centers around the world. As the world's largest manager of DNS traffic and a leading website hosting platform, we have invested significantly in our peering architecture and underlying infrastructure management to handle high IP transit traffic at low bandwidth costs. We have invested in the automation of common physical data center components like servers, load balancers, switches and storage and we use open source solutions when possible to automate manual processes and thereby reduce the risk of human error and lower costs. Additionally, we are beginning to use a single automated infrastructure based on OpenStack to enable next-generation services. In 2018, we announced a partnership with AWS as we begin to migrate our internal infrastructure into the cloud over the next 5-7 years, which will accelerate our ability to provide speed and reliability in both our product experiences and our customers' hosting instances. These efforts and our large technology infrastructure footprint allow us to scale and provide our customers with valuable products at affordable prices.
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
Product Development
We have invested heavily in our product development teams as we have expanded the ways we serve our customers to adjust to their changing needs from primarily domain name registration and hosting to a broader spectrum of offerings. Our primary website building products (Websites + Marketing and Managed WordPress), security suite, email offerings (Microsoft Office 365, Workspaces and Open X-change), commerce and domain aftermarket each represent significant need states that are complementary to our long-standing offerings and benefit from our strengths as a company in human-infused technology. Our product development investments have grown at a significantly higher rate than our physical infrastructure and business system expenses, reflecting our expanding role in enabling our customers' success with a powerful digital presence. Our key product development initiatives include:
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
Delivering the Next Generation of Naming. The first generation of naming included a limited set of gTLDs, such as .com and .net, and ccTLDs, such as .uk and .in. Hundreds of new gTLDs have been introduced in recent years, expanding the available inventory for us and our customers. Through GoDaddy Registry, we operate back-end registry management for more than 215 TLDs. Additionally, we have invested to expand the secondary market to help match buyers to sellers who already own domains. Our GoDaddy Investor mobile application helps investors watch and bid on domains at auction and stay on top of current bids from their mobile devices. We continue to invest in search, discovery and recommendation tools and transfer protocols for both primary and secondary domains.
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

Marketing
We believe GoDaddy is one of the most recognized Internet brands in the U.S. with increased awareness globally. We have established this high level of brand awareness primarily through our advertising campaigns across various platforms including television commercials, print, online and billboards, and have supplemented these advertising campaigns with athlete, celebrity sponsorships and social media influencers. Over the five years ended December 31, 2020, we have invested $1,558 million in marketing and advertising expenses. Our strong brand has helped us attract and retain 20.6 million customers as of December 31, 2020. We intend to continue investing in our brand as we seek to further grow our total customers, particularly internationally. Customer referrals are another highly efficient and cost-effective channel for acquiring customers.
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
Central to our international strategy is a philosophy of localizing our product offerings and customer experience and deploying them through our global infrastructure. As of December 31, 2020, we had over 9.4 million customers outside of the U.S. and derived approximately 32%, 33% and 35% of our total bookings from international sales in 2020, 2019 and 2018, respectively. We have built a dedicated team responsible for the internationalization and localization of our core product offerings as well as our customer care and marketing efforts, including through our acquisition of Host Europe Group in 2017.
In conjunction with our localization efforts, we added on-the-ground regional teams and increased our country and regional specific marketing spend. These investments have enabled us to successfully launch and expand our business outside the U.S. and as of December 31, 2020, we provided localized products and customer care in over 50 markets around the world. We have taken a rigorous approach to managing the level of investment we expect to make in each geographic market we enter based on a market tier approach. We expect to continue to expand internationally, growing our share and increasing penetration of the international markets we've entered in recent years.
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
ICANN. The registration of domain names is governed by ICANN. ICANN is a multi-stakeholder private sector, not-for-profit corporation formed in 1998 for the express purposes of overseeing a number of Internet related tasks, including management of the DNS, allocation of IP addresses, accreditation of domain name registrars and registries and the definition and coordination of policy development for all of these functions. We are accredited by ICANN as a domain name registrar and registry and thus our ability to offer domain name registration products is subject to our ongoing relationship with, and accreditation by, ICANN. The regulation of Internet domain names in the U.S. and in foreign countries is subject to change.
ccTLD Authorities. The regulation of ccTLDs is governed by national regulatory agencies of the country underlying the specific ccTLDs, such as the U.S. (.us), Colombia (.co), China (.cn), Canada (.ca) and the U.K. (.uk). Our ability to sell ccTLDs is dependent on our and our partners' abilities to maintain accreditation in good standing with these various international authorities.
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

Privacy and Data Protection. In the areas of personal privacy and data protection, the U.S. federal and various state and foreign governments have adopted or proposed limitations on, and requirements associated with, the collection, distribution, use, storage and security of personal information of individuals. In addition, in several jurisdictions in which we operate, data protection is more highly regulated and rigidly enforced. For example, the European Union (E.U.) has enacted the General Data Protection Regulation (GDPR), superseding the 1995 European Union Data Protection Directive. The GDPR includes stringent operational requirements for processors and controllers of personal data, for companies established in the E.U. and those outside of the E.U. if they collect, use, or otherwise process personal data, including payment card information, imposes significant penalties for non-compliance and has broader extra-territorial effect. As we continue to expand our operations in Europe and elsewhere, we expect compliance with these regulatory schemes to be more burdensome and costly for us. In addition, California recently enacted the California Consumer Privacy Act (the CCPA), which was further modified by the passage of the California Privacy Rights Act (CPRA) in the November 2020 election. The CCPA, as modified, requires covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information.
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
As of December 31, 2020, we had 314 issued patents in the U.S. covering various aspects of our product offerings. Additionally, as of December 31, 2020, we had 102 pending U.S. patent applications and intend to file additional patent applications in the future.
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

Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described below. The risks and uncertainties described below are not the only ones we face, however; additional risks and uncertainties we are unaware of, or which we currently believe are not material, may also become important factors affecting us. If any of the following risks occur or risks we are unaware of occur, our business, financial condition, operating results and growth prospects could be materially and adversely affected.
Risk Factor Summary
The following is a summary of the principal risks that could materially and adversely affect our business, financial condition, operating results and growth prospects.
•We may be unable to attract and retain customers or increase sales to new and existing customers.
•We may not successfully develop and market products that meet or anticipate our customers' needs, whether organically or inorganically, or may not develop such products on a timely basis.
•We may fail to protect and promote our brand.
•Evolving technologies and resulting changes in customer behavior or customer practices may impact the value of and demand for domain names.
•We face significant competition for our products in the domain name registration, website building and web-hosting markets and other markets in which we compete, and we may not be able to maintain or improve our competitive position or market share.
•Increasing our international bookings is a significant part of our strategy to grow our business, but requires significant investments of time and money, and expanding into new markets may expose us to additional risks.
•We may not effectively manage the significant investments of time and money we have made and continue to make to support our growth strategy, and such investments may not succeed.
•We may not realize the benefits of our entry into new markets or of our acquisitions if we are unable to effectively integrate new employees, products, systems and processes.
•We may enter into new lines of business or offer new products which may subject us to additional risks.
For a more complete discussion of the material risks facing our business, see below.
Strategic Risks
If we are unable to attract and retain customers and increase sales to new and existing customers, our business and operating results would be harmed.
Our success depends on our ability to attract and retain customers and increase sales to new and existing customers. Although our total customers and revenue have grown rapidly in the past, in recent periods our slower growth rates have reflected the larger size and scale and maturity of our business. We cannot be assured that we will achieve similar growth rates in future periods as our total customers and revenue could decline or grow more slowly than we expect. The rate at which new and existing customers purchase and renew subscriptions to our products could fluctuate or decline as a result of a number of factors, such as lower demand for domain names, websites and related products, declines in our customers' level of satisfaction with our products and the support provided by our GoDaddy Guides, the timeliness and success of product enhancements and introductions by us and those of our competitors, the pricing offered by us and our competitors, the frequency and severity of any system outages, breaches, or technological change.
Our revenue has grown historically due in large part to sustained customer growth rates and strong renewals of subscriptions to our domain name registration and hosting and presence products. Our future success depends in part on maintaining strong renewals. Our costs associated with renewals are substantially lower than costs associated with acquiring new customers and selling additional products to existing customers. Therefore, a reduction in renewals, even if offset by an increase in other revenue, would reduce our operating margins in the near term. Any failure by us to continue to attract new customers or maintain strong renewals could have a material adverse effect on our business, growth prospects and operating results.

If we do not successfully develop and market products that anticipate or respond promptly to the needs of our customers, our business and operating results may suffer.
The markets in which we compete are characterized by constant change and innovation, frequent new product and service introductions and evolving industry standards, and we expect them to continue to evolve rapidly, including as a result of the current global economic slowdown. Our historical success has been based on our ability to identify and anticipate customer needs and design products providing entrepreneurs, small businesses and ventures with the tools they need to create, manage and augment their digital identity. In response to evolving customer needs, we launched freemium offers for Websites + Marketing, introduced free trials of our digital marketing suite, enabled an enhanced functionality with GoFundMe, introduced robust gift card functionality and virtual appointment support, expanded our capabilities with PayPal and launched basic messaging capability to allow our customers to connect with their customers. To the extent we are not able to continue to identify challenges faced by entrepreneurs, small businesses and ventures and provide products responding in a timely and effective manner to their evolving needs, our business, operating results and financial condition may be adversely affected.
The process of developing new products and technology is complex and uncertain. If we fail to accurately predict customers' changing needs, customer reactions to the current global economic slowdown, such as the need for expanded online and offline commerce tools, or emerging technological trends, such as artificial intelligence, or if we fail to achieve the benefits expected from our investments in technology, our business could be harmed. These product and technology investments include those we develop internally, such as our "do-it-yourself" website builder Websites + Marketing, our hosting platforms and our security products, those we acquire and develop as a result of acquisitions, such as Poynt, Over, Uniregistry's registrar and brokerage business, Neustar and SkyVerge, and those related to our partner programs, such as Microsoft. We must continue to commit significant resources to develop our technology in order to maintain our competitive position, and these commitments will be made without knowing whether such investments will result in products our customers need and will buy. Our new products or product enhancements could fail to attain meaningful customer acceptance for many reasons, including:
•failure to accurately predict market demand or customer preferences;
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
Protecting and maintaining awareness of our brand is important to our success, particularly as we seek to attract new customers globally and to increase customer awareness of our full portfolio of products. We have invested, and expect to continue to invest, substantial resources to increase our brand awareness, both generally and in specific geographies and to specific customer groups, such as Partners. There can be no assurance that our brand development strategies, including the "Go" logo we launched in 2020, will enhance the recognition of our brand, lead to increased sales or effectively increase awareness of our product offerings. Furthermore, our international branding efforts may prove unsuccessful due to language barriers and cultural differences. If our efforts to protect and promote our brand are not successful, our operating results may be adversely affected.

Evolving technologies and resulting changes in customer behavior or customer practices may impact the value of and demand for domain names.
Historically, Internet users navigated to a website by directly typing its domain name into a web browser or navigation bar. The domain name serves as a branded, unique identifier not unlike a phone number or email address. However, people increasingly use search engines to find and access websites as an alternative to typing a website address directly into a web browser navigation bar. If search engines modify their algorithms, our websites may appear less prominently or not at all in search results, which could result in reduced traffic to our websites. Additionally, if the costs of search engine marketing services, such as Google AdWords, increase, we may incur additional marketing expenses or be required to allocate a larger portion of our marketing spend to this channel and our business and operating results could be adversely affected.
In addition, businesses are increasingly relying solely on social media applications, such as Instagram, to reach customers and consumers are accessing the Internet more frequently through applications on mobile devices. As reliance on these applications increases, domain names may become less prominent and their value may decline. We are dependent on the interoperability of our products with these applications and mobile devices. If we are unable to effectively integrate our products within these applications and on these devices, we may lose market share. These evolving technologies and changes in customer behavior may have an adverse effect on our business and growth prospects.
We face significant competition for our products in the domain name registration, website building and web-hosting markets and other markets in which we compete, which we expect will continue to intensify, and we may not be able to maintain or improve our competitive position or market share.
The market for our products is highly fragmented and competitive. These solutions are also rapidly evolving, creating opportunity for new competitors to enter the market with point-solution products or address specific segments of the market. Given our broad product portfolio, we compete with niche point-solution products and broader solution providers. Our competitors include providers of domain registration services, web-hosting solutions, website creation and management solutions, e-commerce enablement providers, cloud computing service and online security providers, alternative web presence and marketing solutions providers and providers of productivity tools such as business-class email.
We expect competition to increase in the future from competitors in the domain and hosting and presence markets, such as United Internet, Web.com and Donuts, as well as competition from companies such as Google, Amazon and Microsoft, which provide web-hosting, other cloud-based services and domain name registration, and Amazon and Facebook, which offer Internet marketing platforms. In particular, the extension of the Cooperative Agreement between Verisign Inc. (Verisign), the registry for .com and .net, and the U.S. Department of Commerce in 2018 gave Verisign the right to become an ICANN-accredited registrar for any gTLD other than .com. While Verisign has not publicly announced whether it will become a registrar, it would become one of our competitors if it were to do so, which could have a negative impact on our business and industry. In addition, we face competition in the website and e-commerce site building market from competitors such as Wix, Squarespace and Shopify, from providers of social media networks and applications including Facebook and Tencent, and from digital infrastructure providers including Cloudflare. Some of our current and potential competitors have greater resources, more brand recognition and consumer awareness, more diversified product offerings, greater international scope and larger customer bases than we do, and we may therefore not be able to effectively compete with them. In addition, some of our competitors offer their services and products at low or no cost; for example, Cloudflare offers domains at wholesale cost and Let's Encrypt offers security certificates at no cost. If these competitors and potential competitors decide to devote greater resources to the development, promotion and sale of products in the markets in which we compete, or if the products offered by these companies are more attractive to or better meet the evolving needs of our customers, our market share, growth prospects and operating results may be adversely affected.
Increased competition in our industry could result in lower sales, price reductions, reduced margins, loss of market share and increased marketing expenses. Furthermore, conditions in our market could change rapidly and significantly as a result of technological advancements, partnering by our competitors or market consolidation. New or existing competitors, or groups of competitors working cooperatively, may invent similar or superior products and technologies competing with our products and technology. The continued entry of competitors into the domain name registration and web-hosting markets, and the rapid growth of some competitors that have already entered each market, may make it difficult for us to maintain our market position. Our ability to compete will depend upon our ability to provide a better product than our competitors at a competitive price and supported by superior customer care. We may be required to make substantial additional investments in research, development, marketing and sales in order to respond to competition, and there can be no assurance that these investments will achieve any returns for us or that we will be able to compete successfully in the future.

Our business and financial condition could be harmed materially if our customers were no longer able to rely upon the existing domain name registration system.
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
Bookings outside of the U.S. represented approximately 32%, 33% and 35% of our totals for 2020, 2019 and 2018, respectively. We continue to localize our products in numerous markets, languages and currencies, expand our systems to accept payments in forms common outside of the U.S., focus our marketing efforts in numerous non-U.S. geographies, tailor our customer care offerings to serve these markets, expand our infrastructure in various non-U.S. locations and establish customer care operations in overseas locations. Conducting and expanding international operations subjects us to risks we generally do not face in the U.S., including:
• management, communication and integration problems resulting from language barriers, cultural differences and geographic dispersion of our customers and personnel;
•language translation of, and associated customer care guidance for, our products;
•compliance with foreign laws, including laws regarding consumer protection, intellectual property, online disclaimers and advertising, liability of online service providers for activities of customers especially with respect to hosted content, competition, anti-bribery, and more stringent laws in foreign jurisdictions relating to consumer privacy and protection of data collected from individuals and other third parties;
•accreditation and other regulatory requirements to do business and to provide domain name registration and registry services, web-hosting and other products in foreign jurisdictions;
•greater difficulty in enforcing contracts, including our universal terms of service and other agreements due to differences in local legal regimes and court systems;
•increased expenses incurred in establishing and maintaining office space and equipment for our international operations;
•greater costs and expenses associated with international marketing and operations;
•greater risk of unexpected changes in regulatory practices, tariffs, trade disputes and tax laws and treaties, particularly due to the U.K.'s exit from the E.U. pursuant to Article 50 of the Treaty on European Union (Brexit);
•increased exposure to foreign currency risks;
•the impact of the COVID-19 pandemic on demand for our products in international markets;
•heightened risk of unfair or corrupt business practices in certain geographies; and
•the potential for political, social or economic unrest, terrorism, hostilities or war; and multiple and possibly overlapping tax regimes.
Furthermore, through our recent acquisitions of Over, Uniregistry's registrar and brokerage business and Neustar's registry business, we've continued to expand our international presence with operations in South Africa, Grand Cayman and Colombia. Our international expansion efforts may be slow or unsuccessful to the extent we experience difficulties in recruiting, training, managing and retaining qualified personnel with international experience, language skills and cultural competencies in the geographic markets we target, which could negatively impact our bookings and operating results. Recruiting highly skilled employees in international markets poses additional challenges as we may have less data and market expertise than we have when recruiting domestically. We may also face challenges recruiting and onboarding personnel as we adopt more extensive work-from-home policies. Furthermore, as we continue to expand internationally, it may prove difficult to maintain our corporate culture, which we believe has been critical to our success.

In addition, the expansion of our existing international operations and entry into additional international markets has required and will continue to require significant management attention and financial resources. These increased costs may increase our cost of acquiring international customers, which may delay our ability to achieve profitability or reduce our profitability in the future. We may also face pressure to lower our prices in order to compete in emerging markets, which could adversely affect revenue derived from our international operations. In addition, certain of our operations are in higher risk regions such as China, India, Russia and Ukraine. Unanticipated events, such as geopolitical changes, could adversely affect those operations. In particular, there is uncertainty as to the future of U.S. trade policy with respect to China. These and other factors associated with our international operations could impair our growth prospects and adversely affect our business, operating results and financial condition. Given the risks associated with our international operations, we may decide to relocate international operations either to other foreign countries or domestically. Any such relocation would require significant management attention and financial resources, could adversely affect our business, operating results and financial condition, and may not prove to be successful.
We have made significant investments to support our growth strategy. These investments may not succeed. If we do not effectively manage future growth, our operating results will be adversely affected.
We continue to work to increase the breadth and scope of our product offerings and operations. To support future growth, we must continue to improve our information technology and financial infrastructure, operating and administrative systems and our ability to effectively manage headcount, capital and processes. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower or may develop more slowly than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.
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
As we continue to grow, our management, administrative, operational and financial infrastructure may be strained. The scalability and flexibility of our infrastructure depends on the functionality and bandwidth of our data centers, peering sites and servers. The significant growth in our total customers and the increase in the number of transactions we process have increased the amount of our stored customer data. Any loss of data or disruption in our ability to provide our product offerings due to disruptions in our infrastructure, services or third parties we rely on could result in harm to our brand or reputation. Moreover, as our customer base continues to grow and uses our platform for more complicated tasks, we will need to devote additional resources to improve our infrastructure and to enhance its scalability and security. If we do not manage the growth of our business and operations effectively, the quality of our platform and efficiency of our operations could suffer, which could harm our operating and business results.
We continue to plan for and implement new enterprise resource planning systems, including e-commerce and revenue recognition, as well as make enhancements to existing platforms and tools. While we are engaged in this work, we may experience difficulties in managing our existing systems and processes, which could disrupt our operations, the management of our finances and the reporting of our financial results. In addition, we will continue to rely on legacy systems while we plan for implementation of new systems; such legacy systems may not be able to scale efficiently as our business grows, which may delay future product launches or enhancements. Our failure to improve our systems and processes or complete such system implementations or enhancements on a timely basis, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business, successfully integrate our acquisitions and to accurately forecast and report our results.
We may acquire other businesses or talent, which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our operating results.
As part of our business strategy, we have in the past made, and may in the future make, acquisitions or investments in companies, talent, products, domain portfolios and technologies we believe will complement or supplement our business and address the needs of our customers, such as our recent acquisitions of Over, Uniregistry's registrar and brokerage business, the Neustar registry business, SkyVerge and Poynt. We cannot ensure we will be able to successfully integrate the acquired products, talent and technology or achieve the revenue and expense synergies we expect as a result of these transactions. Even if we do successfully integrate the acquired products we may not successfully integrate the acquired brands into our portfolio or may decide to modify, retire or change the direction of the brands, which could adversely affect our operating results. If we fail to properly evaluate, execute or integrate acquisitions or investments, the anticipated benefits may not be realized, we may be exposed to unknown or unanticipated liabilities and our business and growth prospects could be harmed.
In the future, we may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. When acquiring assets in a business carve-out transaction, we may not identify all of the assets we need to operate that business at closing, which could result in additional expense. In addition, any future acquisitions we complete could be viewed negatively by our customers, investors and industry analysts.
We may have to pay cash, incur debt or issue equity securities to pay for future acquisitions, each of which could adversely affect our financial condition or the value of our Class A common stock. Equity issuances in connection with potential future acquisitions may also result in dilution to our stockholders. We may face competition for acquisitions from larger competitors that may have more extensive financial resources, which may increase the cost or limit the availability of acquisitions. In addition, our future operating results may be impacted by performance earn-outs or contingent bonuses. Furthermore, acquisitions may involve contingent liabilities, adverse tax consequences, additional equity-based compensation expense, adjustments for fair value of deferred revenue, the recording and subsequent amortization of amounts related to certain purchased intangible assets and, if unsuccessful, impairment charges resulting from the write-off of goodwill or other intangible assets associated with the acquisition, any of which could negatively impact our future results of operations.
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
We may encounter difficulties assimilating or integrating the companies, solutions, technologies, accounting systems, personnel or operations we acquire, particularly if the key personnel are geographically dispersed or choose not to work for us. For example, we have, and may in the future, enter into transition services agreements with a seller for the provision of support services to assist with the orderly integration of the business. We may never realize the benefits of these transition services agreements and we may be unable to manage and coordinate the performance of personnel providing services to us under these agreements. Leaders and personnel at acquired companies may focus on achieving performance earn-outs or contingent payments rather than integrating with us. Additionally, we may not integrate an acquired company onto our systems as planned, requiring us to depend on their legacy systems or a transition services agreement for longer than anticipated.
We may enter into new lines of business that offer new products and services, which may subject us to additional risks.
From time to time, we may enter into new lines of business that entail offering new products and services. For example, in August 2020 we completed the acquisition of the Neustar registry business, which represents our entry into the domain name registry business and in February 2021, we completed our acquisition of Poynt, which represents our entry into the off-line commerce business in addition to supplementing our existing e-commerce offerings. Our lack of experience with or knowledge of these new lines of business, as well as external factors, such as competitive alternatives, potential conflicts of interest, either real or perceived, and shifting market preferences, may impact our implementation and operation of such new lines of business. Other risks of implementing a new line of business include:
•potential diversion of management's attention, available cash, and other resources from our existing business;
•any determination by governmental agencies that the vertical merger is anticompetitive in any relevant market;
•unanticipated liabilities or contingencies;
•compliance with additional regulatory burdens;
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
We believe a critical contributor to our success has been our corporate culture, which we believe fosters innovation, creativity, a customer-centric focus, collaboration and loyalty. Our corporate culture is central to our devoted GoDaddy Guides, which is a key component of the value we offer our customers. As we continue to evolve our business, expand our global footprint, expand our product portfolio and rely more on remote workers, we may find it difficult to maintain these important aspects of our corporate culture, which could limit our ability to innovate and operate effectively.
As a result of the COVID-19 pandemic, substantially all of our personnel, including our GoDaddy Guides, are working remotely through at least June 30, 2021, which could negatively affect our culture. We continue to plan for the eventual return of employees to our offices, but the working arrangements when we return to the office may differ from the arrangements before the COVID-19 pandemic; we expect that some of our employees may continue to work from home full-time or part-time. The full or partial return to in-office work and the potential transition to permanent remote working arrangements for some employees may result in increased costs, decreased efficiency, deterioration of corporate culture and other unforeseen challenges. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, continue to perform at current levels or execute on our business strategy.
Operational Risks
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
We rely on third parties, and other parties with which those third parties contract, to perform certain technology, processing, servicing and support functions on our behalf, and may in the future choose to transition a function previously managed by us to such third parties. In particular, we have are in the process of transitioning from company-owned and co-located data centers to third-party cloud computing and hosting providers, including AWS. When we choose to transition a function to a third party, we may spend significant time and effort, incur higher costs than originally expected and experience delays in completing such transition. We may never realize any of the anticipated benefits of relying on such third parties, including acquisition of new customers, improved product features and positive financial results. In addition, these third parties are vulnerable to operational and technological disruptions, including from cyber attacks, which may negatively impact our ability to provide services to our customers, operate our business and fulfill our financial reporting obligations. We may have limited remedies against these third parties in the event of service disruptions. If third parties are unable to perform these functions on our behalf because of service interruptions or extended outages, or because those services are no longer available on commercially reasonable terms, our expenses could increase and our customers' use of our products could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business.
A network attack, a security breach or other data security incident could delay or interrupt service to our customers, harm our reputation or subject us to significant liability.
Our operations depend on our ability to protect our network and systems against interruption, a breach of confidentiality, or other damage from unauthorized entry, computer viruses, denial of service attacks and other security threats both within and beyond our control. These threats may arise from human error, fraud, or malice on the part of our employees, insiders, or third parties, or they may result from accidental technological failure. Any of these parties may also attempt to fraudulently induce employees, customers, or other third-party users of our systems to disclose sensitive information, wittingly or unwittingly, in order to gain access to our data or that of our customers or third parties with whom we interact.
We regularly experience distributed denial of service (DDOS) attacks by hackers aimed at disrupting service to our customers and attempts to place illegal or abusive content on our or our customers' websites, and we may be subject to DDOS attacks or content abuse in the future. Our response to such DDOS attacks may be insufficient to protect our network and systems, especially as attacks increase in size and nation-state actors use DDOS attacks against political and economic adversaries. In addition, there has been an increase in the number of malicious software attacks in the technology industry generally, including newer strains of malware, ransomware and cryptocurrency mining software.
Social engineering efforts may compromise our personnel or those of our third-party vendors, leading to unauthorized access to facilities, systems or information we have a responsibility to protect, which could lead to the unauthorized acquisition of information, the unavailability of systems or information or the compromise of customer accounts. Despite efforts to promote security awareness and training for our personnel and vendors, malicious actors are increasingly sophisticated and successful in their use of social engineering techniques. In recent months, we have experienced an increased level of social engineering efforts and several successful social engineering efforts, including by a persistent threat actor, which have, among other things, attempted to transfer customer domain names and targeted domains related to cryptocurrency. We have taken steps and continue to work to enhance our security and resilience against social engineering, requiring additional engineering efforts and modifications to our technology architecture as well as the expenditure of time and additional cost. We cannot guarantee that in all cases our efforts will be successful or that future social engineering incidents will be of similarly minimal impact, and, if successful, such incidents may cause financial and reputational harm.
We cannot guarantee our backup systems, regular data backups, security protocols, network protection mechanisms, cybersecurity awareness training, insider threat program, access controls, and other procedures and measures currently in place, or that may be in place in the future, will be adequate to prevent or remedy network and service interruption, system failure, third-party operating systems and software vulnerabilities, damage to one or more of our systems, data loss, security breaches or other data security incidents. Also, our products are cloud-based, and the amount of data we store for our customers on our servers has been increasing as our business has grown. Despite the implementation of security measures, our infrastructure may be vulnerable to computer viruses, worms, other malicious software programs, social engineering attacks, insider threats, credential theft and related abuse, illegal or abusive content or similar disruptive problems caused by our customers, employees, consultants or other Internet users who attempt to invade or disrupt public and private data networks or to improperly access, use or obtain data.

In addition, the process of transferring customer personal information in connection with the migration of customers from one product to another may result in data loss. Any actual or perceived breach of our security, or any other data security incident, could damage our reputation and brand, expose us to a risk of loss or litigation and possible liability, subject us to regulatory or other government inquiries or investigations, require us to expend significant capital and other resources to alleviate problems caused by the breach and to make required improvements to our systems, and deter customers from using our products, any of which would harm our business, financial condition and operating results. For example, in July 2018 we discovered a third party had accessed certain data of our Domain Factory customers. We have spent significant time and resources responding to the initial incident and continue to respond to subject access requests (SARs) from Domain Factory customers. To date, the Bavarian Data Protection Agency has not rendered its final decision on its investigation of this incident; nor has it issued any fines, but we could be subject to fines in the future related to this incident in an amount we cannot predict at this time. In case of a future incident, a history of past incidents, such as the July 2018 incident, may increase the risk of higher sanctions, or that investigations into past incidents may be re-invigorated. More recently, in March 2020, we discovered a threat actor compromised the hosting login credentials of approximately 28,000 hosting customers to their hosting accounts as well as the login credentials of a small number of our personnel. These hosting login credentials did not provide access to the hosting customers' main GoDaddy account. We have spent resources investigating and responding to this activity, notified the impacted customers, reported the activity to applicable regulatory authorities, and are responding to requests for information.
If the security of the confidential information or personal information we or our vendors or partners maintain, including that of our customers and the visitors to our customers' websites stored in our systems, is breached or otherwise subjected to unauthorized access, our reputation may be harmed and we may be exposed to liability.
Our business involves the storage and transmission of confidential information, including personal information. In addition, as nearly all of our products are cloud-based, the amount of data we store for our customers on our servers (including personal information and other potentially sensitive information), and on servers used by our vendors and partners (such as AWS), has been increasing. We take measures intended to protect the security, integrity and confidentiality of the personal information and other sensitive information, including payment card information, that we collect, store or transmit, but cannot guarantee that inadvertent or unauthorized use or disclosure of such information will not occur or that third parties, including nation-states and bad actors, or our personnel or those of our vendors will not gain unauthorized or other malicious access to this information or systems where personal information is processed despite our preventative efforts or those of our vendors or partners.
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
If we or our partners experience any breaches or sabotage of our security measures, or otherwise suffer unauthorized use or disclosure of, or access to, personal information or other confidential information, including payment card information, we might be required to expend significant capital and resources to remediate these problems and protect against additional breaches or sabotage. We may not be able to remedy any problems caused by hackers or other similar actors in a timely manner, or at all, due to, among other things, a lack of qualified personnel to handle such problems or the failure of our personnel to follow internal policies and procedures. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until after they are launched against a target, we and our vendors and partners may be unable to anticipate these techniques or to implement adequate preventative measures on a timely basis. Advances in computer capabilities, discoveries of new weaknesses, increased likelihood of nation-state cyber attacks, and other developments with software generally used by the Internet community, such as the Meltdown and Spectre vulnerabilities, which exploit security flaws in chips manufactured in the last 20 years, the Shellshock vulnerability in the Linux Bash shell, continually evolving ransomware attacks, or developments related to the SolarWinds Orion product incident, also increase the risk that we, or our customers using our servers and services, will suffer a security breach. We or our partners may also suffer security breaches or unauthorized access to personal information and other confidential information, including payment card information, due to employee error, rogue employee activity, unauthorized access by third parties acting with malicious intent or committing an inadvertent mistake, or social engineering. If a breach of our security or other data security incident occurs or is perceived to have occurred, the perception of the effectiveness of our security measures and our reputation could be harmed and we could lose current and potential customers. In this regard, we recently determined that a threat actor distributed a malicious file across our hosting servers. While our terms of service provide that our customers should not use hosting services to process their customers' credit card transactions, we determined that the file resulted in the compromise of a small number of our customers' customers' credit cards. We notified our customers and have engaged with them to offer identity theft monitoring to the affected parties.
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
We use a variety of marketing channels to promote our brand, including online keyword search, sponsorships and celebrity endorsements, television, radio and print advertising, email and social media marketing. If we lose access to one or more of these channels, such as online keyword search, either because the costs of advertising become prohibitively expensive or we change our marketing practices as a result of developments in applicable law or litigation, or for other reasons, we may become unable to promote our brand effectively, which could limit our ability to grow our business. Further, if our marketing activities fail to generate traffic to our website, attract customers and lead to new and renewals of our products at the levels we anticipate or our efforts to personalize our marketing efforts are not successful, our business and operating results would be adversely affected.
We face challenges in increasing consumer awareness of our full portfolio of products. Because we have an established consumer-facing brand associated with domain registration and website building, some customers or potential customers may not be aware of our additional offerings. Efforts to expand customer awareness of our diverse range of products may increase marketing expenses and may fail to generate additional sales, which could adversely affect our business and operating results. There can be no assurance our marketing efforts will succeed or be cost-effective, and if our customer acquisition costs increase, our business, operating results and financial performance could be adversely affected.

Our ability to increase sales of our products is highly dependent on the quality of our customer care. Our failure to provide high-quality customer care would have an adverse effect on our business, brand and operating results.
Our GoDaddy Guides have historically contributed significantly to our total bookings. Approximately 12%, 16%, and 17% of our total bookings in 2020, 2019 and 2018, respectively, were generated from the sale of product subscriptions by our GoDaddy Guides. Our GoDaddy Guides thrive when they are together; moving our GoDaddy Guides to work remotely in response to COVID-19 has, and may continue to have, a negative impact on that team's productivity and its generation of new sales, which could have a material impact on our operations and financial results. If our GoDaddy Guides continue to work from home because of COVID-19 and we are unable to improve their productivity, our business and operating results will continue to be adversely affected. The costs associated with moving our GoDaddy Guides to a remote-working model and, eventually, returning them to our offices could be significant. Our GoDaddy Guides primarily engage with customers through direct calls. As customers increasingly engage with our GoDaddy Guides via other communication channels, such as chat and we provide more self-serve solutions, there is no guarantee our GoDaddy Guides will continue to have the same success in selling product subscriptions and, as a result, our total bookings may decline.
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
Our future performance will continue to depend on the services and contributions of our senior management and key employees to execute on our business plan and to identify and pursue new opportunities and product innovations. The loss of services of senior management or other key employees and the hiring of new senior leaders and key employees, could significantly delay or prevent the achievement of our development and strategic objectives as we transition to new leaders and could adversely affect our business, financial condition and operating results. On February 11, 2021, we announced the retirements of our Chief Financial Officer and our Chief Legal Officer, each effective as of June 30, 2021. We may face challenges in identifying, recruiting, integrating and retaining successors for these positions. In addition, as we expand our product offerings through acquisitions, we may become dependent on the services and contributions of key personnel who join us through such acquisitions. If we are unable to integrate and retaining such personnel, our financial condition and operating results may be affected.
If we are unable to hire, retain, manage and motivate qualified personnel, our business would suffer.
Our future success and ability to innovate depends, in part, on our ability to continue to hire, retain, manage and motivate highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel or delays in hiring required personnel, may seriously harm our business, financial condition and operating results. Our ability to continue to attract and retain highly skilled personnel, specifically employees with technical and engineering skills and employees with language skills and cultural knowledge of the geographic markets we have recently expanded to or that we intend to expand to in the near future, will be critical to our future success. Additionally, due to the COVID-19 pandemic, we have temporarily closed offices and required substantially all personnel to work remotely through at least June 30, 2021. We may experience difficulties onboarding new employees, managing employees and maintaining our culture while we work remotely.
Competition for highly skilled personnel is frequently intense, particularly in U.S. tech hubs such as the San Francisco Bay area, Seattle, Austin and the Boston area. Competition may be exacerbated by intensified restrictions on travel and social distancing during the COVID-19 pandemic and other future health crises. To the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information. We are limited in our ability to recruit global talent by U.S. immigration laws, including those related to H1-B visas. The demand for H-1B visas to fill highly-skilled IT and computer science jobs is greater than the number of H-1B visas available each year. In addition, the regulatory environment related to immigration under the current presidential administration may increase the likelihood that immigration laws may be modified to further limit the availability of H1-B visas. If a new or revised visa program is implemented, it may impact our ability to recruit, hire and retain qualified skilled personnel, which could adversely impact our business, operating results and financial condition.
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
We maintain a network of different types of partners, some of which create integrations with our products. For example, we partnered with Microsoft and Open-Xchange to offer Office 365 email and related productivity tools and Workspace Professional Email, respectively, to our customers. We also worked to make certain of our products interoperable with services such as Yelp, Google, Amazon, WhatsApp and Instagram. In addition, we provide payment options for customers' websites through providers such as PayPal, Stripe, Square and Mercado Libre. We have invested and will continue to invest in partner programs to provide new product offerings to our customers and help us attract additional customers. However, our relationships with our partners may not be as successful in generating new customers as we anticipate, which could adversely affect our ability to increase our total customers. Further, these programs could require substantial investment while providing no assurance of return or incremental revenue. We also rely on some of our partners to create integrations with third-party applications and platforms used by our customers, such as the email encryption service provided by ProofPoint, email backup and migration services provided by SkyKick and email archiving services provided by Barracuda. If our partners fail to create such integrations, or if they change the features of their applications or alter the terms governing use of their applications in an adverse manner, demand for our products could decrease, which would harm our business and operating results. If we are unable to maintain our contractual relationships with existing partners or establish new contractual relationships with potential partners, we may not be able to offer the products and related functionality our customers expect, and we may experience delays and increased costs in adding customers and may lose customers. Any ineffectiveness of our partner programs could materially adversely affect our business and results of operations. In addition, our partners may increase the fees they charge us or offer their services on terms that are less than favorable to us, including in connection with renewal negotiations. Such increased costs or less than favorable terms could result in increased costs to customers and potential loss of customers, which could have an adverse impact on our results of operations.
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

Our business is exposed to risks associated with credit card and other payment chargebacks, fraud and new payment methods.
A majority of our revenue is processed through credit cards and other online payments. If our refunds or chargebacks increase, our processors could require us to create reserves, increase fees or terminate their contracts with us, which would have an adverse effect on our financial condition. Our failure to limit fraudulent transactions conducted on our websites, such as the fraudulent sale of domains on our aftermarket platform using stolen account credentials and credit card numbers, could increase the number of refunds we have to process and could also subject us to liability and adversely impact our reputation. Under credit card association rules, penalties may be imposed at the discretion of the association for inadequate fraud protection. Any such potential penalties would be imposed on our credit card processor by the association. Under our contracts with our payment processors, we are required to reimburse them for such penalties. However, we face the risk that we may fail to maintain an adequate level of fraud protection and that one or more credit card associations or other processors may, at any time, assess penalties against us or terminate our ability to accept credit card payments or other form of online payments from customers, which would have a material adverse effect on our business, financial condition and operating results. In addition, as we expand our presence in offline commerce through the acquisition of Poynt, we face additional risks in payment processing due to merchant screening, hardware failures, hardware servicing and manufacturing costs, and risks associated with the interface of our hardware products with third-party mobile devices.
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
In addition, we could be liable if there is a breach of the payment information we store. Online commerce and communications depend on the secure transmission of confidential information over public networks. Additionally, as we expand our offline commercial offerings through the acquisition of Poynt, we face additional burdens in securing and transmitting payment information. We rely on encryption and authentication technology to authenticate and secure the transmission of confidential information, including cardholder information. However, we cannot ensure this technology will prevent breaches of the systems we use to protect cardholder information. Although we maintain network security insurance, we cannot be certain our coverage will be adequate for liabilities actually incurred or insurance will continue to be available to us on reasonable terms, or at all. In addition, some of our partners also collect or possess information about our customers, and we may be subject to litigation or our reputation may be harmed if our partners fail to protect our customers' information or if they use it in a manner inconsistent with our policies and practices. Data breaches can also occur as a result of non-technical issues. Under our contracts with our processors, if there is unauthorized access to, or disclosure of, credit card information we store, we could be liable to the credit card issuing banks for their cost of issuing new cards and related expenses.
Moreover, in the future we may explore accepting various forms of payment that may have higher fees and costs than our current payment methods. If our customers utilize alternative payment methods, our payment costs could increase and our operating results could be adversely impacted.
Financial Risks
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
•our ability to implement new financial and other administrative systems;
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
•costs and integration issues associated with our recent acquisitions of Over, Uniregistry's registrar and brokerage business, Neustar's registry business, SkyVerge and Poynt in 2020 and any other acquisitions we may make;
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
We had a net loss of $494 million in 2020 and net income of $138 million and $82 million in 2019 and 2018 respectively. While we have experienced revenue growth over these same periods, we may not be able to sustain or increase our growth or maintain profitability in the future or on a consistent basis, including as a result of the impact of the COVID-19 pandemic on customer demand for our products and our costs associated with modifying our operations, including moving all personnel to work remotely, in response to COVID-19. We have incurred substantial expenses and expended significant resources upfront to market, promote and sell our products. We also expect to continue to invest for future growth. In addition, we expect to continue to incur significant accounting, legal and other expenses as a public company. Furthermore, we have incurred in recent periods, and may incur in future periods, large expenses which are not recurring, but which nonetheless negatively impact our GAAP operating results.
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
In addition, because we have a substantial accumulated deficit, if we are unable to maintain profitability in future periods, we may be restricted under Delaware law in our ability to take certain corporate actions, including the payment of dividends or the repurchase of shares of our Class A common stock.
We may need additional equity, debt or other financing in the future, which we may not be able to obtain on acceptable terms, or at all, and any additional financing may result in restrictions on our operations or substantial dilution to our stockholders.
We may need to raise funds in the future, for example, to develop new technologies, expand our business, respond to competitive pressures, refinance our existing indebtedness and make acquisitions or other strategic arrangements. We may try to raise additional funds through public or private financings, strategic relationships or other arrangements, or by refinancing our existing indebtedness.
Our ability to obtain any financing will depend on a number of factors, including market conditions, our operating performance, investor interest and, in the case of debt financing, our debt levels, expected debt amortization, interest rates and our credit rating. Volatility in the credit markets, including due to the COVID-19 pandemic, may have an adverse effect on our ability to obtain debt financing. Our credit rating may also be affected by our liquidity, financial results, economic risk or other factors, which may increase the cost of future financings. Any additional funding may not be available to us on acceptable terms or at all. If financing is not available, we may be required to reduce expenditures, including curtailing our growth strategies, foregoing acquisitions or reducing our product development efforts. If we succeed in raising additional funds through the issuance of equity or equity-linked securities, then existing stockholders could experience substantial dilution. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences and privileges senior to those of the holders of our Class A common stock. In addition, any such issuance could subject us to restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital, respond to competitive pressures and pursue business opportunities, including potential acquisitions. Further, to the extent we incur additional indebtedness or such other obligations, the risks associated with our substantial leverage described elsewhere in this filing, including our possible inability to service our debt, would increase. Additionally, events and circumstances may occur that would cause us to not be able to satisfy applicable draw-down conditions and utilize our revolving line of credit. Although our credit agreements and the indenture governing our Senior Notes limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and may be amended with the consent of the requisite lenders or holders, as applicable. Accordingly, under certain circumstances, the amount of additional indebtedness that we may incur may be substantial.
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
Our principal asset, owned either directly or through our wholly owned subsidiary GD Subsidiary Inc., is a controlling equity interest in Desert Newco. As such, we have no independent means of generating revenue or cash flows. Desert Newco is treated as a partnership for U.S. income tax purposes and, as such, is generally not subject to income tax in most jurisdictions. Instead, Desert Newco's taxable income or loss is passed through to its members, including us. Accordingly, we incur income taxes on our allocable share of any net taxable income of Desert Newco.
In addition to tax expenses, we also incur expenses related to our operations. We intend to cause Desert Newco to make distributions or, in the case of certain expenses, payments in an amount sufficient to allow us to pay our taxes and operating expenses. However, Desert Newco's ability to make such distributions may be subject to various limitations and restrictions.
We are a holding company and rely on Desert Newco to provide us with funds necessary to meet any financial obligations. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations (as a result of Desert Newco's inability to make distributions to us due to various limitations and restrictions), we may have to borrow funds and thus our liquidity and financial condition could be materially and adversely affected.
Under the TRA Settlement Agreements, we will not be reimbursed for any payments made to our pre-IPO owners in the event any TRA-related tax benefits are later disallowed, or if sufficient profitability to utilize TRA-related tax savings is not achieved.
If the IRS challenges the tax basis or NOLs giving rise to payments under the TRAs, and the tax basis or NOLs are subsequently disallowed, the recipients of payments under those agreements will not reimburse us for any payments previously made to them under the TRA Settlement Agreements. Additionally, if we are unable to achieve sufficient profitability in future periods, we will be unable to fully utilize the anticipated tax savings. Any such disallowance of estimated future tax reductions or failure to achieve anticipated tax savings could have a substantial negative impact on our liquidity and limit our ability to invest further in our business, including our ability to pursue future acquisition opportunities and share repurchases.
Our substantial indebtedness could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business and our ability to react to changes in the economy or our industry, as well as divert our cash flow from operations for debt payments and prevent us from meeting our debt obligations.
Our substantial indebtedness, including our credit facility and the Senior Notes, could have a material adverse effect on our business and financial condition, including:
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

•making it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants, could result in a default accelerating our obligations to repay indebtedness;
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
•prepay, redeem or repurchase certain junior debt;
•make certain investments;
•incur certain liens;
•enter into transactions with affiliates;
•merge, consolidate or make certain other fundamental changes;
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
Holders of the Senior Notes can require us to repurchase the Senior Notes upon a change of control. Our ability to repurchase the Senior Notes may be limited by law or the terms of other agreements relating to our indebtedness. In addition, we may not have sufficient funds to repurchase the Senior Notes or have the ability to arrange necessary financing on acceptable terms, if at all. A change of control may also constitute a default under, or result in the acceleration of the maturity of, our other then-existing indebtedness, including our credit facility. Our failure to repurchase the Senior Notes would result in a default under the Senior Notes, which may result in the acceleration of the Senior Notes and other then-existing indebtedness, including our credit facility. We may not have sufficient funds to make any payments triggered by such acceleration, which could result in foreclosure proceedings and our seeking protection under the U.S. bankruptcy code.
Legal and Regulatory Risks
Governmental and regulatory policies or claims concerning the domain name registration system and the Internet in general, and industry reactions to those policies or claims, may cause instability in the industry and disrupt our business.
ICANN is a multi-stakeholder, private sector, not-for-profit corporation formed in 1998 for the express purposes of overseeing a number of Internet related tasks, including managing the DNS allocation of IP addresses, accreditation of domain name registrars and registries and the definition and coordination of policy development for all of these functions. We are accredited by ICANN as a domain name registrar and thus our ability to offer domain name registration products is subject to our ongoing relationship with, and accreditation by, ICANN. ICANN has been subject to strict scrutiny by the public and governments around the world, as well as multi-governmental organizations such as the United Nations, with many of those bodies becoming increasingly interested in Internet governance. If ICANN is not seen as adequately responsive to stakeholder concerns, governments around the world may decide to implement regulatory frameworks independent of ICANN, leading to a fragmentation of the domain name registration system, which could negatively affect our operations and financial results.

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
In 2013, ICANN significantly expanded the number of gTLDs, which resulted in the delegation of new gTLDs commencing in 2014, which we refer to as the Expansion Program. We and certain of our competitors have expended resources filing gTLD applications under the Expansion Program to pursue the acquisition of gTLD operator rights. For example, we secured the rights to become the registry for .godaddy, a gTLD. We expect to continue to pursue operator rights for new gTLDs as they are introduced, but we may be unsuccessful in securing such rights. The Expansion Program could substantially change the domain name industry in unexpected ways and is expected to result in an increase in the number of domains registered by our competitors.
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
Each registry typically imposes a fee in association with the registration of each domain name. For example, VeriSign, the registry for .com and .net, has a current list price of $7.85 annually for each .com registration, and ICANN currently charges $0.18 annually for most domain names registered in the gTLDs falling within its purview. In 2016, VeriSign and ICANN agreed VeriSign will continue to be the exclusive registry for the .com gTLD through November 2024. In 2018, Verisign and the U.S. Department of Commerce agreed to extend their Cooperative Agreement through 2024. As part of that extension, Verisign has the right to raise .com wholesale prices up to 7% (per registration year) each year starting in November 2020, subject to ICANN's approval. In March 2020, VeriSign and ICANN amended the .com registry agreement to allow fees to be increased to no more than $10.26 annually for each .com registration. In February 2021, Verisign announced that it will increase the annual registry-level wholesale fee for new and renewal .com domain name registrations to $8.39, effective September 1, 2021. If fees continue to increase, costs to our customers could be higher, which could have an adverse impact on our results of operations. We have no control over ICANN, VeriSign or other domain name registries and cannot predict their future fee structures.
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
We expect there will continue to be newly enacted and proposed laws and regulations as well as emerging industry standards concerning privacy, data protection and information security in the U.S., the E.U. and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Such laws, regulations, standards and other obligations could impair our ability to, or the manner in which we, collect or use information to target advertising to our customers, thereby having a negative impact on our ability to maintain and grow our total customers and increase revenue. For example, California recently enacted the CCPA that, among other things, requires covered companies to provide new disclosures to California consumers and afford such consumers new rights, including the right to opt-out of certain sales of personal information or opt-into certain financial incentive programs. The enforcement of the CCPA by the California Attorney General began on July 1, 2020. The CCPA has been amended on multiple occasions and is the subject of regulations of the California Attorney General finalized on August 14, 2020. We cannot fully predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Additionally, a new privacy law, the California Privacy Rights Act (CPRA), was approved by California voters in the November 3, 2020 election. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Future restrictions on the collection, use, sharing or disclosure of our users' data or additional requirements for express or implied consent of users for the use, disclosure or other processing of such information could increase our operating expenses, require us to modify our products, possibly in a material manner, or stop offering certain products, and could limit our ability to develop and implement new product features.
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
In addition, several foreign countries and governmental bodies, including the E.U., Brazil, and Canada, have laws and regulations concerning the collection and use of their residents' personal information, including payment card information, which are often more restrictive than those in the U.S. laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personal information, including payment card information identifying, or which may be used to identify, an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol (IP) addresses, device identifiers and other data. Although we are working to comply with those laws and regulations applicable to us, these and other obligations may be modified and interpreted in different ways by courts, and new laws and regulations may be enacted in the future. Within the EEA, the GDPR took full effect on May 25, 2018, becoming directly applicable across E.U. member states. The GDPR includes stringent operational requirements for processors and controllers of personal data, for companies established in the EEA and those outside the EEA that collect and use personal data (including payment card information) imposes significant penalties for non-compliance and has broader extra-territorial effect. As the GDPR is a regulation rather than a directive, it applies throughout the EEA, but permits member states to enact certain supplemental requirements if they so choose. Noncompliance with the GDPR can trigger fines of up to the greater of €20 million or 4% of global annual revenues. The U.K. exited the E.U. effective January 31, 2020. Brexit has created uncertainty with regard to the regulation of data protection in the U.K. The U.K. has implemented legislation substantially implementing the GDPR, and the European Commission and the United Kingdom government announced a E.U.-U.K. Trade and Cooperation Agreement on December 24, 2020, providing for a temporary free flow of personal data between the E.U. and the U.K. It remains to be seen how the U.K.'s withdrawal from the E.U. will impact the manner in which U.K data protection laws or regulations will develop and how data transfers to and from the U.K will be regulated and enforced by the U.K. Information Commissioner's Office, E.U. data protection authorities, or other regulatory bodies in the longer term. In addition, some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.
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
Although these statutes and case law in the U.S. have generally shielded us from liability for customer activities to date, court rulings in pending or future litigation or future regulatory or legislative amendments may narrow the scope of protection afforded us under these laws. For example, there have been, and continue to be, various Congressional and executive efforts to remove or restrict the scope of the protections available under Section 230 of the CDA; if those efforts are successful, our current protections from liability for third-party content in the United States could decrease or change, potentially resulting in increased liability for third-party content and higher litigation costs. Such amendments to Section 230 of the CDA could require significant changes to our products, business practices or operations. Stop Enabling Sex Traffickers Act (SESTA) and Allow States and Victims to Fight Online Sex Trafficking Act (FOSTA) may also limit the immunity previously available to us under the CDA, which could subject us to investigations or penalties if the activities of our customers are deemed illegal or inappropriate under applicable laws and regulations. Neither the DMCA nor the CDA generally apply to claims of trademark violations, and thus they may be inapplicable to many of the claims asserted against our company. Furthermore, notwithstanding the exculpatory language of these bodies of law, the activities of our customers have resulted in, and may in the future, result in threatened or actual litigation against us. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.
In addition, laws governing these activities are unsettled in many international jurisdictions and it may be difficult or impossible for us to comply with such laws. Also, other existing bodies of law, including the criminal laws of various states, may be deemed to apply or new statutes or regulations may be adopted in the future, any of which could expose us to further liability and increase our costs of doing business. In particular, legislative proposals in the E.U. could reduce or eliminate the safe harbor protection provided to us for certain activities of our customers.
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
In addition to intellectual property claims, we are also involved in other types of litigation and claims, including claims relating to commercial disputes, consumer protection and employment, such as harassment. For example, we have faced or continue to face claims related to the Fair Labor Standards Act, the Telephone Consumer Protection Act, the Americans with Disabilities Act and the Arizona Consumer Fraud Act (and similar federal, state and international consumer protection statutes, including the Brazil Consumer Protection Code). In particular, we recently settled three class action complaints alleging violations of the Telephone Consumer Protection Act. Plaintiffs in such current and future litigation matters often file such lawsuits on behalf of a putative or certified class and typically claim substantial statutory damages and attorneys' fees, and often seek changes to our products, features or business practices. As a result, although the results of any such current or future litigation, regardless of the underlying nature of the claims, cannot be predicted with certainty, the final outcome of any current or future claims or lawsuits we face could adversely affect our business, financial condition and results of operations. Any negative outcome from claims or litigation, including settlements, could result in payments of substantial monetary damages or fines, attorneys' fees or costly and significant and undesirable changes to our products, features, marketing efforts or business practices. As we expand our international operations, we have experienced an increase in litigation occurring outside of the United States, due in part to consumer-friendly laws and regulations in certain countries and legal systems with limited experience with claims related to the domain industry. Defending such litigation is costly and time consuming. The final outcome of such litigation may not be the same as similar litigation in the U.S., which may have an adverse effect on our business, financial condition and results of operations. Further, claims or litigation brought against our customers or business partners may subject us to indemnification obligations or obligations to refund fees to, and adversely affect our relationships with, our customers or business partners. Such indemnification or refund obligations or litigation judgments or settlements that result in the payment of substantial monetary damages, fines and attorneys' fees may not be sufficiently covered by our insurance policies if at all.
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
As of December 31, 2020, we had 314 issued patents in the U.S. covering various aspects of our product offerings. Additionally, as of December 31, 2020, we had 102 pending U.S. patent applications and intend to file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations or not to pursue patent protection in certain jurisdictions, and may choose to abandon patents that are no longer of strategic value to us, in each case even if those innovations have financial value to us. In addition, under the laws of certain jurisdictions, patents or others intellectual property may be unavailable or limited in scope. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative processes or litigation. In addition, issuance of a patent does not assure that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.
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
As of December 31, 2020, we had 661 registered trademarks in 58 countries; we have filed a trademark application for the new GoDaddy logo and mark and a word mark application for Open We Stand. We have also registered, or applied to register, the trademarks associated with several of our leading brands in the U.S. and in certain other countries, including for our new logo launched in January 2020, the "Go." Competitors and others may have adopted, and in the future may adopt, tag lines or service or product names similar to ours, which could impede our ability to build our brands' identities and possibly lead to confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered and common law trademarks or trademarks incorporating variations of the terms or designs of one or more of our trademarks and opposition filings made when we apply to register our trademarks.
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
Occasionally one of our customers may register a domain name identical, or similar, to a third party's trademark or the name of a living person. These occurrences have in the past and may in the future lead to our involvement in disputes over such domain names. Disputes involving registration or control of domain names are often resolved through the Uniform Domain Name Dispute Resolution Policy (the UDRP), ICANN's administrative process for domain name dispute resolution, or less frequently through litigation under the ACPA, or under general theories of trademark infringement or dilution. The UDRP generally does not impose liability on registrars, and the ACPA provides that registrars may not be held liable for registration or maintenance of a domain name absent a showing of the registrar's bad faith intent to profit from the trademark at issue. However, we may face liability if we act in bad faith or fail to comply in a timely manner with procedural requirements under these rules, including forfeiture of domain names in connection with UDRP actions. In addition, domain name registration disputes and compliance with the procedures under the ACPA and UDRP typically require at least limited involvement by us and, therefore, increase our cost of doing business. The volume of domain name registration disputes may increase in the future as the overall number of registered domain names increases. Moreover, as the owner or acquiror of domain name portfolios containing domains we provide for resale, we may face liability if one or more domain names in our portfolios, or our resellers' portfolios, are alleged to violate another party's trademark. While we screen the domains we acquire to mitigate the risk of third-party infringement claims, we, or our resellers, may inadvertently register or acquire domains that infringe or allegedly infringe third-party rights. If intellectual property laws diverge internationally or are interpreted inconsistently by local courts, we may be required to devote additional time and resources to enhancing our screening program in international markets. For example, we are involved in a large number of claims in India involving the registration of domain names that include trademarked strings of text. While these claims are individually and collectively immaterial, they may require additional time and resources to resolve, and as we expand internationally, we face additional intellectual property claims. Moreover, advertisements displayed on websites associated with domains registered by us may contain allegedly infringing content placed by third parties. We may face liability and increased costs as a result of such third-party infringement claims.

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
We face significant risks if we fail to comply with the U.S. Foreign Corrupt Practices Act of 1977, as amended (the FCPA), the U.K. Bribery Act 2010 (the U.K. Bribery Act), the U.S. Travel Act of 1961 and other anti-corruption and anti-bribery laws prohibiting companies and their employees and third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties and private-sector recipients for an illegal purpose.
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

Risks Related to Owning our Class A Common Stock
Our business could be negatively impacted as a result of shareholder activism.
In recent years, shareholder activists have become involved in numerous public companies. Shareholder activists frequently propose to involve themselves in the governance, strategic direction and operations of companies. Shareholder activists have become increasingly concerned with companies' efforts with respect to environmental, sustainability and governance standards. Shareholder activists may be more aggressive during economic downturns, including of the current global economic slowdown resulting from COVID-19. We may in the future become subject to such shareholder activism and demands. Such demands may disrupt our business and divert the attention of management and employees, and any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, be exploited by our competitors, cause concern to our current or potential customers and make it more difficult to attract and retain qualified personnel and business partners, all of which could negatively impact our business. Shareholder activism could result in substantial costs. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals of our business.
Some provisions of Delaware law and our amended and restated certificate of incorporation and amended and restated bylaws may deter third parties from acquiring us and diminish the value of our Class A common stock.
Our amended and restated certificate of incorporation and amended and restated bylaws provide for, among other things:
•a classified board of directors with staggered three-year terms;
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
Further, our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (iii) any action arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws, or (iv) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants. Our amended and restated bylaws provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action under the Securities Act of 1933, as amended, or the Securities Act.

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
Under certain circumstances, this provision will make it more difficult for a person who would be an interested stockholder to effect various business combinations with our company for a three-year period. This provision may encourage companies interested in acquiring us to negotiate in advance with our board of directors because the stockholder approval requirement would be avoided if our board of directors approves either the business combination or the transaction resulting in the stockholder becoming an interested stockholder. These provisions also may have the effect of preventing changes in our board of directors and may make it more difficult to accomplish transactions stockholders may otherwise deem to be in their best interests.
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
The trading price of our Class A common stock is likely to be highly volatile and these fluctuations could cause you to lose all or part of your investment in our common stock. Since shares of our Class A common stock were sold in our IPO in April 2015 at a price of $20.00 per share, the reported high and low sales prices of our Class A common stock have ranged from $21.04 to $93.75 per share through February 12, 2021. Factors that may cause the market price of our Class A common stock to fluctuate include:
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
In the past our board of directors have approved the repurchase of shares of our Class A common stock, which we have fully utilized as of April 2020. In May 2020, our board of directors approved the repurchase of up to an additional $500.0 million of our Class A common stock. Under this or any other future share repurchase programs, we may make share repurchases through a variety of methods, including open share market purchases, block transactions or privately negotiated transactions, in accordance with applicable federal securities laws. Future share repurchase programs may have no time limit, may not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
Generic Risks
The COVID-19 pandemic has had a material adverse impact on many of our customers and could harm our business and operating results.
In the first quarter of 2020, we cancelled all non-essential travel and closed our offices to comply with local "shelter-in-place" orders and moved substantially all of our personnel to work remotely. We expect that our personnel will continue to work remotely through the second quarter of 2021, subject to local conditions and "shelter-in-place" orders. Although we continue to monitor the situation and may adjust our current policies, these changes to how our personnel work have negatively affected, and may continue to negatively affect, their productivity and efficiency.
In addition, the COVID-19 pandemic has disrupted, and may continue to disrupt, the operations of our customers as a result of business shutdowns, decreased demand from their customers, travel restrictions, loss of employment and uncertainty in the financial markets, all of which have negatively impacted, and could continue to negatively impact, our business and operating results by reducing customer spending on our products and services, in particular for our higher-priced, do-it-for-you services. For example, in June 2020 we restructured our U.S. outbound sales and operations as a result of soft customer demand for higher-priced, do-it-for-you services such as GoDaddy Social, and reduced effectiveness of our U.S. outbound calling process. As global economic conditions recover from the COVID-19 pandemic, business activity may not recover as quickly as anticipated. Conditions will be subject to the effectiveness of government policies, vaccine administration rates and other factors that may not be foreseeable.
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
To the extent conditions in the domestic and global economy change, our business could be harmed as current and potential customers may reduce or postpone spending or choose not to purchase or renew subscriptions to our products which they may consider discretionary. For example, it is possible that business activity in the U.K. or the E.U. will be negatively affected by Brexit. If our customers face decreased consumer demand, increased regulatory burdens or more limited access to international markets, we may face a decline in the demand for our products and our operating results could be adversely impacted.

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
There is significant ongoing uncertainty with respect to potential legislation, regulation and government policy at the federal, state and local levels in the United States. Such uncertainty and any material changes in such legislation, regulation and government policy could significantly impact our business as well as the markets in which we compete. Specific legislative and regulatory proposals that might materially impact us include, but are not limited to, changes to liability rules for internet platforms, data privacy regulations, import and export regulations, income tax regulations and the U.S. federal tax code and public company reporting requirements, immigration policies and enforcement, healthcare law, minimum wage laws, climate and energy policies, foreign trade and relations with foreign governments, pandemic response and increased antitrust scrutiny in the tech industry. To the extent changes in the political environment have a negative impact on us or on our customers, our markets, our business, results of operation and financial condition could be materially and adversely impacted in the future.
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
The Sarbanes-Oxley Act requires us, among other things, to maintain effective disclosure controls and procedures and internal control over financial reporting. In 2019, we determined that our accounting related to certain performance-based awards (PSUs) was incorrect and management concluded this error represented a significant deficiency in our internal controls, which we remediated by the end of 2019. We have added steps to ensure future changes to equity plans are assessed and continue to develop and refine our disclosure controls and other procedures designed to ensure that information required to be disclosed by us in the reports we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We also continue to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate we will continue to expend, significant resources, including legal and accounting-related costs and significant management oversight.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
In our management's report for 2020, we determined our internal control over financial reporting is effective. In addition, our independent registered public accounting firm provided an unqualified attestation report to that effect. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404 of the Sarbanes-Oxley Act, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments, thereby causing investor perceptions to be adversely affected and potentially resulting in restatement of our financial statements for prior periods and a decline in the market price of our stock.
In addition, our current internal controls and any new controls we implement may become inadequate because of changes in conditions in our business or information technology systems or changes in the applicable laws, regulations and standards. We have also recently acquired, and may acquire in future, companies that were not previously subject to the Sarbanes-Oxley regulations and accordingly were not required to establish and maintain an internal control infrastructure meeting the standards promulgated under the Sarbanes-Oxley Act. Any failure to design or operate effective controls, any difficulties encountered in their implementation or improvement, or any failure to implement adequate internal controls for our acquired companies could harm our operating results or cause us to fail to meet our reporting obligations. Not correctly designing controls nor fully recognizing, understanding or testing the state of or changes in our internal control environment could also adversely affect the results of management evaluations and independent registered public accounting firm audits of our internal control over financial reporting, about which we are required to include in our periodic reports filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE in the future.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties.
Our corporate headquarters are located in Scottsdale, Arizona and consist of approximately 153,000 square feet of owned office space. We also own our offices in Hiawatha, Iowa, which consist of approximately 75,000 square feet used primarily for customer care and product development. We lease additional customer care centers and offices located throughout the U.S. as well as internationally, most significantly in Bulgaria, Germany, Romania, Serbia and the U.K.
We provide our cloud-based products via a network of data centers including (i) an approximately 320,000 square foot data center we own and operate in Phoenix, Arizona; (ii) co-located data centers located throughout the U.S., most significantly in California and Virginia; and (iii) co-located international data centers, most significantly in France, the Netherlands and Singapore. Our data center leases expire on various dates through 2033.
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
Item 3. Legal Proceedings
The information required by this item is provided in Note 12 to our financial statements and is incorporated herein by reference.
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
The following graph compares, for the five year period ending December 31, 2020, the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the Standard & Poor's 500 Index (the S&P 500), the Dow Jones Internet Composite Index and the NASDAQ Internet Index. In 2020, we began granting certain performance equity awards with vesting based on a relative total shareholder return calculation. Accordingly, we changed our peer index to the NASDAQ Internet Index to align with the index used for such grants and have included both the current and prior indices in the graph below. We plan to include only the NASDAQ Internet Index going forward. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index. The returns shown are based on historical results and are not intended to suggest future performance. See the disclosures in Part I, Item 1A. "Risk Factors."
Holders of Record
As of December 31, 2020, there were 7 holders of record of our Class A common stock, although we believe there are a significantly larger number of beneficial owners because many shares are held by brokers and other institutions on behalf of stockholders.
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

Our ability to pay dividends is limited by the covenants of our long-term debt agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." In addition, Desert Newco is generally prohibited under Delaware law from making a distribution to unit holders (including us) to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Desert Newco (with certain exceptions) exceed the fair value of its assets. Desert Newco's subsidiaries are generally subject to similar legal limitations on their ability to make distributions to Desert Newco.
Share Repurchases
Our board of directors has authorized the share repurchase programs described in Note 5 to our audited financial statements. There were no share repurchases during the three months ended December 31, 2020.
Item 6.     Selected Financial Data
This item is no longer required as we have elected to early adopt the changes to Item 301 of Regulation S-K contained in SEC Release No. 33-10890.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included in "Financial Statements and Supplementary Data." Some of the information contained in this discussion and analysis, including information with respect to our plans and strategies for our business, includes forward-looking statements involving significant risks and uncertainties. As a result of many factors, such as those set forth in "Risk Factors," actual results may differ materially from the results described in, or implied by, these forward-looking statements.
This section generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussion of 2018 items and comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K for the year ended December 31, 2019, and are incorporated by reference herein and considered part of this Form 10-K only to the extent referenced.
(Throughout this discussion and analysis, dollars are in millions, excluding ARPU, and shares are in thousands.)
COVID-19 Pandemic
As discussed in "Our Response to the COVID-19 Pandemic," we have implemented a variety of measures to attempt to minimize its impact on our business, including a restructuring announced in June 2020 to address the sustainability of our U.S. outbound sales and operations, which is further described in Note 13 to our financial statements. While the pandemic did not have a material impact on our 2020 results, the extent to which it may impact our future financial results and operations will depend on future developments. Such developments, which are highly uncertain and cannot be predicted, may include the emergence of new information concerning the severity of the outbreak and the domestic and international actions being taken to contain and treat it. Due to the speed with which the situation continues to evolve, we are currently unable to fully determine the extent of its impact on our business, but the impact could be material to any future period affected either directly or indirectly by this pandemic. We are actively monitoring the pandemic and the potential impacts it may have on our financial position, results of operations and cash flows in the future. See "Risk Factors" for additional information on the risks we may face associated with COVID-19.
Overview
We are the global market leader in domain registration. As of December 31, 2020, approximately 88% of our customers had purchased a domain from us and we had 82.7 million domains under management. Based on information reported in VeriSign's Domain Name Industry Brief, we had over 22% of the world's domains registered as of September 30, 2020.
We also offer hosting, presence and business applications products and services (products) enhancing our value proposition by enabling our customers to create, manage and syndicate their, or their customers', digital identities. These products are often purchased in conjunction with, or subsequent to, an initial domain registration. As we have grown, these products have become increasingly important parts of our business, constituting approximately 54% of total revenue in 2020.
Financial Highlights
Below are key financial highlights for 2020, with comparisons to 2019.
•Total revenue of $3,316.7 million, an increase of 11.0%, or approximately 11.4% on a constant currency basis(1).
•International revenue of $1,105.4 million, an increase of 9.6%, or approximately 10.9% on a constant currency basis(1).
•Total bookings(2) of $3,775.5 million, an increase of 11.0%, or approximately 11.6% on a constant currency basis(1).
•Net loss of $494.1 million, which includes a $674.7 million charge incurred in connection with the settlement of our obligations under the TRAs, as discussed in Note 16 to our financial statements.
•Net cash provided by operating activities of $764.6 million, an increase of 5.7%.
(1) Discussion of constant currency is set forth in "Quantitative and Qualitative Disclosures about Market Risk."
(2) A reconciliation of total bookings to total revenue, its most directly comparable GAAP financial measure, is set forth in "Reconciliation of Bookings" below.

Our Financial Model
We have developed a stable and predictable business model driven by efficient customer acquisition, high customer retention rates and increasing lifetime spend. We grew our total customers from 17.3 million as of December 31, 2017 to 20.6 million as of December 31, 2020, through a combination of our industry leading products built on a single cloud platform, brand advertising, direct marketing efforts, customer referrals, world-class customer care and acquisitions. In each of the five years ended December 31, 2020, our customer retention rate exceeded 85%, and in 2020, our retention rate for customers who had been with us for over three years was more than 93%. We believe the breadth and depth of our product offerings and the high quality and responsiveness of our customer care team build strong relationships with our customers and are key to our high level of customer retention.
We generate bookings and revenue from sales of product subscriptions, including domain products, hosting and presence products and business applications products. We offer our subscriptions on a variety of terms, which average approximately one year, but can range from monthly to multi-annual terms of up to ten years depending on the product. We monitor total bookings as we typically collect payment at the time of sale and recognize revenue ratably over the term of our customer contracts. Accordingly, we believe total bookings is an indicator of the expected growth in our revenue and is a supplemental measure of the operating performance of our business. See "Reconciliation of Bookings" below for a reconciliation of total bookings to total revenue.
Domains. We generated 46% of our 2020 total revenue from the sale of domain products, primarily from domain registrations and renewals, aftermarket domain sales and domain add-ons such as domain protection. Total revenue from domain products grew at a CAGR of 12.7% over the three years ended December 31, 2020.
Hosting and Presence. We generated 36% of our 2020 total revenue from the sale of hosting and presence products, primarily from a variety of website hosting products, website security products and website building products, which generally have higher margins than conventional domain registrations. Total revenue from hosting and presence products grew at a CAGR of 12.3% over the three years ended December 31, 2020.
Business Applications. We generated 18% of our 2020 total revenue from the sale of business applications products, primarily from third-party productivity applications, which generally also have higher margins than conventional domain registrations. Total revenue from business applications products grew at a CAGR of 22.5% over the three years ended December 31, 2020.
Revenue derived from each of our product categories has increased in each of the last three years, with many of our non-domains products growing faster in recent periods.
In each of the five years ended December 31, 2020, greater than 85% of our total revenue, excluding the impact of purchase accounting, was generated by customers who were also customers in the prior year. To track our growth and the stability of our customer base, we monitor, among other things, revenue, retention rates and average revenue per user (ARPU) generated by our annual customer cohorts over time, as well as corresponding marketing and advertising spend. We define an annual customer cohort to include each customer who first became a customer during a calendar year. For example, in 2014, we acquired 2.9 million gross customers, who we collectively refer to as our 2014 cohort, and spent $165 million in marketing and advertising expenses. By the end of 2020, the 2014 cohort had generated an aggregate of $1,472 million of total bookings and we expect this cohort will continue to generate bookings and revenue in the future. For the five years ended December 31, 2020, the average annual bookings retention rate of the 2014 cohort was approximately 94%. To calculate a cohort's bookings retention rate, we compare the number of active customers within a specific cohort as of the end of the current year to the number of customers that were in the cohort in the year of acquisition. Over this period, ARPU, excluding the impact of purchase accounting, for the 2014 cohort grew from $79 in 2015 to $181 in 2020, representing a CAGR of 18%. We selected the 2014 cohort for this analysis because we believe it is representative of the spending patterns and revenue impact of our other cohorts. We believe our cohort analysis is important to illustrate the long-term value of our customers.

Results of Operations
The following table sets forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2020		2019		2018
	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue
Revenue:
Domains	$1,515.1	45.7%	$1,351.6	45.2%	$1,220.3	45.9%
Hosting and presence	1,200.6	36.2%	1,126.5	37.7%	1,017.6	38.2%
Business applications	601.0	18.1%	510.0	17.1%	422.2	15.9%
Total revenue	3,316.7	100.0%	2,988.1	100.0%	2,660.1	100.0%
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	1,158.6	34.9%	1,026.8	34.3%	893.9	33.6%
Technology and development	560.4	16.9%	492.6	16.5%	434.0	16.3%
Marketing and advertising	438.5	13.2%	345.6	11.6%	291.4	11.0%
Customer care	316.9	9.6%	348.7	11.7%	323.1	12.1%
General and administrative	323.8	9.8%	362.1	12.1%	334.0	12.6%
Restructuring charges	43.6	1.3%	—	—%	—	—%
Depreciation and amortization	202.7	6.1%	209.7	7.0%	234.1	8.8%
Total costs and operating expenses	3,044.5	91.8%	2,785.5	93.2%	2,510.5	94.4%
Operating income	272.2	8.2%	202.6	6.8%	149.6	5.6%
Interest expense	(91.3)	(2.8)%	(92.1)	(3.1)%	(98.4)	(3.7)%
Loss on debt extinguishment	—	—%	(14.8)	(0.5)%	—	—%
Tax receivable agreements liability adjustment	(674.7)	(20.3)%	8.7	0.3%	14.9	0.6%
Other income (expense), net	(1.6)	—%	22.0	0.7%	6.9	0.3%
Income (loss) before income taxes	(495.4)	(14.9)%	126.4	4.2%	73.0	2.8%
Benefit for income taxes	1.3	—%	12.0	0.4%	9.0	0.3%
Net income (loss)	(494.1)	(14.9)%	138.4	4.6%	82.0	3.1%
Less: net income attributable to non-controlling interests	1.0	—%	1.4	—%	4.9	0.2%
Net income (loss) attributable to GoDaddy Inc.	$(495.1)	(14.9)%	$137.0	4.6%	$77.1	2.9%
Operating Metrics
In addition to our results determined in accordance with GAAP, we believe the following operating metrics are useful as supplements in evaluating our ongoing operational performance and help provide an enhanced understanding of our business:

	Year Ended December 31,
	2020	2019	2018
Total bookings	$3,775.5	$3,401.2	$3,011.5
Total customers at period end (in thousands)	20,646	19,274	18,518
Average revenue per user	$166	$158	$148

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
Total customers. We define a customer as an individual or entity, as of the end of a period, having an account with one or more paid product subscriptions. A single user may be counted as a customer more than once if they maintain paid subscriptions in multiple accounts. Total customers is one way we measure the scale of our business and is an important part of our ability to increase our revenue base.
Average revenue per user. We calculate ARPU as total revenue during the preceding 12 month period divided by the average of the number of total customers at the beginning and end of the period. ARPU provides insight into our ability to sell additional products to customers, though the impact to date has been muted due to our continued growth in total customers.
Reconciliation of Bookings
The following table reconciles total bookings to total revenue, its most directly comparable GAAP financial measure:

	Year Ended December 31,
	2020	2019	2018
Total revenue	$3,316.7	$2,988.1	$2,660.1
Change in deferred revenue(1)	210.5	180.5	163.2
Net refunds	247.3	233.4	192.6
Other	1.0	(0.8)	(4.4)
Total bookings	$3,775.5	$3,401.2	$3,011.5
_________________________________
(1) Change in deferred revenue also includes the impact of realized gains or losses from the hedging of bookings in foreign currencies.
Comparison of 2020 and 2019
Revenue
We generate substantially all of our revenue from sales of subscriptions, including domain registrations and renewals, hosting and presence products and business applications products. Our subscription terms average one year, but can range from monthly terms to multi-annual terms of up to ten years depending on the product. We generally collect the full amount of subscription fees at the time of sale, while revenue is recognized over the period in which the performance obligations are satisfied, which is generally over the contract term. Revenue is presented net of refunds, and we maintain a reserve to provide for refunds granted to customers.
Domains revenue primarily consists of revenue from the sale of domain registration subscriptions, aftermarket domain sales and domain add-ons such as domain protection. Domain registrations provide a customer with the exclusive use of a domain during the applicable contract term. After the contract term expires, unless renewed, the customer can no longer access the domain.
Hosting and presence revenue primarily consists of revenue from the sale of subscriptions for website hosting, website security and website building products.
Business applications revenue primarily consists of revenue from the sale of subscriptions for third-party productivity applications, email accounts, email marketing tools and telephony solutions.

The following table presents our revenue for the periods indicated:

	Year Ended December 31,			2020 to 2019		2019 to 2018
	2020	2019	2018	$ change	% change	$ change	% change
Domains	$1,515.1	$1,351.6	$1,220.3	$163.5	12%	$131.3	11%
Hosting and presence	1,200.6	1,126.5	1,017.6	74.1	7%	108.9	11%
Business applications	601.0	510.0	422.2	91.0	18%	87.8	21%
Total revenue	$3,316.7	$2,988.1	$2,660.1	$328.6	11%	$328.0	12%
The 11.0% increase in total revenue was driven by the 7.1% growth in total customers, the 5.1% growth in ARPU as well as incremental revenue from acquisitions completed in 2020. The increase in customers impacted each of our revenue lines, as the additional customers purchased subscriptions across our product portfolio. These increases were partially offset by the impact of adverse movements in foreign currency exchange rates.
Domains. The 12.1% increase in domains revenue was primarily driven by the increase in domains under management from 79.6 million as of December 31, 2019 to 82.7 million as of December 31, 2020, incremental revenue from acquisitions completed in 2020 and increased aftermarket domain sales and international growth. Domains under management in 2020 was impacted by: (i) approximately 0.8 million domains added from an acquisition and (ii) the expiration of approximately 1.0 million .uk domains for which we provided free initial registration to the owners of the associated third-level domains (e.g. .co.uk) following the 2017 launch of the .uk ccTLD.
Hosting and presence. The 6.6% increase in hosting and presence revenue was primarily driven by increased demand for our website building and website security products, partially offset by the adverse impact of lower demand for certain higher-priced subscriptions, such as GoDaddy Social, as a result of the economic disruption resulting from the COVID-19 pandemic.
Business applications. The 17.8% increase in business applications revenue was primarily driven by increased customer adoption of our productivity solutions as well as an increase in customers purchasing higher product tiers.
Bookings
The following table presents our total bookings for the periods indicated:

	Year Ended December 31,			2020 to 2019		2019 to 2018
	2020	2019	2018	$ change	% change	$ change	% change
Total bookings(1)	$3,775.5	$3,401.2	$3,011.5	$374.3	11%	$389.7	13%
_________________________________
(1) A reconciliation of total bookings to total revenue, its most directly comparable GAAP financial measure, is set forth in "Reconciliation of Bookings" above.
The 11.0% increase in total bookings was primarily driven by increases in total customers and domains under management, increased aftermarket domain sales, broadened customer adoption of non-domain products and acquisitions completed in 2020, partially offset by the negative impact the economic disruption resulting from the COVID-19 pandemic had on subscriptions for certain of our higher-priced services as well as the adverse impact of movements in foreign currency exchange rates.

Costs and Operating Expenses
Cost of revenue
Costs of revenue are the direct costs incurred in connection with selling an incremental product to our customers. Substantially all cost of revenue relates to domain registration fees, payment processing fees, third-party commissions and licensing fees for third-party productivity applications. Similar to our billing practices, we pay domain costs at the time of purchase for the life of each subscription, but recognize the costs of service ratably over the term of our customer contracts. The terms of registry pricing are established by agreements between registries and registrars, and can vary significantly depending on the top-level domain. We expect cost of revenue to increase in absolute dollars in future periods related to the expansion of our domains business, higher sales of third-party productivity applications and growth in our customer base. However, cost of revenue may fluctuate as a percentage of total revenue, depending on the mix of products sold in a particular period. Subsequent to our acquisition of the registry operations of Neustar in August 2020, we no longer incur domain registration fees on purchases of former Neustar TLDs.

	Year Ended December 31,			2020 to 2019		2019 to 2018
	2020	2019	2018	$ change	% change	$ change	% change
Cost of revenue	$1,158.6	$1,026.8	$893.9	$131.8	13%	$132.9	15%
The 12.8% increase in cost of revenue was primarily attributable to higher domain costs driven by increases in domains under management and aftermarket domain sales, increased software licensing fees resulting from higher sales of productivity solutions and increased payment processing fees resulting from our bookings growth.
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

	Year Ended December 31,			2020 to 2019		2019 to 2018
	2020	2019	2018	$ change	% change	$ change	% change
Technology and development	$560.4	$492.6	$434.0	$67.8	14%	$58.6	14%
As discussed in our 2019 Form 10-K, we recorded a $7.2 million reduction in equity-based compensation expense in 2019 to correct an error related to the accounting for certain PSUs in prior periods. Excluding this correction, technology and development expenses increased 12.1%, primarily as a result of increased personnel costs driven by higher average headcount associated with our continued investment in product development and increased technology costs associated with the growth of our business and our migration to a cloud-based infrastructure.
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

	Year Ended December 31,			2020 to 2019		2019 to 2018
	2020	2019	2018	$ change	% change	$ change	% change
Marketing and advertising	$438.5	$345.6	$291.4	$92.9	27%	$54.2	19%

The 26.9% increase in marketing and advertising expenses was primarily attributable to increased discretionary spending and personnel costs associated with additional marketing investments we made in 2020 to capture increased demand for certain of our products during the COVID-19 pandemic.
Customer care
Customer care expenses represent the costs to guide and service our customers, primarily consisting of personnel costs. We expect customer care expenses to fluctuate depending on the level of personnel required to support our business.

	Year Ended December 31,			2020 to 2019		2019 to 2018
	2020	2019	2018	$ change	% change	$ change	% change
Customer care	$316.9	$348.7	$323.1	$(31.8)	(9)%	$25.6	8%
The 9.1% decrease in customer care expenses was primarily due to the headcount reductions related to the restructuring plan implemented during the second quarter of 2020, as further discussed below, in conjunction with operating efficiencies gained as we scale our business and increase our use of alternative methods of customer interaction. We expect these expenses to remain lower in the short-term as a result of the headcount reductions associated with the restructuring.
General and administrative
General and administrative expenses primarily consist of personnel costs for our administrative functions, professional service fees, office rent for all locations, all employee travel expenses, acquisition-related expenses and other general costs. We expect general and administrative expenses to fluctuate depending on the level of personnel and other administrative costs required to support our business as well as the significance of any strategic acquisitions we choose to pursue.

	Year Ended December 31,			2020 to 2019		2019 to 2018
	2020	2019	2018	$ change	% change	$ change	% change
General and administrative	$323.8	$362.1	$334.0	$(38.3)	(11)%	$28.1	8%
General and administrative, adjusted for certain items described below	$333.8	$350.1	$334.0	$(16.3)	(5)%	$16.1	5%
The following items are included in general and administrative expenses in the periods indicated:
•As discussed in Note 12 to our financial statements, we recorded an $18.1 million legal settlement accrual in 2019. During 2020, we reduced the settlement accrual by an aggregate of $10.0 million.
•As discussed in our 2019 Form 10-K, we recorded a $6.1 million reduction in equity-based compensation expense in 2019 to correct an error related to the accounting for certain PSUs in prior periods.
Excluding the items described above, the 4.7% decrease in general and administrative expenses was primarily driven by lower travel and other general costs, partially offset by an increase in acquisition-related expenses.
Restructuring charges
The $43.6 million in restructuring charges in 2020 were incurred pursuant to a restructuring plan implemented in June 2020, as further discussed in Note 13 to our financial statements. We implemented the restructuring to address the sustainability of our U.S. outbound sales and operations, which faced challenges with respect to soft customer demand for certain higher-priced, do-it-for-you services such as GoDaddy Social. These challenges were exacerbated by the economic disruption resulting from the COVID-19 pandemic.
Restructuring charges included: (i) $14.6 million in severance and related benefits to be paid to, or on behalf of, the approximately 470 employees who were involuntarily terminated and the approximately 110 employees who voluntarily did not accept alternate roles with us, as well as professional fees incurred in connection with the restructuring; (ii) a $27.9 million impairment of operating lease assets associated with the closure of our leased offices in Austin, Texas; and (iii) $1.1 million of accelerated depreciation and operating lease assets amortization related to the office closures. We do not expect to incur any significant additional charges related to this restructuring.

Depreciation and amortization
Depreciation and amortization expenses consist of charges relating to the depreciation of the property and equipment used in our operations and the amortization of acquired intangible assets. These expenses may increase or decrease in absolute dollars in future periods depending on our future level of capital investments in hardware and other equipment as well as the significance of any future acquisitions.

	Year Ended December 31,			2020 to 2019		2019 to 2018
	2020	2019	2018	$ change	% change	$ change	% change
Depreciation and amortization	$202.7	$209.7	$234.1	$(7.0)	(3)%	$(24.4)	(10)%
The 3.3% decrease in depreciation and amortization expenses resulted from assets that became fully depreciated, partially offset by the impact of increased amortization expense related to acquisitions completed in 2020.
Interest expense

	Year Ended December 31,			2020 to 2019		2019 to 2018
	2020	2019	2018	$ change	% change	$ change	% change
Interest expense	$91.3	$92.1	$98.4	$(0.8)	(1)%	$(6.3)	(6)%
The 0.9% decrease in interest expense was driven by more favorable effective interest rates on our variable rate borrowings, partially offset by the issuance of additional long-term debt in August 2020.
Loss on debt extinguishment
In 2019, we recognized a loss on debt extinguishment of $14.8 million, primarily related to the $600.0 million partial prepayment of term loan borrowings with the proceeds of the issuance of the Senior Notes. See Note 9 to our financial statements for additional discussion.
Tax receivable agreements liability adjustment
In 2020, we recorded a $674.7 million charge as a result of the settlement of our obligations under the TRAs, as further described below and in Note 16 to our financial statements.
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
In general, we seek to deploy our capital in a prioritized manner focusing first on requirements for our operations, then on growth investments, and finally on equity holder returns. Our strategy is to deploy capital from any potential source, whether debt, equity or internally generated cash, depending on the adequacy and availability of the source of capital and which source may be used most efficiently and at the lowest cost at such time. Therefore, while cash from operations is our primary source of operating liquidity and we believe our internally-generated cash flows are sufficient to support our day-to-day operations, we may use a variety of capital sources to fund our needs for less predictable investment decisions such as strategic acquisitions and share repurchases.
We have incurred significant long-term debt to fund acquisitions and the settlement of the TRAs (as further discussed below) as well as for our working capital needs, and as a result, we are limited as to how we conduct our business and may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities, strategic acquisitions or share repurchases. However, the restrictions under our long-term debt agreements are subject to a number of qualifications and may be amended with the consent of the lenders and the holders of the Senior Notes, as applicable.

We believe our existing cash and cash equivalents and cash generated by operating activities will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. However, our future capital requirements will depend on many factors, including our growth rate, macroeconomic activity, the length and severity of business disruptions associated with the COVID-19 pandemic, the timing and extent of spending to support domestic and international development efforts, continued brand development and advertising spend, the level of customer care and general and administrative activities, the introduction of new and enhanced product offerings, the costs to support new and replacement capital equipment, the completion of strategic acquisitions or share repurchases and other factors. Some of the factors that may influence our operations are not within our control, such as general economic conditions and the length and severity of the ongoing COVID-19 pandemic. Although there is uncertainty related to the potential impact of COVID-19 on our future results, we believe our business model and the strength of our balance sheet have well positioned us to manage our business through this crisis. However, we will continue to monitor our liquidity position. Should we pursue additional strategic acquisitions or share repurchases, we may need to raise additional capital, which may be in the form of long-term debt or equity financings.
Credit Facility and Senior Notes
Our long-term debt obligations consist of the Credit Facility and the Senior Notes. In August 2020, we increased our borrowings under the Credit Facility through the issuance of an additional $750.0 million in term loans, which were used to partially fund the payments associated with the settlement of our obligations under the TRAs, as discussed below. See Note 9 to our financial statements for additional information regarding our long-term debt.
Our long-term debt agreements contain covenants restricting, among other things, our ability, or the ability of our subsidiaries, to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes including mergers and consolidations, sell assets, make restricted payments including dividends, distributions and investments, prepay junior indebtedness and engage in operations other than in connection with acting as a holding company, subject to customary exceptions. As of December 31, 2020, we were in compliance with all such covenants and had no amounts drawn on our revolving credit loan. We currently have no reason to believe we will be unable to satisfy these covenants; however, the economic disruption resulting from the COVID-19 pandemic has made it more difficult to forecast our future results.
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
Tax Receivable Agreements
As discussed in Note 16 to our financial statements, we entered into settlement and release agreements with respect to four of the TRAs and an amendment to the fifth TRA, pursuant to which settled all of our obligations under the TRAs in exchange for aggregate payments totaling $850.0 million, of which $849.8 million was paid during 2020. Upon payment, we were released from all obligations to the parties to the TRAs, including the holders of unexchanged LLC Units. The settlement payments were funded with a combination of cash and the proceeds from the issuance of the new term loans discussed above.
By entering into the TRA Settlement Agreements, we were able to achieve an attractive return by settling our obligations under the TRAs at a significant discount to the approximately $1.8 billion in estimated payments we would have potentially otherwise made under these agreements, assuming we are able to fully utilize the relevant acquired tax benefits.
Share Repurchase Programs
Our Board has authorized a $500.0 million share repurchase program, as described in Note 5 to our financial statements. During 2019 and 2020, we repurchased a total of 7,125 and 9,986 shares of our Class A common stock in the open market, respectively, pursuant to our previous share repurchase programs, for an aggregate purchase price of $458.6 million and $541.7 million, respectively, including commissions. As of December 31, 2020, we have $500.0 million remaining available under our current share repurchase program.

Acquisitions
See Note 3 to our financial statements for a discussion of cash payments made in connection with acquisitions completed in 2020.
In February 2021, we acquired Poynt Co. for $329.2 million in cash paid at closing and an additional $45.0 million in deferred cash payments subject to certain performance and employment conditions over the three years subsequent to the closing date. Poynt offers a suite of products allowing small businesses to sell and accept payments anywhere, including point-of-sale systems, payments, invoicing and transaction management.
Restructuring
As discussed in Note 13 to our financial statements, we implemented a restructuring plan in June 2020 to address the sustainability of our U.S. outbound sales and operations. Cash payments of $14.4 million related to the restructuring were made during 2020, and no material amounts remain as of December 31, 2020.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Net cash provided by operating activities	$764.6	$723.4	$559.8
Net cash used in investing activities	(482.3)	(135.3)	(254.8)
Net cash provided by (used in) financing activities	(581.7)	(456.9)	47.0
Effect of exchange rate changes on cash and cash equivalents	1.8	(0.8)	(2.3)
Net increase (decrease) in cash and cash equivalents	$(297.6)	$130.4	$349.7
Operating Activities
Our primary source of cash from operating activities has been cash collections from our customers. We expect cash inflows from operating activities to be primarily affected by increases in total bookings. Our primary uses of cash from operating activities have been for domain registration costs paid to registries, licensing fees related to third-party productivity solutions, personnel costs, discretionary marketing and advertising costs, technology and development costs and interest payments. We expect cash outflows from operating activities to be affected by the timing of payments we make to registries and increases in personnel and other operating costs as we continue to grow our business and increase our international presence.
Net cash provided by operating activities increased $41.2 million from $723.4 million in 2019 to $764.6 million in 2020, primarily driven by our bookings growth.
Investing Activities
Our investing activities primarily consist of strategic acquisitions and purchases of property and equipment to support the overall growth of our business. We expect our investing cash flows to be affected by the timing of payments we make for capital expenditures and the strategic acquisition or other growth opportunities we decide to pursue.
Net cash used in investing activities increased $347.0 million from $135.3 million in 2019 to $482.3 million in 2020, primarily due to a $384.4 million increase in spending for business acquisitions, partially offset by a $21.1 million decrease in capital expenditures and a $27.9 million increase in net inflows from short-term investments.
Financing Activities
Our financing activities primarily consist of long-term debt borrowings, the repayment of principal on long-term debt, stock option exercises and share repurchases.

Net cash used in financing activities increased $124.8 million from $456.9 million in 2019 to $581.7 million in 2020, primarily due to $849.8 million in TRA settlement payments in 2020 and an $83.1 million increase in share repurchases, partially offset by the receipt of $746.3 million in net proceeds from the issuance of new term loans and a $54.3 million decrease in acquisition contingent consideration payments.
Deferred Revenue
See Note 7 to our financial statements for details regarding the expected future recognition of deferred revenue.
Contractual Obligations
The following table summarizes our material contractual obligations and commitments as of December 31, 2020:

	Total Payments	Payments due by period
		1 year	2-3 years	4-5 years	5+ years
Long-term debt, including current maturities(1)	$3,153.6	$32.5	$65.0	$1,747.5	$1,308.6
Interest on long-term debt(2)	455.1	86.0	169.9	105.8	93.4
Operating leases(3)	253.6	50.8	63.2	50.2	89.4
Service agreements(4)	208.2	83.3	112.5	12.3	0.1
Total material contractual obligations	$4,070.5	$252.6	$410.6	$1,915.8	$1,491.5
_________________________________
(1) See Note 9 to our financial statements for information regarding the terms of our long-term debt agreements.
(2) Interest on long-term debt excludes both the amortization of deferred debt issuance costs and original issue discount and the expected benefits associated with our interest rate swap arrangements. Interest on our variable rate debt is calculated using the rate in effect at December 31, 2020.
(3) See Note 11 to our financial statements for information regarding our operating lease commitments. The amounts include the imputed interest component of our operating lease liabilities.
(4) See Note 12 to our financial statements for information regarding our service agreement commitments.
Off-Balance Sheet Arrangements
As of December 31, 2020 and 2019, we had no off-balance sheet arrangements that had, or which are reasonably likely to have, a material effect on our financial statements.
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
Revenue Recognition
We recognize revenue when control of the promised products is transferred to a customer, in an amount reflecting the consideration we expect to be entitled to in exchange for those products. Payments received in advance of our performance are recorded as deferred revenue. Revenue is recognized net of allowances for returns and transaction-based taxes collected.
We generally sell our products with a right of return, which we account for as variable consideration when estimating the amount of revenue to recognize. Refunds are estimated at contract inception using the expected value method based on historical refund experience and updated each reporting period as additional information becomes available. Our annual refund rate has ranged from 6.4% to 6.9% of total bookings from 2018 to 2020.

We may sell multiple products to customers at the same time. For example, we may design a customer website and separately offer other products such as hosting and a SSL certificate, or a customer may combine a domain registration with other products such as Websites + Marketing or email. Judgment may be required in determining whether products are considered distinct performance obligations that should be accounted for separately or as one combined performance obligation. The majority of our revenue arrangements consist of multiple performance obligations, with revenue recognized over the period in which each performance obligation is satisfied, which is generally over the contract term.
For arrangements with multiple performance obligations, we allocate revenue to each distinct performance obligation based on its relative stand-alone selling price (SSP). Our process for determining SSP requires judgment and considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each performance obligation. We determine SSP based on prices charged to customers for individual products, taking into consideration other factors, which may include (i) historical and expected discounting practices; (ii) the size, volume and term length of transactions; (iii) customer demographics; (iv) the geographic areas in which our products are sold; and (v) our overall go-to-market strategy.
We sell our products directly to customers and also through a network of resellers. In certain cases, we act as a reseller of products provided by others. The determination of gross or net revenue recognition is reviewed on a product-by-product basis and is dependent on whether we act as principal or agent in the transaction.
See Notes 2 and 7 to our financial statements for additional information regarding revenue recognition and deferred revenue.
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
Contingent consideration liabilities, which relate to future earn-out payments associated with our acquisitions, are generally valued using discounted cash flow valuation methods. Critical estimates used in valuing these liabilities include estimated operating results scenarios for the applicable performance periods, probability weightings assigned to operating results scenarios and discount rates.
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
Goodwill and Indefinite-Lived Intangible Assets
We make estimates, assumptions and judgments when valuing goodwill and other intangible assets in connection with the initial purchase price allocations of business combinations, as well as when evaluating the recoverability of our goodwill and other intangible assets on an ongoing basis. We assess our goodwill and indefinite-lived intangible assets for impairment at least annually during the fourth quarter. We will also perform an assessment at other times if and when events or changes in circumstances indicate the carrying value of these assets may not be recoverable.
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

Our qualitative analyses during 2020, 2019 and 2018 did not indicate any impairment. As of December 31, 2020, we believe such assets are recoverable; however, there can be no assurances these assets will not be impaired in future periods. Any future impairment charges could adversely impact our results of operations.
See Notes 2 and 4 to our financial statements for additional information regarding goodwill and indefinite-lived intangible assets.
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
See Notes 2 and 15 to our financial statements for additional information regarding income taxes and the considerations that could lead to a release of substantially all of the valuation allowance against our DTAs.
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
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts may fail to meet their contractual obligations. To mitigate such counterparty credit risk, we enter into contracts only with carefully selected financial institutions based upon ongoing evaluations of their creditworthiness. As a result, we do not believe we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of December 31, 2020.
The uncertainty related to the economic impact of the global COVID-19 pandemic has introduced significant volatility in the financial markets. We are actively monitoring this situation and its potential impacts on our business.
Foreign Currency Risk
We manage our exposure to changes in foreign currency exchange rates through the use of foreign exchange forward contracts and cross-currency swap contracts. See Note 10 to our financial statements for a summary of the notional amounts and fair values of such arrangements. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and cash equivalents.
Foreign Exchange Forward Contracts
A portion of our bookings, revenue and operating expenses is denominated in foreign currencies, which are subject to exchange rate fluctuations. Our most significant foreign currency exposures are the Euro, the British pound, the Indian Rupee and the Canadian dollar. Our reported bookings, revenues and operating results may be impacted by fluctuations in foreign currency exchange rates. Fluctuations in exchange rates may also cause us to recognize transaction gains and losses in our statements of operations; however, to date, such amounts have not been material. As our international operations continue to grow, our exposure to fluctuations in exchange rates will increase, which may increase the costs associated with this growth. During 2020, our total bookings growth in constant currency would have been approximately 60 basis points higher and our total revenue growth would have been approximately 40 basis points higher. Constant currency is calculated by translating bookings and revenue for each month in the current period using the foreign currency exchange rate for the corresponding month in the prior period, excluding any hedging gains or losses realized during the period.
From time-to-time, we may utilize foreign exchange forward contracts to manage the volatility of our bookings and revenue related to foreign currency transactions. These forward contracts reduce, but do not eliminate, the impact of adverse currency exchange rate fluctuations. We generally designate these forward contracts as cash flow hedges for accounting purposes. Changes in the intrinsic value of designated hedges are recorded as a component of accumulated other comprehensive income (loss) (AOCI). Gains and losses, once realized, are recorded as a component of AOCI and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. At December 31, 2020, the realized and unrealized losses included in AOCI related to designated hedges were $2.0 million and $15.7 million, respectively.
Cross-Currency Swap Contract
In order to manage variability due to movements in foreign currency exchange rates related to a Euro-denominated intercompany loan, we entered into a five-year cross-currency swap in April 2017. The cross-currency swap, which matures on April 3, 2022, had a notional amount of €1,196.7 million at December 31, 2020 and converts the fixed rate Euro-denominated interest and principal receipts on the intercompany loan into fixed U.S. dollar interest and principal receipts. The cross-currency swap, which is designated as a cash flow hedge and recognized as an asset or liability at fair value, effectively creates a fixed-rate U.S. dollar intercompany loan from a fixed rate Euro-denominated intercompany loan, thereby reducing our exposure to fluctuations between the Euro and U.S. dollar. Changes to the fair value of the cross-currency swap due to changes in the value of the U.S. dollar relative to the Euro would be largely offset by the net change in the fair values of the underlying hedged items.
Interest Rate Risk
Interest rate risk reflects our exposure to movements in interest rates associated with our variable-rate debt. See Note 9 to our financial statements for additional information regarding our long-term debt.
Total borrowings under our 2024 Term Loans were $1,807.4 million as of December 31, 2020. These borrowings bear interest at a rate equal to, at our option, either (a) LIBOR plus 1.75% per annum or (b) 0.75% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%.
Total borrowings under our 2027 Term Loans were $746.2 million as of December 31, 2020. These borrowings bear interest at a rate equal to, at our option, either (a) LIBOR plus 2.50% per annum or (b) 1.5% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0% .
All LIBOR-based interest rates under the Credit Facility are subject to a 0.0% floor on LIBOR.
In April 2017, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement to effectively convert a portion of the variable rate borrowings under the 2024 Term Loans to a fixed rate of 5.44%. This interest rate swap, the notional amount of which was $1,275.8 million at December 31, 2020, matures on April 3, 2022.
In August 2020, in conjunction with the issuance of the 2027 Term Loans, we entered into seven-year pay-fixed rate, receive-floating rate interest rate swap arrangements to effectively convert the variable one-month LIBOR interest rate on the 2027 Term Loans borrowings to a fixed rate of 0.705%. These interest rate swaps, which mature on August 10, 2027, had an aggregate notional amount of $746.2 million at December 31, 2020.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of GoDaddy Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of GoDaddy Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2021 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Business Combination – Valuation of Acquired Intangible Asset
Description of the Matter
As discussed in Note 3 of the consolidated financial statements, the Company completed the acquisition of the registry operations of Neustar Inc. in August 2020 for purchase consideration consisting of $217.2 million in cash and the settlement of $19.4 million in pre-existing contractual relationships. The Company accounted for this transaction as a business combination.

Auditing management's accounting for the acquisition was complex due to the significant estimation uncertainty in determining the fair value of the acquired indefinite-lived contractual-based asset totaling $67.0 million. The contractual-based intangible asset was valued using an income-based approach. The fair value determinations of the asset acquired required management to make estimates and significant assumptions regarding the future cash flows of the intangible asset, including revenue growth rates, earnings metrics, economic life, and discount rate. These significant assumptions were forward-looking and could be affected by future market and economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls that address the risks of material misstatement relating to valuation of the acquired intangible asset. For example, we tested controls over management's review of the valuation model for the acquired intangible asset, as well as the completeness and accuracy of the valuation inputs.

To test the estimated fair value of the intangible asset, our audit procedures included, among others, assessing the fair value methodology used by the Company and testing the significant assumptions and the underlying data used by the Company in its analyses. We involved firm valuation specialists to assist us in our evaluation of the Company's valuation model, related assumptions and outputs of the valuation model. We evaluated the methodology used by the Company and significant assumptions included in the fair value estimate.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2004.

Phoenix, Arizona
February 19, 2021

GoDaddy Inc.
Consolidated Balance Sheets
(In millions, except shares in thousands and per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$765.2	$1,062.8
Short-term investments	—	23.6
Accounts and other receivables	41.8	30.2
Registry deposits	31.1	27.2
Prepaid domain name registry fees	392.4	382.6
Prepaid expenses and other current assets	60.8	48.9
Total current assets	1,291.3	1,575.3
Property and equipment, net	257.3	258.6
Operating lease assets	142.0	196.6
Prepaid domain name registry fees, net of current portion	176.1	179.3
Goodwill	3,275.1	2,976.5
Intangible assets, net	1,255.1	1,097.7
Other assets	36.0	17.2
Total assets	$6,432.9	$6,301.2
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$51.0	$72.3
Accrued expenses and other current liabilities	527.4	366.0
Deferred revenue	1,711.3	1,544.4
Long-term debt	24.3	18.4
Payable pursuant to tax receivable agreements	0.2	—
Total current liabilities	2,314.2	2,001.1
Deferred revenue, net of current portion	725.1	654.4
Long-term debt, net of current portion	3,090.1	2,376.8
Operating lease liabilities, net of current portion	166.7	192.9
Payable pursuant to tax receivable agreements, net of current portion	—	175.3
Other long-term liabilities	56.6	17.7
Deferred tax liabilities	92.0	100.9
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.001 par value - 50,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value - 1,000,000 shares authorized; 169,157 and 172,867 shares issued and outstanding as of December 31, 2020 and 2019, respectively	0.2	0.2
Class B common stock, $0.001 par value - 500,000 shares authorized; 688 and 1,490 shares issued and outstanding as of December 31, 2020 and 2019, respectively	—	—
Additional paid-in capital	1,308.8	1,003.5
Accumulated deficit	(1,190.9)	(153.5)
Accumulated other comprehensive loss	(131.0)	(78.2)
Total stockholders' equity (deficit) attributable to GoDaddy Inc.	(12.9)	772.0
Non-controlling interests	1.1	10.1
Total stockholders' equity (deficit)	(11.8)	782.1
Total liabilities and stockholders' equity (deficit)	$6,432.9	$6,301.2

See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Operations
(In millions, except shares in thousands and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Domains	$1,515.1	$1,351.6	$1,220.3
Hosting and presence	1,200.6	1,126.5	1,017.6
Business applications	601.0	510.0	422.2
Total revenue	3,316.7	2,988.1	2,660.1
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	1,158.6	1,026.8	893.9
Technology and development	560.4	492.6	434.0
Marketing and advertising	438.5	345.6	291.4
Customer care	316.9	348.7	323.1
General and administrative	323.8	362.1	334.0
Restructuring charges	43.6	—	—
Depreciation and amortization	202.7	209.7	234.1
Total costs and operating expenses	3,044.5	2,785.5	2,510.5
Operating income	272.2	202.6	149.6
Interest expense	(91.3)	(92.1)	(98.4)
Loss on debt extinguishment	—	(14.8)	—
Tax receivable agreements liability adjustment	(674.7)	8.7	14.9
Other income (expense), net	(1.6)	22.0	6.9
Income (loss) before income taxes	(495.4)	126.4	73.0
Benefit for income taxes	1.3	12.0	9.0
Net income (loss)	(494.1)	138.4	82.0
Less: net income attributable to non-controlling interests	1.0	1.4	4.9
Net income (loss) attributable to GoDaddy Inc.	$(495.1)	$137.0	$77.1
Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock:
Basic	$(2.94)	$0.79	$0.50
Diluted	$(2.94)	$0.76	$0.45
Weighted-average shares of Class A common stock outstanding:
Basic	168,636	173,431	155,234
Diluted	168,636	181,721	181,353
___________________________
(1) Costs and operating expenses include equity-based compensation expense as follows:
Cost of revenue	$0.7	$0.4	$—
Technology and development	90.2	70.3	57.8
Marketing and advertising	21.7	15.4	10.3
Customer care	12.0	9.3	6.2
General and administrative	66.9	51.6	51.2
Total equity-based compensation expense	$191.5	$147.0	$125.5

See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(494.1)	$138.4	$82.0
Foreign exchange forward contracts gain (loss), net	(17.6)	(2.7)	8.9
Unrealized swap gain (loss), net (net of tax effect of $2.2 in 2020)	9.1	0.8	14.2
Change in foreign currency translation adjustment	(44.2)	37.7	(5.5)
Comprehensive income (loss)	(546.8)	174.2	99.6
Less: comprehensive income attributable to non-controlling interests	1.1	2.2	8.9
Comprehensive income (loss) attributable to GoDaddy Inc.	$(547.9)	$172.0	$90.7
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	132,993	$0.1	35,006	$—	$484.4	$87.7	$(85.7)	$60.0	$546.5
Net income	—	—	—	—	—	77.1	—	4.9	82.0
Equity-based compensation	—	—	—	—	125.5	—	—	—	125.5
Stock option and warrant exercises	4,782	0.1	—	—	76.3	—	—	(9.2)	67.2
Issuances of Class A common stock under employee stock purchase plan	469	—	—	—	21.9	—	—	—	21.9
Exchanges of LLC units	28,752	—	(28,752)	—	27.9	—	—	(27.9)	—
Tax receivable agreements liability arising from exchanges	—	—	—	—	(36.2)	—	—	—	(36.2)
Impact of derivatives, net	—	—	—	—	—	—	23.1	—	23.1
Change in foreign currency translation adjustment	—	—	—	—	—	—	(5.5)	—	(5.5)
Attribution of accumulated other comprehensive income (loss)	—	—	—	—	—	—	(4.0)	4.0	—
Vesting of restricted stock units and other	1,553	—	—	—	—	—	—	—	—
Balance at December 31, 2018	168,549	0.2	6,254	—	699.8	164.8	(72.1)	31.8	824.5
Net income	—	—	—	—	—	137.0	—	1.4	138.4
Equity-based compensation, including amounts capitalized	—	—	—	—	149.2	—	—	—	149.2
Repurchases of Class A common stock	(7,125)	—	—	—	—	(458.6)	—	—	(458.6)
Stock option exercises	3,976	—	—	—	74.9	—	—	(4.2)	70.7
Issuances of Class A common stock under employee stock purchase plan	508	—	—	—	28.5	—	—	—	28.5
Exchanges of LLC units	4,764	—	(4,764)	—	9.1	—	(2.6)	(6.5)	—
Tax receivable agreements liability arising from exchanges	—	—	—	—	(9.7)	—	—	—	(9.7)
Impact of derivatives, net	—	—	—	—	—	—	(1.9)	—	(1.9)
Change in foreign currency translation adjustment	—	—	—	—	—	—	37.7	—	37.7
Attribution of accumulated other comprehensive income (loss)	—	—	—	—	—	—	(0.8)	0.8	—
Vesting of restricted stock units and other	2,195	—	—	—	—	3.3	—	—	3.3
Adjustment to prior period non-controlling interests allocations	—	—	—	—	51.7	—	(38.5)	(13.2)	—
Balance at December 31, 2019	172,867	0.2	1,490	—	1,003.5	(153.5)	(78.2)	10.1	782.1

GoDaddy Inc.
Consolidated Statements of Stockholders' Equity (Deficit) (continued)
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Net income (loss)	—	—	—	—	—	(495.1)	—	1.0	(494.1)
Equity-based compensation, including amounts capitalized	—	—	—	—	193.9	—	—	—	193.9
Repurchases of Class A common stock	(9,986)	—	—	—	—	(541.7)	—	—	(541.7)
Stock option exercises	2,613	—	—	—	79.6	—	—	(1.9)	77.7
Issuances of Class A common stock under employee stock purchase plan	493	—	—	—	29.6	—	—	—	29.6
Exchanges of LLC units	802	—	(802)	—	2.2	—		(2.2)	—
Distributions to holders of LLC Units	—	—	—	—	—	—	—	(6.0)	(6.0)
Impact of derivatives, net	—	—	—	—	—	—	(8.5)	—	(8.5)
Change in foreign currency translation adjustment	—	—	—	—	—	—	(44.2)	—	(44.2)
Attribution of accumulated other comprehensive income (loss)	—	—	—	—	—	—	(0.1)	0.1	—
Vesting of restricted stock units and other	2,368	—	—	—	—	(0.6)	—	—	(0.6)
Balance at December 31, 2020	169,157	$0.2	688	$—	$1,308.8	$(1,190.9)	$(131.0)	$1.1	$(11.8)
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net income (loss)	$(494.1)	$138.4	$82.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	202.7	209.7	234.1
Equity-based compensation	191.5	147.0	125.5
Non-cash restructuring charges	29.0	—	—
Loss on debt extinguishment	—	14.8	—
Tax receivable agreements liability adjustment	674.7	(8.7)	(14.9)
Other	32.7	32.7	(11.4)
Changes in operating assets and liabilities, net of amounts acquired:
Registry deposits	(2.7)	1.1	6.2
Prepaid domain name registry fees	(17.5)	(15.1)	(15.9)
Accounts payable	(20.5)	13.6	(3.4)
Accrued expenses and other current liabilities	22.3	40.4	14.9
Deferred revenue	215.6	179.5	158.0
Other operating assets and liabilities	(69.1)	(30.0)	(15.3)
Net cash provided by operating activities	764.6	723.4	559.8
Investing activities
Purchases of short-term investments	—	(64.1)	(24.8)
Maturities of short-term investments	23.7	59.9	18.5
Business acquisitions, net of cash acquired	(424.7)	(40.3)	(147.2)
Purchases of intangible assets	(15.0)	(4.7)	(9.3)
Purchases of property and equipment	(66.5)	(87.6)	(87.7)
Other investing activities, net	0.2	1.5	(4.3)
Net cash used in investing activities	(482.3)	(135.3)	(254.8)
Financing activities
Proceeds received from:
Issuance of term loans	746.3	—	—
Issuance of Senior Notes	—	600.0	—
Stock option exercises	77.7	70.7	67.2
Issuance of Class A common stock under employee stock purchase plan	29.6	28.5	21.9
Payments made for:
Settlement of tax receivable agreements	(849.8)	—	—
Repurchases of Class A common stock	(541.7)	(458.6)	—
Repayment of term loans	(28.7)	(625.0)	(25.0)
Financing-related costs	(6.4)	(13.2)	—
Contingent consideration for business acquisitions	(0.5)	(54.8)	(10.4)
Other financing obligations	(8.2)	(4.5)	(6.7)
Net cash provided by (used in) financing activities	(581.7)	(456.9)	47.0
Effect of exchange rate changes on cash and cash equivalents	1.8	(0.8)	(2.3)
Net increase (decrease) in cash and cash equivalents	(297.6)	130.4	349.7
Cash and cash equivalents, beginning of period	1,062.8	932.4	582.7
Cash and cash equivalents, end of period	$765.2	$1,062.8	$932.4

GoDaddy, Inc.
Consolidated Statements of Cash Flows (continued)
(In millions)

	Year Ended December 31,
	2020	2019	2018
Cash paid during the period for:
Interest on long-term debt, net of swap benefit	$80.5	$80.3	$84.1
Income taxes, net of refunds received	$16.2	$6.1	$22.8
Amounts included in the measurement of operating lease liabilities	$53.0	$50.0	$—
Supplemental disclosure of non-cash transactions:
Operating lease assets obtained in exchange for operating lease obligations	$21.0	$126.3	$—
Acquisition date fair value of contingent consideration	$—	$—	$45.6
Accrued purchases of property and equipment at period end	$3.0	$7.4	$21.9
Landlord paid tenant improvements included in purchases of property and equipment	$0.5	$11.2	$4.1

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
Organization
We are the sole managing member of Desert Newco, LLC and its subsidiaries (Desert Newco), and as a result, we consolidate its financial results and report non-controlling interests representing the economic interests held by other members. The calculation of non-controlling interests excludes any net income attributable directly to GoDaddy Inc. We owned more than 99% of Desert Newco's limited liability company units (LLC Units) as of December 31, 2020.
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
•the estimated reserve for refunds;
•the fair value of assets acquired and liabilities assumed in business acquisitions;
•the assessment of recoverability of long-lived assets;
•the estimated useful lives of intangible and depreciable assets;
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
Segment
As of December 31, 2020, our chief operating decision maker function was comprised of our Chief Executive Officer who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance for the entire company. Accordingly, we have a single operating and reportable segment.

2.    Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents includes cash on hand, other highly liquid investments with a remaining maturity of 90 days or less at the date of acquisition and receivables related to third-party payment processor transactions normally received within 72 hours. Amounts receivable for payment processor transactions totaled $24.5 million and $25.4 million at December 31, 2020 and 2019, respectively.
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
Property and Equipment
Property and equipment is stated at cost. Depreciation is recorded over the estimated useful lives of the applicable assets using the straight-line method beginning on the date an asset is placed in service. We regularly evaluate the estimated useful lives to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation.
Property and equipment consisted of the following:

	Estimated Useful Lives	December 31,
		2020	2019
Computer equipment	3 years	$464.1	$434.8
Software	3-5 years	64.8	55.9
Land	Indefinite	9.0	9.0
Buildings, including improvements	5-40 years	146.6	145.5
Leasehold improvements	Lesser of useful life or remaining lease term	98.2	99.4
Other	1-20 years	27.0	25.7
Total property and equipment		809.7	770.3
Less: accumulated depreciation and amortization		(552.4)	(511.7)
Property and equipment, net		$257.3	$258.6
Depreciation and amortization expense related to property and equipment was $73.4 million, $86.5 million and $97.4 million during 2020, 2019 and 2018, respectively.

Capitalized Internal-Use Software Costs
Costs incurred to develop software for internal-use during the application development phase are capitalized and amortized over such software's estimated useful life. Costs related to the design or maintenance of internal-use software are included in technology and development expenses as incurred. We capitalized $9.9 million and $13.4 million of such costs to property and equipment during 2020 and 2019, respectively.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. Indefinite-lived intangible assets consist of the GoDaddy trade names and branding, our domain portfolio and certain contractual-based assets. Goodwill and indefinite-lived intangible assets are not amortized to earnings, but are assessed for impairment at least annually. As individual domains are sold, our indefinite-lived domain portfolio intangible asset is reduced by the allocated carrying cost of each domain, which is included in cost of revenue.
Goodwill in our single reportable segment is assessed for impairment annually during the fourth quarter of each year. We also perform an assessment at other times if events or changes in circumstances indicate the carrying value may not be recoverable. If, based on qualitative analysis, we determine it is more-likely-than-not the fair value of our reporting unit is less than its carrying amount, a quantitative impairment test is performed. Our qualitative analysis did not indicate impairment of our goodwill during any of the periods presented.
Our indefinite-lived trade names and branding, domain portfolio and contractual-based assets are reviewed for impairment annually during the fourth quarter of each year. We also perform assessments at other times if events or changes in circumstances indicate the carrying amounts of these assets may not be fully recoverable. Any identified impairment losses are treated as permanent reductions in the carrying amounts of the assets. Our qualitative analysis did not indicate impairment of our indefinite-lived assets during any of the periods presented.
Long-Lived and Finite-Lived Intangible Assets
Finite-lived intangible assets are amortized over the following estimated useful lives:

Customer relationships	2-9 years
Developed technology	3-7 years
Trade names and other	1-10 years
Our finite-lived intangible assets are primarily amortized on a straight-line basis. We annually evaluate the estimated remaining useful lives of our intangible assets to determine whether events or changes in circumstances warrant a revision to the remaining period of amortization.
Long-lived and finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term undiscounted cash flows the asset is expected to generate is less than its carrying amount. Any write-downs are treated as permanent reductions in the carrying amount of the respective asset. Our analysis did not indicate impairment during any of the periods presented.
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
We utilize a variety of derivative instruments, all of which are designated as cash flow hedges. We expect each derivative instrument qualifying for hedge accounting will be highly effective at reducing the risk associated with the exposure being hedged. For each derivative instrument designated as a hedge, we formally document the related risk management strategy and objective, including identification of the hedging instrument, the hedged item and the risk of exposure, as well as how hedge effectiveness will be assessed prospectively and retrospectively over the instrument's term. To assess effectiveness of our swap instruments, we use regression analysis performed utilizing the Hypothetical Derivative Method to compare the change in fair value of the derivative instrument designated as the hedging instrument to the change in the fair value of a similarly modeled hypothetical derivative using the same discount rate. Following our initial quantitative assessment, we may perform subsequent assessments on a qualitative basis unless facts and circumstances change such that we can no longer qualitatively assert that our hedges are highly effective.
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
Leases
We lease office and data center space in various locations. We determine whether a contract contains a lease at contract inception. We have lease agreements with lease and non-lease components and have elected to account for such components as a single lease component. This election is made by class of underlying asset and was elected for our leases of office space, data center space and server equipment. We initially recognize and measure contracts containing a lease and determine lease classification at commencement. Right-of-use (ROU) assets and operating lease liabilities are measured based on the estimated present value of lease payments over the lease term. In determining the present value of lease payments, we use our estimated incremental borrowing rate when the rate implicit in the lease cannot be readily determined. The estimated incremental borrowing rate is based upon information available at lease commencement including publicly available data for debt instruments. The lease term includes periods covered by options to extend when it is reasonably certain we will exercise such options as well as periods subsequent to an option to terminate the lease if it is reasonably certain we will not exercise the termination option. Operating lease costs are recognized on a straight-line basis over the lease term while finance leases result in a front-loaded expense pattern. Variable lease costs are recognized as incurred. On our balance sheets, assets and liabilities associated with operating leases are included within operating lease assets, accrued expenses and other current liabilities and operating lease liabilities. Assets and liabilities associated with finance leases are included in property and equipment, net, accrued expenses and other current liabilities and other long-term liabilities.
Prior to January 1, 2019, rent expense under operating leases was recognized on a straight-line basis over the lease term taking into consideration rent abatements, scheduled rent increases and any lease incentives.
Foreign Currency
Our functional and reporting currency is the U.S. dollar. Assets denominated in foreign currencies are remeasured into United States (U.S.) dollars at period-end exchange rates. Foreign currency-based revenue and expense transactions are measured at transaction date exchange rates. Foreign currency remeasurement gains and losses are recorded in other income (expense), net and were $(12.3) million, $(7.1) million and $(10.4) million during 2020, 2019 and 2018, respectively.
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
Our revenue is categorized and disaggregated as reflected in our statements of operations, as follows:
Domains. Domains revenue primarily consists of domain registrations and renewals, aftermarket domain sales, domain add-ons such as domain protection and fee surcharges paid to ICANN. Consideration is recorded as deferred revenue when received, which is typically at the time of sale, and revenue, other than for aftermarket domain sales, is recognized ratably over the period in which the performance obligations are satisfied, which is generally over the contract term. Aftermarket domain revenue is recognized at the time when ownership of the domain is transferred to the buyer.
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
Principal versus Agent Considerations
We sell our products directly to customers and also through a network of resellers. In certain cases, we act as a reseller of products provided by others. The determination of gross or net revenue recognition is reviewed on a product-by-product basis and is dependent on our determination as to whether we act as principal or agent in the transaction. Revenue associated with sales through our network of resellers, for certain aftermarket domain sales and for third-party offerings is generally recorded on a gross basis as we have determined that we control the product before transferring it to our end customers.
Assets Recognized from Contract Costs
Commissions paid to our resellers represent an incremental cost of obtaining a contract with a customer. We capitalize and amortize such amounts to cost of revenue consistent with the pattern of transfer of the product to which the asset relates. Amounts capitalized and amortized were not material during any of the periods presented.
Fees paid to various registries at the inception of a domain registration or renewal represent costs to fulfill a contract. We capitalize and amortize these prepaid domain name registry fees to cost of revenue consistent with the pattern of transfer of the product to which the asset relates. Amortization expense of such asset was $644.6 million, $614.7 million and $597.1 million during 2020, 2019 and 2018, respectively.
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
Advertising costs are expensed either as incurred, at the time a commercial initially airs or when a promotion first appears in the media. Advertising expenses were $329.6 million, $260.0 million and $231.1 million during 2020, 2019 and 2018, respectively. Prepaid advertising, which is included within prepaid expenses and other current assets, was $9.3 million and $6.3 million at December 31, 2020 and 2019, respectively.

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
Equity-Based Compensation
We have granted stock options at exercise prices equal to the fair market value of our Class A common stock on the grant date. We have granted both options and restricted stock units (RSUs) vesting solely upon the continued service of the recipient as well as performance-based awards (PSUs) with vesting based on either (i) our achievement of specified financial targets or (ii) our relative total stockholder return (TSR) as compared to a selected index of public internet companies. We recognize the accounting grant date fair value of equity-based awards as compensation expense over the required service period of each award, taking into account the probability of our achievement of associated performance targets.
We apply the straight-line attribution method to recognize equity-based compensation expense associated with awards not subject to graded vesting. For awards subject to graded vesting, we recognize expense separately for each vesting tranche. We regularly estimate when and if PSUs will be earned and record expense over the estimated service period only for awards considered probable of being earned. Any previously recognized expense is reversed in the period in which an award is determined to no longer be probable of being earned.
On the settlement date of each three-year performance period associated with our TSR-based PSU grants, and only if a participant remains a Service Provider (as defined in the 2015 Equity Incentive Plan) on such date, a participant will receive shares of our Class A common stock ranging from 0% to 200% of the originally granted PSUs based on our relative TSR as compared to the companies within the selected index. Vesting of the PSUs is subject to the TSR market condition as well as approval of the performance by our board of directors following the end of each performance period.
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
We utilize an estimated forfeiture rate in our equity-based compensation expense calculations, which is based on an analysis of historical data. The cumulative effect of any changes to the forfeiture rate is recognized in the period in which the estimate is changed.
Key assumptions used in the determination of fair value for stock options are as follows:
Expected term. Because of the lack of sufficient historical data, we use the simple average of the vesting period and the contractual term to estimate the period the stock options are expected to be outstanding.
Expected volatility. We determine the expected stock price volatility based on the historical volatility of our Class A common stock and the historical volatilities of an industry peer group.
Expected dividend yield. We do not use a dividend rate due to our expectation of not paying dividends in the foreseeable future.
Risk-free interest rate. We base the risk-free interest rate on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the option on the grant date.

The fair value of stock options granted was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019	2018
Expected term (in years)	6.0	6.1	6.1
Expected volatility	32.3%	31.2%	31.5%
Risk-free interest rate	0.9%	2.2%	2.7%
We estimate the grant-date fair value of the TSR-based PSUs using a Monte Carlo simulation which requires assumptions for expected volatility, risk-free rate of return and dividend yield. Expected volatilities for GoDaddy and the companies within the index are derived using historical volatilities over a period equal to the length of the performance period. We base the risk-free rate of return on the yield of a zero-coupon U.S. Treasury bond with a maturity equal to the performance period, and assume a 0% dividend rate. Equity-based compensation expense for these PSUs is recognized over the requisite service period, regardless of whether the TSR market condition is satisfied.
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
We hold certain assets required to be measured at fair value on a recurring basis. These may include reverse repurchase agreements, commercial paper or other securities, which are classified as either cash and cash equivalents or short-term investments. We classify these assets within Level 1 or Level 2 because we use either quoted market prices or alternative pricing sources utilizing market observable inputs to determine their fair value. In addition, Level 2 assets and liabilities include derivative financial instruments associated with hedging activity, as further discussed in Note 10. Derivative financial instruments are measured at fair value on the contract date and are subsequently remeasured each reporting period using inputs such as spot rates, discount rates and forward rates. There are not active markets for the hedge contracts themselves; however, the inputs used to calculate the fair value of the instruments are tied to active markets.

The following tables set forth assets and liabilities measured at fair value on a recurring basis:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$98.0	$—	$—	$98.0
Total assets measured and recorded at fair value	$98.0	$—	$—	$98.0
Liabilities:
Derivative liabilities	$—	$216.4	$—	$216.4
Total liabilities measured and recorded at fair value	$—	$216.4	$—	$216.4

	December 31, 2019
Assets:	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Reverse repurchase agreements(1)	$—	$70.0	$—	$70.0
Commercial paper	—	102.0	—	102.0
Money market funds	444.0	—	—	444.0
Short-term investments:
Commercial paper and other	0.7	22.9	—	23.6
Total assets measured and recorded at fair value	$444.7	$194.9	$—	$639.6
Liabilities:
Derivative liabilities	$—	$93.8	$—	$93.8
Total liabilities measured and recorded at fair value	$—	$93.8	$—	$93.8
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

In order to reduce the risk of downtime of the products we provide, we have established data centers in various geographic regions. We have internal procedures to restore products in the event of a service disruption or disaster at any of our data center facilities. We serve our customers and users from data center facilities operated either by us or third parties, which are most significantly located in Arizona, California, Virginia, France, the Netherlands and Singapore. Even with these procedures for disaster recovery in place, the availability of our products could be significantly interrupted during the implementation of restoration procedures.
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (FASB) issued new guidance requiring all expected credit losses for financial instruments held at the reporting date to be measured based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial instruments measured at amortized cost and also applies to some off-balance sheet credit exposures. Our adoption of this guidance on a modified retrospective basis on January 1, 2020 did not have a material impact as credit losses have not been, and are not expected to be, significant based on historical collection trends, the financial condition of payment partners and external market factors.
In August 2018, the FASB issued new guidance to modify or eliminate certain fair value disclosures and require additional disclosures for Level 3 measurements. Our adoption of this guidance on January 1, 2020 did not have a material impact.
In August 2018, the FASB issued new guidance aligning the accounting for implementation costs incurred in cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted this guidance on a prospective basis on January 1, 2020. Amounts capitalized have not been material.
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
In March 2020, the FASB issued guidance providing temporary optional expedients and exceptions to ease the financial reporting burden of the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The guidance is applicable to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met and to other derivative instruments if there is a change in the interest rate used for discounting, margining and contract price alignment. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We continue to evaluate our contractual arrangements and hedging relationships that reference LIBOR.
3.    Business Acquisitions
2020 Acquisitions
In August 2020, we completed the acquisition of the registry operations of Neustar Inc. for total purchase consideration consisting of $217.2 million in cash, of which $1.3 million will be paid in 2021, and the settlement of $19.4 million in pre-existing contractual relationships related to prepaid domain name registry fees. This acquisition was completed to expand our domains offerings and capabilities on an established registry technology platform.
During 2020, we completed three other acquisitions for aggregate purchase consideration of $219.2 million in cash, of which $10.2 million is payable in future periods upon expiration of the respective contractual holdback periods.
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

The following table summarizes the estimated acquisition date fair values of the aggregate assets acquired and liabilities assumed:

Total purchase consideration	$455.8
Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	4.5
Domain portfolio indefinite-lived intangible assets	88.5
Contractual-based indefinite-lived intangible assets	67.0
Finite-lived intangible assets	96.2
Deferred revenue	(17.1)
Other assets and liabilities, net	(20.6)
Total assets acquired, net of liabilities assumed	218.5
Goodwill	$237.3
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
2018 Acquisition of Main Street Hub
In July 2018, we completed the acquisition of Main Street Hub, a social media and reputation management company, for total purchase consideration of $182.0 million, including contingent earn-out payments of up to a maximum of $50.0 million subject to the achievement of certain revenue and operational milestones. The acquisition was completed to further our professional services strategy for our customers. The contingent consideration was recorded at an estimated acquisition date fair value of $43.4 million. The acquisition was not material to our results of operations.
The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, with the excess recorded to goodwill. The recognition of goodwill, none of which is deductible for income tax purposes, was made based on the strategic and synergistic benefits we expect to realize from the acquisition.
The following table summarizes the final estimated acquisition date fair values of the assets acquired and liabilities assumed:

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
Other Acquisition-Related Payments
During 2020, 2019 and 2018, we made $6.8 million, $88.0 million and $21.7 million of aggregate holdback and contingent consideration payments related to business acquisitions, respectively.

4.    Goodwill and Intangible Assets
The following table summarizes changes in our goodwill balance:

Balance at December 31, 2018	$2,948.0
Goodwill related to 2019 acquisitions	20.9
Impact of foreign currency translation	7.6
Balance at December 31, 2019	2,976.5
Goodwill related to 2020 acquisitions	237.3
Impact of foreign currency translation	61.3
Balance at December 31, 2020	$3,275.1

Intangible assets, net are summarized as follows:

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	250.3	n/a	250.3
Contractual-based assets	67.0	n/a	67.0
Finite-lived intangible assets:
Customer-related	857.0	$(534.7)	322.3
Developed technology	188.1	(90.7)	97.4
Trade names and other	106.9	(33.8)	73.1
	$1,914.3	$(659.2)	$1,255.1

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	148.1	n/a	148.1
Finite-lived intangible assets:
Customer-related	838.4	$(475.6)	362.8
Developed technology	151.5	(67.3)	84.2
Trade names and other	81.4	(23.8)	57.6
	$1,664.4	$(566.7)	$1,097.7
In December 2020, we completed the purchase of a domain portfolio for $17.0 million in cash, of which $2.0 million will be paid in 2021.
Amortization expense was $127.1 million, $119.5 million and $136.7 million during 2020, 2019 and 2018, respectively. As of December 31, 2020, the weighted-average remaining amortization period for amortizable intangible assets was 62 months for customer-related intangible assets, 39 months for developed technology and 79 months for trade names and other, and was 60 months in total.

Based on the balance of finite-lived intangible assets at December 31, 2020, expected future amortization expense is as follows:

Year Ending December 31:
2021	$111.5
2022	108.3
2023	89.4
2024	76.3
2025	72.4
Thereafter	34.9
$492.8

5.    Stockholders' Equity
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
We are required to, at all times, maintain (i) a one-to-one ratio between the number of shares of Class A common stock outstanding and the number of LLC Units held by us and (ii) a one-to-one ratio between the number of shares of Class B common stock outstanding and the number of LLC Units held by Desert Newco's other owners. Shares of Class B common stock are transferable only together with an equal number of LLC Units if we, at the election of an owner, exchange LLC Units for shares of Class A common stock.
Share Repurchase Programs
Our Board has approved certain share repurchase programs allowing us to purchase shares of our Class A common stock from time to time in open market purchases, block transactions and privately negotiated transactions, in accordance with applicable federal securities laws. The programs have no time limits, do not obligate us to make any repurchases and may be modified, suspended or terminated by us at any time without prior notice. The amount and timing of repurchases are subject to a variety of factors including liquidity, share price, market conditions and legal requirements. Repurchased shares are immediately retired and returned to an unissued status. We have elected to record the excess of the repurchase price over par value as a charge to retained earnings (accumulated deficit).
As of December 31, 2020, we had the following approved share repurchase programs:

Board Approval Date	Total Authorized Amount(1) ($)	Authorized Amount Remaining ($)
May 2020	500.0	500.0
October 2019	500.0	—
November 2018	500.0	—
_________________________________
(1) The authorized amounts exclude commissions applicable to any repurchases.

Pursuant to these programs, we made the following open market repurchases of our Class A common stock:

Year Ended December 31,	Number of Shares Repurchased (#)	Aggregate Purchase Price(1) ($)
2020	9,986	541.7
2019	7,125	458.6
2018	—	—
_________________________________
(1) The aggregate purchase price includes commissions paid in connection with the repurchases.
6.    Equity-Based Compensation Plans
Equity Plans
On March 31, 2015, we adopted the 2015 Equity Incentive Plan (the 2015 Plan). On January 1, 2020, an additional 6,794 shares of our Class A common stock were reserved for issuance under the automatic increase provisions of the 2015 Plan, and as of December 31, 2020, 27,340 shares were available for issuance as future awards under the plan.
On March 31, 2015, we adopted the 2015 Employee Stock Purchase Plan (the ESPP). On January 1, 2020, an additional 1,000 shares of our Class A common stock were reserved for issuance under the automatic increase provisions of the ESPP, and as of December 31, 2020, 4,081 shares were available for issuance under the plan.
Equity Plan Activity
The following table summarizes stock option activity:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Grant- Date Fair Value ($)	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2017	13,460		18.63
Granted	1,208	22.19	61.49
Exercised	(4,779)		14.08		246.4
Forfeited	(362)		34.05
Outstanding at December 31, 2018	9,527		25.77
Granted	1,401	24.91	71.74
Exercised	(3,976)		17.78		213.8
Forfeited	(648)		54.43
Outstanding at December 31, 2019	6,304		38.08
Granted	154	22.33	68.05
Exercised	(2,613)		29.71		121.0
Forfeited	(417)		62.82
Outstanding at December 31, 2020	3,428		42.79	6.0	137.6
Vested at December 31, 2020	2,458		33.90	5.2	120.6

The following table summarizes stock award activity:

Number of Shares of Class A Common Stock (#)
Outstanding at December 31, 2017(1)	4,199
Granted	3,152
Vested	(1,545)
Forfeited	(450)
Outstanding at December 31, 2018(1)	5,356
Granted	3,057
Vested	(2,187)
Forfeited	(986)
Outstanding at December 31, 2019(1)	5,240
Granted	4,157
Vested	(2,368)
Forfeited	(896)
Outstanding at December 31, 2020	6,133
_________________________________
(1) Includes financial-based PSUs for which performance targets have not yet been established, and which are not yet considered granted for accounting purposes. The balance of outstanding awards is comprised of the following:

	Number of Shares of Class A Common Stock (#)	Weighted Average Fair Value Per Share ($)
RSUs	3,952	53.77
Financial-based PSUs granted for accounting purposes	505	63.18
Financial-based PSUs not yet granted for accounting purposes	899	N/A
Outstanding at December 31, 2018	5,356

RSUs	4,247	65.12
Financial-based PSUs granted for accounting purposes	401	73.28
Financial-based PSUs not yet granted for accounting purposes	592	N/A
Outstanding at December 31, 2019	5,240

RSUs	5,356	70.54
TSR-based RSUs	349	106.14
Financial-based PSUs granted for accounting purposes	223	66.97
Financial-based PSUs not yet granted for accounting purposes	205	N/A
Outstanding at December 31, 2020	6,133
At December 31, 2020, total unrecognized compensation expense related to non-vested options and awards was $17.0 million and $284.2 million, respectively, with expected remaining weighted-average recognition periods of approximately 2.1 years and 2.5 years, respectively. Such amounts exclude PSUs not yet considered granted for accounting purposes.
2019 Error Correction
During 2019, we reversed $15.6 million of equity-based compensation expense as we determined that we had previously recognized such expense related to certain PSUs prior to the establishment of a grant date for accounting purposes. We determined the amounts related to the prior periods were immaterial considering both quantitative and qualitative factors.

7.    Deferred Revenue
Deferred revenue consisted of the following:

	December 31,
	2020	2019
Current:
Domains	$810.7	$752.7
Hosting and presence	574.8	526.7
Business applications	325.8	265.0
	$1,711.3	$1,544.4
Noncurrent:
Domains	$410.4	$382.2
Hosting and presence	218.1	187.2
Business applications	96.6	85.0
	$725.1	$654.4
The increase in the deferred revenue balance is primarily driven by payments received in advance of satisfying our performance obligations, offset by $1,734.5 million of revenue recognized during 2020 that was included in the deferred revenue balance as of December 31, 2019. The deferred revenue balance as of December 31, 2020 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied, and is expected to be recognized as revenue as follows:

	2021	2022	2023	2024	2025	Thereafter	Total
Domains	$810.7	$218.1	$84.2	$46.5	$25.5	$36.1	$1,221.1
Hosting and presence	574.8	141.6	40.3	15.5	6.1	14.6	792.9
Business applications	325.8	68.8	21.1	3.7	1.5	1.5	422.4
	$1,711.3	$428.5	$145.6	$65.7	$33.1	$52.2	$2,436.4

8.    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2020	2019
Derivative liabilities	$216.4	$93.8
Accrued payroll and employee benefits	114.8	117.0
Current portion of operating lease liabilities	41.5	39.5
Tax-related accruals	38.4	30.7
Accrued marketing and advertising	29.9	14.7
Accrued legal and professional	24.4	28.7
Accrued acquisition-related expenses and acquisition consideration payable	9.4	8.3
Other	52.6	33.3
	$527.4	$366.0

9.    Long-Term Debt
Long-term debt consisted of the following:

		December 31,
	Maturity Date	2020	2019
2024 Term Loans (effective interest rate of 2.8% at December 31, 2020 and 4.7% at December 31, 2019)	February 15, 2024	$1,807.4	$1,832.3
2027 Term Loans (effective interest rate of 3.0% at December 31, 2020)	August 10, 2027	746.2	—
Senior Notes (effective interest rate of 5.4% at December 31, 2020 and December 31, 2019)	December 1, 2027	600.0	600.0
Revolver	February 15, 2024	—	—
Total		3,153.6	2,432.3
Less: unamortized original issue discount on long-term debt(1)		(13.5)	(13.2)
Less: unamortized debt issuance costs(1)		(25.7)	(23.9)
Less: current portion of long-term debt		(24.3)	(18.4)
		$3,090.1	$2,376.8
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
As further described below, in June 2019 we issued 5.25% unsecured senior notes (the Senior Notes) in an aggregate principal amount of $600.0 million, the proceeds of which were used to prepay $600.0 million of the outstanding principal balance of the 2024 Term Loans. The partial prepayment was made in accordance with the contractual terms of the Credit Facility and the terms of the remaining Term Loans were not modified. As such, the prepayment was considered a partial extinguishment and we wrote off a proportionate amount of the unamortized debt issuance costs and original issue discount, recognizing a $14.5 million loss on debt extinguishment.
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
In October 2019, we refinanced the 2024 Term Loans to lower the interest rate margins by 0.25%. The refinanced loans were issued at a 0.125% discount at original issue, with no changes made to the maturity date or any other terms of the loans. Fees incurred in connection with the refinancing were not material.
In August 2020, we amended the Credit Facility to allow for the issuance of the 2027 Term Loans in an aggregate principal amount of $750.0 million. The 2027 Term Loans were issued at a 0.5% discount on the face of the note at original issue for net proceeds of $746.3 million, which were used to partially fund the payments associated with the settlement of our obligations under certain tax receivable agreements (TRAs), as discussed in Note 16. In conjunction with the issuance of these loans, we recognized an additional $6.5 million in debt issuance costs.
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
Principal payments comprising 0.25% of the initial principal balances of the term loans are due quarterly. In addition to paying interest on the outstanding principal under the term loans, we are required to pay a commitment fee ranging from 0.125% to 0.375% per annum for any unutilized commitments under the Revolver, with the applicable fee determined based on our first lien secured leverage ratio.
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
At December 31, 2020, we had $600.0 million available for borrowing under the Revolver and were not in violation of any covenants of the Credit Facility.
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
At December 31, 2020, we were not in violation of any covenants of the Senior Notes.
Fair Value
The estimated fair values of the 2024 Term Loans, 2027 Term Loans and the Senior Notes were $1,804.0 million, $750.4 million and $633.8 million, respectively, at December 31, 2020 based on observable market prices for these loans, which are traded in less active markets and therefore classified as Level 2 fair value measurements.
Future Debt Maturities
Aggregate principal payments, exclusive of any unamortized original issue discount and debt issuance costs, due on long-term debt as of December 31, 2020 are as follows:

Year Ending December 31:
2021	$32.5
2022	32.5
2023	32.5
2024	1,740.0
2025	7.5
Thereafter	1,308.6
$3,153.6

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
We utilize a variety of derivative instruments, all of which are designated as cash flow hedges, including:
•foreign exchange forward contracts to hedge certain forecasted sales transactions denominated in foreign currency;
•a cross-currency swap arrangement used to manage variability due to movements in foreign currency exchange rates related to a Euro-denominated intercompany loan; and
•pay-fixed rate, receive-floating rate interest rate swap arrangements to effectively convert portions of our variable-rate debt to fixed.

The following table summarizes our outstanding derivative instruments on a gross basis:

	Notional Amount		Fair Value of Derivative Assets(2)		Fair Value of Derivative Liabilities(2)
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Derivative Instrument:
Level 2:
Foreign exchange forward contracts	$276.2	$138.9	$—	$—	$15.8	$3.3
Cross-currency swap(1)	1,461.9	1,355.8	—	—	167.2	64.1
Interest rate swaps	2,022.0	1,289.0	2.0	—	33.4	26.4
Total hedges	$3,760.1	$2,783.7	$2.0	$—	$216.4	$93.8
_________________________________
(1) The notional values of the cross-currency swap have been translated from Euros to U.S. dollars at the foreign currency rates in effect at December 31, 2020 and 2019 of approximately 1.22 and 1.12, respectively.
(2) In our balance sheets, all derivative assets are recorded within prepaid expenses and other current assets and all derivative liabilities are recorded within accrued expenses and other current liabilities.
The following table summarizes the effect of our designated cash flow hedging derivative instruments on AOCI:

	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss)
	Year Ended December 31,
	2020	2019	2018
Derivative Instrument:
Foreign exchange forward contracts(1)	$(17.6)	$(2.7)	$8.9
Cross-currency swap	16.2	25.8	(3.5)
Interest rate swaps	(4.9)	(25.0)	17.7
Total hedges	$(6.3)	$(1.9)	$23.1
_________________________________
(1) Amounts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.
The following table summarizes the locations and amounts of gains (losses) recognized within earnings related to our cash flow hedging relationships:

	Year Ended December 31,
	2020			2019			2018
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Foreign exchange forward contracts:
Reclassified from AOCI into income	$2.7	$—	$—	$3.2	$—	$—	$(2.1)	$—	$—
Cross-currency swap:
Reclassified from AOCI into income (1)	—	28.9	(120.4)	—	30.1	28.1	—	28.3	65.9
Interest rate swaps:
Reclassified from AOCI into income	—	(25.6)	—	—	(2.6)	—	—	(6.5)	—
Total hedges	$2.7	$3.3	$(120.4)	$3.2	$27.5	$28.1	$(2.1)	$21.8	$65.9
_________________________________
(1) The amounts reflected in other income (expense), net include $119.3 million, $(28.7) million and $(67.3) million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by the cross-currency swap during 2020, 2019 and 2018, respectively.

As of December 31, 2020, we estimate that approximately $9.8 million of net deferred losses related to our cash flow hedges will be recognized in earnings over the next 12 months. No amounts were excluded from our effectiveness testing during any of the periods presented.
Risk Management Strategies
Foreign Exchange Forward Contracts
From time-to-time, we may enter into foreign exchange forward contracts with financial institutions to hedge certain forecasted sales transactions denominated in foreign currency. We designate these forward contracts as cash flow hedges, which are recognized as either assets or liabilities at fair value. At December 31, 2020, all such contracts had maturities of 18 months or less.
Cross-Currency Swap Contract
In April 2017, in order to manage variability due to movements in foreign currency rates related to a Euro-denominated intercompany loan, we entered into a five-year cross-currency swap arrangement. The cross-currency swap, which matures on April 3, 2022, had an amortizing notional amount of €1,243.3 million at inception (approximately $1,325.4 million). It converts the 3.00% fixed rate Euro-denominated interest and principal receipts on the intercompany loan into fixed U.S. dollar interest and principal receipts at a rate of 5.44%. Pursuant to the contract, the Euro notional value will be exchanged for the U.S. dollar notional value at maturity. The cross-currency swap has been designated as a cash flow hedge. Accordingly, it is recognized as an asset or liability at fair value and the unrealized gains and losses on the contract are included in gain (loss) on swaps and foreign currency hedging, net within AOCI. Gains and losses are reclassified to interest income or expense over the period the hedged loan affects earnings. As such, amounts recorded in other comprehensive income (loss) (OCI) will be recognized in earnings within or against interest expense when the hedged interest payment is accrued each month. In addition, an amount is reclassified from AOCI to other income (expense), net each reporting period, to offset the earnings impact of the hedged instrument.
Interest Rate Swap Contracts
In April 2017, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement to effectively convert a portion of the variable-rate debt to fixed. This arrangement, which matures on April 3, 2022, had an amortizing notional amount of $1,325.4 million at inception and swaps the variable interest rate on our LIBOR-based borrowings for a fixed rate of 5.44%.
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
The objective of these arrangements, which are designated as cash flow hedges and recognized as assets or liabilities at fair value, is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged. The unrealized gains and losses on the contracts are included in gain (loss) on swaps and foreign currency hedging, net within AOCI, and will be recognized in earnings within or against interest expense when the hedged interest payments are accrued each month.

11.     Leases
Our operating leases primarily consist of office and data center space expiring at various dates through November 2036. Certain leases include options to renew or terminate at our discretion. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of December 31, 2020, operating leases have a remaining weighted average lease term of 7.9 years and our operating lease liabilities were measured using a weighted average discount rate of 5.0%. Finance leases are immaterial.
The components of operating lease expense were as follows:

	Year Ended December 31,
	2020	2019
Operating lease costs	$53.2	$55.6
Variable lease costs	9.2	8.8
Sublease income	(3.0)	(3.0)
Net lease costs	$59.4	$61.4
Total rent expense related to operating leases was $38.3 million during 2018.
We recognized an impairment of our operating lease assets during 2020, as discussed in Note 13.
Maturities of operating lease liabilities as of December 31, 2020 were as follows:

Year Ending December 31:
2021	$50.8
2022	36.4
2023	26.8
2024	26.7
2025	23.5
Thereafter	89.4
Total lease payments	253.6
Less: imputed interest	(45.4)
$208.2

12.    Commitments and Contingencies
Service Agreements
We have entered into long-term agreements with certain vendors to provide for software and equipment maintenance, specified levels of bandwidth and other services. Under these arrangements, we are required to make periodic payments. Future minimum obligations under these non-cancelable agreements with initial terms in excess of one year at December 31, 2020 are as follows:

Year Ending December 31:
2021	$83.3
2022	74.5
2023	38.0
2024	11.7
2025	0.6
Thereafter	0.1
$208.2

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
On June 13, 2019, we entered into an agreement in principle to settle the class action complaint, Jason Bennett v. GoDaddy.com (Case No. 2:16-cv-03908-DLR) (D. Ariz.), filed on June 20, 2016. The complaint alleges violation of the Telephone Consumer Protection Act of 1991 (the TCPA). On September 23, 2019, the parties fully executed a written settlement agreement. On December 16, 2019, we amended the settlement agreement to include two additional putative class action cases, which also alleged violations of the TCPA: John Herrick v. GoDaddy.com, LLC (Case No. 2:16-cv-00254 (D. Ariz.), appeal pending 18-16048 (9th Cir.)) and Susan Drazen v. GoDaddy.com, LLC (Case No 19-cv-00563) (S.D. Ala.). In 2019, we recorded an $18.1 million charge to general and administrative expense, representing our original estimated loss provision for this settlement.
Under the terms of the final settlement agreement, we made available a total of up to $35.0 million to pay: (i) class members, at their election, either a cash settlement or a credit to be used for future purchases of products from us; (ii) an incentive payment to the class representatives; (iii) notice and administration costs in connection with the settlement; and (iv) attorneys' fees to legal counsel representing the class.
On April 22, 2020, the parties filed statements in response to a request from the S.D. Ala. Court (the Court) to refine the class definition, resulting in a reduction in the total number of class members from the original estimated class. Accordingly, we recorded a $2.9 million reduction of our estimated loss provision to general and administrative expense during the three months ended March 31, 2020.
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
On September 1, 2020, the Court issued an amended order reducing the attorneys' fees to be paid to legal counsel representing the class. Additionally, the actual number of claims made by class members through the October 7, 2020 deadline was lower than our original estimates. Based primarily on these two factors, we recorded a $4.8 million reduction of our estimated loss provision to general and administrative expense during the three months ended September 30, 2020.
On December 23, 2020, the Court issued a final judgment and order approving the class settlement, which further reduced the attorneys' fees to be paid to legal counsel representing the class and denied plaintiffs' request for an incentive payment. Additionally, the actual notice and administration costs associated with the settlement were lower than originally estimated. On January 19, 2021, a single objector to the settlement filed a notice of appeal to the 11th Circuit Court of Appeals. As a result of these developments, we recorded a $2.3 million reduction to general and administrative expense during the three months ended December 31, 2020, lowering our estimated loss provision for this settlement to $8.1 million at December 31, 2020. The timing of the payments to be made under the final settlement agreement is pending resolution of the appeal.
We have denied and continue to deny the allegations in the complaint. Nothing in the final settlement agreement shall be deemed to assign or reflect any admission of fault, wrongdoing or liability, or of the appropriateness of a class action in such litigation. We received a full release from the settlement class (other than from those class members who timely elected to opt out of the settlement) concerning the claims asserted, or that could have been asserted, with respect to the claims released in the final settlement agreement. Our legal fees associated with this matter have been recorded to general and administrative expense as incurred and were not material.

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
Indemnifications
In the normal course of business, we have made indemnities under which we may be required to make payments in relation to certain transactions, including to our directors and officers to the maximum extent permitted under applicable state laws and indemnifications related to certain lease agreements. In addition, certain advertiser and reseller partner agreements contain indemnification provisions, which are generally consistent with those prevalent in the industry. We have not incurred material obligations under indemnification provisions historically, and do not expect to incur material obligations in the future. Accordingly, we have not recorded any liabilities related to such indemnities as of December 31, 2020 and 2019.
We include service level commitments to our customers guaranteeing certain levels of uptime reliability and performance for our hosting and premium DNS products. These guarantees permit those customers to receive credits in the event we fail to meet those levels, with exceptions for certain service interruptions including but not limited to periodic maintenance. We have not incurred any material costs as a result of such commitments during any of the periods presented, and have not recorded any liabilities related to such obligations as of December 31, 2020 and 2019.
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
As of December 31, 2020 and 2019, our accrual for estimated indirect tax liabilities was $10.1 million and $9.4 million, respectively, reflecting our best estimate of the probable liability based on an analysis of our business activities, revenues subject to indirect taxes and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation or settlements could be materially different than the amounts established for indirect tax contingencies.
13.    Restructuring Charges
In June 2020, we announced a restructuring plan related to our outbound sales and operations and recorded $43.6 million of pre-tax restructuring charges during 2020. The aggregate charges included: (i) $14.6 million in severance and related benefits to be paid to, or on behalf of, the impacted employees, as well as professional fees incurred in connection with the restructuring; (ii) a $27.9 million impairment of operating lease assets associated with the closure of our leased offices in Austin, Texas; and (iii) $1.1 million of accelerated depreciation and operating lease assets amortization related to the office closures. We do not expect to record any additional charges related to the restructuring plan.
Cash payments of $14.4 million related to the restructuring were made during 2020, and no material amounts remain as of December 31, 2020.

14.     Defined Contribution Plan
We maintain defined contribution 401(k) plans covering eligible U.S. employees, who may contribute up to 100% of their compensation, subject to limitations established by the Internal Revenue Code. We match employee contributions on a discretionary basis. Expense for our matching contributions was $14.6 million, $14.7 million and $13.5 million during 2020, 2019 and 2018, respectively.
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
Benefit for Income Taxes
Our benefit for income taxes includes U.S. federal, state and foreign income taxes. The domestic and foreign components of our income (loss) before income taxes were as follows:

	Year Ended December 31,
	2020	2019	2018
U.S.	$(423.4)	$176.4	$138.9
Foreign	(72.0)	(50.0)	(65.9)
Income (loss) before income taxes	$(495.4)	$126.4	$73.0
Our benefit for income taxes was as follows:

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$(3.4)	$(0.7)	$(1.3)
State	(1.1)	(0.6)	(0.7)
Foreign	(19.3)	(7.8)	(10.3)
	(23.8)	(9.1)	(12.3)
Deferred:
Federal	2.9	4.4	1.4
State	1.5	0.4	1.0
Foreign	20.7	16.3	18.9
	25.1	21.1	21.3
Benefit for income taxes	$1.3	$12.0	$9.0

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate was as follows:

	Year Ended December 31,
	2020	2019	2018
Expected provision at U.S. federal statutory tax rate	$104.0	$(26.5)	$(15.3)
Research and development credits	75.0	—	—
State taxes, net of federal benefit	44.9	(1.2)	2.1
Effect of investment in Desert Newco	10.4	7.1	13.1
TRA liability adjustment	(5.3)	1.7	0.3
Foreign earnings	(5.4)	2.1	3.1
Uncertain tax positions	(5.6)	—	—
Other	0.9	(4.3)	0.9
Effect of changes in valuation allowances	(217.6)	33.1	4.8
Benefit for income taxes	$1.3	$12.0	$9.0
Our effective tax rate is driven by changes in valuation allowances based on current year earnings and the impact of foreign earnings primarily related to the U.K., Germany and India jurisdictions.
Deferred Taxes
The components of our deferred taxes were as follows:

	December 31,
	2020	2019

DTAs:
Investment in Desert Newco	$1,099.5	$968.0
NOLs	558.1	476.1
Credit and incentives	77.1	3.0
Deferred interest	26.4	34.1
Operating lease liabilities	22.7	25.7
TRA liability	—	24.4
Other	4.7	5.9
Valuation allowance	(1,761.0)	(1,497.0)
Total DTAs	27.5	40.2
DTLs:
Identified intangible assets	(101.8)	(112.8)
Operating lease assets	(12.5)	(22.7)
Total DTLs	(114.3)	(135.5)
Net DTLs	$(86.8)	$(95.3)
As a result of the organizational transactions completed prior to our initial public offering (IPO), we acquired LLC Units and recognized a DTA for the difference between the financial reporting and tax basis of our investment in Desert Newco. During 2019, the DTAs associated with our investment increased $113.7 million due to exchanges of LLC Units and stock option exercises, and we recorded additional DTAs of $94.4 million as a result of our portion of Desert Newco's tax losses. During 2020, the DTAs associated with our investment increased $130.5 million due to exchanges of LLC Units and stock option exercises, and we recorded additional DTAs of $70.0 million as a result of our portion of Desert Newco's tax losses.
On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) and on December 21, 2020 enacted the Consolidated Appropriations Act, 2021, neither of which had a material impact on our benefit for income taxes.

During 2020, we completed a research and development (R&D) tax credit study for the 2017, 2018 and 2019 tax years, which resulted in a total tax credit of $79.6 million. However, we do not have sufficient tax liability to utilize the majority of these tax credits; therefore, we have established tax credit carryforwards of $77.8 million. We generated additional R&D tax credits in 2020 and expect to do so on a go forward basis.
In determining the need for a valuation allowance, we prepare quarterly estimates using historical and forecasted future operating results, based upon approved business plans, including a review of the eligible carryforward periods and tax planning strategies. Based primarily on the negative evidence outweighing the positive evidence as of December 31, 2020, including our three year cumulative GAAP loss, our historical tax losses and the difficulty in forecasting excess tax benefits related to equity-based compensation, we believe there is uncertainty as to when we will be able to utilize certain of our NOLs, credit carryforwards and other DTAs. Therefore, we have recorded a valuation allowance against the DTAs for which we have concluded it is more-likely-than-not they will not be realized.
Should our operating results continue to improve and projections show utilization of the tax attributes, we would consider that as significant positive evidence and our future reassessment would likely result in the determination that a valuation allowance is no longer required. We believe sufficient positive evidence may arise in 2021 such that we would release substantially all of the federal and state valuation allowance. If this were to occur, it would result in a reversal of substantially all of the valuation allowance with a corresponding non-cash income tax benefit, thereby increasing the total DTAs.
As of December 31, 2020, we had U.S. federal, state and foreign gross NOLs, credits and incentives, a portion of which will begin to expire in 2030, as follows:

	Gross NOLs, Credits and Incentives	Portion Subject to a Valuation Allowance
Federal NOLs and credits	$2,112.3	$2,112.3
State NOLs, credits and incentives	2,586.4	2,586.4
Foreign NOLs	36.0	23.9
Total NOLs, credits and incentives	$4,734.7	$4,722.6
As of December 31, 2020, we have provided income taxes on the earnings of foreign subsidiaries, except to the extent such earnings are considered indefinitely reinvested. We have determined the amount of unrecognized DTL related to these temporary differences to be immaterial.
Uncertain Tax Positions
Our liability for unrecognized tax benefits was as follows:

	December 31,
	2020	2019
Balance at beginning of period	$9.3	$2.1
Gross increases - tax positions in prior period	24.2	4.5
Gross increases - tax positions in current period	13.0	2.7
Current year acquisitions	20.2	—
Balance at end of period	$66.7	$9.3
The total amount of gross unrecognized tax benefits was $66.7 million as of December 31, 2020, of which $35.3 million, if fully recognized, would decrease our effective tax rate.
We recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. No material amounts were recognized during any of the periods presented. We do not expect a significant decrease in our liability for unrecognized tax benefits in the next 12 months.

We have filed all income tax returns for years through 2019, other than for Germany and the Netherlands. These returns are subject to examination by the taxing authorities in the respective jurisdictions, generally for three or four years after they were filed. Although we believe the amounts reflected in our tax returns substantially comply with applicable U.S. federal, state and foreign tax regulations, the respective taxing authorities may take contrary positions based on their interpretation of the law. A tax position successfully challenged by a taxing authority could result in an adjustment to our benefit for income taxes in the period in which a final determination is made.
16.    Payable Pursuant to the TRAs
Concurrent with the completion of our IPO, we became a party to five TRAs with our pre-IPO owners. Under the TRAs, we were generally required to pay to such owners approximately 85% of the amount of calculated tax savings, if any, we were deemed to realize based on the relevant tax benefits allocated to us as a result of our acquisition of their LLC Units in the pre-IPO organizational transactions or from subsequent exchanges of their LLC Units (together with the corresponding shares of Class B common stock) for shares of our Class A common stock.
On July 31, 2020, we entered into settlement and release agreements with respect to four of the TRAs, and an amendment to the fifth TRA (collectively, the TRA Settlement Agreements), pursuant to which we settled all liabilities under the TRAs in exchange for aggregate payments totaling $850.0 million, of which $849.8 million was paid during 2020. Upon payment, we were released from all obligations to the parties to the TRAs, including the holders of unexchanged LLC Units. We recorded a charge of $674.7 million to our statements of operations during 2020 to adjust the liability under the TRAs from $175.3 million to the aggregate settlement amount.
As a result of the TRA Settlement Agreements, we retained all of the future cash tax savings from the utilization of the tax attributes we acquired as a result of acquisitions or exchanges of LLC Units subject to the TRAs. These attributes entitle us to the depreciation and amortization deductions previously allocable to the original owner of such units. Unutilized deductions related to these items are converted to NOL carryforwards.
Upon execution of the TRA Settlement Agreements, we generated approximately $180.0 million in additional DTAs. However, given that the negative evidence, including cumulative tax losses in recent years, continues to outweigh the positive evidence, we recorded a full valuation allowance against these DTAs. See Note 15 for additional discussion of the valuation allowances associated with our DTAs.
17.    Income (Loss) Per Share
Basic income (loss) per share is computed by dividing net income (loss) attributable to GoDaddy Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive shares unless their effect is antidilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows:

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income (loss)	(494.1)	138.4	82.0
Less: net income attributable to non-controlling interests	1.0	1.4	4.9
Net income (loss) attributable to GoDaddy Inc.	$(495.1)	$137.0	$77.1
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	168,636	173,431	155,234
Effect of dilutive securities:
Class B common stock	—	2,318	16,534
Stock options	—	4,369	7,123
RSUs, PSUs and ESPP shares	—	1,603	2,462
Weighted-average shares of Class A Common stock outstanding—diluted	168,636	181,721	181,353

Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock—basic	$(2.94)	$0.79	$0.50
Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock—diluted(1)	$(2.94)	$0.76	$0.45
_________________________________
(1) The diluted income (loss) per share calculations exclude net income attributable to non-controlling interests, unless the effect is antidilutive.
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted income (loss) per share because the effect of including such shares would have been antidilutive:

	Year Ended December 31,
	2020	2019	2018
Class B common stock	1,145	—	—
Stock options	3,259	1,705	742
RSUs, PSUs and ESPP shares	2,045	79	240
	6,449	1,784	982
Shares of Class B common stock do not share in our earnings and are not participating securities. Accordingly, separate presentation of income per share of Class B common stock under the two-class method has not been presented. Each share of Class B common stock (together with a corresponding LLC Unit) is exchangeable for one share of Class A common stock.
18.    Geographic Information
Revenue by geography is based on the customer's billing address and was as follows:

	Year Ended December 31,
	2020	2019	2018
U.S.	$2,211.3	$1,979.6	1,723.9
International	1,105.4	1,008.5	936.2
	$3,316.7	$2,988.1	$2,660.1
No individual international country represented more than 10% of total revenue in any period presented.

Property and equipment, net by geography was as follows:

	Year Ended December 31,
	2020	2019
U.S.	198.3	200.4
France	27.0	24.4
All other international	32.0	33.8
	$257.3	$258.6
No other individual international country represented more than 10% of property and equipment, net in any period presented.
19.     Accumulated Other Comprehensive Loss
The following table presents AOCI activity in equity:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Total AOCI
Gross balance as of December 31, 2018(2)	$(92.3)	$(22.4)	$(114.7)
Other comprehensive income (loss) before reclassifications	37.7	(60.7)	(23.0)
Amounts reclassified from AOCI	—	58.8	58.8
Other comprehensive income (loss) - 2019	37.7	(1.9)	35.8
	$(54.6)	$(24.3)	(78.9)
Less: AOCI attributable to non-controlling interests			0.7
Balance as of December 31, 2019			$(78.2)

Gross balance as of December 31, 2019(2)	$(54.6)	$(24.3)	$(78.9)
Other comprehensive income (loss) before reclassifications	(44.2)	105.9	61.7
Amounts reclassified from AOCI	—	(114.4)	(114.4)
Other comprehensive income (loss) - 2020	(44.2)	(8.5)	(52.7)
	$(98.8)	$(32.8)	(131.6)
Less: AOCI attributable to non-controlling interests			0.6
Balance as of December 31, 2020			$(131.0)
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
20.     Subsequent Events
In February 2021, we acquired Poynt Co. for $329.2 million in cash paid at closing and an additional $45.0 million in deferred cash payments subject to certain performance and employment conditions over the three years subsequent to the closing date. Poynt offers a suite of products allowing small businesses to sell and accept payments anywhere, including point-of-sale systems, payments, invoicing and transaction management.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), who are our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K.
Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2020 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on our assessment under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of GoDaddy Inc.
Opinion on Internal Control over Financial Reporting
We have audited GoDaddy Inc.'s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, GoDaddy Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020 and the related notes and our report dated February 19, 2021 expressed an unqualified opinion thereon.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 19, 2021

Item 9B. Other Information
None.
Part III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be included in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the year ended December 31, 2020 (the 2021 Proxy Statement) and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption "Delinquent Section 16(a) Reports" in the 2021 Proxy Statement and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this item will be included in the 2021 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in the 2021 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in the 2021 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be included in the 2021 Proxy Statement and is incorporated herein by reference.
Part IV.
Item 15. Exhibits, Financial Statement Schedules
We have filed the following documents as part of this Annual Report on Form 10-K:
Financial Statements
Our financial statements are listed in the "Index to Consolidated Financial Statements" under Item 8 "Financial Statements and Supplementary Data."
Financial Statement Schedules
All other schedules have been omitted because they are either not required, not applicable or the required information is otherwise included.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Reorganization Agreement dated as of March 31, 2015, by and among GoDaddy Inc., Desert Newco, LLC and the other parties named therein	8-K	001-36904	2.1	4/6/2015
3.1	Amended and Restated Certificate of Incorporation of GoDaddy Inc.	8-K	001-36904	3.1	4/6/2015
3.2	Amended and Restated Bylaws of GoDaddy Inc., dated September 9, 2020	8-K	001-36904	3.1	9/11/2020
4.1	Specimen common stock certificate of GoDaddy Inc.	S-1/A	333-196615	4.1	3/19/2015
4.2	Amended and Restated Registration Rights Agreement, dated as of March 31, 2015, by and among GoDaddy Inc., Desert Newco, LLC and the other parties named therein	8-K	001-36904	10.3	4/6/2015
4.3	Stockholder Agreement, dated as of March 31, 2015, by and among GoDaddy Inc., Desert Newco, LLC and the other parties named therein	8-K	001-36904	10.4	4/6/2015
4.4	Exchange Agreement, dated as of March 31, 2015, by and among GoDaddy Inc., Desert Newco, LLC and the other parties named therein	8-K	001-36904	10.2	4/6/2015
4.5+	GoDaddy Inc. 2015 Equity Incentive Plan, and form of agreements thereunder	S-8	333-203166	4.2	4/1/2015
4.6+	GoDaddy Inc. 2015 Employee Stock Purchase Plan, as amended on June 27, 2016, and form of agreements thereunder	10-Q	001-36904	4.1	11/2/2016
4.7+	Desert Newco, LLC 2011 Unit Incentive Plan, as amended, and form of agreements thereunder	S-8	333-203166	4.4	4/1/2015
4.8+	Bootstrap, Inc. 2008 Stock Plan, and form of agreements thereunder	S-1/A	333-196615	10.11	2/13/2015
4.9+	The Go Daddy Group, Inc. 2006 Equity Incentive Plan	S-1/A	333-196615	10.28	3/19/2015
4.10	Description of Capital Stock	10-K	333-196615	4.10	2/21/2020
10.1	Third Amended and Restated Limited Liability Company Agreement of Desert Newco, LLC, dated as of March 31, 2015, by and among GoDaddy Inc., Desert Newco, LLC and the other parties named therein	8-K	001-36904	10.1	4/6/2015
10.2	Tax Receivable Agreement (Exchanges) dated as of March 31, 2015, by and among GoDaddy Inc. and the persons named therein	8-K	001-36904	10.5	4/6/2015
10.3	Tax Receivable Agreement (KKR Co-Invest Reorganization) dated as of March 31, 2015, by and among GoDaddy Inc. and GDG Co-Invest Blocker L.P.	8-K	001-36904	10.6	4/6/2015
10.4	Tax Receivable Agreement (KKR Reorganization) dated as of March 31, 2015, by and among GoDaddy Inc. and KKR 2006 GDG Blocker L.P.	8-K	001-36904	10.7	4/6/2015
10.5	Tax Receivable Agreement (SLP Reorganization) dated as of March 31, 2015, by and among GoDaddy Inc. and SLP III Kingdom Feeder I, L.P.	8-K	001-36904	10.8	4/6/2015
10.6	Tax Receivable Agreement (TCV Reorganization) dated as of March 31, 2015, by and among GoDaddy Inc. and TCV VII (A) L.P.	8-K	001-36904	10.9	4/6/2015
10.7	Amendment No. 1 to the Tax Receivable Agreement (Exchanges), dated July 31, 2020, by and among the Company and the parties named therein.	8-K	001-36904	10.1	8/5/2020
10.8	TRA (Exchanges) Termination and Release Agreement, dated July 31, 2020, by and among the Company and the parties named therein and subsequently becoming parties thereto	8-K	001-36904	10.2	8/5/2020
10.9	TRA (KKR Reorganization) Termination and Release Agreement, dated July 31, 2020, by and between the Company and KKR 2006 GDG Blocker L.P.	8-K	001-36904	10.3	8/5/2020
10.10	TRA (KKR Co-Invest Reorganization) Termination and Release Agreement, dated July 31, 2020, by and between the Company and GDG Co-Invest Blocker L.P.	8-K	001-36904	10.4	8/5/2020
10.11	TRA (SLP Reorganization) Termination and Release Agreement, dated July 31, 2020, by and between the Company and SLP III Kingdom Feeder I, L.P.	8-K	001-36904	10.5	8/5/2020
10.12	TRA (TCV Reorganization) Termination and Release Agreement, by and between the Company and TCV VII (A) L.P.	8-K	001-36904	10.6	8/5/2020
10.13	Registrar Accreditation Agreement, dated July 14, 2013, by and between GoDaddy.com, LLC and Internet Corporation for Assigned Names and Numbers	S-1	333-196615	10.16	6/9/2014
10.14	.COM Registry-Registrar Agreement, dated July 5, 2012, by and between GoDaddy.com, LLC and VeriSign, Inc.	S-1	333-196615	10.17	6/9/2014

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.15	Amendment No. 5 to Credit Agreement, including as Annex A, the Second Amended and Restated Credit Agreement, dated as of February 15, 2017, by and among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, Inc., Barclays Bank PLC, Deutsche Bank Securities Inc., RBC Capital Markets, KKR Capital Markets LLC, J.P. Morgan Securities LLC, Morgan Stanley Senior Funding Inc., and Citigroup Global Markets, Inc. (the Fifth Amendment)	8-K	001-36904	10.1	2/16/2017
10.16	Technical Amendment to the Fifth Amendment	8-K	001-36904	10.1	5/26/2017
10.17	Amendment No. 1 to the Fifth Amendment, dated as of November 22, 2017	8-K	001-36904	10.1	11/22/2017
10.18	Amendment No. 3 to the Second Amended and Restated Credit Agreement by and among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, Inc., the lending institutions from time to time party thereto, and Barclays Bank PLC, effective as of October 3, 2019	8-K	001-36904	10.1	10/4/2019
10.19	Joinder and Fourth Amendment Agreement to the Second Amended and Restated Credit Agreement, by and among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, Inc., the lending institutions party thereto, and Barclays Bank PLC, effective as of August 10, 2020.	8-K	001-36904	10.1	8/13/2020
10.20	Form of Indemnification Agreement between the Company and its directors and officers	S-1/A	333-196615	10.20	2/24/2015
10.21+	Executive Incentive Compensation Plan	S-1/A	333-196615	10.22	2/24/2015
10.22+	Employment Agreement, dated as of September 4, 2019, by and among GoDaddy.com, LLC, Desert Newco, LLC and Aman Bhutani	10-Q	001-36904	10.2	11/7/2019
10.23+	Employment Agreement, dated as of August 1, 2016, by and among GoDaddy.com, LLC, Desert Newco, LLC and Ray E. Winborne	10-Q	001-36904	10.1	11/2/2016
10.24+	Employment Agreement, dated September 20, 2016, by and among GoDaddy.com, LLC, Desert Newco, LLC and Nima Kelly	10-Q	001-36904	10.1	5/8/2017
10.25+	Offer Letter, dated February 18, 2016, between GoDaddy Inc. and Brian Sharples	8-K	001-36904	10.1	3/10/2016
10.26+	Offer Letter, dated January 16, 2018, between GoDaddy Inc. and Mark Garrett	8-K	001-36904	10.1	2/2/2018
10.27+	Offer Letter, dated July 24, 2018, between GoDaddy Inc. and Caroline Donahue	8-K	001-36904	10.1	8/2/2018
10.28+	Offer Letter, dated July 24, 2018, between GoDaddy Inc. and Ryan Roslansky	8-K	001-36904	10.2	8/2/2018
10.29+	Offer Letter, dated February 7, 2020, between GoDaddy Inc. and Leah Sweet	8-K	001-36904	10.1	2/10/2020
21.1*	List of subsidiaries of GoDaddy Inc.
23.1*	Consent of independent registered public accounting firm
24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan or arrangement.
#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. GoDaddy Inc. agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request.
*	Filed herewith.
**	The certifications attached as Exhibit 32.1 accompanying this Annual Report on Form 10-K, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of GoDaddy Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GODADDY INC.

Date:	February 19, 2021	/s/ Aman Bhutani
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Aman Bhutani	Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2021
Aman Bhutani
/s/ Ray E. Winborne	Chief Financial Officer (Principal Financial Officer)	February 19, 2021
Ray E. Winborne
/s/ Nick Daddario	Chief Accounting Officer (Principal Accounting Officer)	February 19, 2021
Nick Daddario
/s/ Charles J. Robel	Chairman of the Board of Directors	February 19, 2021
Charles J. Robel
/s/ Herald Y. Chen	Director	February 19, 2021
Herald Y. Chen
/s/ Caroline F. Donahue	Director	February 19, 2021
Caroline F. Donahue
/s/ Mark Garrett	Director	February 19, 2021
Mark Garrett
/s/ Ryan Roslansky	Director	February 19, 2021
Ryan Roslansky
/s/ Brian H. Sharples	Director	February 19, 2021
Brian H. Sharples
/s/ Leah Sweet	Director	February 19, 2021
Leah Sweet
/s/ Lee E. Wittlinger	Director	February 19, 2021
Lee E. Wittlinger