Form 10-Q
period 2021-03-31
GoDaddy Inc.
filed 2021-05-06
CIK 1609711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-36904

GoDaddy Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-5769934
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2155 E. GoDaddy Way
Tempe, Arizona 85284
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                         ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒
As of April 30, 2021, there were 167,777,015 shares of GoDaddy Inc.'s Class A common stock, $0.001 par value per share, outstanding and 378,723 shares of GoDaddy Inc.'s Class B common stock, $0.001 par value per share, outstanding.

GoDaddy Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2021

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
ii

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
iii

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
GoDaddy Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except shares in thousands and per share amounts)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$1,293.1	$765.2
Accounts and other receivables	48.3	41.8
Registry deposits	28.9	31.1
Prepaid domain name registry fees	413.8	392.4
Prepaid expenses and other current assets	107.6	60.8
Total current assets	1,891.7	1,291.3
Property and equipment, net	246.5	257.3
Operating lease assets	134.1	142.0
Prepaid domain name registry fees, net of current portion	183.2	176.1
Goodwill	3,496.2	3,275.1
Intangible assets, net	1,262.6	1,255.1
Other assets	45.0	36.0
Total assets	$7,259.3	$6,432.9
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$70.5	$51.0
Accrued expenses and other current liabilities	494.2	527.6
Deferred revenue	1,806.2	1,711.3
Long-term debt	24.1	24.3
Total current liabilities	2,395.0	2,314.2
Deferred revenue, net of current portion	762.3	725.1
Long-term debt, net of current portion	3,874.9	3,090.1
Operating lease liabilities, net of current portion	160.0	166.7
Other long-term liabilities	55.5	56.6
Deferred tax liabilities	82.6	92.0
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.001 par value - 50,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value - 1,000,000 shares authorized; 168,445 and 169,157 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	0.2	0.2
Class B common stock, $0.001 par value - 500,000 shares authorized; 479 and 688 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	1,373.4	1,308.8
Accumulated deficit	(1,375.2)	(1,190.9)
Accumulated other comprehensive loss	(71.2)	(131.0)
Total stockholders' deficit attributable to GoDaddy Inc.	(72.8)	(12.9)
Non-controlling interests	1.8	1.1
Total stockholders' deficit	(71.0)	(11.8)
Total liabilities and stockholders' deficit	$7,259.3	$6,432.9
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except shares in thousands and per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue:
Domains	$422.7	$355.9
Hosting and presence	310.3	297.2
Business applications	168.1	138.9
Total revenue	901.1	792.0
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	321.2	277.1
Technology and development	186.4	134.5
Marketing and advertising	132.7	93.1
Customer care	78.6	85.2
General and administrative	95.2	85.5
Depreciation and amortization	49.0	52.2
Total costs and operating expenses	863.1	727.6
Operating income	38.0	64.4
Interest expense	(28.7)	(21.2)
Other income (expense), net	0.7	(1.4)
Income before income taxes	10.0	41.8
Benefit for income taxes	0.8	1.4
Net income	10.8	43.2
Less: net income attributable to non-controlling interests	—	0.3
Net income attributable to GoDaddy Inc.	$10.8	$42.9
Net income attributable to GoDaddy Inc. per share of Class A common stock:
Basic	$0.06	$0.25
Diluted	$0.06	$0.24
Weighted-average shares of Class A common stock outstanding:
Basic	169,435	173,113
Diluted	173,053	177,857
___________________________
(1) Costs and operating expenses include equity-based compensation expense as follows:
Cost of revenue	$0.2	$0.1
Technology and development	27.0	21.1
Marketing and advertising	6.2	4.6
Customer care	3.0	2.6
General and administrative	16.2	17.0
Total equity-based compensation expense	$52.6	$45.4
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	Three Months Ended March 31,
	2021	2020
Net income	$10.8	$43.2
Foreign exchange forward contracts gain (loss), net	2.1	14.3
Unrealized swap gain (loss), net (net of tax effect of $0.5 million and $4.0 million for the three months ended March 31, 2021 and March 31, 2020, respectively)	24.4	11.7
Change in foreign currency translation adjustment	33.7	(24.9)
Comprehensive income	71.0	44.3
Less: comprehensive income attributable to non-controlling interests	0.3	0.4
Comprehensive income attributable to GoDaddy Inc.	$70.7	$43.9
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Stockholders' Deficit (unaudited)
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	169,157	$0.2	688	$—	$1,308.8	$(1,190.9)	$(131.0)	$1.1	$(11.8)
Net income	—	—	—	—	—	10.8	—	—	10.8
Equity-based compensation, including amounts capitalized	—	—	—	—	53.2	—	—	—	53.2
Stock option exercises	309	—	—	—	11.8	—	—	(0.2)	11.6
Repurchases of Class A common stock	(2,544)	—	—	—	—	(195.1)	—	—	(195.1)
Impact of derivatives, net	—	—	—	—	—	—	26.5	—	26.5
Change in foreign currency translation adjustment	—	—	—	—	—	—	33.7	—	33.7
Vesting of restricted stock units and other	1,523	—	(209)	—	(0.4)	—	(0.4)	0.9	0.1
Balance at March 31, 2021	168,445	$0.2	479	$—	$1,373.4	$(1,375.2)	$(71.2)	$1.8	$(71.0)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	172,867	$0.2	1,490	$—	$1,003.5	$(153.5)	$(78.2)	$10.1	$782.1
Net income	—	—	—	—	—	42.9	—	0.3	43.2
Equity-based compensation, including amounts capitalized	—	—	—	—	46.0	—	—	—	46.0
Stock option exercises	724	—	—	—	16.0	—	—	(0.7)	15.3
Repurchases of Class A common stock	(7,341)	—	—	—	—	(398.0)	—	—	(398.0)
Impact of derivatives, net	—	—	—	—	—	—	26.0	—	26.0
Change in foreign currency translation adjustment	—	—	—	—	—	—	(24.9)	—	(24.9)
Vesting of restricted stock units and other	1,377	—	(204)	—	1.4	(0.6)	(0.1)	(1.3)	(0.6)
Balance at March 31, 2020	167,627	$0.2	1,286	$—	$1,066.9	$(509.2)	$(77.2)	$8.4	$489.1
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net income	$10.8	$43.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49.0	52.2
Equity-based compensation expense	52.6	45.4
Other	6.4	7.1
Changes in operating assets and liabilities, net of amounts acquired:
Registry deposits	2.1	5.4
Prepaid domain name registry fees	(28.3)	(12.6)
Deferred revenue	127.1	96.5
Other operating assets and liabilities	1.6	(3.9)
Net cash provided by operating activities	221.3	233.3
Investing activities
Maturities of short-term investments	—	23.7
Business acquisitions, net of cash acquired	(298.5)	(146.4)
Purchases of property and equipment	(9.0)	(13.5)
Other investing activities	1.0	0.3
Net cash used in investing activities	(306.5)	(135.9)
Financing activities
Proceeds received from:
Issuance of senior notes	800.0	—
Stock option exercises	11.6	15.3
Payments made for:
Repurchases of Class A common stock	(180.1)	(315.7)
Repayment of term loans	(8.1)	(6.2)
Other financing obligations	(9.7)	(0.7)
Net cash provided by (used in) financing activities	613.7	(307.3)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	(1.5)
Net increase (decrease) in cash and cash equivalents	527.9	(211.4)
Cash and cash equivalents, beginning of period	765.2	1,062.8
Cash and cash equivalents, end of period	$1,293.1	$851.4

Cash paid during the period for:
Interest on long-term debt, net of swap benefit	$15.0	$11.2
Income taxes, net of refunds received	$1.2	$2.0
Amounts included in the measurement of operating lease liabilities	$12.7	$11.0
Supplemental disclosure of non-cash transactions:
Operating lease assets obtained in exchange for operating lease liabilities	$2.6	$9.1
Accrued purchases of property and equipment at period end	$2.3	$8.7
Share repurchases not yet settled	$15.0	$82.3
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except shares in thousands and per share amounts)

1.    Organization and Background
Organization
We are the sole managing member of Desert Newco, and as a result, we consolidate its financial results and report non-controlling interests representing the economic interests held by its other members. The calculation of non-controlling interests excludes any net income attributable directly to GoDaddy Inc. As of March 31, 2021, we owned approximately 99.7% of Desert Newco.
Basis of Presentation
Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP), and include our accounts and the accounts of our subsidiaries. All material intercompany accounts and transactions have been eliminated.
Our interim financial statements are unaudited, and in our opinion, include all adjustments of a normal recurring nature necessary for the fair presentation of the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for any subsequent period or for the year ending December 31, 2021.
These financial statements should be read in conjunction with our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the 2020 Form 10-K).
Prior Period Reclassifications
Certain immaterial prior period amounts have been reclassified to conform to the current period presentation.
Use of Estimates
GAAP requires us to make estimates and assumptions affecting amounts reported in our financial statements. We periodically evaluate our estimates and adjust prospectively, if necessary. We believe our estimates and assumptions are reasonable; however, actual results may differ.

Segment
As of March 31, 2021, our chief operating decision maker was our Chief Executive Officer who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance for the entire company. Accordingly, we have a single operating and reportable segment.
2.    Summary of Significant Accounting Policies
Assets Recognized from Contract Costs
Fees paid to various registries at the inception of a domain registration or renewal represent costs to fulfill a contract. We capitalize and amortize these prepaid domain name registry fees to cost of revenue consistent with the pattern of transfer of the product to which the asset relates. Amortization expense of such asset was $160.9 million and $158.4 million for the three months ended March 31, 2021 and 2020, respectively.
Fair Value Measurements
The following tables set forth our material assets and liabilities measured and recorded at fair value on a recurring basis:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds and time deposits	$479.0	$—	$—	$479.0
Derivative assets	—	25.5	—	25.5
Total assets	$479.0	$25.5	$—	$504.5
Liabilities:
Derivative liabilities	$—	$149.8	$—	$149.8
Total liabilities	$—	$149.8	$—	$149.8

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$98.0	$—	$—	$98.0
Total assets	$98.0	$—	$—	$98.0
Liabilities:
Derivative liabilities	$—	$216.4	$—	$216.4
Total liabilities	$—	$216.4	$—	$216.4

Recent Accounting Pronouncements
In March 2020, the FASB issued guidance providing temporary optional expedients and exceptions related to contract modifications and hedge accounting to ease the financial reporting burden of the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We continue to evaluate our contracts and hedging relationships that reference LIBOR.

3.    Business Acquisitions
In February 2021, we completed the acquisition of Poynt Co. for $297.7 million in cash to expand our commerce capabilities. Poynt offers a suite of products allowing small businesses to sell and accept payments anywhere, including point-of-sale systems, payments, invoicing and transaction management. At closing, we also paid an additional $29.4 million in cash that was recorded as compensation expense during the three months ended March 31, 2021. The acquisition agreements also call for $45.0 million in additional compensatory cash payments subject to certain performance and employment conditions over the three year period following the closing date.
The aggregate purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as the acquisition date, with the excess recorded to goodwill. The recognition of goodwill, none of which is deductible for income tax purposes, was made based on strategic benefits we expect to realize from the acquisition. During the measurement period, which will not exceed one year from closing, we will continue to obtain information, primarily related to income taxes, to assist us in finalizing the acquisition date fair values. Any qualifying changes to our preliminary estimates will be recorded as adjustments to the respective assets and liabilities, with any residual amounts allocated to goodwill.
The following table summarizes the preliminary estimated acquisition date fair values of the assets acquired and liabilities assumed:

Total purchase consideration	$297.7
Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	3.2
Indefinite-lived intangible assets	1.3
Finite-lived intangible assets	51.8
Other assets and liabilities, net	0.8
Total assets acquired, net of liabilities assumed	57.1
Goodwill	$240.6
The identified finite-lived intangible assets, which were valued using both income- and cost-based approaches, primarily consist of developed technology and customer relationships, and have a total weighted-average amortization period of 4.2 years.
Pro forma financial information is not presented because the acquisition was not material to our financial statements.
4.    Goodwill and Intangible Assets
The following table summarizes changes in our goodwill balance:

Balance at December 31, 2020	$3,275.1
Goodwill related to acquisitions	242.0
Impact of foreign currency translation	(19.4)
Other	(1.5)
Balance at March 31, 2021	$3,496.2

Intangible assets, net are summarized as follows:

	March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	249.3	n/a	249.3
Contractual-based assets and other	68.3	n/a	68.3
Finite-lived intangible assets:
Customer-related	533.3	$(232.9)	300.4
Developed technology	229.1	(99.5)	129.6
Trade names and other	106.0	(36.0)	70.0
	$1,631.0	$(368.4)	$1,262.6

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	250.3	n/a	250.3
Contractual-based assets	67.0	n/a	67.0
Finite-lived intangible assets:
Customer-related	857.0	$(534.7)	322.3
Developed technology	188.1	(90.7)	97.4
Trade names and other	106.9	(33.8)	73.1
	$1,914.3	$(659.2)	$1,255.1
Amortization expense was $30.4 million and $33.2 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the weighted-average remaining amortization period for amortizable intangible assets was 58 months for customer-related intangible assets, 42 months for developed technology and 75 months for trade names and other, and was 56 months in total.
Based on the balance of finite-lived intangible assets as of March 31, 2021, expected future amortization expense is as follows:

Year Ending December 31:
2021 (remainder of)	$94.0
2022	120.2
2023	95.6
2024	80.8
2025	77.4
Thereafter	32.0
$500.0

5.    Stockholders' Equity
During the three months ended March 31, 2021, we repurchased a total of 2,544 shares of our Class A common stock in the open market pursuant to our approved share repurchase program, which were retired upon repurchase, for an aggregate purchase price of $195.1 million, including commissions. Of this amount, $15.0 million was included in accrued expenses and other current liabilities as of March 31, 2021 as settlement had not yet been completed. As of March 31, 2021, we have $305.0 million remaining available under our approved share repurchase program.
In May 2021, our board of directors approved the repurchase of up to an additional $775.0 million of our Class A common stock. We may purchase shares from time to time in open market purchases, block transactions and privately negotiated transactions, in accordance with applicable federal securities laws. The additional share repurchase authorization has no time limit, does not obligate us to make any repurchases and may be modified, suspended or terminated by us at any time without prior notice. The amount and timing of repurchases are subject to a variety of factors including liquidity, share price, market conditions and legal requirements.
6.    Equity-Based Compensation Plans
Equity Plans
As of December 31, 2020, 27,340 shares of Class A common stock were available for issuance as future awards under the 2015 Equity Incentive Plan (the 2015 Plan). On January 1, 2021, an additional 6,794 shares were reserved for issuance pursuant to the automatic increase provisions of the 2015 Plan. As of March 31, 2021, 31,049 shares were available for issuance as future awards under the 2015 Plan.
As of December 31, 2020, 4,081 shares of Class A common stock were available for issuance under the 2015 Employee Stock Purchase Plan (the ESPP). On January 1, 2021, an additional 1,000 shares were reserved for issuance pursuant to the automatic increase provisions of the ESPP. As of March 31, 2021, 5,081 shares were available for issuance under the ESPP.
Equity Plan Activity
We have granted stock options at exercise prices equal to the fair market value of our Class A common stock on the grant date. We have granted both stock options and restricted stock awards (RSUs) vesting solely upon the continued service of the recipient as well as performance-based awards (PSUs) with vesting based on either (i) our achievement of specified financial targets or (ii) our relative total stockholder return (TSR) as compared to a selected index of public internet companies. We recognize the accounting grant date fair value of equity-based awards as compensation expense over the required service period of each award, taking into account the probability of our achievement of associated performance targets. Compensation expense for TSR-based PSUs is recognized regardless of whether the TSR market condition is satisfied.
The following table summarizes stock option activity:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Exercise Price Per Share ($)
Outstanding at December 31, 2020	3,428	42.79
Exercised	(309)	37.54
Forfeited	(36)	69.64
Outstanding at March 31, 2021	3,083	43.00
Vested at March 31, 2021	2,432	35.40

The following table summarizes stock award activity:

Number of Shares of Class A Common Stock (#)
Outstanding at December 31, 2020	6,133
Granted: RSUs	2,944
Granted: TSR-based PSUs	386
Vested	(1,313)
Forfeited	(210)
Outstanding at March 31, 2021(1)	7,940
_________________________________
(1)Includes financial-based PSUs for which performance targets have not yet been established, and which are not yet considered granted for accounting purposes. The balance of outstanding awards is comprised of the following:

	Number of Shares of Class A Common Stock (#)	Weighted-Average Grant-Date Fair Value Per Share ($)
RSUs	7,033	76.25
TSR-based PSUs	710	106.32
Financial-based PSUs granted for accounting purposes	104	78.62
Financial-based PSUs not yet granted for accounting purposes	93	N/A
Outstanding at March 31, 2021	7,940
As of March 31, 2021, total unrecognized compensation expense related to non-vested stock options and stock awards was $13.7 million and $443.7 million, respectively, with expected remaining weighted-average recognition periods of 2.0 years and 2.9 years, respectively. Such amounts exclude PSUs not yet considered granted for accounting purposes.
7.    Deferred Revenue
Deferred revenue consisted of the following:

	March 31, 2021	December 31, 2020
Current:
Domains	$849.3	$810.7
Hosting and presence	600.8	574.8
Business applications	356.1	325.8
	$1,806.2	$1,711.3
Noncurrent:
Domains	$434.6	$410.4
Hosting and presence	222.5	218.1
Business applications	105.2	96.6
	$762.3	$725.1

The increase in the deferred revenue balance is primarily driven by payments received in advance of satisfying our performance obligations, offset by $672.2 million of revenue recognized during the three months ended March 31, 2021 that was included in the deferred revenue balance as of December 31, 2020. The deferred revenue balance as of March 31, 2021 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied, and is expected to be recognized as revenue as follows:

	Remainder of 2021	2022	2023	2024	2025	Thereafter	Total

Domains	$734.4	$312.2	$107.8	$55.5	$31.6	$42.4	$1,283.9
Hosting and presence	528.0	190.9	58.5	19.9	8.7	17.3	823.3
Business applications	317.1	100.4	34.4	5.8	1.9	1.7	461.3
	$1,579.5	$603.5	$200.7	$81.2	$42.2	$61.4	$2,568.5

8.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2021	December 31, 2020
Derivative liabilities	$149.8	$216.4
Accrued payroll and employee benefits	95.1	114.8
Tax-related accruals	47.1	38.4
Current portion of operating lease liabilities	43.0	41.5
Accrued marketing and advertising	31.9	29.9
Accrued legal and professional	26.4	24.4
Accrued acquisition-related expenses and acquisition consideration payable	14.8	9.4
Other	86.1	52.8
	$494.2	$527.6

9.    Long-Term Debt
Long-term debt consisted of the following:

	Maturity Date	March 31, 2021	December 31, 2020
2024 Term Loans (effective interest rate of 2.3% at March 31, 2021 and 2.8% at December 31, 2020)	February 15, 2024	$1,801.1	$1,807.4
2027 Term Loans (effective interest rate of 2.7% at March 31, 2021 and 3.0% at December 31, 2020)	August 10, 2027	744.4	746.2
2027 Senior Notes (effective interest rate of 5.4% at March 31, 2021 and December 31, 2020)	December 1, 2027	600.0	600.0
2029 Senior Notes (effective interest rate of 3.5% at March 31, 2021)	March 1, 2029	800.0	—
Revolver	February 15, 2024	—	—
Total		3,945.5	3,153.6
Less: unamortized original issue discount and debt issuance costs(1)		(46.5)	(39.2)
Less: current portion of long-term debt		(24.1)	(24.3)
		$3,874.9	$3,090.1
_________________________________
(1)Original issue discount and debt issuance costs are amortized to interest expense over the life of the related debt instruments using the interest method.

Credit Facility
As described in our 2020 Form 10-K, our secured credit agreement (the Credit Facility) includes two tranches of term loans (the 2024 Term Loans and the 2027 Term Loans) and a revolving credit facility (the Revolver). A portion of the term loans is hedged by interest rate swap arrangements, as discussed in Note 10.
In March 2021, we refinanced the 2027 Term Loans to lower the interest rate margins by 0.5% with no changes made to the maturity date or any other terms. Following this refinancing, the 2027 Term Loans bear interest at a rate equal to, at our option, either (a) LIBOR plus 2.00% per annum or (b) 1.0% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%. Fees incurred in connection with the refinancing were not material.
As of March 31, 2021, we had $600.0 million available for borrowing under the Revolver and were not in violation of any covenants of the Credit Facility.
Senior Notes
In February 2021, we issued the 2029 Senior Notes in an aggregate principal amount of $800.0 million in a private placement offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The proceeds from the issuance of the 2029 Senior Notes were retained for general corporate purposes. The 2029 Senior Notes were issued at par and bear interest at 3.50% per annum, payable annually on March 1 and September 1, commencing on September 1, 2021. The aggregate principal is payable at maturity, subject to earlier to earlier repurchase or optional redemption as described below. In conjunction with the issuance of the 2029 Senior Notes, we capitalized $9.0 million in debt issuance costs.
The 2029 Senior Notes are redeemable at our option, in whole or in part, any time prior to March 1, 2024 at a redemption price equal to 100.0% of the principal amount, plus accrued and unpaid interest, plus an applicable premium equal to the greater of 1.0% or the remaining scheduled payments of interest discounted to a present value amount. In the event of an equity offering prior to March 1, 2024, the 2029 Senior Notes may be partially redeemed with the net cash proceeds of such offering at our option at an amount equal to 103.50% of the principal amount, plus accrued and unpaid interest. On and after March 1, 2024, we may redeem the 2029 Senior Notes, in whole or in part, at an amount equal to 101.750% of the principal amount, increasing to 101.875% as of March 1, 2025, and decreasing to 100.0% as of March 1, 2026, plus accrued and unpaid interest. Upon the occurrence of a change of control, we are required to offer to repurchase the Senior Notes from the holders at a price equal to 101.0% of the principal amount, plus accrued and unpaid interest.
Significant terms of the 2029 Senior Notes are as follows:
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
As of March 31, 2021, we were not in violation of any covenants of the 2027 Senior Notes or the 2029 Senior Notes.
Fair Value
The estimated fair values of our long-term debt instruments are based on observable market prices for these loans, which are traded in less active markets and therefore classified as Level 2 fair value measurements, and were as follows as of March 31, 2021:

2024 Term Loans	$1,789.8
2027 Term Loans	$740.7
2027 Senior Notes	$637.6
2029 Senior Notes	$788.2

Future Debt Maturities
Aggregate principal payments, exclusive of any unamortized original issue discount and debt issuance costs, due on long-term debt as of March 31, 2021 are as follows:

Year Ending December 31:
2021 (remainder of)	$24.4
2022	32.5
2023	32.5
2024	1,740.0
2025	7.5
Thereafter	2,108.6
$3,945.5

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
We utilize a variety of derivative instruments, all of which are designated as cash flow hedges, including:
•foreign exchange forward contracts to hedge certain forecasted sales transactions denominated in foreign currency, all of which had maturities of 18 months or less as of March 31, 2021;
•a cross-currency swap arrangement used to manage variability due to movements in foreign currency exchange rates related to a Euro-denominated intercompany loan; and
•pay-fixed rate, receive-floating rate interest rate swap arrangements to effectively convert portions of our variable-rate debt to fixed.
The risk management strategies related to our use of derivatives are consistent with those described in our 2020 Form 10-K.
The following table summarizes our outstanding derivative instruments on a gross basis:

	Notional Amount		Fair Value of Derivative Assets(2)		Fair Value of Derivative Liabilities(2)
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Derivative Instrument:
Level 2:
Foreign exchange forward contracts	$289.4	$276.2	$0.9	$—	$10.1	$15.8
Cross-currency swap(1)	1,400.1	1,461.9	—	—	110.8	167.2
Interest rate swaps	2,016.8	2,022.0	24.6	2.0	28.9	33.4
Total hedges	$3,706.3	$3,760.1	$25.5	$2.0	$149.8	$216.4
_________________________________
(1)The notional values of the cross-currency swap have been translated from Euros to U.S. dollars at the foreign currency rates in effect of approximately 1.17 and 1.22 as of March 31, 2021 and December 31, 2020, respectively.
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

The following table summarizes the effect of our designated cash flow hedging derivative instruments on accumulated other comprehensive income (loss) (AOCI):

	Unrealized Gains (Losses) Recognized in Other Comprehensive Income
	Three Months Ended
	March 31, 2021	March 31, 2020
Derivative Instrument:
Foreign exchange forward contracts(1)	$2.1	$14.3
Cross-currency swap	(2.1)	37.7
Interest rate swaps	27.0	(22.0)
Total hedges	$27.0	$30.0
_________________________________
(1)Amounts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.
The following table summarizes the locations and amounts of gains (losses) recognized within earnings related to our cash flow hedging relationships:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Foreign exchange forward contracts:
Reclassified from AOCI into income	$(1.1)	$—	$—	$0.8	$—	$—
Cross-currency swap:
Reclassified from AOCI into income(1)	—	6.6	58.1	—	7.6	20.2
Interest rate swaps:
Reclassified from AOCI into income	—	(8.6)	—	—	(2.5)	—
Total hedges	$(1.1)	$(2.0)	$58.1	$0.8	$5.1	$20.2
_________________________________
(1)The amount reflected in other income (expense), net includes $(58.5) million and $(20.3) million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by the cross-currency swap during the three months ended March 31, 2021 and 2020, respectively.
As of March 31, 2021, we estimate that approximately $11.9 million of net deferred losses related to our designated cash flow hedges will be recognized in earnings over the next 12 months. No amounts were excluded from our effectiveness testing during any of the periods presented.
11.     Leases
Our operating leases primarily consist of office and data center space expiring at various dates through November 2036. Certain leases include options to renew or terminate at our discretion. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of March 31, 2021, operating leases have a remaining weighted average lease term of 7.7 years and our operating lease liabilities were measured using a weighted average discount rate of 5.0%.

The components of operating lease expense were as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Operating lease costs	$11.9	$13.7
Variable lease costs	2.7	2.3
Sublease income	(0.8)	(0.9)
	$13.8	$15.1

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
On June 13, 2019, we entered into an agreement in principle to settle the class action complaint, Jason Bennett v. GoDaddy.com (Case No. 2:16-cv-03908-DLR) (D.Ariz.), filed on June 20, 2016. The complaint alleges violation of the Telephone Consumer Protection Act of 1991 (the TCPA). On September 23, 2019, the parties fully executed a written settlement agreement. On December 16, 2019, we amended the settlement agreement to include two additional putative class action cases, which also alleged violations of the TCPA: John Herrick v. GoDaddy.com, LLC (Case No. 2:16-cv-00254 (D. Ariz.), appeal pending 18-16048 (9th Cir.)) and Susan Drazen v. GoDaddy.com, LLC (Case No 19-cv-00563) (S.D. Ala.). In 2019, we recorded an $18.1 million charge to general and administrative expense, representing our original estimated loss provision for this settlement.
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
As a result of the developments discussed above, during 2020, we recorded a cumulative $10.0 million reduction to general and administrative expense, lowering our estimated loss provision for this settlement to $8.1 million as of December 31, 2020.

On January 19, 2021, a single objector to the settlement filed a notice of appeal to the 11th Circuit Court of Appeals, which remains pending. We made no changes to our estimated loss provision for this settlement during the three months ended March 31, 2021. The timing of the payments to be made under the final settlement agreement is pending resolution of the appeal.
We have denied and continue to deny the allegations in the complaint. Nothing in the final settlement agreement shall be deemed to assign or reflect any admission of fault, wrongdoing or liability, or of the appropriateness of a class action in such litigation. We received a full release from the settlement class concerning the claims asserted, or that could have been asserted, with respect to the claims released in the final settlement agreement. Our legal fees associated with this matter have been recorded to general and administrative expense as incurred and were not material.
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
As of March 31, 2021 and December 31, 2020, our accrual for estimated indirect tax liabilities was $10.2 million and $10.1 million, respectively, reflecting our best estimate of the probable liability based on an analysis of our business activities, revenues subject to indirect taxes and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation or settlements could be materially different than the amounts established for indirect tax contingencies.
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
Our effective tax rate for the three months ended March 31, 2021 differs from the U.S. federal statutory rate primarily due to changes in valuation allowances based on current year earnings and the impact of foreign earnings primarily related to the United Kingdom, Germany and India jurisdictions.
On March 11, 2021, the U.S. federal government enacted the American Rescue Plan Act of 2021, which did not have a material impact on our benefit for income taxes.

In determining the need for a valuation allowance, we prepare quarterly estimates using historical and forecasted future operating results, based upon approved business plans, including a review of the eligible carryforward periods and tax planning strategies. Based primarily on the negative evidence outweighing the positive evidence as of March 31, 2021, including our three year cumulative GAAP loss, our historical tax losses and the difficulty in forecasting excess tax benefits related to equity-based compensation, we believe there is uncertainty as to when we will be able to utilize certain of our NOLs, credit carryforwards and other deferred tax assets (DTAs). Therefore, we have recorded a valuation allowance against the DTAs for which we have concluded it is more-likely-than-not they will not be realized.
Should our operating results continue to improve and projections show continued utilization of the tax attributes, we would consider that as significant positive evidence and our future reassessment would likely result in the determination that a valuation allowance is no longer required. We believe sufficient positive evidence may arise in 2021 such that we would release substantially all of the federal and state valuation allowance. If this were to occur, it would result in a reversal of substantially all of the valuation allowance with a corresponding non-cash income tax benefit, thereby increasing the total DTAs.
Uncertain Tax Positions
The total amount of gross unrecognized tax benefits was $55.5 million as of March 31, 2021, of which $21.0 million, if fully recognized, would decrease our effective tax rate. Although we believe the amounts reflected in our tax returns substantially comply with applicable U.S. federal, state and foreign tax regulations, the respective taxing authorities may take contrary positions based on their interpretation of the law. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision or benefit for income taxes in the period in which a final determination is made.
14.    Income Per Share
Basic income per share is computed by dividing net income attributable to GoDaddy Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted income per share is computed giving effect to all potentially dilutive shares unless their effect is antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted income per share is as follows:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income	$10.8	$43.2
Less: net income attributable to non-controlling interests	—	0.3
Net income attributable to GoDaddy Inc.	$10.8	$42.9
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	169,435	173,113
Effect of dilutive securities:
Class B common stock	584	1,360
Stock options	1,377	2,355
RSUs, PSUs and ESPP shares	1,657	1,029
Weighted-average shares of Class A Common stock outstanding—diluted	173,053	177,857

Net income attributable to GoDaddy Inc. per share of Class A common stock—basic	$0.06	$0.25
Net income attributable to GoDaddy Inc. per share of Class A common stock—diluted(1):	$0.06	$0.24
_________________________________
(1)The diluted income per share calculations exclude net income attributable to non-controlling interests.

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted income per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended March 31,
	2021	2020
Options	734	1,868
RSUs, PSUs and ESPP shares	393	1,262
	1,127	3,130
Shares of Class B common stock do not share in our earnings and are not participating securities. Accordingly, separate presentation of income per share of Class B common stock under the two-class method has not been presented. Each share of Class B common stock (together with a corresponding LLC Unit) is exchangeable for one share of Class A common stock.
15.    Geographic Information
Revenue by geography is based on the customer's billing address and was as follows:

	Three Months Ended March 31,
	2021	2020
U.S.	$598.0	$529.6
International	303.1	262.4
	$901.1	$792.0
No individual international country represented more than 10% of total revenue in any period presented.
Property and equipment, net by geography was as follows:

	March 31, 2021	December 31, 2020
U.S.	$191.2	$198.3
France	25.2	27.0
All other international	30.1	32.0
	$246.5	$257.3
No other individual international country represented more than 10% of property and equipment, net in any period presented.

16.    Accumulated Other Comprehensive Loss
The following table presents AOCI activity in equity:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Total AOCI
Gross balance as of December 31, 2020(2)	$(98.8)	$(32.8)	$(131.6)
Other comprehensive income (loss) before reclassifications	33.7	(28.5)	5.2
Amounts reclassified from AOCI	—	55.0	55.0
Other comprehensive income	33.7	26.5	60.2
	$(65.1)	$(6.3)	(71.4)
Less: AOCI attributable to non-controlling interests			0.2
Balance as of March 31, 2021			$(71.2)

Gross balance as of December 31, 2019(2)	$(54.6)	$(24.3)	$(78.9)
Other comprehensive income (loss) before reclassifications	(24.9)	(0.1)	(25.0)
Amounts reclassified from AOCI	—	26.1	26.1
Other comprehensive income (loss)	(24.9)	26.0	1.1
	$(79.5)	$1.7	(77.8)
Less: AOCI attributable to non-controlling interests			0.6
Balance as of March 31, 2020			$(77.2)
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
17.    Subsequent Events
Acquisitions
In April 2021, we executed four acquisition agreements for aggregate consideration of approximately $220.0 million in cash at closing, subject to customary adjustments, and deferred cash payments totaling approximately $13.0 million. One of the agreements also includes a variable earn-out payment of up to $12.0 million based on the achievement of specified performance conditions. On April 12, 2021, we closed one of the acquisitions and expect the remaining acquisitions to close in the second quarter of 2021, subject to the satisfaction of customary closing conditions.
Share Repurchases
In May 2021, our board of directors approved the repurchase of up to an additional $775.0 million of our Class A common stock, as described in Note 5.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included in this Quarterly Report on Form 10-Q as well as our audited financial statements and related notes and the discussion in the "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of our 2020 Form 10-K.
(Throughout this discussion and analysis, dollars are in millions and shares are in thousands.)
COVID-19 Pandemic
We have implemented a variety of measures to attempt to minimize the impact of the ongoing COVID-19 pandemic on our business and to ensure the availability and functioning of our critical infrastructure to promote the safety and security of our employees and to support the communities in which we operate. These measures include requiring remote working arrangements for nearly all of our workforce through at least the end of June 2021. We continue to follow the guidance of national and local government leaders, as well as health experts, to best determine when to start bringing our employees back into the office. To date, incremental costs associated with these remote working arrangements have not been material. However, remote working arrangements have increased the risk of cybersecurity incidents as individuals are working through less secure network connections.
While the pandemic has not had a material impact on our results, the extent to which it may impact our future financial results and operations will depend on future developments. Such developments, which are uncertain and difficult to predict, may include: i) the duration of the virus; ii) the widespread distribution and long-term efficacy of recently-developed vaccines and the availability of effective treatments; iii) the duration and parameters of governmental measures put in place to control the spread of the virus; and iv) the future economic impacts that will be sustained. The potential effects of COVID-19 could impact us in a number of ways including, but not limited to, reductions to our sales or profitability, less demand for certain of our products, the introduction of new laws and regulations affecting our business, fluctuations in foreign currency and interest rates, the availability and costs of future borrowings, increased credit risks of our customers and counterparties and potential asset impairments.
We are actively monitoring the pandemic and the potential impacts it may have on our financial position, results of operations and cash flows in the future. See "Risk Factors" for additional information on the risks we may face associated with COVID-19.
First Quarter Financial Highlights
Below are our key financial highlights for the three months ended March 31, 2021, with comparisons to the three months ended March 31, 2020.
•Total revenue of $901.1 million, an increase of 13.8%, or approximately 13.4% on a constant currency basis(1).
•International revenue of $303.1 million, an increase of 15.5%, or approximately 14.4% on a constant currency basis(1).
•Total bookings(2) of $1,088.7 million, an increase of 14.5%, or approximately 13.5% on a constant currency basis(1).
•Net income of $10.8 million.
•Net cash provided by operating activities of $221.3 million, a decrease of 5.1%.
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

	Three Months Ended March 31,
	2021		2020
	$	% of Total Revenue	$	% of Total Revenue

Revenue:
Domains	$422.7	46.9%	$355.9	45.0%
Hosting and presence	310.3	34.4%	297.2	37.5%
Business applications	168.1	18.7%	138.9	17.5%
Total revenue	901.1	100.0%	792.0	100.0%
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	321.2	35.7%	277.1	35.0%
Technology and development	186.4	20.7%	134.5	17.0%
Marketing and advertising	132.7	14.7%	93.1	11.7%
Customer care	78.6	8.7%	85.2	10.8%
General and administrative	95.2	10.6%	85.5	10.8%
Depreciation and amortization	49.0	5.4%	52.2	6.6%
Total costs and operating expenses	863.1	95.8%	727.6	91.9%
Operating income	38.0	4.2%	64.4	8.1%
Interest expense	(28.7)	(3.2)%	(21.2)	(2.7)%
Other income (expense), net	0.7	0.1%	(1.4)	(0.2)%
Income before income taxes	10.0	1.1%	41.8	5.2%
Benefit for income taxes	0.8	0.1%	1.4	0.2%
Net income	10.8	1.2%	43.2	5.4%
Less: net income attributable to non-controlling interests	—	—%	0.3	—%
Net income attributable to GoDaddy Inc.	$10.8	1.2%	$42.9	5.4%
Revenue
We generate substantially all of our revenue from sales of subscriptions, including domain registrations and renewals, hosting and presence products and business applications products. Our subscriptions can range from monthly terms to multi-annual terms of up to ten years depending on the product. We generally collect the full amount of subscription fees at the time of sale, while revenue is recognized over the period in which the performance obligations are satisfied, which is generally over the contract term. Revenue is presented net of refunds, and we maintain a reserve to provide for refunds granted to customers.
Domains revenue primarily consists of revenue from the sale of domain registrations and renewals, aftermarket domain sales and domain add-ons such as domain protection.
Hosting and presence revenue primarily consists of revenue from the sale of subscriptions for website hosting, website security and website building products.
Business applications revenue primarily consists of revenue from the sale of subscriptions for third-party productivity applications, email accounts, email marketing tools and telephony solutions.

The following table presents our revenue for the periods indicated:

	Three Months Ended March 31,		Change
	2021	2020	$	%

Domains	$422.7	$355.9	$66.8	19%
Hosting and presence	310.3	297.2	13.1	4%
Business applications	168.1	138.9	29.2	21%
Total revenue	$901.1	$792.0	$109.1	14%
The 13.8% increase in total revenue for the three months ended March 31, 2021, was driven by growth in total customers and average revenue per user as well as contributions from acquisitions completed after March 31, 2020. The increase in customers impacted each of our revenue lines, as the additional customers purchased subscriptions across our product portfolio.
Domains
The 18.8% increase in domains revenue for the three months ended March 31, 2021 was primarily driven by the increase in domains under management from 79.5 million as of March 31, 2020 to 83.6 million as of March 31, 2021, revenue from acquisitions completed after March 31, 2020, increased aftermarket domain sales and international growth.
Hosting and presence
The 4.4% increase in hosting and presence revenue for the three months ended March 31, 2021 was primarily driven by increased demand for our website building and website security products as well as contributions from acquisitions, partially offset by lower demand for certain higher-priced subscriptions, such as GoDaddy Social.
Business applications
The 21.0% increase in business applications revenue for the three months ended March 31, 2021 was primarily driven by increased customer adoption of our productivity solutions.
Bookings
In addition to revenue, we also believe total bookings is a useful supplement in evaluating our performance and helps provide an enhanced understanding of our business:

	Three Months Ended March 31,		Change
	2021	2020	$	%
Total bookings	$1,088.7	$951.1	$137.6	14%
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
The 14.5% increase in total bookings for the three months ended March 31, 2021 was primarily driven by increases in total customers and domains under management, increased aftermarket domain sales, broadened customer adoption of non-domain products, contributions from acquisitions completed after March 31, 2020 and the impact of movements in foreign currency exchange rates.

Reconciliation of bookings
The following table reconciles total bookings to total revenue, its most directly comparable GAAP financial measure.

	Three Months Ended March 31,
	2021	2020

Total bookings:
Total revenue	$901.1	$792.0
Change in deferred revenue(1)	122.7	96.3
Net refunds	62.1	63.3
Other	2.8	(0.5)
Total bookings	$1,088.7	$951.1
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

	Three Months Ended March 31,		Change
	2021	2020	$	%

Cost of revenue (excluding depreciation and amortization)	$321.2	$277.1	$44.1	16%
The 15.9% increase in cost of revenue for the three months ended March 31, 2021 was primarily attributable to higher domain costs driven by the increase in domains under management and increased aftermarket domain sales, increased software licensing fees resulting from higher sales of productivity solutions and increased payment processing fees resulting from our bookings growth.
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

	Three Months Ended March 31,		Change
	2021	2020	$	%

Technology and development	$186.4	$134.5	$51.9	39%
The 38.6% increase in technology and development expenses for the three months ended March 31, 2021 was primarily due to approximately $29.0 million in compensation expense resulting from our acquisitions, primarily Poynt. Additional contributing factors included: (i) increased personnel costs driven by higher average headcount associated with our continued investment in product development, (ii) increased technology costs associated with the growth of our business and our migration to a cloud-based infrastructure and (iii) expenses from acquisitions completed after March 31, 2020.
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

	Three Months Ended March 31,		Change
	2021	2020	$	%

Marketing and advertising	$132.7	$93.1	$39.6	43%
The 42.5% increase in marketing and advertising expenses for the three months ended March 31, 2021 was primarily attributable to increased discretionary spending associated with additional marketing investments we made to drive additional growth.
Customer care
Customer care expenses represent the costs to guide and service our customers, primarily consisting of personnel costs. We expect customer care expenses to fluctuate depending on the level of personnel required to support our business.

	Three Months Ended March 31,		Change
	2021	2020	$	%

Customer care	$78.6	$85.2	$(6.6)	(8)%
The 7.7% decrease in customer care expenses for the three months ended March 31, 2021 was primarily due to the headcount reductions related to the restructuring plan we implemented during the second quarter of 2020 as well as operating efficiencies gained as we scale our business and increase our use of alternative methods of customer interaction.
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

	Three Months Ended March 31,		Change
	2021	2020	$	%

General and administrative	$95.2	$85.5	$9.7	11%
The 11.3% increase in general and administrative expenses for the three months ended March 31, 2021 was primarily due to increased acquisition-related expenses and professional fees, partially offset by lower travel and other general costs.
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

	Three Months Ended March 31,		Change
	2021	2020	$	%

Depreciation and amortization	$49.0	$52.2	$(3.2)	(6)%
There were no material changes in depreciation and amortization.
Interest expense

	Three Months Ended March 31,		Change
	2021	2020	$	%

Interest expense	$28.7	$21.2	$7.5	35%
The 35.4% increase in interest expense for the three months ended March 31, 2021 was primarily driven by the issuance of the 2027 Term Loans in August 2020 and the 2029 Senior Notes in February 2021, as further discussed in Note 9 to our financial statements, partially offset by a decrease in the effective interest rate on our variable rate borrowings.
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
We have incurred significant long-term debt to fund acquisitions and the settlement of our prior tax receivable agreements as well as for our working capital needs, and as a result, we are limited as to how we conduct our business and may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities, strategic acquisitions or share repurchases. However, the restrictions under our long-term debt agreements are subject to a number of qualifications and may be amended with the consent of the lenders and the holders of the senior notes, as applicable.

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
Credit Facility and Senior Notes
Our long-term debt consists of the Credit Facility and the senior notes. In February 2021, we issued the $800.0 million 2029 Senior Notes, which bear interest at 3.50%. The proceeds were retained for general corporate purposes, which may include working capital, capital expenditures and potential acquisitions and strategic transactions. In addition, in March 2021, we refinanced the 2027 Term Loans to lower the interest rate margins by 0.5%. See Note 9 to our financial statements for additional information regarding our long-term debt.
Our long-term debt agreements contain covenants restricting, among other things, our ability, or the ability of our subsidiaries, to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes including mergers and consolidations, sell assets, make restricted payments including dividends, distributions and investments, prepay junior indebtedness and engage in operations other than in connection with acting as a holding company, subject to customary exceptions. As of March 31, 2021, we were in compliance with all such covenants and had no amounts drawn on our Revolver.
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
Share Repurchases
During the three months ended March 31, 2021, we repurchased a total of 2,544 shares of our Class A common stock in the open market under our approved share repurchase program for an aggregate purchase price of $195.1 million, including commissions. In April 2021, we repurchased an additional 956 shares of our Class A common stock in the open market for an aggregate purchase price of $80.8 million, including commissions.
In May 2021, our board of directors approved the repurchase of up to an additional $775.0 million of our Class A common stock, as described in Note 5 to our financial statements. As of the date of this filing, we have approximately $1.0 billion remaining available for repurchases.
Acquisitions
In February 2021, we completed the acquisition of Poynt for $297.7 million in cash consideration to expand our commerce capabilities. At closing, we also paid an additional $29.4 million in cash that was recorded as compensation expense during the three months ended March 31, 2021. The acquisition agreements also call for $45.0 million in additional compensatory cash payments subject to certain performance and employment conditions over the three year period following the closing date. See Note 3 to our financial statements for additional discussion.
In April 2021, we executed four acquisition agreements for aggregate consideration of approximately $220.0 million in cash at closing, subject to customary adjustments. See Note 17 to our financial statements for additional discussion.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2021	2020

Net cash provided by operating activities	$221.3	$233.3
Net cash used in investing activities	(306.5)	(135.9)
Net cash provided by (used in) financing activities	613.7	(307.3)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	(1.5)
Net increase (decrease) in cash and cash equivalents	$527.9	$(211.4)
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
Net cash provided by operating activities decreased $12.0 million from $233.3 million during the three months ended March 31, 2020 to $221.3 million during the three months ended March 31, 2021, primarily due to the $29.4 million in compensatory payments made in connection with the closing of our acquisition of Poynt as well as increased discretionary spending associated with the marketing investments we made to drive additional growth, partially offset by our increased bookings.
Investing Activities
Our investing activities generally consist of strategic acquisitions and purchases of property and equipment to support the overall growth of our business and our increased international presence.
Net cash used in investing activities increased $170.6 million from $135.9 million during the three months ended March 31, 2020 to $306.5 million during the three months ended March 31, 2021, primarily driven by a $152.1 million increase in spending for business acquisitions and a $23.7 million sale of short-term investments in 2020.
Financing Activities
Our financing activities generally consist of long-term debt borrowings, the repayment of principal on long-term debt, stock option exercises and share repurchases.
Net cash from financing activities increased $921.0 million from $307.3 million used during the three months ended March 31, 2020 to $613.7 million provided during the three months ended March 31, 2021, primarily due to $800.0 million in proceeds from the issuance of the 2029 Senior Notes and a $135.6 million decrease in share repurchases.
Deferred Revenue
See Note 7 to our financial statements for details regarding the expected future recognition of deferred revenue.
Off-Balance Sheet Arrangements
As of March 31, 2021 and December 31, 2020, we had no off-balance sheet arrangements that had, or which are reasonably likely to have, a material effect on our financial statements.

Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with GAAP, and in doing so, we make estimates, assumptions and judgments affecting the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosure of contingent assets and liabilities. We base our estimates, assumptions and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances, and we evaluate these estimates, assumptions and judgments on an ongoing basis. Different assumptions and judgments would change the estimates used in the preparation of our financial statements, which, in turn, could change our results from those reported. We refer to estimates, assumptions and judgments of this type as our critical accounting policies and estimates, which we discussed in our 2020 Form 10-K. We review our critical accounting policies and estimates with the audit and finance committee of our board of directors on an annual basis.
There have been no material changes in our critical accounting policies from those disclosed in our 2020 Form 10-K.
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
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts may fail to meet their contractual obligations. To mitigate such counterparty credit risk, we enter into contracts only with carefully selected financial institutions based upon ongoing evaluations of their creditworthiness. As a result, we do not believe we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of March 31, 2021.
Foreign Currency Risk
We manage our exposure to changes in foreign currency exchange rates through the use of foreign exchange forward contracts and cross-currency swap contracts. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and cash equivalents.
Foreign Exchange Forward Contracts
A portion of our bookings, revenue and operating expenses is denominated in foreign currencies, which are subject to exchange rate fluctuations. Our most significant foreign currency exposures are the Euro, the British pound, the Indian Rupee and the Canadian dollar. Our reported bookings, revenues and operating results may be impacted by fluctuations in foreign currency exchange rates. Fluctuations in exchange rates may also cause us to recognize transaction gains and losses in our statements of operations; such amounts were not material during the period. As our international operations continue to grow, our exposure to fluctuations in exchange rates will increase, which may increase the costs associated with this growth. During the three months ended March 31, 2021, total bookings growth in constant currency would have been approximately 100 basis points lower and total revenue growth would have been approximately 40 basis points lower. Constant currency is calculated by translating bookings and revenue for each month in the current period using the foreign currency exchange rate for the corresponding month in the prior period, excluding any hedging gains or losses realized during the period.
From time-to-time, we may utilize foreign exchange forward contracts to manage the volatility of our bookings and revenue related to foreign currency transactions. These forward contracts reduce, but do not eliminate, the impact of adverse currency exchange rate fluctuations. We generally designate these forward contracts as cash flow hedges for accounting purposes. Changes in the intrinsic value of designated hedges are recorded as a component of AOCI. Gains and losses, once realized, are recorded as a component of AOCI and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. As of March 31, 2021, the realized and unrealized losses included in AOCI related to designated hedges were $6.3 million and $9.2 million, respectively.

Cross-Currency Swap Contract
In order to manage variability due to movements in foreign currency exchange rates related to a Euro-denominated intercompany loan, we entered into a five-year cross-currency swap in April 2017. The cross-currency swap, which matures on April 3, 2022, had a notional amount of €1,193.6 million as of March 31, 2021 and converts the fixed rate Euro-denominated interest and principal receipts on the intercompany loan into fixed U.S. dollar interest and principal receipts. The cross-currency swap, which is designated as a cash flow hedge and recognized as an asset or liability at fair value, effectively creates a fixed-rate U.S. dollar intercompany loan from a fixed rate Euro-denominated intercompany loan, thereby reducing our exposure to fluctuations between the Euro and U.S. dollar. Changes to the fair value of the cross-currency swap due to changes in the value of the U.S. dollar relative to the Euro would be largely offset by the net change in the fair values of the underlying hedged items.
Interest Rate Risk
Interest rate risk reflects our exposure to movements in interest rates associated with our variable-rate debt. See Note 9 to our financial statements for additional information regarding our long-term debt.
Total borrowings under our 2024 Term Loans were $1,801.1 million as of March 31, 2021. These borrowings bear interest at a rate equal to, at our option, either (a) LIBOR plus 1.75% per annum or (b) 0.75% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%.
Total borrowings under our 2027 Term Loans were $744.4 million as of March 31, 2021. These borrowings bear interest at a rate equal to, at our option, either (a) LIBOR plus 2.00% per annum or (b) 1.0% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0% .
All LIBOR-based interest rates under the Credit Facility are subject to a 0.0% floor on LIBOR.
In April 2017, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement to effectively convert a portion of the variable rate borrowings under the 2024 Term Loans to a fixed rate of 5.44%. This interest rate swap, which matures on April 3, 2022, had a notional amount of $1,272.4 million as of March 31, 2021.
In August 2020, we entered into seven-year pay-fixed rate, receive-floating rate interest rate swap arrangements to effectively convert the variable one-month LIBOR interest rate on the 2027 Term Loans borrowings to a fixed rate of 0.705%. These interest rate swaps, which mature on August 10, 2027, had an aggregate notional amount of $744.4 million as of March 31, 2021.
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
Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2021 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
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
The process of developing new products and technology is complex and uncertain. If we fail to accurately predict customers' changing needs, such as the need for expanded online and offline commerce tools, or emerging technological trends, such as artificial intelligence, or if we fail to achieve the benefits expected from our investments in technology, our business could be harmed. These product and technology investments include those we develop internally, such as our "do-it-yourself" website builder Websites + Marketing, our hosting platforms and our security products, those we acquire and develop as a result of acquisitions, such as Poynt, Over, Uniregistry's registrar and brokerage business, Neustar and SkyVerge, and those related to our partner programs, such as Microsoft. We must continue to commit significant resources to develop our technology in order to maintain our competitive position, and these commitments will be made without knowing whether such investments will result in products our customers need and will buy. Our new products or product enhancements could fail to attain meaningful customer acceptance for many reasons, including:
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
Bookings outside of the U.S. represented approximately 32%, 33% and 35% of our totals for 2020, 2019 and 2018, respectively. We continue to localize our products in numerous markets, languages and currencies, expand our systems to accept payments in forms common outside of the U.S., focus our marketing efforts in numerous non-U.S. geographies, tailor our customer care offerings to serve these markets, expand our infrastructure in various non-U.S. locations and establish customer care operations in overseas locations. Conducting and expanding international operations subjects us to risks we generally do not face in the U.S., including:
•management, communication and integration problems resulting from language barriers, cultural differences and geographic dispersion of our customers and personnel;
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

Furthermore, through our acquisitions of Over, Uniregistry's registrar and brokerage business and Neustar's registry business, we've continued to expand our international presence with operations in South Africa, Grand Cayman and Colombia. Our international expansion efforts may be slow or unsuccessful to the extent we experience difficulties in recruiting, training, managing and retaining qualified personnel with international experience, language skills and cultural competencies in the geographic markets we target, which could negatively impact our bookings and operating results. Recruiting highly skilled employees in international markets poses additional challenges as we may have less data and market expertise than we have when recruiting domestically. We may also face challenges recruiting and onboarding personnel as we adopt more extensive work-from-home policies. Furthermore, as we continue to expand internationally, it may prove difficult to maintain our corporate culture, which we believe has been critical to our success.
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
As part of our business strategy, we have in the past made, and may in the future make, acquisitions or investments in companies, talent, products, domain portfolios and technologies we believe will complement or supplement our business and address the needs of our customers, such as our acquisitions of Over, Uniregistry's registrar and brokerage business, the Neustar registry business, SkyVerge and Poynt. We cannot ensure we will be able to successfully integrate the acquired products, talent and technology or achieve the revenue and expense synergies we expect as a result of these transactions. Even if we do successfully integrate the acquired products we may not successfully integrate the acquired brands into our portfolio or may decide to modify, retire or change the direction of the brands, which could adversely affect our operating results. If we fail to properly evaluate, execute or integrate acquisitions or investments, the anticipated benefits may not be realized, we may be exposed to unknown or unanticipated liabilities and our business and growth prospects could be harmed.
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
We rely on third parties, and other parties with which those third parties contract, to perform certain technology, processing, servicing and support functions on our behalf, and may in the future choose to transition a function previously managed by us to such third parties. In particular, we are in the process of transitioning from company-owned and co-located data centers to third-party cloud computing and hosting providers, including AWS. When we choose to transition a function to a third party, we may spend significant time and effort, incur higher costs than originally expected and experience delays in completing such transition. We may never realize any of the anticipated benefits of relying on such third parties, including acquisition of new customers, improved product features and positive financial results. In addition, these third parties are vulnerable to operational and technological disruptions, including from cyber attacks, which may negatively impact our ability to provide services to our customers, operate our business and fulfill our financial reporting obligations. We may have limited remedies against these third parties in the event of service disruptions. If third parties are unable to perform these functions on our behalf because of service interruptions or extended outages, or because those services are no longer available on commercially reasonable terms, our expenses could increase and our customers' use of our products could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business.
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
Competition for highly skilled personnel is frequently intense, particularly in U.S. tech hubs such as the San Francisco Bay area, Seattle, Austin and the Boston area. Competition may be exacerbated by intensified restrictions on travel and social distancing during the COVID-19 pandemic and other future health crises. To the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information. We are limited in our ability to recruit global talent by U.S. immigration laws, including those related to H1-B visas. The demand for H-1B visas to fill highly-skilled IT and computer science jobs is greater than the number of H-1B visas available each year. In addition, immigration laws may be modified to further limit the availability of H1-B visas. If a new or revised visa program is implemented, it may impact our ability to recruit, hire and retain qualified skilled personnel, which could adversely impact our business, operating results and financial condition.
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
We are a holding company and have no material assets other than our ownership of limited liability company units of Desert Newco. We have no independent means of generating revenue or cash flows. We have caused, and intend to continue to cause, Desert Newco to make distributions to us, as its managing member, in an amount sufficient to cover all expenses, applicable taxes payable and dividends, if any, declared by our board of directors. To the extent we need funds and Desert Newco is restricted from making such distributions under applicable law or regulation or under any present or future debt covenants or is otherwise unable to provide such funds, it could materially adversely affect our business, financial condition, results of operations and cash flows.
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
ICANN has periodically authorized the introduction of new TLDs and made domain names related to them available for registration. Our competitive position depends in part on our ability to secure access to these new TLDs. A significant portion of our business relies on our ability to sell domain name registrations to our customers, and any limitations on our access to newly-

created TLDs could adversely impact our ability to sell domain name registrations to customers, and thus adversely impact our business.
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
The trading price of our Class A common stock is likely to be highly volatile and these fluctuations could cause you to lose all or part of your investment in our common stock. Since shares of our Class A common stock were sold in our IPO in April 2015 at a price of $20.00 per share, the reported high and low sales prices of our Class A common stock have ranged from $21.04 to $93.75 per share through March 31, 2021. Factors that may cause the market price of our Class A common stock to fluctuate include:
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
In the past, our board of directors has approved the repurchase of shares of our Class A common stock. In May 2021, our board of directors approved the repurchase of up to an additional $775.0 million of our Class A common stock. As of the date of this filing, we have approximately $1.0 billion remaining available for repurchases. Under this or any other future share repurchase programs, we may make share repurchases through a variety of methods, including open share market purchases, block transactions or privately negotiated transactions, in accordance with applicable federal securities laws. Future share repurchase programs may have no time limit, may not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
General macro-economic conditions, such as a recession or economic slowdown in the U.S. or internationally, including as a result of the COVID-19 pandemic, could adversely affect demand for our products and make it difficult to accurately forecast and plan our future business activities. Spending patterns of small businesses and independent ventures, which make up a substantial portion of our customer base, are difficult to predict and are sensitive to the general economic climate, the economic outlook specific to small businesses and ventures, the then-current level of profitability experienced by these groups and overall consumer confidence. As a result of general macro-economic conditions, our customers may not be able to afford to renew existing products or buy additional products, or they may turn to lower-cost offerings from our competitors. Our higher-priced services and aftermarket offerings have been, and may continue to be, negatively impacted by COVID-19 as customers become more price-conscious. In addition, our customers may be affected by changes in trade policies, treaties, government regulations and tariffs. Trade protection measures, retaliatory actions, tariffs and increased barriers, policies favoring domestic industries, or increased import or export licensing requirements or restrictions could have a negative effect on the overall macro economy and our customers, which could have an adverse impact on our operating results.
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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchases during the three months ended March 31, 2021 were as follows:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs (in millions)
January 1 - January 31	—	N/A	—
February 1 - February 28	278	$81.15	278
March 1 - March 31	2,266	$76.13	2,266
Total	2,544		2,544	$305.0

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
None.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.1	Indenture, dated as of February 25, 2021, by and among Go Daddy Operating Company, LLC, GD Finance Co, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-36904	4.1	2/26/2021
4.2	Form of 3.500% Senior Note due 2029 (included in Exhibit 4.1)	8-K	001-36904	4.2	2/26/2021
10.1	Purchase Agreement, dated as of February 22, 2021, by and among Go Daddy Operating Company, LLC, GD Finance Co, Inc., the guarantors party thereto and the Initial Purchasers	8-K	001-36904	10.1	2/26/2021
10.2	Fifth Amendment Agreement to the Second Amended and Restated Credit Agreement by and among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, Inc., the lending institutions from time to time party thereto, and Barclays Bank PLC, effective as of March 8, 2021	8-K	001-36904	10.1	3/11/2021
10.3+*	Transition and Separation Agreement and Release, dated as of February 10, 2021, by and among GoDaddy.com, LLC, GoDaddy Inc. and Nima Kelly.
10.4+*	Transition and Separation Agreement and Release, dated as of February 10, 2021, by and among GoDaddy.com, LLC, GoDaddy Inc. and Ray E. Winborne.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	The certifications attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of GoDaddy Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GODADDY INC.

Date:	May 5, 2021	/s/ Ray E. Winborne
Ray E. Winborne
Chief Financial Officer