Form 10-Q
period 2021-06-30
GoDaddy Inc.
filed 2021-08-05
CIK 1609711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                         ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒
As of July 30, 2021, there were 168,830,425 shares of GoDaddy Inc.'s Class A common stock, $0.001 par value per share, outstanding and 378,723 shares of GoDaddy Inc.'s Class B common stock, $0.001 par value per share, outstanding.

GoDaddy Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2021

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
•our ability to integrate acquisitions, including our recent acquisition of Poynt Co., our entry into new lines of business and our ability to achieve expected results from our integrations and new lines of business;
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
ii

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
iii

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
GoDaddy Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except shares in thousands and per share amounts)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$1,375.2	$765.2
Accounts and other receivables	54.6	41.8
Registry deposits	31.0	31.1
Prepaid domain name registry fees	426.5	392.4
Prepaid expenses and other current assets	103.5	60.8
Total current assets	1,990.8	1,291.3
Property and equipment, net	241.8	257.3
Operating lease assets	128.2	142.0
Prepaid domain name registry fees, net of current portion	183.0	176.1
Goodwill	3,525.2	3,275.1
Intangible assets, net	1,242.4	1,255.1
Other assets	50.7	36.0
Total assets	$7,362.1	$6,432.9
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$77.4	$51.0
Accrued expenses and other current liabilities	483.6	527.6
Deferred revenue	1,871.4	1,711.3
Long-term debt	24.1	24.3
Total current liabilities	2,456.5	2,314.2
Deferred revenue, net of current portion	767.0	725.1
Long-term debt, net of current portion	3,869.3	3,090.1
Operating lease liabilities, net of current portion	153.4	166.7
Other long-term liabilities	62.4	56.6
Deferred tax liabilities	84.9	92.0
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.001 par value - 50,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value - 1,000,000 shares authorized; 168,720 and 169,157 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	0.2	0.2
Class B common stock, $0.001 par value - 500,000 shares authorized; 379 and 688 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	1,458.0	1,308.8
Accumulated deficit	(1,409.2)	(1,190.9)
Accumulated other comprehensive loss	(82.3)	(131.0)
Total stockholders' deficit attributable to GoDaddy Inc.	(33.3)	(12.9)
Non-controlling interests	1.9	1.1
Total stockholders' deficit	(31.4)	(11.8)
Total liabilities and stockholders' deficit	$7,362.1	$6,432.9
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except shares in thousands and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Domains	$436.7	$369.6	$859.4	$725.5
Hosting and presence	318.5	292.2	628.8	589.4
Business applications	176.1	144.6	344.2	283.5
Total revenue	931.3	806.4	1,832.4	1,598.4
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	332.0	289.4	653.2	566.5
Technology and development	172.0	135.9	358.4	270.4
Marketing and advertising	126.5	104.4	259.2	197.5
Customer care	78.3	83.8	156.9	169.0
General and administrative	84.5	82.2	179.7	167.7
Restructuring charges	—	39.4	—	39.4
Depreciation and amortization	50.0	48.4	99.0	100.6
Total costs and operating expenses	843.3	783.5	1,706.4	1,511.1
Operating income	88.0	22.9	126.0	87.3
Interest expense	(32.6)	(19.4)	(61.3)	(40.6)
Tax receivable agreements liability adjustment	—	(674.7)	—	(674.7)
Other income (expense), net	(0.9)	(1.1)	(0.2)	(2.5)
Income (loss) before income taxes	54.5	(672.3)	64.5	(630.5)
Benefit (provision) for income taxes	(7.6)	(0.9)	(6.8)	0.5
Net income (loss)	46.9	(673.2)	57.7	(630.0)
Less: net income attributable to non-controlling interests	0.1	—	0.1	0.3
Net income (loss) attributable to GoDaddy Inc.	$46.8	$(673.2)	$57.6	$(630.3)
Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock:
Basic	$0.28	$(4.06)	$0.34	$(3.72)
Diluted	$0.27	$(4.06)	$0.33	$(3.72)
Weighted-average shares of Class A common stock outstanding:
Basic	168,204	165,845	168,816	169,479
Diluted	171,129	165,845	172,388	169,479
___________________________
(1) Costs and operating expenses include equity-based compensation expense as follows:
Cost of revenue	$0.2	$0.2	$0.4	$0.3
Technology and development	27.9	22.0	54.9	43.1
Marketing and advertising	7.0	5.4	13.2	10.0
Customer care	3.7	3.3	6.7	5.9
General and administrative	12.6	17.7	28.8	34.7
Total equity-based compensation expense	$51.4	$48.6	$104.0	$94.0
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$46.9	$(673.2)	$57.7	$(630.0)
Foreign exchange forward contracts gain (loss), net	0.9	(8.0)	3.0	6.3
Unrealized swap gain (loss), net of tax effect(1)	(6.1)	(4.1)	18.3	7.6
Change in foreign currency translation adjustment	(5.9)	(10.7)	27.8	(35.6)
Comprehensive income (loss)	35.8	(696.0)	106.8	(651.7)
Less: comprehensive income (loss) attributable to non-controlling interests	0.1	(0.1)	0.4	0.3
Comprehensive income (loss) attributable to GoDaddy Inc.	$35.7	$(695.9)	$106.4	$(652.0)
___________________________
(1) The tax effect on our unrealized swap gain (loss) is reflected below:
Unrealized swap gain (loss), gross	$(5.1)	$(7.0)	$19.8	$8.7
Income tax effect	1.0	(2.9)	1.5	1.1
Unrealized swap gain (loss), net of tax effect	$(6.1)	$(4.1)	$18.3	$7.6
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Stockholders' Deficit (unaudited)
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	169,157	$0.2	688	$—	$1,308.8	$(1,190.9)	$(131.0)	$1.1	$(11.8)
Net income	—	—	—	—	—	10.8	—	—	10.8
Equity-based compensation, including amounts capitalized	—	—	—	—	53.2	—	—	—	53.2
Stock option exercises	309	—	—	—	11.8	—	—	(0.2)	11.6
Repurchases of Class A common stock	(2,544)	—	—	—	—	(195.1)	—	—	(195.1)
Impact of derivatives, net	—	—	—	—	—	—	26.5	—	26.5
Change in foreign currency translation adjustment	—	—	—	—	—	—	33.7	—	33.7
Vesting of restricted stock units and other	1,523	—	(209)	—	(0.4)	—	(0.4)	0.9	0.1
Balance at March 31, 2021	168,445	0.2	479	—	1,373.4	(1,375.2)	(71.2)	1.8	(71.0)
Net income	—	—	—	—	—	46.8	—	0.1	46.9
Equity-based compensation, including amounts capitalized	—	—	—	—	52.1	—	—	—	52.1
Stock option exercises	337	—	—	—	14.2	—	—	—	14.2
Repurchases of Class A common stock	(956)	—	—	—	—	(80.8)	—	—	(80.8)
Issuance of Class A common stock under ESPP	291	—	—	—	18.4	—	—	—	18.4
Impact of derivatives, net	—	—	—	—	—	—	(5.2)	—	(5.2)
Change in foreign currency translation adjustment	—	—	—	—	—	—	(5.9)	—	(5.9)
Vesting of restricted stock units and other	603	—	(100)	—	(0.1)	—	—	—	(0.1)
Balance at June 30, 2021	168,720	$0.2	379	$—	$1,458.0	$(1,409.2)	$(82.3)	$1.9	$(31.4)

GoDaddy Inc.
Condensed Consolidated Statements of Stockholders' Deficit (unaudited) (continued)
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	172,867	$0.2	1,490	$—	$1,003.5	$(153.5)	$(78.2)	$10.1	$782.1
Net income	—	—	—	—	—	42.9	—	0.3	43.2
Equity-based compensation, including amounts capitalized	—	—	—	—	46.0	—	—	—	46.0
Stock option exercises	724	—	—	—	16.0	—	—	(0.7)	15.3
Repurchases of Class A common stock	(7,341)	—	—	—	—	(398.0)	—	—	(398.0)
Impact of derivatives, net	—	—	—	—	—	—	26.0	—	26.0
Change in foreign currency translation adjustment	—	—	—	—	—	—	(24.9)	—	(24.9)
Vesting of restricted stock units and other	1,377	—	(204)	—	1.4	(0.6)	(0.1)	(1.3)	(0.6)
Balance at March 31, 2020	167,627	0.2	1,286	—	1,066.9	(509.2)	(77.2)	8.4	489.1
Net loss	—	—	—	—	—	(673.2)	—	—	(673.2)
Equity-based compensation, including amounts capitalized	—	—	—	—	49.4	—	—	—	49.4
Stock option exercises	907	—	—	—	29.7	—	—	(0.5)	29.2
Repurchases of Class A common stock	(2,645)	—	—	—	—	(143.7)	—	—	(143.7)
Issuance of Class A common stock under ESPP	302	—	—	—	17.5	—	—	—	17.5
Impact of derivatives, net	—	—	—	—	—	—	(12.1)	—	(12.1)
Change in foreign currency translation adjustment	—	—	—	—	—	—	(10.7)	—	(10.7)
Vesting of restricted stock units and other	560	—	(166)	—	1.0	—	0.1	(1.1)	—
Balance at June 30, 2020	166,751	$0.2	1,120	$—	$1,164.5	$(1,326.1)	$(99.9)	$6.8	$(254.5)
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net income (loss)	$57.7	$(630.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	99.0	100.6
Equity-based compensation expense	104.0	94.0
Non-cash restructuring charges	—	29.0
Tax receivable agreements liability adjustment	—	674.7
Other	16.8	18.4
Changes in operating assets and liabilities, net of amounts acquired:
Prepaid domain name registry fees	(40.6)	(17.5)
Prepaid expenses and other current assets	(20.9)	(16.9)
Accounts payable	25.7	7.2
Deferred revenue	196.4	155.1
Other operating assets and liabilities	(7.4)	(13.2)
Net cash provided by operating activities	430.7	401.4
Investing activities
Maturities of short-term investments	—	23.7
Business acquisitions, net of cash acquired	(320.1)	(189.9)
Purchases of intangible assets	(9.8)	—
Purchases of property and equipment	(21.1)	(30.7)
Purchases of equity investments	(10.0)	—
Other investing activities	1.1	0.3
Net cash used in investing activities	(359.9)	(196.6)
Financing activities
Proceeds received from:
Issuance of senior notes	800.0	—
Stock option exercises	25.8	44.5
Issuance of Class A common stock under ESPP	18.4	17.5
Payments made for:
Repurchases of Class A common stock	(275.9)	(541.7)
Repayment of term loans	(16.2)	(12.5)
Other financing obligations	(12.5)	(1.8)
Net cash provided by (used in) financing activities	539.6	(494.0)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(0.9)
Net increase (decrease) in cash and cash equivalents	610.0	(290.1)
Cash and cash equivalents, beginning of period	765.2	1,062.8
Cash and cash equivalents, end of period	$1,375.2	$772.7

Cash paid during the period for:
Interest on long-term debt, including impact of interest rate swaps	$45.7	$36.2
Income taxes, net of refunds received	$11.6	$8.0
Amounts included in the measurement of operating lease liabilities	$27.0	$24.7
Supplemental disclosure of non-cash transactions:
Operating lease assets obtained in exchange for operating lease liabilities	$6.5	$11.1
Accrued purchases of property and equipment at period end	$2.2	$3.7
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except shares in thousands and per share amounts)

1.    Organization and Background
Organization
We are the sole managing member of Desert Newco, and as a result, we consolidate its financial results and report non-controlling interests representing the economic interests held by its other members. The calculation of non-controlling interests excludes any net income attributable directly to GoDaddy Inc. As of June 30, 2021, we owned approximately 99.8% of Desert Newco.
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

Segment
As of June 30, 2021, our chief operating decision maker was our Chief Executive Officer who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance for the entire company. Accordingly, we have a single operating and reportable segment.
2.    Summary of Significant Accounting Policies
Assets Recognized from Contract Costs
Fees paid to various registries at the inception of a domain registration or renewal represent costs to fulfill a contract. We capitalize and amortize these prepaid domain name registry fees to cost of revenue consistent with the pattern of transfer of the product to which the asset relates. Amortization expense of such asset was $167.7 million and $162.3 million for the three months ended June 30, 2021 and 2020, respectively and was $328.6 million and $320.7 million, for the six months ended June 30, 2021 and 2020, respectively.
Fair Value Measurements
The following tables set forth our material assets and liabilities measured and recorded at fair value on a recurring basis:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds and time deposits	$539.1	$—	$—	$539.1
Derivative assets	—	17.7	—	17.7
Total assets	$539.1	$17.7	$—	$556.8
Liabilities:
Derivative liabilities	$—	$158.0	$—	$158.0
Total liabilities	$—	$158.0	$—	$158.0

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$98.0	$—	$—	$98.0
Total assets	$98.0	$—	$—	$98.0
Liabilities:
Derivative liabilities	$—	$216.4	$—	$216.4
Total liabilities	$—	$216.4	$—	$216.4
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

3.    Business Acquisitions
In February 2021, we completed the acquisition of Poynt Co. for $297.1 million in cash consideration to expand our commerce capabilities. Poynt offers a suite of products allowing small businesses to sell and accept payments anywhere, including point-of-sale systems, payments, invoicing and transaction management. At closing, we also paid an additional $29.4 million in cash that was recorded as compensation expense during the three months ended March 31, 2021. The acquisition agreements also call for $45.0 million in additional compensatory cash payments subject to certain performance and employment conditions over the three year period following the closing date.
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
The following table summarizes the preliminary estimated acquisition date fair values of the assets acquired and liabilities assumed:

Total purchase consideration	$297.1
Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	3.2
Indefinite-lived intangible assets	1.3
Finite-lived intangible assets	51.8
Other assets and liabilities, net	0.8
Total assets acquired, net of liabilities assumed	57.1
Goodwill	$240.0
The identified finite-lived intangible assets, which were valued using both income- and cost-based approaches, primarily consist of developed technology and customer relationships, and have a total weighted-average amortization period of 4.2 years.
Pro forma financial information is not presented because the acquisition was not material to our financial statements.
4.    Goodwill and Intangible Assets
The following table summarizes changes in our goodwill balance:

Balance at December 31, 2020	$3,275.1
Goodwill related to acquisitions	263.4
Impact of foreign currency translation	(11.8)
Other	(1.5)
Balance at June 30, 2021	$3,525.2

Intangible assets, net are summarized as follows:

	June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	248.6	n/a	248.6
Contractual-based assets and other	68.3	n/a	68.3
Finite-lived intangible assets:
Customer-related	536.9	$(251.1)	285.8
Developed technology	238.9	(111.4)	127.5
Trade names and other	106.5	(39.3)	67.2
	$1,644.2	$(401.8)	$1,242.4

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	250.3	n/a	250.3
Contractual-based assets	67.0	n/a	67.0
Finite-lived intangible assets:
Customer-related	857.0	$(534.7)	322.3
Developed technology	188.1	(90.7)	97.4
Trade names and other	106.9	(33.8)	73.1
	$1,914.3	$(659.2)	$1,255.1
Amortization expense was $31.7 million and $29.1 million for the three months ended June 30, 2021 and 2020, respectively, and was $62.1 million and $62.3 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the weighted-average remaining amortization period for amortizable intangible assets was 55 months for customer-related intangible assets, 39 months for developed technology and 73 months for trade names and other, and was 53 months in total.
Based on the balance of finite-lived intangible assets as of June 30, 2021, expected future amortization expense is as follows:

Year Ending December 31:
2021 (remainder of)	$62.9
2022	123.6
2023	98.9
2024	83.0
2025	78.1
Thereafter	34.0
$480.5

5.    Stockholders' Equity
In May 2021, our board of directors approved the repurchase of up to an additional $775.0 million of our Class A common stock. We may purchase shares from time to time in open market purchases, block transactions and privately negotiated transactions, in accordance with applicable federal securities laws. Our share repurchase authorizations have no time limit, do not obligate us to make any repurchases and may be modified, suspended or terminated by us at any time without prior notice. The amount and timing of repurchases are subject to a variety of factors including liquidity, share price, market conditions and legal requirements.
During the six months ended June 30, 2021, we repurchased a total of 3,500 shares of our Class A common stock in the open market pursuant to our share repurchase authorizations, which were retired upon repurchase, for an aggregate purchase price of $275.9 million, including commissions. As of June 30, 2021, we had $999.2 million remaining available for repurchases.
6.    Equity-Based Compensation Plans
Equity Plans
On January 1, 2021, an additional 6,794 shares of our Class A common stock were reserved for issuance pursuant to the automatic increase provisions of the 2015 Equity Incentive Plan. As of June 30, 2021, 31,401 shares were available for issuance as future awards under this plan.
On January 1, 2021, an additional 1,000 shares of our Class A common stock were reserved for issuance pursuant to the automatic increase provisions of the 2015 Employee Stock Purchase Plan (the ESPP). As of June 30, 2021, 4,790 shares were available for issuance under the ESPP.
Equity Plan Activity
We have granted stock options at exercise prices equal to the fair market value of our Class A common stock on the grant date. We have granted both stock options and restricted stock awards (RSUs) vesting solely upon the continued service of the recipient as well as performance-based awards (PSUs) with vesting based on either (i) our achievement of financial targets or (ii) our relative total stockholder return (TSR) as compared to an index of public internet companies. We recognize the accounting grant date fair value of equity-based awards as compensation expense over the required service period of each award, taking into account the probability of our achievement of associated performance targets. Compensation expense for TSR-based PSUs is recognized regardless of whether the TSR market condition is satisfied.
The following table summarizes stock option activity:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Exercise Price Per Share ($)
Outstanding at December 31, 2020	3,428	42.79
Exercised	(646)	40.20
Forfeited	(209)	68.29
Outstanding at June 30, 2021	2,573	41.37
Vested at June 30, 2021	2,130	35.72

The following table summarizes stock award activity:

Number of Shares of Class A Common Stock (#)
Outstanding at December 31, 2020	6,133
Granted: RSUs	3,355
Granted: TSR-based PSUs	411
Vested	(1,816)
Forfeited	(824)
Outstanding at June 30, 2021(1)	7,259
_________________________________
(1)Includes financial-based PSUs for which performance targets have not yet been established, and which are not yet considered granted for accounting purposes. The balance of outstanding awards is comprised of the following:

	Number of Shares of Class A Common Stock (#)	Weighted-Average Grant-Date Fair Value Per Share ($)
RSUs	6,483	77.18
TSR-based PSUs	612	106.66
Financial-based PSUs granted for accounting purposes	83	78.62
Financial-based PSUs not yet granted for accounting purposes	81	N/A
Outstanding at June 30, 2021	7,259
As of June 30, 2021, total unrecognized compensation expense related to non-vested stock options and stock awards was $8.7 million and $403.0 million, respectively, with expected remaining weighted-average recognition periods of 1.8 years and 2.7 years, respectively. Such amounts exclude PSUs not yet considered granted for accounting purposes.
7.    Deferred Revenue
Deferred revenue consisted of the following:

	June 30, 2021	December 31, 2020
Current:
Domains	$880.2	$810.7
Hosting and presence	620.8	574.8
Business applications	370.4	325.8
	$1,871.4	$1,711.3
Noncurrent:
Domains	$440.5	$410.4
Hosting and presence	220.2	218.1
Business applications	106.3	96.6
	$767.0	$725.1

The increase in the deferred revenue balance is primarily driven by payments received in advance of satisfying our performance obligations, offset by $531.3 million and $1,203.5 million of revenue recognized during the three and six months ended June 30, 2021, respectively that were included in the deferred revenue balance as of December 31, 2020. The deferred revenue balance as of June 30, 2021 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied, and is expected to be recognized as revenue as follows:

	Remainder of 2021	2022	2023	2024	2025	Thereafter	Total

Domains	$577.2	$451.9	$139.3	$65.3	$37.4	$49.6	$1,320.7
Hosting and presence	425.5	277.7	82.9	26.2	11.4	17.3	841.0
Business applications	256.3	158.6	47.9	9.6	2.3	2.0	476.7
	$1,259.0	$888.2	$270.1	$101.1	$51.1	$68.9	$2,638.4

8.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2021	December 31, 2020
Derivative liabilities	$158.0	$216.4
Accrued payroll and employee benefits	105.3	114.8
Tax-related accruals	46.4	38.4
Current portion of operating lease liabilities	41.9	41.5
Accrued marketing and advertising	28.7	29.9
Accrued legal and professional	24.0	24.4
Accrued acquisition-related expenses and acquisition consideration payable	13.7	9.4
Other	65.6	52.8
	$483.6	$527.6

9.    Long-Term Debt
Long-term debt consisted of the following:

	Maturity Date	June 30, 2021	December 31, 2020
2024 Term Loans (effective interest rate of 2.3% at June 30, 2021 and 2.8% at December 31, 2020)	February 15, 2024	$1,794.9	$1,807.4
2027 Term Loans (effective interest rate of 2.5% at June 30, 2021 and 3.0% at December 31, 2020)	August 10, 2027	742.5	746.2
2027 Senior Notes (effective interest rate of 5.4% at June 30, 2021 and December 31, 2020)	December 1, 2027	600.0	600.0
2029 Senior Notes (effective interest rate of 3.6% at June 30, 2021)	March 1, 2029	800.0	—
Revolver	February 15, 2024	—	—
Total		3,937.4	3,153.6
Less: unamortized original issue discount and debt issuance costs(1)		(44.0)	(39.2)
Less: current portion of long-term debt		(24.1)	(24.3)
		$3,869.3	$3,090.1
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
In March 2021, we refinanced the 2027 Term Loans to lower the interest rate margins by 0.5% with no changes made to the maturity date or any other terms. Following this refinancing, the 2027 Term Loans bear interest at a rate equal to, at our option, either (a) LIBOR plus 2.0% per annum or (b) 1.0% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%. Fees incurred in connection with the refinancing were not material.
As of June 30, 2021, we had $600.0 million available for borrowing under the Revolver and were not in violation of any covenants of the Credit Facility.
Senior Notes
In February 2021, we issued the 2029 Senior Notes in an aggregate principal amount of $800.0 million in a private placement offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The proceeds from the issuance of the 2029 Senior Notes were retained for general corporate purposes. The 2029 Senior Notes were issued at par and bear interest at 3.5% per annum, payable annually on March 1 and September 1, commencing on September 1, 2021. The aggregate principal is payable at maturity, subject to earlier to earlier repurchase or optional redemption as described below. In conjunction with the issuance of the 2029 Senior Notes, we capitalized $9.0 million in debt issuance costs.
The 2029 Senior Notes are redeemable at our option, in whole or in part, any time prior to March 1, 2024 at a redemption price equal to 100.0% of the principal amount, plus accrued and unpaid interest, plus an applicable premium equal to the greater of 1.0% or the remaining scheduled payments of interest discounted to a present value amount. In the event of an equity offering prior to March 1, 2024, the 2029 Senior Notes may be partially redeemed with the net cash proceeds of such offering at our option at an amount equal to 103.5% of the principal amount, plus accrued and unpaid interest. On and after March 1, 2024, we may redeem the 2029 Senior Notes, in whole or in part, at an amount equal to 101.75% of the principal amount, increasing to 101.875% as of March 1, 2025, and decreasing to 100.0% as of March 1, 2026, plus accrued and unpaid interest. Upon the occurrence of a change of control, we are required to offer to repurchase the Senior Notes from the holders at a price equal to 101.0% of the principal amount, plus accrued and unpaid interest.
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
As of June 30, 2021, we were not in violation of any covenants of the 2027 Senior Notes or the 2029 Senior Notes.
Fair Value
The estimated fair values of our long-term debt instruments are based on observable market prices for these loans, which are traded in less active markets and therefore classified as Level 2 fair value measurements, and were as follows as of June 30, 2021:

2024 Term Loans	$1,782.6
2027 Term Loans	$738.3
2027 Senior Notes	$631.4
2029 Senior Notes	$797.4

Future Debt Maturities
Aggregate principal payments, exclusive of any unamortized original issue discount and debt issuance costs, due on long-term debt as of June 30, 2021 are as follows:

Year Ending December 31:
2021 (remainder of)	$16.3
2022	32.5
2023	32.5
2024	1,740.0
2025	7.5
Thereafter	2,108.6
$3,937.4

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
We utilize a variety of derivative instruments, all of which are designated as cash flow hedges, including:
•foreign exchange forward contracts to hedge certain forecasted sales transactions denominated in foreign currency, all of which had maturities of 18 months or less as of June 30, 2021;
•a cross-currency swap arrangement used to manage variability due to movements in foreign currency exchange rates related to a Euro-denominated intercompany loan; and
•pay-fixed rate, receive-floating rate interest rate swap arrangements to effectively convert portions of our variable-rate debt to fixed.
The risk management strategies related to our use of derivatives are consistent with those described in our 2020 Form 10-K.
The following table summarizes our outstanding derivative instruments on a gross basis:

	Notional Amount		Fair Value of Derivative Assets(2)		Fair Value of Derivative Liabilities(2)
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Derivative Instrument:
Level 2:
Foreign exchange forward contracts	$309.2	$276.2	$1.8	$—	$7.0	$15.8
Cross-currency swap(1)	1,411.5	1,461.9	—	—	129.0	167.2
Interest rate swaps	2,011.6	2,022.0	15.9	2.0	22.0	33.4
Total hedges	$3,732.3	$3,760.1	$17.7	$2.0	$158.0	$216.4
_________________________________
(1)The notional values of the cross-currency swap have been translated from Euros to U.S. dollars at the foreign currency rates in effect of approximately 1.19 and 1.22 as of June 30, 2021 and December 31, 2020, respectively.
(2)In our balance sheets, all derivative assets are recorded within prepaid expenses and other current assets and all derivative liabilities are recorded within accrued expenses and other current liabilities.

The following table summarizes the effect of our designated cash flow hedging derivative instruments on accumulated other comprehensive income (loss) (AOCI):

	Unrealized Gains (Losses) Recognized in Other Comprehensive Income
	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Derivative Instrument:
Foreign exchange forward contracts(1)	$0.9	$(8.0)	$3.0	$6.3
Cross-currency swap	(3.4)	(7.3)	(5.5)	30.4
Interest rate swaps	(1.7)	0.3	25.3	(21.7)
Total hedges	$(4.2)	$(15.0)	$22.8	$15.0
_________________________________
(1)Amounts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.
The following tables summarize the locations and amounts of gains (losses) recognized within earnings related to our cash flow hedging relationships:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Foreign exchange forward contracts:
Reclassified from AOCI into income	$(2.3)	$—	$—	$1.2	$—	$—
Cross-currency swap:
Reclassified from AOCI into income(1)	—	6.7	(15.1)	—	7.5	(22.6)
Interest rate swaps:
Reclassified from AOCI into income	—	(8.7)	—	—	(6.4)	—
Total hedges	$(2.3)	$(2.0)	$(15.1)	$1.2	$1.1	$(22.6)
_________________________________
(1)The amount reflected in other income (expense), net includes $14.8 million and $22.4 million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by the cross-currency swap during the three months ended June 30, 2021 and 2020, respectively.

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Foreign exchange forward contracts:
Reclassified from AOCI into income	$(3.4)	$—	$—	$2.0	$—	$—
Cross-currency swap:
Reclassified from AOCI into income(1)	—	13.3	43.0	—	15.1	(2.4)
Interest rate swaps:
Reclassified from AOCI into income	—	(17.3)	—	—	(8.9)	—
Total hedges	$(3.4)	$(4.0)	$43.0	$2.0	$6.2	$(2.4)
_________________________________
(1)The amount reflected in other income (expense), net includes $(43.7) million and $2.1 million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by the cross-currency swap during the six months ended June 30, 2021 and 2020, respectively.
As of June 30, 2021, we estimate that $14.3 million of net deferred losses related to our designated cash flow hedges will be recognized in earnings over the next 12 months. No amounts have been excluded from our hedge effectiveness testing.
11.     Leases
Our operating leases primarily consist of office and data center space expiring at various dates through November 2036. As of June 30, 2021, operating leases have a remaining weighted average lease term of 7.7 years and our operating lease liabilities were measured using a weighted average discount rate of 5.0%.
The components of operating lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating lease costs	$12.4	$13.9	$24.3	$27.6
Variable lease costs	2.1	2.4	4.8	4.7
Sublease income	(0.8)	(0.9)	(1.6)	(1.8)
	$13.7	$15.4	$27.5	$30.5

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
On December 23, 2020, the Court issued a final judgment and order approving the class settlement, which further reduced the attorneys' fees to be paid to legal counsel representing the class and denied the plaintiffs' request for an incentive payment. Additionally, the actual notice and administration costs were lower than originally estimated.
As a result of the above developments, during 2020, we recorded a cumulative $10.0 million reduction to general and administrative expense, lowering our estimated loss provision for this settlement to $8.1 million as of December 31, 2020.
On January 19, 2021, a single objector to the settlement filed a notice of appeal to the 11th Circuit Court of Appeals, which remains pending as of the date of this filing. We made no changes to our estimated loss provision for this settlement during the three or six months ended June 30, 2021. The timing of any settlement payments is pending resolution of the appeal.
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

As of June 30, 2021 and December 31, 2020, our accrual for estimated indirect tax liabilities was $11.3 million and $10.1 million, respectively, reflecting our best estimate of the probable liability based on an analysis of our business activities, revenues subject to indirect taxes and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation or settlements could be materially different than the amounts established for indirect tax contingencies.
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
Our effective tax rate for the three and six months ended June 30, 2021 differs from the U.S. federal statutory rate primarily due to changes in valuation allowances based on current year earnings and the impact of foreign earnings primarily related to the United Kingdom, Germany and India jurisdictions.
On March 11, 2021, the U.S. federal government enacted the American Rescue Plan Act of 2021, which did not have a material impact on our provision for income taxes.
On June 10, 2021, the United Kingdom enacted legislation increasing its corporate income tax rate to 25%, beginning in April 2023. As a result, during the three months ended June 30, 2021, we remeasured certain deferred tax assets (DTAs) and liabilities at the new rate and recorded a charge of $4.0 million within our provision for income taxes.
In determining the need for a valuation allowance, we prepare quarterly estimates using historical and forecasted future operating results, based upon approved business plans, including a review of the eligible carryforward periods and tax planning strategies. Based primarily on the negative evidence outweighing the positive evidence as of June 30, 2021, including our three year cumulative GAAP loss, our historical tax losses and the difficulty in forecasting excess tax benefits related to equity-based compensation, we believe there is uncertainty as to when we will be able to utilize certain of our NOLs, credit carryforwards and other DTAs. Therefore, we have recorded a valuation allowance against the DTAs for which we have concluded it is more-likely-than-not they will not be realized.
Should our operating results continue to improve and projections show continued utilization of the tax attributes, we would consider that as significant positive evidence and our future reassessment would likely result in the determination that a valuation allowance is no longer required. We believe sufficient positive evidence may arise in 2021 such that we would release substantially all of the federal and state valuation allowance. If this were to occur, it would result in a reversal of substantially all of the valuation allowance with a corresponding non-cash income tax benefit, thereby increasing total DTAs.
Uncertain Tax Positions
The total amount of gross unrecognized tax benefits was $63.6 million as of June 30, 2021, of which $26.1 million, if fully recognized, would decrease our effective tax rate. Although we believe the amounts reflected in our tax returns substantially comply with applicable U.S. federal, state and foreign tax regulations, the respective taxing authorities may take contrary positions based on their interpretation of the law. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision or benefit for income taxes in the period in which a final determination is made.

14.    Income (Loss) Per Share
Basic income (loss) per share is computed by dividing net income (loss) attributable to GoDaddy Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive shares unless their effect is antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted income (loss) per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$46.9	$(673.2)	$57.7	$(630.0)
Less: net income attributable to non-controlling interests	0.1	—	0.1	0.3
Net income (loss) attributable to GoDaddy Inc.	$46.8	$(673.2)	$57.6	$(630.3)
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	168,204	165,845	168,816	169,479
Effect of dilutive securities:
Class B common stock	404	—	494	—
Stock options	1,272	—	1,326	—
RSUs, PSUs and ESPP shares	1,249	—	1,752	—
Weighted-average shares of Class A Common stock outstanding—diluted	171,129	165,845	172,388	169,479

Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock—basic	$0.28	$(4.06)	$0.34	$(3.72)
Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock—diluted(1):	$0.27	$(4.06)	$0.33	$(3.72)
_________________________________
(1)The diluted income (loss) per share calculations exclude net income attributable to non-controlling interests.
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted income (loss) per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Class B common stock	—	1,234	—	1,297
Stock options	500	3,505	536	4,078
RSUs, PSUs and ESPP shares	1,018	1,590	760	1,586
	1,518	6,329	1,296	6,961
Shares of Class B common stock do not share in our earnings and are not participating securities. Accordingly, separate presentation of income (loss) per share of Class B common stock under the two-class method has not been presented. Each share of Class B common stock (together with a corresponding LLC Unit) is exchangeable for one share of Class A common stock.

15.    Geographic Information
Revenue by geography is based on the customer's billing address and was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
U.S.	$614.1	$540.3	$1,212.1	$1,069.9
International	317.2	266.1	620.3	528.5
	$931.3	$806.4	$1,832.4	$1,598.4
No international country represented more than 10% of total revenue in any period presented.
Property and equipment, net by geography was as follows:

	June 30, 2021	December 31, 2020
U.S.	$185.7	$198.3
France	25.5	27.0
All other international	30.6	32.0
	$241.8	$257.3
No other international country represented more than 10% of property and equipment, net in any period presented.
16.    Accumulated Other Comprehensive Loss
The following table presents AOCI activity in equity:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Total AOCI
Gross balance as of December 31, 2020(2)	$(98.8)	$(32.8)	$(131.6)
Other comprehensive income (loss) before reclassifications	27.8	(14.3)	13.5
Amounts reclassified from AOCI	—	35.6	35.6
Other comprehensive income	27.8	21.3	49.1
	$(71.0)	$(11.5)	(82.5)
Less: AOCI attributable to non-controlling interests			0.2
Balance as of June 30, 2021			$(82.3)

Gross balance as of December 31, 2019(2)	$(54.6)	$(24.3)	$(78.9)
Other comprehensive income (loss) before reclassifications	(35.6)	8.1	(27.5)
Amounts reclassified from AOCI	—	5.8	5.8
Other comprehensive income (loss)	(35.6)	13.9	(21.7)
	$(90.2)	$(10.4)	(100.6)
Less: AOCI attributable to non-controlling interests			0.7
Balance as of June 30, 2020			$(99.9)
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

17.    Subsequent Events
In April 2021, we executed agreements to purchase a number of top-level domains (TLDs) for aggregate consideration of approximately $200.0 million in cash, subject to customary adjustments, and a variable earn-out payment of up to $12.0 million based on the achievement of specified performance conditions. In July 2021, we completed a portion of these purchases for aggregate cash paid at closing of approximately $77.0 million. We expect to complete the remaining purchases in the third quarter of 2021, subject to regulatory approvals and the satisfaction of customary closing conditions.

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
COVID-19 Pandemic
We have implemented a variety of measures to attempt to minimize the impact of the ongoing COVID-19 pandemic on our business, to ensure the availability and functioning of our critical infrastructure and to promote the safety and security of our employees. These measures have included remote working arrangements for nearly all of our workforce since March 2020 and safety protocols for any on-site personnel in accordance with federal, state and local regulations. Based on recent guidance from governmental authorities and health experts, we expect to begin to bring our employees back to certain offices later this year, starting with volunteers. Incremental costs of these remote working arrangements have not been material, though such arrangements have increased the risk of cybersecurity incidents as individuals have been working through less secure network connections.
While the pandemic has not had a material impact on our results of operations so far, the extent to which it may impact our future results and operations will depend on future developments, including: i) the duration of the virus; ii) the widespread distribution and long-term efficacy of vaccines and the availability of effective treatments; iii) the duration and parameters of global governmental measures put in place to control the spread of the virus; and iv) the continuing economic impact. We are actively monitoring the pandemic and the potential impacts it may have on our financial position, results of operations and cash flows in the future. See "Risk Factors" for additional information.
Second Quarter Financial Highlights
Below are our key financial highlights for the three months ended June 30, 2021, with comparisons to the three months ended June 30, 2020.
•Total revenue of $931.3 million, an increase of 15.5%, or approximately 14.3% on a constant currency basis(1).
•International revenue of $317.2 million, an increase of 19.2%, or approximately 15.8% on a constant currency basis(1).
•Total bookings(2) of $1,054.8 million, an increase of 12.7%, or approximately 10.6% on a constant currency basis(1).
•Net income of $46.9 million.
•Net cash provided by operating activities of $209.4 million, an increase of 24.6%.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue

Revenue:
Domains	$436.7	46.9%	$369.6	45.9%	$859.4	46.9%	$725.5	45.4%
Hosting and presence	318.5	34.2%	292.2	36.2%	628.8	34.3%	589.4	36.9%
Business applications	176.1	18.9%	144.6	17.9%	344.2	18.8%	283.5	17.7%
Total revenue	931.3	100.0%	806.4	100.0%	1,832.4	100.0%	1,598.4	100.0%
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	332.0	35.6%	289.4	35.9%	653.2	35.6%	566.5	35.4%
Technology and development	172.0	18.5%	135.9	16.9%	358.4	19.6%	270.4	16.9%
Marketing and advertising	126.5	13.6%	104.4	12.9%	259.2	14.1%	197.5	12.4%
Customer care	78.3	8.4%	83.8	10.4%	156.9	8.6%	169.0	10.6%
General and administrative	84.5	9.1%	82.2	10.2%	179.7	9.8%	167.7	10.4%
Restructuring charges	—	—%	39.4	4.9%	—	—%	39.4	2.5%
Depreciation and amortization	50.0	5.4%	48.4	6.0%	99.0	5.4%	100.6	6.3%
Total costs and operating expenses	843.3	90.6%	783.5	97.2%	1,706.4	93.1%	1,511.1	94.5%
Operating income	88.0	9.4%	22.9	2.8%	126.0	6.9%	87.3	5.5%
Interest expense	(32.6)	(3.5)%	(19.4)	(2.4)%	(61.3)	(3.4)%	(40.6)	(2.5)%
Tax receivable agreements liability adjustment	—	—%	(674.7)	(83.7)%	—	—%	(674.7)	(42.2)%
Other income (expense), net	(0.9)	(0.1)%	(1.1)	(0.1)%	(0.2)	—%	(2.5)	(0.2)%
Income (loss) before income taxes	54.5	5.8%	(672.3)	(83.4)%	64.5	3.5%	(630.5)	(39.4)%
Benefit (provision) for income taxes	(7.6)	(0.8)%	(0.9)	(0.1)%	(6.8)	(0.4)%	0.5	—%
Net income (loss)	46.9	5.0%	(673.2)	(83.5)%	57.7	3.1%	(630.0)	(39.4)%
Less: net income attributable to non-controlling interests	0.1	—%	—	—%	0.1	—%	0.3	—%
Net income (loss) attributable to GoDaddy Inc.	$46.8	5.0%	$(673.2)	(83.5)%	$57.6	3.1%	$(630.3)	(39.4)%
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
The following table presents our revenue for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%

Domains	$436.7	$369.6	$67.1	18%	$859.4	$725.5	$133.9	18%
Hosting and presence	318.5	292.2	26.3	9%	628.8	589.4	39.4	7%
Business applications	176.1	144.6	31.5	22%	344.2	283.5	60.7	21%
Total revenue	$931.3	$806.4	$124.9	15%	$1,832.4	$1,598.4	$234.0	15%
The 15.5% and 14.6% increases in total revenue for the three and six months ended June 30, 2021, respectively, were driven by growth in total customers and average revenue per user as well as contributions from recent acquisitions. The increase in customers impacted each of our revenue categories, as the additional customers purchased subscriptions across our product portfolio.
Domains
The 18.2% and 18.5% increases in domains revenue for the three and six months ended June 30, 2021, respectively, were primarily driven by the increase in domains under management from 80.9 million as of June 30, 2020 to 84.2 million as of June 30, 2021, increased aftermarket domain sales and contributions from recent acquisitions.
Hosting and presence
The 9.0% and 6.7% increases in hosting and presence revenue for the three and six months ended June 30, 2021, respectively, were primarily driven by increased demand for our website building and website security products as well as contributions from recent acquisitions, partially offset by lower demand for certain higher-priced subscriptions, such as GoDaddy Social.
Business applications
The 21.8% and 21.4% increases in business applications revenue for the three and six months ended June 30, 2021, respectively, were primarily driven by increased customer adoption of our productivity solutions.
Bookings
In addition to revenue, we also believe total bookings is a useful supplement in evaluating our performance and helps provide an enhanced understanding of our business:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Total bookings	$1,054.8	$936.3	$118.5	13%	$2,143.5	$1,887.4	$256.1	14%
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

The 12.7% and 13.6% increases in total bookings for the three and six months ended June 30, 2021, respectively, were primarily driven by increases in total customers and domains under management, increased aftermarket domain sales, broadened customer adoption of non-domain products and contributions from recent acquisitions. Additionally, total bookings was favorably impacted by approximately 210 and 150 basis points for the three and six months ended June 30, 2021, respectively, due to movements in foreign currency exchange rates.
Reconciliation of bookings
The following table reconciles total bookings to total revenue, its most directly comparable GAAP financial measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Total bookings:
Total revenue	$931.3	$806.4	$1,832.4	$1,598.4
Change in deferred revenue(1)	66.1	59.4	188.8	155.7
Net refunds	55.9	69.7	118.0	133.0
Other	1.5	0.8	4.3	0.3
Total bookings	$1,054.8	$936.3	$2,143.5	$1,887.4
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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%

Cost of revenue (excluding depreciation and amortization)	$332.0	$289.4	$42.6	15%	$653.2	$566.5	$86.7	15%
The 14.7% and 15.3% increases in cost of revenue for the three and six months ended June 30, 2021, respectively, were primarily attributable to higher domain costs, which were driven by the increase in domains under management, increased aftermarket domain sales and costs associated with our recently acquired registry business, as well as increased software licensing fees resulting from higher sales of productivity solutions and increased payment processing fees resulting from our bookings growth.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%

Technology and development	$172.0	$135.9	$36.1	27%	$358.4	$270.4	$88.0	33%
The 26.6% and 32.5% increases in technology and development expenses for the three and six months ended June 30, 2021, respectively, were primarily due to increased personnel costs driven by higher average headcount associated with our continued investment in product development as well as increased technology costs associated with the growth of our business and our migration to a cloud-based infrastructure. Additionally, in the six months ended June 30, 2021, we recorded approximately $34.0 million in compensation expense resulting from our acquisitions, primarily Poynt.
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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%

Marketing and advertising	$126.5	$104.4	$22.1	21%	$259.2	$197.5	$61.7	31%
The 21.2% and 31.2% increases in marketing and advertising expenses for the three and six months ended June 30, 2021, respectively, were primarily attributable to increased discretionary spending associated with the marketing investments we made to drive additional growth.
Customer care
Customer care expenses represent the costs to guide and service our customers, primarily consisting of personnel costs. We expect customer care expenses to fluctuate depending on the level of personnel required to support our business.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%

Customer care	$78.3	$83.8	$(5.5)	(7)%	$156.9	$169.0	$(12.1)	(7)%
The 6.6% and 7.2% decreases in customer care expenses for the three and six months ended June 30, 2021, respectively, were primarily due to the headcount reductions related to the restructuring plan we implemented during the second quarter of 2020 as well as operating efficiencies gained as we scale our business and increase our use of alternative methods of customer interaction.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%

General and administrative	$84.5	$82.2	$2.3	3%	$179.7	$167.7	$12.0	7%
The 2.8% and 7.2% increases in general and administrative expenses for the three and six months ended June 30, 2021, respectively, were primarily due to increased acquisition-related expenses and professional fees, partially offset by the reversal of equity-based compensation expense resulting from the forfeiture of unvested awards as a result of certain executive departures.
Restructuring charges
During the three months ended June 30, 2020, we recorded $39.4 million in pre-tax restructuring charges pursuant to a restructuring plan implemented in June 2020, as further discussed in our 2020 Form 10-K.
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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%

Depreciation and amortization	$50.0	$48.4	$1.6	3%	$99.0	$100.6	$(1.6)	(2)%
There were no material changes in depreciation and amortization.
Interest expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%

Interest expense	$32.6	$19.4	$13.2	68%	$61.3	$40.6	$20.7	51%
The 68.0% and 51.0% increases in interest expense for the three and six months ended June 30, 2021, respectively, were primarily driven by the issuance of the 2027 Term Loans in August 2020 and the 2029 Senior Notes in February 2021, as further discussed in Note 9 to our financial statements, partially offset by a decrease in the effective interest rate on our variable rate borrowings.
Tax receivable agreements liability adjustment
During the three months ended June 30, 2020, we recorded a $674.7 million charge related to the settlement of our prior tax receivable agreements, as further described in our 2020 Form 10-K.

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
In general, we seek to deploy our capital in a prioritized manner focusing first on requirements for our operations, then on growth investments, and finally on equity holder returns. Our strategy is to deploy capital, whether debt, equity or internally generated cash, depending on the adequacy and availability of the source of capital and which source may be used most efficiently and at the lowest cost at such time. Therefore, while cash from operations is our primary source of operating liquidity and we believe our internally-generated cash flows are sufficient to support our day-to-day operations, we may use a variety of capital sources to fund our needs for less predictable investment decisions such as strategic acquisitions and share repurchases.
We have incurred significant long-term debt, primarily to fund acquisitions, share repurchases and the settlement of our prior tax receivable agreements. As a result, we are limited as to how we conduct our business and may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities, strategic acquisitions or share repurchases. However, the restrictions under our long-term debt agreements are subject to a number of qualifications and may be amended with the consent of the lenders and the holders of the senior notes, as applicable.
We believe our existing cash and cash equivalents and cash generated by operating activities will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. However, our future capital requirements will depend on many factors, including our growth rate, macroeconomic activity, potential business disruptions associated with the ongoing COVID-19 pandemic, the timing and extent of spending to support domestic and international development efforts, continued brand development and advertising spend, the level of customer care and general and administrative activities, the introduction of new and enhanced product offerings, the costs to support new and replacement capital equipment, the completion of strategic acquisitions or share repurchases and other factors. Should we pursue additional strategic acquisitions or share repurchases, we may need to raise additional capital, which may be in the form of long-term debt or equity financings.
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
Our long-term debt agreements contain covenants restricting, among other things, our ability, or the ability of our subsidiaries, to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes including mergers and consolidations, sell assets, make restricted payments including dividends, distributions and investments, prepay junior indebtedness and engage in operations other than in connection with acting as a holding company, subject to customary exceptions. As of June 30, 2021, we were in compliance with all such covenants and had no amounts drawn on our Revolver.
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
Share Repurchases
In May 2021, our board of directors approved the repurchase of up to an additional $775.0 million of our Class A common stock, as described in Note 5 to our financial statements. During the six months ended June 30, 2021, we repurchased a total of 3,500 shares of our Class A common stock for an aggregate purchase price of $275.9 million, including commissions. As of the date of this filing, we have $999.2 million remaining available for repurchases.

Acquisitions
In February 2021, we completed the acquisition of Poynt for $297.1 million in cash consideration to expand our commerce capabilities. At closing, we also paid an additional $29.4 million in cash that was recorded as compensation expense during the three months ended March 31, 2021. The acquisition agreements also call for $45.0 million in additional compensatory cash payments subject to certain performance and employment conditions over the three year period following the closing date. See Note 3 to our financial statements for additional discussion.
In April 2021, we executed agreements to purchase a number of TLDs for aggregate consideration of approximately $200.0 million in cash, subject to customary adjustments. In July 2021, we completed a portion of these purchases for aggregate cash paid at closing of approximately $77.0 million. See Note 17 to our financial statements for additional discussion.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2021	2020

Net cash provided by operating activities	$430.7	$401.4
Net cash used in investing activities	(359.9)	(196.6)
Net cash provided by (used in) financing activities	539.6	(494.0)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(0.9)
Net increase (decrease) in cash and cash equivalents	$610.0	$(290.1)
Operating Activities
Our primary source of cash from operating activities has been cash collections from our customers. Our primary uses of cash from operating activities have been for domain registration costs paid to registries, software licensing fees related to third-party productivity solutions, personnel costs, discretionary marketing and advertising costs, technology and development costs and interest payments.
Net cash provided by operating activities increased $29.3 million from $401.4 million during the six months ended June 30, 2020 to $430.7 million during the six months ended June 30, 2021, primarily driven by our bookings growth. This increase was partially offset by $29.4 million in compensatory payments made in connection with the closing of our acquisition of Poynt as well as increased discretionary spending associated with the marketing investments we made to drive additional growth.
Investing Activities
Our investing activities generally consist of strategic acquisitions and purchases of property and equipment to support the overall growth of our business and our increased international presence.
Net cash used in investing activities increased $163.3 million from $196.6 million during the six months ended June 30, 2020 to $359.9 million during the six months ended June 30, 2021, primarily driven by a $130.2 million increase in spending for business acquisitions and a $23.7 million sale of short-term investments in 2020.
Financing Activities
Our financing activities generally consist of long-term debt borrowings, the repayment of principal on long-term debt, stock option exercises and share repurchases.
Net cash from financing activities increased $1,033.6 million from $494.0 million used during the six months ended June 30, 2020 to $539.6 million provided during the six months ended June 30, 2021, primarily due to $800.0 million in proceeds from the issuance of the 2029 Senior Notes and a $265.8 million decrease in share repurchases.

Deferred Revenue
See Note 7 to our financial statements for details regarding the expected future recognition of deferred revenue.
Off-Balance Sheet Arrangements
As of June 30, 2021 and December 31, 2020, we had no off-balance sheet arrangements that had, or which are reasonably likely to have, a material effect on our financial statements.
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
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts may fail to meet their contractual obligations. To mitigate such counterparty credit risk, we enter into contracts only with carefully selected financial institutions based upon ongoing evaluations of their creditworthiness. As a result, we do not believe we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of June 30, 2021.
Foreign Currency Risk
We manage our exposure to changes in foreign currency exchange rates through the use of foreign exchange forward contracts and cross-currency swap contracts. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and cash equivalents.
Foreign Exchange Forward Contracts
A portion of our bookings, revenue and operating expenses is denominated in foreign currencies, which are subject to exchange rate fluctuations. Our most significant foreign currency exposures are the Euro, the British pound and the Canadian dollar. Our reported bookings, revenues and operating results may be impacted by fluctuations in foreign currency exchange rates. Fluctuations in exchange rates may also cause us to recognize transaction gains and losses in our statements of operations; such amounts were not material during the period. As our international operations continue to grow, our exposure to fluctuations in exchange rates will increase, which may increase the costs associated with this growth. During the three months ended June 30, 2021, total bookings growth in constant currency would have been approximately 210 basis points lower and total revenue growth would have been approximately 120 basis points lower. Constant currency is calculated by translating bookings and revenue for each month in the current period using the foreign currency exchange rate for the corresponding month in the prior period, excluding any hedging gains or losses realized during the period.

From time-to-time, we may utilize foreign exchange forward contracts to manage the volatility of our bookings and revenue related to foreign currency transactions. These forward contracts reduce, but do not eliminate, the impact of adverse currency exchange rate fluctuations. We generally designate these forward contracts as cash flow hedges for accounting purposes. Changes in the intrinsic value of designated hedges are recorded as a component of AOCI. Gains and losses, once realized, are recorded as a component of AOCI and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. As of June 30, 2021, the realized and unrealized losses included in AOCI related to designated hedges were $9.5 million and $5.2 million, respectively.
Cross-Currency Swap Contract
In order to manage variability due to movements in foreign currency exchange rates related to a Euro-denominated intercompany loan, we entered into a five-year cross-currency swap in April 2017. The cross-currency swap, which matures on April 3, 2022, had a notional amount of €1,190.5 million as of June 30, 2021 and converts the fixed rate Euro-denominated interest and principal receipts on the intercompany loan into fixed U.S. dollar interest and principal receipts. The cross-currency swap, which is designated as a cash flow hedge and recognized as an asset or liability at fair value, effectively creates a fixed-rate U.S. dollar intercompany loan from a fixed rate Euro-denominated intercompany loan, thereby reducing our exposure to fluctuations between the Euro and U.S. dollar. Changes to the fair value of the cross-currency swap due to changes in the value of the U.S. dollar relative to the Euro would be largely offset by the net change in the fair values of the underlying hedged items.
Interest Rate Risk
Interest rate risk reflects our exposure to movements in interest rates associated with our variable-rate debt. See Note 9 to our financial statements for additional information regarding our long-term debt.
Total borrowings under our 2024 Term Loans were $1,794.9 million as of June 30, 2021. These borrowings bear interest at a rate equal to, at our option, either (a) LIBOR plus 1.75% per annum or (b) 0.75% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%.
Total borrowings under our 2027 Term Loans were $742.5 million as of June 30, 2021. These borrowings bear interest at a rate equal to, at our option, either (a) LIBOR plus 2.0% per annum or (b) 1.0% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0% .
All LIBOR-based interest rates under the Credit Facility are subject to a 0.0% floor on LIBOR.
In April 2017, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement to effectively convert a portion of the variable rate borrowings under the 2024 Term Loans to a fixed rate of 5.44%. This interest rate swap, which matures on April 3, 2022, had a notional amount of $1,269.1 million as of June 30, 2021.
In August 2020, we entered into seven-year pay-fixed rate, receive-floating rate interest rate swap arrangements to effectively convert the variable one-month LIBOR interest rate on the 2027 Term Loans borrowings to a fixed rate of 0.705%. These interest rate swaps, which mature on August 10, 2027, had an aggregate notional amount of $742.5 million as of June 30, 2021.
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
Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2021 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
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
The process of developing new products and technology is complex and uncertain. If we fail to accurately predict customers' changing needs, such as the need for expanded online and offline commerce tools, or emerging technological trends, such as artificial intelligence, or if we fail to achieve the benefits expected from our investments in technology, our business could be harmed. These product and technology investments include those we develop internally, such as our "do-it-yourself" website builder Websites + Marketing, our hosting platforms and our security products, those we acquire and develop as a result of acquisitions, such as Poynt, Over, Uniregistry's registrar and brokerage business, several registry businesses including Neustar, and SkyVerge, and those related to our partner programs, such as Microsoft. We must continue to commit significant resources to develop our technology in order to maintain our competitive position, and these commitments will be made without knowing whether such investments will result in products our customers need and will buy. Our new products or product enhancements could fail to attain meaningful customer acceptance for many reasons, including:
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
As part of our business strategy, we have in the past made, and may in the future make, acquisitions or investments in companies, talent, products, domain portfolios and technologies we believe will complement or supplement our business and address the needs of our customers, such as our acquisitions of Over, Uniregistry's registrar and brokerage business, several registry businesses including Neustar, SkyVerge and Poynt. We cannot ensure we will be able to successfully integrate the acquired products, talent and technology or achieve the revenue and expense synergies we expect as a result of these transactions. Even if we do successfully integrate the acquired products we may not successfully integrate the acquired brands into our portfolio or may decide to modify, retire or change the direction of the brands, which could adversely affect our operating results. If we fail to properly evaluate, execute or integrate acquisitions or investments, the anticipated benefits may not be realized, we may be exposed to unknown or unanticipated liabilities and our business and growth prospects could be harmed.
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
As a result of the COVID-19 pandemic, substantially all of our personnel, including our GoDaddy Guides, have been working remotely, which could negatively affect our culture. We expect to begin to bring our employees back to certain offices later this year, starting with volunteers, but the working arrangements when we return to the office may differ from the arrangements before the COVID-19 pandemic. We expect that some of our employees may continue to work from home full-time or part-time. The full or partial return to in-office work and the potential transition to permanent remote working arrangements for some employees may result in increased costs, decreased efficiency, deterioration of corporate culture and other unforeseen challenges. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, continue to perform at current levels or execute on our business strategy.
Operational Risks
We are exposed to the risk of system failures and capacity constraints.
We have experienced, and may in the future experience, system failures and outages disrupting the operation of our websites or our products such as web-hosting and email, or the availability of our customer care operations. Our revenue depends in large part on the volume of traffic to our websites, the number of customers whose websites we host on our servers and the availability of our customer care operations. Accordingly, the performance, reliability and availability of our websites and servers for our corporate operations and infrastructure, as well as in the delivery of products to customers, are critical to our reputation and our ability to attract and retain customers. Any such system failure or outage could generate negative publicity, including on social media, which could negatively impact our reputation and financial results. As we continue our transition to Amazon Web Services (AWS) to host our products over the next several years, we have become, and will become, more dependent on third parties to accommodate the high volume of traffic to our websites and those of our customers.
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
Our future performance will continue to depend on the services and contributions of our senior management and key employees to execute on our business plan and to identify and pursue new opportunities and product innovations. The loss of services of senior management or other key employees and the hiring of new senior leaders and key employees, especially in a competitive labor market, could significantly delay or prevent the achievement of our development and strategic objectives as we transition to new leaders and could adversely affect our business, financial condition and operating results. On May 1, 2021, we announced the appointment of our new Chief Financial Officer, effective as of June 2, 2021, and our new Chief Legal Officer, effective as of July 12, 2021. We may face challenges in the transition and integration of these executive officers. In addition, as we expand our product offerings through acquisitions, we may become dependent on the services and contributions of key personnel who join us through such acquisitions. If we are unable to integrate and retaining such personnel, our financial condition and operating results may be affected.

If we are unable to hire, retain, manage and motivate qualified personnel, our business would suffer.
Our future success and ability to innovate depends, in part, on our ability to continue to hire, retain, manage and motivate highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel or delays in hiring required personnel, may seriously harm our business, financial condition and operating results. Our ability to continue to attract and retain highly skilled personnel, specifically employees with technical and engineering skills and employees with language skills and cultural knowledge of the geographic markets we have recently expanded to or that we intend to expand to in the near future, will be critical to our future success. Additionally, due to the COVID-19 pandemic, we have temporarily closed offices and required substantially all personnel to work remotely. We expect to begin to bring our employees back to certain offices later this year, starting with volunteers. We may experience difficulties onboarding new employees, managing employees and maintaining our culture while we work remotely and plan for our return-to-office.
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
•costs and integration issues associated with our recent acquisition of Poynt and any other acquisitions we may make;
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
•the U.S. Congress or other legislative bodies in the U.S. or in other countries could adopt laws that erode the safe harbors from third-party liability in the Communications Decency Act (CDA) and Digital Millennium Copyright Act (DMCA);
•ICANN could fail to maintain its role, potentially resulting in instability in DNS services administration and operation;
•our recent acquisition of several registry businesses, resulting in the vertically integrated operation of a registrar and registry, could lead to increased regulatory scrutiny;
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
We expect there will continue to be newly enacted and proposed laws and regulations as well as emerging industry standards concerning privacy, data protection and information security in the U.S., the E.U. and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Such laws, regulations, standards and other obligations could impair our ability to, or the manner in which we, collect or use information to target advertising to our customers, thereby having a negative impact on our ability to maintain and grow our total customers and increase revenue. For example, California enacted the CCPA that, among other things, requires covered companies to provide new disclosures to California consumers and afford such consumers new rights, including the right to opt-out of certain sales of personal information or opt-into certain financial incentive programs. The enforcement of the CCPA by the California Attorney General began on July 1, 2020. The CCPA has been amended on multiple occasions and is the subject of regulations of the California Attorney General finalized on August 14, 2020. We cannot fully predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Additionally, a new privacy law, the California Privacy Rights Act (CPRA), was approved by California voters in the November 3, 2020 election. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Other states have enacted or are considering similar legislation. Future restrictions on the collection, use, sharing or disclosure of our users' data or additional requirements for express or implied consent of users for the use, disclosure or other processing of such information could increase our operating expenses, require us to modify our products, possibly in a material manner, or stop offering certain products, and could limit our ability to develop and implement new product features.
In particular, with regard to transfers to the U.S. of personal data (as such term is used in the GDPR and applicable E.U. member state legislation, and as similarly defined under the proposed ePrivacy Regulation) from our employees and European customers and users, we historically relied upon the U.S.-E.U. Privacy Shield, as well as E.U. Model Clauses in certain circumstances. The U.S.-E.U. Privacy Shield was recently invalidated by the Court of Justice of the European Union in July 2020, and the E.U. Model Clauses have been subject to legal challenge and were recently updated in June 2021. We may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the European Economic Area (EEA). We are in the process of assessing the “Schrems II” decision issued by the Court of Justice of the European Union on July 16, 2020, and its impact on our data transfer mechanisms. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators in the EEA to apply different standards to the transfer of personal data from the EEA to the U.S., and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA to the U.S. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf. We may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of EEA residents. The regulatory environment applicable to the handling of EEA residents' personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.
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

has implemented legislation substantially implementing the GDPR, and the European Commission and the United Kingdom government announced a E.U.-U.K. Trade and Cooperation Agreement on December 24, 2020, providing for a temporary free flow of personal data between the E.U. and the U.K. In June 2021, the European Commission adopted an adequacy decision for data transfers from the E.U. to the U.K. Nevertheless, this adequacy decision may be revisited and it remains to be seen how the U.K.'s withdrawal from the E.U. will impact the manner in which U.K data protection laws or regulations will develop and how data transfers to and from the U.K will be regulated and enforced by the U.K. Information Commissioner's Office, E.U. data protection authorities, or other regulatory bodies in the longer term. In addition, some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.
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
The trading price of our Class A common stock is likely to be highly volatile and these fluctuations could cause you to lose all or part of your investment in our common stock. Since shares of our Class A common stock were sold in our IPO in April 2015 at a price of $20.00 per share, the reported high and low sales prices of our Class A common stock have ranged from $21.04 to $93.75 per share through June 30, 2021. Factors that may cause the market price of our Class A common stock to fluctuate include:
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
In the first quarter of 2020, we cancelled all non-essential travel and closed our offices to comply with local "shelter-in-place" orders and moved substantially all of our personnel to work remotely. Based on recent guidance from governmental authorities and health experts, we expect to begin to bring our employees back to certain offices later this year, starting with volunteers. Although we continue to monitor the situation and may adjust our current policies, these changes to how our personnel work have negatively affected, and may continue to negatively affect, their productivity and efficiency.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchases during the three months ended June 30, 2021 were as follows:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs (in millions)
April 1 - April 30	956	$84.54	956
May 1 - May 31	—	N/A	—
June 1 - June 30	—	N/A	—
Total	956		956	$999.2

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
None.
Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1+	Offer Letter between GoDaddy.com, LLC and Mark McCaffrey, dated May 1, 2021	8-K	001-36904	10.1	5/5/2021
10.2+	Offer Letter between GoDaddy.com, LLC and Michele Lau, dated May 1, 2021	8-K	001-36904	10.2	5/5/2021
10.3+	Form of Change in Control and Severance Agreement dated May 1, 2021	8-K	001-36904	10.3	5/5/2021
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	The certifications attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of GoDaddy Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GODADDY INC.

Date:	August 4, 2021	/s/ Mark McCaffrey
Mark McCaffrey
Chief Financial Officer