Form 10-Q
period 2021-09-30
GoDaddy Inc.
filed 2021-11-04
CIK 1609711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                         ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒
As of October 29, 2021, there were 166,206,941 shares of GoDaddy Inc.'s Class A common stock, $0.001 par value per share, outstanding and 320,223 shares of GoDaddy Inc.'s Class B common stock, $0.001 par value per share, outstanding.

GoDaddy Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2021

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
•the length and severity of the coronavirus (COVID-19) pandemic and its impact on our business, customers and employees;
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
iii

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
GoDaddy Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In millions, except shares in thousands and per share amounts)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$1,143.4	$765.2
Accounts and other receivables	63.8	41.8
Registry deposits	30.5	31.1
Prepaid domain name registry fees	424.4	392.4
Prepaid expenses and other current assets	107.4	60.8
Total current assets	1,769.5	1,291.3
Property and equipment, net	228.5	257.3
Operating lease assets	122.2	142.0
Prepaid domain name registry fees, net of current portion	180.8	176.1
Goodwill	3,500.4	3,275.1
Intangible assets, net	1,408.9	1,255.1
Other assets	87.7	36.0
Total assets	$7,298.0	$6,432.9
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$75.0	$51.0
Accrued expenses and other current liabilities	485.8	527.6
Deferred revenue	1,900.1	1,711.3
Long-term debt	24.1	24.3
Total current liabilities	2,485.0	2,314.2
Deferred revenue, net of current portion	756.7	725.1
Long-term debt, net of current portion	3,863.7	3,090.1
Operating lease liabilities, net of current portion	148.3	166.7
Other long-term liabilities	66.3	56.6
Deferred tax liabilities	79.1	92.0
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.001 par value - 50,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value - 1,000,000 shares authorized; 166,121 and 169,157 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	0.2	0.2
Class B common stock, $0.001 par value - 500,000 shares authorized; 320 and 688 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	1,521.8	1,308.8
Accumulated deficit	(1,561.8)	(1,190.9)
Accumulated other comprehensive loss	(63.0)	(131.0)
Total stockholders' deficit attributable to GoDaddy Inc.	(102.8)	(12.9)
Non-controlling interests	1.7	1.1
Total stockholders' deficit	(101.1)	(11.8)
Total liabilities and stockholders' deficit	$7,298.0	$6,432.9
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Operations (unaudited)
(In millions, except shares in thousands and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Domains	$453.2	$387.4	$1,312.6	$1,112.9
Hosting and presence	324.7	302.4	953.5	891.8
Business applications	186.1	154.6	530.3	438.1
Total revenue	964.0	844.4	2,796.4	2,442.8
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	345.8	290.2	999.0	856.7
Technology and development	172.4	141.4	530.8	411.8
Marketing and advertising	124.0	115.4	383.2	312.9
Customer care	74.0	73.6	230.9	242.6
General and administrative	81.2	76.4	260.9	244.1
Restructuring and other	(15.4)	4.3	(15.4)	43.7
Depreciation and amortization	50.7	50.7	149.7	151.3
Total costs and operating expenses	832.7	752.0	2,539.1	2,263.1
Operating income	131.3	92.4	257.3	179.7
Interest expense	(32.5)	(23.9)	(93.8)	(64.5)
Tax receivable agreements liability adjustment	—	—	—	(674.7)
Other income (expense), net	(1.2)	1.2	(1.4)	(1.3)
Income (loss) before income taxes	97.6	69.7	162.1	(560.8)
Benefit (provision) for income taxes	0.1	(4.6)	(6.7)	(4.1)
Net income (loss)	97.7	65.1	155.4	(564.9)
Less: net income attributable to non-controlling interests	0.2	0.4	0.3	0.7
Net income (loss) attributable to GoDaddy Inc.	$97.5	$64.7	$155.1	$(565.6)
Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock:
Basic	$0.58	$0.39	$0.92	$(3.35)
Diluted	$0.58	$0.38	$0.90	$(3.35)
Weighted-average shares of Class A common stock outstanding:
Basic	167,542	167,258	168,387	168,734
Diluted	169,823	171,405	171,724	168,734
___________________________
(1) Costs and operating expenses include equity-based compensation expense as follows:
Cost of revenue	$0.3	$0.2	$0.7	$0.5
Technology and development	27.3	22.5	82.2	65.6
Marketing and advertising	5.6	5.7	18.8	15.7
Customer care	3.5	2.6	10.2	8.5
General and administrative	14.2	17.1	43.0	51.8
Total equity-based compensation expense	$50.9	$48.1	$154.9	$142.1
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$97.7	$65.1	$155.4	$(564.9)
Foreign exchange forward contracts gain (loss), net	11.0	(9.4)	14.0	(3.1)
Unrealized swap gain (loss), net(1)	4.6	(13.4)	22.9	(5.8)
Change in foreign currency translation adjustment	3.8	(8.4)	31.6	(44.0)
Comprehensive income (loss)	117.1	33.9	223.9	(617.8)
Less: comprehensive income (loss) attributable to non-controlling interests	0.3	0.3	0.7	0.6
Comprehensive income (loss) attributable to GoDaddy Inc.	$116.8	$33.6	$223.2	$(618.4)
___________________________
(1) Components of OCI are net of the tax effects reflected below:
Unrealized swap gain (loss), net	$0.3	$0.5	$1.8	$1.6
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Stockholders' Deficit (unaudited)
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	169,157	$0.2	688	$—	$1,308.8	$(1,190.9)	$(131.0)	$1.1	$(11.8)
Net income	—	—	—	—	—	10.8	—	—	10.8
Equity-based compensation, including amounts capitalized	—	—	—	—	53.2	—	—	—	53.2
Stock option exercises	309	—	—	—	11.8	—	—	(0.2)	11.6
Repurchases of Class A common stock	(2,544)	—	—	—	—	(195.1)	—	—	(195.1)
Impact of derivatives, net	—	—	—	—	—	—	26.5	—	26.5
Change in foreign currency translation adjustment	—	—	—	—	—	—	33.7	—	33.7
Vesting of restricted stock units and other	1,523	—	(209)	—	(0.4)	—	(0.4)	0.9	0.1
Balance at March 31, 2021	168,445	0.2	479	—	1,373.4	(1,375.2)	(71.2)	1.8	(71.0)
Net income	—	—	—	—	—	46.8	—	0.1	46.9
Equity-based compensation, including amounts capitalized	—	—	—	—	52.1	—	—	—	52.1
Stock option exercises	337	—	—	—	14.2	—	—	—	14.2
Repurchases of Class A common stock	(956)	—	—	—	—	(80.8)	—	—	(80.8)
Issuance of Class A common stock under ESPP	291	—	—	—	18.4	—	—	—	18.4
Impact of derivatives, net	—	—	—	—	—	—	(5.2)	—	(5.2)
Change in foreign currency translation adjustment	—	—	—	—	—	—	(5.9)	—	(5.9)
Vesting of restricted stock units and other	603	—	(100)	—	(0.1)	—	—	—	(0.1)
Balance at June 30, 2021	168,720	0.2	379	—	1,458.0	(1,409.2)	(82.3)	1.9	(31.4)

GoDaddy Inc.
Condensed Consolidated Statements of Stockholders' Deficit (unaudited) (continued)
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Net income	—	—	—	—	—	97.5	—	0.2	97.7
Equity-based compensation, including amounts capitalized	—	—	—	—	52.0	—	—	—	52.0
Stock option exercises	322	—	—	—	11.3	—	—	(0.1)	11.2
Repurchases of Class A common stock	(3,425)	—	—	—	—	(250.1)	—	—	(250.1)
Impact of derivatives, net	—	—	—	—	—	—	15.6	—	15.6
Change in foreign currency translation adjustment	—	—	—	—	—	—	3.8	—	3.8
Vesting of restricted stock units and other	504	—	(59)	—	0.5	—	(0.1)	(0.3)	0.1
Balance at September 30, 2021	166,121	$0.2	320	$—	$1,521.8	$(1,561.8)	$(63.0)	$1.7	$(101.1)

GoDaddy Inc.
Condensed Consolidated Statements of Stockholders' Deficit (unaudited) (continued)
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	172,867	$0.2	1,490	$—	$1,003.5	$(153.5)	$(78.2)	$10.1	$782.1
Net income	—	—	—	—	—	42.9	—	0.3	43.2
Equity-based compensation, including amounts capitalized	—	—	—	—	46.0	—	—	—	46.0
Stock option exercises	724	—	—	—	16.0	—	—	(0.7)	15.3
Repurchases of Class A common stock	(7,341)	—	—	—	—	(398.0)	—	—	(398.0)
Impact of derivatives, net	—	—	—	—	—	—	26.0	—	26.0
Change in foreign currency translation adjustment	—	—	—	—	—	—	(24.9)	—	(24.9)
Vesting of restricted stock units and other	1,377	—	(204)	—	1.4	(0.6)	(0.1)	(1.3)	(0.6)
Balance at March 31, 2020	167,627	0.2	1,286	—	1,066.9	(509.2)	(77.2)	8.4	489.1
Net loss	—	—	—	—	—	(673.2)	—	—	(673.2)
Equity-based compensation, including amounts capitalized	—	—	—	—	49.4	—	—	—	49.4
Stock option exercises	907	—	—	—	29.7	—	—	(0.5)	29.2
Repurchases of Class A common stock	(2,645)	—	—	—	—	(143.7)	—	—	(143.7)
Issuance of Class A common stock under ESPP	302	—	—	—	17.5	—	—	—	17.5
Impact of derivatives, net	—	—	—	—	—	—	(12.1)	—	(12.1)
Change in foreign currency translation adjustment	—	—	—	—	—	—	(10.7)	—	(10.7)
Vesting of restricted stock units and other	560	—	(166)	—	1.0	—	0.1	(1.1)	—
Balance at June 30, 2020	166,751	0.2	1,120	—	1,164.5	$(1,326.1)	(99.9)	6.8	(254.5)

GoDaddy Inc.
Condensed Consolidated Statements of Stockholders' Deficit (unaudited) (continued)
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Net income	—	—	—	—	—	64.7	—	0.4	65.1
Equity-based compensation, including amounts capitalized	—	—	—	—	48.6	—	—	—	48.6
Stock option exercises	517	—	—	—	14.7	—	—	(0.5)	14.2
Distributions to holders of LLC Units	—	—	—	—	—	—	—	(6.0)	(6.0)
Impact of derivatives, net	—	—	—	—	—	—	(22.8)	—	(22.8)
Change in foreign currency translation adjustment	—	—	—	—	—	—	(8.4)	—	(8.4)
Vesting of restricted stock units and other	545	—	(127)	—	0.2	—	0.1	(0.3)	—
Balance at September 30, 2020	167,813	$0.2	993	$—	$1,228.0	$(1,261.4)	$(131.0)	$0.4	$(163.8)
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net income (loss)	$155.4	$(564.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	149.7	151.3
Equity-based compensation expense	154.9	142.1
Non-cash restructuring charges	—	29.0
Tax receivable agreements liability adjustment	—	674.7
Other	10.7	30.6
Changes in operating assets and liabilities, net of amounts acquired:
Prepaid domain name registry fees	(42.0)	(15.1)
Deferred revenue	214.8	200.5
Other operating assets and liabilities	13.6	(49.5)
Net cash provided by operating activities	657.1	598.7
Investing activities
Maturities of short-term investments	—	23.7
Business acquisitions, net of cash acquired	(320.1)	(420.7)
Purchases of intangible assets	(201.8)	—
Purchases of property and equipment	(33.7)	(39.1)
Purchases of equity investments	(40.0)	—
Other investing activities	25.3	0.2
Net cash used in investing activities	(570.3)	(435.9)
Financing activities
Proceeds received from:
Issuance of term loans	—	746.3
Issuance of senior notes	800.0	—
Stock option exercises	37.0	58.7
Issuance of Class A common stock under ESPP	18.4	17.5
Payments made for:
Settlement of tax receivable agreements	(0.2)	(849.8)
Repurchases of Class A common stock	(526.0)	(541.7)
Repayment of term loans	(24.3)	(20.6)
Other financing obligations	(12.5)	(14.5)
Net cash provided by (used in) financing activities	292.4	(604.1)
Effect of exchange rate changes on cash and cash equivalents	(1.0)	0.3
Net increase (decrease) in cash and cash equivalents	378.2	(441.0)
Cash and cash equivalents, beginning of period	765.2	1,062.8
Cash and cash equivalents, end of period	$1,143.4	$621.8

Cash paid during the period for:
Interest on long-term debt, including impact of interest rate swaps	$74.4	$48.6
Income taxes, net of refunds received	$15.5	$11.6
Amounts included in the measurement of operating lease liabilities	$41.1	$38.9
Supplemental disclosure of non-cash transactions
Operating lease assets obtained in exchange for operating lease liabilities	$10.7	$15.8
Accrued purchases of property and equipment at period end	$4.4	$3.8
See accompanying notes to condensed consolidated financial statements.

GoDaddy Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(In millions, except shares in thousands and per share amounts)

1.    Organization and Background
Organization
We are the sole managing member of Desert Newco, and as a result, we consolidate its financial results and report non-controlling interests representing the economic interests held by its other members. The calculation of non-controlling interests excludes any net income attributable directly to GoDaddy Inc. As of September 30, 2021, we owned more than 99.8% of Desert Newco.
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

Segment
As of September 30, 2021, our chief operating decision maker was our Chief Executive Officer who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance for the entire company. Accordingly, we have a single operating and reportable segment.
2.    Summary of Significant Accounting Policies
Assets Recognized from Contract Costs
Fees paid to various registries at the inception of a domain registration or renewal represent costs to fulfill a contract. We capitalize and amortize these prepaid domain name registry fees to cost of revenue consistent with the pattern of transfer of the product to which the asset relates. Amortization expense of such asset was $171.4 million and $161.0 million for the three months ended September 30, 2021 and 2020, respectively and was $500.0 million and $481.7 million, for the nine months ended September 30, 2021 and 2020, respectively.
Equity Investments
We hold investments in privately held equity securities, which are recorded in other assets and totaled $40.0 million at September 30, 2021. These securities are recorded at cost and adjusted for observable transactions for same or similar investments of the same issuer or impairment. Investment gains and losses are recorded in other income (expense), net.
Valuations of privately held securities are inherently complex and require judgment due to the lack of readily available observable market data. A security's carrying value is not adjusted if there are no observable price changes in a same or similar security from the same issuer or if there are no identified events or changes in circumstances that may indicate impairment. In determining the estimated fair value of our investments, we utilize the most recent data available to us. We assess our investments for impairment at least quarterly using both qualitative and quantitative factors. If an investment is considered impaired, we recognize an impairment loss and establish a new carrying value for the investment.
Fair Value Measurements
The following tables set forth our material assets and liabilities measured and recorded at fair value on a recurring basis:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds and time deposits	$304.1	$—	$—	$304.1
Derivative assets	—	25.4	—	25.4
Total assets	$304.1	$25.4	$—	$329.5
Liabilities:
Derivative liabilities	$—	$117.0	$—	$117.0
Total liabilities	$—	$117.0	$—	$117.0

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$98.0	$—	$—	$98.0
Total assets	$98.0	$—	$—	$98.0
Liabilities:
Derivative liabilities	$—	$216.4	$—	$216.4
Total liabilities	$—	$216.4	$—	$216.4

Restructuring and other
Restructuring and other for the three and nine months ended September 30, 2021 includes the $15.4 million gain on sale of the land and buildings of our former corporate headquarters.
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
Pro forma financial information is not presented because the acquisition was not material to our financial statements.
4.    Goodwill and Intangible Assets
The following table summarizes changes in our goodwill balance:

Balance at December 31, 2020	$3,275.1
Goodwill related to acquisitions	263.4
Impact of foreign currency translation	(36.6)
Other	(1.5)
Balance at September 30, 2021	$3,500.4

Intangible assets, net are summarized as follows:

	September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	247.8	n/a	247.8
Contractual-based assets and other	255.1	n/a	255.1
Finite-lived intangible assets:
Customer-related	536.0	$(263.1)	272.9
Developed technology	237.0	(121.8)	115.2
Trade names and other	114.8	(41.9)	72.9
	$1,835.7	$(426.8)	$1,408.9

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	250.3	n/a	250.3
Contractual-based assets	67.0	n/a	67.0
Finite-lived intangible assets:
Customer-related	857.0	$(534.7)	322.3
Developed technology	188.1	(90.7)	97.4
Trade names and other	106.9	(33.8)	73.1
	$1,914.3	$(659.2)	$1,255.1
During the nine months ended September 30, 2021, we purchased intangible assets for a total of $201.8 million in cash. One of these purchases also includes a variable earn-out payment of up to $12.0 million based on the achievement of specified future performance conditions. The variable earn-out will be recognized only if the future performance conditions are achieved. These purchases primarily consisted of a number of top-level domains (TLDs), of which $186.8 million were recorded as indefinite-lived contractual-based intangible assets.
Amortization expense was $32.6 million and $32.0 million for the three months ended September 30, 2021 and 2020, respectively, and was $94.7 million and $94.3 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the weighted-average remaining amortization period for amortizable intangible assets was 51 months for customer-related intangible assets, 37 months for developed technology and 68 months for trade names and other, and was 51 months in total.
Based on the balance of finite-lived intangible assets as of September 30, 2021, expected future amortization expense is as follows:

Year Ending December 31:
2021 (remainder of)	$32.7
2022	129.0
2023	102.4
2024	83.5
2025	78.6
Thereafter	34.8
$461.0

5.    Stockholders' Equity
In May 2021, our board of directors approved the repurchase of up to an additional $775.0 million of our Class A common stock. We may purchase shares from time to time in open market purchases, block transactions and privately negotiated transactions, in accordance with applicable federal securities laws. Our share repurchase authorizations have no time limit, do not obligate us to make any repurchases and may be modified, suspended or terminated by us at any time without prior notice. The amount and timing of repurchases are subject to a variety of factors including liquidity, share price, market conditions and legal requirements. Shares repurchased are immediately retired.
In August 2021, we entered into an accelerated share repurchase agreement (ASR) to repurchase shares of our Class A common stock in exchange for an up-front payment of $250.0 million. The total number of shares ultimately delivered under the ASR, and therefore the average repurchase price paid per share, was determined based on the volume weighted-average price of our stock during the purchase period. The shares received were retired at the time of delivery and the up-front payment was accounted for as a reduction in retained earnings. The ASR is a forward contract indexed to our Class A common stock and met all of the applicable criteria for equity classification; therefore, it was not accounted for as a derivative instrument. The ASR was completed during the three months ended September 30, 2021 and we repurchased a total of 3,425 shares of our Class A common stock at an average price of $72.99 per share. Expenses incurred in connection with the ASR were recorded as a charge to retained earnings.
Additionally, during the nine months ended September 30, 2021, we repurchased a total of 3,500 shares of our Class A common stock in the open market at an average price of $78.83 per share for an aggregate purchase price of $275.9 million, including commissions.
As of September 30, 2021, we had $749.2 million remaining available for repurchases.
6.    Equity-Based Compensation Plans
Equity Plans
On January 1, 2021, an additional 6,794 shares of our Class A common stock were reserved for issuance pursuant to the automatic increase provisions of the 2015 Equity Incentive Plan. As of September 30, 2021, 31,500 shares were available for issuance as future awards under this plan.
On January 1, 2021, an additional 1,000 shares of our Class A common stock were reserved for issuance pursuant to the automatic increase provisions of the 2015 Employee Stock Purchase Plan (the ESPP). As of September 30, 2021, 4,790 shares were available for issuance under the ESPP.
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

The following table summarizes stock option activity:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Exercise Price Per Share ($)
Outstanding at December 31, 2020	3,428	42.79
Exercised	(968)	38.52
Forfeited	(227)	68.65
Outstanding at September 30, 2021	2,233	42.01
Vested at September 30, 2021	1,882	37.01
The following table summarizes stock award activity:

Number of Shares of Class A Common Stock (#)
Outstanding at December 31, 2020	6,133
Granted: RSUs	3,613
Granted: TSR-based PSUs	426
Vested	(2,262)
Forfeited	(1,178)
Outstanding at September 30, 2021(1)	6,732
_________________________________
(1)Includes financial-based PSUs for which performance targets have not yet been established, and which are not yet considered granted for accounting purposes. The balance of outstanding awards is comprised of the following:

	Number of Shares of Class A Common Stock (#)	Weighted-Average Grant-Date Fair Value Per Share ($)
RSUs	5,989	77.74
TSR-based PSUs	586	107.02
Financial-based PSUs granted for accounting purposes	79	78.62
Financial-based PSUs not yet granted for accounting purposes	78	N/A
Outstanding at September 30, 2021	6,732
As of September 30, 2021, total unrecognized compensation expense related to non-vested stock options and stock awards was $6.9 million and $364.9 million, respectively, with expected remaining weighted-average recognition periods of 1.6 years and 2.6 years, respectively. Such amounts exclude PSUs not yet considered granted for accounting purposes.

7.    Deferred Revenue
Deferred revenue consisted of the following:

	September 30, 2021	December 31, 2020
Current:
Domains	$896.5	$810.7
Hosting and presence	618.9	574.8
Business applications	384.7	325.8
	$1,900.1	$1,711.3
Noncurrent:
Domains	$433.8	$410.4
Hosting and presence	217.9	218.1
Business applications	105.0	96.6
	$756.7	$725.1
The increase in deferred revenue is primarily driven by payments received in advance of satisfying our performance obligations, offset by $402.5 million and $1,606.0 million of revenue recognized during the three and nine months ended September 30, 2021, respectively, which was included in deferred revenue as of December 31, 2020. Deferred revenue as of September 30, 2021 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied. Such recognition is expected to be as follows:

	Remainder of 2021	2022	2023	2024	2025	Thereafter	Total

Domains	$336.4	$640.8	$178.2	$74.7	$42.8	$57.4	$1,330.3
Hosting and presence	250.1	404.7	113.3	34.8	14.2	19.7	836.8
Business applications	155.1	251.6	63.1	14.9	2.7	2.3	489.7
	$741.6	$1,297.1	$354.6	$124.4	$59.7	$79.4	$2,656.8

8.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2021	December 31, 2020
Accrued payroll and employee benefits	$123.7	$114.8
Derivative liabilities	117.0	216.4
Tax-related accruals	50.6	38.4
Current portion of operating lease liabilities	38.9	41.5
Accrued marketing and advertising	31.5	29.9
Accrued legal and professional	25.0	24.4
Accrued acquisition-related expenses and acquisition consideration payable	21.3	9.4
Other	77.8	52.8
	$485.8	$527.6

9.    Long-Term Debt
Long-term debt consisted of the following:

	Maturity Date	September 30, 2021	December 31, 2020
2024 Term Loans (effective interest rate of 2.3% at September 30, 2021 and 2.8% at December 31, 2020)	February 15, 2024	$1,788.7	$1,807.4
2027 Term Loans (effective interest rate of 2.4% at September 30, 2021 and 3.0% at December 31, 2020)	August 10, 2027	740.6	746.2
2027 Senior Notes (effective interest rate of 5.4% at September 30, 2021 and December 31, 2020)	December 1, 2027	600.0	600.0
2029 Senior Notes (effective interest rate of 3.6% at September 30, 2021)	March 1, 2029	800.0	—
Revolver	February 15, 2024	—	—
Total		3,929.3	3,153.6
Less: unamortized original issue discount and debt issuance costs(1)		(41.5)	(39.2)
Less: current portion of long-term debt		(24.1)	(24.3)
		$3,863.7	$3,090.1
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
As of September 30, 2021, we had $600.0 million available for borrowing under the Revolver and were not in violation of any covenants of the Credit Facility.
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
As of September 30, 2021, we were not in violation of any covenants of the 2027 Senior Notes or the 2029 Senior Notes.
Fair Value
The estimated fair values of our long-term debt instruments are based on observable market prices for these loans, which are traded in less active markets and therefore classified as Level 2 fair value measurements, and were as follows as of September 30, 2021:

2024 Term Loans	$1,779.8
2027 Term Loans	$736.9
2027 Senior Notes	$625.9
2029 Senior Notes	$794.5
Future Debt Maturities
Aggregate principal payments, exclusive of any unamortized original issue discount and debt issuance costs, due on long-term debt as of September 30, 2021 are as follows:

Year Ending December 31:
2021 (remainder of)	$8.2
2022	32.5
2023	32.5
2024	1,740.0
2025	7.5
Thereafter	2,108.6
$3,929.3
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
We utilize a variety of derivative instruments, all of which are designated as cash flow hedges, including:
•foreign exchange forward contracts to hedge certain forecasted sales transactions denominated in foreign currency, all of which had maturities of 18 months or less as of September 30, 2021;
•a cross-currency swap arrangement used to manage variability due to movements in foreign currency exchange rates related to a Euro-denominated intercompany loan; and
•pay-fixed rate, receive-floating rate interest rate swap arrangements to effectively convert portions of our variable-rate debt to fixed.

The risk management strategies related to our use of derivatives are consistent with those described in our 2020 Form 10-K.
The following table summarizes our outstanding derivative instruments on a gross basis:

	Notional Amount		Fair Value of Derivative Assets(2)		Fair Value of Derivative Liabilities(2)
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Derivative Instrument:
Level 2:
Foreign exchange forward contracts	$333.9	$276.2	$6.3	$—	$1.3	$15.8
Cross-currency swap(1)	1,374.7	1,461.9	—	—	100.8	167.2
Interest rate swaps	2,006.4	2,022.0	19.1	2.0	14.9	33.4
Total hedges	$3,715.0	$3,760.1	$25.4	$2.0	$117.0	$216.4
_________________________________
(1)The notional values of the cross-currency swap have been translated from Euros to U.S. dollars at the foreign currency rates in effect of approximately 1.16 and 1.22 as of September 30, 2021 and December 31, 2020, respectively.
(2)In our balance sheets, all derivative assets are recorded within prepaid expenses and other current assets and all derivative liabilities are recorded within accrued expenses and other current liabilities.
The following table summarizes the effect of our designated cash flow hedging derivative instruments on accumulated other comprehensive income (loss) (AOCI):

	Unrealized Gains (Losses) Recognized in Other Comprehensive Income
	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Derivative Instrument:
Foreign exchange forward contracts(1)	$11.0	$(9.4)	$14.0	$(3.1)
Cross-currency swap	(5.3)	(7.0)	(10.8)	23.4
Interest rate swaps	10.2	(5.9)	35.5	(27.6)
Total hedges	$15.9	$(22.3)	$38.7	$(7.3)
_________________________________
(1)Amounts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.

The following tables summarize the locations and amounts of gains (losses) recognized within earnings related to our cash flow hedging relationships:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Foreign exchange forward contracts:
Reclassified from AOCI into income	$(2.8)	$—	$—	$0.7	$—	$—
Cross-currency swap:
Reclassified from AOCI into income(1)	—	6.8	33.2	—	7.0	(58.6)
Interest rate swaps:
Reclassified from AOCI into income	—	(8.8)	—	—	(8.1)	—
Total hedges	$(2.8)	$(2.0)	$33.2	$0.7	$(1.1)	$(58.6)
_________________________________
(1)The amount reflected in other income (expense), net includes $(33.5) million and $58.2 million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by the cross-currency swap during the three months ended September 30, 2021 and 2020, respectively.

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Foreign exchange forward contracts:
Reclassified from AOCI into income	$(6.2)	$—	$—	$2.7	$—	$—
Cross-currency swap:
Reclassified from AOCI into income(1)	—	20.1	76.2	—	22.1	(61.0)
Interest rate swaps:
Reclassified from AOCI into income	—	(26.1)	—	—	(17.0)	—
Total hedges	$(6.2)	$(6.0)	$76.2	$2.7	$5.1	$(61.0)
_________________________________
(1)The amount reflected in other income (expense), net includes $(77.2) million and $60.3 million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by the cross-currency swap during the nine months ended September 30, 2021 and 2020, respectively.
As of September 30, 2021, we estimate that $6.7 million of net deferred losses related to our designated cash flow hedges will be recognized in earnings over the next 12 months. No amounts have been excluded from our hedge effectiveness testing.

11.     Leases
Our operating leases primarily consist of office and data center space expiring at various dates through November 2036. As of September 30, 2021, operating leases have a remaining weighted average lease term of 7.5 years and our operating lease liabilities were measured using a weighted average discount rate of 5.0%.
The components of operating lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating lease costs	$12.1	$12.6	$36.4	$40.2
Variable lease costs	2.6	2.0	7.4	6.7
Sublease income	(1.0)	(0.5)	(2.6)	(2.3)
	$13.7	$14.1	$41.2	$44.6

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
On January 19, 2021, a single objector to the settlement filed a notice of appeal to the 11th Circuit Court of Appeals, which remains pending as of the date of this filing. We made no changes to our estimated loss provision for this settlement during the three or nine months ended September 30, 2021. The timing of any settlement payments is pending resolution of the appeal.
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
The amounts currently accrued for other matters are not material. While the results of such normal course claims and legal proceedings, regardless of the underlying nature of the claims, cannot be predicted with certainty, management believes, based on current knowledge and the likely timing of resolution of various matters, any additional reasonably possible potential losses above the amounts accrued for such matters would not be material. Regardless of the outcome, claims and legal proceedings may have an adverse effect on us because of defense costs, diversion of management resources and other factors. We may also receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained. The final outcome of any current or future claims or lawsuits could adversely affect our business, financial condition or results of operations.
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
As of September 30, 2021 and December 31, 2020, our accrual for estimated indirect tax liabilities was $12.3 million and $10.1 million, respectively, reflecting our best estimate of the probable liability based on an analysis of our business activities, revenues subject to indirect taxes and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation or settlements could be materially different than the amounts established for indirect tax contingencies.
13.    Income Taxes
We are subject to U.S. federal, state and foreign income taxes with respect to our allocable share of any taxable income or loss of Desert Newco, as well as any stand-alone income or loss we generate. Desert Newco is treated as a partnership for U.S. income tax purposes, and for most applicable state and local income tax purposes, and generally does not pay income taxes in most jurisdictions. Instead, Desert Newco's taxable income or loss is passed through to its members, including us. Despite its partnership treatment, Desert Newco is liable for income taxes in certain foreign jurisdictions in which it operates, in those states not recognizing its pass-through status and for certain of its subsidiaries not taxed as pass-through entities. We have acquired the outstanding stock of various domestic and foreign entities taxed as corporations, which are now wholly-owned by us or our subsidiaries. Where required or allowed, these subsidiaries also file and pay tax as a consolidated group for U.S. federal and state income tax purposes and internationally, primarily within the United Kingdom (U.K.), Germany and India. We anticipate this structure to remain in existence for the foreseeable future.
Our effective tax rates for the three and nine months ended September 30, 2021 differ from the U.S. federal statutory rate primarily due to changes in valuation allowances based on current year earnings and the impact of foreign earnings primarily related to the U.K., Germany and India jurisdictions.

On March 11, 2021, the U.S. federal government enacted the American Rescue Plan Act of 2021, which did not have a material impact on our benefit for income taxes.
On June 10, 2021, the U.K. enacted legislation increasing its corporate income tax rate to 25%, beginning in April 2023. As a result, we remeasured certain deferred tax assets and liabilities and recorded a charge of $4.0 million within our benefit for income taxes during the nine months ended September 30, 2021.
In determining the need for a valuation allowance, we prepare quarterly estimates using historical and forecasted future operating results, based upon approved business plans, including a review of the eligible carryforward periods and tax planning strategies. Based primarily on the negative evidence outweighing the positive evidence as of September 30, 2021, including our three year cumulative, consolidated GAAP loss, our historical tax losses and the difficulty in forecasting excess tax benefits related to equity-based compensation, we believe there is uncertainty as to when we will be able to utilize certain of our net operating losses (NOLs), credit carryforwards and other deferred tax assets (DTAs). Therefore, we have recorded a valuation allowance against the DTAs for which we have concluded it is more-likely-than-not they will not be realized.
Should our operating results continue to improve and projections show continued utilization of the tax attributes, we would consider that as significant positive evidence and our future reassessment may result in the determination that all or a portion of the valuation allowance is no longer required. If this were to occur, any reversal of the valuation allowance would result in a corresponding non-cash income tax benefit, thereby increasing total DTAs.
Uncertain Tax Positions
The total amount of gross unrecognized tax benefits was $99.3 million as of September 30, 2021, of which $24.9 million, if fully recognized, would decrease our effective tax rate. Although we believe the amounts reflected in our tax returns substantially comply with applicable U.S. federal, state and foreign tax regulations, the respective taxing authorities may take contrary positions based on their interpretation of the law. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision or benefit for income taxes in the period in which a final determination is made.

14.    Income (Loss) Per Share
Basic income (loss) per share is computed by dividing net income (loss) attributable to GoDaddy Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive shares unless their effect is antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted income (loss) per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$97.7	$65.1	$155.4	$(564.9)
Less: net income attributable to non-controlling interests	0.2	0.4	0.3	0.7
Net income (loss) attributable to GoDaddy Inc.	$97.5	$64.7	$155.1	$(565.6)
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	167,542	167,258	168,387	168,734
Effect of dilutive securities:
Class B common stock	350	1,069	445	—
Stock options	1,047	1,704	1,229	—
RSUs, PSUs and ESPP shares	884	1,374	1,663	—
Weighted-average shares of Class A Common stock outstanding—diluted	169,823	171,405	171,724	168,734

Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock—basic	$0.58	$0.39	$0.92	$(3.35)
Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock—diluted(1):	$0.58	$0.38	$0.90	$(3.35)
_________________________________
(1)The diluted income (loss) per share calculations exclude net income attributable to non-controlling interests.
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted income (loss) per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Class B common stock	—	—	—	1,220
Stock options	433	1,321	562	3,859
RSUs, PSUs and ESPP shares	761	413	619	1,825
	1,194	1,734	1,181	6,904
Shares of Class B common stock do not share in our earnings and are not participating securities. Accordingly, separate presentation of income (loss) per share of Class B common stock under the two-class method has not been presented. Each share of Class B common stock (together with a corresponding LLC Unit) is exchangeable for one share of Class A common stock.

15.    Geographic Information
Revenue by geography is based on the customer's billing address and was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
U.S.	$644.3	$560.7	$1,856.4	$1,630.6
International	319.7	283.7	940.0	812.2
	$964.0	$844.4	$2,796.4	$2,442.8
No international country represented more than 10% of total revenue in any period presented.
Property and equipment, net by geography was as follows:

	September 30, 2021	December 31, 2020
U.S.	$171.5	$198.3
France	25.5	27.0
All other international	31.5	32.0
	$228.5	$257.3
No other international country represented more than 10% of property and equipment, net in any period presented.
16.    Accumulated Other Comprehensive Loss
The following table presents AOCI activity in equity:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Total AOCI
Gross balance as of December 31, 2020(2)	$(98.8)	$(32.8)	$(131.6)
Other comprehensive income (loss) before reclassifications	31.6	(27.1)	4.5
Amounts reclassified from AOCI	—	64.0	64.0
Other comprehensive income	31.6	36.9	68.5
	$(67.2)	$4.1	(63.1)
Less: AOCI attributable to non-controlling interests			0.1
Balance as of September 30, 2021			$(63.0)

Gross balance as of December 31, 2019(2)	$(54.6)	$(24.3)	$(78.9)
Other comprehensive income (loss) before reclassifications	(44.0)	44.3	0.3
Amounts reclassified from AOCI	—	(53.2)	(53.2)
Other comprehensive loss	(44.0)	(8.9)	(52.9)
	$(98.6)	$(33.2)	(131.8)
Less: AOCI attributable to non-controlling interests			0.8
Balance as of September 30, 2020			$(131.0)
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
COVID-19 Pandemic
We have implemented a variety of measures to attempt to minimize the impact of the ongoing COVID-19 pandemic on our business, to ensure the availability and functioning of our critical infrastructure and to promote the safety and security of our employees. These measures have included remote working arrangements for nearly all of our workforce since March 2020 and safety protocols for any on-site personnel in accordance with federal, state and local regulations. Based on guidance from governmental authorities and health experts, we have started to bring our employees back to certain offices on a voluntary basis, and we expect to do this for other offices later this year and continuing into 2022. Incremental costs of these remote working arrangements have not been material, though such arrangements have increased the risk of cybersecurity incidents as individuals have been working through less secure network connections.
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
Third Quarter Financial Highlights
Below are our key financial highlights for the three months ended September 30, 2021, with comparisons to the three months ended September 30, 2020.
•Total revenue of $964.0 million, an increase of 14.2%, or approximately 13.5% on a constant currency basis(1).
•International revenue of $319.7 million, an increase of 12.7%, or approximately 10.6% on a constant currency basis(1).
•Total bookings(2) of $1,038.1 million, an increase of 9.9%, or approximately 9.1% on a constant currency basis(1).
•Operating income of $131.3 million, an increase of 42.1%.
•Net cash provided by operating activities of $226.4 million, an increase of 14.7%.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue

Revenue:
Domains	$453.2	47.0%	$387.4	45.9%	$1,312.6	46.9%	$1,112.9	45.6%
Hosting and presence	324.7	33.7%	302.4	35.8%	953.5	34.1%	891.8	36.5%
Business applications	186.1	19.3%	154.6	18.3%	530.3	19.0%	438.1	17.9%
Total revenue	964.0	100.0%	844.4	100.0%	2,796.4	100.0%	2,442.8	100.0%
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	345.8	35.9%	290.2	34.5%	999.0	35.7%	856.7	35.1%
Technology and development	172.4	17.9%	141.4	16.7%	530.8	19.0%	411.8	16.9%
Marketing and advertising	124.0	12.9%	115.4	13.7%	383.2	13.7%	312.9	12.8%
Customer care	74.0	7.7%	73.6	8.7%	230.9	8.3%	242.6	9.9%
General and administrative	81.2	8.4%	76.4	9.0%	260.9	9.3%	244.1	10.0%
Restructuring and other	(15.4)	(1.6)%	4.3	0.5%	(15.4)	(0.6)%	43.7	1.8%
Depreciation and amortization	50.7	5.2%	50.7	6.0%	149.7	5.4%	151.3	6.2%
Total costs and operating expenses	832.7	86.4%	752.0	89.1%	2,539.1	90.8%	2,263.1	92.7%
Operating income	131.3	13.6%	92.4	10.9%	257.3	9.2%	179.7	7.3%
Interest expense	(32.5)	(3.4)%	(23.9)	(2.8)%	(93.8)	(3.4)%	(64.5)	(2.6)%
Tax receivable agreements liability adjustment	—	—%	—	—%	—	—%	(674.7)	(27.6)%
Other income (expense), net	(1.2)	(0.1)%	1.2	0.1%	(1.4)	(0.1)%	(1.3)	(0.1)%
Income (loss) before income taxes	97.6	10.1%	69.7	8.2%	162.1	5.7%	(560.8)	(23.0)%
Benefit (provision) for income taxes	0.1	—%	(4.6)	(0.5)%	(6.7)	(0.2)%	(4.1)	(0.2)%
Net income (loss)	97.7	10.1%	65.1	7.7%	155.4	5.5%	(564.9)	(23.2)%
Less: net income attributable to non-controlling interests	0.2	—%	0.4	—%	0.3	—%	0.7	—%
Net income (loss) attributable to GoDaddy Inc.	$97.5	10.1%	$64.7	7.7%	$155.1	5.5%	$(565.6)	(23.2)%
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
Hosting and presence revenue primarily consists of revenue from the sale of subscriptions for website hosting, website security, website building and commerce products.

Business applications revenue primarily consists of revenue from the sale of subscriptions for third-party productivity applications, email accounts, email marketing tools and telephony solutions.
The following table presents our revenue for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%

Domains	$453.2	$387.4	$65.8	17%	$1,312.6	$1,112.9	$199.7	18%
Hosting and presence	324.7	302.4	22.3	7%	953.5	891.8	61.7	7%
Business applications	186.1	154.6	31.5	20%	530.3	438.1	92.2	21%
Total revenue	$964.0	$844.4	$119.6	14%	$2,796.4	$2,442.8	$353.6	14%
The 14.2% and 14.5% increases in total revenue for the three and nine months ended September 30, 2021, respectively, were driven by growth in total customers and average revenue per user as well as contributions from recent acquisitions. The increase in customers impacted each of our revenue categories, as the additional customers purchased subscriptions across our product portfolio.
Domains
The 17.0% and 17.9% increases in domains revenue for the three and nine months ended September 30, 2021, respectively, were primarily driven by the increase in domains under management from 81.8 million as of September 30, 2020 to 84.1 million as of September 30, 2021, increased aftermarket domain sales and contributions from recent acquisitions.
Hosting and presence
The 7.4% and 6.9% increases in hosting and presence revenue for the three and nine months ended September 30, 2021, respectively, were primarily driven by increased demand for our website building and website security products as well as contributions from recent acquisitions, including commerce related revenue from Poynt. The increase in the nine month period was partially offset by lower demand for certain higher-priced subscriptions, such as GoDaddy Social.
Business applications
The 20.4% and 21.0% increases in business applications revenue for the three and nine months ended September 30, 2021, respectively, were primarily driven by increased customer adoption of our productivity solutions.
Bookings
In addition to revenue, we also believe total bookings is a useful supplement in evaluating our performance and helps provide an enhanced understanding of our business:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Total bookings	$1,038.1	$945.0	$93.1	10%	$3,181.6	$2,832.4	$349.2	12%
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

The 9.9% and 12.3% increases in total bookings for the three and nine months ended September 30, 2021, respectively, were primarily driven by increases in total customers and domains under management, increased aftermarket domain sales, broadened customer adoption of non-domain products and contributions from recent acquisitions. Additionally, total bookings was favorably impacted by approximately 80 and 120 basis points for the three and nine months ended September 30, 2021, respectively, due to movements in foreign currency exchange rates.
Reconciliation of bookings
The following table reconciles total bookings to total revenue, its most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Total bookings:
Total revenue	$964.0	$844.4	$2,796.4	$2,442.8
Change in deferred revenue(1)	19.3	42.9	208.1	198.6
Net refunds	54.1	58.4	172.1	191.4
Other	0.7	(0.7)	5.0	(0.4)
Total bookings	$1,038.1	$945.0	$3,181.6	$2,832.4
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%

Cost of revenue (excluding depreciation and amortization)	$345.8	$290.2	$55.6	19%	$999.0	$856.7	$142.3	17%
The 19.2% and 16.6% increases in cost of revenue for the three and nine months ended September 30, 2021, respectively, were primarily attributable to higher domain costs, which were driven by the increase in domains under management, increased aftermarket domain sales and costs associated with our recently acquired registry business, as well as increased software licensing fees resulting from higher sales of productivity solutions and increased payment processing fees resulting from our bookings growth.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%

Technology and development	$172.4	$141.4	$31.0	22%	$530.8	$411.8	$119.0	29%
The 21.9% and 28.9% increases in technology and development expenses for the three and nine months ended September 30, 2021, respectively, were primarily due to increased personnel costs driven by higher average headcount associated with our continued investment in product development as well as increased technology costs associated with the growth of our business and our migration to a cloud-based infrastructure. Additionally, in the three and nine months ended September 30, 2021, we recorded approximately $5.0 million and $38.0 million, respectively, in compensation expense resulting from our acquisitions, primarily Poynt.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%

Marketing and advertising	$124.0	$115.4	$8.6	7%	$383.2	$312.9	$70.3	22%
The 7.5% and 22.5% increases in marketing and advertising expenses for the three and nine months ended September 30, 2021, respectively, were primarily attributable to increased discretionary spending associated with the marketing investments we made to drive additional growth. The year-over-year increase decelerated in the three month period due to the significant investments we made in 2020 to capture higher demand.
Customer care
Customer care expenses represent the costs to guide and service our customers, primarily consisting of personnel costs. We expect customer care expenses to fluctuate depending on the level of personnel required to support our business.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%

Customer care	$74.0	$73.6	$0.4	1%	$230.9	$242.6	$(11.7)	(5)%
The 4.8% decrease in customer care expenses for the nine months ended September 30, 2021 was primarily due to the headcount reductions related to the restructuring plan we implemented during the second quarter of 2020 as well as operating efficiencies gained as we scale our business and increase our use of alternative methods of customer interaction.
There were no material changes in customer care expenses for the three months ended September 30, 2021.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%

General and administrative	$81.2	$76.4	$4.8	6%	$260.9	$244.1	$16.8	7%
The 6.3% and 6.9% increases in general and administrative expenses for the three and nine months ended September 30, 2021, respectively, were primarily due to increased acquisition-related expenses and professional fees. The increase for the nine month period was partially offset by the reversal of equity-based compensation expense resulting from the forfeiture of unvested awards as a result of certain executive departures.
Restructuring and other
Restructuring and other for the three and nine months ended September 30, 2021 includes the $15.4 million gain on sale of the land and buildings of our former corporate headquarters.
During the three and nine months ended September 30, 2020, we recorded $4.3 million and $43.7 million, respectively, in pre-tax restructuring charges pursuant to a restructuring plan implemented in June 2020, as further discussed in our 2020 Form 10-K. There were no such charges recorded in 2021.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%

Depreciation and amortization	$50.7	$50.7	$—	—%	$149.7	$151.3	$(1.6)	(1)%
There were no material changes in depreciation and amortization.
Interest expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%

Interest expense	$32.5	$23.9	$8.6	36%	$93.8	$64.5	$29.3	45%
The 36.0% and 45.4% increases in interest expense for the three and nine months ended September 30, 2021, respectively, were primarily driven by the issuance of the 2027 Term Loans in August 2020 and the 2029 Senior Notes in February 2021, as further discussed in Note 9 to our financial statements, partially offset by a decrease in the effective interest rate on our variable rate borrowings.

Tax receivable agreements liability adjustment
During the nine months ended September 30, 2020, we recorded a $674.7 million charge related to the settlement of our prior tax receivable agreements, as further described in our 2020 Form 10-K.
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
In general, we seek to deploy our capital in a prioritized manner focusing first on requirements for our operations, then on growth investments, and finally on stockholder returns. Our strategy is to deploy capital, whether debt, equity or internally generated cash, depending on the adequacy and availability of the source of capital and which source may be used most efficiently and at the lowest cost at such time. Therefore, while cash from operations is our primary source of operating liquidity and we believe our internally-generated cash flows are sufficient to support our day-to-day operations, we may use a variety of capital sources to fund our needs for less predictable investment decisions such as strategic acquisitions and share repurchases.
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
Credit Facility and Senior Notes
Our long-term debt consists of the Credit Facility and the senior notes. In February 2021, we issued the $800.0 million 2029 Senior Notes, which bear interest at 3.50%. The proceeds were retained for general corporate purposes, which may include working capital, capital expenditures, potential acquisitions and strategic transactions. In addition, in March 2021, we refinanced the 2027 Term Loans to lower the interest rate margins by 0.5%. See Note 9 to our financial statements for additional information regarding our long-term debt.
Our long-term debt agreements contain covenants restricting, among other things, our ability, or the ability of our subsidiaries, to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes including mergers and consolidations, sell assets, make restricted payments including dividends, distributions and investments, prepay junior indebtedness and engage in operations other than in connection with acting as a holding company, subject to customary exceptions. As of September 30, 2021, we were in compliance with all such covenants and had no amounts drawn on our Revolver.
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

Share Repurchases
In May 2021, our board of directors approved the repurchase of up to an additional $775.0 million of our Class A common stock. During the nine months ended September 30, 2021, we repurchased a total of 3,500 shares in the open market for an aggregate purchase price of $275.9 million, including commissions, and entered into an ASR in August 2021 in which we repurchased an additional 3,425 shares for $250.0 million. See Note 5 to our financial statements for additional information.
As of the date of this filing, we have $749.2 million remaining available for repurchases.
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
During the nine months ended September 30, 2021, we purchased intangible assets for a total of $201.8 million in cash. One of these purchases also includes a variable earn-out payment of up to $12.0 million based on the achievement of specified future performance conditions. See Note 4 to our financial statements for additional discussion.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020

Net cash provided by operating activities	$657.1	$598.7
Net cash used in investing activities	(570.3)	(435.9)
Net cash provided by (used in) financing activities	292.4	(604.1)
Effect of exchange rate changes on cash and cash equivalents	(1.0)	0.3
Net increase (decrease) in cash and cash equivalents	$378.2	$(441.0)
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
Net cash provided by operating activities increased $58.4 million from $598.7 million during the nine months ended September 30, 2020 to $657.1 million during the nine months ended September 30, 2021, primarily driven by our bookings growth. This increase was partially offset by $29.4 million in compensatory payments made in connection with the closing of our acquisition of Poynt as well as increased discretionary spending associated with the marketing investments we made to drive additional growth.
Investing Activities
Our investing activities generally consist of strategic acquisitions and purchases of property and equipment to support the overall growth of our business and our increased international presence.
Net cash used in investing activities increased $134.4 million from $435.9 million during the nine months ended September 30, 2020 to $570.3 million during the nine months ended September 30, 2021, primarily driven by $201.8 million in purchases of intangible assets and $40.0 million in purchases of equity investments in 2021, partially offset by a $100.6 million decrease in spending for business acquisitions.

Financing Activities
Our financing activities generally consist of long-term debt borrowings, the repayment of principal on long-term debt, stock option exercises and share repurchases.
Net cash from financing activities increased $896.5 million from $604.1 million used during the nine months ended September 30, 2020 to $292.4 million provided during the nine months ended September 30, 2021, primarily due to $849.8 million in payments made to settle our prior tax receivable agreements in 2020 and $800.0 million in proceeds from the issuance of the 2029 Senior Notes in 2021, partially offset by the receipt of $746.3 million in net proceeds from the issuance of the 2027 Term Loans in 2020.
Deferred Revenue
See Note 7 to our financial statements for details regarding the expected future recognition of deferred revenue.
Off-Balance Sheet Arrangements
As of September 30, 2021 and December 31, 2020, we had no off-balance sheet arrangements that had, or which are reasonably likely to have, a material effect on our financial statements.
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
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts may fail to meet their contractual obligations. To mitigate such counterparty credit risk, we enter into contracts only with carefully selected financial institutions based upon ongoing evaluations of their creditworthiness. As a result, we do not believe we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of September 30, 2021.
Foreign Currency Risk
We manage our exposure to changes in foreign currency exchange rates through the use of foreign exchange forward contracts and cross-currency swap contracts. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and cash equivalents.

Foreign Exchange Forward Contracts
A portion of our bookings, revenue and operating expenses is denominated in foreign currencies, which are subject to exchange rate fluctuations. Our most significant foreign currency exposures are the Euro, the British pound and the Canadian dollar. Our reported bookings, revenues and operating results may be impacted by fluctuations in foreign currency exchange rates. Fluctuations in exchange rates may also cause us to recognize transaction gains and losses in our statements of operations; such amounts were not material during the period. As our international operations continue to grow, our exposure to fluctuations in exchange rates will increase, which may increase the costs associated with this growth. During the three months ended September 30, 2021, total bookings growth in constant currency would have been approximately 80 basis points lower and total revenue growth would have been approximately 70 basis points lower. Constant currency is calculated by translating bookings and revenue for each month in the current period using the foreign currency exchange rate for the corresponding month in the prior period, excluding any hedging gains or losses realized during the period.
From time-to-time, we may utilize foreign exchange forward contracts to manage the volatility of our bookings and revenue related to foreign currency transactions. These forward contracts reduce, but do not eliminate, the impact of adverse currency exchange rate fluctuations. We generally designate these forward contracts as cash flow hedges for accounting purposes. Changes in the intrinsic value of designated hedges are recorded as a component of AOCI. Gains and losses, once realized, are recorded as a component of AOCI and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. As of September 30, 2021, such realized and unrealized gains (losses) included in AOCI were $(8.6) million and $5.0 million, respectively.
Cross-Currency Swap Contract
In order to manage variability due to movements in foreign currency exchange rates related to a Euro-denominated intercompany loan, we entered into a five-year cross-currency swap in April 2017. The cross-currency swap, which matures on April 3, 2022, had a notional amount of €1,187.3 million as of September 30, 2021 and converts the fixed rate Euro-denominated interest and principal receipts on the intercompany loan into fixed U.S. dollar interest and principal receipts. The cross-currency swap, which is designated as a cash flow hedge and recognized as an asset or liability at fair value, effectively creates a fixed-rate U.S. dollar intercompany loan from a fixed rate Euro-denominated intercompany loan, thereby reducing our exposure to fluctuations between the Euro and U.S. dollar. Changes to the fair value of the cross-currency swap due to changes in the value of the U.S. dollar relative to the Euro would be largely offset by the net change in the fair values of the underlying hedged items.
Interest Rate Risk
Interest rate risk reflects our exposure to movements in interest rates associated with our variable-rate debt. See Note 9 to our financial statements for additional information regarding our long-term debt.
Total borrowings under our 2024 Term Loans were $1,788.7 million as of September 30, 2021. These borrowings bear interest at a rate equal to, at our option, either (a) LIBOR plus 1.75% per annum or (b) 0.75% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%.
Total borrowings under our 2027 Term Loans were $740.6 million as of September 30, 2021. These borrowings bear interest at a rate equal to, at our option, either (a) LIBOR plus 2.0% per annum or (b) 1.0% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0% .
All LIBOR-based interest rates under the Credit Facility are subject to a 0.0% floor on LIBOR.
In April 2017, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement to effectively convert a portion of the variable rate borrowings under the 2024 Term Loans to a fixed rate of 5.44%. This interest rate swap, which matures on April 3, 2022, had a notional amount of $1,265.8 million as of September 30, 2021.
In August 2020, we entered into seven-year pay-fixed rate, receive-floating rate interest rate swap arrangements to effectively convert the variable one-month LIBOR interest rate on the 2027 Term Loans borrowings to a fixed rate of 0.705%. These interest rate swaps, which mature on August 10, 2027, had an aggregate notional amount of $740.6 million as of September 30, 2021.
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
Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2021 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
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
Our success depends on our ability to attract and retain customers and increase sales to new and existing customers. Although our total customers and revenue have grown rapidly in the past, in recent periods our slower growth rates have reflected the larger size and scale and maturity of our business. We cannot be assured that we will achieve similar growth rates in future periods as our total customers and revenue could decline or grow more slowly than we expect. Our gross customer adds year to date have declined relative to 2020 and there is uncertainty regarding levels of customer demand and growth going forward. The rate at which new and existing customers purchase and renew subscriptions to our products could fluctuate or decline as a result of a number of factors, such as lower demand for domain names, websites and related products, declines in our customers' level of satisfaction with our products and the support provided by our GoDaddy Guides, the timeliness and success of product enhancements and introductions by us and those of our competitors, the pricing offered by us and our competitors, the frequency and severity of any system outages, breaches, or technological change.

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
The markets in which we compete are characterized by constant change and innovation, frequent new product and service introductions and evolving industry standards, and we expect them to continue to evolve rapidly. Our historical success has been based on our ability to identify and anticipate customer needs and design products providing entrepreneurs, small businesses and ventures with the tools they need to create, manage and augment their digital identity. In response to evolving customer needs, we launched freemium offers for Websites + Marketing, introduced free trials of our digital marketing suite, enabled an enhanced functionality with GoFundMe, introduced robust gift card functionality and virtual appointment support, expanded our capabilities with PayPal and launched basic messaging capability to allow our customers to connect with their customers. In September 2021, we further expanded our product offerings with the launch of OmniCommerce, which provides customers with an enhanced suite of tools to sell, track and manage sales, and extended GoDaddy Payments with the launch of two point-of-sale (POS) devices that integrate into our newly-created dashboard, Commerce Hub. To the extent we are not able to continue to identify challenges faced by entrepreneurs, small businesses and ventures and provide products responding in a timely and effective manner to their evolving needs, our business, operating results and financial condition may be adversely affected.
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
As a result of the COVID-19 pandemic, substantially all of our personnel, including our GoDaddy Guides, have been working remotely, which could negatively affect our culture. We have begun bringing our employees back to certain offices on a voluntary basis, and we expect to do this for other offices later this year and continuing into 2022. As we continue to bring employees back to our offices, working arrangements may differ from the arrangements before the COVID-19 pandemic. We expect that some of our employees may continue to work from home full-time or part-time. The full or partial return to in-office work and the potential transition to permanent remote working arrangements for some employees may result in increased costs, decreased efficiency, deterioration of corporate culture and other unforeseen challenges. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, continue to perform at current levels or execute on our business strategy.
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
In addition, the process of transferring customer personal information in connection with the migration of customers from one product to another may result in data loss. Any actual or perceived breach of our security, or any other data security incident, could damage our reputation and brand, expose us to a risk of loss or litigation and possible liability, subject us to regulatory or other government inquiries or investigations, require us to expend significant capital and other resources to alleviate problems caused by the breach and to make required improvements to our systems, and deter customers from using our products, any of which would harm our business, financial condition and operating results. For example, in July 2018 we discovered a third party had accessed certain data of our Domain Factory customers. We have spent significant time and resources responding to the initial incident and continue to respond to subject access requests (SARs) from Domain Factory customers. To date, the Bavarian Data Protection Agency has not rendered its final decision on its investigation of this incident; nor has it issued any fines, but we could be subject to fines in the future related to this incident in an amount we cannot predict at this time. In case of a future incident, a history of past incidents, such as the July 2018 incident, may increase the risk of higher sanctions, or that investigations into past incidents may be re-invigorated. In March 2020, we discovered a threat actor compromised the hosting login credentials of approximately 28,000 hosting customers to their hosting accounts as well as the login credentials of a small number of our personnel. These hosting login credentials did not provide access to the hosting customers' main GoDaddy account. We have spent resources investigating and responding to this activity, notified the impacted customers, reported the activity to applicable regulatory authorities, and are responding to requests for information regarding our data privacy and security practices, including from the Federal Trade Commission (FTC) pursuant to Civil Investigative Demands issued in July 2020 and October 2021. The timing of resolution and the outcome of this matter are uncertain.
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
Our future performance will continue to depend on the services and contributions of our senior management and key employees to execute on our business plan and to identify and pursue new opportunities and product innovations. The loss of services of senior management or other key employees and the hiring of new senior leaders and key employees, especially in a competitive labor market, could significantly delay or prevent the achievement of our development and strategic objectives as we transition to new leaders and could adversely affect our business, financial condition and operating results. On May 1, 2021, we announced the appointment of our new Chief Financial Officer, effective as of June 2, 2021, and our new Chief Legal Officer, effective as of July 12, 2021. We may face challenges in the transition and integration of these executive officers. In addition, as we expand our product offerings through acquisitions, we may become dependent on the services and contributions of key personnel who join us through such acquisitions. If we are unable to integrate and retain such personnel, our financial condition and operating results may be affected.
If we are unable to hire, retain, manage and motivate qualified personnel, our business would suffer.
Our future success and ability to innovate depends, in part, on our ability to continue to hire, retain, manage and motivate highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel or delays in hiring required personnel, may seriously harm our business, financial condition and operating results. Our ability to continue to attract and retain highly skilled personnel, specifically employees with technical and engineering skills and employees with language skills and cultural knowledge of the geographic markets we have recently expanded to or that we intend to expand to in the near future, will be critical to our future success. Additionally, due to the COVID-19 pandemic, we have temporarily closed offices and required substantially all personnel to work remotely. We have begun bringing our employees back to certain offices on a voluntary basis. We may experience difficulties onboarding new employees, managing employees and maintaining our culture while we work remotely and plan for our return-to-office.
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
We may not be able to achieve or maintain profitability in the future.
We had a net loss of $494 million in 2020 and net income of $138 million and $82 million in 2019 and 2018 respectively. While we have experienced revenue growth over these same periods, we may not be able to sustain or increase our growth or maintain profitability in the future or on a consistent basis, including as a result of the impact of the COVID-19 pandemic on customer demand for our products and our costs associated with modifying our operations, including moving all personnel to work remotely, in response to COVID-19. Customer demand for our products declined in the second quarter of 2021 and while it has improved in the third quarter, there remains uncertainty about the levels of customer demand and growth going forward. We have incurred substantial expenses and expended significant resources upfront to market, promote and sell our products. We also expect to continue to invest for future growth and to expand our product offerings. In addition, we expect to continue to incur significant accounting, legal and other expenses as a public company. Furthermore, we have incurred in recent periods, and may incur in future periods, large expenses which are not recurring, but which nonetheless negatively impact our GAAP operating results.
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
If our privacy or data security measures fail to comply with current or future laws, regulations, policies, legal obligations or industry standards, or are perceived to have done so, we may be subject to litigation, regulatory investigations such as the FTC investigation discussed above, fines or other liabilities, as well as negative publicity and a potential loss of business. Moreover, if future laws, regulations, other legal obligations or industry standards, or any changed interpretations of the foregoing, limit our customers' ability to use and share personal information, including payment card information, or our ability to store, process and share such personal information or other data, demand for our products could decrease, our costs could increase and our business, operating results and financial condition could be harmed.
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
We operate in areas of the world in which corruption by government officials exists to some degree and, in certain circumstances, compliance with anti-bribery and anti-corruption laws may conflict with local customs and practices. We operate in several countries and sell our products to customers around the world, which results in varied and potentially conflicting compliance obligations. In addition, changes in laws could result in increased regulatory requirements and compliance costs which could adversely affect our business, financial condition and results of operations. While we are committed to complying, and training our employees to comply, with all applicable anti-bribery and anti-corruption laws, we cannot assure that our employees or other agents will not engage in prohibited conduct and render us responsible under the FCPA or the U.K. Bribery Act.
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
The trading price of our Class A common stock is likely to be highly volatile and these fluctuations could cause you to lose all or part of your investment in our common stock. Since shares of our Class A common stock were sold in our IPO in April 2015 at a price of $20.00 per share, the reported high and low sales prices of our Class A common stock have ranged from $21.04 to $93.75 per share through September 30, 2021. Factors that may cause the market price of our Class A common stock to fluctuate include:
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
In the past, our board of directors has approved the repurchase of shares of our Class A common stock. In May 2021, our board of directors approved the repurchase of up to an additional $775.0 million of our Class A common stock. As of the date of this filing, we have approximately $0.7 billion remaining available for repurchases. Under this or any other future share repurchase programs, we may make share repurchases through a variety of methods, including open share market purchases, block transactions or privately negotiated transactions, in accordance with applicable federal securities laws. Future share repurchase programs may have no time limit, may not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
In the first quarter of 2020, we cancelled all non-essential travel and closed our offices to comply with local "shelter-in-place" orders and moved substantially all of our personnel to work remotely. Based on recent guidance from governmental authorities and health experts, we have begun bringing our employees back to certain offices on a voluntary basis, and we expect to do this for other offices later this year and continuing into 2022. Although we continue to monitor the situation and may adjust our current policies, changes to how our personnel work have negatively affected, and may continue to negatively affect, their productivity and efficiency.

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Information regarding share repurchases is also provided in Note 5 to our financial statements included in Part 1, Item 1 of this Form 10-Q and is incorporated herein by reference. Share repurchases during the three months ended September 30, 2021 were as follows:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs (in millions)
July 1 - July 31	—	N/A	—
August 1 - August 31	2,833	$72.99	2,833
September 1 - September 30	592	$72.99	592
Total	3,425		3,425	$749.2
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
The information below supplements and supersedes the information contained in our proxy statement for the 2021 annual meeting of stockholders (the 2021 Proxy Statement) with respect to the submission of stockholder proposals.
Stockholder Proposals for Inclusion in the Company’s 2022 Proxy Materials
Under SEC Rule 14a-8, a stockholder may submit a proposal for inclusion in the proxy materials for an annual meeting of stockholders in compliance with the requirements under the rule. The Corporate Secretary must receive the proposal at the address below not later than 120 calendar days before the one-year anniversary date of the proxy statement's release for the previous year's annual meeting. Accordingly, to be considered for inclusion in the proxy materials for the 2022 Annual Meeting of Stockholders, the Corporate Secretary must receive the proposal by December 23, 2021.
Stockholders should mail the proposal to the Corporate Secretary at GoDaddy Inc.; 2155 E. GoDaddy Way, Tempe, Arizona 85284. Please contact corporatesecretary@godaddy.com for additional information.
Nominations and Proposals Not for Inclusion in the Company’s 2022 Proxy Materials
As disclosed in our 2021 Proxy Statement, our Bylaws establish an advance notice procedure for stockholders who wish to present a proposal before an annual meeting of stockholders but do not intend for the proposal to be included in our proxy statement. Our Bylaws provide that stockholders may nominate candidates or propose other business by delivering timely written notice to our Secretary. To be timely for the 2022 Annual Meeting of Stockholders, our Secretary must receive the written notice at our principal executive offices between February 2, 2022 and March 4, 2022.
Our 2021 Proxy Statement inadvertently identified March 7, 2022 as the deadline for written notice, which is incorrect.

Item 6.    Exhibits

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

GODADDY INC.

Date:	November 3, 2021	/s/ Mark McCaffrey
Mark McCaffrey
Chief Financial Officer