Form 10-K
period 2021-12-31
GoDaddy Inc.
filed 2022-02-17
CIK 1609711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                         ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                                        ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒
As of June 30, 2021, the aggregate market value of the registrant's Class A common stock held by non-affiliates, based upon the closing sales price for the registrant's Class A common stock as reported by the New York Stock Exchange, was approximately $14.7 billion. For the purpose of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares beneficially owned by each of our executive officers, directors.
As of February 11, 2022, there were 167,175,106 shares of GoDaddy Inc.'s Class A common stock, $0.001 par value per share, outstanding and 312,223 shares of GoDaddy Inc.'s Class B common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2021.

GoDaddy Inc.
Annual Report on Form 10-K
Year Ended December 31, 2021

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (Annual Report), including the sections titled "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, involving substantial risks and uncertainties. The words "believe," "may," "will," "potentially," "plan," "could," "should," "predict," "ongoing," "estimate," "continue," "anticipate," "intend," "project," "expect," "seek," or the negative of these words, or terms or similar expressions conveying uncertainty of future events or outcomes, or that concern our expectations, strategy, plans or intentions, are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated, or expected. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements discussed under the heading "Risk Factors" and in our publicly available filings and press releases. These statements include, among other things, those regarding:
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
•our ability to integrate acquisitions, including our recent acquisitions of Poynt Co. (now known as GoDaddy Payments) and Pagely, our entry into new lines of business and our ability to achieve expected results from our integrations and new lines of business;
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

NOTE ABOUT FORWARD-LOOKING STATEMENTS (continued)

•anticipated income tax rates, tax estimates and tax standards;
•interest rate changes;
•the future trading prices of our Class A common stock;
•our expectations regarding the outcome of any regulatory investigation or litigation;
•the amount and timing of future repurchases of our Class A common stock under any share repurchase program;
•the potential impact of shareholder activism on our business and operations;
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
Unless expressly indicated or the context suggests otherwise, references to "GoDaddy," "company," "we," "us" and "our" refer to GoDaddy Inc. and its consolidated subsidiaries, including Desert Newco, LLC and its subsidiaries (Desert Newco).

Part I.
Item 1. Business
Overview
GoDaddy is a global leader in serving a large market of everyday entrepreneurs, delivering simple, easy-to-use products, and outcome-driven, personalized guidance to small businesses, individuals, organizations, developers, designers and domain investors. Our vision is to radically shift the global economy toward independent entrepreneurial ventures. Our mission is to empower entrepreneurs everywhere, making opportunity more inclusive for all. We are passionate about our mission, and we recognize that the opportunity for entrepreneurs is changing. When GoDaddy began, the entrepreneurial journey was simpler: entrepreneurs needed our help to name, create, grow and manage their ventures online. Over time, the evolution of e-commerce, social media and consumer expectations of their online and in-person experiences has changed the entrepreneur's journey. GoDaddy is uniquely positioned to help our customers navigate this complexity. We champion everyday entrepreneurs by empowering them with sage guidance set in seamlessly intuitive experiences to create and protect their digital identity, establish and maintain a ubiquitous presence online and participate in the world of connected commerce. We do all of this while activating the exponential power of our community at a global scale to deliver profitable revenue growth. Our 21.2 million customers are passionate, everyday entrepreneurs with vibrant ideas, who are determined to make their way in the world and to transform their ideas into something meaningful.
Our services are designed to meet and attract customers in all phases of their journey. Wherever their journey begins, whether with a domain, a physical store or on a social media platform, we are there to enable them to create content, build their website, establish and manage their online marketing, sell their products and services, syndicate marketplaces online and offline, connect social media and manage their businesses with branded email, productivity solutions and website security. Our customers often start with the most intimate of brand considerations, their identity, which we provide through our domain services. As their entrepreneurial needs evolve, we help our customers manage and grow their businesses and connect with their customers through our expanded service offerings and access to relevant third-party products and platforms, including website building and hosting, marketplace syndication, social media and bio site management, security, business products and email and other services. Recognizing that consumer expectations and behaviors are quickly changing, we evolved our product and service offerings to provide a high-performance back-end registry technology platform and an integrated suite of payment systems and point-of-sale hardware and software to seamlessly manage online and offline commerce.
What it means to have an online presence has evolved to having a connected digital identity, ubiquitous presence and connected commerce that includes responsive websites integrated with social channels, search engines and e-commerce marketplaces connected to offline commerce marketplaces. Our customers need to integrate dynamic information everywhere they engage with their audiences, including customer touchpoints such as appointment availability, retail inventory, digital subscriptions and social media.
At GoDaddy, we believe our customers should have both great technology and great customer support. Engaging with our customers in a proactive, consultative way through personalized guidance via phone and digital experiences sets them up to succeed. Through the thousands of daily conversations we have with our customers, we gather valuable feedback enabling us to continually evolve our products and solutions and respond to their changing needs.
Our people and unique culture have been integral to our success. We live by the same principles that enable our customers' ideas to survive and thrive, including owning outcomes, building value, joining forces and working courageously. We take responsibility for delivering successful outcomes which we believe is a key factor in driving our customer and revenue growth. We also believe we have one of the most recognized Internet brands in the U.S., and our international awareness continues to rapidly increase as we grow.
Our stable and predictable business model is driven by efficient customer acquisition, high customer retention rates and increasing lifetime spend. In each of the five years ended December 31, 2021, our customer retention rate exceeded 85%, and in 2021, our retention rate for customers who had been with us for over three years was more than 93%. Additionally, in 2021, we had approximately 1.5 million customers who each spent more than $500 a year on our product offerings. We believe the breadth and depth of our product offerings and the high-quality guidance and responsiveness from GoDaddy Guides has and continues to build strong customer relationships leading to our high customer retention rates. In 2021, we generated $3,816 million of revenue, up 15.0% from $3,317 million in 2020, and we generated $4,232 million in total bookings, up 12.1% from $3,776 million in 2020.

Our Customers and Solutions
We built GoDaddy to serve our customers by providing simple, easy-to-use cloud-based products on a single technology platform wrapped with personalized guidance.
Our Customers
We serve several customer populations: Independents, Partners, Domain Registrars and Investors, other Registrars and Corporate Domain Portfolio owners. While these customer populations tend to utilize many of the same GoDaddy product offerings, there are meaningful differences in their journeys, what they value, their goals and how they communicate with the rest of the world and we aim to establish and provide solutions that address these differences.
Our largest customer population, Independents, consists of mostly micro-businesses and noncommercial endeavors. Independents have an entrepreneurial spirit, strong work ethic and, above all, passion for their ideas, yet their specific needs vary depending on the type of their ideas and the phase of their journey. Independents range from individuals who have an initial business idea and those thinking about starting a business, to established ventures needing help attracting customers, growing their sales, managing their online presence or expanding their operations. Most Independents have fewer than five employees and most self-identify as having little to no technology or design skills. These customers need our help to create a unique and secure digital identity, especially with the more technical aspects of their online presence. Although our customers have differing degrees of resources and technical capabilities, they all share a desire to find tools to help them bring their ideas to life, enhance connections with their audience and provide a seamless experience for both existing and new customers.
Our second largest customer population, Partners, are website designers and developers who build websites on behalf of businesses and noncommercial organizations. We estimate that half of all global website builds occur through a third party, such as our Partners, on a do-it-for-you basis. Our Partners are often freelancers, moonlighters or teams within website design agencies that often have website design as one of multiple streams of income. Our Partners generally have more technical acumen and look for tools that provide greater amounts of flexibility, such as our WordPress content management system (CMS). Although Partners have a need for technical depth and flexibility, they also benefit from our simplicity and guidance as tools to increase their throughput and maximize the use of their time. We help our Partners in a number of ways beyond our product suite and services, including providing tools to help them save time, make money and exceed client expectations. These client management applications make it easier for designers and developers to manage their clients' websites at any host, or on GoDaddy products such as Managed WordPress. With our products and services, Partners can easily manage their overall business with capabilities such as client billing, administrative access and shopping features, making it easier for them to buy and manage multiple products for their clients, as well as make use of enhanced technical support and discounts for reselling GoDaddy products. We support a variety of control panels and content management tools favored by Partners including cPanel, Plesk, Drupal, Joomla and more. As one of the largest global hosts of WordPress sites, many of our recent investments, including our acquisition of Pagely, a managed WordPress hosting solution, in November 2021, have focused on extending our reach into the WordPress community.
Our third largest customer population is Domain Registrars and Investors. Domain registrars are organizations that have their own domain registration offerings, such as Amazon Web Services (AWS), but who use our domain registration and management platform. These commercial arrangements provide for strategic relationships with many key platforms, and enable further scale of our domain registration technology and insights. Domain investors are individuals or organizations who manage a portfolio of registered domains for the purpose of selling via secondary markets. These investors bring a unique and valuable resource to our business in the form of liquidity and the ability to help our other populations (Independents and Partners) successfully find a domain name they prefer.
We also serve other Registrars and Corporate Domain Portfolio owners. We serve registrars through our registry business (GoDaddy Registry), which provides wholesale generic top level domains (gTLDs) and country-code top level domains (ccTLDs) for registrars to sell to the end customer. These top-level domains (TLDs) provide shorter and better naming alternatives to a .com domain that more closely represent the name of customers' ideas, businesses and brands. We also provide a fully managed registry platform for other registry operators. We manage the full technology and operating stack at scale for over 200 TLDs including some of the largest brands in the world. Corporate Domain Portfolio owners are organizations that maintain and manage a large portfolio of domain names, including general and international domains. These customers are looking for the most powerful, secure and intuitive technology to streamline their processes, unparalleled industry experience and expertise to navigate the complexities of managing a corporate portfolio, and a focused and dedicated team that can provide committed support with the highest levels of security, service and domain management.

Our Solutions
We have designed and developed an extensive set of easy-to-use cloud-based technology products enabling our customers to establish a digital identity, connect with their customers across multiple social platforms and online marketplaces and deliver a seamless customer experience in a connected commerce world. We understand that our customers' needs vary depending on their type and the stage of their idea, which is why we offer our products both independently and bundled as suites of integrated products designed for specific uses. Crucial to our product philosophy is to provide value well in excess of the price we charge, which often puts our products in a position of strength on functionality while at an affordable cost.
Our domain name registration products enable us to engage customers at the initial stage of establishing a digital identity and often are an on-ramp for our other products. We believe our hosting and presence and business applications products significantly improve our value proposition to customers, increase our revenue and margin growth opportunities, can serve as starting points for our customer relationships and improve customer retention. Recognizing our customers' need for cost-effective e-commerce solutions, we acquired Poynt (now known as GoDaddy Payments) in February 2021 and launched our connected commerce offering in September 2021. We believe our payments solutions enable our customers to quickly and easily participate in the digital economy with a seamless transition to offline marketplaces, and position us to expand into new markets and increase our revenue and margin growth opportunities. We have also made significant investments in the localization of our service offerings, as 45% of our customers are located in international markets (notably the United Kingdom, Canada, Germany, India and Australia). And, while not a standalone product, our GoDaddy Guides consist of approximately 5,900 specialists worldwide who are available 24/7/365 and provide care to customers who have different levels of technical sophistication.
Domains
Every great idea needs a great name and GoDaddy is the leading global naming service. Staking a claim on digital identity with a domain name is an integral part of establishing a concept and presence online. When inspiration strikes, we are there to provide our customers with high-quality search, discovery and recommendation tools as well as the broadest selection of domains to help them find the right name for their idea. Securing a domain is a key component to creating a complete digital identity and our domain products often serve as the starting point in our customer relationships. We are a global market leader in domain name registration, with more than 84 million domains under management as of December 31, 2021 and, based on information reported in VeriSign's Domain Name Industry Brief, we held over 23% of the approximately 365 million domain names registered worldwide as of September 30, 2021. As of December 31, 2021, approximately 89% of our customers had purchased a domain from us. In 2021, 2020 and 2019, we generated approximately 47%, 46% and 45% of our total revenue, respectively, from sales of our domain products. In addition, GoDaddy Registry provides a high-performance back-end registry technology platform with a portfolio of TLDs including .biz, .co, .in, .nyc, and .us.
Our primary domains product offerings are:
Primary Registrations. Using our website or mobile application, we offer customers the ability to search for and register available domain names with the applicable registry. Our inventory for primary registrations is defined by the number TLDs we offer. As of December 31, 2021, 419 different generic TLDs, such as .com, .net and .org, and 57 different country code TLDs, such as .de, .ca, .in and .jp., were available for purchase through GoDaddy. Since 2013, hundreds of new gTLDs have been launched through ICANN's "new gTLD program" initiated in 2012 (Expansion Program), making it easier for companies and individuals to find and register new, easy-to-remember domain names tailored to their ideas, industry or interests. ccTLDs are important to our international expansion efforts as we have found international customers often prefer the ccTLD for the country or geographic market in which they operate. Our primary registration offering relies heavily on our search, discovery and recommendation tools which enable our customers to find a name matching their needs. We also sell domain registrations through relationships with third-party resellers and we provide back-end registry services supporting more than 215 TLDs.
Aftermarket. We operate a large domain aftermarket platform, which processes aftermarket, or secondary, domain name sales. Our aftermarket platform is designed to enable the seamless purchase and sale of previously registered domain names through an online auction, an offer and counter offer transaction or a "buy now" transaction. We maintain a portfolio of more than 1.2 million previously registered domains, providing a diverse inventory available to our customers. Our GoDaddy Investor mobile application helps investors watch and bid on domains at auction and stay on top of their current bids from their mobile devices. We operate a cross-registrar network that automates transaction execution across registrars thereby reducing the time required to complete a transaction.

Domain Name Add-Ons. Domain name add-ons are features typically purchased concurrently with domain name registrations and have low costs associated with their delivery. In addition, where permissible, privacy features are included at no cost with every domain registered with GoDaddy. Domain names with these privacy features are registered on an "unlisted" basis to help protect personal information, deter domain-related spam, and allow our customers to confidentially secure a domain for an unannounced product, service or idea.
Registry. GoDaddy Registry is a world-leading provider of domain name registry services. GoDaddy registry operates more than 200 TLDs including country-code TLDs, such as .us and .co, city TLDs such as .nyc and .sy, generic TLDs such as .Club and .Buzz, and branded TLDs such as .Chase and .Fox. Our integrated registry solutions provide policy and operational support, and domain marketing, sales and strategic planning. We also provide back-end registry services supporting more than 215 TLDs.
Hosting and Presence
Bringing an idea to life online requires a presence. GoDaddy Websites + Marketing, Managed WordPress hosting, GoDaddy Studio (formerly Over) and other GoDaddy offerings are a part of a customer's ubiquitous presence that enable anyone to create a simple, easy-to-use website or e-commerce enabled online store, for both desktop and mobile, with minimal technical skill. Our products, powered by a unified cloud platform, enable our customers to get found online by helping to enhance the information on their website and extending their website and its content to where they need to be, from search engine results (e.g., Google) to social media (e.g., Meta (the parent company of Facebook, Instagram and WhatsApp)) to vertical marketplaces (e.g., Yelp), all from one location. For more technically sophisticated web designers, developers and customers, we provide high-performance, flexible hosting and security products that can be used with a variety of open source design tools as well as Managed WordPress. We design these solutions to be easy to use, effective, reliable, flexible and at a great value. We offer a variety of hosting and presence products enabling our customers to create and manage their digital identity, or in the case of Partners, the digital identities of their end-customers. In 2021, 2020 and 2019, we derived approximately 34%, 36% and 38% of our total revenue, respectively, from sales of our hosting and presence products.
Our primary hosting products are:
Shared Website Hosting. The term "shared hosting" refers to the housing of multiple websites on the same server via the use of chroot environments. Shared hosting is our most popular hosting product. We operate, maintain and support shared website hosting in our owned and operated data centers and our leased co-located data centers using either Linux or Windows operating systems. We currently offer several tiers of website hosting plans to suit the needs and resources of our customers, a majority of which use industry standard cPanel or Parallels Plesk control panels. We also bundle our hosting plans with a variety of applications and products such as web analytics, Secure Sockets Layer (SSL) certificates and WordPress. WordPress is the most used content management application on our shared hosting platform.
Website Hosting on Virtual Private Servers and Virtual Dedicated Servers. Our broad range of virtual private server (VPS) and virtual dedicated server (VDS) offerings, which run on single bare metal servers, allow our customers to select the server configuration best suited for their applications, requirements and growth. Our VPS solutions provide our customers with a single virtual machine which runs multiple other virtual machines for other customers. Our VPS is designed for customers who need greater control, more advanced technical capabilities and higher performance than that offered by our shared hosting plans. Our VDS solutions offer our customers high-performance server options with isolated resources to run mission-critical applications where latency and uptime matters. Our customers can tailor their VPS or VDS plans based on a range of performance, storage, bandwidth and operating system needs.
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
Security. Our security product portfolio is a comprehensive suite of tools designed to help secure our customers' online presence. The portfolio includes (i) public key infrastructure (PKI) and SSL certificates to help ensure information is secure between browsers and servers through encryption; (ii) the use of a content delivery network (CDN) to improve a website's performance; (iii) a proprietary web application firewall (WAF) to help keep customers' websites safe from hackers; (iv) continuous malware scanning and site cleanups; and (v) a skilled team of security professionals to provide incident responses in the event of a disruption in service.

Our primary presence products are:
Websites + Marketing. Websites + Marketing is an easy-to-use, do-it-yourself, mobile-optimized online tool enabling customers, irrespective of their technical skills, to build effective websites and e-commerce enabled online stores. We offer a variety of plans, with pricing dependent on business and marketing features. With each of these plans, customers have access to industry-targeted professional design templates, which can be further customized using our editor by adding intent-driven sections, photos, videos or text. Our design templates cover a wide range of categories with professionally written content for small businesses, organizations, families, weddings and other ideas. Our websites and tools are all designed to work seamlessly on mobile devices, with a focus on performance, to enable websites to appear in search engine rankings.
Marketing. Our Websites + Marketing product line includes a range of marketing tools and services designed to help businesses acquire and engage customers and create content. These capabilities are available in an integrated offering with our website and commerce tools, or as a stand-alone for customers using other website content-management systems. The tools are designed for busy customers who may lack experience with online marketing, focusing on ease of use, mobile experience and delivering business results. For example, our mobile application, GoDaddy Studio (formerly Over), allows our customers to grow their brands by easily creating impactful visual content for almost any platform online. Search Engine Optimization helps our customers get their websites found on major search sites using a simple step-by-step wizard with targeted recommendations on which search phrases are most likely to drive traffic to a customer's site. Business listings capabilities bring business information to where customers are looking, including Meta (the parent company of Facebook, Instagram and WhatsApp) and Google My Business. Email marketing lets people build targeted campaigns, either from scratch or using website or commerce content.
Social Media Management. GoDaddy Social provides customers with a complete "do-it-for-me" service for managing engagement on the most popular social networks. This service combines dedicated teams of branding experts – photographers, writers, designers, marketers – with proprietary technology to manage activity on Meta (the parent company of Facebook, Instagram and WhatsApp), Twitter and Yelp, among others, to help our customers acquire new customers and build stronger relationships with their existing customers.
Business Applications
Our customers want to spend their time on what matters most to them, selling their products or services or helping their customers do the same. We provide them with productivity tools such as domain-specific email, second-line telephony, online storage and payment solutions to help run their ventures. We offer a variety of products designed to make the business of business easier for our customers. The products we offer include those developed in-house as well as third-party applications which we distribute and support, such as Microsoft Office 365. In 2021, 2020 and 2019, we derived approximately 19%, 18% and 17% of our total revenue, respectively, from sales of our business applications products.
Our primary business applications products are:
Microsoft Office 365. We offer fully-supported Microsoft Office 365 accounts that are easy to set up and use with our customers' domains. We offer Microsoft Office 365 in multiple plans ranging from email with calendar and contacts connected to a custom domain to a full suite of productivity tools, including file sharing and full desktop versions of Microsoft productivity applications, such as Outlook, Word, Excel and PowerPoint. For customers wanting to protect their email data, we offer an email backup service, and for customers needing to comply with regulatory requirements, we offer email add-on services such as HIPAA-enabled email, encryption services (in partnership with ProofPoint), archiving services (in partnership with Barracuda) and advanced e-mail security. We help make Microsoft Office 365 installation easy, allowing customers to get up and running in minutes, including "do-it-for-me" migration services to move customers' existing email data to Office 365 accounts.
Email Accounts. We offer a range of email service plans with a multi-feature web interface that connects to our customers' domains. The pricing of these plans depends on the customer's desired amount of storage and number of email addresses. All of our email accounts are ad-free and include security functionality designed to provide protection from spam, viruses and other forms of online fraud, such as phishing.
Email Marketing. Our email marketing product helps customers market their businesses through permission-based email. Customers can easily create and send newsletters, targeted advertising campaigns, promotions and surveys as well as connect email campaigns with their social media networks and track the results of campaigns.

Telephony. We provide Internet-based telephone services, including virtual phone numbers and mobile applications that allow for separate business and personal communications from the same phone, single and multi-line VoIP phone systems, IP-enabled phones, virtual phone numbers, virtual receptionist services, customizable phone trees and follow-me call forwarding. These SmartLine plans can be accessed with either IP phones, traditional local or cellular telephone services.
Connected Commerce
Our customers want their customers to have an enjoyable and seamless shopping experience, through a connected commerce experience in store and online. Our commerce products are designed to help our customers set up an online store that is enabled for e-commerce, process all major forms of payment in store and online, manage their inventory across multiple marketplaces including their physical store, book appointments and get paid quickly for their customers' transactions. We seek to make it easy for our customers to sell in-person, on their websites, across major marketplaces and via the most popular social networks.
Our primary commerce products and services are:
Online Store. Our Websites + Marketing product includes online store capability, which allows our customers to transact business directly on their websites. The product is optimized for mobile shopping and secure checkout via credit card, GoDaddy Payments (including, Apple Pay and Google Pay), Square, Stripe or PayPal. Our online store allows customers to manage inventory and shipping and is integrated into our social and email marketing tools, to help customers generate more business.
Smart Point-of-Sale (POS) Systems. We offer two point-of-sale devices, a countertop Smart Terminal and a mobile Card Reader and web/desktop software for POS. We also offer inventory management and invoicing capabilities to our customers through the use of third party applications that seamlessly integrate with GoDaddy's POS system, giving small businesses the ability to sell, track and manage sales and inventory in store and online. GoDaddy's POS systems seamlessly integrate with GoDaddy's Online Store to unify in-person and online sales in one organized place—our new Commerce Hub.
GoDaddy Payments. As a "payment facilitator," GoDaddy Payments enables our customers to accept all major forms of payment, including Visa, MasterCard, American Express, Discover, and contactless payments including Apple Pay and Google Pay, with no long-term contracts or monthly minimums. This service enables our customers to be paid as early as the next business day in many cases. We collect a transaction fee of 2.3% for each retail POS transaction and a transaction fee of 2.3% + $0.30 for each online transaction.
Our Opportunity and Advantages
Our Opportunity—Empowering the Everyday Entrepreneur
Our customers represent a large and diverse market that we believe is fundamentally underserved by other Internet companies. The International Labour Organization, an agency of the United Nations, estimated in an October 2019 report that more than 90% of enterprises in many countries were small and medium size businesses (defined as having fewer than 250 employees). In the U.S., the U.S. Small Business Administration's Office of Advocacy indicated that there were approximately 32.5 million small businesses in the U.S. (based on the Census Bureau's 2018 Statistics of U.S. Businesses, which was the most recent data available as of publication of this report), and they were estimated to have represented approximately 43.5% of total U.S. gross domestic product (GDP) in 2014. Though these data points do not account for the impact of the COVID-19 pandemic on small and medium businesses, we believe the pre-pandemic data demonstrates a significant market exists for our products and services, and we believe our addressable market extends beyond small businesses and includes individuals and organizations, such as universities, community organizations, charities and hobbyists.
Our customers are consumers themselves, which makes them keenly aware of the need to have an impactful online presence. While our customers' needs change depending on where they are in their journey, the most common customer needs we serve include:
•Digital identity. Our customers want to develop a digital identity by finding a name that distinctly identifies their business, hobby or passion. We believe their digital identity includes not just a simple, mobile-enabled website, but the ability to get found across various search engines, social media platforms and vertical marketplaces. And while our customers' online identities start with creating and managing these points of presence, their identities are amplified through content generation and the ability to engage and transact online with their customers and audience.

•Ubiquitous presence. Ubiquitous presence represents the need of our customers to present themselves to their customers, which they do through an ever-expanding set of options across social media, marketing channels, email, marketplaces and through their website. Being able to seamlessly create and post content quickly is imperative. What it means for our customers to be online continues to evolve. Today, having an effective online presence often means having a combination of: (i) a secure and content-rich website viewable from any device; (ii) a presence on social media channels (e.g., Meta (the parent company of Facebook, Instagram and WhatsApp) and WeChat); (iii) getting found by search engines (e.g., Google); and (iv) being on: (a) an increasing number of horizontal marketplaces (e.g., Yelp and Eventbrite); (b) vertical marketplaces (e.g., Zillow, OpenTable and HomeAdvisor); and (c) e-commerce platforms (e.g., Amazon, eBay, Etsy).
•Connected commerce. Connected commerce recognizes that our customers need commerce to work seamlessly for them both offline and online. Our customers' customer expectations are set by how they engage with enterprise-grade experiences, which means they expect to be able to buy online and pick up in the store in a matter of minutes. A customer in the store expects to be recognized online seamlessly, while a customer online expects to transition to a store experience seamlessly. For service commerce entrepreneurs, their customers expect to find products and services online, engage through online messaging, book appointments digitally, and complete transactions in-person.
•Interacting with customers as they grow their business. Our customers need to communicate with their existing customers and find new ones across a landscape that is fragmented in both form and function. They have distinct needs in (i) branded email communication, originating with domain registration and email creation through an email client; (ii) online marketing in a variety of content types and channels; (iii) online commerce with reservation and scheduling, product catalogs and e-commerce and payment processing capabilities, including in-person point-of-sale payment processing; (iv) messaging capabilities across SMS, Facebook Messenger, WhatsApp and other platforms; (v) email marketing for audience engagement; and (vi) telephony, for inbound and outbound voice communication. Surrounding these channels and tactics, our customers also need easy-to-use tools to run their businesses.
•Technology that is reliable, secure, performance enhancing and evolves with their needs. Our various customer types need a simple platform and set of tools enabling their domain, website, marketing and commerce solutions to easily work together as their ideas grow and become more complex. The right platform can meet the needs of entrepreneurs, who may not be technologically savvy, and our Partners, who have more complex requirements, as well as the range of customers in between who have varying needs and levels of sophistication. All the while, our customers expect reliable products and want to be confident their digital presence is secure, even as they insert customization that can create vulnerabilities. Our customers work on their ideas whenever and however they can and need solutions fitting their lifestyle and schedule.
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
Serving these customer needs creates a deep relationship, where we are looked to as not just a solution provider, but also a guide and partner to their entrepreneurial journey. This makes for a favorable business and economic model, aligning the interests of GoDaddy and our customers.
Our Advantages
Our customers have many roles in their venture; they simultaneously run marketing, accounting, service delivery operations, customer service, people operations and many other tasks. Time is their most valuable resource and complexity is their hindrance; our customers want an impactful online presence, but may not have the time and skills to make that happen. Our goal is to be a trusted partner to these entrepreneurs, bringing together the technology, ease of use and care necessary to bring their ideas to life online. We believe the following strengths provide us with competitive advantages in serving these needs:

Global Brand Awareness. We have a global brand with high awareness and the ability to leverage our brand with new categories, which is a competitive advantage when customers search for solutions. We have over 21 million paying customers. We have 55 global sites and in 2021, 45% of our customer base and a third of our revenue derived from our international presence. Our customers value our suite of products - over 84 million domains, 12% of the application-built websites in the world and over 10 million mailboxes - resulting in greater than 85% customer retention rates. Our email penetration rates continued to grow reaching 25% of GoDaddy customers in 2021, and Websites + Marketing has grown share by 40% in the last 3 years.
Seamlessly Intuitive Experiences. Our customers often self-identify as non-technical and inexperienced in areas such as marketing, content creation and customer management. Because they may lack the expertise to take full advantage of powerful tools, customers may be overwhelmed as they attempt to bring their idea online.
We believe the solution to this complexity is to radically simplify our solutions and services into seamlessly intuitive experiences. GoDaddy has the two leading website building CMSs, Managed WordPress and Websites + Marketing. With Managed WordPress, we have dramatically reduced the complexity of provisioning, managing and customizing the WordPress CMS by wrapping it with our own security tools (WAF, CDN and SSL), design tools, plug-in pre-installs at initiation and automatic, managed updates. With Websites + Marketing, our own captive CMS, we incorporate seamlessly intuitive experiences by uniting marketing, content, commerce and customer management tools into a single experience.
We also seek to leverage data and insights to personalize the products and experiences of our customers as well as tailor our solutions and marketing efforts to each of our customer groups. We constantly seek to improve our website, marketing programs and customer care to intelligently respond to each stage of our customers' lifecycles and identify their specific product needs. This allows us to interact more frequently with our customers. We intend to continue investing in our technology and data platforms to further enable our personalization efforts.
Sage Guidance. Our customers deeply value expertise and know-how, which has been part of the GoDaddy DNA through our GoDaddy Guides since our founding. Our customers' needs are highly individualized and unique to their ventures, which makes operating a guidance experience – at scale – a substantial form of differentiation.
In recent years, we have extended this competency into several new interfaces and subject matters. These interfaces allow us to take learnings and insights gained from customer interactions to build and grow our product and service offerings and drive more thoughtful engagements for our customers. For example, within our Websites + Marketing platform, we are now creating customized action plans for our customers as they seek to market their businesses in a number of different channels based on the type of their venture and their geography. Additionally, within our Websites + Marketing platform we recently launched an in-editor chat experience with our GoDaddy Guides, who are able to strategically assist our customers through aesthetic decisions and help them with technical challenges. And finally, we have significantly increased the training and engagement content available to our customers, through a number of different content forums and across platforms like YouTube and Instagram.
Exponential Power of our Community. GoDaddy is a large aggregator of paying small businesses and ventures in the world, with a wealth of diversity across industry verticals, life stages, levels of sophistication and geographies. Our customers gain valuable insights when they are able to share experiences and skills, but the challenge is that the exchange of information is cumbersome. We aim to activate our community and lower the barriers for connection, for the betterment of our customers. This occurs in discreet areas of our business today – such as in our domain aftermarket and GoDaddy Websites + Marketing's InSight platform – and it is something in which we continue to invest in with our other products and services.
Operations
Human Capital
Our people embody the same grit and determination as our customers. Our world-class engineers, designers, marketers and GoDaddy Guides share a passion for technology and its ability to change our customers' lives. We value hard work, extraordinary effort, living passionately, taking intelligent risks and working together toward successful customer outcomes. Our relentless pursuit of building value and doing right for our customers has been a crucial ingredient of our growth.

As of December 31, 2021, we had 6,611 employees worldwide, including 3,073 GoDaddy Guides, 2,098 in technology and development, 597 in marketing and advertising and 843 in general and administrative. Approximately 2,900 of our GoDaddy Guides are located in international markets, most significantly in India, the Philippines, Spain, Colombia and Mexico, and are directly employed by third-party partners while dedicated to GoDaddy on a full-time basis. A majority of our employees are based in the U.S. and Europe. None of our U.S. employees are represented by a labor union or are party to any collective bargaining agreement in connection with his, her or their employment with us. Certain of our employees in Germany are represented by employee works councils and some other internationally based employees are represented by worker representatives in accordance with local regulations.
At GoDaddy, we strive for a workplace culture where everyone has the opportunity to thrive. We support this goal by focusing on key human capital initiatives including:
•Pay Equity. We actively work to attract a diverse employee population and are committed to providing equitable opportunity in all aspects of employment. For the past seven years, we have published an annual diversity and pay equity report and, according to our analysis, we believe we have paid men and women substantially the same for performing similar jobs across the company for all entities included in the analysis. In 2017, we began reporting on our pay practices across U.S. based minority and non-minority employee populations and have reported each year that we believe, based on such data, that we have paid minorities and non-minorities substantially the same for performing similar jobs across the company.
•Diversity, Inclusion and Belonging. Not only are we committed to increasing workforce diversity, but we have launched various initiatives to further our goal of being a more diverse, inclusive and equitable workplace. We have several Employee Resource Groups (ERGs), which are employee-led groups formed around a common interest. Our ERGs play a critical role in fostering diversity, inclusion and belonging within GoDaddy. They help drive GoDaddy's vision, mission, values and strategic direction in the areas of recruitment and retention, learning and development and business/community development outreach. In addition, we actively work to eliminate unconscious bias in our company by providing training and recognizing and combating unconscious bias in our hiring, performance review and promotion processes. We also received perfect scores on the 2019, 2020, 2021 and 2022 Corporate Equality Index administered by the Human Rights Campaign Foundation.
•Learning and Professional Development. We are committed to providing fulfilling career development opportunities for our employees. We offer extensive classes to our employees spanning leadership, sales, service and technology through e-learning, instructor-led content classes, video based and blended platforms. For our GoDaddy Guides, we offer continuing education and training programs that are immersive with environments, technology, and tools that enable active learning.
•Employee Engagement. We conduct an annual employee engagement survey, GoDaddy Voice. Over 90% of our employees participated in the survey in 2021. Approximately 92% of survey respondents feel empowered to bring their authentic selves to work and 94% believe their colleagues treat each other with respect. Additionally, we monitor employee responses to ensure employees feel connected and engaged with GoDaddy's mission, our customers and their own teams.
•Community Investment. Our social impact work, overseen by our GoDaddy for Good team, is an extension of our company vision and mission. Through our global volunteer and matching programs, we enable our employees to volunteer in their communities with paid time off, and we match employee donations to qualifying nonprofits of choice up to $1,500 per employee per year or country equivalent. In addition, our employees can earn funds for nonprofits they volunteer with through our volunteer rewards program.
Technology and Infrastructure
Our products, customer experiences and business systems are enabled by our technology and infrastructure to ensure scalability, security and flexibility. Technology and development expenses, including those expenses related to our technology platform, were $706 million, $560 million and $493 million in 2021, 2020 and 2019, respectively. During the five years ended December 31, 2021, we invested to support our growth with $2,549 million in technology and development expenses. The growth in our technology and development expenses has been driven primarily by our focus on enhancing customer experiences through the use of software-driven products. Additionally, we offer Domain Registry and Corporate Domains solutions to our customers. We have built a scalable infrastructure platform allowing us to optimize for economies of scale and enable next-generation hosting architecture for our customers, while investing in faster, denser and more efficient data centers, improved network connectivity and improved resiliency, both domestically and internationally.

We aim to provide a reliable and secure global platform and infrastructure. Our investments in technology, including engineers, patents, online security, customer privacy, reliable infrastructure and data science capabilities, enable us to innovate and deliver personalized solutions to our customers. Our API-driven technology platform is built on state-of-the-art, open source technologies like Hadoop, OpenStack and other large-scale, distributed systems. Additionally, our platform allows our developers to create new and enhanced products or product features assembled from common building blocks leading to faster deployment cycles. We believe our products work well together and are more valuable and easier to use together than if our customers purchased them individually from other companies and tried to integrate them. As of December 31, 2021, we had 2,098 employees in technology and development, 314 issued patents and 124 pending patent applications in the U.S.
Physical Infrastructure and Management
Our physical technology infrastructure supports our products, experiences and business systems through servers located in data centers around the world. As the world's largest managed authoritative DNS provider and a leading website hosting platform, we invested significantly in our peering architecture and underlying infrastructure management to handle significant Internet traffic at low bandwidth costs. We invested in the automation of common physical data center components like servers, load balancers, switches and storage and, we use open source solutions when possible to automate manual processes and thereby reduce the risk of human error and lower costs. Additionally, we are beginning to use a single automated infrastructure based on OpenStack to enable next-generation services. We continue to migrate most of our non-hosting products and internal systems to AWS, which has accelerated our ability to provide speed and reliability in both our product and customer experiences. These efforts and our large technology infrastructure footprint allow us to scale and provide our customers with valuable products at affordable prices.
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
Data Platform. Our horizontal data platform helps us be a trusted source of data about our customers and their online ideas through accurate, meaningful and easily consumable data insights, which allows us to build best-in-class, personalized experiences for our customers. Our data platform is key to helping us deepen our customer and business insights; these insights enable innovation through instrumentation, experimentation and analysis.
Content and Marketing Platform. Our content and marketing platforms leverage the latest technology, operational and production models that enable us to deliver customer-centric digital experiences at an accelerated pace through multiple touchpoints and channels. Our content platform and content creation processes help us realize efficiencies and scalability, which enhance our ability to drive new, high-quality products and customer experiences to market faster. We are focused on driving advancements in experimentation, the speed and volume of content creation, localization and content self-service, while ensuring platform availability and performance. We are also delivering new engagement marketing capabilities that improve business effectiveness and customer experiences.
Enterprise Operations. We recently implemented an enterprise resource planning (ERP) platform across our human capital management operations and financial and procurement operations; we continue to make improvements to these systems as needed.

Product Development
We invested heavily in our product development teams as we expanded the ways we serve our customers to adjust to their changing needs from primarily domain name registration and hosting to a broader spectrum of offerings. Our primary website building products (Websites + Marketing and Managed WordPress), website security suite, email offerings (Microsoft Office 365 and Open X-change), commerce and domain aftermarket each represent significant need states that are complementary to our long-standing offerings and benefit from our strengths as a company in human-infused technology. Our product development investments have grown at a significantly higher rate than our physical infrastructure and business system expenses, reflecting our expanding role in enabling our customers' success with a powerful digital presence. Our key product development initiatives include:
Powering a Simple and Effortless Presence. We offer a range of products and services that help our customers get their ideas online. Websites + Marketing combines a mobile-optimized website builder with an integrated set of marketing and e-commerce tools to help our customers create an audience for their idea or business, enabling them to design a professional website in under an hour. We continue to invest in Websites + Marketing and other tools, templates and technology to make building, maintaining and updating a professional looking mobile or desktop presence simple and easy. In 2020, we introduced GoDaddy Studio (formerly Over), a web and mobile app that empowers everyday entrepreneurs to create visual content by customizing templates we provide or creating from scratch with simple design tools. Additionally, we are investing in products to help our customers drive their customer acquisition, retention and communication efforts by managing their presence across search engines, social networks and vertical marketplaces and keep their online presence and information secure.
Making the Business of Business Easy. Our business applications range from domain-specific email and email marketing to telephony services and payment tools to help our customers communicate with their customers and grow their ideas. In April 2021, we acquired Re:amaze, a communications platform to help small businesses support, engage and convert customers through email, text, online chat, social media, voice and video conversations. We intend to continue investing in the breadth of our product offerings to help our customers connect with their customers and run their ventures.
Delivering the Next Generation of Naming. The first generation of naming included a limited set of gTLDs, such as .com and .net, and ccTLDs, such as .uk and .in. Hundreds of new gTLDs were introduced in 2013 through the Expansion Program, expanding the available inventory for us and our customers. Through GoDaddy Registry, we operate back-end registry management for more than 215 TLDs. Additionally, we have invested to expand the secondary market to help match buyers to sellers who already own domains. Our GoDaddy Investor mobile application helps investors watch and bid on domains at auction and stay on top of current bids from their mobile devices. We continue to invest in search, discovery and recommendation tools and transfer protocols for both primary and secondary domains.
Partnering Up. Our flexible platform also enables us to acquire companies and quickly launch new products for our customers, including through partnerships such as Microsoft Office 365 for email. We have also acquired companies and technologies to complement our product and service offerings and expand our geographic footprint. We intend to continue identifying value-added technology acquisition targets and partnership opportunities.
Helping customers sell anything anywhere. Our commerce solutions are designed to enable customers to seamlessly sell both online and offline. In 2021, we launched several commerce solutions including:
•Two POS devices, the Smart Terminal and mobile Card Reader that allow customers to sell, track and manage their sales both online and offline;
•GoDaddy Payments, a payments solution that enables GoDaddy Websites + Marketing and Managed WordPress WooCommerce customers to handle all of their commerce transactions directly through GoDaddy;
•WooCommerce payments extensions that give merchants the ability to easily and securely accept any major credit or debit card for transactions on sites built with WooCommerce and WordPress; and
•Commerce Hub which helps our customers easily manage and track every sale they make, whether that takes place online, offline, or more commonly in today's landscape, a hybrid of the two.
In the future we will continue to innovate in commerce solutions that are easy-to-use, allow our customers to sell anywhere and at industry-low pricing.

Marketing
We believe GoDaddy is one of the most recognized Internet brands in the U.S. with increased awareness globally. We have established this high level of brand awareness primarily through our advertising campaigns across various platforms including television commercials, print, online and billboards, and have supplemented these advertising campaigns with athlete, celebrity sponsorships and social media influencers. Over the five years ended December 31, 2021, we have invested $1,833 million in marketing and advertising expenses. Our strong brand has helped us attract and retain 21.2 million customers as of December 31, 2021. We intend to continue investing in our brand as we seek to further grow our total customers, particularly internationally. Customer referrals are another highly efficient and cost-effective channel for acquiring customers.
We complement our brand marketing efforts with focused and metric-driven direct response marketing to acquire new customers. We use a variety of targeted online marketing programs for lead generation, including search engine marketing, search engine optimization and targeted email and social media marketing campaigns, as well as more traditional direct marketing and indirect channel partner marketing programs, to drive interest in our products and traffic to our websites. As part of this effort, we regularly run campaigns simultaneously and constantly refine our media mix across our channels.
Central to our international strategy is a philosophy of localizing our product offerings and customer experience and deploying them through our global infrastructure. As of December 31, 2021, we had over 9.6 million customers outside of the U.S. and derived approximately 32%, 32% and 33% of our total bookings from international sales in 2021, 2020 and 2019, respectively. We have built a dedicated team responsible for the internationalization and localization of our core product offerings as well as our customer care and marketing efforts.
In conjunction with our localization efforts, we added on-the-ground regional teams and increased our country and regional specific marketing spend. These investments enabled us to successfully launch and expand our business outside the U.S. and as of December 31, 2021, we provided localized products and customer care in 55 markets around the world. We took a rigorous approach to managing the level of investment we expect to make in each geographic market we enter based on a market tier approach. We expect to continue to expand internationally, growing our share and increasing penetration of the international markets we have entered in recent years.
Competition
We provide cloud-based solutions enabling individuals, businesses and organizations to establish an online presence, connect with customers and manage their ventures. The market for providing these solutions is highly fragmented and competitive. These solutions are also rapidly evolving, creating opportunity for new competitors to enter the market with point-solution products or address specific segments of the market. In some instances, we have commercial partnerships with companies with which we also compete. Given our broad product portfolio, we compete with niche point-solution products and broader solution providers. Our competitors include providers of:
•domain registration services and web-hosting solutions such as Donuts, United Internet, Namecheap, Newfold Digital, Automattic and WP Engine;
•website creation and management solutions such as Shopify, Squarespace and Wix;
•commerce capabilities such as Square, BigCommerce, Stripe and PayPal;
•cloud-infrastructure services and online security providers such as CloudFlare, Comodo, Let's Encrypt, LiquidWeb and SiteGround;
•alternative web presence, social platform and marketing solutions such as Amazon, Google, Meta (the parent company of Facebook, Instagram and WhatsApp), MindBody, Toast, TikTok, OpenTable and Yelp; and
•productivity tools such as business-class email, calendaring and messaging such as Google, Grasshopper, Microsoft, WeChat, WhatsApp and Zoho.
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
ICANN. The registration of domain names is governed by ICANN, a multi-stakeholder private sector, not-for-profit corporation formed in 1998 for the express purposes of overseeing a number of Internet related tasks, including management of the DNS, allocation of IP addresses, accreditation of domain name registrars and registries and the definition and coordination of policy development for all of these functions. We are accredited by ICANN as a domain name registrar and registry and thus our ability to offer domain name registration products is subject to our ongoing relationship with, and accreditation by, ICANN. The regulation of Internet domain names in the U.S. and in foreign countries is subject to change.
ccTLD Authorities. The regulation of ccTLDs is governed by national regulatory agencies of the country underlying the specific ccTLDs, such as the U.S. (.us), Colombia (.co), China (.cn), Canada (.ca) and the UK (.uk). Our ability to sell ccTLDs is dependent on our and our partners' abilities to maintain accreditation in good standing with these various international authorities.
Advertising and promotional information presented on our websites and in our products, and our other marketing and promotional activities, are subject to federal and state consumer protection laws regulating unfair and deceptive practices. U.S. federal, state and foreign legislatures have also adopted laws and regulations regulating numerous other aspects of our business. Regulations relating to the Internet, including laws governing online content, user privacy and data protection, automatic renewal laws, taxation, liability for third-party activities, are particularly relevant to our business. A sample of such laws and regulations is discussed below.
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
Lanham Act. The Lanham Act governs trademarks and false advertising. Case law interpreting the Lanham Act has limited liability for many Internet service providers such as search engines and domain name registrars. Nevertheless, there is no statutory safe harbor for trademark violations comparable to the provisions of the DMCA, and we may be subject to a variety of trademark claims in the future.
Privacy and Data Protection. In the areas of personal privacy and data protection, the U.S. federal and various state and foreign governments have adopted or proposed limitations on, and requirements associated with, the collection, distribution, use, storage and security of personal information of individuals. In addition, in several jurisdictions in which we operate, data protection is more highly regulated and rigidly enforced. For example, the European Union (E.U.) has enacted the General Data Protection Regulation (GDPR), superseding the 1995 European Union Data Protection Directive. The GDPR includes stringent operational requirements for processors and controllers of EU personal data with broad extra-territorial effect and imposes significant penalties for non-compliance. As we continue to expand our operations in Europe and elsewhere, we expect compliance with these regulatory schemes to be more burdensome and costly for us. In addition, California enacted the California Consumer Privacy Act (CCPA) in 2018 (effective January 1, 2020), which was further modified by the passage of the California Privacy Rights Act (CPRA) in the November 2020 election. The CCPA, as modified, requires covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information.
Payments Regulation. Various U.S. federal, state and international laws and regulations govern the payments industry, including the Bank Secrecy Act of 1970 and state money transmitter licensing laws. Our payments services may be or become subject to regulation by authorities, which would subject us to, among other things, (i) record-keeping, reporting and bonding requirements, (ii) limitations on the investment of customer funds and (iii) inspection by state and federal regulatory agencies. In order to offer retail point-of-sale solutions that connect to payment networks, retail point-of-sale providers must certify their products and services with the payment card networks, financial institutions and payment processors, as well as comply with government and telecommunications company regulations including those imposed by the U.S. Federal Communications Commission (FCC) and similar telecommunications authorities worldwide.
Laws and regulations relating to our activities are unsettled in many jurisdictions, and may prove difficult or impossible to comply with in some jurisdictions. Additionally, federal, state, local and foreign governments are also considering legislative and regulatory proposals that would regulate the Internet and our activities in more and different ways than exist today. It also is impossible to predict whether new taxes will be imposed on our services, and depending upon the type of such taxes, whether and how we would be affected. Laws and regulations in the U.S. or in foreign jurisdictions may be applied in new or different manners in pending or future litigation. Further, other existing bodies of law, including the criminal laws of various jurisdictions, may be deemed to apply to our activities, or new statutes or regulations may be adopted in the future.
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
As of December 31, 2021, we had 314 issued patents in the U.S. covering various aspects of our product offerings. Additionally, as of December 31, 2021, we had 124 pending U.S. patent applications and intend to file additional patent applications in the future.
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
Corporate Information
We were incorporated in Delaware on May 28, 2014. Our principal executive offices are located at 2155 E. GoDaddy Way, Tempe, Arizona 85284 and our telephone number is (480) 505-8800.
Available Information
Our website is located at www.godaddy.com and our investor relations website is located at investors.godaddy.net. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and our Proxy Statements are available through our investor relations website, free of charge, as soon as reasonably practicable after we file them with the SEC. We also provide a link to the section of the SEC's website at www.sec.gov that has all of the reports, proxy and information statements we file or furnish with the SEC.

Item 1A. Risk Factors
You should carefully consider the risks described below before making an investment decision in our common stock. Our operations and financial results are subject to various risks and uncertainties, including those described below and the other information in this Annual Report on Form 10-K and in our other public filings. If any of the following risks occur, our business, financial condition, reputation, operating results and growth prospects could be materially and adversely affected. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially adversely affect our business, operating results, financial condition, reputation, and growth prospects.
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
•If we are unable to attract and retain customers and increase sales to new and existing customers, our business and operating results would be harmed.
•Our business will suffer if the small business market for our solutions proves less lucrative than projected or if we fail to effectively acquire and service small business customers.
•If we are unable to attract a more diverse customer base, such as Partners, Domain Registrars and Investors, other Registrars and Corporate Domain Portfolio owners and tech savvy users, for which we have developed more customized solutions and applications, our business, growth prospects and operating results could be adversely affected.
•Our brand is integral to our success. If we fail to protect or promote our brand, our business and competitive position may be harmed.
•We face significant competition for our products in the domain name registration, website building and web-hosting markets and other markets in which we compete, which we expect will continue to intensify, and we may not be able to maintain or improve our competitive position or market share.
•The future growth of our business depends in significant part on increasing our international bookings. Our continuing international expansion efforts subject us to additional risks.
•We have made significant investments to support our growth strategy. These investments may not succeed. If we do not effectively manage future growth, our operating results will be adversely affected.
•We may acquire other businesses or talent, which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our operating results.
•We may enter into new lines of business that offer new products and services, which may subject us to additional risks.
•A network attack, a security breach or other data security incident could delay or interrupt service to our customers, harm our reputation or subject us to significant liability.
•If the security of the confidential information or personal information we or our vendors or partners maintain, including that of our customers and the visitors to our customers' websites stored in our systems, is breached or otherwise subjected to unauthorized access, our reputation may be harmed and we may be exposed to liability.
•We rely on our marketing efforts and channels to promote our brand and acquire new customers. These efforts may require significant expense and may not be successful or cost-effective.
•Our future performance depends in part on the services and performance of our senior management and key employees.
•If we are unable to hire, retain, manage and motivate qualified personnel, our business could suffer.

•Our failure to properly register or maintain our customers' domain names could subject us to additional expenses, claims of loss or negative publicity that could have a material adverse effect on our business.
•Our quarterly and annual operating results may be adversely affected due to a variety of factors, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.
•Our substantial indebtedness could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business and our ability to react to changes in the economy or our industry, as well as divert our cash flow from operations for debt payments and prevent us from meeting our debt obligations.
•Governmental and regulatory policies or claims concerning the domain name registration system and the Internet in general, and industry reactions to those policies or claims, may cause instability in the industry and disrupt our business.
•We are subject to privacy and data protection laws and regulations as well as contractual privacy and data protection obligations. Our failure to comply with these or any future laws, regulations or obligations could subject us to sanctions and damages and could harm our reputation and business.
•Our business depends on our customers' continued and unimpeded access to the Internet and the development and maintenance of Internet infrastructure. Internet access providers may be able to block, degrade or charge for access to certain of our products, which could lead to additional expenses and the loss of customers.
•We may face liability or become involved in disputes over registration and transfer of domain names and control over websites.
•Our business could be affected by new governmental regulations regarding the Internet.
•Our business could be negatively impacted by shareholder activism.
•Our share price may be volatile, and you may be unable to sell your shares.
Strategic Risks
If we are unable to attract and retain customers and increase sales to new and existing customers, our business and operating results would be harmed.
Our success depends on our ability to attract and retain customers and increase sales to new and existing customers. Although our total customers and revenue have grown rapidly in the past, in recent periods our slower growth rates have reflected the larger size and scale and maturity of our business. We cannot be assured that we will achieve similar growth rates in future periods as our total customers and revenue could decline or grow more slowly than we expect. Our gross customer adds for 2021 have declined relative to 2020 and there is uncertainty regarding levels of customer demand and growth going forward. The rate at which new and existing customers purchase and renew subscriptions to our products could fluctuate or decline as a result of a number of factors, such as lower demand for domain names, websites and related products, declines in our customers' level of satisfaction with our products and the support provided by our GoDaddy Guides, the timeliness and success of product enhancements and introductions by us and those of our competitors, the pricing offered by us and our competitors, and the frequency and severity of any system outages, breaches, or technological change.
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

If we are unable to attract a more diverse customer base, such as Partners, Domain Registrars and Investors, other Registrars and Corporate Domain Portfolio owners and tech savvy users, for which we have developed more customized solutions and applications, our business, growth prospects and operating results could be adversely affected.
Our business has been focused in the past few years on serving users who are considering starting a business and small or medium-sized businesses and ventures that are up and running but need help growing and expanding their digital capabilities. We are also focused on other customer populations, such as Partners, Domain Registrars and Investors, other Registrars and Corporate Domain Portfolio owners, including those that are more technically savvy. For these customers we are developing new features and applications. For example, for our technically-sophisticated web designers, developers and customers, we provide high-performance, flexible hosting and security products that can be used with a variety of open source design tools as well as Managed WordPress. Some of our newly developed products are suited for more technically skilled customers. If we are unable to increase sales of our products to all customer segments we may target, our estimated total addressable market may be overstated and our business, growth prospects and operating results may be adversely affected.
Our business will suffer if the small business market for our solutions proves less lucrative than projected or if we fail to effectively acquire and service small business customers.
We focus our operations on small businesses, which frequently have limited budgets and may choose to allocate resources to items other than our solutions, especially in times of economic uncertainty or recessions. We believe that the small business market is underserved, and we intend to continue to devote substantial resources to it, including through our Partners who sell directly to their customers, some of which are small businesses. We aim to grow our revenues by adding new small business customers, selling additional business solutions to existing small business customers and encouraging existing small business customers to continue to use and purchase our products and services. If the small business market fails to be as lucrative as we project or we are unable to market and sell our services to small businesses effectively, directly or through our Partners, our ability to grow our revenues and become profitable will be harmed.
If we do not successfully develop and market products that anticipate or respond promptly to the needs of our customers, our business and operating results may suffer.
The markets in which we compete are characterized by constant change and innovation, frequent new product and service introductions and evolving industry standards, and we expect them to continue to evolve rapidly. Our historical success has been based on our ability to identify and anticipate customer needs and design products providing entrepreneurs, small businesses and ventures with the tools they need to create, manage and augment their digital identity. In response to evolving customer needs, we launched freemium offers for Websites + Marketing, introduced free trials of our digital marketing suite, enabled an enhanced functionality with GoFundMe, introduced robust gift card functionality and virtual appointment support, expanded our capabilities with PayPal and launched basic messaging capability to allow our customers to connect with their customers. In September 2021, we further expanded our product offerings with the launch of OmniCommerce, which provides customers with an enhanced suite of tools to sell, track and manage sales, and extended GoDaddy Payments (formerly Poynt) with the launch of two POS devices that integrate into our newly-created dashboard, Commerce Hub. To the extent we are not able to continue to identify challenges faced by entrepreneurs, small businesses and ventures and provide products responding in a timely and effective manner to their evolving needs, our business, operating results and financial condition may be adversely affected.
The process of developing new products and technology is complex and uncertain. If we fail to accurately predict customers' changing needs, such as the need for expanded online and offline commerce tools, or emerging technological trends, such as artificial intelligence, or if we fail to achieve the benefits expected from our investments in technology, our business could be harmed. These product and technology investments include those we develop internally, such as our "do-it-yourself" website builder Websites + Marketing, our hosting platforms and our security products, those we acquire and develop as a result of acquisitions, such as GoDaddy Payments (formerly Poynt), GoDaddy Studio (formerly Over), Uniregistry's registrar and brokerage business, several registry businesses including Neustar, and SkyVerge, and those related to our partner programs, such as Microsoft. We must continue to commit significant resources to develop our technology to maintain our competitive position, and these commitments will be made without knowing whether such investments will result in products our customers need and will buy. Our new products or product enhancements could fail to attain meaningful customer acceptance for many reasons, including:
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
There is no assurance we will successfully identify new opportunities, develop and bring new products to market on a timely basis, or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive, any of which could adversely affect our business and operating results. If our new products or enhancements do not achieve adequate acceptance by our customers, or if our new products do not result in increased sales or subsequent renewals, our competitive position will be impaired, our anticipated revenue growth may not be achieved and the negative impact on our operating results may be particularly acute because of the upfront technology and development, marketing and advertising and other expenses we may incur in connection with new products or enhancements. In addition, we may migrate our customers from a product that we intend to retire to another, substantially similar product. We may experience technical or other complications during such migration, which could result in a poor customer experience and which could have an adverse impact on our operating results.
Our brand is integral to our success. If we fail to protect or promote our brand, our business and competitive position may be harmed.
Protecting and maintaining awareness of our brand is important to our success, particularly as we seek to attract new customers globally and to increase customer awareness of our full portfolio of products. We have invested, and expect to continue to invest, substantial resources to increase our brand awareness, both generally and in specific geographies and to specific customer groups, such as individual entrepreneurs, Partners, including designers, developers and agencies, and Domain Investors. If our efforts to protect and promote our brand are not successful, our operating results may be adversely affected.
GoDaddy could become the target of organized activist groups seeking to bring attention to elements of our brand, products, business model, employment practices, advertising, spokespeople, locations, or other matters of our business in order to gain support for their interests or deter us from continuing practices with which they disagree. In the past we have been successful in striking a balance in our response, but we may not be as successful in the future, such that our brand, company culture or results of operations could be harmed.
Evolving technologies and administration of the Internet, and the resulting changes in customer behavior and customer practices may impact the value of and demand for our products, including domain names and our websites.
The domain name registration market continues to evolve and adapt to changing technology. This evolution may include changes in the administration or operation of the Internet, including the creation and institution of alternate systems for directing Internet traffic without using the existing domain name registration system, or fundamental changes in the domain name resolution protocol used by web browsers and other Internet applications. The widespread acceptance of any alternative system, such as mobile applications or closed networks, could eliminate the need to register a domain name to establish an online presence and could materially and adversely affect our business.
In addition, businesses are increasingly relying solely on social media applications, such as Instagram, to reach their customers, and consumers are accessing the Internet more frequently through applications on mobile devices. As reliance on these applications increases, domain names may become less prominent and their value may decline. We are dependent on the interoperability of our products with these applications and mobile devices. If we are unable to effectively integrate our products within these applications or on these devices, we may lose market share. These evolving technologies and changes in customer behavior may have an adverse effect on our business and growth prospects.
Historically, Internet users navigated to a website by directly typing its domain name into a web browser or navigation bar. The domain name serves as a branded, unique identifier not unlike a phone number or email address. However, search engines are increasingly being used to find and access a website rather than using the web browser navigation bar. If search engines modify their algorithms, our websites may appear less prominently or not at all in search results, which could result in reduced traffic to such websites. Additionally, if the costs of search engine marketing services, such as Google AdWords, increase, we may incur additional marketing expenses or be required to allocate a larger portion of our marketing spend to this channel and our business and operating results could be adversely affected.

We face significant competition for our products in the domain name registration, website building and web-hosting markets and other markets in which we compete, which we expect will continue to intensify, and we may not be able to maintain or improve our competitive position or market share.
The market for our products is highly fragmented and competitive. These solutions are also rapidly evolving, creating opportunity for new competitors to enter the market with point-solution products or address specific segments of the market. Given our broad product portfolio, we compete with niche point-solution products and broader solution providers. Our competitors include providers of domain registration services, web-hosting solutions, website creation and management solutions, e-commerce enablement providers, payment facilitation providers, cloud computing service and online security providers, alternative web presence and marketing solutions providers and providers of productivity tools such as business-class email.
We expect competition to increase in the future from competitors in the domain and hosting and presence markets, such as United Internet, Newfold Digital, Namecheap, Automattic, WP Engine and Donuts, from companies such as Google, Amazon and Microsoft, which provide web-hosting, other cloud-based services, domain name registration and marketing platforms, those companies which offer Internet marketing platforms such as Meta (the parent company of Facebook, Instagram and WhatsApp), TikTok, Yelp and Toast, and Square, BigCommerce, Stripe and PayPal which offer commerce capabilities. In particular, the extension of the Cooperative Agreement between Verisign Inc. (Verisign), the registry for .com and .net, and the U.S. Department of Commerce in 2018 gave Verisign the right to become an ICANN-accredited registrar for any gTLD other than .com. While Verisign has not publicly announced whether it will become a registrar, it would become one of our competitors if it were to do so, which could have a negative impact on our business and industry. In addition, we face competition in the website and e-commerce site building market from competitors such as Wix, Squarespace and Shopify, from providers of social media networks and applications including Meta (the parent company of Facebook, Instagram and WhatsApp) and Tencent, and from digital infrastructure providers including Cloudflare. Some of our current and potential competitors have greater resources, more brand recognition and consumer awareness, more diversified product offerings, greater international scope and larger customer bases than we do, and we may therefore not be able to effectively compete with them. In addition, some of our competitors seek to disrupt the market by offering their services and products at low or no cost; for example, Cloudflare offers domains at wholesale cost and Let's Encrypt offers security certificates at no cost. If these competitors and potential competitors decide to devote greater resources to the development, promotion and sale of products in the markets in which we compete, or if the products offered by these companies are more attractive to or better meet the evolving needs of our customers, our market share, growth prospects and operating results may be adversely affected.
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
Bookings outside of the U.S. represented approximately 32%, 32% and 33% of our total bookings for 2021, 2020 and 2019, respectively. We continue to localize our products in numerous markets, languages and currencies, expand our systems to accept payments in forms common outside of the U.S., focus our marketing efforts in numerous non-U.S. geographies, tailor our customer care offerings to serve these markets, expand our infrastructure in various non-U.S. locations and establish customer care operations in overseas locations. Conducting and expanding international operations subjects us to risks we generally do not face in the U.S., including:
•management, communication and integration problems resulting from language barriers, cultural differences and geographic dispersion of our customers and personnel;
•language translation of, and associated customer care guidance for, our products;
•compliance with foreign laws, including laws regarding consumer protection, the Internet and e-commerce or mobile commerce, intellectual property, online disclaimers and advertising, liability of Internet service providers for activities of customers especially with respect to hosted content, competition, anti-bribery, and more stringent laws in foreign jurisdictions relating to consumer privacy and protection of data collected from individuals and other third parties;
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
•greater risk of unexpected changes in regulatory practices, tariffs, trade disputes and tax laws and treaties, particularly due to the UK's exit from the E.U. pursuant to Article 50 of the Treaty on E.U. (Brexit);
•increased exposure to foreign currency risks;
•the impact of the COVID-19 pandemic on demand for our products in international markets;
•heightened risk of unfair or corrupt business practices in certain geographies; and
•the potential for political, social or economic unrest, terrorism, hostilities or war; and multiple and possibly overlapping tax regimes.
Furthermore, through our acquisitions of GoDaddy Studio (formerly Over), Uniregistry's registrar and brokerage business and Neustar's registry business, we have continued to expand our international presence with operations in South Africa, Grand Cayman and Colombia. Our international expansion efforts may be slow or unsuccessful to the extent we experience difficulties in recruiting, training, managing and retaining qualified personnel with international experience, language skills and cultural competencies in the geographic markets we target, which could negatively impact our bookings and operating results. Recruiting highly skilled employees in international markets poses additional challenges as we may have less data and market expertise than we have when recruiting domestically. We may also face challenges recruiting and onboarding personnel as we adopt more extensive work-from-home policies. Furthermore, as we continue to expand internationally, it may prove difficult to maintain our corporate culture, which we believe has been critical to our success.
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

We have incurred, and will continue to incur, expenses relating to our investments in international operations and infrastructure, such as: (i) the expansion of our offerings and marketing presence in India, Europe, Latin America, the Middle East and North Africa, and Asia; (ii) our targeted marketing spending to attract new customer groups, such as Partners and Independents in non-U.S. markets; and (iii) investments in software systems and additional data center resources to keep pace with the growth of our cloud infrastructure and cloud-based product offerings. We have made significant investments in product development, corporate infrastructure and technology and development, and intend to continue investing in the development of our products and infrastructure and our marketing and GoDaddy Guides.
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
We continue to plan for and implement new ERP systems, including e-commerce and revenue recognition, as well as make enhancements to existing platforms and tools. While we are engaged in this work, we may experience difficulties in managing our existing systems and processes, which could disrupt our operations, the management of our finances and the reporting of our financial results. In addition, we will continue to rely on legacy systems while we plan for implementation of new systems; such legacy systems may not be able to scale efficiently as our business grows, which may delay future product launches or enhancements. Our failure to improve our systems and processes or complete such system implementations or enhancements on a timely basis, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business, successfully integrate our acquisitions and to accurately forecast and report our results.
We may acquire other businesses or talent, which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our operating results.
As part of our business strategy, we have in the past made, and may in the future make, acquisitions or investments in companies, talent, products, domain portfolios and technologies we believe will complement or supplement our business and address the needs of our customers, such as our acquisitions of GoDaddy Studio (formerly Over), Uniregistry's registrar and brokerage business, several registry businesses including Neustar, SkyVerge and GoDaddy Payments (formerly Poynt). We cannot ensure we will be able to successfully integrate the acquired products, talent and technology or achieve the revenue and expense synergies we expect as a result of these acquisitions. Even if we do successfully integrate the acquired products we may not successfully integrate the acquired brands into our portfolio or may decide to modify, retire or change the direction of the brands, which could adversely affect our operating results. If we fail to properly evaluate, execute or integrate acquisitions or investments, the anticipated benefits may not be realized, we may be exposed to unknown or unanticipated liabilities and our business and growth prospects could be harmed.
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
We may have to pay cash, incur debt or issue equity securities to pay for future acquisitions, each of which could adversely affect our financial condition or the value of our Class A common stock. Equity issuances in connection with potential future acquisitions may also result in dilution to our stockholders. We may face competition for acquisitions from larger competitors that may have more extensive financial resources, which may increase the cost or limit the availability of acquisitions. In addition, our future operating results may be impacted by performance earn-outs, contingent bonuses or other deferred payments. Furthermore, acquisitions may involve contingent liabilities, adverse tax consequences, additional equity-based compensation expense, the recording and subsequent amortization of amounts related to certain purchased intangible assets and, if unsuccessful, impairment charges resulting from the write-off of goodwill or other intangible assets associated with the acquisition, any of which could negatively impact our future results of operations.

We may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired company, including issues related to intellectual property, solution quality or architecture, privacy, data protection, information security practices, regulatory compliance practices, employment practices, customer or sales channels and integrations of prior acquisitions. We are also required to integrate, operate and manage an acquired company's security infrastructure, which may be particularly challenging when acquired businesses utilize heavily customized or outdated systems or if we face of loss of personnel of the acquired business. Challenges with acquired systems and/or the loss of personnel familiarity with and responsible for such acquired systems could increase our vulnerability to network attacks, security incidents or similar events.
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
From time to time, we may enter into new lines of business that entail offering new products and services. For example, in August 2020 we completed the acquisition of the Neustar registry business, which represents our entry into the domain name registry business and in February 2021, we completed our acquisition of Poynt (now known as GoDaddy Payments), which represents our entry into the off-line commerce business to supplement our existing e-commerce offerings. Our lack of experience with or knowledge of new lines of business we enter, as well as external factors, such as competitive alternatives, potential conflicts of interest, either real or perceived, and shifting market preferences, may impact our implementation and operation of such new lines of business. Other risks of implementing a new line of business include:
•potential diversion of management's attention, available cash, and other resources from our existing business;
•any determination by governmental agencies that any acquisition we undertake is anticompetitive in any relevant market;
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
Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity, passion and teamwork that we believe contribute to our success and our business may be harmed.
We believe a critical contributor to our success has been our company culture, which we believe fosters innovation, creativity, a customer-centric focus, passion, teamwork collaboration and loyalty. We have invested substantial time and resources in building our team within this company culture. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel and to effectively focus on and pursue our company objectives. Our corporate culture is central to our devoted GoDaddy Guides, which is a key component of the value we offer our customers. As we continue to evolve our business, expand our global footprint and product portfolio, and rely more on remote workers, we may find it difficult to maintain these important aspects of our culture, which could limit our ability to innovate and operate effectively. We believe we provide a workplace in which employees are best served by direct discussion with management regarding pay, benefits and other workplace practices. Currently none of our workforces in the U.S. is subject to collective bargaining agreements, however, if areas of our workforce were to organize we may find it difficult to maintain our culture, cost structure, and control over the delivery our products, which could adversely impact our culture and results of operations.
As a result of the COVID-19 pandemic, a substantial portion of our personnel, including our GoDaddy Guides, have been working remotely, which could negatively affect our culture. In late 2021, we reopened certain offices and allowed employees to return to such offices on a voluntary basis. We expect to do this for other offices in 2022. We anticipate working arrangements for most employees will differ from the arrangements before the COVID-19 pandemic. We expect that some of our employees may continue to work from home on a full-time or part-time basis. The full or partial return to in-office work and the potential transition to permanent remote working arrangements for some employees may result in increased costs, decreased efficiency, deterioration of company culture and/or other unforeseen challenges. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, continue to perform at current levels or execute on our business strategy.
Operational Risks
We are exposed to the risk of system failures and capacity constraints.
We have experienced, and may in the future experience, system failures and outages disrupting the operation of our websites or our products such as web-hosting and email, or the availability of our customer care operations. Our revenue depends in large part on the volume of traffic to our websites, the number of customers whose websites we host on our servers and the availability of our customer care operations. Accordingly, the performance, reliability and availability of our websites and servers for our corporate operations and infrastructure, as well as in the delivery of products to customers, are critical to our reputation and our ability to attract and retain customers. Any such system failure or outage could generate negative publicity, including on social media, which could negatively impact our reputation and financial results. As we continue our transition over the next several years to AWS to host our products, we have become, and will become, more dependent on third parties to accommodate the high volume of traffic to our websites and those of our customers.
We are continually working to expand and enhance our website features, technology and network infrastructure and other technologies to accommodate substantial increases in (i) the volume of traffic on our godaddy.com and affiliated websites, (ii) the number of customer websites we host and (iii) our overall total customers. We may be unable to project accurately the rate or timing of these increases or to successfully allocate resources to address such increases, which could have a negative impact on customer experience and our financial results. In the future, we may be required to allocate additional resources, including spending substantial amounts to build, purchase or lease data centers and equipment and upgrade our technology and network infrastructure to handle increased customer traffic, as well as increased traffic to customer websites we host. If supply chain disruptions and equipment shortages persist, we may not be able to procure server and other network equipment to accommodate our growth and we may have to purchase such equipment at a higher cost than our historical contracts. We also expect to increasingly rely on third-party cloud computing and hosting providers such as AWS as we transition to the public cloud. We cannot predict whether we will be able to continue to add network capacity from third-party suppliers as we require it. In addition, our network or our suppliers' networks might be unable to achieve or maintain data transmission capacity high enough to process orders or download data effectively or in a timely manner. Our failure, or our suppliers' failure, to achieve or maintain high data transmission capacity could significantly reduce consumer demand for our products. The property and business interruption insurance coverage we carry may be subject to fact-dependent and incident-specific exclusions or may not be adequate to compensate us fully for losses that may occur.
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
As an operator of critical Internet infrastructure, the company is frequently targeted and experiences a high rate of attacks. These include the most sophisticated forms of attacks, such as advanced persistent threat attacks and zero-hour threats. These forms of attacks involve situations where the threat is not compiled or has been previously unobserved within our observation and threat indicators space until the moment it is launched. For example, we regularly experience distributed denial of service (DDOS) attacks aimed at disrupting service to our customers and attempts by hackers to place illegal or abusive content on our or our customers' websites, and we may be subject to DDOS attacks or content abuse in the future. Our response to such DDOS attacks may be insufficient to protect our network and systems, especially as attacks increase in size and nation-state actors use DDOS attacks against political and economic adversaries. In addition, there has been an increase in the number of malicious software attacks in the technology industry generally, including newer strains of malware, ransomware and cryptocurrency mining software.
Social engineering efforts may compromise our personnel or those of our third-party vendors, leading to unauthorized access to facilities, systems or information we have a responsibility to protect, which could lead to the unauthorized acquisition of information, the unavailability of systems or information or the compromise of customer accounts. Despite efforts to promote security awareness and training for our personnel and vendors, malicious actors are increasingly sophisticated and successful in their use of social engineering techniques. In 2020 and 2021, we experienced an increased level of social engineering attempts and several successful social engineering efforts, including by a persistent threat actor, which have, among other things, attempted to transfer customer domain names and targeted domains related to cryptocurrency. We have taken steps and continue to work to enhance our security and resilience against social engineering, requiring additional engineering efforts and modifications to our technology architecture as well as the expenditure of time and additional cost. We cannot guarantee that in all cases our efforts will be successful or that future social engineering incidents will have similarly minimal impact to our financial and reputational harm.
We cannot guarantee our backup systems, regular data backups, security protocols, network protection mechanisms, cybersecurity awareness training, insider threat protection program, access controls, and other procedures and measures currently in place, or that may be in place in the future, will be adequate to prevent or remedy network and service interruption, system failure, third-party operating systems and software vulnerabilities, damage to one or more of our systems, data loss, security breaches or other data security incidents. Also, our products are cloud-based, and the amount of data we store for our customers on our servers has been increasing as our business has grown. Despite the implementation of security measures, our infrastructure may be vulnerable to computer viruses, worms, other malicious software programs, social engineering attacks, insider threats, credential theft and related abuse, illegal or abusive content or similar disruptive problems caused by our customers, employees, consultants or other Internet users who attempt to invade or disrupt public and private data networks or to improperly access, use or obtain data.
Any actual or perceived breach of our security could expose us to a risk of loss or litigation and possible liability and subject us to regulatory or other government inquiries or investigations, which will require us to expend significant capital and other resources to remediate the breach, any of which would harm our business, financial condition and operating results. For example, in July 2018 we discovered a third party had accessed certain data of our Domain Factory customers. We spent significant time and resources responding to the initial incident and subject access requests (SARs) from Domain Factory customers. To date, the Bavarian Data Protection Agency has not rendered its final decision on its investigation of this incident; nor has it issued any fines, but we could be subject to fines in the future related to this incident in an amount we cannot predict at this time. In March 2020, we discovered a threat actor compromised the hosting login credentials of approximately 28,000 hosting customers to their hosting accounts as well as the login credentials of a small number of our personnel. These hosting login credentials did not provide access to the hosting customers' main GoDaddy account. We have spent resources investigating and responding to this activity, notified the impacted customers, reported the activity to applicable regulatory authorities, and are responding to requests for information regarding our data privacy and security practices, including from the Federal Trade Commission (FTC) pursuant to Civil Investigative Demands issued in July 2020 and October 2021. The timing of resolution and the outcome of this matter are uncertain. In September 2021, we identified unauthorized access to, and acquisition of, data stored on Confluence, an on-premise corporate content management system, owned and provided by a third party service provider, Atlassian, Inc. We spent significant time and resources to assess the nature of the data exfiltrated and have notified this incident to applicable regulatory authorities and law enforcement. In November 2021, using a compromised password, an unauthorized third party accessed the provisioning system in our legacy code base for Managed WordPress (MWP), which impacted up to 1.2 million active and inactive MWP customers across multiple GoDaddy brands. We reported the MWP incident to applicable regulatory authorities and have responded to inquiries from customers, strategic partners, regulators, and the media. The timing of resolution and outcome of the MWP and Confluence incidents are uncertain. In case of a future incident, a history of past incidents, such as those mentioned herein, may increase the risk of higher sanctions, or that investigations into past incidents may be re-invigorated.
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
If we or our partners experience any breaches or sabotage of our security measures, or otherwise suffer unauthorized use or disclosure of, or access to, personal information or other confidential information, including payment card information, we might be required to expend significant capital and resources to remediate these problems and protect against additional breaches or sabotage. We may not be able to remedy any problems caused by hackers or other similar actors in a timely manner, or at all, due to, among other things, a lack of qualified personnel to handle such problems or the failure of our personnel to follow internal policies and procedures. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until after they are launched against a target, we and our vendors and partners may be unable to anticipate these techniques or to implement adequate preventative measures on a timely basis. Advances in computer capabilities, discoveries of new weaknesses, increased likelihood of nation-state cyber attacks, and other developments with software generally used by the Internet community, such as the Meltdown and Spectre vulnerabilities, which exploit security flaws in chips manufactured in the last 20 years, the Shellshock vulnerability in the Linux Bash shell, the Log4Shell vulnerability in the widely used logging library Log4j, continually evolving ransomware attacks, or developments related to vendor software (e.g., SolarWinds Orion product incident), also increase the risk that we, or our customers using our servers and services, will suffer a security breach. We or our partners may also suffer security breaches or unauthorized access to personal information and other confidential information, including payment card information, due to employee error, rogue employee activity, unauthorized access by third parties acting with malicious intent or committing an inadvertent mistake, or social engineering. If a breach of our security or other data security incident occurs or is perceived to have occurred, the perception of the effectiveness of our security measures and our reputation could be harmed and we could lose current and potential customers.
Security breaches or other unauthorized access to personal information and other confidential information, including payment card information, could result in claims against us for unauthorized purchases with payment card information, identity theft or other similar fraud claims as well as for other misuses of personal information, including for unauthorized marketing purposes, which could result in a material adverse effect on our business or financial condition. Moreover, these claims could cause us to incur penalties from payment card associations (including those resulting from our failure to adhere to industry data security standards), termination by payment card associations of our ability to accept credit or debit card payments, litigation and adverse publicity, and regulatory or other government inquiries or investigations, any of which could have a material adverse effect on our business and financial condition. Although we maintain cyber liability insurance coverage that may cover certain liabilities in connection with a security breach or other security incident, we cannot be certain our insurance coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms (if at all) or that any insurer will not deny coverage as to any future claim, including if a nation-state is declared the sponsor or perpetrator of such act; for example, following the U.S., UK, Canadian and Australian governments' attribution of Russia for the NotPetya ransomware attack, Zurich American Insurance Co. denied Mondelez International, Inc.'s claim for damages from that attack, resulting in ongoing litigation between Zurich and Mondelez, which raises broader uncertainty across the cyber insurance market regarding the availability of coverage for nation-state-led cyber attacks. The successful assertion of one or more large claims against us that exceed available insurance coverage, the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, or denials of coverage based on "act of war" or similar exclusions triggered by attribution of an attack to a nation-state, could have a material adverse effect on our business, including our financial condition, results of operations and reputation.
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
We use a variety of marketing channels to promote our brand, including online keyword search, sponsorships and celebrity endorsements, television, radio and print advertising, email and social media marketing and through the selling and marketing efforts of our GoDaddy Guides who may recommend products or solutions to specifically meet the needs of our customers. In order to maintain and grow our revenues, we need to continuously optimize and diversify our marketing campaigns and strategies and increase our efforts to expand customer awareness of our portfolio of products. There can be no assurance that our marketing efforts will succeed. If we lose access to one or more of these channels, because the adverting costs have become prohibitively expensive or we change our marketing practices for any reason, we may be unable to promote our brand effectively, which could limit our ability to grow our business. Further, if our marketing activities fail to generate traffic to our website, attract new customers or lead to new sales or renewals of our products at the levels we anticipate or our efforts to personalize our marketing efforts are not successful, our business and operating results could be adversely affected.
In the years ended December 31, 2021, 2020 and 2019, our advertising expenses were $503.9 million, $438.5 million and $345.6 million, respectively. If these costs or our customer acquisition costs increase or we fail to generate additional sales as a result of our marketing efforts, our business, operating results and financial performance could be adversely affected.
Our ability to increase sales of our products is highly dependent on the quality of our customer care. Our failure to provide high-quality customer care would have an adverse effect on our business, brand and operating results.
We believe our focus on high-quality customer care is critical to retaining, expanding and further penetrating our customer base, as well as generating additional sales of products to our customers. Our GoDaddy Guides have historically contributed significantly to our total bookings. In 2021, 2020 and 2019, approximately 11%, 12%, and 16% of our total bookings, respectively, were generated from the sale of product subscriptions by our GoDaddy Guides. Most of our current offerings are designed for customers who often self-identify as having limited to no technology skills. Our customers depend on our GoDaddy Guides to guide them as they create, manage and grow their digital identities. Our GoDaddy Guides primarily engage with customers through direct calls, but we also increasingly engage with our customers via other communication channels, such as chat, social media, webcasts and we continue to increase our self-serve solutions. As we continue to broaden our portfolio of solutions, increase the size of our customer base and scope of our solution deployments within our customers' IT infrastructure, we must continue to adapt our customer support organization to ensure our customers continue to receive the high level of customer service which they have come to expect. If we fail to maintain high quality customer care across our communications platforms in accordance with our growing customers' needs, our reputation, financial results and business prospects may be materially harmed. Notwithstanding our commitment to customer care, our customers may occasionally encounter interruptions in service and other technical challenges, including those resulting from our GoDaddy Guides working remotely due to the COVID-19 pandemic. An interruption in service and other challenges could negatively impact our business.
Our international GoDaddy Guides are engaged through third parties and not directly by us.
We continue to refine our efforts in customer care so we can adequately serve our domestic and international customers. A portion of our international GoDaddy Guides are engaged through third parties and not directly employed by us. If our agreements with such third parties are terminated for any reason, we will need to find and/or train alternative providers, which could increase our costs. In addition, such a disruption could adversely impact our ability to serve our customers and to sell products to new and existing customers and we may experience a decline in our subscription renewal rates and in our ability to cross-sell our products and our reputation may suffer, any of which could adversely affect our business, reputation and operating results.
Our future performance depends in part on the services and performance of our senior management and key employees.
Our future performance will continue to depend on the services and contributions of our senior management and key employees to execute on our business plan and to identify and pursue new opportunities and product innovations. The loss of services of senior management or other key employees and the hiring of new senior leaders and key employees, especially in a competitive labor market, could significantly delay or prevent our achievement of strategic objectives, business plans and product development as we transition to new leaders and could adversely affect our business, financial condition and operating results. In addition, as we expand our product offerings through acquisitions, we may become dependent on the services and contributions of key personnel who join us through such acquisitions. If we are unable to integrate and retain such personnel, our financial condition and operating results may be affected.
If we are unable to hire, retain, manage and motivate qualified personnel, our business could suffer.
Our future success and ability to innovate depends, in part, on our ability to continue to hire, retain, manage and motivate highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel or delays in hiring required personnel, may seriously harm our business, financial condition and operating results. Additionally, due to the COVID-19 pandemic, we temporarily closed offices and required substantially all personnel to work remotely. In late 2021, we reopened certain offices and allowed employees to return to such offices on a voluntary basis. Throughout the COVID-19 pandemic, we have helped our employees adapt to the work from home environment through technology assistance and continued learning opportunities. Our employees remain highly productive. We expect to maintain and continue to improve our productivity and efficiency through the remote work environment, and the hybrid in-person and remote work environment, as our offices continue to open. However, we cannot predict how our employees or business will be impacted by the ongoing COVID-19 pandemic and we may experience difficulties onboarding new employees, managing employees and maintaining our culture while we work remotely and continue our return-to-office.
Competition for highly skilled personnel, particularly employees with technical and engineering skills, is frequently intense, particularly in U.S. tech hubs such as the San Francisco Bay area, Seattle and Austin. Competition may be exacerbated by intensified restrictions on travel and social distancing during the COVID-19 pandemic and other future health crises. We are limited in our ability to recruit global talent by U.S. immigration laws, including those related to H1-B visas. The demand for H-1B visas to fill highly-skilled IT and computer science jobs is greater than the number of H-1B visas available each year. In addition, immigration laws may be modified to further limit the availability of H1-B visas. If a new or revised visa program is implemented, it may impact our ability to recruit, hire and retain qualified skilled personnel, which could adversely impact our business, operating results and financial condition. To the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.

If we are unable to maintain our contractual relationships with existing partners or establish new contractual relationships with potential partners, we may not be able to offer the products and related functionality our customers expect.
We maintain a network of different types of partners, some of which create integrations with our products. For example, we partnered with Microsoft Corporation to offer Office 365 email and related productivity tools and with Open-Xchange to offer OX-App-suite to our customers. We also worked to make certain of our products interoperable with services such as Yelp, Google, Amazon, WhatsApp and Instagram. In addition, we provide payment options for customers' websites through providers such as PayPal, Stripe, Square and Mercado Libre. We have invested and will continue to invest in partner programs to provide new product offerings to our customers and help us attract additional customers. However, our relationships with our partners may not be as successful in generating new customers as we anticipate, which could adversely affect our ability to increase our total customers. Further, these integrated products could require substantial investment while providing no assurance of return or incremental revenue. We also rely on some of our partners to create integrations with third-party applications and platforms used by our customers, such as the email encryption service provided by ProofPoint, email backup and migration services provided by SkyKick and email archiving services provided by Barracuda. If our partners fail to create such integrations, or if they change the features of their applications or alter the terms governing use of their applications in an adverse manner, demand for our products could decrease, which would harm our business and operating results. If we are unable to maintain our contractual relationships with existing partners or establish new contractual relationships with potential partners, we may not be able to offer the products and related functionality our customers expect, and we may experience delays and increased costs in adding customers and may lose customers. Any ineffectiveness of our partner programs could materially adversely affect our business and results of operations. In addition, our partners may increase the fees they charge us or offer their services on terms that are less than favorable to us, including in connection with renewal negotiations. Such increased costs or less than favorable terms could result in increased costs to customers and potential loss of customers, which could have an adverse impact on our results of operations.
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
We own one of our data centers and lease our remaining data center capacity from wholesale providers. We occupy our leased data center capacity pursuant to co-location service agreements with third-party data center facilities, which have built and maintain the co-located data centers for us and other parties. Although we have begun to service some of our customers through our cloud infrastructure as part of our partnership with AWS, we still serve customers from our GoDaddy-owned, Arizona-based data center as well as domestic and international co-located data center facilities most significantly located in Virginia, France, the Netherlands and Singapore. Although we own the servers in these co-located data centers and engineer and architect the systems upon which our platforms run, we do not control the operation of these facilities, and we depend on the operators of these facilities to ensure their proper security, maintenance and insurance.
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
Our existing co-located data center agreements may not provide us with adequate time to transfer operations to a new facility in the event of early termination. If we were required to move our equipment to a new facility without adequate time to plan and prepare for such migration, we would face significant challenges due to the technical complexity, risk and high costs of the relocation. Any such migration could result in significant costs for us and may result in data loss and significant downtime for a significant number of our customers which could damage our reputation and brand, cause us to lose current customers or become unable to new customers and adversely affect our operating results and financial condition.
Our business is exposed to risks associated with credit card and other payment chargebacks, fraud and new payment methods.
A majority of our revenue is processed through credit cards and other online payments. If our refunds or chargebacks increase, our processors could require us to create reserves, increase fees or terminate their contracts with us, which would have an adverse effect on our financial condition. Our failure to limit fraudulent transactions conducted on our websites, such as the fraudulent sale of domains on our aftermarket platform using stolen account credentials and credit card numbers, could increase the number of refunds we have to process and could also subject us to liability and adversely impact our reputation. Under credit card association rules, penalties may be imposed at the discretion of the association for inadequate fraud protection. Any such potential penalties would be imposed on our credit card processor by the association. Under our contracts with our payment processors, we are required to reimburse them for such penalties. However, we face the risk that we may fail to maintain an adequate level of fraud protection and that one or more credit card associations or other processors may, at any time, assess penalties against us or terminate our ability to accept credit card payments or other form of online payments from customers, which would have a material adverse effect on our business, financial condition and operating results. In addition, as we expand our presence in offline commerce through our GoDaddy Payments products and services, we face additional risks in payment processing due to merchant screening, hardware failures, hardware servicing and manufacturing costs, and risks associated with the interface of our hardware products with third-party mobile devices.

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
In addition, we could be liable if there is a breach of the payment information we store. Online commerce and communications depend on the secure transmission of confidential information over public networks. Additionally, with the expansion of our offline commercial offerings through GoDaddy Payments products and services, we face additional burdens in securing and transmitting payment information. We rely on encryption and authentication technology to authenticate and secure the transmission of confidential information, including cardholder information. However, we cannot ensure this technology will prevent breaches of the systems we use to protect cardholder information. Although we maintain network security insurance, we cannot be certain our coverage will be adequate for liabilities actually incurred or insurance will continue to be available to us on reasonable terms, or at all. In addition, some of our partners also collect or possess information about our customers, and we may be subject to litigation or our reputation may be harmed if our partners fail to protect our customers' information or if they use it in a manner inconsistent with our policies and practices. Data breaches can also occur as a result of non-technical issues. Under our contracts with our processors, if there is unauthorized access to, or disclosure of, credit card information we store, we could be liable to the credit card issuing banks for their cost of issuing new cards and related expenses.
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
•the mix of products sold and our use of "freemium" promotions for those products;
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
•changes in U.S. or foreign regulations, such as the CCPA and GDPR, that could impact one or more of our product offerings or changes to regulatory bodies, such as ICANN, as well as increased regulation by governments or multi-governmental organizations, such as the International Telecommunications Union, a specialized agency of the United Nations or the E.U., that could affect our business and our industry;
•a delay in the authorization of new TLDs by ICANN or our ability to secure operator rights for new TLDs, both of which would impact the breadth of our customer offerings;
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
•costs and integration issues associated with acquisitions we may make;
•changes in legislation affecting our collection of indirect taxes both in the U.S. and in foreign jurisdictions;
•changes in legislation affecting exposure to liability resulting from actions of our customers
•increases in rates of failed sales on our aftermarket platform for transactions in which we act as the primary obligor, resulting in higher than expected domain portfolio assets;
•timing of expenses;
•macroeconomic conditions and the impact on the worldwide economy and our financial results as a result of the COVID-19 pandemic;
•threatened or actual litigation; and
•loss of key employees.
Any one of the factors above, or the cumulative effect of some of the factors referred to above, may result in significant fluctuations in our quarterly or annual operating results, including fluctuations in our key financial and operating metrics, our ability to forecast those results and our ability to achieve those forecasts. This variability and unpredictability could result in our failing to meet our revenue, bookings or operating results expectations or those of securities analysts or investors for any period. In addition, a significant percentage of our operating expenses are fixed in nature and based on forecasted revenue and bookings trends. Accordingly, in the event of revenue or bookings shortfalls, we are generally unable to mitigate with commensurate reductions in operating expenses in the short term, which could adversely impact our operating results.
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
We had net income of $243 million in 2021, net loss of $494 million in 2020 and net income of $138 million in 2019. While we have experienced revenue growth over these same periods, we may not be able to sustain or increase our growth or maintain profitability in the future or on a consistent basis, including as a result of the impact of the COVID-19 pandemic on customer demand for our products and our costs associated with modifying our operations, including moving all personnel to work remotely, in response. Customer demand for our products declined in the second quarter of 2021 and while it improved in the second half of 2021, there remains uncertainty about the levels of customer demand and growth going forward. We have incurred substantial expenses and expended significant resources to market, promote and sell our products. We also expect to continue to invest for future growth and to expand our product offerings. In addition, we expect to continue to incur significant accounting, legal and other expenses as a public company. Furthermore, we have incurred in recent periods, and may incur in future periods, large expenses which are not recurring, but which nonetheless negatively impact our operating results.
As a result of our increased expenditures, we will have to generate and sustain increased revenue to maintain future profitability. Maintaining profitability will require us to ensure revenues continue to increase while managing our cost structure and avoiding significant liabilities. Revenue growth may slow or decline, or we may incur significant losses in the future for any reason, including deteriorating general macroeconomic conditions, increased competition, a decrease in the growth of the markets in which we operate, or if we fail for any reason to continue to capitalize on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline.
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
Our ability to obtain any financing will depend on a number of factors, including market conditions, our operating performance, investor interest and, in the case of debt financing, our debt levels, expected debt amortization, interest rates and our credit rating. Volatility in the credit markets, including due to the COVID-19 pandemic, may have an adverse effect on our ability to obtain debt financing. Our credit rating may also be affected by our liquidity, financial results, economic risk or other factors, which may increase the cost of future financings. Any additional financing may not be available to us on acceptable terms or at all. If financing is not available, we may be required to reduce expenditures, including curtailing our growth strategies, forgoing acquisitions or reducing our product development efforts. If we succeed in raising additional funds through the issuance of equity or equity-linked securities, then existing stockholders could experience substantial dilution. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences and privileges senior to those of the holders of our Class A common stock. In addition, any such issuance could subject us to restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital, respond to competitive pressures and pursue business opportunities, including potential acquisitions. Further, to the extent we incur additional indebtedness or such other obligations, the risks associated with our substantial debt described elsewhere in this filing, including our possible inability to service our debt, would increase. Additionally, events and circumstances may occur that would cause us to not be able to satisfy applicable draw-down conditions and utilize our revolving line of credit. Although our credit agreements and the indenture governing our Senior Notes limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and may be amended with the consent of the requisite lenders or holders, as applicable. Accordingly, under certain circumstances, the amount of additional indebtedness that we may incur may be substantial.

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
We are subject to income taxes in the U.S. and various foreign jurisdictions, and our domestic and international tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Significant judgment is required in determining our global provision for income taxes, deferred tax assets (DTAs) or liabilities (DTLs) and in evaluating our tax positions on a worldwide basis. While we believe our tax positions are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible these positions may be contested or overturned by jurisdictional tax authorities, which may have a significant impact on our global provision for income taxes. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the laws are issued or applied. Many countries in the E.U., as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business.
Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
•changes in the valuation of our DTAs and DTLs;
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
Our only material asset is our economic interest in Desert Newco, and we are accordingly dependent upon distributions from Desert Newco to pay our expenses, taxes and dividends (if and when declared by our board of directors). As a result of this structure, our ability to pay taxes and expenses may be limited.
We are a holding company and have no material assets other than our controlling equity interest in Desert Newco through our direct or indirect ownership of its limited liability company units (LLC Units). We have no independent means of generating revenue or operating cash flows and, as such, we rely on Desert Newco to provide us with funds necessary to meet any financial obligations.
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

We have caused, and intend to continue to cause, Desert Newco to make distributions to us, as its managing member, in an amount sufficient to cover all expenses, applicable taxes payable and dividends, if any, declared by our board of directors. To the extent we need funds and Desert Newco is restricted from making such distributions under applicable law or regulation or under any present or future debt covenants or otherwise unable to provide such funds, and we do not have sufficient funds to pay tax or other liabilities or to fund our operations, it could materially adversely affect our business, financial condition, results of operations and cash flows.
Under the certain agreements, we will not be reimbursed for any payments made to our pre-IPO owners in the event any related tax benefits are later disallowed, or if sufficient profitability to utilize the related tax savings is not achieved.
We entered into certain Tax Receivable Agreements (TRAs) with our pre-IPO owners. Subsequently, we entered into settlement and release agreements with respect to these TRAs (TRA Settlement Agreements), pursuant to which we settled all liabilities under the TRAs in exchange for aggregate payments totaling $850.0 million. If the IRS challenges the tax basis or net operating losses (NOLs) giving rise to payments under the TRAs, and the tax basis or NOLs are subsequently disallowed, the recipients of payments under those agreements will not reimburse us for any payments previously made to them under the TRA Settlement Agreements. Additionally, if we are unable to achieve sufficient profitability in future periods, we will be unable to fully utilize the anticipated tax savings. Any such disallowance of estimated future tax reductions or failure to achieve anticipated tax savings could have a substantial negative impact on our liquidity and limit our ability to invest further in our business, including our ability to pursue future acquisition opportunities and share repurchases.
Our substantial indebtedness could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business and our ability to react to changes in the economy or our industry, as well as divert our cash flow from operations for debt payments and prevent us from meeting our debt obligations.
Our substantial indebtedness, including our credit facility, the Senior Notes due in 2027 and the Senior Notes due in 2029, collectively the Senior Notes, could have a material adverse effect on our business and financial condition, including:
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
•restricting us from making strategic acquisitions and/or redeeming or repurchasing shares of our capital stock;
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
As a result of the restrictions described above, we may be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. There can be no assurance that we will be able to comply with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the applicable lenders or holders or amend the covenants. Our failure to comply with these restrictive covenants as well as other terms of our indebtedness or the terms of any future indebtedness could result in a default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or are unable to refinance these borrowings, our results of operations and financial condition could be adversely affected.
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
Additionally, we continue to face the following possibilities:
•the new structure and accountability mechanisms contained in ICANN's bylaws, amended in November 2019, are not fully tested, which may result in ICANN not being accountable to its stakeholders and unable to make, implement or enforce its policies;
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
•the terms of the Registrar Accreditation Agreement (RAA) under which we are accredited as a registrar or the Registry Agreement (RA) under which we are accredited as a registry, could change in ways that are disadvantageous to us or under certain circumstances could be terminated by ICANN, thereby preventing us from operating our registrar or registry service, or ICANN could adopt unilateral changes to the RAA or RA that are unfavorable to us, that are inconsistent with our current or future plans, or that affect our competitive position;
•international regulatory or governing bodies, such as the International Telecommunications Union, a specialized agency of the United Nations, or the EU, may gain increased influence over the management and regulation of the domain name registration system, leading to increased regulation in areas such as taxation, privacy and the monitoring of our customers' hosted content;

•ICANN or any third-party registries may implement policy changes impacting our ability to run our current business practices throughout the various stages of the lifecycle of a domain name;
•the U.S. Congress or other legislative bodies in the U.S. could take action unfavorable to us or influencing customers to move their business from our products to those located outside the U.S.;
•U.S. Congress or other legislative bodies in the U.S. could adopt regulations that are in direct conflict with other jurisdictions (e.g., the E.U.), which could fragment our platform and product offerings;
•the U.S. Congress or other legislative bodies in the U.S. or in other countries could adopt laws that erode the safe harbors from third-party liability in the CDA (Section 230) and DMCA;
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
In addition, the requirements of the privacy laws around the world, including the GDPR and laws within the U.S., are known to be in conflict with ICANN's policies and contracts related to how registrars collect, transmit and publish the personal information of domain name registrants in publicly accessible WHOIS directories. Although ICANN implemented a temporary policy to alleviate some of these conflicts, we are working with ICANN and our industry counterparts to reconcile these conflicts. If ICANN is unable or unwilling to harmonize these policies and contracts with applicable privacy laws, our efforts to comply with applicable laws may cause us to violate our existing ICANN contractual obligations. As a result, we could experience difficulties in selling domain names and keeping our existing customer domain names under management if we are unable to reach an amicable contractual solution with ICANN, which could have a material adverse effect on our operations and revenue.
ICANN periodically authorizes the introduction of new TLDs. A delay in access to new TLDs could adversely impact our business, results of operations and our reputation.
ICANN has periodically authorized the introduction of new TLDs and made domain names related to them available for registration. In 2012, ICANN significantly expanded the number of gTLDs through the first application round of Expansion Program. This resulted in the delegation of new gTLDs in 2014. However, since 2014, ICANN has neither opened the second application round nor provided an indication of when such round will be open.
Our competitive position depends in part on our ability to gain access to these new TLDs. A significant portion of our business relies on our ability to sell domain name registrations to our customers, and any limitations on our access to newly created TLDs could adversely impact our ability to sell domain name registrations to customers, and thus could adversely impact our business. Furthermore, our acquisition of Neustar Inc.'s registry business in 2020, and our entry into the registry business, means GoDaddy Registry is also impacted by delays of future gTLD application rounds. Although we expect to continue to sell and pursue operator rights for new gTLDs as they are introduced, our ability to obtain these rights, gain contracts to provide backend registry services, or sell new domains to our customers, we may be unable to do so if the Expansion Program does not continue. In addition, if a new application round of the Expansion Program is not opened in the future, the reputation of the industry and our business and the financial and operational aspects of our business may be harmed.

The relevant domain name registry and ICANN impose a charge upon each registrar for the administration of each domain name registration. If these fees increase, it would have a significant impact upon our operating results.
Each registry typically imposes a fee in association with the registration of each domain name. For example, VeriSign, the registry for .com and .net, has a current list price of $8.39 annually for each .com registration, and ICANN currently charges $0.18 annually for most domain names registered in the gTLDs falling within its purview. In 2016, VeriSign and ICANN agreed that VeriSign will continue to be the exclusive registry for the .com gTLD through November 2024. In 2018, Verisign and the U.S. Department of Commerce agreed to extend their Cooperative Agreement through 2024. As part of that extension, Verisign has the right to raise .com wholesale prices up to 7% (per registration year) each year starting in November 2020, subject to ICANN's approval. In March 2020, VeriSign and ICANN amended the .com registry agreement to allow fees to be increased to no more than $10.26 annually for each .com registration. In February 2022, Verisign announced that it will increase the annual registry-level wholesale fee for new and renewal .com domain name registrations to $8.97, effective September 1, 2022. If fees continue to increase, costs to our customers could be higher, which could have an adverse impact on our results of operations. We have no control over ICANN, VeriSign or other domain name registries and cannot predict their future fee structures.
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
We are subject to a variety of laws and regulations, including regulation by various federal government agencies, including the FTC, FCC and state and local agencies. We collect personal information, including payment card information, and other data from our current and prospective customers, website users and employees. The U.S. federal and various state and foreign governments have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personal information or other data of individuals, including payment card information, and the FTC and many state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data. Self-regulatory obligations, other industry standards, policies and other legal obligations may apply to our collection, distribution, use, security or storage of personal information or other data relating to individuals, including payment card information. These obligations may be interpreted and applied inconsistently from one jurisdiction to another and may conflict with one another, other regulatory requirements or our internal practices. Any failure or perceived failure by us to comply with U.S., E.U. or other foreign privacy or security laws, policies, industry standards or legal obligations or any security incident resulting in the unauthorized access to, or acquisition, release or transfer of, personal information or other data relating to our customers, employees and others, including payment card information, may result in governmental enforcement actions, litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.

We expect there will continue to be newly enacted and proposed laws and regulations as well as emerging industry standards concerning privacy, data protection and information security in the U.S., the E.U. and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Such laws, regulations, standards and other obligations could impair our ability to, or the manner in which we, collect or use information to target advertising to our customers, thereby having a negative impact on our ability to maintain and grow our total customers and increase revenue. For example, California enacted the California Consumer Protection Act (CCPA) that, among other things, requires covered companies to provide new disclosures to California consumers and afford such consumers new rights, including the right to opt-out of certain sales of personal information or opt-into certain financial incentive programs. On November 4, 2020, the CPRA, was passed by California voters replacing and amending several parts of the existing CCPA. The new Act will come into effect beginning January 1, 2023. To date, the requirements of CCPA and CPRA have not incurred significant cost or impact to our data processing practices. However, other states such as Colorado and Virginia have enacted or are considering similar legislation that may require us to modify our data processing practices for which the cost and impact are currently not predictable. Future restrictions on the collection, use, sharing or disclosure of our users' data or additional requirements for express or implied consent of users for the use, disclosure or other processing of such information could increase our operating expenses, require us to modify our products, possibly in a material manner, or stop offering certain products, and could limit our ability to develop and implement new product features.
In particular, with regard to transfers to the U.S. of personal data (as such term is used in the GDPR and applicable E.U. member state legislation, and as similarly defined under the proposed ePrivacy Regulation) from our employees and European customers and users, we historically relied upon the U.S.-E.U. Privacy Shield, as well as E.U. Model Clauses in certain circumstances. The U.S.-E.U. Privacy Shield was invalidated by the Court of Justice of the E.U. in July 2020, and the E.U. Model Clauses have been subject to legal challenge and were recently updated in June 2021. We may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the European Economic Area (EEA). We continue to assess the "Schrems II" decision issued by the Court of Justice of the E.U. on July 16, 2020, and its impact on our data transfer mechanisms. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators in the EEA to apply different standards to the transfer of personal data from the EEA to the U.S., and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA to the U.S. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf. We may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of EEA residents. The regulatory environment applicable to the handling of EEA residents' personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.
In addition, several foreign countries and governmental bodies, including the E.U., Brazil, and Canada, have laws and regulations concerning the collection and use of their residents' personal information, including payment card information, which are often more restrictive than those in the U.S. laws. Regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personal information, including payment card information identifying, or which may be used to identify, an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol (IP) addresses, device identifiers and other data. Although we believe we comply with those laws and regulations applicable to us, these and other obligations may be modified and interpreted in different ways by courts, and new laws and regulations may be enacted in the future. Within the EEA, the GDPR took full effect on May 25, 2018, becoming directly applicable across E.U. member states. The GDPR includes stringent operational requirements for processors and controllers of personal data, for companies established in the EEA and those outside the EEA that collect and use personal data (including payment card information) imposes significant penalties for non-compliance and has broader extra-territorial effect. As the GDPR is a regulation rather than a directive, it applies throughout the EEA, but permits member states to enact certain supplemental requirements if they so choose. Noncompliance with the GDPR can trigger fines of up to the greater of €20 million or 4% of global annual revenues. The UK exited the E.U. effective January 31, 2020, which has created uncertainty with regard to the regulation of data protection in the UK. In June 2021, the European Commission adopted an adequacy decision for data transfers from the E.U. to the UK. Nevertheless, this adequacy decision may be revisited and it remains to be seen how the UK's withdrawal from the E.U. will impact the manner in which UK data protection laws or regulations will develop and how data transfers to and from the UK will be regulated and enforced by the UK Information Commissioner's Office, E.U. data protection authorities, or other regulatory bodies in the longer term. In addition, some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.

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
As a provider of domain name registration, hosting and presence products, we may be subject to potential liability and negative publicity for our customers' activities on or in connection with their domain names, their websites or for the data they store on our servers. In addition, as we expand our social media management and professional web services, we may be subject to potential liability for content we create on behalf of our customers. Although our terms of service prohibit the illegal use of our products by our customers and permit us to take down or suspend websites or take other appropriate actions in response to illegal uses, customers may nonetheless engage in prohibited activities or upload or store content on our products in violation of applicable law or the customer's own policies, which could subject us to liability. Furthermore, our reputation and brand may be negatively impacted by customer actions and website content that are deemed hostile, offensive or inappropriate. We do not proactively monitor or review the appropriateness of the domain names our customers register or the content of their websites, and we do not have control over customer activities. The safeguards we have in place may not be sufficient to avoid harm to our reputation and brand, especially if such hostile, offensive or inappropriate customer content is high profile or misinterpreted as content supported by us.
Several U.S. federal statutes may apply to us with respect to various activities of our customers, including:
•The Anti-Cybersquatting Consumer Protection Act (ACPA), provides recourse for trademark owners against cybersquatters. Under the safe harbor provisions of the ACPA, domain name registrars are shielded from liability in many circumstances, including cybersquatting, although the safe harbor provisions may not apply if our activities are deemed outside the scope of registrar functions.
•The Digital Millennium Copyright Act (DMCA), provides recourse for owners of copyrighted material whose rights under U.S. copyright law have been infringed on the Internet. For example, the safe harbor provisions of the DMCA shield Internet service providers and other intermediaries from direct or indirect liability for copyright infringement. However, under the DMCA, we must follow the procedures for handling copyright infringement claims set forth in the DMCA, including expeditiously removing or disabling access to the allegedly infringing material upon the receipt of a proper notice from, or on behalf of, a copyright owner alleging infringement of copyrighted material located on websites we host.
•The Communication Decency Act (CDA), generally protects Internet service providers that do not own or control website content posted by customers from liability for certain activities of customers through regulation of Internet content unrelated to intellectual property. Under the CDA, we are generally not responsible for the customer-created content hosted on our servers and thus are generally immunized from liability for torts arising from, for example, the posting of defamatory or obscene content. As we increasingly create content for our customers, we may not be able to rely on such safe harbors and we may be held liable for such content under the DMCA and the CDA.

Notwithstanding the exculpatory language of these bodies of law, the activities of our customers have resulted in, and may in the future result in, threatened or actual litigation against us. Although the ACPA, DMCA, CDA and relevant U.S. case law have generally shielded us from liability for customer activities to date, court rulings in pending or future litigation or future regulatory or legislative amendments may narrow the scope of protection afforded us under these laws. Additionally, neither the DMCA nor the CDA generally apply to claims of trademark violations, and thus they may be inapplicable to many of the claims asserted against our company. Furthermore, there have been, and continue to be, various Congressional and executive efforts to remove or restrict the scope of the protections available under Section 230 of the CDA, which if successful could decrease our current protections from liability for third-party content and increased litigation costs.
In addition, other bodies of law, including state criminal laws, may be deemed to apply or new statutes or regulations may be adopted in the future, any of which could expose us to further liability and increase our costs of doing business. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results. For example, the Stop Enabling Sex Traffickers Act (SESTA) and the Allow States and Victims to Fight Online Sex Trafficking Act (FOSTA) may limit the immunity previously available to us under the CDA, which could subject us to investigations or penalties if our customers' activities are deemed illegal or inappropriate.
Our business depends on our customers' continued and unimpeded access to the Internet and the development and maintenance of Internet infrastructure. Internet access providers may be able to block, degrade or charge for access to certain of our products, which could lead to additional expenses and the loss of customers.
Our products depend on the ability of our customers to access the Internet. Currently, this access is provided by companies having significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies and government-owned service providers. Some of these providers can take measures including legal actions, that could degrade, disrupt or increase the cost of user access to certain of our products by restricting or prohibiting the use of their infrastructure to support our offerings, charging increased fees to our users to provide our offerings, or regulating online speech. In some jurisdictions, such as China, our products and services may be subject to government-initiated restrictions, fees or blockages. Such interference could result in a loss of existing users, advertisers and goodwill or increased costs, or could impair our ability to attract new users, thereby harming our revenue and growth. Moreover, the adoption of any laws or regulations adversely affecting the growth, popularity or use of the Internet, including laws impacting Internet neutrality, could decrease the demand for our products and increase our operating costs. The legislative and regulatory landscape regarding the regulation of the Internet and, in particular, Internet neutrality, in the U.S. is subject to uncertainty.
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
From time to time, we are involved in lawsuits, including class action lawsuits, that are expensive and time consuming and could adversely affect our business, financial condition and results of operations.
In addition to intellectual property claims, we are also involved in other types of litigation and claims, including claims relating to commercial disputes, consumer protection and employment, such as harassment. For example, we have faced or continue to face claims related to the Fair Labor Standards Act, the Telephone Consumer Protection Act, the Americans with Disabilities Act and the Arizona Consumer Fraud Act (and similar federal, state and international consumer protection statutes, including the Brazil Consumer Protection Code). In particular, we recently settled three class action complaints alleging violations of the Telephone Consumer Protection Act. Plaintiffs in such current and future litigation matters often file such lawsuits on behalf of a putative or certified class and typically claim substantial statutory damages and attorneys' fees, and often seek changes to our products, features or business practices. As a result, although the results of any such current or future litigation, regardless of the underlying nature of the claims, cannot be predicted with certainty, the final outcome of any current or future claims or lawsuits we face could adversely affect our business, financial condition and results of operations. Any negative outcome from claims or litigation, including settlements, could result in payments of substantial monetary damages or fines, attorneys' fees or costly and significant and undesirable changes to our products, features, marketing efforts or business practices. As we expand our international operations, we have experienced an increase in litigation occurring outside of the U.S., due in part to consumer-friendly laws and regulations in certain countries and legal systems with limited experience with claims related to the domain industry. Defending such litigation is costly and time consuming. The final outcome of such litigation may not be the same as similar litigation in the U.S., which may have an adverse effect on our business, financial condition and results of operations. Further, claims or litigation brought against our customers or business partners may subject us to indemnification obligations or obligations to refund fees to, and adversely affect our relationships with, our customers or business partners. Such indemnification or refund obligations or litigation judgments or settlements that result in the payment of substantial monetary damages, fines and attorneys' fees may not be sufficiently covered by our insurance policies if at all.
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
As of December 31, 2021, we had 314 issued patents in the U.S. covering various aspects of our product offerings. Additionally, as of December 31, 2021, we had 124 pending U.S. patent applications and intend to file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations or not to pursue patent protection in certain jurisdictions, and may choose to abandon patents that are no longer of strategic value to us, in each case even if those innovations have financial value to us. In addition, under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative processes or litigation. In addition, issuance of a patent does not assure that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.
In addition to patented technology, we rely on our unpatented proprietary technology and confidential proprietary information, including trade secrets and know-how. Despite our efforts to protect the proprietary and confidential nature of such technology and information, unauthorized parties may attempt to misappropriate, reverse engineer or otherwise obtain and use them. The contractual provisions in confidentiality agreements and other agreements we generally enter into with employees, consultants, partners, vendors and customers may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. Moreover, policing unauthorized use of our technologies, products and intellectual property rights is difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the U.S. and where mechanisms for enforcement of intellectual property rights may be weak. To the extent we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information may increase. We may be unable to determine the extent of any unauthorized use or infringement of our products, technologies or intellectual property rights.
As of December 31, 2021, we had 660 registered trademarks in countries including the UK, U.S., China and Germany; we have also filed a trademark application for the new GoDaddy logo and mark and a word mark application for Open We Stand. We have also registered, or applied to register, the trademarks associated with several of our leading brands in the U.S. and in certain other countries, including for our new logo launched in January 2020, the "Go." Competitors and others may have adopted, and in the future may adopt, tag lines or service or product names similar to ours, which could impede our ability to build our brands' identities and possibly lead to confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered and common law trademarks or trademarks incorporating variations of the terms or designs of one or more of our trademarks and opposition filings made when we apply to register our trademarks.
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
Occasionally one of our customers may register a domain name identical, or similar, to a third party's trademark or the name of a living person. These occurrences have in the past and may in the future lead to our involvement in disputes over such domain names. Disputes involving registration or control of domain names are often resolved through the Uniform Domain Name Dispute Resolution Policy (UDRP), ICANN's administrative process for domain name dispute resolution, or less frequently through litigation under the ACPA, or under general theories of trademark infringement or dilution. The UDRP generally does not impose liability on registrars, and the ACPA provides that registrars may not be held liable for registration or maintenance of a domain name absent a showing of the registrar's bad faith intent to profit from the trademark at issue. However, we may face liability if we act in bad faith or fail to comply in a timely manner with procedural requirements under these rules, including forfeiture of domain names in connection with UDRP actions. In addition, domain name registration disputes and compliance with the procedures under the ACPA and UDRP typically require at least limited involvement by us and, therefore, increase our cost of doing business. The volume of domain name registration disputes may increase in the future as the overall number of registered domain names increases. Moreover, as the owner or acquiror of domain name portfolios containing domains we provide for resale, we may face liability if one or more domain names in our portfolios, or our resellers' portfolios, are alleged to violate another party's trademark. Although we screen the domain names we acquire to mitigate the risk of third-party infringement claims, we, or our resellers, may inadvertently register or acquire domains that infringe or allegedly infringe third-party rights. If intellectual property laws diverge internationally or are interpreted inconsistently by local courts, we may be required to devote additional time and resources to enhancing our screening program in international markets. For example, we are involved in a large number of claims in India involving the registration of domain names that include trademarked strings of text. While these claims are individually and collectively immaterial, they may require additional time and resources to resolve, and as we expand internationally, we face additional intellectual property claims. Moreover, advertisements displayed on websites associated with domains registered by us may contain allegedly infringing content placed by third parties. We may face liability and increased costs as a result of such third-party infringement claims.
Our use of open source technology could impose limitations on our ability to commercialize our products.
We use open source software in our business, including in our products. It is possible that some open source software is governed by licenses containing requirements that we make available source code for modifications or derivative works we create based upon the open source software, and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, if we combine our proprietary software with open source software in certain manners.
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

Data localization requirements in certain jurisdictions in which we operate may increase data center and company operating costs.
In some jurisdictions in which we operate, such as India, Russia and China, laws and regulations may require us to locally host at least an instance of the data collected in that jurisdiction and in some cases may apply restrictions to the export or transfer of that data across borders. Such data localization laws and regulations may increase our overall data center operating costs by requiring duplicative local facilities, network infrastructure and personnel, and by potentially increasing the resources required to process governmental requests for access to that data. This may also increase our exposure to government requests for censorship and to data breaches in general. We continue to explore strategies to limit such risks related to data collected in those jurisdictions, but cannot guarantee that our efforts will be successful.
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
We are subject to certain export controls, including economic and trade sanctions regulations that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.
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
We employ country-specific IP blocks in comprehensively sanctioned jurisdictions, customer screening, and other measures designed to ensure regulatory compliance. When we screen customers against such sanctions lists, we rely on the data provided to us by our customers; if customers do not provide complete or accurate data, our screening process may fail to identify customers who are denied parties. As such, there is risk that in the future we could provide our products to denied parties despite such precautions. Changes in the list of sanctioned jurisdictions and OFAC and other sanctions lists may require us to modify these measures in order to comply with governmental regulations. Our failure to screen customers properly could result in negative consequences to us, including government investigations, penalties and reputational harm.
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
We face significant risks if we fail to comply with the U.S. Foreign Corrupt Practices Act of 1977, as amended (FCPA), the UK Bribery Act 2010 (UK Bribery Act), the U.S. Travel Act of 1961 and other anti-corruption and anti-bribery laws prohibiting companies and their employees and third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties and private-sector recipients for an illegal purpose.
We operate in areas of the world in which corruption by government officials exists to some degree and, in certain circumstances, compliance with anti-bribery and anti-corruption laws may conflict with local customs and practices. We operate in several countries and sell our products to customers around the world, which results in varied and potentially conflicting compliance obligations. In addition, changes in laws could result in increased regulatory requirements and compliance costs which could adversely affect our business, financial condition and results of operations. While we are committed to complying with, and we provide training to help our employees comply with, all applicable anti-bribery and anti-corruption laws, we cannot assure that our employees or other agents will not engage in prohibited conduct and render us responsible under the FCPA or the UK Bribery Act.
If we are found to be in violation of the FCPA, the UK Bribery Act or other anti-bribery and anti-corruption laws (either due to acts or inadvertence of our employees, or due to the acts or inadvertence of others), we could suffer criminal or civil penalties or other sanctions, which could have a material adverse effect on our business. Any violation of the FCPA or other applicable anti-corruption or anti-bribery laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracts, which could have a material and adverse effect on our reputation, business, operating results and growth prospects. In addition, responding to any enforcement action may result in a diversion of management's attention and resources and significant defense costs and other professional fees.
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
Our payments business, including GoDaddy Payments, is subject to various laws, regulations, restrictions and risks. Our failure to comply with such rules, regulations, and restrictions regarding our payments business could materially harm our business.
We are subject, and may become subject, to various restrictions with respect to our payments products and services, including under U.S. federal, U.S. state and international laws and regulations, as well as restrictions set forth in agreements we have with payment card networks and third party payment service providers.
Payments Regulations. The processing and acceptance of a variety of payment methods is subject to various laws, rules, regulations, legal interpretations, and regulatory guidance, including those governing (i) cross-border and domestic money transmission and funds transfers, (ii) foreign exchange, (iii) payment services, and (iv) consumer protection. If we or our GoDaddy Payments business were found to be in violation of applicable laws or regulations, we could be subject to additional operating requirements and/or civil and criminal penalties or forced to cease providing certain services.

Payment Card Networks. We partner with payment card networks including Visa, MasterCard and American Express to conduct our payment processing. These payment card networks have adopted rules and regulations that apply to all merchants who accept their payment cards including special operating rules that apply to GoDaddy Payments as a "payment facilitator" providing payment processing services to our Go Daddy Payments' customers. The payment card networks have established separate network rules that apply to us. Each payment card network has discretion to interpret its own network operating rules and may make changes to such rules at any time. Changes to such rules could include increasing the cost of, imposing restrictions on, or otherwise impacting the development of, our GoDaddy Payments' retail point-of-sale solutions, which may negatively affect their deployment and adoption and could ultimately harm our business. In addition, these payment card networks may increase in the future, the interchange fees and assessments that they charge for each transaction that accesses their networks, and may impose special fees or assessments on any transactions that access their networks. Our payment networks have the right to pass any increases in interchange fees and assessments on to us, which could increase our costs and thereby adversely affect our financial performance.
We may also be subject to fines assessed by the payment card networks resulting from any rule violations by us or our GoDaddy Payments' customer. For instance, we could be subject to penalties from payment card networks if we fail to detect that our GoDaddy Payments' customers are engaging in activities that are illegal, contrary to the payment card network operating rules, or considered "high risk." Any such penalties could become material and could result in termination of our ability to accept payment cards or could require changes in our process for registering new GoDaddy Payments' customers. Any such penalties or fines could materially and adversely affect our business.
Third Party Payment Service Providers. We have agreements in place with companies that process credit and debit card transactions on our and GoDaddy Payments' behalf. These agreements allow these payment processors, under certain conditions, to hold an amount of our, or in the case of GoDaddy Payments its customers' cash (referred to as a "holdback") or require us to otherwise post security equal to a portion of bookings that have been processed by that company. These payment processors may be entitled to a holdback or suspension of processing services upon the occurrence of specified events, including material adverse changes in our financial condition. An imposition of a holdback or suspension of payment processing services by one or more of our payment processors could materially reduce our liquidity. Further, the software and services provided by payment processors may fail to meet our expectations, contain errors or vulnerabilities, be compromised, or experience outages. Any of these risks could cause us to lose our ability to process payments, and our business and operating results could be adversely affected.
Risks Related to Owning our Class A Common Stock
Our business could be negatively impacted by shareholder activism.
In recent years, shareholder activists have become involved in numerous public companies. Shareholder activists frequently propose to involve themselves in the governance, strategic direction and operations of companies. Shareholder activists have also become increasingly concerned with companies' efforts with respect to environmental, sustainability and governance standards. Responding to actions by activist shareholders, such as requests for special meetings, potential nominations of candidates for election to our board of directors, requests to pursue a strategic combination or other transaction, or other special requests may disrupt our business and divert the attention of management and employees. In addition, any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, be exploited by our competitors, cause concern to our current or potential customers and make it more difficult to attract and retain qualified personnel and business partners, all of which could negatively impact our business. Shareholder activism could result in substantial costs. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals of our business.
Our share price may be volatile, and you may be unable to sell your shares.
The trading price of our Class A common stock is likely to be highly volatile and these fluctuations could cause you to lose all or part of your investment in our common stock. Since shares of our Class A common stock were sold in our initial public offering (IPO) in April 2015 at a price of $20.00 per share, the reported high and low sales prices of our Class A common stock have ranged from $21.04 to $93.75 per share through February 11, 2022. Factors that may cause the market price of our Class A common stock to fluctuate include:
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
•failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates or ratings by any securities analysts who follow our company or our failure to meet the estimates or the expectations of investors;
•announcements of new products or technologies, commercial relationships, acquisitions or other events by us or our competitors;
•actual or anticipated developments in our competitors' businesses or the competitive landscape generally;
•actual or perceived privacy or data security incidents;
•litigation involving us, our industry or both;
•regulatory developments in the U.S., foreign countries or both;
•general economic conditions and trends;
•the commencement or termination of any share repurchase program;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•network or service outages, Internet disruptions, the availability of our service, security breaches or perceived security breaches and vulnerabilities;
•changes in accounting standards, policies, guidelines, interpretations or principles;
•actions instituted by activist shareholders or others;
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
In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation, which could result in substantial costs and a diversion of management's attention and resources.
Provisions of our charter, bylaws and Delaware law may have anti-takeover effects that could prevent a change in control even if the change in control would be beneficial to our stockholders.
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

In addition, although we have opted out of Section 203 of the Delaware General Corporation Law (DGCL), our amended and restated certificate of incorporation contains a provision that provides us with protections similar to Section 203 of the DGCL, and prevents us from engaging in a business combination, such as a merger, with an interested stockholder (i.e., a person or group who acquires at least 15% of our voting stock) for a period of three years from the date such person became an interested stockholder, unless (with certain exceptions) the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner. These provisions may discourage, delay or prevent a transaction involving a change in control of our company that is in the best interest of our stockholders.
On December 12, 2021, we announced that, in connection with its governance review and with input from our stockholders through our annual engagement process, the board of directors intends to recommend to our stockholders at our 2022 Annual Meeting of Stockholders certain amendments to our amended and restated certificate of incorporation, including a previously announced plan to eliminate our board of directors' classified structure, as well as the elimination of the supermajority threshold required for stockholders to amend our amended and restated certificate of incorporation and our amended and restated bylaws and the elimination of any exceptions or special rules to Section 203 of the DGCL. However, we can provide no assurance that our stockholders will approve such amendments at our 2022 Annual Meeting of Stockholders.
Our bylaws designate the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial form for disputes with us.
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of or based on a breach of a fiduciary duty owed by any of our current or former directors, officers, or other employees to us or our stockholders, (iii) any action asserting a claim against us or any of our current or former directors, officers, employees, or stockholders arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws, or (iv) any other action asserting a claim governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants. Our amended and restated bylaws provide that the U.S. federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action under the Securities Act of 1933, as amended (Securities Act).
This choice of forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees and may discourage these types of lawsuits. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.
We do not intend to pay dividends on our Class A common stock.
We have never declared or paid any dividends on our common stock and we do not expect to pay dividends to the holders of our Class A common stock for the foreseeable future. Our ability to pay dividends on our Class A common stock is limited by our existing indebtedness, and may be further restricted by the terms of any future debt incurred or preferred securities issued by us or our subsidiaries or by law. As a result, any capital appreciation in the price of our Class A common stock may be your only source of gain on your investment in our Class A common stock. If, however, we decide to pay a dividend in the future, we would need to cause Desert Newco to make distributions to the company in an amount sufficient to cover such dividend. Deterioration in the financial condition, earnings or cash flow of Desert Newco for any reason could limit or impair its ability to make distributions to us.
We cannot guarantee we will make any additional repurchases of our Class A common stock.
In the past, our board of directors has approved the repurchase of shares of our Class A common stock. In January 2022, our board of directors approved the repurchase of up to an additional $2,251.0 million of our Class A common stock. Such approval was in addition to the amount remaining available for repurchases under prior approvals of our board of directors, such that we have authority to repurchase up to $3,000.0 million of shares of our Class A common stock. Under this or any other future share repurchase programs, we may make share repurchases through a variety of methods, including open market share purchases, accelerated share repurchase programs, block transactions or privately negotiated transactions, in accordance with applicable federal securities laws. Future share repurchase programs may have no time limit, may not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
Other Risks
The COVID-19 pandemic has had a material adverse impact on many of our customers and could harm our business and operating results.
The impacts of the ongoing COVID-19 pandemic on the global economy and on our business continue to evolve. To protect the health and well-being of our employees, partners and third-party service providers, we implemented a near company-wide work-from-home requirement for most employees, made substantial modifications to employee travel policies, and cancelled or shifted our conferences and other marketing events to virtual-only. In late 2021, based on guidance from governmental authorities and health experts, we reopened certain offices and allowed employees to return to work on a voluntary basis. We expect to reopen other offices in 2022. Throughout the COVID-19 pandemic, we have helped our employees adapt to the work from home environment through technology assistance and continued learning opportunities. Our employees remain highly productive. We expect to maintain and continue to improve our productivity and efficiency through the remote only work environment, and the hybrid in-person and remote work environment as our offices open. However, we cannot predict how our employees or business will be impacted by the ongoing COVID-19 pandemic, and our ability to continue product development, marketing efforts, high-level customer service and account management with our customers, and how other aspects of our business could be impacted in the future.
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
The COVID-19 pandemic has also increased our vulnerability to consumer privacy, data security and fraud risks as a result of our personnel working remotely, which may require us to invest in risk mitigation efforts that may not be successful. It is not possible at this time to estimate the full impact of the COVID-19 pandemic on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.
Economic conditions in the U.S. and international economies may adversely impact our business and operating results.
General macro-economic conditions, such as a rise in interest rates, inflation in the cost of goods and services including labor, a recession or an economic slowdown in the U.S. or internationally, including as a result of the COVID-19 pandemic, could adversely affect demand for our products and make it difficult to accurately forecast and plan our future business activities. Spending patterns of small businesses and independent ventures, which make up a substantial portion of our customer base, are difficult to predict and are sensitive to the general economic climate, the economic outlook specific to small businesses and ventures, the then-current level of profitability experienced by these groups and overall consumer confidence. As a result of general macro-economic conditions, our customers may not be able to afford to renew existing products or buy additional products, or they may turn to lower-cost offerings from our competitors. Our higher-priced services and aftermarket offerings have been, and may continue to be, negatively impacted by the COVID-19 pandemic as customers become more price-conscious.

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
To the extent conditions in the domestic and global economy change, our business could be harmed as current and potential customers may reduce or postpone spending or choose not to purchase or renew subscriptions to our products which they may consider discretionary. For example, it is possible that business activity in the UK or the E.U. will be negatively affected by Brexit. If our customers face decreased consumer demand, increased regulatory burdens or more limited access to international markets, we may face a decline in the demand for our products and our operating results could be adversely impacted.
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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act) and the listing standards of the New York Stock Exchange (NYSE). We expect the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources. Management's attention may be diverted from other business concerns, which could adversely affect our business and operating results.
We are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm is required to audit such internal control. Although our management has determined, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of December 31, 2021, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future.
If we have a material weakness in our internal control over financial reporting in the future, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments, thereby causing investor perceptions to be adversely affected and potentially resulting in restatement of our financial statements for prior periods and a decline in the market price of our stock.
In addition, our current internal controls and any new controls we implement may become inadequate because of changes in conditions in our business or information technology systems or changes in the applicable laws, regulations and standards. We have also recently acquired, and may acquire in future, companies that were not previously subject to Sarbanes-Oxley Act regulations and accordingly were not required to establish and maintain an internal control infrastructure compliant with the Sarbanes-Oxley Act. Any failure to design or operate effective controls, any difficulties encountered in their implementation or improvement, or any failure to implement adequate internal controls for our acquired companies could (i) harm our operating results, (ii) cause us to fail to meet our reporting obligations (iii) adversely affect the results of management evaluations and independent registered public accounting firm audits of our internal control over financial reporting, about which we are required to include in our periodic reports filed with the SEC, or (iv) cause investors to lose confidence in our reported financial and other information, any of which could have a negative effect on our stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE in the future.

Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events and to interruption by man-made events such as terrorism and civil unrest.
Our continued growth depends on the ability of our customers to access our products, services and customer support at any time and within an acceptable amount of time. In addition, our ability to access certain third-party solutions is important to our operations and the delivery of our products, services and customer support. Although we have disaster recovery plans in place, a significant natural disaster, such as an earthquake, fire or flood or acts of terrorism, civil unrest, pandemics such as the COVID-19 pandemic, or other similar events beyond our control could cause disruptions in our business or the business of our infrastructure vendors, data center hosting providers, partners or customers, our infrastructure vendors' abilities to provide connectivity and perform services on a timely basis or the economy as a whole. In the event our or our service providers' IT systems' abilities are hindered by any of the events discussed above, we and our customers' websites could experience downtime, and our products could become unavailable. A prolonged service disruption for any of the foregoing reasons would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the services we use.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties.
Our corporate headquarters, which we lease, are located in Tempe, Arizona. We own our offices in Hiawatha, Iowa, which consist of approximately 75,000 square feet used primarily for customer care and product development. We lease additional customer care centers and offices located throughout the U.S. as well as internationally, most significantly in Bulgaria, Germany, Romania, Serbia and the UK.
We provide our cloud-based products via a network of data centers including (i) an approximately 320,000 square foot data center we own and operate in Phoenix, Arizona; (ii) co-location data centers located throughout the U.S., most significantly in Virginia; and (iii) co-location international data centers, most significantly in France, the Netherlands and Singapore. Our data center leases expire on various dates through 2033.
We believe our existing facilities are sufficient for our current needs. Although we have recently closed or consolidated certain of our facilities, in the future, we may need to add new facilities or expand our existing facilities to meet our evolving business needs.
Item 3. Legal Proceedings
The information required by this item is provided in Note 12 to our financial statements and is incorporated herein by reference.
We are currently involved in, and may in the future be involved in, legal proceedings, claims, regulatory inquiries, audits, and governmental investigations incidental to our business (Proceedings), including patent infringement litigation and trademark infringement claims, as well as putative class actions, employment, commercial and consumer protection claims and other Proceedings. Although the results of any such current or future Proceedings, regardless of the underlying nature of the claims or facts, cannot be predicted with certainty, the final outcome of any current or future Proceedings we face could adversely affect our business, financial condition and results of operations.
Regardless of the final outcome, defending lawsuits, claims and other Proceedings in which we are involved is costly and can impose a significant burden on management and employees. We may receive unfavorable preliminary or interim rulings in the course of such Proceedings, and there can be no assurances that favorable final outcomes will be obtained.
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
The following graph compares, for the five year period ending December 31, 2021, the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the Standard & Poor's 500 Index (S&P 500) and the NASDAQ Internet Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index. The returns shown are based on historical results and are not intended to suggest future performance. See the disclosures in Part I, Item 1A. "Risk Factors."
Holders of Record
As of December 31, 2021, there were 8 holders of record of our Class A common stock, although we believe there are a significantly larger number of beneficial owners because many shares are held by brokers and other institutions on behalf of stockholders.
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
Share Repurchases
Our board of directors has authorized the share repurchase programs described in Note 5 to our financial statements. There were no share repurchases during the three months ended December 31, 2021.
Item 6.     [Reserved]
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
This section generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussion of 2019 items and comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K for the year ended December 31, 2020.
(Throughout the tables and this discussion and analysis, dollars are in millions, excluding average revenue per user (ARPU), and shares are in thousands.)
COVID-19 Pandemic
We have implemented a variety of measures to attempt to minimize the impact of the ongoing COVID-19 pandemic on our business, to ensure the availability and functioning of our critical infrastructure and to promote the safety and security of our employees. These measures have included remote working arrangements for nearly all of our workforce since March 2020 and safety protocols for any on-site personnel in accordance with federal, state and local regulations. In late 2021, we reopened certain offices and allowed employees to return to such offices on a voluntary basis. We expect to do this for other offices and employees in 2022. Incremental costs of these remote working arrangements have not been material, though such arrangements have increased the risk of cybersecurity incidents as individuals have been working through less secure network connections.
While the pandemic has not had a material impact on our results of operations so far, the extent to which it may impact our future results and operations will depend on future developments, including: (i) the duration of the pandemic; (ii) the widespread distribution and long-term efficacy of vaccines and the availability of effective treatments; (iii) the duration and parameters of global governmental measures put in place to control the spread of the virus; and (iv) the continuing economic impact of the pandemic. We are actively monitoring the pandemic and the potential impacts it may have on our financial position, results of operations and cash flows in the future. See "Risk Factors" for additional information.
Overview
We serve several customer populations: Independents, Partners, Domain Registrars and Investors, other Registrars and Corporate Domain Portfolio owners. While these customer populations tend to utilize many of the same GoDaddy product offerings, we consider the meaningful differences in their journeys, what they value, their ultimate goals and how they communicate with the rest of the world and aim to provide, and establish, solutions that address these differences. We are the global market leader in domain registration. As of December 31, 2021, approximately 89% of our customers had purchased a domain from us and we had 84.4 million domains under management. Based on information reported in VeriSign's Domain Name Industry Brief, we had over 23% of the world's domains registered as of September 30, 2021.

We also offer hosting, presence and business applications products and services (products) enhancing our value proposition by enabling our customers to create, manage and syndicate their, or their customers', digital identities. These products are often purchased in conjunction with, or subsequent to, an initial domain registration. As we have grown, these products have become increasingly important parts of our business, constituting approximately 53% of total revenue in 2021.
Financial Highlights
Below are key financial highlights for 2021, with comparisons to 2020.
•Total revenue of $3,815.7 million, an increase of 15.0%, or approximately 14.4% on a constant currency basis(1).
•International revenue of $1,270.8 million, an increase of 15.0%, or approximately 13.2% on a constant currency basis(1).
•Total bookings(2) of $4,231.7 million, an increase of 12.1%, or approximately 11.2% on a constant currency basis(1).
•Operating income of $382.1 million, an increase of 40.4%.
•Net cash provided by operating activities of $829.3 million, an increase of 8.5%.
(1) Discussion of constant currency is set forth in "Quantitative and Qualitative Disclosures about Market Risk."
(2) A reconciliation of total bookings to total revenue, its most directly comparable GAAP financial measure, is set forth in "Reconciliation of Bookings" below.
Our Financial Model
We have developed a stable and predictable business model driven by efficient customer acquisition, high customer retention rates and increasing lifetime spend. We grew our total customers from 18.5 million as of December 31, 2018 to 21.2 million as of December 31, 2021, through a combination of our industry leading products built on a cloud platform, brand advertising, direct marketing efforts, customer referrals, world-class customer care and acquisitions. In each of the five years ended December 31, 2021, our customer retention rate exceeded 85%, and in 2021, our retention rate for customers who had been with us for over three years was more than 93%. We believe the breadth and depth of our product offerings and the high quality and responsiveness of our customer care team build strong relationships with our customers and are key to our high level of customer retention.
We generate bookings and revenue from sales of product subscriptions, including domain products, hosting and presence products and business applications products as well as from aftermarket domain sales. We offer our subscriptions on a variety of terms, which average approximately one year, but can range from monthly to multi-annual terms of up to ten years depending on the product. We monitor total bookings as we typically collect payment at the time of sale and generally recognize revenue ratably over the term of our customer contracts. Accordingly, we believe total bookings is an indicator of the expected growth in our revenue and is a supplemental measure of the operating performance of our business. See "Reconciliation of Bookings" below for a reconciliation of total bookings to total revenue.
Domains. We generated 47% of our 2021 total revenue from the sale of domain products, primarily from domain registrations and renewals, aftermarket domain sales and domain add-ons such as domain protection. Total revenue from domain products grew at a compound annual growth rate (CAGR) of 14.0% over the three years ended December 31, 2021.
Hosting and Presence. We generated 34% of our 2021 total revenue from the sale of hosting and presence products, primarily from a variety of website hosting products, website building products and website security products, which generally have higher margins than conventional domain registrations. Total revenue from hosting and presence products grew at a CAGR of 8.0% over the three years ended December 31, 2021.
Business Applications. We generated 19% of our 2021 total revenue from the sale of business applications products, primarily from third-party productivity applications, which generally also have higher margins than conventional domain registrations. Total revenue from business applications products grew at a CAGR of 19.6% over the three years ended December 31, 2021.
Revenue derived from each of our product categories has increased in each of the last three years, with many of our non-domains products growing faster in recent periods.

In each of the five years ended December 31, 2021, greater than 85% of our total revenue was generated by customers who were also customers in the prior year. To track our growth and the stability of our customer base, we monitor, among other things, revenue, retention rates and ARPU generated by our annual customer cohorts over time, as well as corresponding marketing and advertising spend. We define an annual customer cohort to include each customer who first became a customer during a calendar year. For example, in 2014, we acquired 2.9 million gross customers, who we collectively refer to as our 2014 cohort, and spent $165 million in marketing and advertising expenses. By the end of 2021, the 2014 cohort had generated an aggregate of approximately $1.7 billion of total bookings and we expect this cohort will continue to generate bookings and revenue in the future. For the five years ended December 31, 2021, the average annual revenue retention rate of the 2014 cohort was more than 98%, which is calculated by averaging the ratio of the cohort's annual revenue for each of the five years to its annual revenue for each respective preceding year. Over this period, ARPU for the 2014 cohort grew from $106 in 2016 to $197 in 2021, representing a CAGR of 13%. We selected the 2014 cohort for this analysis because we believe it is representative of the spending patterns and revenue impact of our other cohorts. We believe our cohort analysis is important to illustrate the long-term value of our customers.
Results of Operations
The following table sets forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2021		2020		2019
	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue
Revenue:
Domains	$1,809.9	47.4%	$1,515.1	45.7%	$1,351.6	45.2%
Hosting and presence	1,283.4	33.7%	1,200.6	36.2%	1,126.5	37.7%
Business applications	722.4	18.9%	601.0	18.1%	510.0	17.1%
Total revenue	3,815.7	100.0%	3,316.7	100.0%	2,988.1	100.0%
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	1,372.2	36.0%	1,158.6	34.9%	1,026.8	34.3%
Technology and development	706.3	18.5%	560.4	16.9%	492.6	16.5%
Marketing and advertising	503.9	13.2%	438.5	13.2%	345.6	11.6%
Customer care	306.1	8.0%	316.9	9.6%	348.7	11.7%
General and administrative	345.8	9.1%	323.8	9.8%	362.1	12.1%
Restructuring and other	(0.3)	—%	43.6	1.3%	—	—%
Depreciation and amortization	199.6	5.2%	202.7	6.1%	209.7	7.0%
Total costs and operating expenses	3,433.6	90.0%	3,044.5	91.8%	2,785.5	93.2%
Operating income	382.1	10.0%	272.2	8.2%	202.6	6.8%
Interest expense	(126.0)	(3.3)%	(91.3)	(2.8)%	(92.1)	(3.1)%
Loss on debt extinguishment	—	—%	—	—%	(14.8)	(0.5)%
Tax receivable agreements liability adjustment	—	—%	(674.7)	(20.3)%	8.7	0.3%
Other income (expense), net	(2.5)	(0.1)%	(1.6)	—%	22.0	0.7%
Income (loss) before income taxes	253.6	6.6%	(495.4)	(14.9)%	126.4	4.2%
Benefit (provision) for income taxes	(10.8)	(0.3)%	1.3	—%	12.0	0.4%
Net income (loss)	242.8	6.3%	(494.1)	(14.9)%	138.4	4.6%
Less: net income attributable to non-controlling interests	0.5	—%	1.0	—%	1.4	—%
Net income (loss) attributable to GoDaddy Inc.	$242.3	6.3%	$(495.1)	(14.9)%	$137.0	4.6%

Operating Metrics
In addition to our results determined in accordance with GAAP, we believe the following operating metrics are useful as supplements in evaluating our ongoing operational performance and help provide an enhanced understanding of our business:

	Year Ended December 31,
	2021	2020	2019
Total bookings	$4,231.7	$3,775.5	$3,401.2
Total customers at period end (in thousands)	21,233	20,646	19,274
Average revenue per user	$182	$166	$158
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
Reconciliation of Bookings
The following table reconciles total bookings to total revenue, its most directly comparable GAAP financial measure:

	Year Ended December 31,
	2021	2020	2019
Total revenue	$3,815.7	$3,316.7	$2,988.1
Change in deferred revenue(1)	186.6	210.5	180.5
Net refunds	224.2	247.3	233.4
Other	5.2	1.0	(0.8)
Total bookings	$4,231.7	$3,775.5	$3,401.2
_________________________________
(1) Change in deferred revenue includes the impact of realized gains or losses from the hedging of bookings in foreign currencies.
Comparison of 2021 and 2020
Revenue
We generate substantially all of our revenue from sales of subscriptions, including domain registrations and renewals, hosting and presence products and business applications products as well as from aftermarket domain sales. Our subscription terms can range from monthly terms to multi-annual terms of up to ten years depending on the product. We generally collect the full amount of subscription fees at the time of sale, while revenue, other than for aftermarket domain sales, is primarily recognized over the period in which the performance obligations are satisfied, which is generally over the contract term. Revenue from aftermarket domain sales is recognized at the time when ownership of the domain is transferred to the buyer. Revenue is presented net of refunds, and we maintain a reserve to provide for refunds granted to customers.
Domains revenue primarily consists of revenue from the sale of domain registration subscriptions, aftermarket domain sales and domain add-ons such as domain protection.

Hosting and presence revenue primarily consists of revenue from the sale of subscriptions for website hosting, website building, website security and commerce products.
Business applications revenue primarily consists of revenue from the sale of subscriptions for third-party productivity applications, email accounts, email marketing tools and telephony solutions.
The following table presents our revenue for the periods indicated:

	Year Ended December 31,			2021 to 2020		2020 to 2019
	2021	2020	2019	$ change	% change	$ change	% change
Domains	$1,809.9	$1,515.1	$1,351.6	$294.8	19%	$163.5	12%
Hosting and presence	1,283.4	1,200.6	1,126.5	82.8	7%	74.1	7%
Business applications	722.4	601.0	510.0	121.4	20%	91.0	18%
Total revenue	$3,815.7	$3,316.7	$2,988.1	$499.0	15%	$328.6	11%
The 15.0% increase in total revenue was driven by the 2.8% growth in total customers, the 9.7% growth in ARPU as well as incremental revenue from acquisitions completed in 2021. The increase in customers impacted each of our revenue lines, as the additional customers purchased subscriptions across our product portfolio.
Domains. The 19.5% increase in domains revenue was primarily driven by the increase in domains under management from 82.7 million as of December 31, 2020 to 84.4 million as of December 31, 2021, the approximately 70.0% increase in aftermarket domain sales fueled by our continued innovation in auction technologies and contributions from recent registry acquisitions.
Hosting and presence. The 6.9% increase in hosting and presence revenue was primarily driven by increased demand for our website building and website security products as well as contributions from recent acquisitions, including commerce-related revenue from GoDaddy Payments (formerly Poynt). The increase was partially offset by lower demand for certain higher-priced subscriptions, such as GoDaddy Social.
Business applications. The 20.2% increase in business applications revenue was primarily driven by increased customer adoption of our productivity solutions.
Bookings
The following table presents our total bookings for the periods indicated:

	Year Ended December 31,			2021 to 2020		2020 to 2019
	2021	2020	2019	$ change	% change	$ change	% change
Total bookings(1)	$4,231.7	$3,775.5	$3,401.2	$456.2	12%	$374.3	11%
_________________________________
(1) A reconciliation of total bookings to total revenue, its most directly comparable GAAP financial measure, is set forth in "Reconciliation of Bookings" above.
The 12.1% increase in total bookings was primarily driven by increases in total customers and domains under management, increased aftermarket domain sales, broadened customer adoption of non-domain products and contributions from recent acquisitions. Additionally, total bookings in 2021 was favorably impacted by approximately 90 basis points due to movements in foreign currency exchange rates.
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

	Year Ended December 31,			2021 to 2020		2020 to 2019
	2021	2020	2019	$ change	% change	$ change	% change
Cost of revenue	$1,372.2	$1,158.6	$1,026.8	$213.6	18%	$131.8	13%
The 18.4% increase in cost of revenue was primarily attributable to higher domain costs, which were driven by the increase in domains under management, increased aftermarket domain sales and costs associated with our recently acquired registry business, as well as increased software licensing fees resulting from higher sales of productivity solutions and increased payment processing fees resulting from our bookings growth.
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

	Year Ended December 31,			2021 to 2020		2020 to 2019
	2021	2020	2019	$ change	% change	$ change	% change
Technology and development	$706.3	$560.4	$492.6	$145.9	26%	$67.8	14%
The 26.0% increase in technology and development expenses was primarily as a result of increased personnel costs driven by higher average headcount associated with our continued investment in product development as well as increased technology costs associated with the growth of our business and our migration to a cloud-based infrastructure. Additionally, during 2021 we recorded approximately $44.1 million in compensation expense resulting from our acquisitions, primarily Poynt (now known as GoDaddy Payments).
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

	Year Ended December 31,			2021 to 2020		2020 to 2019
	2021	2020	2019	$ change	% change	$ change	% change
Marketing and advertising	$503.9	$438.5	$345.6	$65.4	15%	$92.9	27%
The 14.9% increase in marketing and advertising expenses were primarily attributable to increased personnel costs and discretionary spending associated with the marketing investments we made to drive additional growth, partially offset by some expected deceleration due to the significant investments we made in 2020 to capture higher demand.
Customer care
Customer care expenses represent the costs to guide and service our customers, primarily consisting of personnel costs. We expect customer care expenses to fluctuate depending on the level of personnel required to support our business.

	Year Ended December 31,			2021 to 2020		2020 to 2019
	2021	2020	2019	$ change	% change	$ change	% change
Customer care	$306.1	$316.9	$348.7	$(10.8)	(3)%	$(31.8)	(9)%

The 3.4% decrease in customer care expenses was primarily due to the headcount reductions related to the restructuring plan we implemented during the second quarter of 2020 as well as operating efficiencies gained as we scale our business and increase our use of alternative methods of customer interaction.
General and administrative
General and administrative expenses primarily consist of personnel costs for our administrative functions, professional service fees, office rent and facilities expenses for all locations, acquisition-related expenses and other general costs. We expect general and administrative expenses to fluctuate depending on the level of personnel and other administrative costs required to support our business as well as the significance of any strategic acquisitions we choose to pursue.

	Year Ended December 31,			2021 to 2020		2020 to 2019
	2021	2020	2019	$ change	% change	$ change	% change
General and administrative	$345.8	$323.8	$362.1	$22.0	7%	$(38.3)	(11)%
The 6.8% increase in general and administrative expenses was primarily due to increased acquisition-related expenses and professional fees, partially offset by the reversal of a $5.7 million indirect tax reserve as a result of a settlement agreement as well as the reversal of equity-based compensation expense resulting from the forfeiture of unvested awards as a result of certain executive departures.
Restructuring and other
Restructuring and other during 2021 includes (i) the $15.4 million gain on sale of the land and buildings of our former corporate headquarters and (ii) a $15.1 million charge related to the impairment of certain operating lease assets and related leasehold improvements associated with the decision to close one of our leased offices.
During 2020, we recorded $43.6 million in pre-tax restructuring charges pursuant to a restructuring plan implemented in June 2020, as further discussed in Note 13.
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

	Year Ended December 31,			2021 to 2020		2020 to 2019
	2021	2020	2019	$ change	% change	$ change	% change
Depreciation and amortization	$199.6	$202.7	$209.7	$(3.1)	(2)%	$(7.0)	(3)%
There were no material changes in depreciation and amortization.
Interest expense

	Year Ended December 31,			2021 to 2020		2020 to 2019
	2021	2020	2019	$ change	% change	$ change	% change
Interest expense	$126.0	$91.3	$92.1	$34.7	38%	$(0.8)	(1)%
The 38.0% increase in interest expense was primarily driven by the issuance of the 2027 Term Loans in August 2020 and the 2029 Senior Notes in February 2021, as further discussed in Note 9 to our financial statements, partially offset by a decrease in the effective interest rate on our variable rate borrowings.
Tax receivable agreements liability adjustment
In 2020, we recorded a $674.7 million charge as a result of the settlement of our obligations under the TRAs, as further discussed in Note 16 to our financial statements.

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
In general, we seek to deploy our capital in a prioritized manner focusing first on requirements for operations, then on growth investments, and finally on stockholder returns. Our strategy is to deploy capital, whether debt, equity or internally generated cash, depending on the adequacy and availability of the source of capital and which source may be used most efficiently and at the lowest cost at such time. Therefore, while cash from operations is our primary source of operating liquidity and we believe our internally-generated cash flows are sufficient to support our day-to-day operations, we may use a variety of capital sources to fund our needs for less predictable investment decisions such as strategic acquisitions and share repurchases.
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
Credit Facility and Senior Notes
Our long-term debt obligations consist of the Credit Facility and the senior notes. In February 2021, we issued the 2029 Senior Notes in the principal amount of $800.0 million, which bear interest at 3.50%. The proceeds were retained for general corporate purposes, which may include working capital, capital expenditures, potential acquisitions and strategic transactions. In addition, in March 2021, we refinanced the 2027 Term Loans to lower the interest rate margins by 0.5%. Estimated future interest payments associated with our long-term totaled $554.8 million as of December 31, 2021, with $108.2 million payable within 12 months. See Note 9 to our financial statements for additional information regarding our long-term debt.
Our long-term debt agreements contain covenants restricting, among other things, our ability, or the ability of our subsidiaries, to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes including mergers and consolidations, sell assets, make restricted payments including dividends, distributions and investments, prepay junior indebtedness and engage in operations other than in connection with acting as a holding company, subject to customary exceptions. As of December 31, 2021, we were in compliance with all such covenants and had no amounts drawn on our Revolver.
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

Share Repurchases
During 2021, we repurchased a total of 3,500 shares of our Class A common stock in the open market for an aggregate purchase price of $275.9 million, including commissions, and entered into an accelerated share repurchase (ASR) program in August 2021 in which we repurchased an additional 3,425 shares for $250.0 million. As of December 31, 2021, we had $749.2 million of remaining authorization available for repurchases. See Note 5 to our financial statements for additional information.
In January 2022, our board of directors approved the repurchase of up to an additional $2,251.0 million of our Class A common stock. Such approval was in addition to the amount remaining available for repurchases under prior approvals of our board of directors, such that we have authority to repurchase up to $3,000.0 million of shares of our Class A common stock. Under this authority, in February 2022, we entered into a new ASR to repurchase shares of our Class A common stock in exchange for an up-front payment of $750.0 million. See Note 5 to our financial statements for additional information.
Acquisitions
In February 2021, we completed the acquisition of Poynt (now known as GoDaddy Payments) for $297.1 million in cash consideration to expand our commerce capabilities. At closing, we also paid an additional $29.4 million in cash that was recorded as compensation expense during the three months ended March 31, 2021. The acquisition agreements also call for $45.0 million in additional compensatory cash payments subject to certain performance and employment conditions over the three-year period following the closing date.
During 2021, we completed two other acquisitions for aggregate purchase consideration of $65.7 million in cash paid at closing and additional contingent earn-out payments of up to $18.5 million subject to the achievement of certain operational and financial milestones over the two-year periods following the respective closing dates.
See Note 3 to our financial statements for additional discussion of our business acquisitions.
During 2021, we purchased intangible assets for a total of $200.1 million in cash. One of these purchases also includes a variable earn-out payment of up to $12.0 million based on the achievement of specified future performance conditions. See Note 4 to our financial statements for additional discussion.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Net cash provided by operating activities	$829.3	$764.6	$723.4
Net cash used in investing activities	(635.6)	(482.3)	(135.3)
Net cash provided by (used in) financing activities	298.1	(581.7)	(456.9)
Effect of exchange rate changes on cash and cash equivalents	(1.3)	1.8	(0.8)
Net increase (decrease) in cash and cash equivalents	$490.5	$(297.6)	$130.4
Operating Activities
Our primary source of cash from operating activities has been cash collections from our customers. Our primary uses of cash from operating activities have been for domain registration costs paid to registries, software licensing fees related to third-party productivity solutions, personnel costs, discretionary marketing and advertising costs, technology and development costs and interest payments. We expect cash outflows from operating activities to be affected by the timing of payments we make to registries as well as by increases in personnel and other operating costs as we continue to grow our business.
Net cash provided by operating activities increased $64.7 million from $764.6 million in 2020 to $829.3 million in 2021, primarily driven by our bookings growth. This increase was partially offset by $29.4 million in compensatory payments made in connection with the closing of our acquisition of Poynt (now known as GoDaddy Payments) as well as increased discretionary spending associated with the marketing investments we made to drive additional growth.

Investing Activities
Our investing activities generally consist of strategic acquisitions and purchases of property and equipment to support the overall growth of our business. We expect our investing cash flows to be affected by the timing of payments we make for capital expenditures and the strategic acquisition or other growth opportunities we decide to pursue.
Net cash used in investing activities increased $153.3 million from $482.3 million in 2020 to $635.6 million in 2021, primarily driven by a $187.1 million increase of purchases of intangible assets and $40.0 million in purchases of equity investments in 2021, partially offset by a $57.0 million decrease in spending for business acquisitions.
Financing Activities
Our financing activities generally consist of long-term debt borrowings, the repayment of principal on long-term debt, stock option exercises and share repurchases.
Net cash from financing activities increased $879.8 million from $581.7 million used in 2020 to $298.1 million provided in 2021, primarily due to $849.8 million in payments made to settle our prior tax receivable agreements in 2020 and $800.0 million in proceeds from the issuance of the 2029 Senior Notes in 2021, partially offset by the receipt of $746.3 million in net proceeds from the issuance of the 2027 Term Loans in 2020.
Deferred Revenue
See Note 7 to our financial statements for details regarding the expected future recognition of deferred revenue.
Off-Balance Sheet Arrangements
As of December 31, 2021 and 2020, we had no off-balance sheet arrangements that had, or which are reasonably likely to have, a material effect on our financial statements.
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
We generally sell our products with a right of return, which we account for as variable consideration when estimating the amount of revenue to recognize. Refunds are estimated at contract inception using the expected value method based on historical refund experience and updated each reporting period as additional information becomes available. Our annual refund rate has declined from 6.9% of total bookings in 2019 to 5.3% in 2021.
We may sell multiple products to customers at the same time. For example, we may design a customer website and separately offer other products such as hosting and an SSL certificate, or a customer may combine a domain registration with other products such as Websites + Marketing or email. Judgment may be required in determining whether products contain multiple distinct performance obligations that should each be accounted for separately or as one combined performance obligation. The majority of our revenue arrangements consist of multiple performance obligations, with revenue recognized over the period in which each performance obligation is satisfied, which is generally over the contract term.
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
We sell our products directly to customers and also through a network of resellers. In certain cases, such as for aftermarket domain sales, we act as a reseller of products provided by others. The determination of gross or net revenue recognition is reviewed on a product-by-product basis and is dependent on whether we act as principal or agent in the transaction.
See Notes 2 and 7 to our financial statements for additional information regarding revenue recognition and deferred revenue.
Acquisitions
We determine whether substantially all of the fair value of assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the single asset or group of assets, as applicable, is accounted for as an asset acquisition.
We include the results of operations of acquired businesses in our financial statements as of the respective dates of acquisition. Accounting for business acquisitions requires us to make significant estimates and assumptions, especially at the acquisition date, with respect to tangible and intangible assets acquired, liabilities assumed and pre-acquisition contingencies. The purchase price, including estimates of the fair value of contingent consideration when applicable, is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values on the respective acquisition dates, with the excess recorded as goodwill. Critical estimates used in valuing certain acquired intangible assets include, but are not limited to, future expected cash flows (primarily from customer relationships and developed technology) and discount rates.
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
See Notes 2 and 3 to our financial statements for additional information regarding business acquisitions.
Goodwill and Indefinite-Lived Intangible Assets
We make estimates, assumptions and judgments when valuing goodwill and other intangible assets in connection with the initial purchase price allocations of business acquisitions, as well as when evaluating the recoverability of our goodwill and other intangible assets on an ongoing basis. We assess our goodwill and indefinite-lived intangible assets for impairment at least annually during the fourth quarter. We will also perform an assessment at other times if and when events or changes in circumstances indicate the carrying value of these assets may not be recoverable.
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

Our qualitative analyses during 2021, 2020 and 2019 did not indicate any impairment. As of December 31, 2021, we believe such assets are recoverable; however, there can be no assurance these assets will not be impaired in future periods. Any future impairment charges could adversely impact our results of operations.
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
We recognize DTAs to the extent we believe these assets are more-likely-than-not to be realized. In evaluating our ability to realize our DTAs, in full or in part, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, prudent and feasible tax planning strategies and recent results of operations. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we use to manage our business. Actual operating results in future years could differ from our current assumptions, judgments and estimates, which could have a material impact on the amount of DTAs we ultimately realize.
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
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts may fail to meet their contractual obligations. To mitigate such counterparty credit risk, we enter into contracts only with carefully selected financial institutions based upon ongoing evaluations of their creditworthiness. As a result, we do not believe we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of December 31, 2021.
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
Foreign Exchange Forward Contracts
A portion of our bookings, revenue and operating expenses is denominated in foreign currencies, which are subject to exchange rate fluctuations. Our most significant foreign currency exposures are the Euro, the British pound and the Canadian dollar. Our reported operating results may be impacted by fluctuations in foreign currency exchange rates. Fluctuations in exchange rates may also cause us to recognize transaction gains and losses; however, to date, such amounts have not been material. As our international operations continue to grow, our exposure to fluctuations in exchange rates will increase, which may increase the costs associated with this growth. During 2021, our total bookings growth in constant currency would have been approximately 90 basis points lower and our total revenue growth would have been approximately 60 basis points lower. Constant currency is calculated by translating bookings and revenue for each month in the current period using the foreign currency exchange rates for the corresponding month in the prior period, excluding any hedging gains or losses realized during the period.
From time-to-time, we may utilize foreign exchange forward contracts to manage the volatility of our bookings and revenue related to foreign currency transactions. These forward contracts reduce, but do not eliminate, the impact of adverse currency exchange rate fluctuations. We generally designate these forward contracts as cash flow hedges for accounting purposes. Changes in the intrinsic value of designated hedges are recorded as a component of accumulated other comprehensive income (loss) (AOCI). Gains and losses, once realized, are recorded as a component of AOCI and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. At December 31, 2021, the realized and unrealized gains (losses) included in AOCI related to designated hedges were $(6.0) million and $4.6 million, respectively.
Cross-Currency Swap Contract
In order to manage variability due to movements in foreign currency exchange rates related to a Euro-denominated intercompany loan, we entered into a five-year cross-currency swap in April 2017. The cross-currency swap, which matures on April 3, 2022, had a notional amount of €1,184.2 million at December 31, 2021 and converts the fixed rate Euro-denominated interest and principal receipts on the intercompany loan into fixed U.S. dollar interest and principal receipts. The cross-currency swap, which is designated as a cash flow hedge and recognized as an asset or liability at fair value, effectively creates a fixed-rate U.S. dollar intercompany loan from a fixed rate Euro-denominated intercompany loan, thereby reducing our exposure to fluctuations between the Euro and U.S. dollar. Changes to the fair value of the cross-currency swap due to changes in the value of the U.S. dollar relative to the Euro would be largely offset by the net change in the fair values of the underlying hedged items.
Interest Rate Risk
Interest rate risk reflects our exposure to movements in interest rates associated with our variable-rate debt. See Note 9 to our financial statements for additional information regarding our long-term debt.
Total borrowings under our 2024 Term Loans were $1,782.4 million as of December 31, 2021. These borrowings bear interest at a rate equal to, at our option, either (a) the London Interbank Offered Rate (LIBOR) plus 1.75% per annum or (b) 0.75% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%.
Total borrowings under our 2027 Term Loans were $738.8 million as of December 31, 2021. These borrowings bear interest at a rate equal to, at our option, either (a) LIBOR plus 2.00% per annum or (b) 1.0% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%.
All LIBOR-based interest rates under the Credit Facility are subject to a 0.0% floor on LIBOR.
In April 2017, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement to effectively convert a portion of the variable rate borrowings under the 2024 Term Loans to a fixed rate of 5.44%. This interest rate swap, the notional amount of which was $1,262.4 million at December 31, 2021, matures on April 3, 2022.
In August 2020, in conjunction with the issuance of the 2027 Term Loans, we entered into seven-year pay-fixed rate, receive-floating rate interest rate swap arrangements to effectively convert the variable one-month LIBOR interest rate on the 2027 Term Loans borrowings to a fixed rate of 0.705%. These interest rate swaps, which mature on August 10, 2027, had an aggregate notional amount of $738.8 million at December 31, 2021.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of GoDaddy Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of GoDaddy Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2022 expressed an unqualified opinion thereon.
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

Business Combination – Valuation of Acquired Intangible Asset
Description of the Matter
As discussed in Note 3 of the consolidated financial statements, the Company completed the acquisition of Poynt Co. in February 2021 for purchase consideration of $297.1 million. The Company accounted for this transaction as a business combination.
Auditing management's accounting for the acquisition was complex due to the significant estimation uncertainty in determining the fair value of the acquired finite-lived software and payments developed technology intangible asset totaling $37.3 million. The software and payments intangible asset was valued using an income-based approach. The fair value determination of the acquired intangible asset required management to make estimates and significant assumptions regarding the future cash flows of the intangible asset, including revenue growth rates, earnings metrics, a technological obsolescence curve, economic life, and discount rate. These significant assumptions were forward-looking and could be affected by future market and economic conditions.

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

Phoenix, Arizona
February 17, 2022

GoDaddy Inc.
Consolidated Balance Sheets
(In millions, except shares in thousands and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$1,255.7	$765.2
Accounts and other receivables	63.6	41.8
Registry deposits	40.9	31.1
Prepaid domain name registry fees	419.7	392.4
Prepaid expenses and other current assets	109.9	60.8
Total current assets	1,889.8	1,291.3
Property and equipment, net	220.0	257.3
Operating lease assets	109.2	142.0
Prepaid domain name registry fees, net of current portion	181.4	176.1
Goodwill	3,540.8	3,275.1
Intangible assets, net	1,384.7	1,255.1
Other assets	91.2	36.0
Total assets	$7,417.1	$6,432.9
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$85.2	$51.0
Accrued expenses and other current liabilities	437.3	527.6
Deferred revenue	1,890.1	1,711.3
Long-term debt	24.1	24.3
Total current liabilities	2,436.7	2,314.2
Deferred revenue, net of current portion	743.3	725.1
Long-term debt, net of current portion	3,858.2	3,090.1
Operating lease liabilities, net of current portion	142.7	166.7
Other long-term liabilities	77.7	56.6
Deferred tax liabilities	75.3	92.0
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.001 par value - 50,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value - 1,000,000 shares authorized; 166,901 and 169,157 shares issued and outstanding as of December 31, 2021 and 2020, respectively	0.2	0.2
Class B common stock, $0.001 par value - 500,000 shares authorized; 320 and 688 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Additional paid-in capital	1,594.7	1,308.8
Accumulated deficit	(1,474.6)	(1,190.9)
Accumulated other comprehensive loss	(38.6)	(131.0)
Total stockholders' equity (deficit) attributable to GoDaddy Inc.	81.7	(12.9)
Non-controlling interests	1.5	1.1
Total stockholders' equity (deficit)	83.2	(11.8)
Total liabilities and stockholders' equity (deficit)	$7,417.1	$6,432.9

See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Operations
(In millions, except shares in thousands and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Domains	$1,809.9	$1,515.1	$1,351.6
Hosting and presence	1,283.4	1,200.6	1,126.5
Business applications	722.4	601.0	510.0
Total revenue	3,815.7	3,316.7	2,988.1
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	1,372.2	1,158.6	1,026.8
Technology and development	706.3	560.4	492.6
Marketing and advertising	503.9	438.5	345.6
Customer care	306.1	316.9	348.7
General and administrative	345.8	323.8	362.1
Restructuring and other	(0.3)	43.6	—
Depreciation and amortization	199.6	202.7	209.7
Total costs and operating expenses	3,433.6	3,044.5	2,785.5
Operating income	382.1	272.2	202.6
Interest expense	(126.0)	(91.3)	(92.1)
Loss on debt extinguishment	—	—	(14.8)
Tax receivable agreements liability adjustment	—	(674.7)	8.7
Other income (expense), net	(2.5)	(1.6)	22.0
Income (loss) before income taxes	253.6	(495.4)	126.4
Benefit (provision) for income taxes	(10.8)	1.3	12.0
Net income (loss)	242.8	(494.1)	138.4
Less: net income attributable to non-controlling interests	0.5	1.0	1.4
Net income (loss) attributable to GoDaddy Inc.	$242.3	$(495.1)	$137.0
Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock:
Basic	$1.44	$(2.94)	$0.79
Diluted	$1.42	$(2.94)	$0.76
Weighted-average shares of Class A common stock outstanding:
Basic	167,906	168,636	173,431
Diluted	171,105	168,636	181,721
___________________________
(1) Costs and operating expenses include equity-based compensation expense as follows:
Cost of revenue	$0.9	$0.7	$0.4
Technology and development	110.0	90.2	70.3
Marketing and advertising	24.8	21.7	15.4
Customer care	14.1	12.0	9.3
General and administrative	58.1	66.9	51.6
Total equity-based compensation expense	$207.9	$191.5	$147.0

See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$242.8	$(494.1)	$138.4
Foreign exchange forward contracts gain (loss), net	16.3	(17.6)	(2.7)
Unrealized swap gain (loss), net(1)	30.7	9.1	0.8
Change in foreign currency translation adjustment	45.9	(44.2)	37.7
Comprehensive income (loss)	335.7	(546.8)	174.2
Less: comprehensive income attributable to non-controlling interests	—	1.1	2.2
Comprehensive income (loss) attributable to GoDaddy Inc.	$335.7	$(547.9)	$172.0

(1) Amounts are net of the income tax effects reflected below:
Unrealized swap gain (loss), net	$2.2	$2.2	$—
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	168,549	$0.2	6,254	$—	$699.8	$164.8	$(72.1)	$31.8	$824.5
Net income	—	—	—	—	—	137.0	—	1.4	138.4
Equity-based compensation, including amounts capitalized	—	—	—	—	149.2	—	—	—	149.2
Repurchases of Class A common stock	(7,125)	—	—	—	—	(458.6)	—	—	(458.6)
Stock option exercises	3,976	—	—	—	74.9	—	—	(4.2)	70.7
Issuances of Class A common stock under employee stock purchase plan	508	—	—	—	28.5	—	—	—	28.5
Exchanges of LLC units	4,764	—	(4,764)	—	9.1	—	(2.6)	(6.5)	—
Tax receivable agreements liability arising from exchanges	—	—	—	—	(9.7)	—	—	—	(9.7)
Impact of derivatives, net	—	—	—	—	—	—	(1.9)	—	(1.9)
Change in foreign currency translation adjustment	—	—	—	—	—	—	37.7	—	37.7
Vesting of restricted stock units and other	2,195	—	—	—	—	3.3	(0.8)	0.8	3.3
Adjustment to prior period non-controlling interests allocations	—	—	—	—	51.7	—	(38.5)	(13.2)	—
Balance at December 31, 2019	172,867	0.2	1,490	—	1,003.5	(153.5)	(78.2)	10.1	782.1
Net income (loss)	—	—	—	—	—	(495.1)	—	1.0	(494.1)
Equity-based compensation, including amounts capitalized	—	—	—	—	193.9	—	—	—	193.9
Repurchases of Class A common stock	(9,986)	—	—	—	—	(541.7)	—	—	(541.7)
Stock option exercises	2,613	—	—	—	79.6	—	—	(1.9)	77.7
Issuances of Class A common stock under employee stock purchase plan	493	—	—	—	29.6	—	—	—	29.6
Distributions to holders of LLC Units	—	—	—	—	—	—	—	(6.0)	(6.0)
Impact of derivatives, net	—	—	—	—	—	—	(8.5)	—	(8.5)
Change in foreign currency translation adjustment	—	—	—	—	—	—	(44.2)	—	(44.2)
Vesting of restricted stock units and other	3,170	—	(802)	—	2.2	(0.6)	(0.1)	(2.1)	(0.6)
Balance at December 31, 2020	169,157	0.2	688	—	1,308.8	(1,190.9)	(131.0)	1.1	(11.8)

GoDaddy Inc.
Consolidated Statements of Stockholders' Equity (Deficit) (continued)
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Net income	—	—	—	—	—	242.3	—	0.5	242.8
Equity-based compensation, including amounts capitalized	—	—	—	—	211.9	—	—	—	211.9
Repurchases of Class A common stock	(6,925)	—	—	—	—	(526.0)	—	—	(526.0)
Stock option exercises	1,167	—	—	—	43.4	—	—	(0.7)	42.7
Issuances of Class A common stock under employee stock purchase plan	489	—	—	—	30.7	—	—	—	30.7
Impact of derivatives, net	—	—	—	—	—	—	47.0	—	47.0
Change in foreign currency translation adjustment	—	—	—	—	—	—	45.9	—	45.9
Vesting of restricted stock units and other	3,013	—	(368)	—	(0.1)	—	(0.5)	0.6	—
Balance at December 31, 2021	166,901	$0.2	320	$—	$1,594.7	$(1,474.6)	$(38.6)	$1.5	$83.2
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net income (loss)	$242.8	$(494.1)	$138.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	199.6	202.7	209.7
Equity-based compensation	207.9	191.5	147.0
Non-cash restructuring and other charges	15.1	29.0	—
Loss on debt extinguishment	—	—	14.8
Tax receivable agreements liability adjustment	—	674.7	(8.7)
Other	20.9	32.7	32.7
Changes in operating assets and liabilities, net of amounts acquired:
Prepaid domain name registry fees	(37.8)	(17.5)	(15.1)
Accounts payable	34.2	(20.5)	13.6
Accrued expenses and other current liabilities	40.9	22.3	40.4
Deferred revenue	190.7	215.6	179.5
Other operating assets and liabilities	(85.0)	(71.8)	(28.9)
Net cash provided by operating activities	829.3	764.6	723.4
Investing activities
Purchases of short-term investments	—	—	(64.1)
Maturities of short-term investments	—	23.7	59.9
Business acquisitions, net of cash acquired	(367.7)	(424.7)	(40.3)
Purchases of intangible assets	(202.1)	(15.0)	(4.7)
Purchases of property and equipment	(51.1)	(66.5)	(87.6)
Purchases of equity investments	(40.0)	—	—
Other investing activities, net	25.3	0.2	1.5
Net cash used in investing activities	(635.6)	(482.3)	(135.3)
Financing activities
Proceeds received from:
Issuance of term loans	—	746.3	—
Issuance of Senior Notes	800.0	—	600.0
Stock option exercises	42.7	77.7	70.7
Issuance of Class A common stock under employee stock purchase plan	30.7	29.6	28.5
Payments made for:
Settlement of tax receivable agreements	(0.2)	(849.8)	—
Repurchases of Class A common stock	(526.0)	(541.7)	(458.6)
Repayment of term loans	(32.4)	(28.7)	(625.0)
Financing-related costs	(9.6)	(6.4)	(13.2)
Contingent consideration for business acquisitions	(4.7)	(0.5)	(54.8)
Other financing obligations	(2.4)	(8.2)	(4.5)
Net cash provided by (used in) financing activities	298.1	(581.7)	(456.9)
Effect of exchange rate changes on cash and cash equivalents	(1.3)	1.8	(0.8)
Net increase (decrease) in cash and cash equivalents	490.5	(297.6)	130.4
Cash and cash equivalents, beginning of period	765.2	1,062.8	932.4
Cash and cash equivalents, end of period	$1,255.7	$765.2	$1,062.8

GoDaddy Inc.
Consolidated Statements of Cash Flows (continued)
(In millions)

	Year Ended December 31,
	2021	2020	2019
Cash paid during the period for:
Interest on long-term debt, net of swap benefit	$104.2	$80.5	$80.3
Income taxes, net of refunds received	$19.1	$16.2	$6.1
Amounts included in the measurement of operating lease liabilities	$54.4	$53.0	$50.0
Supplemental disclosure of non-cash transactions
Operating lease assets obtained in exchange for operating lease obligations	$14.8	$21.0	$126.3
Acquisition date fair value of contingent consideration	$18.5	$—	$—
Accrued purchases of property and equipment at period end	$1.2	$3.0	$7.4
Landlord paid tenant improvements included in purchases of property and equipment	$0.3	$0.5	$11.2

See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Notes to Consolidated Financial Statements
(In millions, except shares in thousands and per share amounts)

1.    Organization and Background
Description of Business
We deliver simple, easy-to-use cloud-based products, outcome-driven, personalized guidance and ease and access to payment systems. Our products enable our customers to establish a digital presence, connect with their customers and manage their presence.
Organization
We are the sole managing member of Desert Newco, LLC and its subsidiaries (Desert Newco), and as a result, we consolidate its financial results and report non-controlling interests representing the economic interests held by other members. The calculation of non-controlling interests excludes any net income attributable directly to GoDaddy Inc. We owned more than 99.8% of Desert Newco's limited liability company units (LLC Units) as of December 31, 2021.
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
Use of Estimates
GAAP requires us to make estimates and assumptions affecting amounts reported in our financial statements. Our more significant estimates include:
•the relative stand-alone selling price (SSP) of the indicated performance obligations included in revenue arrangements with multiple performance obligations;
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
Segment
As of December 31, 2021, our chief operating decision maker was our Chief Executive Officer who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance for the entire company. Accordingly, we have a single operating and reportable segment.

2.    Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents includes cash on hand, other highly liquid investments with a remaining maturity of 90 days or less at the date of acquisition and receivables related to third-party payment processor transactions normally received within 72 hours. Amounts receivable for payment processor transactions totaled $24.2 million and $24.5 million at December 31, 2021 and 2020, respectively.
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
Property and equipment consisted of the following:

	Estimated Useful Lives	December 31,
		2021	2020
Computer equipment	3 years	$488.5	$464.1
Software	3-5 years	77.6	64.8
Land	Indefinite	5.9	9.0
Buildings, including improvements	5-40 years	125.4	146.6
Leasehold improvements	Lesser of useful life or remaining lease term	87.0	98.2
Other	1-20 years	21.9	27.0
Total property and equipment		806.3	809.7
Less: accumulated depreciation and amortization		(586.3)	(552.4)
Property and equipment, net		$220.0	$257.3
Depreciation and amortization expense related to property and equipment was $68.4 million, $73.4 million and $86.5 million during 2021, 2020 and 2019, respectively.
Capitalized Software Costs
We capitalize and amortize certain implementation costs related to cloud computing arrangements as well as costs incurred to develop software for internal-use during the application development phase. Costs related to the design or maintenance of internal-use software are included in technology and development expenses as incurred. We capitalized $23.9 million and $15.0 million of such costs during 2021 and 2020, respectively.

Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business acquisitions. Indefinite-lived intangible assets consist of the GoDaddy trade names and branding, our domain portfolio and certain contractual-based assets. Goodwill and indefinite-lived intangible assets are not amortized to earnings, but are assessed for impairment at least annually. As individual domains are sold, our indefinite-lived domain portfolio intangible asset is reduced by the allocated carrying cost of each domain, which is included in cost of revenue.
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
Debt Issuance Costs
We capitalize issuance costs, underwriting fees and related expenses incurred in connection with the issuance of debt instruments and amortize such costs using the interest method over the terms of the respective instruments. Debt issuance costs, other than those associated with our revolving credit loan, are reflected as a direct reduction of the carrying amount of the related debt liability. Debt issuance costs related to our revolving credit loan are reflected as an asset.
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
Equity Investments
We hold investments in privately held equity securities, which are recorded in other assets and totaled $40.0 million at December 31, 2021. These securities are recorded at cost and adjusted for observable transactions for same or similar investments of the same issuer or impairment. Investment gains and losses are recorded in other income (expense), net.
Valuations of privately held securities are inherently complex and require judgment due to the lack of readily available observable market data. A security's carrying value is not adjusted if there are no observable price changes in a same or similar security from the same issuer or if there are no identified events or changes in circumstances that may indicate impairment. In determining the estimated fair value of our investments, we utilize the most recent data available to us. We assess our investments for impairment at least quarterly using both qualitative and quantitative factors. If an investment is considered impaired, we recognize an impairment loss and establish a new carrying value for the investment. Our analysis did not indicate impairment of our investments as of December 31, 2021.
Foreign Currency
Our functional and reporting currency is the U.S. dollar. Assets denominated in foreign currencies are remeasured into United States (U.S.) dollars at period-end exchange rates. Foreign currency-based revenue and expense transactions are measured at transaction date exchange rates. Foreign currency remeasurement gains and losses are recorded in other income (expense), net and were $(10.5) million, $(12.3) million and $(7.1) million during 2021, 2020 and 2019, respectively.

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
Our products are generally sold with a right of return within our policy, which is accounted for as variable consideration when estimating the amount of revenue to recognize. Refunds are estimated at contract inception using the expected value method based on historical refund experience and updated each reporting period as additional information becomes available and only to the extent it is probable a significant reversal of any incremental revenue will not occur. Refunds result in a reduced amount of revenue recognized over the contract term of the applicable product.
Our revenue is categorized and disaggregated as reflected in our statements of operations, as follows:
Domains. Domains revenue primarily consists of domain registrations and renewals, aftermarket domain sales, domain add-ons such as domain protection and fee surcharges paid to ICANN. Consideration is recorded as deferred revenue when received, which is typically at the time of sale, and revenue, other than for aftermarket domain sales, is recognized ratably over the period in which the performance obligations are satisfied, which is generally over the contract term. Revenue from aftermarket domain sales is recognized at the time when ownership of the domain is transferred to the buyer.
Hosting and presence. Hosting and presence revenue primarily consists of website hosting products, website building products, website security products, online visibility products and commerce products. Consideration is recorded as deferred revenue when received, which is typically at the time of sale, and revenue is primarily recognized ratably over the period in which the performance obligations are satisfied, which is generally over the contract term.
Business applications. Business applications revenue primarily consists of third-party productivity applications, email accounts, email marketing tools and telephony solutions. Consideration is recorded as deferred revenue when received, which is typically at the time of sale, and revenue is primarily recognized ratably over the period in which the performance obligations are satisfied, which is generally over the contract term.
See Note 7 for additional information regarding our deferred revenue. See Note 18 for our revenue disaggregated by geography.
Performance Obligations
Our contracts with customers may include multiple performance obligations, including a combination of some or all of the following products: domain registrations, website hosting products, website building products, website security products and other cloud-based products. Judgment may be required in determining whether products contain multiple distinct performance obligations that should each be accounted for separately or as one combined performance obligation. Revenue is recognized ratably over the period in which the performance obligations are satisfied, which is generally over the contract term.
For each domain registration or renewal we provide, we have one performance obligation to our customers consisting of two promises: (1) to ensure the exclusive use of the domain during the applicable registration term and (2) to ensure the domain is accessible and appropriately directed to its underlying content. After the contract term expires, unless renewed, the customer can no longer access or use the domain. We have determined these promises are not distinct within the context of our contracts as they are highly interdependent and interrelated and are inputs to a combined benefit. Accordingly, we concluded that each domain registration or renewal represents one product offering and is a single performance obligation.

We may also offer specific arrangements, such as our Websites + Marketing solution, in which we include promises to transfer multiple performance obligations in a single product offering. For such arrangements, we allocate the transaction price to each of the underlying distinct performance obligations based on its relative SSP, as described below.
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
Principal versus Agent Considerations
We sell our products directly to customers and also through a network of resellers. In certain cases, such as for aftermarket domain sales, we act as a reseller of products provided by others. The determination of gross or net revenue recognition is reviewed on a product-by-product basis and is dependent on our determination as to whether we act as principal or agent in the transaction. Revenue associated with sales through our network of resellers, for certain aftermarket domain sales and for third-party offerings is generally recorded on a gross basis as we have determined that we control the product before transferring it to our end customers. Commissions paid to resellers are capitalized and amortized to cost of revenue consistent with the pattern of transfer of the products purchased.
Assets Recognized from Contract Costs
Fees paid to various registries at the inception of a domain registration or renewal represent costs to fulfill a contract. We capitalize and amortize these prepaid domain name registry fees to cost of revenue consistent with the pattern of transfer of the product to which the asset relates. Amortization expense of such asset was $675.1 million, $644.6 million and $614.7 million during 2021, 2020 and 2019, respectively.
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
Advertising costs are expensed either as incurred, at the time a commercial initially airs or when a promotion first appears in the media. Advertising expenses were $378.3 million, $329.6 million and $260.0 million during 2021, 2020 and 2019, respectively.

Customer Care
Customer care expenses represent the costs to guide and service our customers, primarily consisting of personnel costs.
General and Administrative
General and administrative expenses primarily consist of personnel costs for our administrative functions, professional service fees, office rent and facilities expenses for all locations, acquisition-related expenses and other general costs.
Equity-Based Compensation
We have granted stock options at exercise prices equal to the fair market value of our Class A common stock on the grant date. We have granted both stock options and restricted stock units (RSUs) vesting solely upon the continued service of the recipient as well as performance-based awards (PSUs) with vesting based on either (i) our achievement of specified financial targets or (ii) our relative total stockholder return (TSR) as compared to a selected index of public Internet companies. We recognize the accounting grant date fair value of equity-based awards as compensation expense over the required service period of each award, taking into account the probability of our achievement of associated performance targets.
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
On the settlement date of each three-year performance period associated with our TSR-based PSU grants, and only if a participant remains a Service Provider (as defined in the 2015 Equity Incentive Plan) on such date, a participant will receive shares of our Class A common stock ranging from 0% to 200% of the originally granted PSUs based on our relative TSR as compared to the companies within the selected index. Vesting of the PSUs is subject to the TSR market condition as well as approval of the performance by our board of directors (the Board) following the end of each performance period.
Equity-based awards are accounted for using the fair value method. RSUs and financial-based PSUs are measured based on the fair market value of the underlying common stock on their respective accounting grant dates. Grant date fair values for stock options are determined using the Black-Scholes option pricing model and a single option award approach. The accounting grant date for financial-based PSUs is the date on which the applicable performance criteria are approved by our Board. The fair value of shares issued under our employee stock purchase plan is estimated on the first day of each offering period using the Black-Scholes option pricing model.
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

The fair value of stock options granted was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020	2019
Expected term (in years)	n/a	6.0	6.1
Expected volatility	n/a	32.3%	31.2%
Risk-free interest rate	n/a	0.9%	2.2%
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
We recognize DTAs to the extent we believe these assets are more-likely-than-not to be realized. In evaluating our ability to realize our DTAs, in full or in part, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, prudent and feasible tax planning strategies and recent results of operations.
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
We hold certain assets required to be measured at fair value on a recurring basis. These include time deposits and money market funds, which we classify within Level 1 because we use quoted market prices to determine their fair value. Level 2 assets and liabilities include derivative financial instruments associated with hedging activity, as further discussed in Note 10. Derivative financial instruments are measured at fair value on the contract date and are subsequently remeasured each reporting period using inputs such as spot rates, discount rates and forward rates. There are not active markets for the hedge contracts themselves; however, the inputs used to calculate the fair value of the instruments are tied to active markets.

The following tables set forth our material assets and liabilities measured and recorded at fair value on a recurring basis:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Time deposits and money market funds	$178.1	$—	$—	$178.1
Derivative assets	—	30.3	—	30.3
Total assets	$178.1	$30.3	$—	$208.4
Liabilities:
Derivative liabilities	$—	$89.5	$—	$89.5
Total liabilities	$—	$89.5	$—	$89.5

	December 31, 2020
Assets:	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Money market funds	$98.0	$—	$—	$98.0
Total assets	$98.0	$—	$—	$98.0
Liabilities:
Derivative liabilities	$—	$216.4	$—	$216.4
Total liabilities	$—	$216.4	$—	$216.4
We have no other material assets or liabilities measured at fair value on a recurring basis.
Acquisitions
We determine whether substantially all of the fair value of assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the single asset or group of assets, as applicable, is accounted for as an asset acquisition.
We include the results of operations of acquired businesses as of the respective acquisition dates. Purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values, with the excess recorded as goodwill. If applicable, we estimate the fair value of contingent consideration payments in determining the purchase price. Measurement period adjustments to provisional purchase price allocations are recognized in the period in which they are determined, with the effect on earnings of changes in depreciation, amortization or other income resulting from such changes calculated as if the accounting had been completed at the acquisition date. Contingent consideration is adjusted to fair value in subsequent periods as an increase or decrease in general and administrative expenses. Acquisition-related costs are charged to general and administrative expense as incurred.
Concentrations of Risks
Our financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents. Although we deposit cash with multiple banks, these deposits, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. These deposits may generally be redeemed upon demand and bear minimal risk.
No single customer represented over 10% of our total revenue for any period presented.
In order to reduce the risk of downtime of the products we provide, we have established data centers in various geographic regions. We have internal procedures to restore products in the event of a service disruption or disaster at any of our data center facilities. We serve our customers and users from data center facilities operated either by us or third parties, which are most significantly located in Arizona, Virginia, France, the Netherlands and Singapore. Even with these procedures for disaster recovery in place, the availability of our products could be significantly interrupted during the implementation of restoration procedures.
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
In October 2021, the FASB issued final guidance changing the measurement of acquired liabilities from contracts with customers in a business combination. The new guidance requires the recognition of contract liabilities at amounts generally consistent with those recorded by the acquiree immediately before the acquisition date. Under existing guidance, contract liabilities are measured at fair value, which generally results in a reduction to acquired contract liabilities and therefore lower revenue recognized during the post-acquisition period. We have elected to early adopt the new guidance as of January 1, 2022, which we will apply to future business acquisitions.
3.    Business Acquisitions
2021 Acquisitions
In February 2021, we completed the acquisition of Poynt Co. (now known as GoDaddy Payments) for $297.1 million in cash consideration to expand our commerce capabilities. GoDaddy Payments offers a suite of products allowing small businesses to sell and accept payments anywhere, including point-of-sale systems, payments, invoicing and transaction management. At closing, we also paid an additional $29.4 million in cash that was recorded as compensation expense during the three months ended March 31, 2021. The acquisition agreements also call for $45.0 million in additional compensatory cash payments subject to certain performance and employment conditions over the three year period following the closing date.
During 2021, we completed two other acquisitions for aggregate purchase consideration of $65.7 million in cash paid at closing and additional contingent earn-out payments of up to $18.5 million subject to the achievement of certain operational and financial milestones over the two year periods following the respective closing dates.
The aggregate purchase price of these three acquisitions was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of each acquisition date, with the excess recorded to goodwill. The recognition of goodwill, none of which is deductible for income tax purposes, was made based on strategic benefits we expect to realize from the acquisitions. During the measurement periods, which will not exceed one year from each closing, we will continue to obtain information, primarily related to income taxes, to assist us in finalizing the acquisition date fair values. Any qualifying changes to our preliminary estimates will be recorded as adjustments to the respective assets and liabilities, with any residual amounts allocated to goodwill.
The following table summarizes the estimated acquisition date fair values of the aggregate assets acquired and liabilities assumed:

Total purchase consideration	$381.3
Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	4.2
Indefinite-lived intangibles assets	1.3
Finite-lived intangible assets	66.0
Other assets and liabilities, net	(0.5)
Total assets acquired, net of liabilities assumed	71.0
Goodwill	$310.3

The identified finite-lived intangible assets, which were valued using either an income or cost-based approach, primarily consist of developed technology and customer relationships, and have a total weighted-average amortization period of 4.1 years.
Pro forma financial information is not presented because these acquisitions were not material to our financial statements, either individually or in the aggregate.
2020 Acquisitions
In August 2020, we completed the acquisition of the registry operations of Neustar Inc. for total purchase consideration consisting of $217.2 million in cash, of which $1.3 million was paid in 2021, and the settlement of $19.4 million in pre-existing contractual relationships related to prepaid domain name registry fees. This acquisition was completed to expand our domains offerings and capabilities on an established registry technology platform.
During 2020, we completed three other acquisitions for aggregate purchase consideration of $219.2 million in cash, of which $10.2 million is payable in future periods upon expiration of the respective contractual holdback periods. We paid $7.2 million of these holdbacks in 2021.
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
The following table summarizes the final estimated acquisition date fair values of the aggregate assets acquired and liabilities assumed:

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
Other Acquisition-Related Payments
During 2021, 2020 and 2019, we made $17.4 million, $6.8 million and $88.0 million of aggregate holdback and contingent consideration payments related to business acquisitions, respectively.

4.    Goodwill and Intangible Assets
The following table summarizes changes in our goodwill balance:

Balance at December 31, 2019	$2,976.5
Goodwill related to 2020 acquisitions	237.3
Impact of foreign currency translation	61.3
Balance at December 31, 2020	3,275.1
Goodwill related to 2021 acquisitions(1)	311.6
Impact of foreign currency translation	(44.5)
Other	(1.4)
Balance at December 31, 2021	$3,540.8
_________________________________
(1)Includes immaterial measurement period adjustments related to acquisitions completed in 2020.
Intangible assets, net are summarized as follows:

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	246.8	n/a	246.8
Contractual-based assets	253.8	n/a	253.8
Finite-lived intangible assets:
Customer-related	535.1	$(279.3)	255.8
Developed technology	243.5	(133.1)	110.4
Trade names and other	118.4	(45.5)	72.9
	$1,842.6	$(457.9)	$1,384.7

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	250.3	n/a	250.3
Contractual-based assets	67.0	n/a	67.0
Finite-lived intangible assets:
Customer-related	857.0	$(534.7)	322.3
Developed technology	188.1	(90.7)	97.4
Trade names and other	106.9	(33.8)	73.1
	$1,914.3	$(659.2)	$1,255.1
During 2021, we purchased intangible assets for a total of $200.1 million in cash. One of these purchases also includes a variable earn-out payment of up to $12.0 million based on the achievement of specified future performance conditions. The variable earn-out will be recognized only if the future performance conditions are achieved. These purchases primarily consisted of a number of top-level domains (TLDs), of which $186.8 million were recorded as indefinite-lived contractual-based intangible assets.

In December 2020, we completed the purchase of a domain portfolio for $17.0 million in cash, of which $2.0 million was paid in 2021.
Amortization expense was $127.9 million, $127.1 million and $119.5 million during 2021, 2020 and 2019, respectively. As of December 31, 2021, the weighted-average remaining amortization period for amortizable intangible assets was 49 months for customer-related intangible assets, 36 months for developed technology and 65 months for trade names and other, and was 48 months in total.
Based on the balance of finite-lived intangible assets at December 31, 2021, expected future amortization expense is as follows:

Year Ending December 31:
2022	$132.0
2023	105.4
2024	86.5
2025	80.7
2026	26.7
Thereafter	7.9
$439.2
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
Share Repurchases
Our Board authorized us to purchase up to $2,275.0 million of our Class A common stock from time to time in open market purchases, block transactions and privately negotiated transactions, in accordance with applicable federal securities laws. This authorization has no time limits, does not obligate us to make any repurchases and may be modified, suspended or terminated by us at any time without prior notice. The amount and timing of repurchases are subject to a variety of factors including liquidity, share price, market conditions and legal requirements. Repurchased shares are immediately retired and returned to an unissued status. We have elected to record the excess of the repurchase price over par value as a charge to retained earnings (accumulated deficit). As of December 31, 2021, we had $749.2 million of remaining authorization available for repurchases.
In August 2021, we entered into an accelerated share repurchase agreement (ASR) to repurchase shares of our Class A common stock in exchange for an up-front payment of $250.0 million. The total number of shares ultimately delivered under the ASR, and therefore the average repurchase price paid per share, was determined based on the volume weighted-average price of our stock during the purchase period. The shares received were retired at the time of delivery and the up-front payment was accounted for as a reduction in retained earnings. The ASR is a forward contract indexed to our Class A common stock and met all of the applicable criteria for equity classification; therefore, it was not accounted for as a derivative instrument. The ASR was completed during 2021 and we repurchased a total of 3,425 shares of our Class A common stock at an average price of $72.99 per share under this arrangement. Expenses incurred in connection with the ASR were recorded as a charge to retained earnings.

In addition to the ASR discussed above, we also made the following open market repurchases of our Class A common stock:

Year Ended December 31,	Number of Shares Repurchased	Aggregate Purchase Price(1)
2021	3,500	$275.9
2020	9,986	$541.7
2019	7,125	$458.6
_________________________________
(1) The aggregate purchase price includes commissions paid in connection with the repurchases.
In January 2022, our Board approved the repurchase of up to an additional $2,251.0 million of our Class A common stock. Such approval was in addition to the amount remaining available for repurchases under prior Board approvals, such that we have authority to repurchase up to $3,000.0 million of shares of our Class A common stock. Under this authority, in February 2022, we entered into a new ASR to repurchase shares of our Class A common stock in exchange for an up-front payment of $750.0 million. The counterparties to this ASR initially delivered 6,532 shares, which were immediately retired. The total number of shares ultimately delivered under this ASR, and therefore the average repurchase price paid per share, will be determined based on the volume weighted-average price of our stock during the purchase period.
6.    Equity-Based Compensation Plans
Equity Plans
On March 31, 2015, we adopted the 2015 Equity Incentive Plan (the 2015 Plan). On January 1, 2021, an additional 6,794 shares of our Class A common stock were reserved for issuance under the automatic increase provisions of the 2015 Plan, and as of December 31, 2021, 31,117 shares were available for issuance as future awards under the plan.
On March 31, 2015, we adopted the 2015 Employee Stock Purchase Plan (the ESPP). On January 1, 2021, an additional 1,000 shares of our Class A common stock were reserved for issuance under the automatic increase provisions of the ESPP, and as of December 31, 2021, 4,592 shares were available for issuance under the plan.
Equity Plan Activity
The following table summarizes stock option activity:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Grant- Date Fair Value ($)	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2018	9,527		25.77
Granted	1,401	24.91	71.74
Exercised	(3,976)		17.78		213.8
Forfeited	(648)		54.43
Outstanding at December 31, 2019	6,304		38.08
Granted	154	22.33	68.05
Exercised	(2,613)		29.71		121.0
Forfeited	(417)		62.82
Outstanding at December 31, 2020	3,428		42.79
Exercised	(1,168)		36.72		51.0
Forfeited	(261)		68.77
Outstanding at December 31, 2021	1,999		42.94	5.1	83.8
Vested at December 31, 2021	1,730		38.90	4.8	79.5

The following table summarizes stock award activity:

Number of Shares of Class A Common Stock (#)
Outstanding at December 31, 2018	5,356
Granted: RSUs	2,607
Granted: Financial-based PSUs	450
Vested	(2,187)
Forfeited	(986)
Outstanding at December 31, 2019(1)	5,240
Granted: RSUs	3,743
Granted: TSR-based PSUs	414
Vested	(2,368)
Forfeited	(896)
Outstanding at December 31, 2020(1)	6,133
Granted: RSUs	4,332
Granted: TSR-based PSUs	426
Vested	(2,645)
Forfeited	(1,480)
Outstanding at December 31, 2021(1)	6,766
_________________________________
(1)Includes financial-based PSUs for which performance targets have not yet been established, and which are not yet considered granted for accounting purposes. The balance of outstanding awards is comprised of the following:

	Number of Shares of Class A Common Stock (#)	Weighted Average Fair Value Per Share ($)
RSUs	4,247	65.12
Financial-based PSUs granted for accounting purposes	401	73.28
Financial-based PSUs not yet granted for accounting purposes	592	n/a
Outstanding at December 31, 2019	5,240

RSUs	5,356	70.54
TSR-based PSUs	349	106.14
Financial-based PSUs granted for accounting purposes	223	66.97
Financial-based PSUs not yet granted for accounting purposes	205	n/a
Outstanding at December 31, 2020	6,133

RSUs	6,058	77.37
TSR-based PSUs	558	107.05
Financial-based PSUs granted for accounting purposes	75	78.62
Financial-based PSUs not yet granted for accounting purposes	75	n/a
Outstanding at December 31, 2021	6,766
At December 31, 2021, total unrecognized compensation expense related to non-vested options and awards was $5.3 million and $352.1 million, respectively, with expected remaining weighted-average recognition periods of approximately 1.4 years and 2.4 years, respectively. Such amounts exclude PSUs not yet considered granted for accounting purposes.

7.    Deferred Revenue
Deferred revenue consisted of the following:

	December 31,
	2021	2020
Current:
Domains	$897.1	$810.7
Hosting and presence	607.3	574.8
Business applications	385.7	325.8
	$1,890.1	$1,711.3
Noncurrent:
Domains	$426.1	$410.4
Hosting and presence	213.4	218.1
Business applications	103.8	96.6
	$743.3	$725.1
The increase in the deferred revenue balance is primarily driven by payments received in advance of satisfying our performance obligations, offset by $1,878.5 million of revenue recognized during 2021 that was included in the deferred revenue balance as of December 31, 2020. The deferred revenue balance as of December 31, 2021 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied, and is expected to be recognized as revenue as follows:

	2022	2023	2024	2025	2026	Thereafter	Total
Domains	$897.1	$226.1	$85.5	$48.3	$28.1	$38.1	$1,323.2
Hosting and presence	607.3	135.2	41.3	15.5	6.5	14.9	820.7
Business applications	385.7	76.9	21.2	3.1	1.2	1.4	489.5
	$1,890.1	$438.2	$148.0	$66.9	$35.8	$54.4	$2,633.4

8.    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2021	2020
Accrued payroll and employee benefits	$124.2	$114.8
Derivative liabilities	89.5	216.4
Current portion of operating lease liabilities	36.9	41.5
Tax-related accruals	35.6	38.6
Accrued acquisition-related expenses and acquisition consideration payable	24.5	9.4
Accrued legal and professional	23.2	24.4
Accrued marketing and advertising	22.9	29.9
Other	80.5	52.6
	$437.3	$527.6

9.    Long-Term Debt
Long-term debt consisted of the following:

		December 31,
	Maturity Date	2021	2020
2024 Term Loans (effective interest rate of 2.3% at December 31, 2021 and 2.8% at December 31, 2020)	February 15, 2024	$1,782.4	$1,807.4
2027 Term Loans (effective interest rate of 2.4% at December 31, 2021 and 3.0% at December 31, 2020)	August 10, 2027	738.8	746.2
2027 Senior Notes (effective interest rate of 5.4% at December 31, 2021 and December 31, 2020)	December 1, 2027	600.0	600.0
2029 Senior Notes (effective interest rate of 3.6% at December 31, 2021)	March 1, 2029	800.0	—
Revolver	February 15, 2024	—	—
Total		3,921.2	3,153.6
Less: unamortized original issue discount and debt issuance costs(1)		(38.9)	(39.2)
Less: current portion of long-term debt		(24.1)	(24.3)
		$3,858.2	$3,090.1
_________________________________
(1) Original issue discount and debt issuance costs are amortized to interest expense over the life of the related debt instruments using the interest method.
Credit Facility
Our secured credit agreement (the Credit Facility) includes our previously-issued term loans (the 2024 Term Loans), a new tranche of term loans issued in August 2020 (the 2027 Term Loans) and a revolving credit facility (the Revolver). A portion of the term loans is hedged by interest rate swap agreements, as discussed in Note 10.
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
•with respect to the Revolver, we are required to maintain certain financial ratios when its usage exceeds 20.0% of the maximum capacity; and
•subject to certain exceptions and exclusions, all obligations are unconditionally guaranteed by all of our wholly-owned, material domestic subsidiaries and are secured by substantially all of our and such subsidiaries real and personal property.
At December 31, 2021, we had $600.0 million available for borrowing under the Revolver and were not in violation of any covenants of the Credit Facility.
Senior Notes
In June 2019, we issued the 2027 Senior Notes in an aggregate principal amount of $600.0 million in a private placement offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2027 Senior Notes were issued at par and bear interest at 5.25% per annum, with interest payable semiannually on June 1 and December 1. The aggregate principal amount outstanding is payable at maturity, subject to earlier repurchase or optional redemption as described below.
The 2027 Senior Notes are redeemable at our option, in whole or in part, at any time prior to June 1, 2022 at a redemption price equal to 100.0% of the principal amount, plus accrued and unpaid interest, plus an applicable premium equal to the greater of 1.0% and the remaining scheduled payments of interest discounted to a present value amount. In the event of an equity offering prior to June 1, 2022, the 2027 Senior Notes may be partially redeemed with the net cash proceeds of such offering at our option at an amount equal to 105.25% of the principal amount, plus accrued and unpaid interest. On and after June 1, 2022, we may redeem the 2027 Senior Notes, in whole or in part, at an amount equal to 102.625% of the principal amount, decreasing to 101.75% at June 1, 2023, 100.875% at June 1, 2024 and 100.0% at June 1, 2025, plus accrued and unpaid interest. Upon the occurrence of a change of control, we are required to offer to repurchase the 2027 Senior Notes from the holders at a price equal to 101.0% of the principal amount, plus accrued and unpaid interest.
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
The 2029 Senior Notes are redeemable at our option, in whole or in part, any time prior to March 1, 2024 at a redemption price equal to 100.0% of the principal amount, plus accrued and unpaid interest, plus an applicable premium equal to the greater of 1.0% or the remaining scheduled payments of interest discounted to a present value amount. In the event of an equity offering prior to March 1, 2024, the 2029 Senior Notes may be partially redeemed with the net cash proceeds of such offering at our option at an amount equal to 103.5% of the principal amount, plus accrued and unpaid interest. On and after March 1, 2024, we may redeem the 2029 Senior Notes, in whole or in part, at an amount equal to 101.75% of the principal amount, decreasing to 100.875% at March 1, 2025 and 100.0% at March 1, 2026, plus accrued and unpaid interest. Upon the occurrence of a change of control, we are required to offer to repurchase the Senior Notes from the holders at a price equal to 101.0% of the principal amount, plus accrued and unpaid interest.

Significant terms of the 2027 Senior Notes and 2029 Senior Notes are as follows:
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
At December 31, 2021, we were not in violation of any covenants of the 2027 Senior Notes or the 2029 Senior Notes.
Fair Value
The estimated fair values of our long-term debt instruments are based on observable market prices for these loans, which are traded in less active markets and therefore classified as Level 2 fair value measurements, and were as follows as of December 31, 2021:

2024 Term Loans	$1,773.5
2027 Term Loans	$734.2
2027 Senior Notes	$621.8
2029 Senior Notes	$794.8
Future Debt Maturities
Aggregate principal payments, exclusive of any unamortized original issue discount and debt issuance costs, due on long-term debt as of December 31, 2021 are as follows:

Year Ending December 31:
2022	$32.5
2023	32.5
2024	1,740.0
2025	7.5
2026	7.5
Thereafter	2,101.2
$3,921.2

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

The following table summarizes our outstanding derivative instruments on a gross basis:

	Notional Amount		Fair Value of Derivative Assets(2)		Fair Value of Derivative Liabilities(2)
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Derivative Instrument:
Level 2:
Foreign exchange forward contracts	$360.3	$276.2	$5.6	$—	$1.0	$15.8
Cross-currency swap(1)	1,346.8	1,461.9	—	—	80.9	167.2
Interest rate swaps	2,001.2	2,022.0	24.7	2.0	7.6	33.4
Total hedges	$3,708.3	$3,760.1	$30.3	$2.0	$89.5	$216.4
_________________________________
(1) The notional values of the cross-currency swap have been translated from Euros to U.S. dollars at the foreign currency rates in effect at December 31, 2021 and 2020 of approximately 1.14 and 1.22, respectively.
(2) In our balance sheets, all derivative assets are recorded within prepaid expenses and other current assets and all derivative liabilities are recorded within accrued expenses and other current liabilities.
The following table summarizes the effect of our designated cash flow hedging derivative instruments on AOCI:

	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss)
	Year Ended December 31,
	2021	2020	2019
Derivative Instrument:
Foreign exchange forward contracts(1)	$16.3	$(17.6)	$(2.7)
Cross-currency swap	(15.5)	16.2	25.8
Interest rate swaps	48.4	(4.9)	(25.0)
Total hedges	$49.2	$(6.3)	$(1.9)
_________________________________
(1) Amounts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.
The following table summarizes the locations and amounts of gains (losses) recognized within earnings related to our cash flow hedging relationships:

	Year Ended December 31,
	2021			2020			2019
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Foreign exchange forward contracts:
Reclassified from AOCI into income	$(8.9)	$—	$—	$2.7	$—	$—	$3.2	$—	$—
Cross-currency swap:
Reclassified from AOCI into income (1)	—	27.3	100.6	—	28.9	(120.4)	—	30.1	28.1
Interest rate swaps:
Reclassified from AOCI into income	—	(35.0)	—	—	(25.6)	—	—	(2.6)	—
Total hedges	$(8.9)	$(7.7)	$100.6	$2.7	$3.3	$(120.4)	$3.2	$27.5	$28.1
_________________________________
(1) The amounts reflected in other income (expense), net include $(101.8) million, $119.3 million and $(28.7) million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by the cross-currency swap during 2021, 2020 and 2019, respectively.

As of December 31, 2021, we estimate that $9.3 million of net deferred losses related to our cash flow hedges will be recognized in earnings over the next 12 months. No amounts were excluded from our effectiveness testing during any of the periods presented.
Risk Management Strategies
Foreign Exchange Forward Contracts
From time-to-time, we may enter into foreign exchange forward contracts with financial institutions to hedge certain forecasted sales transactions denominated in foreign currency. We designate these forward contracts as cash flow hedges, which are recognized as either assets or liabilities at fair value. At December 31, 2021, all such contracts had maturities of 18 months or less.
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
Interest Rate Swap Contracts
In April 2017, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement to effectively convert a portion of the variable-rate borrowings under the 2024 Term Loans to a fixed rate of 5.44%. This arrangement, which matures on April 3, 2022, had an amortizing notional amount of $1,325.4 million at inception.
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
11.     Leases
Our operating leases primarily consist of office and data center space expiring at various dates through November 2036. Certain leases include options to renew or terminate at our discretion. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of December 31, 2021, operating leases have a remaining weighted average lease term of 7.4 years and our operating lease liabilities were measured using a weighted average discount rate of 5.0%.

The components of operating lease expense were as follows:

	Year Ended December 31,
	2021	2020	2019
Operating lease costs	$48.2	$53.2	$55.6
Variable lease costs	10.4	9.2	8.8
Sublease income	(4.3)	(3.0)	(3.0)
Net lease costs	$54.3	$59.4	$61.4
We recognized impairment charges related to certain operating lease assets during 2021 and 2020, as discussed in Note 13.
Maturities of operating lease liabilities as of December 31, 2021 were as follows:

Year Ending December 31:
2022	$45.0
2023	30.1
2024	27.7
2025	24.3
2026	21.5
Thereafter	67.3
Total lease payments	215.9
Less: imputed interest	(36.3)
$179.6

12.    Commitments and Contingencies
Service Agreements
We have entered into long-term agreements with certain vendors to provide for software and equipment maintenance, specified levels of bandwidth and other services. Under these arrangements, we are required to make periodic payments. Future minimum obligations under these non-cancelable agreements with initial terms in excess of one year at December 31, 2021 are as follows:

Year Ending December 31:
2022	$121.8
2023	76.2
2024	29.4
2025	3.6
2026	0.1
Thereafter	0.1
$231.2
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
On January 19, 2021, a single objector to the settlement filed a notice of appeal to the 11th Circuit Court of Appeals, which remains pending as of the date of this filing. We made no changes to our estimated loss provision for this settlement during 2021. The timing of any settlement payments is pending resolution of the appeal.
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
Indemnifications
In the normal course of business, we have made indemnities under which we may be required to make payments in relation to certain transactions, including to our directors and officers to the maximum extent permitted under applicable state laws and indemnifications related to certain lease agreements. In addition, certain advertiser and reseller partner agreements contain indemnification provisions, which are generally consistent with those prevalent in the industry. We have not incurred material obligations under indemnification provisions historically, and do not expect to incur material obligations in the future. Accordingly, we have not recorded any liabilities related to such indemnities as of December 31, 2021 and 2020.

We include service level commitments to our customers guaranteeing certain levels of uptime reliability and performance for our hosting and premium DNS products. These guarantees permit those customers to receive credits in the event we fail to meet those levels, with exceptions for certain service interruptions including but not limited to periodic maintenance. We have not incurred any material costs as a result of such commitments during any of the periods presented, and have not recorded any liabilities related to such obligations as of December 31, 2021 and 2020.
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
As of December 31, 2021 and 2020, our accrual for estimated indirect tax liabilities was $8.2 million and $10.1 million, respectively, reflecting our best estimate of the probable liability based on an analysis of our business activities, revenues subject to indirect taxes and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation or settlements could be materially different than the amounts established for indirect tax contingencies.
13.    Restructuring and Other
In June 2020, we announced a restructuring plan related to our outbound sales and operations and recorded $43.6 million of pre-tax restructuring charges during 2020. The aggregate charges included: (i) $14.6 million in severance and related benefits to be paid to, or on behalf of, the impacted employees, as well as professional fees incurred in connection with the restructuring; (ii) a $27.9 million impairment of operating lease assets associated with the closure of our leased offices in Austin, Texas; and (iii) $1.1 million of accelerated depreciation and operating lease assets amortization related to the office closures. Cash payments of $14.4 million related to the restructuring were made during 2020.
Restructuring and other during 2021 includes (i) the $15.4 million gain on sale of the land and buildings of our former corporate headquarters and (ii) a $15.1 million charge due to the impairment of certain operating lease assets and related leasehold improvements associated with the decision to close one of our leased offices.
14.     Defined Contribution Plan
We maintain defined contribution 401(k) plans covering eligible U.S. employees, who may contribute up to 100% of their compensation, subject to limitations established by the Internal Revenue Code. We match employee contributions on a discretionary basis. Expense for our matching contributions was $15.0 million, $14.5 million and $14.6 million during 2021, 2020 and 2019, respectively.
We maintain defined contribution benefit plans covering eligible foreign employees. Expense related to such plans was not material in any period presented.
15.    Income Taxes
Overview
We are subject to U.S. federal, state and foreign income taxes with respect to our allocable share of any taxable income or loss of Desert Newco, as well as any stand-alone income or loss we generate. Desert Newco is treated as a partnership for U.S. income tax purposes, and for most applicable state and local income tax purposes, and generally does not pay income taxes in most jurisdictions. Instead, Desert Newco's taxable income or loss is passed through to its members, including us. Despite its partnership treatment, Desert Newco is liable for income taxes in certain foreign jurisdictions in which it operates, in those states not recognizing its pass-through status and for certain of its subsidiaries not taxed as pass-through entities. We have acquired the outstanding stock of various domestic and foreign entities taxed as corporations, which are now wholly-owned by us or our subsidiaries. Where required or allowed, these subsidiaries also file and pay tax as a consolidated group for U.S. federal and state income tax purposes and internationally, primarily within the United Kingdom (UK), Germany and India. We anticipate this structure to remain in existence for the foreseeable future.
Benefit (Provision) for Income Taxes
Our benefit (provision) for income taxes includes U.S. federal, state and foreign income taxes. The domestic and foreign components of our income (loss) before income taxes were as follows:

	Year Ended December 31,
	2021	2020	2019
U.S.	$310.3	$(423.4)	$176.4
Foreign	(56.7)	(72.0)	(50.0)
Income (loss) before income taxes	$253.6	$(495.4)	$126.4
Our benefit (provision) for income taxes was as follows:

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$(2.1)	$(3.4)	$(0.7)
State	(2.9)	(1.1)	(0.6)
Foreign	(22.6)	(19.3)	(7.8)
	(27.6)	(23.8)	(9.1)
Deferred:
Federal	2.3	2.9	4.4
State	0.2	1.5	0.4
Foreign	14.3	20.7	16.3
	16.8	25.1	21.1
Benefit (provision) for income taxes	$(10.8)	$1.3	$12.0
A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate was as follows:

	Year Ended December 31,
	2021	2020	2019
Expected benefit (provision) at U.S. federal statutory tax rate	$(53.3)	$104.0	$(26.5)
Effect of investment in Desert Newco	(50.4)	10.4	7.1
Research and development credits	21.9	75.0	—
TRA liability adjustment	—	(5.3)	1.7
Foreign earnings	(0.9)	(5.4)	2.1
Effect of changes in tax rates	(3.6)	—	—
Uncertain tax positions	(10.7)	(5.6)	—
State taxes, net of federal benefit	(31.5)	44.9	(1.2)
Other	3.8	0.9	(4.3)
Effect of changes in valuation allowances	113.9	(217.6)	33.1
Benefit (provision) for income taxes	$(10.8)	$1.3	$12.0

Deferred Taxes
The components of our deferred taxes were as follows:

	December 31,
	2021	2020

DTAs:
Investment in Desert Newco	$900.8	$1,099.5
NOLs	599.7	558.1
Credit and incentives	101.4	77.1
Deferred interest	40.0	26.4
Operating lease liabilities	19.4	22.7
Other	6.1	4.7
Valuation allowance	(1,644.6)	(1,761.0)
Total DTAs	22.8	27.5
DTLs:
Identified intangible assets	(83.7)	(101.8)
Operating lease assets	(9.1)	(12.5)
Total DTLs	(92.8)	(114.3)
Net DTLs	$(70.0)	$(86.8)
On March 11, 2021, the U.S. federal government enacted the American Rescue Plan Act of 2021, which did not have a material impact on our provision for income taxes.
On June 10, 2021, the UK enacted legislation increasing its corporate income tax rate to 25%, beginning in April 2023, which did not have a material impact on our provision for income taxes.
In determining the need for a valuation allowance, we prepare quarterly estimates using historical and forecasted future operating results, based upon approved business plans, including a review of the eligible carryforward periods and tax planning strategies. Based primarily on the negative evidence outweighing the positive evidence as of December 31, 2021, including our three year cumulative, consolidated GAAP loss, our historical tax losses and the difficulty in forecasting excess tax benefits related to equity-based compensation, we believe there is uncertainty as to when we will be able to utilize certain of our net operating losses (NOLs), credit carryforwards and other DTAs. Therefore, we have recorded a valuation allowance against the DTAs for which we have concluded it is more-likely-than-not they will not be realized.
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
As of December 31, 2021, we had U.S. federal, state and foreign gross NOLs, credits and incentives, a portion of which will begin to expire in 2030, as follows:

	Gross NOLs, Credits and Incentives	Portion Subject to a Valuation Allowance
Federal	$2,375.9	2,369.1
State	2,788.3	2,788.2
Foreign	42.5	35.9
	$5,206.7	$5,193.2

As of December 31, 2021, we have provided income taxes on the earnings of foreign subsidiaries, except to the extent such earnings are considered indefinitely reinvested. We have determined the amount of unrecognized DTL related to these temporary differences to be immaterial.
Uncertain Tax Positions
Our liability for unrecognized tax benefits was as follows:

	December 31,
	2021	2020
		(revised)(1)
Balance at beginning of period	$51.8	$8.4
Gross increases - tax positions in prior period	41.0	22.7
Gross increases - tax positions in current period	21.5	12.6
Current year acquisitions	6.4	8.1
Balance at end of period	$120.7	$51.8
_________________________________
(1) The amounts for 2020 were revised to exclude interest and penalties, which are required to be excluded from the liability for unrecognized tax benefits.
The total amount of gross unrecognized tax benefits was $120.7 million as of December 31, 2021, of which $30.5 million, if fully recognized, would decrease our effective tax rate.
We recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. Other long-term liabilities includes accrued interest and penalties related to unrecognized tax benefits of $19.0 million and $14.9 million as of December 31, 2021 and 2020, respectively. We do not expect a significant decrease in our liability for unrecognized tax benefits in the next 12 months.
We have filed all income tax returns for years through 2020, other than for Germany and the Netherlands. These returns are subject to examination by the taxing authorities in the respective jurisdictions, generally for three or four years after they were filed. Although we believe the amounts reflected in our tax returns substantially comply with applicable U.S. federal, state and foreign tax regulations, the respective taxing authorities may take contrary positions based on their interpretation of the law. A tax position successfully challenged by a taxing authority could result in an adjustment to our benefit for income taxes in the period in which a final determination is made.
16.    Payable Pursuant to the TRAs
Concurrent with the completion of our initial public offering (IPO), we became a party to five TRAs with our pre-IPO owners. Under the TRAs, we were generally required to pay to such owners approximately 85% of the amount of calculated tax savings, if any, we were deemed to realize based on the relevant tax benefits allocated to us as a result of our acquisition of their LLC Units in the pre-IPO organizational transactions or from subsequent exchanges of their LLC Units (together with the corresponding shares of Class B common stock) for shares of our Class A common stock.
On July 31, 2020, we entered into settlement and release agreements with respect to four of the TRAs, and an amendment to the fifth TRA (collectively, the TRA Settlement Agreements), pursuant to which we settled all liabilities under the TRAs in exchange for aggregate payments totaling $850.0 million, of which $849.8 million was paid during 2020. Upon payment, we were released from all obligations to the parties to the TRAs, including the holders of unexchanged LLC Units. We recorded a charge of $674.7 million to our statements of operations during 2020 to adjust the liability under the TRAs from $175.3 million to the aggregate settlement amount. No amounts remain payable under the TRAs as of December 31, 2021.
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

Upon execution of the TRA Settlement Agreements, we generated approximately $180.0 million in additional DTAs, which were reduced by a full valuation allowance. See Note 15 for additional discussion of the valuation allowances associated with our DTAs.
17.    Income (Loss) Per Share
Basic income (loss) per share is computed by dividing net income (loss) attributable to GoDaddy Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive shares unless their effect is antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows:

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income (loss)	242.8	(494.1)	138.4
Less: net income attributable to non-controlling interests	0.5	1.0	1.4
Net income (loss) attributable to GoDaddy Inc.	$242.3	$(495.1)	$137.0
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	167,906	168,636	173,431
Effect of dilutive securities:
Class B common stock	414	—	2,318
Stock options	1,127	—	4,369
RSUs, PSUs and ESPP shares	1,658	—	1,603
Weighted-average shares of Class A Common stock outstanding—diluted	171,105	168,636	181,721

Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock—basic	$1.44	$(2.94)	$0.79
Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock—diluted(1)	$1.42	$(2.94)	$0.76
_________________________________
(1) The diluted income (loss) per share calculations exclude net income attributable to non-controlling interests, unless the effect is antidilutive.
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted income (loss) per share because the effect of including such shares would have been antidilutive:

	Year Ended December 31,
	2021	2020	2019
Class B common stock	—	1,145	—
Stock options	544	3,259	1,705
RSUs, PSUs and ESPP shares	881	2,045	79
	1,425	6,449	1,784
Shares of Class B common stock do not share in our earnings and are not participating securities. Accordingly, separate presentation of income per share of Class B common stock under the two-class method has not been presented. Each share of Class B common stock (together with a corresponding LLC Unit) is exchangeable for one share of Class A common stock.

18.    Geographic Information
Revenue by geography is based on the customer's billing address and was as follows:

	Year Ended December 31,
	2021	2020	2019
U.S.	$2,544.9	$2,211.3	1,979.6
International	1,270.8	1,105.4	1,008.5
	$3,815.7	$3,316.7	$2,988.1
No individual international country represented more than 10% of total revenue in any period presented.
Property and equipment, net by geography was as follows:

	December 31,
	2021	2020
U.S.	162.6	198.3
France	23.8	27.0
All other international	33.6	32.0
	$220.0	$257.3
No other individual international country represented more than 10% of property and equipment, net in any period presented.
19.     Accumulated Other Comprehensive Loss
The following table presents AOCI activity in equity:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Total AOCI
Gross balance as of December 31, 2019(2)	$(54.6)	$(24.3)	$(78.9)
Other comprehensive income (loss) before reclassifications	(44.2)	105.9	61.7
Amounts reclassified from AOCI	—	(114.4)	(114.4)
Other comprehensive loss - 2020	(44.2)	(8.5)	(52.7)
	$(98.8)	$(32.8)	(131.6)
Less: AOCI attributable to non-controlling interests			0.6
Balance as of December 31, 2020			$(131.0)

Gross balance as of December 31, 2020(2)	$(98.8)	$(32.8)	$(131.6)
Other comprehensive income (loss) before reclassifications	45.9	(37.0)	8.9
Amounts reclassified from AOCI	—	84.0	84.0
Other comprehensive income - 2021	45.9	47.0	92.9
	$(52.9)	$14.2	(38.7)
Less: AOCI attributable to non-controlling interests			0.1
Balance as of December 31, 2021			$(38.6)
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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), who are our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K.
Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2021 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on our assessment under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP (PCAOB ID: 42), an independent registered public accounting firm, as stated in their report included herein.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of GoDaddy Inc.
Opinion on Internal Control over Financial Reporting
We have audited GoDaddy Inc.'s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, GoDaddy Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021 and the related notes and our report dated February 17, 2022 expressed an unqualified opinion thereon.
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
February 17, 2022

Item 9B. Other Information
None.
Part III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders (the 2022 Proxy Statement) to be filed with the SEC within 120 days of the year ended December 31, 2021 and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption "Delinquent Section 16(a) Reports" in the 2022 Proxy Statement and is incorporated herein by reference.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics applicable to all of our employees, executive officers and directors. Our Code of Business Conduct and Ethics is available on our website under the 'Governance Documents' heading, within the Governance section of our Investor Relations site (https://aboutus.godaddy.net/investor-relations/governance/default.aspx). To the extent mandated by legal requirements, we intend to disclose on our website any amendments to our Code of Business Conduct and Ethics, or any waivers of its requirements.
Item 11. Executive Compensation
The information required by this item will be included in the 2022 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in the 2022 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in the 2022 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be included in the 2022 Proxy Statement and is incorporated herein by reference.
Part IV.
Item 15. Exhibits, Financial Statement Schedules
We have filed the following documents as part of this Annual Report on Form 10-K:
Financial Statements
Our financial statements are listed in the "Index to Consolidated Financial Statements" under Item 8 "Financial Statements and Supplementary Data."
Financial Statement Schedules
All other schedules have been omitted because they are either not required, not applicable or the required information is otherwise included.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Reorganization Agreement dated as of March 31, 2015, by and among GoDaddy Inc., Desert Newco, LLC and the other parties named therein	8-K	001-36904	2.1	4/6/2015
3.1	Amended and Restated Certificate of Incorporation of GoDaddy Inc.	8-K	001-36904	3.1	4/6/2015
	Amended and Restated Bylaws of GoDaddy Inc., dated December 8, 2021	8-K	001-36904	3.1	12/13/2021
4.1	Specimen common stock certificate of GoDaddy Inc.	S-1/A	333-196615	4.1	3/19/2015
4.2	Amended and Restated Registration Rights Agreement, dated as of March 31, 2015, by and among GoDaddy Inc., Desert Newco, LLC and the other parties named therein	8-K	001-36904	10.3	4/6/2015
4.3	Stockholder Agreement, dated as of March 31, 2015, by and among GoDaddy Inc., Desert Newco, LLC and the other parties named therein	8-K	001-36904	10.4	4/6/2015
4.4	Exchange Agreement, dated as of March 31, 2015, by and among GoDaddy Inc., Desert Newco, LLC and the other parties named therein	8-K	001-36904	10.2	4/6/2015
4.5+	GoDaddy Inc. 2015 Equity Incentive Plan, and form of agreements thereunder	S-8	333-203166	4.2	4/1/2015
4.6+	GoDaddy Inc. 2015 Employee Stock Purchase Plan, as amended on June 27, 2016, and form of agreements thereunder	10-Q	001-36904	4.1	11/2/2016
4.7+	Desert Newco, LLC 2011 Unit Incentive Plan, as amended, and form of agreements thereunder	S-8	333-203166	4.4	4/1/2015
4.8+	Bootstrap, Inc. 2008 Stock Plan, and form of agreements thereunder	S-1/A	333-196615	10.11	2/13/2015
4.9+	The Go Daddy Group, Inc. 2006 Equity Incentive Plan	S-1/A	333-196615	10.28	3/19/2015
4.10	Description of Capital Stock	10-K	333-196615	4.10	2/21/2020
4.11	Indenture, dated as of June 4, 2019, by and among Go Daddy Operating Company, LLC, GD Finance Co, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-36904	4.1	6/7/2019
4.12	Form of 5.250% Senior Note due 2027 (included in Exhibit 4.11)	8-K	001-36904	4.2	6/7/2019
4.13	Indenture, dated as of February 25, 2021, by and among Go Daddy Operating Company, LLC, GD Finance Co, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-36904	4.1	2/26/2021
4.14	Form of 3.500% Senior Note due 2029 (included in Exhibit 4.13)	8-K	001-36904	4.2	2/26/2021
10.1	Third Amended and Restated Limited Liability Company Agreement of Desert Newco, LLC, dated as of March 31, 2015, by and among GoDaddy Inc., Desert Newco, LLC and the other parties named therein	8-K	001-36904	10.1	4/6/2015
10.2	Tax Receivable Agreement (Exchanges) dated as of March 31, 2015, by and among GoDaddy Inc. and the persons named therein	8-K	001-36904	10.5	4/6/2015
10.3	Tax Receivable Agreement (KKR Co-Invest Reorganization) dated as of March 31, 2015, by and among GoDaddy Inc. and GDG Co-Invest Blocker L.P.	8-K	001-36904	10.6	4/6/2015
10.4	Tax Receivable Agreement (KKR Reorganization) dated as of March 31, 2015, by and among GoDaddy Inc. and KKR 2006 GDG Blocker L.P.	8-K	001-36904	10.7	4/6/2015
10.5	Tax Receivable Agreement (SLP Reorganization) dated as of March 31, 2015, by and among GoDaddy Inc. and SLP III Kingdom Feeder I, L.P.	8-K	001-36904	10.8	4/6/2015
10.6	Tax Receivable Agreement (TCV Reorganization) dated as of March 31, 2015, by and among GoDaddy Inc. and TCV VII (A) L.P.	8-K	001-36904	10.9	4/6/2015
10.7	Amendment No. 1 to the Tax Receivable Agreement (Exchanges), dated July 31, 2020, by and among the Company and the parties named therein.	8-K	001-36904	10.1	8/5/2020
10.8	TRA (Exchanges) Termination and Release Agreement, dated July 31, 2020, by and among the Company and the parties named therein and subsequently becoming parties thereto	8-K	001-36904	10.2	8/5/2020
10.9	TRA (KKR Reorganization) Termination and Release Agreement, dated July 31, 2020, by and between the Company and KKR 2006 GDG Blocker L.P.	8-K	001-36904	10.3	8/5/2020
10.10	TRA (KKR Co-Invest Reorganization) Termination and Release Agreement, dated July 31, 2020, by and between the Company and GDG Co-Invest Blocker L.P.	8-K	001-36904	10.4	8/5/2020
10.11	TRA (SLP Reorganization) Termination and Release Agreement, dated July 31, 2020, by and between the Company and SLP III Kingdom Feeder I, L.P.	8-K	001-36904	10.5	8/5/2020

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.12	TRA (TCV Reorganization) Termination and Release Agreement, by and between the Company and TCV VII (A) L.P.	8-K	001-36904	10.6	8/5/2020
10.13	Registrar Accreditation Agreement, dated July 14, 2013, by and between GoDaddy.com, LLC and Internet Corporation for Assigned Names and Numbers	S-1	333-196615	10.16	6/9/2014
10.14	.COM Registry-Registrar Agreement, dated July 5, 2012, by and between GoDaddy.com, LLC and VeriSign, Inc.	S-1	333-196615	10.17	6/9/2014
10.15	Amendment No. 5 to Credit Agreement, including as Annex A, the Second Amended and Restated Credit Agreement, dated as of February 15, 2017, by and among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, Inc., Barclays Bank PLC, Deutsche Bank Securities Inc., RBC Capital Markets, KKR Capital Markets LLC, J.P. Morgan Securities LLC, Morgan Stanley Senior Funding Inc., and Citigroup Global Markets, Inc. (the Fifth Amendment)	8-K	001-36904	10.1	2/16/2017
10.16	Technical Amendment to the Fifth Amendment	8-K	001-36904	10.1	5/26/2017
10.17	Amendment No. 1 to the Fifth Amendment, dated as of November 22, 2017	8-K	001-36904	10.1	11/22/2017
10.18	Joinder and Amendment Agreement to the Fifth Amendment, by and among Go Daddy Operating Company, LLC, GD Finance Co, Inc., the guarantors party thereto, the lenders party thereto and Barclays Bank PLC, as administrative agent, collateral agent, swingline lender and letter of credit issuer	8-K	001-36904	10.1	6/7/2019
10.19	Amendment No. 3 to the Second Amended and Restated Credit Agreement by and among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, Inc., the lending institutions from time to time party thereto, and Barclays Bank PLC, effective as of October 3, 2019	8-K	001-36904	10.1	10/4/2019
10.20	Joinder and Fourth Amendment Agreement to the Second Amended and Restated Credit Agreement, by and among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, Inc., the lending institutions party thereto, and Barclays Bank PLC, effective as of August 10, 2020.	8-K	001-36904	10.1	8/13/2020
10.21	Fifth Amendment Agreement to the Second Amended and Restated Credit Agreement by and among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, Inc., the lending institutions from time to time party thereto, and Barclays Bank PLC, effective as of March 8, 2021	8-K	001-36904	10.1	3/11/2021
10.22	Purchase Agreement, dated as of February 22, 2021, by and among Go Daddy Operating Company, LLC, GD Finance Co, Inc., the guarantors party thereto and the Initial Purchasers	8-K	001-36904	10.1	2/26/2021
10.23	Form of Indemnification Agreement between the Company and its directors and officers	S-1/A	333-196615	10.20	2/24/2015
10.24+	Executive Incentive Compensation Plan	S-1/A	333-196615	10.22	2/24/2015
10.25+	Employment Agreement, dated as of September 4, 2019, by and among GoDaddy.com, LLC, Desert Newco, LLC and Aman Bhutani	10-Q	001-36904	10.2	11/7/2019
10.26+	Offer Letter, dated February 18, 2016, between GoDaddy Inc. and Brian Sharples	8-K	001-36904	10.1	3/10/2016
10.27+	Offer Letter, dated January 16, 2018, between GoDaddy Inc. and Mark Garrett	8-K	001-36904	10.1	2/2/2018
10.28+	Offer Letter, dated July 24, 2018, between GoDaddy Inc. and Caroline Donahue	8-K	001-36904	10.1	8/2/2018
10.29+	Offer Letter, dated July 24, 2018, between GoDaddy Inc. and Ryan Roslansky	8-K	001-36904	10.2	8/2/2018
10.30+	Offer Letter, dated February 7, 2020, between GoDaddy Inc. and Leah Sweet	8-K	001-36904	10.1	2/10/2020
10.31+	Offer Letter between GoDaddy, LLC and Mark McCaffrey, dated May 1, 2021	8-K	001-36904	10.1	5/5/2021
10.32+	Offer Letter between GoDaddy, LLC and Michele Lau, dated May 1, 2021	8-K	001-36904	10.2	5/5/2021
10.33+	Form of Change in Control and Severance Agreement dated May 1, 2021	8-K	001-36904	10.3	5/5/2021
10.34+***	Employment Contract between Shanghai Universal Information Technology Consulting Co. and Roger Chen dated January 24, 2022	8-K/A	001-36904	10.1	1/26/2022
10.35	Master Confirmation, dated February 14, 2022, by and between GoDaddy Inc. and Goldman Sachs & Co. LLC	8-K	001-36904	10.1	2/16/2022
10.36	Master Confirmation, dated February 14, 2022, by and between GoDaddy Inc. and Morgan Stanley & Co. LLC	8-K	001-36904	10.2	2/16/2022
21.1*	List of subsidiaries of GoDaddy Inc.
23.1*	Consent of independent registered public accounting firm

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan or arrangement.
#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. GoDaddy Inc. agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request.
*	Filed herewith.
**	The certifications attached as Exhibit 32.1 accompanying this Annual Report on Form 10-K, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of GoDaddy Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
***	Certain provisions or terms of the agreement have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. GoDaddy Inc. agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GODADDY INC.

Date:	February 17, 2022	/s/ Aman Bhutani
Aman Bhutani Chief Executive Officer
POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Aman Bhutani, Mark McCaffrey and Michele Lau, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in-person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Aman Bhutani	Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2022
Aman Bhutani
/s/ Mark McCaffrey	Chief Financial Officer (Principal Financial Officer)	February 17, 2022
Mark McCaffrey
/s/ Nick Daddario	Chief Accounting Officer (Principal Accounting Officer)	February 17, 2022
Nick Daddario
/s/ Charles J. Robel	Chairman of the Board of Directors	February 17, 2022
Charles J. Robel
/s/ Herald Y. Chen	Director	February 17, 2022
Herald Y. Chen
/s/ Caroline F. Donahue	Director	February 17, 2022
Caroline F. Donahue
/s/ Mark Garrett	Director	February 17, 2022
Mark Garrett
/s/ Ryan Roslansky	Director	February 17, 2022
Ryan Roslansky
/s/ Brian H. Sharples	Director	February 17, 2022
Brian H. Sharples
/s/ Leah Sweet	Director	February 17, 2022
Leah Sweet
/s/ Lee E. Wittlinger	Director	February 17, 2022
Lee E. Wittlinger