Form 10-Q
period 2022-03-31
GoDaddy Inc.
filed 2022-05-05
CIK 1609711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                         ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒
As of April 29, 2022, there were 161,752,747 shares of GoDaddy Inc.'s Class A common stock, $0.001 par value per share, outstanding and 312,223 shares of GoDaddy Inc.'s Class B common stock, $0.001 par value per share, outstanding.

GoDaddy Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2022

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
ii

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
iii

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
GoDaddy Inc.
Consolidated Balance Sheets (unaudited)
(In millions, except shares in thousands and per share amounts)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$742.7	$1,255.7
Accounts and other receivables	59.7	63.6
Prepaid domain name registry fees	433.3	419.7
Prepaid expenses and other current assets	208.0	150.8
Total current assets	1,443.7	1,889.8
Property and equipment, net	222.6	220.0
Operating lease assets	100.8	109.2
Prepaid domain name registry fees, net of current portion	186.8	181.4
Goodwill	3,514.4	3,540.8
Intangible assets, net	1,343.8	1,384.7
Other assets	89.2	91.2
Total assets	$6,901.3	$7,417.1
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$114.2	$85.2
Accrued expenses and other current liabilities	374.1	437.3
Deferred revenue	1,961.6	1,890.1
Long-term debt	24.1	24.1
Total current liabilities	2,474.0	2,436.7
Deferred revenue, net of current portion	763.7	743.3
Long-term debt, net of current portion	3,852.8	3,858.2
Operating lease liabilities, net of current portion	136.5	142.7
Other long-term liabilities	74.7	77.7
Deferred tax liabilities	68.3	75.3
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.001 par value - 50,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value - 1,000,000 shares authorized; 161,686 and 166,901 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	0.2	0.2
Class B common stock, $0.001 par value - 500,000 shares authorized; 312 and 320 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	1,665.6	1,594.7
Accumulated deficit	(2,156.4)	(1,474.6)
Accumulated other comprehensive income (loss)	20.1	(38.6)
Total stockholders' equity (deficit) attributable to GoDaddy Inc.	(470.5)	81.7
Non-controlling interests	1.8	1.5
Total stockholders' equity (deficit)	(468.7)	83.2
Total liabilities and stockholders' equity (deficit)	$6,901.3	$7,417.1
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Operations (unaudited)
(In millions, except shares in thousands and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue:
Applications & commerce	$303.1	$262.0
Core platform	699.6	639.1
Total revenue	1,002.7	901.1
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	370.2	321.2
Technology and development	190.1	186.4
Marketing and advertising	116.3	132.7
Customer care	77.7	78.6
General and administrative	90.6	95.2
Depreciation and amortization	48.2	49.0
Total costs and operating expenses	893.1	863.1
Operating income	109.6	38.0
Interest expense	(33.6)	(28.7)
Other income (expense), net	(1.1)	0.7
Income before income taxes	74.9	10.0
Benefit (provision) for income taxes	(6.3)	0.8
Net income	68.6	10.8
Less: net income attributable to non-controlling interests	0.2	—
Net income attributable to GoDaddy Inc.	$68.4	$10.8
Net income attributable to GoDaddy Inc. per share of Class A common stock:
Basic	$0.42	$0.06
Diluted	$0.41	$0.06
Weighted-average shares of Class A common stock outstanding:
Basic	164,323	169,435
Diluted	166,811	173,053
___________________________
(1) Costs and operating expenses include equity-based compensation expense as follows:
Cost of revenue	$0.3	$0.2
Technology and development	32.9	27.0
Marketing and advertising	7.0	6.2
Customer care	4.2	3.0
General and administrative	16.8	16.2
Total equity-based compensation expense	$61.2	$52.6
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	Three Months Ended March 31,
	2022	2021
Net income	$68.6	$10.8
Foreign exchange forward contracts gain (loss), net	3.2	2.1
Unrealized swap gain (loss), net(1)	89.9	24.4
Change in foreign currency translation adjustment	(34.3)	33.7
Comprehensive income	127.4	71.0
Less: comprehensive income attributable to non-controlling interests	0.3	0.3
Comprehensive income attributable to GoDaddy Inc.	$127.1	$70.7
___________________________
(1) Components of OCI are net of the tax effects reflected below:
Unrealized swap gain (loss), net	$(2.5)	$0.5
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Stockholders' Deficit (unaudited)
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	166,901	$0.2	320	$—	$1,594.7	$(1,474.6)	$(38.6)	$1.5	$83.2
Net income	—	—	—	—	—	68.4	—	0.2	68.6
Equity-based compensation, including amounts capitalized	—	—	—	—	62.2	—	—	—	62.2
Stock option exercises	202	—	—	—	8.5	—	—	—	8.5
Repurchases of Class A common stock	(6,532)	—	—	—	—	(750.2)	—	—	(750.2)
Impact of derivatives, net	—	—	—	—	—	—	93.1	—	93.1
Change in foreign currency translation adjustment	—	—	—	—	—	—	(34.3)	—	(34.3)
Vesting of restricted stock units and other	1,115	—	(8)	—	0.2	—	(0.1)	0.1	0.2
Balance at March 31, 2022	161,686	$0.2	312	$—	$1,665.6	$(2,156.4)	$20.1	$1.8	$(468.7)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	169,157	$0.2	688	$—	$1,308.8	$(1,190.9)	$(131.0)	$1.1	$(11.8)
Net income	—	—	—	—	—	10.8	—	—	10.8
Equity-based compensation, including amounts capitalized	—	—	—	—	53.2	—	—	—	53.2
Stock option exercises	309	—	—	—	11.8	—	—	(0.2)	11.6
Repurchases of Class A common stock	(2,544)	—	—	—	—	(195.1)	—	—	(195.1)
Impact of derivatives, net	—	—	—	—	—	—	26.5	—	26.5
Change in foreign currency translation adjustment	—	—	—	—	—	—	33.7	—	33.7
Vesting of restricted stock units and other	1,523	—	(209)	—	(0.4)	—	(0.4)	0.9	0.1
Balance at March 31, 2021	168,445	$0.2	479	$—	$1,373.4	$(1,375.2)	$(71.2)	$1.8	$(71.0)
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net income	$68.6	$10.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48.2	49.0
Equity-based compensation expense	61.2	52.6
Other	17.6	6.4
Changes in operating assets and liabilities, net of amounts acquired:
Prepaid domain name registry fees	(19.8)	(28.3)
Deferred revenue	94.6	127.1
Other operating assets and liabilities	(19.5)	3.7
Net cash provided by operating activities	250.9	221.3
Investing activities
Business acquisitions, net of cash acquired	—	(298.5)
Purchases of property and equipment	(12.3)	(9.0)
Other investing activities	(0.2)	1.0
Net cash used in investing activities	(12.5)	(306.5)
Financing activities
Proceeds received from:
Issuance of senior notes	—	800.0
Stock option exercises	8.5	11.6
Payments made for:
Repurchases of Class A common stock	(750.1)	(180.1)
Repayment of term loans	(8.1)	(8.1)
Other financing obligations	(0.9)	(9.7)
Net cash provided by (used in) financing activities	(750.6)	613.7
Effect of exchange rate changes on cash and cash equivalents	(0.8)	(0.6)
Net increase (decrease) in cash and cash equivalents	(513.0)	527.9
Cash and cash equivalents, beginning of period	1,255.7	765.2
Cash and cash equivalents, end of period	$742.7	$1,293.1

Cash paid during the period for:
Interest on long-term debt, including impact of interest rate swaps	$28.1	$15.0
Income taxes, net of refunds received	$4.5	$1.2
Amounts included in the measurement of operating lease liabilities	$13.7	$12.7
Supplemental disclosure of non-cash transactions
Operating lease assets obtained in exchange for operating lease liabilities	$3.0	$2.6
Accrued purchases of property and equipment at period end	$5.9	$2.3
Share repurchases not yet settled	$—	$15.0
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except shares in thousands and per share amounts)

1.    Organization and Background
Organization
We are the sole managing member of Desert Newco, and as a result, we consolidate its financial results and report non-controlling interests representing the economic interests held by other members. The calculation of non-controlling interests excludes any net income attributable directly to GoDaddy Inc. As of March 31, 2022, we owned more than 99.8% of Desert Newco.
Basis of Presentation
Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and include our accounts and the accounts of our subsidiaries. All material intercompany accounts and transactions have been eliminated.
Our interim financial statements are unaudited, and in our opinion, include all adjustments of a normal recurring nature necessary for the fair presentation of the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for any subsequent period or for the year ending December 31, 2022.
These financial statements should be read in conjunction with our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the 2021 Form 10-K).
Prior Period Reclassifications
In the first quarter of 2022, we revised the presentation of revenue in our statements of operations, as described in Note 2. Reclassifications of certain other immaterial prior period amounts have been made to conform to the current period presentation.
Use of Estimates
GAAP requires us to make estimates and assumptions affecting amounts reported in our financial statements. We periodically evaluate our estimates and adjust prospectively, if necessary. We believe our estimates and assumptions are reasonable; however, actual results may differ.

Segments
Beginning in the first quarter of 2022, we revised the presentation of segment information to reflect changes in the way we manage and evaluate our business. As such, we now report our operating results through two reportable segments: Applications and Commerce (A&C) and Core Platform (Core), as further discussed in Note 14. Accordingly, we have revised our segment information for the comparable prior year period.
2.    Summary of Significant Accounting Policies
Property and Equipment
Property and equipment, net by geography was as follows:

	March 31, 2022	December 31, 2021
U.S.	$164.8	$162.6
France	24.2	23.8
All other international	33.6	33.6
	$222.6	$220.0
No other international country represented more than 10% of property and equipment, net in any period presented.
Derivative Financial Instruments
We are exposed to changes in foreign currency exchange rates, primarily relating to intercompany debt, the net assets of our foreign operations and sales transactions denominated in currencies other than the U.S. dollar, as well as to changes in interest rates as a result of our variable-rate debt. Consequently, we use derivative financial instruments to manage and mitigate such risks. We do not enter into derivative transactions for speculative or trading purposes.
We utilize a variety of derivative instruments and expect that each derivative instrument qualifying for hedge accounting will be highly effective at reducing the risk associated with the exposure being hedged. For each derivative instrument designated as a hedge, we formally document, at inception, the related risk management strategy and objective, including identification of the hedging instrument, the hedged item and the risk of exposure. In addition, we formally assess, both at the inception and at least quarterly thereafter, whether the financial instruments used in the hedging transactions are effective at offsetting changes in either the fair values or cash flows of the relating underlying exposures.
Our derivative instruments are recorded at fair value on a gross basis. For cash flow reporting purposes, proceeds received or amounts paid upon the settlement of a derivative instrument are classified in the same manner as the related item being hedged.
Cash Flow Hedges
We utilize a variety of derivative instruments designated as cash flow hedges:
•foreign exchange forward contracts to hedge certain forecasted sales transactions denominated in foreign currencies;
•cross-currency swaps used to manage variability due to movements in foreign currency exchange rates related to a Euro-denominated intercompany loan; and
•pay-fixed rate, receive-floating rate interest rate swaps to effectively convert portions of our variable-rate debt to fixed.
We reflect unrealized gains or losses on our cash flow hedges as components of accumulated other comprehensive income (loss) (AOCI). Gains and losses on these instruments are recorded as a component of AOCI until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from AOCI to earnings within the same line items as the underlying transactions. At inception, and each reporting period, we evaluate the effectiveness of each of our hedges, and all hedges were determined to be effective.

Net Investment Hedges
We use cross-currency swaps to reduce the risk associated with exchange rate fluctuations on our net investments in certain foreign operations. Changes in the fair value of these derivative instruments are recorded in equity as a component of AOCI in the same manner as foreign currency translation adjustments (CTA). We elected to use the spot method to assess effectiveness of these derivatives. Under this method, changes in fair value of the hedging instruments attributed to changes in spot rates are initially recorded in the CTA component of AOCI and will remain there until the hedged net investments are sold or substantially liquidated. Changes in fair value of the hedging instruments other than those due to changes in the spot rate are initially recorded in the CTA component of AOCI and are amortized to interest expense using a systematic and rational method over the instruments’ term.
See Note 9 for further discussion of our derivative instruments.
Revenue Recognition
In the first quarter of 2022, we revised the presentation of revenue in our statements of operations in order to provide better visibility into our business and products as well as a more consistent way to track our progress against our strategic objectives. This change also aligns our revenue presentation with the products in each of our two reportable segments, which are discussed in Note 14. Following this change, our revenue is categorized as follows:
Applications and Commerce. A&C revenue primarily consists of revenue from sales of third-party email and productivity solutions such as Microsoft Office 365, products containing proprietary software such as Websites + Marketing and Managed WordPress and commerce products such as payment processing fees and point-of-sale (POS) hardware. A&C revenue also includes revenue from sales of products, such as website security products, when they are included in bundled offerings of our proprietary software products. Consideration is generally recorded as deferred revenue when received, which is typically at the time of sale, and revenue from most A&C products is recognized ratably over the period in which the performance obligations are satisfied, which is typically over the contract term. Payment processing fee revenue is recognized at the time of the transaction and revenue from the sale of POS hardware is recognized at the time when ownership is transferred to the customer.
Core Platform. Core revenue primarily consists of revenue from sales of domain registrations and renewals, aftermarket domain sales, website hosting products and website security products when not included in bundled offerings of our proprietary software products. Core revenue also includes revenue from sales of products not containing a software component such as professional web services as well as fee surcharges paid to ICANN. Consideration is generally recorded as deferred revenue when received, which is typically at the time of sale, and revenue from most Core products is recognized ratably over the period in which the performance obligations are satisfied, which is typically over the contract term. Aftermarket domain revenue is recognized at the time when ownership of the domain is transferred to the buyer.

The prior period statement of operations was revised to retrospectively present revenue in the new groupings as shown in the table below. There was no impact on total revenue, operating income, net income, deferred revenue or our statement of cash flows as a result of these revisions.

Three Months Ended March 31, 2021
As Previously Reported
Revenue:
Domains	$422.7
Hosting and presence	310.3
Business applications	168.1
Total revenue	$901.1

As Revised
Revenue:
Applications and commerce	$262.0
Core platform	639.1
Total revenue	$901.1
Disaggregated Revenue
Revenue by major product type was as follows:

	Three Months Ended March 31,
	2022	2021
Applications and commerce	$303.1	$262.0
Core platform: domains	483.9	424.0
Core platform: other	215.7	215.1
	$1,002.7	$901.1
No single customer represented over 10% of our total revenue for any period presented.
Revenue by geography is based on the customer's billing address and was as follows:

	Three Months Ended March 31,
	2022	2021
U.S.	$672.9	$598.0
International	329.8	303.1
	$1,002.7	$901.1
No international country represented more than 10% of total revenue in any period presented.
See Note 6 for information regarding our deferred revenue.
Assets Recognized from Contract Costs
Fees paid to various registries at the inception of a domain registration or renewal represent costs to fulfill a contract. We capitalize and amortize these prepaid domain name registry fees to cost of revenue consistent with the pattern of transfer of the product to which the asset relates. Amortization expense of such asset was $174.1 million and $160.9 million for the three months ended March 31, 2022 and 2021, respectively.

Fair Value Measurements
The following tables set forth our material assets and liabilities measured and recorded at fair value on a recurring basis:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds and time deposits	$350.1	$—	$—	$350.1
Derivative assets	—	72.5	—	72.5
Total assets	$350.1	$72.5	$—	$422.6
Liabilities:
Derivative liabilities	$—	$49.8	$—	$49.8
Total liabilities	$—	$49.8	$—	$49.8

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds and time deposits	$178.1	$—	$—	$178.1
Derivative assets	—	30.3	—	30.3
Total assets	$178.1	$30.3	$—	$208.4
Liabilities:
Derivative liabilities	$—	$89.5	$—	$89.5
Total liabilities	$—	$89.5	$—	$89.5
Recent Accounting Pronouncements
In October 2021, the FASB issued final guidance changing the measurement of acquired liabilities from contracts with customers in a business combination. The new guidance requires the recognition of contract liabilities at amounts generally consistent with those recorded by the acquiree immediately before the acquisition date. Under existing guidance, contract liabilities are measured at fair value, which generally results in a reduction to acquired contract liabilities and therefore lower revenue recognized during the post-acquisition period. We early adopted the new guidance on January 1, 2022, which we will apply to future business acquisitions.
3.    Goodwill and Intangible Assets
As described in Note 14, beginning in the first quarter of 2022, we revised the presentation of segment information to reflect changes in the way we manage and evaluate our business. As such, we now have two operating segments, which are also our reporting units. We evaluated the goodwill of each reporting unit for impairment immediately before and after this change; no impairment was identified.
The following table summarizes changes in our goodwill balance by segment:

	A&C	Core	Total
Balance at December 31, 2021	$1,522.5	$2,018.3	$3,540.8
Impact of foreign currency translation	(11.4)	(15.0)	(26.4)
Balance at March 31, 2022	$1,511.1	$2,003.3	$3,514.4

Intangible assets, net are summarized as follows:

	March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	245.8	n/a	245.8
Contractual-based assets	253.8	n/a	253.8
Finite-lived intangible assets:
Customer-related	512.7	$(279.8)	232.9
Developed technology	236.4	(138.0)	98.4
Trade names and other	114.8	(46.9)	67.9
	$1,808.5	$(464.7)	$1,343.8

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	246.8	n/a	246.8
Contractual-based assets	253.8	n/a	253.8
Finite-lived intangible assets:
Customer-related	535.1	$(279.3)	255.8
Developed technology	243.5	(133.1)	110.4
Trade names and other	118.4	(45.5)	72.9
	$1,842.6	$(457.9)	$1,384.7
Amortization expense was $33.2 million and $30.4 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the weighted-average remaining amortization period for amortizable intangible assets was 46 months for customer-related, 34 months for developed technology and 62 months for trade names and other, and was 46 months in total.
Based on the balance of finite-lived intangible assets as of March 31, 2022, expected future amortization expense is as follows:

Year Ending December 31:
2022 (remainder of)	$97.3
2023	103.8
2024	85.0
2025	79.1
2026	26.1
Thereafter	7.9
$399.2

4.    Stockholders' Equity
Share Repurchases
In January 2022, our Board approved the repurchase of up to an additional $2,251.0 million of our Class A common stock. Such approval was in addition to the amount remaining available for repurchases under prior Board approvals, such that we have authority to repurchase up to $3,000.0 million of our Class A common stock. Shares may be repurchased in open market purchases, block transactions and privately negotiated transactions, in accordance with applicable federal securities laws. This authorization has no time limits, does not obligate us to make any repurchases and may be modified, suspended or terminated by us at any time without prior notice.
In February 2022, we entered into accelerated share repurchase agreements (ASRs) to repurchase shares of our Class A common stock in exchange for an up-front aggregate payment of $750.0 million. The counterparties to the ASRs initially delivered an aggregate of 6,532 shares, which were immediately retired and the up-front payment was recorded as a charge to accumulated deficit. The ASRs are forward contracts indexed to our Class A common stock and meet all of the applicable criteria for equity classification; therefore, they are not accounted for as derivative instruments. The total number of shares ultimately delivered under the ASRs, and therefore the average repurchase price paid per share, will be determined based on the volume weighted-average price of our stock during the purchase period, which is expected to be completed during the second quarter of 2022. Expenses incurred in connection with the ASRs were recorded as a charge to accumulated deficit.
As of March 31, 2022, we had $2,250.0 million of remaining authorization available for repurchases.
5.    Equity-Based Compensation Plans
Equity Plans
On March 31, 2015, we adopted the 2015 Equity Incentive Plan (the 2015 Plan). On January 1, 2022, an additional 6,689 shares of our Class A common stock were reserved for issuance pursuant to the automatic increase provisions of the 2015 Equity Incentive Plan. As of March 31, 2022, 34,485 shares were available for issuance as future awards under the plan.
On March 31, 2015, we adopted the 2015 Employee Stock Purchase Plan (the ESPP). On January 1, 2022, an additional 1,000 shares of our Class A common stock were reserved for issuance pursuant to the automatic increase provisions of the ESPP. As of March 31, 2022, 5,592 shares were available for issuance under the plan.
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
The following table summarizes stock option activity:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Exercise Price Per Share ($)
Outstanding at December 31, 2021	1,999	42.94
Exercised	(202)	42.03
Forfeited	(11)	73.02
Outstanding at March 31, 2022	1,786	42.86
Vested at March 31, 2022	1,585	39.56

The following table summarizes stock award activity:

Number of Shares of Class A Common Stock (#)
Outstanding at December 31, 2021	6,766
Granted: RSUs	3,370
Granted: TSR-based PSUs	246
Vested	(1,107)
Forfeited	(284)
Outstanding at March 31, 2022(1)	8,991
_________________________________
(1)Includes financial-based PSUs for which performance targets have not yet been established, and which are not yet considered granted for accounting purposes. The balance of outstanding awards is comprised of the following:

	Number of Shares of Class A Common Stock (#)	Weighted-Average Grant-Date Fair Value Per Share ($)
RSUs	8,162	79.73
TSR-based PSUs	757	119.44
Financial-based PSUs granted for accounting purposes	47	82.52
Financial-based PSUs not yet granted for accounting purposes	25	N/A
Outstanding at March 31, 2022	8,991
As of March 31, 2022, total unrecognized compensation expense related to non-vested stock options and stock awards was $4.0 million and $533.6 million, respectively, with expected remaining weighted-average recognition periods of 1.3 years and 2.8 years, respectively. Such amounts exclude PSUs not yet considered granted for accounting purposes.
6.    Deferred Revenue
Deferred revenue consisted of the following:

	March 31, 2022	December 31, 2021
Current:
A&C	$601.8	$568.0
Core	1,359.8	1,322.1
	$1,961.6	$1,890.1
Noncurrent:
A&C	$174.1	$187.3
Core	589.6	556.0
	$763.7	$743.3
The increase in deferred revenue is primarily driven by payments received in advance of satisfying our performance obligations, offset by $736.7 million of revenue recognized during the three months ended March 31, 2022, which was included in deferred revenue as of December 31, 2021. Deferred revenue as of March 31, 2022 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied, and is expected to be recognized as revenue as follows:

	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total

A&C	$536.5	$164.6	$54.9	$11.9	$4.4	$3.6	$775.9
Core	1,183.8	452.4	144.6	70.1	41.4	57.1	1,949.4
	$1,720.3	$617.0	$199.5	$82.0	$45.8	$60.7	$2,725.3

7.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2022	December 31, 2021
Accrued payroll and employee benefits	$97.2	$124.2
Derivative liabilities	49.8	89.5
Tax-related accruals	45.4	35.6
Current portion of operating lease liabilities	33.1	36.9
Accrued legal and professional	27.2	23.2
Accrued marketing and advertising	24.7	22.9
Accrued acquisition-related expenses and acquisition consideration payable	17.9	24.5
Other	78.8	80.5
	$374.1	$437.3
8.    Long-Term Debt
Long-term debt consisted of the following:

	Maturity Date	March 31, 2022	December 31, 2021
2024 Term Loans (effective interest rate of 2.3% at March 31, 2022 and December 31, 2021)	February 15, 2024	$1,776.2	$1,782.4
2027 Term Loans (effective interest rate of 2.5% at March 31, 2022 and 2.4% at December 31, 2021)	August 10, 2027	736.9	738.8
2027 Senior Notes (effective interest rate of 5.4% at March 31, 2022 and December 31, 2021)	December 1, 2027	600.0	600.0
2029 Senior Notes (effective interest rate of 3.6% at March 31, 2022 and December 31, 2021)	March 1, 2029	800.0	800.0
Revolver	February 15, 2024	—	—
Total		3,913.1	3,921.2
Less: unamortized original issue discount and debt issuance costs(1)		(36.2)	(38.9)
Less: current portion of long-term debt		(24.1)	(24.1)
		$3,852.8	$3,858.2
_________________________________
(1)Original issue discount and debt issuance costs are amortized to interest expense over the life of the related debt instruments using the interest method.
Credit Facility
As described in our 2021 Form 10-K, our secured credit agreement (the Credit Facility) includes two tranches of term loans (the 2024 Term Loans and the 2027 Term Loans, and together the Term Loans) and a revolving credit facility (the Revolver). A portion of the Term Loans is hedged by interest rate swap arrangements, as discussed in Note 9.
As of March 31, 2022, we had $600.0 million available for borrowing under the Revolver and were not in violation of any covenants of the Credit Facility.
Senior Notes
As described in our 2021 Form 10-K, we have completed two offerings of senior notes (the 2027 Senior Notes and the 2029 Senior Notes, and together the Senior Notes).
As of March 31, 2022, we were not in violation of any covenants of the Senior Notes.

Fair Value
The estimated fair values of our long-term debt instruments are based on observable market prices for these loans, which are traded in less active markets and therefore classified as Level 2 fair value measurements, and were as follows as of March 31, 2022:

2024 Term Loans	$1,766.2
2027 Term Loans	$730.5
2027 Senior Notes	$603.7
2029 Senior Notes	$736.7
Future Debt Maturities
Aggregate principal payments, exclusive of any unamortized original issue discount and debt issuance costs, due on long-term debt as of March 31, 2022 were as follows:

Year Ending December 31:
2022 (remainder of)	$24.4
2023	32.5
2024	1,740.0
2025	7.5
2026	7.5
Thereafter	2,101.2
$3,913.1
9.    Derivatives and Hedging
We utilize the following derivative instruments designated as cash flow hedges:
•foreign exchange forward contracts to hedge certain forecasted sales transactions denominated in foreign currencies;
•cross-currency swaps used to manage variability due to movements in foreign currency exchange rates related to a Euro-denominated intercompany loan; and
•pay-fixed rate, receive-floating rate interest rate swaps to effectively convert portions of our variable-rate debt to fixed.
We also utilize cross-currency swaps designated as net investment hedges to mitigate the risk associated with exchange rate fluctuations on our net investment in certain foreign operations.

The following table summarizes our outstanding derivative instruments on a gross basis, all of which are considered Level 2 financial instruments:

	Notional Amount		Fair Value of Derivative Assets(2)		Fair Value of Derivative Liabilities(2)
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Cash flow hedges:
Foreign exchange forward contracts	$361.6	$360.3	$6.7	$5.6	$2.7	$1.0
Cross-currency swaps(1)	572.9	1,346.8	—	—	20.6	80.9
Interest rate swaps	1,996.1	2,001.2	65.8	24.7	0.1	7.6
Net investment hedges:
Cross-currency swaps(1)	734.3	—	—	—	26.4	—
Total hedges	$3,664.9	$3,708.3	$72.5	$30.3	$49.8	$89.5
_________________________________
(1)The notional values of the cross-currency swaps have been translated from Euros to U.S. dollars at the foreign currency rates in effect of approximately 1.11 and 1.14 as of March 31, 2022 and December 31, 2021, respectively.
(2)In our balance sheets, all derivative assets are recorded within prepaid expenses and other current assets and all derivative liabilities are recorded within accrued expenses and other current liabilities.
The following table summarizes the effect of our hedging relationships on AOCI:

	Unrealized Gains (Losses) Recognized in Other Comprehensive Income
	Three Months Ended
	March 31, 2022	March 31, 2021
Cash flow hedges:
Foreign exchange forward contracts(1)	$3.2	$2.1
Cross-currency swaps	36.3	(2.1)
Interest rate swaps	51.1	27.0
Net investment hedges:
Cross-currency swaps	(26.4)	—
Total hedges	$64.2	$27.0
_________________________________
(1)Amounts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.

The following tables summarize the locations and amounts of gains (losses) recognized within earnings related to our hedging relationships:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Cash flow hedges:
Foreign exchange forward contracts:
Reclassified from AOCI into income	$(1.6)	$—	$—	$(1.1)	$—	$—
Cross-currency swaps:
Reclassified from AOCI into income(1)	—	6.1	22.5	—	6.6	58.1
Interest rate swaps:
Reclassified from AOCI into income	—	(10.8)	—	—	(8.6)	—
Net investment hedges:
Cross-currency swaps:
Reclassified from AOCI into income	—	0.8	—	—	—	—
Total hedges	$(1.6)	$(3.9)	$22.5	$(1.1)	$(2.0)	$58.1
_________________________________
(1)The amounts reflected in other income (expense), net include $(22.7) million and $(58.5) million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by cross-currency swaps during the three months ended March 31, 2022 and 2021, respectively.
As of March 31, 2022, we estimate that $6.8 million of net deferred losses related to our designated hedges will be recognized in earnings over the next 12 months. No amounts have been excluded from our hedge effectiveness testing.
Risk Management Strategies
Foreign Exchange Forward Contracts
From time-to-time, we may enter into foreign exchange forward contracts with financial institutions to hedge certain forecasted sales transactions denominated in foreign currencies. We designate these forward contracts as cash flow hedges, which are recognized as either assets or liabilities at fair value. At March 31, 2022, all such contracts had maturities of 18 months or less.
Cross-Currency Swaps
In April 2017, in order to manage variability due to movements in foreign currency rates related to a Euro-denominated intercompany loan, we entered into five-year cross-currency swaps. In March 2022, we entered into a transaction to extend the maturity of these swaps to August 31, 2027. We and the existing counterparties executed cancellation agreements to terminate all rights, obligations and liabilities associated with the original swaps. On the modification date, the existing cash flow hedging relationships were de-designated and new hedging relationships incorporating the terms of the new swaps (the 2022 Cross-Currency Swaps) were designated as either cash flow hedging relationships or net investment hedging relationships. The 2022 Cross-Currency Swaps had an aggregate amortizing notional amount of €1,184.2 million at inception (approximately $1,262.5 million). The swaps designated as cash flow hedging relationships convert the 3.00% fixed rate Euro-denominated interest and principal receipts on the intercompany loan into U.S. dollar interest and principal receipts at a fixed rate of 4.81%. The swaps designated as net investment hedging relationships hedge the foreign currency exposure of our net investment in certain Euro denominated functional currency subsidiaries. Pursuant to the contracts, the Euro notional value will be exchanged for the U.S. dollar notional value at maturity.

Interest Rate Swaps
In April 2017, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement to effectively convert a portion of the variable-rate borrowings under the 2024 Term Loans to a fixed rate of 5.44%. In March 2022, we entered into a transaction to extend the maturity of the swaps to August 31, 2027. We and the existing counterparties executed cancellation agreements to terminate all rights, obligations and liabilities associated with the original swaps. On the modification date, the existing cash flow hedging relationships were de-designated and new hedging relationships incorporating the terms of the new interest rate swaps (the 2022 Interest Rate Swaps) were designated. The 2022 Interest Rate Swaps, which had an amortizing notional amount of $1,262.5 million at inception, serve to convert a portion of the variable-rate borrowings under the 2024 Term Loans to a fixed rate of 4.81%.
In August 2020, in conjunction with the issuance of the 2027 Term Loans, we entered into seven-year pay-fixed rate, receive-floating rate interest rate swaps to effectively convert the variable one-month LIBOR interest rate on the 2027 Term Loans borrowings to a fixed rate of 0.705%. These interest rate swaps, which mature on August 10, 2027, had an aggregate notional amount of $750.0 million at inception.
The objective of these arrangements, which are designated as cash flow hedges and recognized as assets or liabilities at fair value, is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged. The unrealized gains and losses on the swaps are included in AOCI and will be recognized in earnings within or against interest expense when the hedged interest payments are accrued each month.
10.     Leases
Our operating leases primarily consist of office and data center space expiring at various dates through November 2036. Certain leases include options to renew or terminate at our discretion. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of March 31, 2022, operating leases have a remaining weighted average lease term of 7.5 years and our operating lease liabilities were measured using a weighted average discount rate of 5.0%.
The components of operating lease expense were as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
Operating lease costs	$12.8	$11.9
Variable lease costs	2.7	2.7
Sublease income	(1.8)	(0.8)
	$13.7	$13.8
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
As described in our 2021 Form 10-K, as of December 31, 2021, we had accrued $8.1 million as our estimated loss provision related to the settlement of certain class action complaints alleging violation of the Telephone Consumer Protection Act of 1991. On January 19, 2021, a single objector to the settlement filed a notice of appeal to the 11th Circuit Court of Appeals, which remains pending as of the date of this filing. We made no changes to our estimated loss provision for this settlement during the three months ended March 31, 2022. The timing of any settlement payments is pending resolution of the appeal.
We have denied and continue to deny the allegations in the complaints. Nothing in the final settlement agreement shall be deemed to assign or reflect any admission of fault, wrongdoing or liability, or of the appropriateness of a class action in such litigation. We received a full release from the settlement class concerning the claims asserted, or that could have been asserted, with respect to the claims released in the final settlement agreement. Our legal fees associated with this matter have been recorded to general and administrative expense as incurred and were not material.
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
As of March 31, 2022 and December 31, 2021, our accrual for estimated indirect tax liabilities was $8.2 million, reflecting our best estimate of the probable liability based on an analysis of our business activities, revenues subject to indirect taxes and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation or settlements could be materially different than the amounts established for indirect tax contingencies.
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
Our effective tax rate for the three months ended March 31, 2022 differs from the U.S. federal statutory rate primarily due to changes in valuation allowances based on current year earnings and a discrete charge of $6.8 million related to a change in entity tax status for one of our domestic corporations during the current quarter.
In determining the need for a valuation allowance, we prepare quarterly estimates using historical and forecasted future operating results, based upon approved business plans, including a review of the eligible carryforward periods and tax planning strategies. Based primarily on the negative evidence outweighing the positive evidence as of March 31, 2022, including our three year cumulative, consolidated GAAP loss, our historical tax losses and the difficulty in forecasting excess tax benefits related to equity-based compensation, we believe there is uncertainty as to when we will be able to utilize certain of our net operating losses (NOLs), credit carryforwards and other deferred tax assets (DTAs). Therefore, we have recorded a valuation allowance against the DTAs for which we have concluded it is more-likely-than-not they will not be realized.
If our operating results continue to improve and our projections show continued utilization of tax attributes, we will consider that as significant positive evidence and our future reassessment may result in the determination that all or a portion of the valuation allowance is no longer required. If this were to occur, any reversal of the valuation allowance would result in a corresponding non-cash income tax benefit, thereby increasing total DTAs.
Uncertain Tax Positions
The total amount of gross unrecognized tax benefits was $124.4 million as of March 31, 2022, of which $35.9 million, if fully recognized, would decrease our effective tax rate. Although we believe the amounts reflected in our tax returns substantially comply with applicable U.S. federal, state and foreign tax regulations, the respective taxing authorities may take contrary positions based on their interpretation of the law. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision or benefit for income taxes in the period in which a final determination is made.
13.    Income Per Share
Basic income per share is computed by dividing net income attributable to GoDaddy Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted income per share is computed giving effect to all potentially dilutive shares unless their effect is antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted income per share is as follows:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income	$68.6	$10.8
Less: net income attributable to non-controlling interests	0.2	—
Net income attributable to GoDaddy Inc.	$68.4	$10.8
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	164,323	169,435
Effect of dilutive securities:
Class B common stock	313	584
Stock options	822	1,377
RSUs, PSUs and ESPP shares	1,353	1,657
Weighted-average shares of Class A Common stock outstanding—diluted	166,811	173,053

Net income attributable to GoDaddy Inc. per share of Class A common stock—basic	$0.42	$0.06
Net income attributable to GoDaddy Inc. per share of Class A common stock—diluted(1):	$0.41	$0.06
_________________________________
(1)The diluted income per share calculations exclude net income attributable to non-controlling interests unless the effect is antidilutive.
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted income per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended March 31,
	2022	2021
ASR shares(1)	2,814	—
Stock options	280	734
RSUs, PSUs and ESPP shares	1,922	393
	5,016	1,127
_________________________________
(1)If the ASRs described in Note 4 had been settled as of March 31, 2022, based on the volume-weighted average price per share since their effective date, the counterparties would have been required to deliver these additional estimated shares to us. However, we cannot predict the final number of shares to be received under the ASRs until completion, which is expected to occur during the second quarter of 2022.

Shares of Class B common stock are not participating securities, and therefore, do not have rights to share in our earnings. Accordingly, separate presentation of income per share of Class B common stock under the two-class method is not required. Each share of Class B common stock is exchangeable for one share of Class A common stock.
14.     Segment Information
Beginning in the first quarter of 2022, we revised the presentation of segment information to reflect changes in the way we manage and evaluate our business. Effective January 1, 2022, we report our operating results through two reportable segments: A&C and Core. Previously we had a single operating and reportable segment.
Our chief operating decision maker (CODM), which, as of March 31, 2022, was our Chief Executive Officer, evaluates segment performance based on several factors, including revenue and normalized earnings before interest, taxes, depreciation and amortization (NEBITDA). Segment NEBITDA is defined as net income excluding depreciation and amortization, equity-based compensation expense, interest expense (net) and provision or benefit for income taxes; in addition to these adjustments, we exclude, as they occur, acquisition-related expenses and certain other items, such as restructuring-related items and expenses related to non-ordinary course legal matters. In this way, we believe segment NEBITDA serves as a measure that can assist our CODM and our investors in comparing our performance on a consistent basis by removing the impact of certain items that we believe do not directly reflect our segments’ core operations.
Our CODM does not use assets by segment to evaluate performance or allocate resources; therefore, we do not provide disclosure of assets by segment. See Note 2 for property, plant, and equipment, net as well as revenue disaggregated by geography.
The A&C and Core segments provide a view into the product-focused organization of our business and generate revenue as follows:
•A&C primarily consists of sales of third-party email and productivity solutions, products containing proprietary software and commerce products as well as sales of certain products when they are included in bundled offerings of our proprietary software products.
•Core primarily consists of sales of domain registrations and renewals, aftermarket domain sales, website hosting products and website security products when not included in bundled offerings of our proprietary software products as well as sales of products not containing a software component.
There are no internal revenue transactions between our reportable segments.
Corporate overhead and other primarily includes general and administrative expenses and items not allocated to either segment as well as those costs specifically excluded from Segment NEBITDA, our segment measure of profitability, such as depreciation and amortization, interest expense and income and provision (benefit) for income taxes.
The following tables present our segment information for the periods indicated:

	Three Months Ended March 31,
	2022	2021

Revenue:
A&C	$303.1	$262.0
Core	699.6	639.1
Total revenue	$1,002.7	$901.1

	Three Months Ended March 31,
	2022	2021

Segment NEBITDA:
A&C	$119.8	$100.9
Core	178.4	149.6
Corporate overhead and other	(72.3)	(58.3)
Depreciation and amortization	(48.2)	(49.0)
Equity-based compensation expense	(61.2)	(52.6)
Interest expense, net of interest income	(33.2)	(28.4)
Acquisition-related expenses	(7.7)	(46.9)
Restructuring and other(1)	(0.7)	(5.3)
Income before income taxes	74.9	10.0
Benefit (provision) for income taxes	(6.3)	0.8
Net income	$68.6	$10.8
_________________________________
(1)Includes lease-related expenses associated with closed facilities.
15.    Accumulated Other Comprehensive Income (Loss)
The following table presents AOCI activity in equity:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Total AOCI
Gross balance as of December 31, 2021(2)	$(52.9)	$14.2	$(38.7)
Other comprehensive income (loss) before reclassifications	(35.1)	76.9	41.8
Amounts reclassified from AOCI	0.8	16.2	17.0
Other comprehensive income (loss)	(34.3)	93.1	58.8
	$(87.2)	$107.3	20.1
Less: AOCI attributable to non-controlling interests			—
Balance as of March 31, 2022			$20.1

Gross balance as of December 31, 2020(2)	$(98.8)	$(32.8)	$(131.6)
Other comprehensive income (loss) before reclassifications	33.7	(28.5)	5.2
Amounts reclassified from AOCI	—	55.0	55.0
Other comprehensive income	33.7	26.5	60.2
	$(65.1)	$(6.3)	(71.4)
Less: AOCI attributable to non-controlling interests			0.2
Balance as of March 31, 2021			$(71.2)
_________________________________
(1)Amounts shown for our foreign exchange forward contracts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.
(2)Beginning balance is presented on a gross basis, excluding the allocation of AOCI attributable to non-controlling interests.
See Note 9 for the effect on net income of amounts reclassified from AOCI related to our hedging relationships.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included in this Quarterly Report on Form 10-Q as well as our audited financial statements and related notes and the discussion in the "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of our 2021 Form 10-K. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategies for our business, includes forward-looking statements involving significant risks and uncertainties. As a result of many factors, such as those set forth in "Risk Factors," actual results may differ materially from the results described in, or implied by, these forward-looking statements.
(Throughout the tables and this discussion and analysis, dollars are in millions and shares are in thousands.)
COVID-19
The extent to which the ongoing COVID-19 pandemic may impact our future results and operations will depend on future developments, including the duration of the pandemic and the parameters of global governmental measures put in place to control the spread of the virus as well as the continuing economic impact of the pandemic. We continue to monitor the pandemic and the potential impacts it may have on our future financial position, results of operations and cash flows. See "Risk Factors" for additional information.
Overview
We are a global leader in serving a large market of everyday entrepreneurs, delivering simple, easy-to-use products, and outcome-driven, personalized guidance to small businesses, individuals, organizations, developers, designers and domain investors. We manage and report our business in the following two segments:
•Applications and Commerce (A&C), which primarily consists of sales of third-party email and productivity solutions, products containing proprietary software and commerce products as well as sales of certain products when they are included in bundled offerings of our proprietary software products.
•Core Platform (Core), which primarily consists of sales of domain registrations and renewals, aftermarket domain sales, website hosting products and website security products when not included in bundled offerings of our proprietary software products as well as sales of products not containing a software component.
Consolidated First Quarter Financial Highlights
Below are our key consolidated financial highlights for the three months ended March 31, 2022, with comparisons to the three months ended March 31, 2021.
•Total revenue of $1,002.7 million, an increase of 11.3%, or approximately 11.5% on a constant currency basis(1).
•International revenue of $329.8 million, an increase of 8.8%, or approximately 9.5% on a constant currency basis(1).
•Total bookings of $1,156.3 million, an increase of 6.2%, or approximately 7.2% on a constant currency basis(1).
•Operating income of $109.6 million, an increase of 188.4%.
•Net income of $68.6 million, an increase of 535.2%.
•Normalized EBITDA(2) of $225.9 million, an increase of 17.5%.
•Net cash provided by operating activities of $250.9 million, an increase of 13.4%.
(1) Discussion of constant currency is set forth in "Quantitative and Qualitative Disclosures about Market Risk."
(2) A reconciliation of Normalized EBITDA to net income, its most directly comparable GAAP financial measure, is set forth in Note 14 to our financial statements.

Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2022		2021
	$	% of Total Revenue	$	% of Total Revenue

Revenue:
Applications & commerce	$303.1	30.2%	$262.0	29.1%
Core platform	699.6	69.8%	639.1	70.9%
Total revenue	1,002.7	100.0%	901.1	100.0%
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	370.2	36.9%	321.2	35.7%
Technology and development	190.1	19.0%	186.4	20.7%
Marketing and advertising	116.3	11.6%	132.7	14.7%
Customer care	77.7	7.8%	78.6	8.7%
General and administrative	90.6	9.0%	95.2	10.6%
Depreciation and amortization	48.2	4.8%	49.0	5.4%
Total costs and operating expenses	893.1	89.1%	863.1	95.8%
Operating income	109.6	10.9%	38.0	4.2%
Interest expense	(33.6)	(3.4)%	(28.7)	(3.2)%
Other income (expense), net	(1.1)	(0.1)%	0.7	0.1%
Income before income taxes	74.9	7.4%	10.0	1.1%
Benefit (provision) for income taxes	(6.3)	(0.6)%	0.8	0.1%
Net income	68.6	6.8%	10.8	1.2%
Less: net income attributable to non-controlling interests	0.2	—%	—	—%
Net income attributable to GoDaddy Inc.	$68.4	6.8%	$10.8	1.2%
Revenue
We generate substantially all of our revenue from sales of product subscriptions, as described in Note 2 to our financial statements. Our subscriptions can range from monthly terms to multi-annual terms of up to ten years, depending on the product. Revenue is presented net of refunds, and we maintain a reserve to provide for refunds granted to customers.
Beginning in the first quarter of 2022, we revised the presentation of revenue, as described in Note 2 to our financial statements, and accordingly, have revised the prior period amounts in the table below to retrospectively present revenue in the new format.

	Three Months Ended March 31,		Change
	2022	2021	$	%
Applications & commerce	$303.1	$262.0	$41.1	16%
Core platform	699.6	639.1	$60.5	9%
Total revenue	$1,002.7	$901.1	$101.6	11%

The 11.3% increase in total revenue for the three months ended March 31, 2022 was driven by growth in total customers and average revenue per user as well as contributions from recent acquisitions. The increase in customers impacted both of our revenue categories, as the additional customers purchased subscriptions across our product portfolio.
The 15.7% increase in A&C revenue for the three months ended March 31, 2022 was primarily driven by increased customer adoption of our productivity solutions and our Websites + Marketing and Managed WordPress products as well as increased commerce-related revenue.
The 9.5% increase in Core revenue for the three months ended March 31, 2022 was primarily driven by an increase in domains under management from 83.6 million as of March 31, 2021 to 84.4 million as of March 31, 2022, increased aftermarket domain sales fueled by our continued innovation in auction technologies and the growth of our registry business.
Bookings
In addition to revenue, we believe total bookings is a useful operating metric to help evaluate our performance and provide an enhanced understanding of our business. Total bookings represents the total sales of products to customers in a given period, excluding refunds. We believe total bookings provides valuable insight into (i) the performance of our business since we typically collect payment at the time of sale but recognize subscription revenue ratably over the term of our customer contracts and (ii) the effectiveness of our sales efforts since refunds often occur in periods different from the period of sale for reasons unrelated to the marketing efforts leading to the initial sale.

	Three Months Ended March 31,		Change
	2022	2021	$	%
Total bookings	$1,156.3	$1,088.7	$67.6	6%
The 6.2% increase in total bookings for the three months ended March 31, 2022 was primarily driven by increases in total customers and domains under management, increased aftermarket domain sales and broadened customer adoption of our productivity solutions and our Websites + Marketing and Managed WordPress products as well as contributions from recent acquisitions, partially offset by approximately 100 basis points due to adverse movements in foreign currency exchange rates. Our bookings growth rate was impacted by uneven demand patterns related to the ongoing COVID-19 pandemic and inflation as well as foreign currency headwinds due to the strength of the U.S. dollar.
Costs and Operating Expenses
Cost of revenue
Costs of revenue are the direct costs incurred in connection with selling an incremental product to our customers. Substantially all cost of revenue relates to domain registration fees, payment processing fees, third-party commissions and licensing fees for third-party productivity applications. Similar to our billing practices, we pay domain costs at the time of purchase for the life of each subscription but recognize the costs of service ratably over the term of our customer contracts. The terms for domain costs are established by agreements between registries and registrars and can vary significantly depending on the top-level domain (TLD). We expect cost of revenue to increase in absolute dollars in future periods due to increased sales of domains and third-party productivity applications as well as continued growth in our customer base. However, cost of revenue may fluctuate as a percentage of total revenue, depending on the mix of products sold in a particular period.

	Three Months Ended March 31,		Change
	2022	2021	$	%

Cost of revenue (excluding depreciation and amortization)	$370.2	$321.2	$49.0	15%

The 15.3% increase in cost of revenue for the three months ended March 31, 2022 was primarily attributable to (i) higher domain costs, which were driven by the increase in domains under management, increased aftermarket domain sales and costs associated with our registry business, (ii) increased software licensing fees resulting from higher sales of productivity solutions and (iii) increased costs associated with the growth of our payment processing business.
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

	Three Months Ended March 31,		Change
	2022	2021	$	%

Technology and development	$190.1	$186.4	$3.7	2%
The 2.0% increase in technology and development expenses for the three months ended March 31, 2022 was primarily due to increased personnel costs driven by higher average headcount associated with our continued investment in product development as well as increased technology costs associated with the growth of our business and our migration to a cloud-based infrastructure. These increases were partially offset by a $25.0 million decrease in compensation expense related to prior acquisitions.
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

	Three Months Ended March 31,		Change
	2022	2021	$	%

Marketing and advertising	$116.3	$132.7	$(16.4)	(12)%
The 12.4% decrease in marketing and advertising expenses for the three months ended March 31, 2022 was primarily attributable to a lower level of discretionary spending in the first quarter of 2022 as compared to the significant additional marketing investments we made in the first quarter of 2021 to drive additional growth.

Customer care
Customer care expenses represent the costs to guide and service our customers, primarily consisting of personnel costs. We expect customer care expenses to fluctuate depending on the level of personnel required to support our business.

	Three Months Ended March 31,		Change
	2022	2021	$	%

Customer care	$77.7	$78.6	$(0.9)	(1)%
The 1.1% decrease in customer care expenses for the three months ended March 31, 2022 was primarily due to a reduction in average headcount, offset by the impact of operational challenges within our customer care teams related to the ongoing COVID-19 pandemic.
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

	Three Months Ended March 31,		Change
	2022	2021	$	%

General and administrative	$90.6	$95.2	$(4.6)	(5)%
The 4.8% decrease in general and administrative expenses for the three months ended March 31, 2022 was primarily due to lower acquisition-related expenses and office rent, partially offset by increased personnel costs.
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

	Three Months Ended March 31,		Change
	2022	2021	$	%

Depreciation and amortization	$48.2	$49.0	$(0.8)	(2)%
There were no material changes in depreciation and amortization.
Interest expense

	Three Months Ended March 31,		Change
	2022	2021	$	%

Interest expense	$33.6	$28.7	$4.9	17%
The 17.1% increase in interest expense for the three months ended March 31, 2022 was primarily driven by the issuance of the 2029 Senior Notes in February 2021, as further discussed in Note 8 to our financial statements.

Segment Results of Operations
Our two operating segments, A&C and Core, reflect the way we manage and evaluate the performance of our business. Our CODM evaluates segment performance based upon several factors, of which the primary financial measures are revenue and Segment NEBITDA. See Note 14 to our financial statements for a reconciliation of Segment NEBITDA to net income, its most directly comparable GAAP financial measure.
Applications & Commerce
The following table presents the results for our A&C segment for the periods indicated:

	Three Months Ended March 31,		Change
	2022	2021	$	%
Revenue	$303.1	$262.0	$41.1	16%
Segment NEBITDA	$119.8	$100.9	$18.9	19%
The 15.7% increase in A&C revenue for the three months ended March 31, 2022 was primarily driven by increased sales of productivity solutions and Websites + Marketing and Managed WordPress products, as described above.
The 18.7% increase in A&C Segment NEBITDA for the three months ended March 31, 2022 primarily resulted from the revenue increases noted above, in conjunction with lower discretionary marketing spend in 2022 due to the investments we made in the prior year to drive additional growth. These increases were partially offset by higher personnel costs resulting from headcount additions made to support the continued development of our A&C products.
Core Platform
The following table presents the results for our Core segment for the periods indicated:

	Three Months Ended March 31,		Change
	2022	2021	$	%
Revenue	$699.6	$639.1	$60.5	9%
Segment NEBITDA	$178.4	$149.6	$28.8	19%
The 9.5% increase in Core revenue for the three months ended March 31, 2022 was primarily driven by increases in domains under management and aftermarket domain sales as well as the growth of our registry business, as described above.
The 19.3% increase in Core Segment NEBITDA for the three months ended March 31, 2022 primarily resulted from the revenue increases noted above, in conjunction with lower discretionary marketing spend in 2022 due to the investments we made in the prior year to drive additional growth. These increases were partially offset by higher third-party commissions associated with the increased aftermarket domain sales.

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
We believe our existing cash and cash equivalents and cash generated by operating activities will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. However, our future capital requirements will depend on many factors, including our growth rate, macroeconomic activity, the timing and extent of spending to support domestic and international development efforts, continued brand development and advertising spend, the level of customer care and general and administrative activities, the introduction of new and enhanced product offerings, the costs to support new and replacement capital equipment, the completion of strategic acquisitions or share repurchases and other factors. Should we pursue additional strategic acquisitions or share repurchases, we may need to raise additional capital, which may be in the form of long-term debt or equity financings.
Credit Facility and Senior Notes
Our long-term debt consists of the Credit Facility and the Senior Notes described in Note 8 to our financial statements.
Our long-term debt agreements contain covenants restricting, among other things, our ability, or the ability of our subsidiaries, to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes including mergers and consolidations, sell assets, make restricted payments including dividends, distributions and investments, prepay junior indebtedness and engage in operations other than in connection with acting as a holding company, subject to customary exceptions. As of March 31, 2022, we were in compliance with all such covenants and had no amounts drawn on our Revolver.
As discussed in Note 9 to our financial statements, we have hedged a portion of our long-term debt through the use of cross-currency and interest rate swap derivative instruments. These instruments help us manage and mitigate our risk of exposure to changes in foreign currency exchange rates and interest rates. See "Quantitative and Qualitative Disclosures About Market Risk" for additional discussion of our hedging activities.
Share Repurchases
As discussed in Note 4 to our financial statements, our Board has authorized us to repurchase up to $3,000.0 million of our Class A common stock.
In February 2022, we entered into ASRs to repurchase shares of our Class A common stock in exchange for an up-front aggregate payment of $750.0 million. The counterparties to the ASRs initially delivered an aggregate of approximately 6.5 million shares, which were immediately retired. The total number of shares ultimately delivered under the ASRs, and therefore the average repurchase price paid per share, will be determined based on the volume weighted-average price of our stock during the purchase period, which is expected to be completed during the second quarter of 2022.
As of March 31, 2022, we had $2,250.0 million of remaining authorization available for repurchases.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021

Net cash provided by operating activities	$250.9	$221.3
Net cash used in investing activities	(12.5)	(306.5)
Net cash provided by (used in) financing activities	(750.6)	613.7
Effect of exchange rate changes on cash and cash equivalents	(0.8)	(0.6)
Net increase (decrease) in cash and cash equivalents	$(513.0)	$527.9
Operating Activities
Our primary source of cash from operating activities has been cash collections from our customers. Our primary uses of cash from operating activities have been for domain registration costs paid to registries, software licensing fees related to third-party productivity solutions, personnel costs, discretionary marketing and advertising costs, technology and development costs and interest payments. We expect cash outflows from operating activities to be affected by the timing of payments we make to registries as well as increases in personnel and other operating costs as we continue to grow our business.
Net cash provided by operating activities increased $29.6 million from $221.3 million during the three months ended March 31, 2021 to $250.9 million during the three months ended March 31, 2022, primarily driven by the growth in total bookings as well as lower acquisition-related payments and discretionary marketing spending. These increases were partially offset by higher personnel costs to support our growth, higher third-party commissions related to increased aftermarket domain sales and higher software licensing fees related to increased sales of third-party productivity solutions.
Investing Activities
Our investing activities generally consist of strategic acquisitions and purchases of property and equipment to support the overall growth of our business. We expect our investing cash flows to be affected by the timing of payments we make for capital expenditures and the strategic acquisition or other growth opportunities we decide to pursue.
Net cash used in investing activities decreased $294.0 million from $306.5 million during the three months ended March 31, 2021 to $12.5 million during the three months ended March 31, 2022, primarily due to a $298.5 million decrease in spending for business acquisitions.
Financing Activities
Our financing activities generally consist of long-term debt borrowings, the repayment of principal on long-term debt, stock option exercise proceeds and share repurchases.
Net cash from financing activities decreased $1,364.3 million from $613.7 million provided during the three months ended March 31, 2021 to $750.6 million used during the three months ended March 31, 2022, primarily due to $800.0 million in proceeds received from the issuance of the 2029 Senior Notes in 2021 and a $570.0 million increase in share repurchases.
Deferred Revenue
See Note 6 to our financial statements for details regarding the expected future recognition of deferred revenue.
Off-Balance Sheet Arrangements
As of March 31, 2022 and December 31, 2021, we had no off-balance sheet arrangements that had, or which are reasonably likely to have, a material effect on our financial statements.

Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with GAAP, and in doing so, we make estimates, assumptions and judgments affecting the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosure of contingent assets and liabilities. We base our estimates, assumptions and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances, and we evaluate these estimates, assumptions and judgments on an ongoing basis. Different assumptions and judgments would change the estimates used in the preparation of our financial statements, which, in turn, could change our results from those reported. We refer to estimates, assumptions and judgments of this type as our critical accounting policies and estimates, which we discussed in our 2021 Form 10-K. We review our critical accounting policies and estimates with the audit and finance committee of our board of directors on an annual basis.
There have been no material changes in our critical accounting policies from those disclosed in our 2021 Form 10-K.
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
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts may fail to meet their contractual obligations. To mitigate such counterparty credit risk, we enter into contracts only with carefully selected financial institutions based upon ongoing evaluations of their creditworthiness. As a result, we do not believe we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of March 31, 2022.
Foreign Currency Risk
We manage our exposure to changes in foreign currency exchange rates through the use of foreign exchange forward contracts and cross-currency swap contracts. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and cash equivalents.
Foreign Exchange Forward Contracts
A portion of our bookings, revenue and operating expenses is denominated in foreign currencies, which are subject to exchange rate fluctuations. Our most significant foreign currency exposures are the Euro, the British pound, the Canadian dollar and the Australian dollar. Our reported bookings, revenues and operating results may be impacted by fluctuations in foreign currency exchange rates. Fluctuations in exchange rates may also cause us to recognize transaction gains and losses in our statements of operations; however, such amounts were not material during the current period. As our international operations continue to grow, our exposure to fluctuations in exchange rates will increase, which may increase the costs associated with this growth. During the three months ended March 31, 2022, total bookings growth in constant currency would have been approximately 100 basis points higher and total revenue growth would have been approximately 20 basis points higher. Constant currency is calculated by translating bookings and revenue for each month in the current period using the foreign currency exchange rate for the corresponding month in the prior period, excluding any hedging gains or losses realized during the period. We believe constant currency information is useful in analyzing underlying trends in our business by eliminating the impact of fluctuations in foreign currency exchange rates and allows for period-to-period comparisons of our performance.
From time-to-time, we may utilize foreign exchange forward contracts to manage the volatility of our bookings and revenue related to foreign currency transactions. These forward contracts reduce, but do not eliminate, the impact of adverse currency exchange rate fluctuations. We generally designate these forward contracts as cash flow hedges for accounting purposes. Changes in the intrinsic value of designated hedges are recorded as a component of AOCI. Gains and losses, once realized, are recorded as a component of AOCI and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. The realized and unrealized gains and losses included in AOCI were not material.

Cross-Currency Swaps
In order to manage variability due to movements in foreign currency exchange rates related to a Euro-denominated intercompany loan, we entered into five-year cross-currency swaps in April 2017. In March 2022, we entered into a transaction to extend the maturity of these swaps to August 31, 2027, as described in Note 9 to our financial statements. The 2022 Cross-Currency Swaps had an aggregate amortizing notional amount of €1,181.1 million at March 31, 2022 (approximately $1,307.1 million).
The swaps designated as cash flow hedging relationships convert the Euro-denominated interest and principal receipts on the intercompany loan into fixed U.S. dollar interest and principal receipts, thereby reducing our exposure to fluctuations between the Euro and U.S. dollar. Changes to the fair value of the cross-currency swaps due to changes in the value of the U.S. dollar relative to the Euro would be largely offset by the net change in the fair values of the underlying hedged items.
The swaps designated as net investment hedging relationships hedge the foreign currency exposure of our net investment in certain Euro denominated functional currency subsidiaries. At maturity, the Euro notional value will be exchanged for the U.S. dollar notional value.
Interest Rate Risk
Interest rate risk reflects our exposure to movements in interest rates associated with our variable-rate debt. See Note 8 to our financial statements for additional information regarding our long-term debt.
Total borrowings under our 2024 Term Loans were $1,776.2 million as of March 31, 2022. These borrowings bear interest at a rate equal to, at our option, either (a) the London Interbank Offered Rate (LIBOR) plus 1.75% per annum or (b) 0.75% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%.
Total borrowings under our 2027 Term Loans were $736.9 million as of March 31, 2022. These borrowings bear interest at a rate equal to, at our option, either (a) LIBOR plus 2.0% per annum or (b) 1.0% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0% .
All LIBOR-based interest rates under the Credit Facility are subject to a 0.0% floor on LIBOR.
In April 2017, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement to effectively convert a portion of the variable-rate borrowings under the 2024 Term Loans to a fixed rate. Prior to this arrangement's contractual maturity date of April 3, 2022, in March 2022, we entered into a transaction to extend the maturity of these swaps to August 31, 2027, as described in Note 9 to our financial statements. The 2022 Interest Rate Swaps, which had a notional amount of $1,259.2 million as of March 31, 2022, serve to convert a portion of the variable-rate borrowings under the 2024 Term Loans to a fixed rate of 4.81%.
In August 2020, we entered into seven-year pay-fixed rate, receive-floating rate interest rate swap arrangements to effectively convert the variable one-month LIBOR interest rate on the 2027 Term Loans borrowings to a fixed rate of 0.705%. These interest rate swaps, which mature on August 10, 2027, had an aggregate notional amount of $736.9 million as of March 31, 2022.
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
Based on this evaluation, our CEO and CFO, concluded that, as of March 31, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2022 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
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
Our success depends on our ability to attract and retain customers and increase sales to new and existing customers. Although our total customers and revenue have grown rapidly in the past, in recent periods our slower growth rates have reflected the larger size and scale and maturity of our business. We cannot be assured that we will achieve similar growth rates in future periods as our total customers and revenue could decline or grow more slowly than we expect. Our gross customer adds for 2021 declined relative to 2020 and there is uncertainty regarding levels of customer demand and growth going forward. The rate at which new and existing customers purchase and renew subscriptions to our products could fluctuate or decline as a result of a number of factors, such as lower demand for domain names, websites and related products, declines in our customers' level of satisfaction with our products and the support provided by our GoDaddy Guides, the timeliness and success of product enhancements and introductions by us and those of our competitors, the pricing offered by us and our competitors, and the frequency and severity of any system outages, breaches, or technological change.
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
Our business has been focused in the past few years on serving users who are considering starting a business and small or medium-sized businesses and ventures that are up and running but need help growing and expanding their digital capabilities. We are also focused on other customer populations, such as Partners, Domain Registrars and Investors, and other Registrars and Corporate Domain Portfolio owners, including those that are more technically savvy. For these customers we are developing new features and applications. For example, for our technically-sophisticated web designers, developers and customers, we provide high-performance, flexible hosting and security products that can be used with a variety of open source design tools as well as Managed WordPress. Some of our newly developed products are suited for more technically skilled customers. If we are unable to increase sales of our products to all customer segments we may target, our estimated total addressable market may be overstated and our business, growth prospects and operating results may be adversely affected.
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
If we do not successfully develop and market products that anticipate or respond timely to the needs of our customers, our business and operating results may suffer.
The markets in which we compete are characterized by constant change and innovation, frequent new product and service introductions and evolving industry standards, and we expect them to continue to evolve rapidly. Our historical success has been based on our ability to identify and anticipate customer needs and design products that provide our customers with the tools they need to grow their businesses. For example, in September 2021, we expanded our product offerings with the launch of OmniCommerce to provide an enhanced suite of tools for our customers to sell, track and manage sales online and offline. We also extended GoDaddy Payments with the launch of two POS devices that integrate into our newly-created dashboard, Commerce Hub. To the extent we are not able to continue to identify challenges faced by entrepreneurs, small businesses and ventures and provide products responding in a timely and effective manner to their evolving needs, our business, operating results and financial condition may be adversely affected.
There is no assurance we will continue to successfully identify new opportunities, develop and bring new products to market on a timely basis, or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive. If we fail to accurately predict customers' changing needs, such as the need for expanded online and offline commerce tools, or emerging technological trends, such as artificial intelligence, or if we fail to achieve the benefits expected from our investments in technology, our business and operating results could be harmed. These product and technology investments include those we develop internally, such as our "do-it-yourself" website builder Websites + Marketing and our hosting platforms and security products, those we acquire and develop through acquisitions, such as GoDaddy Payments, GoDaddy Studio, Uniregistry's registrar and brokerage business, SkyVerge, and our registry businesses including Neustar, and those related to our partner programs, such as Microsoft.
We must continue to commit significant resources to develop our technology to maintain our competitive position, doing so without knowing whether such investments will result in successful products for our customers. Our new products or product enhancements could fail to attain meaningful customer acceptance for many reasons, including:
•failure to accurately predict market demand or customer preferences;
•defects, errors or failures in product design or performance;
•negative publicity about product performance or effectiveness, including negative comments on social media;

•poor business conditions for our customers or poor general macroeconomic conditions, including as a result of the COVID-19 pandemic, international conflicts such as the Russia-Ukraine military conflict or otherwise;
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
We expect competition to increase in the future from competitors in the domain and hosting and presence markets, such as United Internet, Newfold Digital, Namecheap, Automattic, WP Engine and Donuts, from companies such as Google, Amazon and Microsoft, which provide web-hosting, other cloud-based services, domain name registration and marketing platforms, those companies which offer Internet marketing platforms such as Meta (the parent company of Facebook, Instagram and WhatsApp), TikTok, Yelp and Toast, and Block (formerly Square), BigCommerce, Stripe and PayPal which offer commerce capabilities. In particular, the extension of the Cooperative Agreement between Verisign Inc. (Verisign), the registry for .com and .net, and the U.S. Department of Commerce in 2018 gave Verisign the right to become an ICANN-accredited registrar for any gTLD other than .com. While Verisign has not publicly announced whether it will become a registrar, it would become one of our competitors if it were to do so, which could have a negative impact on our business and industry. In addition, we face competition in the website and e-commerce site building market from competitors such as Wix, Squarespace and Shopify, from providers of social media networks and applications including Meta (the parent company of Facebook, Instagram and WhatsApp) and Tencent, and from digital infrastructure providers including Cloudflare. Some of our current and potential competitors have greater resources, more brand recognition and consumer awareness, more diversified product offerings, greater international scope and larger customer bases than we do, and we may therefore not be able to effectively compete with them. In addition, some of our competitors seek to disrupt the market by offering their services and products at low or no cost; for example, Cloudflare offers domains at wholesale cost and Let's Encrypt offers security certificates at no cost. If these competitors and potential competitors decide to devote greater resources to the development, promotion and sale of products in the markets in which we compete, or if the products offered by these companies are more attractive to or better meet the evolving needs of our customers, our market share, growth prospects and operating results may be adversely affected.
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
•heightened risk of unfair or corrupt business practices in certain geographies, and compliance with anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act;
•compliance with market access regulations, tariffs and import, export and general trade regulations, including economic sanctions and embargos;
•the potential for political, social or economic unrest, terrorism, hostilities or war, including the current military conflict between Russia and Ukraine; and
•multiple and possibly overlapping tax regimes.
The expansion of our existing international operations and entry into additional international markets has required and will continue to require significant management attention and financial resources. These increased costs may increase our cost of acquiring international customers, which may delay our ability to achieve profitability or reduce our profitability in the future. We may also face pressure to lower our prices in order to compete in emerging markets, which could adversely affect revenue derived from our international operations. In addition, certain of our operations are in higher risk regions such as China, India, Russia and Ukraine. Unanticipated events, such as geopolitical changes, could adversely affect those operations. In particular, there is uncertainty as to the future of U.S. trade policy with respect to China. These and other factors associated with our international operations could impair our growth prospects and adversely affect our business, operating results and financial condition. Given the risks associated with our international operations, we may decide to relocate international operations either to other foreign countries or domestically. Any such relocation would require significant management attention and financial resources, could adversely affect our business, operating results and financial condition, and may not prove to be successful. Moreover, in February 2022, Russia launched a military assault in Ukraine which has expanded to a full-scale military invasion of Ukraine by Russian troops. Following Russia’s invasion of Ukraine, the U.S., the U.K., and the European Union governments, among others, have developed coordinated financial and economic sanctions targeting Russia that, in various ways constrain transactions with numerous Russian entities, including major Russian banks, and individuals. Although we have no employees or facilities in Russia or Ukraine, we do have a limited number of customers and contractors in these locations. As a result, a prolonging of this conflict could cause delays in future product launches if such contractors are unable to work and/or it becomes necessary to locate and train new contractors to support these products. In addition, we opted to shut down our GoDaddy site in Russia and have removed support for the Ruble. Our business has not been materially impacted to date by the ongoing military conflict, however it is impossible to predict the extent to which our operations will be impacted or the ways in which the conflict may impact our business in the long term.
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
As part of our business strategy, we have in the past made, and may in the future make, acquisitions or investments in companies, talent, products, domain portfolios and technologies that we believe will complement or supplement our business and address the needs of our customers, such as our acquisitions of GoDaddy Studio, Uniregistry's registrar and brokerage business, SkyVerge, our registry businesses including Neustar, and GoDaddy Payments. We cannot ensure we will be able to successfully integrate the acquired products, talent and technology or achieve the revenue and expense synergies we expect as a result of these acquisitions. Even if we do successfully integrate acquired products, we may not successfully integrate the associated brands into our portfolio or may decide to modify, retire or change the direction of the associated brands, which could adversely affect our operating results. If we fail to properly evaluate, execute or integrate acquisitions or investments, the anticipated benefits may not be realized, we may be exposed to unknown or unanticipated liabilities and our business and growth prospects could be harmed. In addition, any future acquisitions we complete could be viewed negatively by our customers, investors or industry analysts.
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
We may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired company, including issues related to intellectual property, solution quality or architecture, privacy, data protection, information security practices, regulatory compliance practices, employment practices, customer or sales channels and integrations of prior acquisitions. We are also required to integrate, operate and manage an acquired company's security infrastructure, which may be particularly challenging when acquired businesses utilize heavily customized or outdated systems or if we face of loss of personnel of the acquired business. Challenges with acquired systems and/or the loss of personnel familiarity with and responsible for such acquired systems could increase our vulnerability to network attacks, security incidents or similar events. We may also face competition for acquisitions from larger competitors that may have more extensive financial resources, which may increase the cost or limit the availability of acquisitions.
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
We may enter into new lines of business that offer new products and/or services, which may subject us to additional risks.
From time to time, we may enter into new lines of business that offer new products and/or services. For example, in August 2020 we completed the acquisition of the Neustar registry business, facilitating our entry into the domain name registry business and in February 2021, we completed our acquisition of Poynt (now known as GoDaddy Payments), facilitating our entry into the off-line commerce business and supplementing our existing e-commerce offerings. Our lack of experience with or knowledge of new lines of business we choose to enter, as well as external factors, such as competitive alternatives, potential conflicts of interest, either real or perceived, and shifting market preferences, may impact our implementation and operation of such new lines of business. Other risks of implementing new lines of business include:
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
We believe a critical contributor to our success has been our company culture, which we believe fosters innovation, creativity, a customer-centric focus, passion, teamwork collaboration and loyalty. We have invested substantial time and resources in building our team within this company culture. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel and to effectively focus on and pursue our company objectives. Our corporate culture is central to our devoted GoDaddy Guides, which is a key component of the value we offer our customers. As we continue to evolve our business, expand our global footprint and product portfolio, and rely more on remote workers, we may find it difficult to maintain these important aspects of our culture, which could limit our ability to innovate and operate effectively. We believe we provide a workplace in which employees are best served by direct discussion with management regarding pay, benefits and other workplace practices. Currently none of our workforces in the U.S. is subject to collective bargaining agreements, however, if areas of our workforce were to organize we may find it difficult to maintain our culture, cost structure, and control over the delivery our products, which could adversely impact our culture and results of operations. Certain of our employees in Germany are represented by employee works councils and elsewhere some international employees are represented by worker representatives in accordance with local regulations.

As a result of the COVID-19 pandemic, a substantial portion of our personnel, including our GoDaddy Guides, have been working remotely, which could negatively affect our culture. In late 2021 and early 2022, we reopened certain offices and allowed employees to return to such offices on a voluntary basis. We expect to reopen other offices this year. We anticipate working arrangements for most employees will differ from the arrangements before the COVID-19 pandemic. We expect that some of our employees may continue to work from home on a full-time or part-time basis. The full or partial return to in-office work and the potential transition to permanent remote working arrangements for some employees may result in increased costs, decreased efficiency, deterioration of company culture and/or other unforeseen challenges. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, continue to perform at current levels or execute on our business strategy.
Operational Risks
We are exposed to the risk of system failures and capacity constraints.
We have experienced, and may in the future experience, system failures and outages disrupting the operation of our websites or our products such as web-hosting and email, or the availability of our customer care operations. Our revenue depends in large part on the volume of traffic to our websites, the number of customers whose websites we host on our servers and the availability of our customer care operations. Accordingly, the performance, reliability and availability of our websites and servers for our corporate operations and infrastructure, as well as in the delivery of products to customers, are critical to our reputation and our ability to attract and retain customers. Any such system failure or outage could generate negative publicity, which could negatively impact our reputation and financial results. As we continue our transition over the next several years to AWS to host our products, we have become, and will become, more dependent on third parties to accommodate the high volume of traffic to our websites and those of our customers.
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
As an operator of critical Internet infrastructure, the company is frequently targeted and experiences a high rate of attacks. These include the most sophisticated forms of attacks, such as advanced persistent threat attacks and zero-hour threats. These forms of attacks involve situations where the threat is not compiled or undetectable within our observation and threat indicators space until the moment it is launched. For example, we regularly experience, and may experience in the future, distributed denial of service (DDOS) attacks aimed at disrupting service to our customers and attempts by hackers to place illegal or abusive content on our or our customers' websites. Our response to such DDOS attacks may be insufficient to protect our network and systems, especially as attacks increase in size and nation-state actors use DDOS attacks against political and economic adversaries. In addition, there has been an increase in the number of malicious software attacks in the technology industry generally, including newer strains of malware, ransomware and cryptocurrency mining software. Moreover, retaliatory acts by Russia in response to economic sanctions or other measures taken by the international community against Russia arising from the Russia-Ukraine military conflict could include an increased number or severity of cyber attacks from Russia or its allies.
Social engineering efforts may compromise our personnel or those of our third-party vendors, leading to unauthorized access to facilities, systems or information we have a responsibility to protect, which could lead to the unauthorized acquisition of information, the unavailability of systems or information or the compromise of customer accounts. Despite efforts to promote security awareness and training for our personnel and vendors, malicious actors are increasingly sophisticated and successful in their use of social engineering techniques. For example, in 2020 and 2021, we experienced an increased level of social engineering attempts and several successful social engineering efforts, including by a persistent threat actor, which have, among other things, attempted to transfer customer domain names and targeted domains related to cryptocurrency. We have taken steps and continue to work to enhance our security and resilience against social engineering, requiring additional engineering efforts and modifications to our technology architecture as well as the expenditure of time and additional cost. We cannot guarantee that in all cases our efforts will be successful or that future social engineering incidents will have minimal impact to our financial and reputational harm.
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
If the security of the confidential information, personal information or payment card information we or our vendors or partners maintain, including that of our customers and the visitors to our customers' websites stored in our systems, is breached or otherwise subjected to unauthorized access, our reputation may be harmed and we may be exposed to liability.
Our business involves the storage and transmission of confidential information, including personal information and payment card information. In addition, nearly all of our products are cloud-based and we store such data for our customers on our servers, and on servers used by our vendors and partners (such as AWS). We take measures intended to protect the security, integrity and confidentiality of the personal information and other sensitive information, including payment card information, that we collect, store or transmit, but cannot guarantee that inadvertent or unauthorized use or disclosure of such information will not occur or that third parties, including nation-states and bad actors, or our personnel, or those of our vendors will not gain unauthorized or other malicious access to this information or systems where personal information is processed despite our preventative efforts or those of our vendors or partners.
If third parties succeed in penetrating our security measures or those of our vendors and partners, or in otherwise accessing or obtaining without authorization the payment card information or other sensitive or confidential information we or our vendors and partners maintain, we could be subject to liability, loss of business, litigation, government investigations or other losses. As we continue to rely more on third-party and public-cloud infrastructures, such as AWS and other third-party service providers, we have become, and will become, more dependent on third-party security measures to protect against unauthorized access, cyber attacks and the mishandling of customer data. Increased handling of personal information and other customer data and confidential information by third parties, may create increased risks of unauthorized disclosure, misuse or loss of these types of information and may require us to expend significant time and resources to address incidents of failure in such third parties' security measures. We also anticipate being required to expend significant resources to maintain and improve our oversight of vendors and other third parties with whom we share data or otherwise process data on our behalf. In addition, our customers and partners have in the past and may in the future request we produce evidence of our data security program as part of their own compliance programs. Responding to such requests may be costly and time consuming.
If we or our partners experience any breaches or sabotage of our security measures, or otherwise suffer unauthorized use or disclosure of, or access to, personal information or other confidential information, including payment card information, we might be required to expend significant capital and resources to remediate these problems and protect against additional breaches or sabotage. We may not be able to remedy any problems caused by threat actors in a timely manner, or at all, due to, among other things, a lack of qualified personnel to handle such problems or the failure of our personnel to follow internal policies and procedures. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until after they are launched against a target, we and our vendors and partners may be unable to anticipate these techniques or to implement adequate preventative measures on a timely basis. Advances in computer capabilities, discoveries of new weaknesses, increased likelihood of nation-state cyber attacks (including retaliatory cyber attacks by Russia in response to economic sanctions resulting from the Russia-Ukraine military conflict), and other developments with software generally used by the Internet community, such as the Meltdown and Spectre vulnerabilities, which exploit security flaws in chips manufactured in the last 20 years, the Shellshock vulnerability in the Linux Bash shell, the Log4Shell vulnerability in the widely used logging library Log4j, continually evolving ransomware attacks, or developments related to vendor software (e.g., SolarWinds Orion product incident), also increase the risk that we, or our customers using our servers and services, will suffer a security breach. We or our partners may also suffer security breaches or unauthorized access to personal information and other confidential information, including payment card information, due to employee error, rogue employee activity, unauthorized access by third parties acting with malicious intent or committing an inadvertent mistake, or social engineering. If a breach of our security or other data security incident occurs or is perceived to have occurred, the perception of the effectiveness of our security measures and our reputation could be harmed and we could lose current and potential customers.

Security breaches or other unauthorized access to personal information and other confidential information, including payment card information, could result in mandatory customer, regulator, contractual, and/or payment card provider notifications, litigation, government investigations, adverse publicity, and claims against us for unauthorized purchases with payment card information, identity theft or other similar fraud claims, and claims for other misuses of personal information, including for unauthorized marketing purposes, which could result in a material adverse effect on our business, financial condition or reputation. Moreover, these claims could cause us to incur penalties from payment card associations (including those resulting from our failure to adhere to industry data security standards), termination by payment card associations of our ability to accept credit or debit card payments, any of which could have a material adverse effect on our business and financial condition. Although we maintain cyber liability insurance coverage that may cover certain liabilities in connection with a security breach or other security incident, we cannot be certain our insurance coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms (if at all) or that any insurer will not deny coverage as to any future claim. In addition, certain insurers have denied coverage if a nation-state is declared the sponsor or perpetrator of such security breach or incident. For example, following the U.S., UK, Canadian and Australian governments' attribution of Russia for the NotPetya ransomware attack, Zurich American Insurance Co. denied Mondelez International, Inc.'s claim for damages from that attack, resulting in ongoing litigation between Zurich and Mondelez. However, a January 2022 ruling from a court in New Jersey permitted Merck & Co. to recover under its cyber insurance policies for a NotPetya attack. These examples suggest there continues to be uncertainty across the cyber insurance market regarding the availability of coverage for nation-state-led cyber attacks. The successful assertion of one or more large claims against us that exceed available insurance coverage, the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, or denials of coverage based on "act of war" or similar exclusions triggered by attribution of an attack to a nation-state, particularly given the heightened risk of cyber attacks due to the ongoing Russia-Ukraine military conflict, could have a material adverse effect on our business, including our financial condition, results of operations and reputation.
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
We use a variety of marketing channels to promote our brand, including online keyword search, sponsorships and celebrity endorsements, television, radio and print advertising, email and social media marketing and through the selling and marketing efforts of our GoDaddy Guides who may recommend products or solutions to specifically meet the needs of our customers. In order to maintain and grow our revenues, we need to continuously optimize and diversify our marketing campaigns and strategies and increase our efforts to expand customer awareness of our portfolio of products. There can be no assurance that our marketing efforts will succeed. If we lose access to one or more of these channels, we may be unable to promote our brand effectively, which could limit our ability to grow our business. Further, if our marketing activities fail to generate traffic to our website, attract new customers or lead to new sales or renewals of our products at the levels we anticipate or our efforts to personalize our marketing efforts are not successful, our business and operating results could be adversely affected.
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
We believe our focus on high-quality customer care is critical to retaining, expanding and further penetrating our customer base, as well as generating additional sales of products to our customers. Our GoDaddy Guides have historically contributed significantly to our total bookings. In 2021, 2020 and 2019, approximately 11%, 12%, and 16% of our total bookings, respectively, were generated from the sale of product subscriptions by our GoDaddy Guides. Most of our current offerings are designed for customers who often self-identify as having limited to no technology skills. Our customers depend on our GoDaddy Guides to guide them as they create, manage and grow their digital identities, support their ubiquitous presence, both online and offline, and enable them with products to meet their commerce needs. Our GoDaddy Guides primarily engage with customers through direct calls, but have increasingly engaged with customers via other communication channels, such as chat, social media and webcasts and we continue to increase our self-serve solutions. As our customer base continues to grow, we must continue to broaden our portfolio of solutions, increase the scope of our solution deployments within our customers' IT infrastructure, and adapt our customer support organization to ensure our customers continue to receive the high level of customer service which they have come to expect. If we fail to maintain high quality customer care across our communications platforms to support our growing customers' needs, our reputation, financial results and business prospects may be materially harmed. Notwithstanding our commitment to customer care, our customers may occasionally encounter interruptions in service and other technical challenges, including those resulting from our GoDaddy Guides working remotely due to the COVID-19 pandemic. An interruption in service and other challenges could negatively impact our business.
A portion of our international GoDaddy Guides is engaged through third parties and not directly by us.
We continue to refine our efforts in customer care so we can adequately serve our domestic and international customers. A portion of our international GoDaddy Guides is engaged through third parties and not directly employed by us. If our agreements with such third parties are terminated for any reason, we will need to find and/or train alternative providers, which could increase our costs. In addition, such a disruption could adversely impact our ability to serve our customers and to sell products to new and existing customers and we may experience a decline in our subscription renewal rates and in our ability to cross-sell our products and our reputation may suffer, any of which could adversely affect our business, reputation and operating results.
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
Our future success and ability to innovate depends, in part, on our ability to continue to hire, retain, manage and motivate highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel or delays in hiring required personnel, may seriously harm our business, financial condition and operating results. Additionally, due to the COVID-19 pandemic, we temporarily closed offices and required substantially all personnel to work remotely. In late 2021 and early 2022, we reopened certain offices and allowed employees to return to such offices on a voluntary basis. Throughout the COVID-19 pandemic, we have helped our employees adapt to the work from home environment through technology assistance and continued learning opportunities. Our employees remain highly productive. As our offices continue to reopen, we expect to maintain and continue to improve our productivity and efficiency through the remote work environment, and the hybrid in-person and remote work environment. However, we cannot predict how our employees or business will be impacted by ongoing uncertainty relating to the COVID-19 pandemic, and we may experience difficulties onboarding new employees, managing employees and maintaining our culture while we work remotely and continue our return-to-office.
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
We maintain a network of different types of partners, some of which create integrations with our products. For example, we partnered with Microsoft Corporation to offer Office 365 email and related productivity tools and with Open-Xchange to offer OX-App-suite to our customers. We also worked to make certain of our products interoperable with services such as Yelp, Google, Amazon, WhatsApp and Instagram. In addition, we provide payment options for customers' websites through providers such as PayPal, Stripe, Block (formerly Square) and Mercado Libre. We have invested and will continue to invest in partner programs to provide new product offerings to our customers and help us attract additional customers. However, our relationships with our partners may not be as successful in generating new customers as we anticipate, which could adversely affect our ability to increase our total customers. Further, these integrated products could require substantial investment while providing no assurance of return or incremental revenue. We also rely on some of our partners to create integrations with third-party applications and platforms used by our customers, such as the email encryption service provided by ProofPoint, email backup and migration services provided by SkyKick and email archiving services provided by Barracuda. If our partners fail to create such integrations, or if they change the features of their applications or alter the terms governing use of their applications in an adverse manner, demand for our products could decrease, which would harm our business and operating results. If we are unable to maintain our contractual relationships with existing partners or establish new contractual relationships with potential partners, we may not be able to offer the products and related functionality our customers expect, and we may experience delays and increased costs in adding customers and may lose customers. Any ineffectiveness of our partner programs could materially adversely affect our business and results of operations. In addition, our partners may increase the fees they charge us or offer their services on terms that are less than favorable to us, including in connection with renewal negotiations. Such increased costs or less than favorable terms could result in increased costs to customers and potential loss of customers, which could have an adverse impact on our results of operations.
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
Despite precautions taken at our data centers, these facilities may be vulnerable to damage or interruption from break-ins, computer viruses, crypto-jacking, DDOS or other cyber attacks, acts of terrorism, vandalism or sabotage, power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes and similar events or any other type of loss or failure. The occurrence of any of these events or other unanticipated problems at these facilities could result in loss of data (including personal or payment card information), lengthy interruptions in the availability of our services and harm to our reputation and brand. While we have disaster recovery arrangements in place, they have been tested in only very limited circumstances and not during any large-scale or prolonged disasters or similar events.
The terms of our existing co-located data center agreements vary in length and expire on various dates through 2033. Only some of our agreements with our co-located data centers provide us with options to renew under negotiated terms. We also have agreements with other critical infrastructure vendors which provide all of our facilities, including our data centers, with bandwidth, fiber optics and electrical power. None of these infrastructure vendors are under any obligation to continue to provide these services after the expiration of their respective agreements with us, nor are they obligated to renew the terms of those agreements. If we are unable to renew these agreements on commercially reasonable terms, or if the service providers close such facilities or cease providing such services, we may be required to transfer to a new service provider, which may cause us to incur costs and service interruptions.
In addition, our existing co-located data center agreements may not provide us with adequate time to transfer operations to a new facility in the event of a termination. If we were required to move our equipment to a new facility without adequate time to plan and prepare for such migration, we would face significant challenges due to the technical complexity, risk and high costs of the relocation. Any such migration could result in significant costs for us and may result in data loss and significant downtime for a significant number of our customers which could damage our reputation and brand, cause us to lose current customers or become unable to new customers and adversely affect our operating results and financial condition.
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
•timing of expenses;
•macroeconomic conditions and the related impact on the worldwide economy, including as a result of continued uncertainty resulting from the COVID-19 pandemic or international conflicts such as the Russia-Ukraine military conflict;
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
We may release guidance in our quarterly earnings conference calls, quarterly earnings releases, or otherwise, based on predictions by management, which are necessarily speculative in nature. Our guidance may vary materially from actual results for a variety of reasons. If our revenue, bookings or other operating results, or the rate of growth of our revenue, bookings or operating results, fall below the expectations of our investors or securities analysts, or below any forecasts or guidance we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met our own or other publicly stated revenue, bookings or earnings forecasts. Our failure to meet our own or other publicly stated revenue, bookings or earnings forecasts, or even when we meet our own forecasts but fall short of securities analyst or investor expectations, could cause our stock price to decline and expose us to lawsuits, including securities class action suits. Such litigation could impose substantial costs and divert management's attention and resources.

We may not be able to achieve or maintain profitability in the future.
We had net income of $243 million in 2021, net loss of $494 million in 2020 and net income of $138 million in 2019. While we have experienced revenue growth over these periods, we may not be able to sustain or increase our growth or maintain profitability in the future or on a consistent basis. Though customer demand for our products improved in the first quarter of 2022 compared to the same period in 2021, the growth rate was lower than in prior years, primarily due to the ongoing COVID-19 pandemic and inflation as well as foreign currency headwinds due to the strength of the U.S. dollar; there remains uncertainty about the levels of customer demand and growth going forward as a result of these factors. We have incurred substantial expenses and expended significant resources to market, promote and sell our products. We also expect to continue to invest for future growth and to expand our product offerings. In addition, we expect to continue to incur significant accounting, legal and other expenses as a public company. Furthermore, we have incurred in recent periods, and may incur in future periods, large expenses which are not recurring, but which nonetheless negatively impact our operating results.
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
Our ability to obtain any financing will depend on a number of factors, including market conditions, our operating performance, investor interest and, in the case of debt financing, our then-current debt levels, expected debt amortization, interest rates and our credit rating. Volatility in the credit markets, including due to ongoing uncertainty relating to the COVID-19 pandemic, the ongoing Russia-Ukraine military conflict, as well as the U.S. Federal Reserve Bank's actions and pace of interest rate increases to combat inflation in the U.S. may have an adverse effect on our ability to obtain debt financing. Our credit rating may also be affected by our liquidity, financial results, economic risk or other factors, which may increase the cost of future financings. Any additional financing may not be available to us on acceptable terms or at all. If financing is not available, we may be required to reduce expenditures, including curtailing our growth strategies, forgoing acquisitions or reducing our product development efforts. If we succeed in raising additional funds through the issuance of equity or equity-linked securities, then existing stockholders could experience substantial dilution. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences and privileges senior to those of the holders of our Class A common stock. In addition, any such issuance could subject us to restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital, respond to competitive pressures and pursue business opportunities, including potential acquisitions. Further, to the extent we incur additional indebtedness or such other obligations, the risks associated with our substantial debt described elsewhere in this filing, including our possible inability to service our debt, would increase. Additionally, events and circumstances may occur that would cause us to not be able to satisfy applicable draw-down conditions and utilize our revolving line of credit. Although our credit agreements and the indenture governing our Senior Notes limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and may be amended with the consent of the requisite lenders or holders, as applicable. Accordingly, under certain circumstances, the amount of additional indebtedness that we may incur may be substantial.

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
Under certain tax receivable agreements, we will not be reimbursed for any payments made to our pre-IPO owners in the event any related tax benefits are later disallowed, or if sufficient profitability to utilize the related tax savings is not achieved.
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
As a result of the restrictions described above, we may be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. In addition, the terms of any future indebtedness we may incur could include additional restrictive covenants. There can be no assurance that we will be able to comply with current or additional covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the applicable lenders or holders or amend the covenants. Our failure to comply with current or future restrictive covenants or other current or future terms of indebtedness could result in a default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or are unable to refinance these borrowings, our results of operations and financial condition could be adversely affected.
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
Holders of the Senior Notes can require us to repurchase the Senior Notes upon a change of control of the Company. Our ability to repurchase the Senior Notes may be limited by law or the terms of other agreements relating to our indebtedness. In addition, we may not have sufficient funds to repurchase the Senior Notes or have the ability to arrange necessary financing on acceptable terms, if at all. A change of control of the Company may also constitute a default under, or result in the acceleration of the maturity of, our other then-existing indebtedness, including our credit facility. Our failure to repurchase the Senior Notes would result in a default under the Senior Notes, which may result in the acceleration of the Senior Notes and other then-existing indebtedness, including our credit facility. We may not have sufficient funds to make any payments triggered by such acceleration, which could result in foreclosure proceedings and our seeking protection under the U.S. bankruptcy code.
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
We are subject to a variety of laws and regulations, including regulation by various federal government agencies, including the FTC, FCC and state and local agencies, as well as data privacy and security laws in jurisdictions outside of the U.S. We collect personal information, including payment card information, and other confidential data from our current and prospective customers, website users and employees. The U.S. federal and various state and foreign governments have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personal information or other confidential data of individuals, including payment card information, and the FTC and many state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data. Self-regulatory obligations, other industry standards, policies and other legal obligations may apply to our collection, distribution, use, security or storage of personal information or other data relating to individuals, including payment card information. These obligations may be interpreted and applied inconsistently from one jurisdiction to another and may conflict with one another, other regulatory requirements or our internal practices. Any failure or perceived failure by us to comply with U.S., E.U. or other foreign privacy or security laws, policies, industry standards or legal obligations or any security incident resulting in the unauthorized access to, or acquisition, release or transfer of, personal information or other confidential data relating to our customers, employees and others, including payment card information, may result in governmental enforcement actions, litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.
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
In particular, with regard to transfers to the U.S. of personal data (as such term is used in the GDPR and applicable E.U. member state legislation, and as similarly defined under the proposed ePrivacy Regulation) from our employees and European customers and users, we historically relied upon the U.S.-E.U. Privacy Shield, as well as E.U. Model Clauses in certain circumstances. The U.S.-E.U. Privacy Shield was invalidated by the Court of Justice of the E.U. in July 2020, and the E.U. Model Clauses have been subject to legal challenge and were recently updated in June 2021. We may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the European Economic Area (EEA). We continue to assess the "Schrems II" decision issued by the Court of Justice of the E.U. on July 16, 2020, and its impact on our data transfer mechanisms. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators in the EEA to apply different standards to the transfer of personal data from the EEA to the U.S., and to block, or require ad hoc verification of measures taken with respect to certain data flows from the EEA to the U.S. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf. We may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of EEA residents. The regulatory environment applicable to the handling of EEA residents' personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.
In addition, several foreign countries and governmental bodies, including the E.U., Brazil, and Canada, have laws and regulations concerning the collection and use of their residents' personal information, including payment card information, which are often more restrictive than those in the U.S. laws. Although we believe we comply with those laws and regulations applicable to us, these obligations may be modified and interpreted in different ways by courts, and new laws and regulations may be enacted in the future. Within the EEA, the GDPR took full effect on May 25, 2018, and became directly applicable to companies established across E.U. member states. As the GDPR is a regulation rather than a directive, it applies throughout the EEA, but permits member states to enact certain supplemental requirements if they so choose. The GDPR also has broad extraterrestrial effect on companies established outside the EEA, with stringent requirements for processors and controllers of personal data and imposes significant penalties for non-compliance. Noncompliance with the GDPR can trigger fines of up to the greater of €20 million or 4% of global annual revenues. The UK exited the E.U. effective January 31, 2020, which has created uncertainty with regard to the regulation of data protection in the UK. In June 2021, the European Commission adopted an adequacy decision for data transfers from the E.U. to the UK. Nevertheless, this adequacy decision may be revisited and it remains to be seen how the UK's withdrawal from the E.U. will impact the manner in which UK data protection laws or regulations will develop and how data transfers to and from the UK will be regulated and enforced by the UK Information Commissioner's Office, E.U. data protection authorities, or other regulatory bodies in the longer term. In addition, some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.
Any new laws, regulations, other legal obligations or industry standards, or any changed interpretation of existing laws, regulations or other standards may require us to incur additional costs and restrict our business operations. For example, many jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. These mandatory disclosures regarding a security breach, or any other disclosures we may choose to undertake, could result in an increased risk of litigation and/or negative publicity to us, which may cause our customers to lose confidence in the effectiveness of our data security measures which could impact our operating results. In addition, we are required under the GDPR to respond to customers' subject access requests (SARs) and under the CCPA to similar customer requests, each within a certain time period, which entails determining what personal data is being processed, the purpose of any such data processing, to whom such personal data has been disclosed (and in the case of the CCPA, sold) and whether personal data is being disclosed for the purpose of making automated decisions relating to that customer. We may dedicate significant resources to responding to our customers' SARs, which could have a negative impact on our operating results. In addition, a failure to respond to SARs properly could result in fines, negative publicity and damage to our business.
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
Several U.S. federal statutes may apply to us with respect to various activities of our customers, including:
•The Anti-Cybersquatting Consumer Protection Act (ACPA) provides recourse for trademark owners against cybersquatters. Under the safe harbor provisions of the ACPA, domain name registrars are shielded from liability in many circumstances, including cybersquatting, although the safe harbor provisions may not apply if our activities are deemed outside the scope of registrar functions.
•The Digital Millennium Copyright Act (DMCA) provides recourse for owners of copyrighted material whose rights under U.S. copyright law have been infringed on the Internet. For example, the safe harbor provisions of the DMCA shield Internet service providers and other intermediaries from direct or indirect liability for copyright infringement. However, under the DMCA, we must follow the procedures for handling copyright infringement claims set forth in the DMCA, including expeditiously removing or disabling access to the allegedly infringing material upon the receipt of a proper notice from, or on behalf of, a copyright owner alleging infringement of copyrighted material located on websites we host.
•The Communication Decency Act (CDA) generally protects Internet service providers that do not own or control website content posted by customers from liability for certain activities of customers through regulation of Internet content unrelated to intellectual property. Under the CDA, we are generally not responsible for the customer-created content hosted on our servers and thus are generally immunized from liability for torts arising from, for example, the posting of defamatory or obscene content. As we increasingly create content for our customers, we may not be able to rely on such safe harbors and we may be held liable for such content under the DMCA and the CDA.
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
In addition to intellectual property claims, we are also involved in other types of litigation and claims, including claims relating to commercial disputes, consumer protection and employment, such as harassment. For example, we have faced or continue to face claims related to the Fair Labor Standards Act, the Telephone Consumer Protection Act, the Americans with Disabilities Act and the Arizona Consumer Fraud Act (and similar federal, state and international consumer protection statutes, including the Brazil Consumer Protection Code). In particular, we recently settled three class action complaints alleging violations of the Telephone Consumer Protection Act. Plaintiffs in such current and future litigation matters often file such lawsuits on behalf of a putative or certified class and typically claim substantial statutory damages and attorneys' fees, and often seek changes to our products, features or business practices. Although the results of any such current or future litigation, regardless of the underlying nature of the claims, cannot be predicted with certainty, the final outcome of any current or future claims or lawsuits we face could adversely affect our business, financial condition and results of operations. Any negative outcome from claims or litigation, including settlements, could result in payments of substantial monetary damages or fines, attorneys' fees or costly and significant and undesirable changes to our products, features, marketing efforts or business practices. As we expand our international operations, we have experienced an increase in litigation occurring outside of the U.S., due in part to consumer-friendly laws and regulations in certain countries and legal systems with limited experience with claims related to the domain industry. Defending such litigation is costly and time consuming. The outcome of such litigation may not be the same as similar litigation in the U.S., which may have an adverse effect on our business, financial condition and results of operations. Further, claims or litigation brought against our customers or business partners may subject us to indemnification obligations or obligations to refund fees to, and adversely affect our relationships with, our customers or business partners. Such indemnification or refund obligations or litigation judgments or settlements that result in the payment of substantial monetary damages, fines and attorneys' fees may not be sufficiently covered by our insurance policies if at all.
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
Our business activities are subject to various restrictions under U.S. export controls and trade and economic sanctions laws, including the U.S. Commerce Department's Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department's Office of Foreign Assets Control (OFAC). These also include financial and economic sanctions targeting Russia by U.S., the U.K. and the European Union governments following Russia's invasion of Ukraine. If we fail to comply with these laws and regulations, we could be subject to civil or criminal penalties and reputational harm. U.S. export control laws and economic sanctions laws also prohibit certain transactions with U.S. embargoed or sanctioned countries, governments, persons and entities.
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
The trading price of our Class A common stock is likely to be highly volatile and these fluctuations could cause you to lose all or part of your investment in our common stock. Since shares of our Class A common stock were sold in our initial public offering (IPO) in April 2015 at a price of $20.00 per share, the reported high and low sales prices of our Class A common stock have ranged from $21.04 to $[__] per share through April 29, 2022. Factors that may cause the market price of our Class A common stock to fluctuate include:
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
Provisions of our charter, bylaws and Delaware law may have anti-takeover effects that could prevent a change in control of the Company even if the change in control would be beneficial to our stockholders.
Our amended and restated certificate of incorporation and amended and restated bylaws provide for, among other things:
•a classified board of directors with staggered three-year terms;
•the ability of our board of directors to issue one or more series of preferred stock with voting or other rights or preferences that could have the effect of impeding the success of an attempt to acquire us or otherwise effect a change in control of the Company;
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
On December 12, 2021, we announced that, in connection with its governance review and with input from our stockholders through our annual engagement process, the board of directors recommended to our stockholders at our 2022 Annual Meeting of Stockholders certain amendments to our amended and restated certificate of incorporation, including a previously announced plan to eliminate our board of directors' classified structure, as well as the elimination of the supermajority threshold required for stockholders to amend our amended and restated certificate of incorporation and our amended and restated bylaws and the elimination of any exceptions or special rules to Section 203 of the DGCL. However, we can provide no assurance that our stockholders will approve such amendments at our 2022 Annual Meeting of Stockholders.
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
In the past, our board of directors has approved the repurchase of shares of our Class A common stock. In January 2022, our board of directors approved the repurchase of up to an additional $2,251.0 million of our Class A common stock. Such approval was in addition to the amount remaining available for repurchases under prior approvals of our board of directors, such that we have authority to repurchase up to $3,000.0 million of shares of our Class A common stock. Under this or any other future share repurchase programs, we may make share repurchases through a variety of methods, including open market share purchases, accelerated share repurchase programs, block transactions or privately negotiated transactions, in accordance with applicable federal securities laws. In February 2022, we entered into accelerated share repurchase agreements (ASRs) to repurchase shares of our Class A common stock in exchange for an up-front aggregate payment of $750.0 million. As of March 31, 2022, we had $2,250.0 million of remaining authorization available for repurchases. Future share repurchase programs may have no time limit, may not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
The impacts of the ongoing COVID-19 pandemic on the global economy and on our business continue to evolve. To protect the health and well-being of our employees, partners and third-party service providers, we implemented a near company-wide work-from-home requirement for most employees, made substantial modifications to employee travel policies, and cancelled or shifted our conferences and other marketing events to virtual-only. In late 2021 and early 2022, based on guidance from governmental authorities and health experts, we reopened certain offices and allowed employees to return to work on a voluntary basis. We expect to reopen other offices into 2022. Throughout the COVID-19 pandemic, we have helped our employees adapt to the work from home environment through technology assistance and continued learning opportunities. Our employees remain highly productive. We expect to maintain and continue to improve our productivity and efficiency through the remote only work environment, and the hybrid in-person and remote work environment as our offices open. However, we cannot predict how our employees or business will be impacted by the ongoing COVID-19 pandemic, and our ability to continue product development, marketing efforts, high-level customer service and account management with our customers, and how other aspects of our business could be impacted in the future.
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
General macro-economic conditions, such as a rise in interest rates, inflation in the cost of goods and services including labor, a recession or an economic slowdown in the U.S. or internationally, including as a result of continuing uncertainty from the COVID-19 pandemic or the Russia-Ukraine military conflict, could adversely affect demand for our products and make it difficult to accurately forecast and plan our future business activities. U.S. and global markets have recently been experiencing volatility and disruption due to new interest rate and inflation increases as well as the continued escalation of geopolitical tensions. For example, inflation in the U.S. began to rise in the second half of 2021 and has continued to rise in the first quarter of 2022. We are experiencing inflationary pressures in certain areas of our business, however we believe we have been able to slightly offset such pressures through our medium term contracts and hedging positions. Although our business has not yet been materially negatively impacted by such inflationary pressures, we cannot be certain that neither we nor our customers will be materially impacted by continued pressures. Additionally, on February 24, 2022, Russian troops engaged in a full-scale military invasion of Ukraine. Although the length and impact of the ongoing military conflict is highly unpredictable, it could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, the military conflict in Ukraine has led to sanctions and other penalties being levied by the U.S., EU and other countries against Russia, and other potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Although we have no employees or facilities in Russia or Ukraine, we do have a limited number of customers and contractors in these locations. As a result, a prolonging of this conflict could cause delays in future product launches if such contractors are unable to work and/or it becomes necessary to locate and train new contractors to support our products. In addition, we opted to shut down our GoDaddy site in Russia and have removed support for the Ruble. Our business has not been materially impacted to date by the ongoing military conflict and it is impossible to predict the extent to which our operations, or those of our customers and contractors, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Report.
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
Our continued growth depends on the ability of our customers to access our products, services and customer support at any time and within an acceptable amount of time. In addition, our ability to access certain third-party solutions is important to our operations and the delivery of our products, services and customer support. Although we have disaster recovery plans in place, a significant natural disaster, such as an earthquake, fire or flood or acts of terrorism, civil unrest, pandemics such as the COVID-19 pandemic, international conflicts, such as the Russia-Ukraine military conflict, or other similar events beyond our control could cause disruptions in our business or the business of our infrastructure vendors, data center hosting providers, partners or customers, our infrastructure vendors' abilities to provide connectivity and perform services on a timely basis or the economy as a whole. In the event our or our service providers' IT systems' abilities are hindered by any of the events discussed above, we and our customers' websites could experience downtime, and our products could become unavailable. A prolonged service disruption for any of the foregoing reasons would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the services we use.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Information regarding share repurchases is also provided in Note 4 to our financial statements included in Part 1, Item 1 of this Quarterly Report Form 10-Q and is incorporated herein by reference. Share repurchases during the three months ended March 31, 2022 were as follows:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs (in millions)
January 1 - January 31	—	N/A	—
February 1 - February 28	6,532	(1)	6,532
March 1 - March 31	—	N/A	—
Total	6,532		6,532	$2,250.0
_________________________________
(1)In February 2022, we entered into accelerated share repurchase agreements, as described in Note 4 to our financial statements. The total number of shares ultimately delivered under the agreements, and therefore the average repurchase price paid per share, will be determined based on the volume-weighted average price of our common stock during the purchase period, which is expected to be completed in the second quarter of 2022.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
None.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1+***	Employment Contract between Shanghai Universal Information Technology Consulting Co. and Roger Chen dated January 24, 2022	8-K/A	001-36904	10.1	1/26/2022
10.2	Master Confirmation, dated February 14, 2022, by and between GoDaddy Inc. and Goldman Sachs & Co. LLC	8-K	001-36904	10.1	2/16/2022
10.3	Master Confirmation, dated February 14, 2022, by and between GoDaddy Inc. and Morgan Stanley & Co. LLC	8-K	001-36904	10.2	2/16/2022
10.4+*	Form of Restricted Stock Unit Award Agreement under the GoDaddy Inc. 2015 Equity Incentive Plan
10.5+*	Form of Performance Restricted Stock Unit Award Agreement under the GoDaddy Inc. 2015 Equity Incentive Plan
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	The certifications attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of GoDaddy Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
***	Certain provisions or terms of the agreement have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. GoDaddy Inc. agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GODADDY INC.

Date:	May 4, 2022	/s/ Mark McCaffrey
Mark McCaffrey
Chief Financial Officer