Form 10-Q
period 2022-06-30
GoDaddy Inc.
filed 2022-08-04
CIK 1609711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                         ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒
As of July 29, 2022, there were 156,367,628 shares of GoDaddy Inc.'s Class A common stock, $0.001 par value per share, outstanding and 312,223 shares of GoDaddy Inc.'s Class B common stock, $0.001 par value per share, outstanding.

GoDaddy Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2022

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this Quarterly Report), including the sections titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors," contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, involving substantial risks and uncertainties. The words "believe," "may," "will," "potentially," "plan," "could," "should," "predict," "ongoing," "estimate," "continue," "anticipate," "intend," "project," "expect," "seek," or the negative of these words, or terms or similar expressions conveying uncertainty of future events or outcomes, or that concern our expectations, strategy, plans or intentions, are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated, or expected. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements discussed under the heading "Risk Factors" and in our publicly available filings and press releases. These statements include, among other things, those regarding:
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
•our ability to integrate acquisitions, including our recent acquisition of Pagely, our entry into new lines of business and our ability to achieve expected results from our integrations and new lines of business;
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
We operate in very competitive and rapidly-changing environments, and new risks emerge from time-to-time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report may not occur, and actual results could differ materially and adversely from those implied in our forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. Although we believe the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee the future results, levels of activity, performance or events and circumstances described in the forward-looking statements will be achieved or occur. Neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements for any reason after the date of this Quarterly Report to conform such statements to actual results or to changes in our expectations, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
Unless expressly indicated or the context suggests otherwise, references to "GoDaddy," "company," "we," "us" and "our" refer to GoDaddy Inc. and its consolidated subsidiaries, including Desert Newco, LLC and its subsidiaries (Desert Newco).
iii

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
GoDaddy Inc.
Consolidated Balance Sheets (unaudited)
(In millions, except shares in thousands and per share amounts)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$770.4	$1,255.7
Accounts and other receivables	60.5	63.6
Prepaid domain name registry fees	435.7	419.7
Prepaid expenses and other current assets	285.1	150.8
Total current assets	1,551.7	1,889.8
Property and equipment, net	222.3	220.0
Operating lease assets	93.6	109.2
Prepaid domain name registry fees, net of current portion	187.5	181.4
Goodwill	3,466.8	3,540.8
Intangible assets, net	1,298.6	1,384.7
Other assets	83.6	91.2
Total assets	$6,904.1	$7,417.1
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$97.4	$85.2
Accrued expenses and other current liabilities	355.2	437.3
Deferred revenue	1,980.5	1,890.1
Long-term debt	24.5	24.1
Total current liabilities	2,457.6	2,436.7
Deferred revenue, net of current portion	770.7	743.3
Long-term debt, net of current portion	3,848.0	3,858.2
Operating lease liabilities, net of current portion	125.9	142.7
Other long-term liabilities	87.9	77.7
Deferred tax liabilities	59.3	75.3
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.001 par value - 50,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value - 1,000,000 shares authorized; 156,545 and 166,901 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	0.2	0.2
Class B common stock, $0.001 par value - 500,000 shares authorized; 312 and 320 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	1,756.3	1,594.7
Accumulated deficit	(2,302.3)	(1,474.6)
Accumulated other comprehensive income (loss)	98.6	(38.6)
Total stockholders' equity (deficit) attributable to GoDaddy Inc.	(447.2)	81.7
Non-controlling interests	1.9	1.5
Total stockholders' equity (deficit)	(445.3)	83.2
Total liabilities and stockholders' equity (deficit)	$6,904.1	$7,417.1
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Operations (unaudited)
(In millions, except shares in thousands and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Applications & commerce	$317.2	$276.2	$620.3	$538.2
Core platform	698.3	655.1	1,397.9	1,294.2
Total revenue	1,015.5	931.3	2,018.2	1,832.4
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	360.5	332.0	730.7	653.2
Technology and development	198.1	172.0	388.2	358.4
Marketing and advertising	100.7	126.5	217.0	259.2
Customer care	78.9	78.3	156.6	156.9
General and administrative	94.7	84.5	185.3	179.7
Restructuring and other	9.6	—	9.6	—
Depreciation and amortization	48.4	50.0	96.6	99.0
Total costs and operating expenses	890.9	843.3	1,784.0	1,706.4
Operating income	124.6	88.0	234.2	126.0
Interest expense	(34.9)	(32.6)	(68.5)	(61.3)
Other income (expense), net	(1.2)	(0.9)	(2.3)	(0.2)
Income before income taxes	88.5	54.5	163.4	64.5
Benefit (provision) for income taxes	2.0	(7.6)	(4.3)	(6.8)
Net income	90.5	46.9	159.1	57.7
Less: net income attributable to non-controlling interests	0.1	0.1	0.3	0.1
Net income attributable to GoDaddy Inc.	$90.4	$46.8	$158.8	$57.6
Net income attributable to GoDaddy Inc. per share of Class A common stock:
Basic	$0.57	$0.28	$0.98	$0.34
Diluted	$0.56	$0.27	$0.97	$0.33
Weighted-average shares of Class A common stock outstanding:
Basic	159,822	168,204	162,060	168,816
Diluted	161,739	171,129	164,503	172,388
___________________________
(1) Costs and operating expenses include equity-based compensation expense as follows:
Cost of revenue	$0.4	$0.2	$0.7	$0.4
Technology and development	35.1	27.9	68.0	54.9
Marketing and advertising	7.5	7.0	14.5	13.2
Customer care	5.5	3.7	9.7	6.7
General and administrative	18.2	12.6	35.0	28.8
Total equity-based compensation expense	$66.7	$51.4	$127.9	$104.0
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$90.5	$46.9	$159.1	$57.7
Foreign exchange forward contracts gain (loss), net	20.6	0.9	23.8	3.0
Unrealized swap gain (loss), net(1)	49.1	(6.1)	139.0	18.3
Change in foreign currency translation adjustment	9.0	(5.9)	(25.3)	27.8
Comprehensive income	169.2	35.8	296.6	106.8
Less: comprehensive income attributable to non-controlling interests	0.3	0.1	0.6	0.4
Comprehensive income attributable to GoDaddy Inc.	$168.9	$35.7	$296.0	$106.4
___________________________
(1) Amounts are net of the tax effects reflected below:
Unrealized swap gain (loss), net	$—	$1.0	$(2.5)	$1.5
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Stockholders' Deficit (unaudited)
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	166,901	$0.2	320	$—	$1,594.7	$(1,474.6)	$(38.6)	$1.5	$83.2
Net income	—	—	—	—	—	68.4	—	0.2	68.6
Equity-based compensation, including amounts capitalized	—	—	—	—	62.2	—	—	—	62.2
Stock option exercises	202	—	—	—	8.5	—	—	—	8.5
Repurchases of Class A common stock	(6,532)	—	—	—	—	(750.2)	—	—	(750.2)
Impact of derivatives, net	—	—	—	—	—	—	93.1	—	93.1
Change in foreign currency translation adjustment	—	—	—	—	—	—	(34.3)	—	(34.3)
Vesting of restricted stock units and other	1,115	—	(8)	—	0.2	—	(0.1)	0.1	0.2
Balance at March 31, 2022	161,686	0.2	312	—	1,665.6	(2,156.4)	20.1	1.8	(468.7)
Net income	—	—	—	—	—	90.4	—	0.1	90.5
Equity-based compensation, including amounts capitalized	—	—	—	—	67.5	—	—	—	67.5
Stock option exercises	158	—	—	—	4.9	—	—	—	4.9
Repurchases of Class A common stock	(6,059)	—	—	—	—	(236.3)	—	—	(236.3)
Issuance of Class A common stock under ESPP	302	—	—	—	18.4	—	—	—	18.4
Impact of derivatives, net	—	—	—	—	—	—	69.7	—	69.7
Change in foreign currency translation adjustment	—	—	—	—	—	—	9.0	—	9.0
Vesting of restricted stock units and other	458	—	—	—	(0.1)	—	(0.2)	—	(0.3)
Balance at June 30, 2022	156,545	$0.2	312	$—	$1,756.3	$(2,302.3)	$98.6	$1.9	$(445.3)

GoDaddy Inc.
Condensed Consolidated Statements of Stockholders' Deficit (unaudited) (continued)
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	169,157	$0.2	688	$—	$1,308.8	$(1,190.9)	$(131.0)	$1.1	$(11.8)
Net income	—	—	—	—	—	10.8	—	—	10.8
Equity-based compensation, including amounts capitalized	—	—	—	—	53.2	—	—	—	53.2
Stock option exercises	309	—	—	—	11.8	—	—	(0.2)	11.6
Repurchases of Class A common stock	(2,544)	—	—	—	—	(195.1)	—	—	(195.1)
Impact of derivatives, net	—	—	—	—	—	—	26.5	—	26.5
Change in foreign currency translation adjustment	—	—	—	—	—	—	33.7	—	33.7
Vesting of restricted stock units and other	1,523	—	(209)	—	(0.4)	—	(0.4)	0.9	0.1
Balance at March 31, 2021	168,445	0.2	479	—	1,373.4	(1,375.2)	(71.2)	1.8	(71.0)
Net income	—	—	—	—	—	46.8	—	0.1	46.9
Equity-based compensation, including amounts capitalized	—	—	—	—	52.1	—	—	—	52.1
Stock option exercises	337	—	—	—	14.2	—	—	—	14.2
Repurchases of Class A common stock	(956)	—	—	—	—	(80.8)	—	—	(80.8)
Issuance of Class A common stock under ESPP	291	—	—	—	18.4	—	—	—	18.4
Impact of derivatives, net	—	—	—	—	—	—	(5.2)	—	(5.2)
Change in foreign currency translation adjustment	—	—	—	—	—	—	(5.9)	—	(5.9)
Vesting of restricted stock units and other	603	—	(100)	—	(0.1)	—	—	—	(0.1)
Balance at June 30, 2021	168,720	$0.2	379	$—	$1,458.0	$(1,409.2)	$(82.3)	$1.9	$(31.4)
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net income	$159.1	$57.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96.6	99.0
Equity-based compensation expense	127.9	104.0
Other	45.8	16.8
Changes in operating assets and liabilities, net of amounts acquired:
Prepaid domain name registry fees	(24.8)	(40.6)
Deferred revenue	127.0	196.4
Other operating assets and liabilities	(29.8)	(2.6)
Net cash provided by operating activities	501.8	430.7
Investing activities
Business acquisitions, net of cash acquired	—	(320.1)
Purchases of property and equipment	(30.2)	(21.1)
Other investing activities	(0.3)	(18.7)
Net cash used in investing activities	(30.5)	(359.9)
Financing activities
Proceeds received from:
Issuance of senior notes	—	800.0
Stock option exercises	13.3	25.8
Issuance of Class A common stock under ESPP	18.4	18.4
Payments made for:
Repurchases of Class A common stock	(967.1)	(275.9)
Repayment of term loans	(16.2)	(16.2)
Other financing obligations	(2.1)	(12.5)
Net cash provided by (used in) financing activities	(953.7)	539.6
Effect of exchange rate changes on cash and cash equivalents	(2.9)	(0.4)
Net increase (decrease) in cash and cash equivalents	(485.3)	610.0
Cash and cash equivalents, beginning of period	1,255.7	765.2
Cash and cash equivalents, end of period	$770.4	$1,375.2

Cash paid during the period for:
Interest on long-term debt, including impact of interest rate swaps	$59.6	$45.7
Income taxes, net of refunds received	$6.9	$11.6
Amounts included in the measurement of operating lease liabilities	$25.3	$27.0
Supplemental disclosure of non-cash transactions
Operating lease assets obtained in exchange for operating lease liabilities	$7.1	$6.5
Accrued purchases of property and equipment at period end	$6.1	$2.2
Share repurchases not yet settled	$19.3	$—
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except shares in thousands and per share amounts)

1.    Organization and Background
Organization
We are the sole managing member of Desert Newco, and as a result, we consolidate its financial results and report non-controlling interests representing the economic interests held by other members. The calculation of non-controlling interests excludes any net income attributable directly to GoDaddy Inc. As of June 30, 2022, we owned more than 99.8% of Desert Newco.
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
These financial statements should be read in conjunction with our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021, as superseded by, and solely to the extent set forth in, our Current Report on Form 8-K filed on July 15, 2022 (collectively, the 2021 Form 10-K).
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
2.    Summary of Significant Accounting Policies
Property and Equipment
Property and equipment, net by geography was as follows:

	June 30, 2022	December 31, 2021
U.S.	$165.2	$162.6
France	26.1	23.8
All other international	31.0	33.6
	$222.3	$220.0
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
Net Investment Hedges
We use cross-currency swaps to reduce the risk associated with exchange rate fluctuations on our net investments in certain foreign operations. Changes in the fair value of these derivative instruments are recorded in equity as a component of AOCI in the same manner as foreign currency translation adjustments (CTA). We elected to use the spot method to assess effectiveness of these derivatives. Under this method, changes in fair value of the hedging instruments attributed to changes in spot rates are initially recorded in the CTA component of AOCI and will remain there until the hedged net investments are sold or substantially liquidated. Changes in fair value of the hedging instruments other than those due to changes in the spot rate are initially recorded in the CTA component of AOCI and are amortized to interest expense using a systematic and rational method over the instruments' term.
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
Applications and Commerce. A&C revenue primarily consists of revenue from sales of products containing proprietary software such as Websites + Marketing and Managed WordPress and commerce products such as payment processing fees and point-of-sale (POS) hardware as well as sales of third-party email and productivity solutions such as Microsoft Office 365. A&C revenue also includes revenue from sales of products, such as website security products, when they are included in bundled offerings of our proprietary software products. Consideration is generally recorded as deferred revenue when received, which is typically at the time of sale, and revenue from most A&C products is recognized ratably over the period in which the performance obligations are satisfied, which is typically over the contract term. Payment processing fee revenue is recognized at the time of the transaction and revenue from the sale of POS hardware is recognized at the time when ownership is transferred to the customer.
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

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
As Previously Reported
Revenue:
Domains	$436.7	$859.4
Hosting and presence	318.5	628.8
Business applications	176.1	344.2
Total revenue	$931.3	$1,832.4

As Revised
Revenue:
Applications and commerce	$276.2	$538.2
Core platform	655.1	1,294.2
Total revenue	$931.3	$1,832.4
Disaggregated Revenue
Revenue by major product type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Applications and commerce	$317.2	$276.2	$620.3	$538.2
Core platform: domains	485.0	438.3	968.9	862.3
Core platform: other	213.3	216.8	429.0	431.9
	$1,015.5	$931.3	$2,018.2	$1,832.4
No single customer represented over 10% of our total revenue for any period presented.
Revenue by geography is based on the customer's billing address and was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
U.S.	$684.7	$614.1	$1,357.6	$1,212.1
International	330.8	317.2	660.6	620.3
	$1,015.5	$931.3	$2,018.2	$1,832.4
No international country represented more than 10% of total revenue in any period presented.
See Note 6 for information regarding our deferred revenue.

Assets Recognized from Contract Costs
Fees paid to various registries at the inception of a domain registration or renewal represent costs to fulfill a contract. We capitalize and amortize these prepaid domain name registry fees to cost of revenue consistent with the pattern of transfer of the product to which the asset relates. Amortization expense of such asset was $177.6 million and $167.7 million for the three months ended June 30, 2022 and 2021, respectively, and was $351.7 million and $328.6 million for the six months ended June 30, 2022 and 2021, respectively.
Restructuring and other
Restructuring and other primarily represents charges recorded in connection with the impairment of assets.
Fair Value Measurements
The following tables set forth our material assets and liabilities measured and recorded at fair value on a recurring basis:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Commercial paper	$—	$60.0	$—	$60.0
Money market funds and time deposits	169.2	—	—	169.2
Derivative assets	—	164.1	—	164.1
Total assets	$169.2	$224.1	$—	$393.3

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds and time deposits	$178.1	$—	$—	$178.1
Derivative assets	—	30.3	—	30.3
Total assets	$178.1	$30.3	$—	$208.4
Liabilities:
Derivative liabilities	$—	$89.5	$—	$89.5
Total liabilities	$—	$89.5	$—	$89.5
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
The following table summarizes changes in our goodwill balance by segment:

	A&C	Core	Total
Balance at December 31, 2021	$1,522.5	$2,018.3	$3,540.8
Impact of foreign currency translation	(37.2)	(49.2)	(86.4)
Purchase accounting adjustments related to prior period acquisitions	5.3	7.1	12.4
Balance at June 30, 2022	$1,490.6	$1,976.2	$3,466.8
Intangible assets, net are summarized as follows:

	June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	244.9	n/a	244.9
Contractual-based assets	256.8	n/a	256.8
Finite-lived intangible assets:
Customer-related	484.8	$(280.5)	204.3
Developed technology	232.0	(146.1)	85.9
Trade names and other	109.7	(48.0)	61.7
	$1,773.2	$(474.6)	$1,298.6

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	246.8	n/a	246.8
Contractual-based assets	253.8	n/a	253.8
Finite-lived intangible assets:
Customer-related	535.1	$(279.3)	255.8
Developed technology	243.5	(133.1)	110.4
Trade names and other	118.4	(45.5)	72.9
	$1,842.6	$(457.9)	$1,384.7
Amortization expense was $31.7 million and $31.7 million for the three months ended June 30, 2022 and 2021, respectively, and was $64.9 million and $62.1 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the weighted-average remaining amortization period for amortizable intangible assets was 43 months for customer-related, 32 months for developed technology and 60 months for trade names and other, and was 43 months in total.

Based on the balance of finite-lived intangible assets as of June 30, 2022, expected future amortization expense is as follows:

Year Ending December 31:
2022 (remainder of)	$62.6
2023	99.9
2024	81.4
2025	75.5
2026	24.8
Thereafter	7.7
$351.9
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
In February 2022, we entered into accelerated share repurchase agreements (ASRs) to repurchase shares of our Class A common stock in exchange for an up-front aggregate payment of $750.0 million. The total number of shares ultimately delivered under the ASRs, and therefore the average repurchase price paid per share, were determined based on the volume weighted-average price of our stock during the purchase period. The shares received were retired at the time of delivery and the up-front payment was accounted for as a charge to accumulated deficit. The ASRs are forward contracts indexed to our Class A common stock and met all of the applicable criteria for equity classification; therefore, they were not accounted for as derivative instruments. The ASRs were completed in May 2022 and we repurchased a total of 9,202 shares of our Class A common stock at an average price of $81.50 per share under these arrangements, of which 2,670 shares were delivered during the three months ended June 30, 2022. Expenses incurred in connection with the ASRs were recorded as a charge to accumulated deficit.
In addition to the ASRs discussed above, during the three months ended June 30, 2022, we also repurchased a total of 3,389 shares of our Class A common stock in the open market, which were retired upon repurchase, for an aggregate purchase price of $236.3 million. Of this amount, $19.3 million was included in accrued expenses and other current liabilities as of June 30, 2022 as settlement had not yet been completed.
As of June 30, 2022, we had $2,013.7 million of remaining authorization available for repurchases.
5.    Equity-Based Compensation Plans
Equity Plans
On March 31, 2015, we adopted the 2015 Equity Incentive Plan (the 2015 Plan). On January 1, 2022, an additional 6,689 shares of our Class A common stock were reserved for issuance pursuant to the automatic increase provisions of the 2015 Equity Incentive Plan. As of June 30, 2022, 34,574 shares were available for issuance as future awards under the plan.
On March 31, 2015, we adopted the 2015 Employee Stock Purchase Plan (the ESPP). On January 1, 2022, an additional 1,000 shares of our Class A common stock were reserved for issuance pursuant to the automatic increase provisions of the ESPP. As of June 30, 2022, 5,290 shares were available for issuance under the plan.

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
The following table summarizes stock option activity:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Exercise Price Per Share ($)
Outstanding at December 31, 2021	1,999	42.94
Exercised	(360)	37.04
Forfeited	(26)	71.61
Outstanding at June 30, 2022	1,613	43.79
Vested at June 30, 2022	1,462	41.28
The following table summarizes stock award activity:

Number of Shares of Class A Common Stock (#)
Outstanding at December 31, 2021	6,766
Granted: RSUs	3,700
Granted: TSR-based PSUs	246
Vested	(1,564)
Forfeited	(689)
Outstanding at June 30, 2022(1)	8,459
_________________________________
(1)Includes financial-based PSUs for which performance targets have not yet been established, and which are not yet considered granted for accounting purposes. The balance of outstanding awards is comprised of the following:

	Number of Shares of Class A Common Stock (#)	Weighted-Average Grant-Date Fair Value Per Share ($)
RSUs	7,675	79.82
TSR-based PSUs	716	120.18
Financial-based PSUs granted for accounting purposes	43	82.52
Financial-based PSUs not yet granted for accounting purposes	25	N/A
Outstanding at June 30, 2022	8,459
As of June 30, 2022, total unrecognized compensation expense related to non-vested stock options and stock awards was $3.0 million and $481.9 million, respectively, with expected remaining weighted-average recognition periods of 1.1 years and 2.7 years, respectively. Such amounts exclude PSUs not yet considered granted for accounting purposes.

6.    Deferred Revenue
Deferred revenue consisted of the following:

	June 30, 2022	December 31, 2021
Current:
A&C	$617.8	$568.0
Core	1,362.7	1,322.1
	$1,980.5	$1,890.1
Noncurrent:
A&C	$178.5	$187.3
Core	592.2	556.0
	$770.7	$743.3
The increase in deferred revenue is primarily driven by payments received in advance of satisfying our performance obligations, offset by $577.3 million and $1,314.0 million of revenue recognized during the three and six months ended June 30, 2022, which was included in deferred revenue as of December 31, 2021. Deferred revenue as of June 30, 2022 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied, and is expected to be recognized as revenue as follows:

	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total

A&C	$429.1	$263.1	$75.7	$18.4	$5.7	$4.3	$796.3
Core	904.2	659.6	193.8	82.7	49.0	65.6	1,954.9
	$1,333.3	$922.7	$269.5	$101.1	$54.7	$69.9	$2,751.2
7.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2022	December 31, 2021
Accrued payroll and employee benefits	$105.4	$124.2
Tax-related accruals	40.6	35.6
Current portion of operating lease liabilities	36.1	36.9
Accrued legal and professional	25.2	23.2
Accrued acquisition-related expenses and acquisition consideration payable	21.7	24.5
Accrued marketing and advertising	21.3	22.9
Share repurchases not yet settled	19.3	—
Derivative liabilities	2.1	89.5
Other	83.5	80.5
	$355.2	$437.3

8.    Long-Term Debt
Long-term debt consisted of the following:

	Maturity Date	June 30, 2022	December 31, 2021
2024 Term Loans (effective interest rate of 2.7% at June 30, 2022 and 2.3% at December 31, 2021)	February 15, 2024	$1,770.0	$1,782.4
2027 Term Loans (effective interest rate of 2.9% at June 30, 2022 and 2.4% at December 31, 2021)	August 10, 2027	735.0	738.8
2027 Senior Notes (effective interest rate of 5.4% at June 30, 2022 and December 31, 2021)	December 1, 2027	600.0	600.0
2029 Senior Notes (effective interest rate of 3.6% at June 30, 2022 and December 31, 2021)	March 1, 2029	800.0	800.0
Revolver	February 15, 2024	—	—
Total		3,905.0	3,921.2
Less: unamortized original issue discount and debt issuance costs(1)		(32.5)	(38.9)
Less: current portion of long-term debt		(24.5)	(24.1)
		$3,848.0	$3,858.2
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
As of June 30, 2022, we had $600.0 million available for borrowing under the Revolver and were not in violation of any covenants of the Credit Facility.
Senior Notes
As described in our 2021 Form 10-K, we have completed two offerings of senior notes (the 2027 Senior Notes and the 2029 Senior Notes, and together the Senior Notes).
As of June 30, 2022, we were not in violation of any covenants of the Senior Notes.
Fair Value
The estimated fair values of our long-term debt instruments are based on observable market prices for these loans, which are traded in less active markets and therefore classified as Level 2 fair value measurements, and were as follows as of June 30, 2022:

2024 Term Loans	$1,714.7
2027 Term Loans	$708.4
2027 Senior Notes	$558.8
2029 Senior Notes	$675.4

Future Debt Maturities
Aggregate principal payments, exclusive of any unamortized original issue discount and debt issuance costs, due on long-term debt as of June 30, 2022 were as follows:

Year Ending December 31:
2022 (remainder of)	$16.3
2023	32.5
2024	1,740.0
2025	7.5
2026	7.5
Thereafter	2,101.2
$3,905.0
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
The following table summarizes our outstanding derivative instruments on a gross basis, all of which are considered Level 2 financial instruments:

	Notional Amount		Fair Value of Derivative Assets(2)		Fair Value of Derivative Liabilities(2)
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Cash flow hedges:
Foreign exchange forward contracts	$358.1	$360.3	$18.0	$5.6	$—	$1.0
Cross-currency swaps(1)	542.3	1,346.8	16.8	—	2.1	80.9
Interest rate swaps	1,990.9	2,001.2	107.6	24.7	—	7.6
Net investment hedges:
Cross-currency swaps(1)	693.7	—	21.7	—	—	—
Total hedges	$3,585.0	$3,708.3	$164.1	$30.3	$2.1	$89.5
_________________________________
(1)The notional values of the cross-currency swaps have been translated from Euros to U.S. dollars at the foreign currency rates in effect of approximately 1.05 and 1.14 as of June 30, 2022 and December 31, 2021, respectively.
(2)In our balance sheets, all derivative assets are recorded within prepaid expenses and other current assets and all derivative liabilities are recorded within accrued expenses and other current liabilities.

The following table summarizes the effect of our hedging relationships on AOCI:

	Unrealized Gains (Losses) Recognized in Other Comprehensive Income
	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Cash flow hedges:
Foreign exchange forward contracts(1)	$20.6	$0.9	$23.8	$3.0
Cross-currency swaps	7.1	(3.4)	43.4	(5.5)
Interest rate swaps	42.0	(1.7)	93.1	25.3
Net investment hedges:
Cross-currency swaps	48.0	—	21.6	—
Total hedges	$117.7	$(4.2)	$181.9	$22.8
_________________________________
(1)Amounts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.
The following tables summarize the locations and amounts of gains (losses) recognized within earnings related to our hedging relationships:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Cash flow hedges:
Foreign exchange forward contracts:
Reclassified from AOCI into income	$0.2	$—	$—	$(2.3)	$—	$—
Cross-currency swaps:
Reclassified from AOCI into income(1)	—	3.5	30.3	—	6.7	(15.1)
Interest rate swaps:
Reclassified from AOCI into income	—	(5.2)	—	—	(8.7)	—
Net investment hedges:
Cross-currency swaps:
Reclassified from AOCI into income	—	3.5	—	—	—	—
Total hedges	$0.2	$1.8	$30.3	$(2.3)	$(2.0)	$(15.1)
_________________________________
(1)The amounts reflected in other income (expense), net include $(30.2) million and $14.8 million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by cross-currency swaps during the three months ended June 30, 2022 and 2021, respectively.

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Cash flow hedges:
Foreign exchange forward contracts:
Reclassified from AOCI into income	$(1.4)	$—	$—	$(3.4)	$—	$—
Cross-currency swaps:
Reclassified from AOCI into income(1)	—	9.6	52.8	—	13.3	43.0
Interest rate swaps:
Reclassified from AOCI into income	—	(16.0)	—	—	(17.3)	—
Net investment hedges:
Cross-currency swaps:
Reclassified from AOCI into income	—	4.3	—	—	—	—
Total hedges	$(1.4)	$(2.1)	$52.8	$(3.4)	$(4.0)	$43.0
_________________________________
(1)The amounts reflected in other income (expense), net include $(52.9) million and $(43.7) million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by the cross-currency swaps during the six months ended June 30, 2022 and 2021, respectively.
As of June 30, 2022, we estimate that $25.5 million of net deferred gains related to our designated hedges will be recognized in earnings over the next 12 months. No amounts have been excluded from our hedge effectiveness testing.
Risk Management Strategies
Foreign Exchange Forward Contracts
From time-to-time, we may enter into foreign exchange forward contracts with financial institutions to hedge certain forecasted sales transactions denominated in foreign currencies. We designate these forward contracts as cash flow hedges, which are recognized as either assets or liabilities at fair value. At June 30, 2022, all such contracts had maturities of 18 months or less.
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
10.     Leases
Our operating leases primarily consist of office and data center space expiring at various dates through November 2036. Certain leases include options to renew or terminate at our discretion. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of June 30, 2022, operating leases have a remaining weighted average lease term of 7.2 years and our operating lease liabilities were measured using a weighted average discount rate of 5.1%.
The components of operating lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating lease costs	$9.6	$12.4	$22.4	$24.3
Variable lease costs	2.2	2.1	4.9	4.8
Sublease income	(1.8)	(0.8)	(3.6)	(1.6)
	$10.0	$13.7	$23.7	$27.5
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
As described in our 2021 Form 10-K, as of December 31, 2021, we had accrued $8.1 million as our estimated loss provision related to the settlement of certain class action complaints alleging violation of the Telephone Consumer Protection Act of 1991. On January 19, 2021, a single objector to the settlement filed a notice of appeal to the 11th Circuit Court of Appeals (the 11th Circuit). On July 27, 2022, the 11th Circuit vacated the settlement approval order and remanded the case for further action due to standing issues among the class members. Given pending deadlines for the parties to seek rehearing before the 11th Circuit or to seek relief from the Supreme Court, the finality and/or impact of the July 27, 2022 decision is uncertain. As a result, we have not adjusted our estimated loss provision for this settlement as of June 30, 2022.
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
As of June 30, 2022 and December 31, 2021, our accrual for estimated indirect tax liabilities was $9.7 million and $8.2 million, respectively, reflecting our best estimate of the probable liability based on an analysis of our business activities, revenues subject to indirect taxes and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation or settlements could be materially different than the amounts established for indirect tax contingencies.
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
Our effective tax rates differ from the U.S. federal statutory rate primarily due to changes in valuation allowances based on current year earnings as well as a discrete charge of $6.8 million for the six months ended June 30, 2022 related to a change in entity tax status for one of our domestic corporations.
In determining the need for a valuation allowance, we prepare quarterly estimates using historical and forecasted future operating results, based upon approved business plans, including a review of the eligible carryforward periods and tax planning strategies. Based primarily on the negative evidence outweighing the positive evidence as of June 30, 2022, including our three year cumulative, consolidated GAAP loss, our historical tax losses and the difficulty in forecasting excess tax benefits related to equity-based compensation, we believe there is uncertainty as to when we will be able to utilize certain of our domestic net operating losses (NOLs), credit carryforwards and other deferred tax assets (DTAs). Therefore, we have recorded a valuation allowance against the DTAs for which we have concluded it is more-likely-than-not they will not be realized.
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
Uncertain Tax Positions
During the three months ended June 30, 2022, we established a reserve for an uncertain tax position of $12.7 million relating to pre-acquisition tax periods for a previously-completed acquisition, of which $11.9 million was recorded as an increase to goodwill. The acquisition agreements provide indemnification related to pre-acquisition tax exposures in certain circumstances. As of June 30, 2022, we have not recorded any amounts related to such indemnification. There were no other material changes to our liabilities related to uncertain income tax positions.
The total amount of gross unrecognized tax benefits was $138.3 million as of June 30, 2022, of which $43.9 million, if fully recognized, would decrease our effective tax rate. Although we believe the amounts reflected in our tax returns substantially comply with applicable U.S. federal, state and foreign tax regulations, the respective taxing authorities may take contrary positions based on their interpretation of the law. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision or benefit for income taxes in the period in which a final determination is made.
13.    Income Per Share
Basic income per share is computed by dividing net income attributable to GoDaddy Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted income per share is computed giving effect to all potentially dilutive shares unless their effect is antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income	$90.5	$46.9	$159.1	$57.7
Less: net income attributable to non-controlling interests	0.1	0.1	0.3	0.1
Net income attributable to GoDaddy Inc.	$90.4	$46.8	$158.8	$57.6
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	159,822	168,204	162,060	168,816
Effect of dilutive securities:
Class B common stock	312	404	313	494
Stock options	703	1,272	762	1,326
RSUs, PSUs and ESPP shares	902	1,249	1,368	1,752
Weighted-average shares of Class A Common stock outstanding—diluted	161,739	171,129	164,503	172,388

Net income attributable to GoDaddy Inc. per share of Class A common stock—basic	$0.57	$0.28	$0.98	$0.34
Net income attributable to GoDaddy Inc. per share of Class A common stock—diluted(1):	$0.56	$0.27	$0.97	$0.33
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

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted income per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	276	500	265	536
RSUs, PSUs and ESPP shares	3,862	1,018	2,266	760
	4,138	1,518	2,531	1,296
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
Our chief operating decision maker (CODM), which, as of June 30, 2022, was our Chief Executive Officer, evaluates segment performance based on several factors, including revenue and normalized earnings before interest, taxes, depreciation and amortization (NEBITDA). Segment NEBITDA is defined as net income excluding depreciation and amortization, equity-based compensation expense, interest expense (net) and provision or benefit for income taxes; in addition to these adjustments, we exclude, as they occur, acquisition-related expenses and certain other items, such as restructuring-related items and expenses related to non-ordinary course legal matters. In this way, we believe segment NEBITDA serves as a measure that can assist our CODM and our investors in comparing our performance on a consistent basis by removing the impact of certain items that we believe do not directly reflect our segments’ core operations.
Our CODM does not use assets by segment to evaluate performance or allocate resources; therefore, we do not provide disclosure of assets by segment. See Note 2 for property, plant, and equipment, net as well as revenue disaggregated by geography.
The A&C and Core segments provide a view into the product-focused organization of our business and generate revenue as follows:
•A&C primarily consists of sales of products containing proprietary software, commerce products and third-party email and productivity solutions as well as sales of certain products when they are included in bundled offerings of our proprietary software products.
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

The following table presents our segment information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue:
A&C	$317.2	$276.2	$620.3	$538.2
Core	698.3	655.1	1,397.9	1,294.2
Total revenue	$1,015.5	$931.3	$2,018.2	$1,832.4
Segment NEBITDA:
A&C	$131.8	$108.3	$251.6	$209.2
Core	198.4	158.2	376.8	307.8
Corporate overhead and other	(71.8)	(68.2)	(144.1)	(126.5)
Depreciation and amortization	(48.4)	(50.0)	(96.6)	(99.0)
Equity-based compensation expense	(66.7)	(51.4)	(127.9)	(104.0)
Interest expense, net of interest income	(33.6)	(32.3)	(66.8)	(60.7)
Acquisition-related expenses	(10.6)	(8.7)	(18.3)	(55.6)
Restructuring and other(1)	(10.6)	(1.4)	(11.3)	(6.7)
Income before income taxes	88.5	54.5	163.4	64.5
Benefit (provision) for income taxes	2.0	(7.6)	(4.3)	(6.8)
Net income	$90.5	$46.9	$159.1	$57.7
_________________________________
(1)Includes lease-related expenses associated with closed facilities.

15.    Accumulated Other Comprehensive Income (Loss)
The following table presents AOCI activity in equity:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Total AOCI
Gross balance as of December 31, 2021(2)	$(52.9)	$14.2	$(38.7)
Other comprehensive income (loss) before reclassifications	(25.3)	113.5	88.2
Amounts reclassified from AOCI	—	49.3	49.3
Other comprehensive income (loss)	(25.3)	162.8	137.5
	$(78.2)	$177.0	98.8
Less: AOCI attributable to non-controlling interests			(0.2)
Balance as of June 30, 2022			$98.6

Gross balance as of December 31, 2020(2)	$(98.8)	$(32.8)	$(131.6)
Other comprehensive income (loss) before reclassifications	27.8	(14.3)	13.5
Amounts reclassified from AOCI	—	35.6	35.6
Other comprehensive income	27.8	21.3	49.1
	$(71.0)	$(11.5)	(82.5)
Less: AOCI attributable to non-controlling interests			0.2
Balance as of June 30, 2021			$(82.3)
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
16.    Subsequent Events
In July 2022, we completed an acquisition for $71.4 million in cash.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included in this Quarterly Report as well as our audited financial statements and related notes and the discussion in the "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of our 2021 Form 10-K. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategies for our business, includes forward-looking statements involving significant risks and uncertainties. As a result of many factors, such as those set forth in "Risk Factors," actual results may differ materially from the results described in, or implied by, these forward-looking statements.
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
Overview
We are a global leader in serving a large market of everyday entrepreneurs, delivering simple, easy-to-use products, and outcome-driven, personalized guidance to small businesses, individuals, organizations, developers, designers and domain investors. We manage and report our business in the following two segments:
•Applications and Commerce (A&C), which primarily consists of sales of products containing proprietary software, commerce products and third-party email and productivity solutions as well as sales of certain products when they are included in bundled offerings of our proprietary software products.
•Core Platform (Core), which primarily consists of sales of domain registrations and renewals, aftermarket domain sales, website hosting products and website security products when not included in bundled offerings of our proprietary software products as well as sales of products not containing a software component.
Consolidated Second Quarter Financial Highlights
Below are our key consolidated financial highlights for the three months ended June 30, 2022, with comparisons to the three months ended June 30, 2021.
•Total revenue of $1,015.5 million, an increase of 9.0%, or approximately 10.1% on a constant currency basis(1).
•International revenue of $330.8 million, an increase of 4.3%, or approximately 7.4% on a constant currency basis(1).
•Total bookings of $1,118.9 million, an increase of 6.1%, or approximately 7.7% on a constant currency basis(1).
•Operating income of $124.6 million, an increase of 41.6%.
•Net income of $90.5 million, an increase of 93.0%.
•Normalized EBITDA(2) of $258.4 million, an increase of 30.3%.
•Net cash provided by operating activities of $250.9 million, an increase of 19.8%.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue

Revenue:
Applications & commerce	$317.2	31.2%	$276.2	29.7%	$620.3	30.7%	$538.2	29.4%
Core platform	698.3	68.8%	655.1	70.3%	1,397.9	69.3%	1,294.2	70.6%
Total revenue	1,015.5	100.0%	931.3	100.0%	2,018.2	100.0%	1,832.4	100.0%
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	360.5	35.5%	332.0	35.6%	730.7	36.2%	653.2	35.6%
Technology and development	198.1	19.5%	172.0	18.5%	388.2	19.2%	358.4	19.6%
Marketing and advertising	100.7	9.9%	126.5	13.6%	217.0	10.7%	259.2	14.1%
Customer care	78.9	7.8%	78.3	8.4%	156.6	7.8%	156.9	8.6%
General and administrative	94.7	9.4%	84.5	9.1%	185.3	9.2%	179.7	9.8%
Restructuring and other	9.6	0.9%	—	—%	9.6	0.5%	—	—%
Depreciation and amortization	48.4	4.8%	50.0	5.4%	96.6	4.8%	99.0	5.4%
Total costs and operating expenses	890.9	87.8%	843.3	90.6%	1,784.0	88.4%	1,706.4	93.1%
Operating income	124.6	12.2%	88.0	9.4%	234.2	11.6%	126.0	6.9%
Interest expense	(34.9)	(3.4)%	(32.6)	(3.5)%	(68.5)	(3.4)%	(61.3)	(3.4)%
Other income (expense), net	(1.2)	(0.1)%	(0.9)	(0.1)%	(2.3)	(0.1)%	(0.2)	—%
Income before income taxes	88.5	8.7%	54.5	5.8%	163.4	8.1%	64.5	3.5%
Benefit (provision) for income taxes	2.0	0.2%	(7.6)	(0.8)%	(4.3)	(0.2)%	(6.8)	(0.4)%
Net income	90.5	8.9%	46.9	5.0%	159.1	7.9%	57.7	3.1%
Less: net income attributable to non-controlling interests	0.1	—%	0.1	—%	0.3	—%	0.1	—%
Net income attributable to GoDaddy Inc.	$90.4	8.9%	$46.8	5.0%	$158.8	7.9%	$57.6	3.1%
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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Applications & commerce	$317.2	$276.2	$41.0	15%	$620.3	$538.2	$82.1	15%
Core platform	698.3	655.1	$43.2	7%	1,397.9	1,294.2	$103.7	8%
Total revenue	$1,015.5	$931.3	$84.2	9%	$2,018.2	$1,832.4	$185.8	10%

The 9.0% and 10.1% increases in total revenue for the three and six months ended June 30, 2022, respectively, were driven by growth in total customers and average revenue per user as well as contributions from recent acquisitions, partially offset by approximately 70 and 110 basis points, respectively, due to adverse movements in foreign currency exchange rates. The increase in customers impacted both of our revenue categories, as the additional customers purchased subscriptions across our product portfolio.
The 14.8% and 15.3% increases in A&C revenue for the three and six months ended June 30, 2022, respectively, were primarily driven by increased customer adoption of our productivity solutions and our Websites + Marketing and Managed WordPress products as well as increased commerce-related revenue primarily associated with our acquisition of Poynt Co. (now known as GoDaddy Payments).
The 6.6% and 8.0% increases in Core revenue for the three and six months ended June 30, 2022, respectively, were primarily driven by increased aftermarket domain sales fueled by our continued innovation in auction technologies as well as higher average revenue per user and the growth of our registry business, partially offset by a 0.5% decrease in domains under management from 84.2 million as of June 30, 2021 to 83.8 million as of June 30, 2022.
Bookings
In addition to revenue, we believe total bookings is a useful operating metric to help evaluate our performance and provide an enhanced understanding of our business. Total bookings is an operating metric representing the total sales of products to customers in a given period, excluding refunds. We believe total bookings provides valuable insight into (i) the performance of our business since we typically collect payment at the time of sale but recognize subscription revenue ratably over the term of our customer contracts and (ii) the effectiveness of our sales efforts since refunds often occur in periods different from the period of sale for reasons unrelated to the marketing efforts leading to the initial sale.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Total bookings	$1,118.9	$1,054.8	$64.1	6%	$2,275.2	$2,143.5	$131.7	6%
The 6.1% and 6.1% increases in total bookings for the three and six months ended June 30, 2022, respectively, were primarily driven by increased aftermarket domain sales, broadened customer adoption of our productivity solutions and our Websites + Marketing and Managed WordPress products as well as increases in total customers and contributions from recent acquisitions, partially offset by approximately 160 and 130 basis points, respectively, due to adverse movements in foreign currency exchange rates due to the strength of the U.S. dollar. In addition to the currency headwinds, our bookings growth rate was also impacted by uneven demand patterns related to the ongoing COVID-19 pandemic and inflation.
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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%

Cost of revenue (excluding depreciation and amortization)	$360.5	$332.0	$28.5	9%	$730.7	$653.2	$77.5	12%

The 8.6% and 11.9% increases in cost of revenue for the three and six months ended June 30, 2022, respectively, were primarily attributable to (i) higher domain costs, which were driven by increased aftermarket domain sales, cost increases implemented by various TLD registries and costs associated with our registry business, (ii) increased software licensing fees resulting from higher sales of productivity solutions and (iii) increased costs associated with the growth of our payment processing business.
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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%

Technology and development	$198.1	$172.0	$26.1	15%	$388.2	$358.4	$29.8	8%
The 15.2% and 8.3% increases in technology and development expenses for the three and six months ended June 30, 2022, respectively, were primarily due to increased personnel costs driven by higher average headcount associated with our continued investment in product development as well as increased technology costs associated with the growth of our business and our migration to a cloud-based infrastructure. The increase for the six months ended was partially offset by a $25.2 million decrease in compensation expense related to prior acquisitions, primarily Poynt.
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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%

Marketing and advertising	$100.7	$126.5	$(25.8)	(20)%	$217.0	$259.2	$(42.2)	(16)%
The 20.4% and 16.3% decreases in marketing and advertising expenses for the three and six months ended June 30, 2022, respectively, were primarily attributable to a lower level of discretionary spending in the first half of 2022 as compared to the significant additional marketing investments we made in the first half of 2021 to drive additional growth during a period of high demand.

Customer care
Customer care expenses represent the costs to guide and service our customers, primarily consisting of personnel costs. We expect customer care expenses to fluctuate depending on the methods of customer interaction utilized as well as the level of personnel required to support our business.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%

Customer care	$78.9	$78.3	$0.6	1%	$156.6	$156.9	$(0.3)	—%
There were no material changes in customer care expenses.
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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%

General and administrative	$94.7	$84.5	$10.2	12%	$185.3	$179.7	$5.6	3%
The 12.1% increase in general and administrative expenses for the three months ended June 30, 2022 was primarily due to increased personnel costs driven by higher average headcount and increased acquisition-related expenses.
The 3.1% increase in general and administrative expenses for the six months ended June 30, 2022 was primarily due to increased personnel costs driven by higher average headcount, partially offset by the reversal of equity-based compensation expense resulting from the forfeiture of unvested awards as a result of certain executive departures in 2021 as well as lower office rent and acquisition-related expenses.
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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%

Depreciation and amortization	$48.4	$50.0	$(1.6)	(3)%	$96.6	$99.0	$(2.4)	(2)%
There were no material changes in depreciation and amortization.

Interest expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%

Interest expense	$34.9	$32.6	$2.3	7%	$68.5	$61.3	$7.2	12%
The 7.1% and 11.7% increases in interest expense for the three and six months ended June 30, 2022, respectively, were primarily driven by the issuance of the 2029 Senior Notes in February 2021, as further discussed in Note 8 to our financial statements.
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
Applications & Commerce
The following table presents the results for our A&C segment for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Revenue	$317.2	$276.2	$41.0	15%	$620.3	$538.2	$82.1	15%
Segment NEBITDA	$131.8	$108.3	$23.5	22%	$251.6	$209.2	$42.4	20%
The 14.8% and 15.3% increases in A&C revenue for the three and six months ended June 30, 2022, respectively, were primarily driven by increased sales of our productivity solutions and Websites + Marketing and Managed WordPress products as well as increased commerce-related revenue, as described above.
The 21.7% and 20.3% increases in A&C Segment NEBITDA for the three and six months ended June 30, 2022, respectively, primarily resulted from the revenue increases noted above, in conjunction with lower discretionary marketing spend in 2022. These increases were partially offset by higher personnel costs resulting from headcount additions made to support the continued development of our A&C products.
Core Platform
The following table presents the results for our Core segment for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Revenue	$698.3	$655.1	$43.2	7%	1,397.9	1,294.2	$103.7	8%
Segment NEBITDA	$198.4	$158.2	$40.2	25%	376.8	$307.8	$69.0	22%
The 6.6% and 8.0% increases in Core revenue for the three and six months ended June 30, 2022, respectively, were primarily driven by increases in aftermarket domain sales and average revenue per user as well as the growth of our registry business, as described above.
The 25.4% and 22.4% increases in Core Segment NEBITDA for the three and six months ended June 30, 2022, respectively, primarily resulted from the revenue increases noted above, in conjunction with lower discretionary marketing spend in 2022. These increases were partially offset by higher third-party commissions associated with the increased aftermarket domain sales as well as cost increases implemented by various TLD registries.

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
Our long-term debt agreements contain covenants restricting, among other things, our ability, or the ability of our subsidiaries, to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes including mergers and consolidations, sell assets, make restricted payments including dividends, distributions and investments, prepay junior indebtedness and engage in operations other than in connection with acting as a holding company, subject to customary exceptions. As of June 30, 2022, we were in compliance with all such covenants and had no amounts drawn on our Revolver.
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
In February 2022, we entered into ASRs to repurchase shares of our Class A common stock in exchange for an up-front aggregate payment of $750.0 million. We completed the ASRs in May 2022, repurchasing a total of 9,202 shares of our Class A common stock at an average price of $81.50 per share under these arrangements.

In addition to the ASRs discussed above, during the three months ended June 30, 2022, we also repurchased a total of 3,389 shares of our Class A common stock in the open market for an aggregate purchase price of $236.3 million. Of this amount, $19.3 million was included in accrued expenses and other current liabilities as of June 30, 2022 as settlement had not yet been completed.
As of June 30, 2022, we had $2,013.7 million of remaining authorization available for repurchases.
Acquisitions
In July 2022, we completed an acquisition for $71.4 million in cash.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021

Net cash provided by operating activities	$501.8	$430.7
Net cash used in investing activities	(30.5)	(359.9)
Net cash provided by (used in) financing activities	(953.7)	539.6
Effect of exchange rate changes on cash and cash equivalents	(2.9)	(0.4)
Net increase (decrease) in cash and cash equivalents	$(485.3)	$610.0
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
Net cash provided by operating activities increased $71.1 million from $430.7 million during the six months ended June 30, 2021 to $501.8 million during the six months ended June 30, 2022, primarily driven by the growth in total bookings as well as lower acquisition-related payments and discretionary marketing spending. These increases were partially offset by higher personnel costs to support our growth, higher third-party commissions related to increased aftermarket domain sales and higher software licensing fees related to increased sales of third-party productivity solutions.
Investing Activities
Our investing activities generally consist of strategic acquisitions and purchases of property and equipment to support the overall growth of our business. We expect our investing cash flows to be affected by the timing of payments we make for capital expenditures and the strategic acquisition or other growth opportunities we decide to pursue.
Net cash used in investing activities decreased $329.4 million from $359.9 million during the six months ended June 30, 2021 to $30.5 million during the six months ended June 30, 2022, primarily due to a $320.1 million decrease in spending for business acquisitions.
Financing Activities
Our financing activities generally consist of long-term debt borrowings, the repayment of principal on long-term debt, stock option exercise proceeds and share repurchases.
Net cash from financing activities decreased $1,493.3 million from $539.6 million provided during the six months ended June 30, 2021 to $953.7 million used during the six months ended June 30, 2022, primarily due to $800.0 million in proceeds received from the issuance of the 2029 Senior Notes in 2021 and a $691.2 million increase in share repurchases.

Deferred Revenue
See Note 6 to our financial statements for details regarding the expected future recognition of deferred revenue.
Off-Balance Sheet Arrangements
As of June 30, 2022 and December 31, 2021, we had no off-balance sheet arrangements that had, or which are reasonably likely to have, a material effect on our financial statements.
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
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts may fail to meet their contractual obligations. To mitigate such counterparty credit risk, we enter into contracts only with carefully selected financial institutions based upon ongoing evaluations of their creditworthiness. As a result, we do not believe we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of June 30, 2022.
Foreign Currency Risk
We manage our exposure to changes in foreign currency exchange rates through the use of foreign exchange forward contracts and cross-currency swap contracts. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and cash equivalents.
Foreign Exchange Forward Contracts
A portion of our bookings, revenue and operating expenses is denominated in foreign currencies, which are subject to exchange rate fluctuations. Our most significant foreign currency exposures are the Euro, the British pound, the Canadian dollar and the Australian dollar. Our reported bookings, revenues and operating results may be impacted by fluctuations in foreign currency exchange rates. Fluctuations in exchange rates may also cause us to recognize transaction gains and losses in our statements of operations; however, such amounts were not material during the current period. As our international operations continue to grow, our exposure to fluctuations in exchange rates will increase, which may increase the costs associated with this growth. During the three months ended June 30, 2022, total bookings growth in constant currency would have been approximately 160 basis points higher and total revenue growth would have been approximately 110 basis points higher. Constant currency is calculated by translating bookings and revenue for each month in the current period using the foreign currency exchange rate for the corresponding month in the prior period, excluding any hedging gains or losses realized during the period. We believe constant currency information is useful in analyzing underlying trends in our business by eliminating the impact of fluctuations in foreign currency exchange rates and allows for period-to-period comparisons of our performance.

From time-to-time, we may utilize foreign exchange forward contracts to manage the volatility of our bookings and revenue related to foreign currency transactions. These forward contracts reduce, but do not eliminate, the impact of adverse currency exchange rate fluctuations. We generally designate these forward contracts as cash flow hedges for accounting purposes. Changes in the intrinsic value of designated hedges are recorded as a component of AOCI. Gains and losses, once realized, are recorded as a component of AOCI and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. As of June 30, 2022, the realized and unrealized gains included in AOCI were $4.3 million and $17.9 million, respectively.

Cross-Currency Swaps
In order to manage variability due to movements in foreign currency exchange rates related to a Euro-denominated intercompany loan, we entered into five-year cross-currency swaps in April 2017. In March 2022, we entered into a transaction to extend the maturity of these swaps to August 31, 2027, as described in Note 9 to our financial statements. The 2022 Cross-Currency Swaps had an aggregate amortizing notional amount of €1,179.1 million at June 30, 2022 (approximately $1,236.0 million).
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
Total borrowings under our 2024 Term Loans were $1,770.0 million as of June 30, 2022. These borrowings bear interest at a rate equal to, at our option, either (a) the London Interbank Offered Rate (LIBOR) plus 1.75% per annum or (b) 0.75% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%.
Total borrowings under our 2027 Term Loans were $735.0 million as of June 30, 2022. These borrowings bear interest at a rate equal to, at our option, either (a) LIBOR plus 2.0% per annum or (b) 1.0% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0% .
All LIBOR-based interest rates under the Credit Facility are subject to a 0.0% floor on LIBOR.
In April 2017, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement to effectively convert a portion of the variable-rate borrowings under the 2024 Term Loans to a fixed rate. Prior to this arrangement's contractual maturity date of April 3, 2022, in March 2022, we entered into a transaction to extend the maturity of these swaps to August 31, 2027, as described in Note 9 to our financial statements. The 2022 Interest Rate Swaps, which had a notional amount of $1,255.9 million as of June 30, 2022, serve to convert a portion of the variable-rate borrowings under the 2024 Term Loans to a fixed rate of 4.81%.
In August 2020, we entered into seven-year pay-fixed rate, receive-floating rate interest rate swap arrangements to effectively convert the variable one-month LIBOR interest rate on the 2027 Term Loans borrowings to a fixed rate of 0.705%. These interest rate swaps, which mature on August 10, 2027, had an aggregate notional amount of $735.0 million as of June 30, 2022.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), who are our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Quarterly Report.
Based on this evaluation, our CEO and CFO, concluded that, as of June 30, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2022 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II - OTHER INFORMATION
Item 1.    Legal Proceedings
On June 7, 2022, IBEW Local Union 481 Defined Contribution Plan and Trust, a purported shareholder, filed a shareholder derivative complaint in the Delaware Court of Chancery against certain current and former officers and directors of the Company and the Company as a nominal defendant. The complaint asserts claims of breach of fiduciary duty and corporate waste relating to the approval of the TRA Settlement Agreements described in the section titled "Risk Factors" below. The complaint seeks awards of monetary damages and restitution from the defendants on behalf of the Company, an order directing the Company to implement changes to its corporate governance and internal procedures, and an award of attorneys’ fees and costs. The Company has not yet filed its responsive pleading in this action.
Other information regarding our legal proceedings required by this item is provided in Note 11 to our financial statements included in Part 1, Item 1 of this Form 10-Q, and is incorporated herein by reference.
Item 1A. Risk Factors
You should carefully consider the risks described below before making an investment decision in our common stock. Our operations and financial results are subject to various risks and uncertainties, including those described below and the other information in this Quarterly Report and in our other public filings. If any of the following risks occur, our business, financial condition, reputation, operating results and growth prospects could be materially and adversely affected. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially adversely affect our business, operating results, financial condition, reputation, and growth prospects.
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
•If we are unable to attract a more diverse customer base, such as Independents, Web Pros, Domain Registrars, Investors, other registrars and corporate domain portfolio owners and tech savvy users, for which we have developed more customized solutions and applications, our business, growth prospects and operating results could be adversely affected.
•Our brand is integral to our success. If we fail to protect or promote our brand, our business and competitive position may be harmed.
•We face significant competition for our applications and commerce and core platform products, which we expect will continue to intensify, and we may not be able to maintain or improve our competitive position or market share.
•The future growth of our business depends in part on our international bookings. Our continued international presence could subject us to additional risks.
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

Our revenue has grown historically due in large part to sustained customer growth rates and strong renewals of subscriptions. Our future success depends in part on maintaining strong renewals. Our costs associated with renewals are substantially lower than costs associated with acquiring new customers and selling additional products to existing customers. Therefore, a reduction in renewals, even if offset by an increase in other revenue, would reduce our operating margins in the near term. Any failure by us to continue to attract new customers or maintain strong renewals could have a material adverse effect on our business, growth prospects and operating results.
If we are unable to attract a more diverse customer base, such as Independents, Web Pros, Domain Registrars, Investors, other registrars and corporate domain portfolio owners and tech savvy users, for which we have developed more customized solutions and applications, our business, growth prospects and operating results could be adversely affected.
We aim to serve customers who are considering starting a business and those with small or medium-sized businesses and ventures that are up and running but need help growing and expanding their digital capabilities, or Independents. We also serve and provide products for other customer populations, such as website designers and developers, or Web Pros, organizations with their own domain registration offerings, or Domain Registrars, individuals or organizations that manage a portfolio of registered domains, or Investors, and other registrars and corporate domain portfolio owners, including those that are more technically savvy. For these customers we are developing new features and applications. For example, for our technically-sophisticated web designers, developers and customers, we provide high-performance, flexible hosting and security products that can be used with a variety of open source design tools as well as Managed WordPress. Some of our newly developed products are suited for more technically skilled customers. If we are unable to increase sales of our products to all customer segments we may target, our estimated total addressable market may be overstated and our business, growth prospects and operating results may be adversely affected.
Our business will suffer if the small business market for our solutions proves less lucrative than projected or if we fail to effectively acquire and service small business customers.
We focus a large part of our operations on small businesses, which frequently have limited budgets and may choose to allocate resources to items other than our solutions, especially in times of economic uncertainty or recessions. We believe that the small business market is underserved, and we intend to continue to devote substantial resources to it, including through our relationships with Web Pros who sell directly to their customers, some of which are small businesses. We aim to grow our revenues by adding new small business customers, selling additional business solutions to existing small business customers and encouraging existing small business customers to continue to use and purchase our products and services. If the small business market fails to be as lucrative as we project or we are unable to market and sell our services to small businesses effectively, directly or through our relationships with Web Pros, our ability to grow our revenues and become profitable will be harmed.
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
There is no assurance we will continue to successfully identify new opportunities, develop and bring new products to market on a timely basis, or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive. If we fail to accurately predict customers' changing needs, such as the need for expanded online and offline commerce tools, or emerging technological trends, such as artificial intelligence, or if we fail to achieve the benefits expected from our investments in technology, our business and operating results could be harmed. These product and technology investments include those we develop internally, such as our "do-it-yourself" website builder Websites + Marketing and our hosting platforms and security products, those we acquire and develop through acquisitions, such as GoDaddy Payments, GoDaddy Studio, Uniregistry's registrar and brokerage business, SkyVerge, and our registry businesses including GoDaddy Registry, and those related to our partner programs, such as Microsoft.

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
Protecting and maintaining awareness of our brand is important to our success, particularly as we seek to attract new customers globally and to increase customer awareness of our full portfolio of products. We have invested, and expect to continue to invest, substantial resources to increase our brand awareness, both generally and in specific geographies and to specific customer groups, such as individual entrepreneurs, Web Pros, including designers, developers and agencies, and Domain Investors. If our efforts to protect and promote our brand are not successful, our operating results may be adversely affected.
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
We face significant competition for our applications and commerce and core platform products, which we expect will continue to intensify, and we may not be able to maintain or improve our competitive position or market share.
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
The future growth of our business depends in part on increasing our international bookings. Our continued international presence could subject us to additional risks.
Bookings outside of the U.S. represented approximately 32%, 32% and 33% of our total bookings for 2021, 2020 and 2019, respectively. We continue to add systems to accept payments in forms common outside of the U.S., optimize our marketing efforts in numerous non-U.S. geographies, equip our customer care team with the knowledge to serve these markets, expand our infrastructure in various non-U.S. locations and maintain or establish customer care operations in overseas locations. Conducting and expanding international operations subjects us to risks we generally do not face in the U.S., including:
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
In addition, certain of our operations are in higher risk regions such as China, India, Russia and Ukraine. Although we do not have material operations in these regions, unanticipated events, such as geopolitical changes associated with our international operations could impair our growth prospects and adversely affect our business, operating results and financial condition. In addition, given the risks associated with our international operations, we may decide to relocate international operations either to other foreign countries or domestically, which, could require significant management attention and financial resources and may not prove to be successful, each of which could adversely affect our business, operating results and financial condition. For examples, there is uncertainty as to the future of U.S. trade policy with respect to China and, in February 2022, Russia launched a military assault in Ukraine which has expanded to a full-scale military invasion of Ukraine by Russian troops. Although we have not seen a material impact, these and other factors associated with our international operations could impair our growth prospects and adversely affect our business, operating results and financial condition. In particular, following Russia’s invasion of Ukraine, the U.S., the U.K., and the European Union governments, among others, have developed coordinated financial and economic sanctions targeting Russia that, in various ways constrain transactions with numerous Russian entities, including major Russian banks, and individuals. Although we have no employees or facilities in Russia or Ukraine, we do have a limited number of customers and contractors in these locations. As a result, a prolonging of this conflict could cause delays in future product launches if such contractors are unable to work and/or it becomes necessary to locate and train new contractors to support these products. In addition, we opted to shut down our GoDaddy website in Russia and have removed support for the Ruble. Our business has not been materially impacted to date by the ongoing military conflict, however it is impossible to predict the extent to which our operations will be impacted or the ways in which the conflict may impact our business in the long term.

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
We have incurred, and will continue to incur, expenses relating to our investments in international operations and infrastructure, such as: (i) the expansion of our offerings and marketing presence in India, Europe, Latin America, the Middle East and North Africa, and Asia; (ii) our targeted marketing spending to attract new customer groups, such as Web Pros and Independents in non-U.S. markets; and (iii) investments in software systems and additional data center resources to keep pace with the growth of our cloud infrastructure and cloud-based product offerings. We have made significant investments in product development, corporate infrastructure and technology and development, and intend to continue investing in the development of our products and infrastructure and our marketing and GoDaddy Guides.
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
We continue to make enhancements to existing platforms and tools to support our growth, including to our enterprise resource planning systems related to our e-commerce and revenue recognition. While we are engaged in this work, we may experience difficulties in managing our existing systems and processes, which could disrupt our operations, the management of our finances and the reporting of our financial results. In addition, if we determine new systems or system updates are necessary, we may need to rely on legacy systems while we plan for implementation of such new or updated systems; such legacy systems may not be able to scale efficiently as our business grows, which may delay future product launches or enhancements. Our failure to improve our systems and processes or complete such system implementations or enhancements on a timely basis, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business, successfully integrate our acquisitions and to accurately forecast and report our results.
We may acquire other businesses or talent, which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our operating results.
As part of our business strategy, we have in the past made, and may in the future make, acquisitions or investments in companies, talent, products, domain portfolios and technologies that we believe will complement or supplement our business and address the needs of our customers, such as our acquisitions of GoDaddy Studio, Uniregistry's registrar and brokerage business, SkyVerge, our registry businesses including GoDaddy Registry, and GoDaddy Payments. We cannot ensure we will be able to successfully integrate the acquired products, talent and technology or achieve the revenue and expense synergies we expect as a result of these acquisitions. Even if we do successfully integrate acquired products, we may not successfully integrate the associated brands into our portfolio or may decide to modify, retire or change the direction of the associated brands, which could adversely affect our operating results. If we fail to properly evaluate, execute or integrate acquisitions or investments, the anticipated benefits may not be realized, we may be exposed to unknown or unanticipated liabilities and our business and growth prospects could be harmed. In addition, any future acquisitions we complete could be viewed negatively by our customers, investors or industry analysts.
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
From time to time, we may enter into new lines of business that offer new products and/or services. For example, in August 2020 we completed the acquisition of the Neustar registry business, facilitating our entry into the domain name registry business and in February 2021, we completed our acquisition of GoDaddy Payments, facilitating our entry into the off-line commerce and payment facilitation businesses, and supplementing our existing e-commerce offerings. Our lack of experience with or knowledge of new lines of business we choose to enter, as well as external factors, such as competitive alternatives, potential conflicts of interest, either real or perceived, and shifting market preferences, may impact our implementation and operation of such new lines of business. Other risks of implementing new lines of business include:
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
We believe a critical contributor to our success has been our company culture, which we believe fosters innovation, creativity, a customer-centric focus, passion, teamwork collaboration and loyalty. We have invested substantial time and resources in building our team within this company culture. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel and to effectively focus on and pursue our company objectives. Our corporate culture is central to our devoted GoDaddy Guides, which is a key component of the value we offer our customers. As we continue to evolve our business, expand our global footprint and product portfolio, and rely more on remote and foreign workers, we may find it difficult to maintain these important aspects of our culture, which could limit our ability to innovate and operate effectively. We believe we provide a workplace in which employees are best served by direct discussion with management regarding pay, benefits and other workplace practices. Currently none of our workforces in the U.S. is subject to collective bargaining agreements, however, if areas of our workforce were to organize, we may find it difficult to maintain our culture, cost structure, and control over the delivery our products, which could adversely impact our culture and results of operations. Certain of our employees in Germany are represented by employee works councils and elsewhere some international employees are represented by worker representatives in accordance with local regulations.
As a result of the COVID-19 pandemic, a substantial portion of our personnel, including our GoDaddy Guides, have been working remotely, which could negatively affect our culture. In late 2021 and continuing throughout 2022, we reopened certain offices and allowed employees to return to such offices on a voluntary basis. We expect to reopen other offices this year. We anticipate working arrangements for most employees will differ from the arrangements before the COVID-19 pandemic. We expect that some of our employees may continue to work from home on a full-time or part-time basis. The full or partial return to in-office work and the potential transition to permanent remote working arrangements for some employees may result in increased costs, decreased efficiency, deterioration of company culture and/or other unforeseen challenges. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, continue to perform at current levels or execute on our business strategy.
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
Our future success and ability to innovate depends, in part, on our ability to continue to hire, retain, manage and motivate highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel or delays in hiring required personnel, may seriously harm our business, financial condition and operating results. Additionally, due to the COVID-19 pandemic, we temporarily closed offices and required substantially all personnel to work remotely. In late 2021 and continuing throughout 2022, we reopened certain offices and allowed employees to return to such offices on a voluntary basis. Throughout the COVID-19 pandemic, we have helped our employees adapt to the work from home environment through technology assistance and continued learning opportunities. Our employees remain highly productive. As our offices continue to reopen, we expect to maintain and continue to improve our productivity and efficiency through the remote work environment, and the hybrid in-person and remote work environment. However, we cannot predict how our employees or business will be impacted by ongoing uncertainty relating to the COVID-19 pandemic, and we may experience difficulties onboarding new employees, managing employees and maintaining our culture while we work remotely and continue our return-to-office.

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
•the U.S. Congress or other legislative bodies in the U.S. or in other countries could adopt laws that erode the safe harbors from third-party liability in the CDA (Section 230) and the Digital Millennium Copyright Act;
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
Our competitive position depends in part on our ability to gain access to these new TLDs. A significant portion of our business relies on our ability to sell domain name registrations to our customers, and any limitations on our access to newly created TLDs could adversely impact our ability to sell domain name registrations to customers, and thus could adversely impact our business. Furthermore, our acquisition of Neustar's registry business in 2020, and our entry into the registry business, means GoDaddy Registry is also impacted by delays of future gTLD application rounds. Although we expect to continue to sell and pursue operator rights for new gTLDs as they are introduced, our ability to obtain these rights, gain contracts to provide backend registry services, or sell new domains to our customers, we may be unable to do so if the Expansion Program does not continue. In addition, if a new application round of the Expansion Program is not opened in the future, the reputation of the industry and our business and the financial and operational aspects of our business may be harmed.

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
In particular, with regard to transfers to the U.S. of personal data (as such term is used in the GDPR and applicable E.U. member state legislation, and as similarly defined under the proposed ePrivacy Regulation) from our employees and European customers and users, we historically relied upon the U.S.-E.U. Privacy Shield, as well as E.U. Model Clauses in certain circumstances. The U.S.-E.U. Privacy Shield was invalidated by the Court of Justice of the E.U. in July 2020, and the E.U. Model Clauses have been subject to legal challenge and were updated in June 2021. We may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the European Economic Area (EEA). We continue to assess the "Schrems II" decision issued by the Court of Justice of the E.U. on July 16, 2020, and its impact on our data transfer mechanisms. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators in the EEA to apply different standards to the transfer of personal data from the EEA to the U.S., and to block, or require ad hoc verification of measures taken with respect to certain data flows from the EEA to the U.S. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf. We may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of EEA residents. The regulatory environment applicable to the handling of EEA residents' personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.
In addition, several foreign countries and governmental bodies, including the E.U., Brazil, and Canada, have laws and regulations concerning the collection and use of their residents' personal information, including payment card information, which are often more restrictive than those in the U.S. laws. Although we believe we comply with those laws and regulations applicable to us, these obligations may be modified and interpreted in different ways by courts, and new laws and regulations may be enacted in the future. Within the EEA, the GDPR took full effect on May 25, 2018, and became directly applicable to companies established across E.U. member states. As the GDPR is a regulation rather than a directive, it applies throughout the EEA, but permits member states to enact certain supplemental requirements if they so choose. The GDPR also has broad extraterrestrial effect on companies established outside the EEA, with stringent requirements for processors and controllers of personal data and imposes significant penalties for non-compliance. Noncompliance with the GDPR can trigger fines of up to the greater of €20 million or 4% of global annual revenues. The UK exited the E.U. effective January 31, 2020, which has created uncertainty with regard to the regulation of data protection in the UK. In June 2021, the European Commission adopted an adequacy decision for data transfers from the E.U. to the UK. Nevertheless, this adequacy decision may be revisited and it remains to be seen how the UK's withdrawal from the E.U. will impact the manner in which UK data protection laws or regulations will develop and how data transfers to and from the UK will be regulated and enforced by the UK Information Commissioner's Office, E.U. data protection authorities, or other regulatory bodies in the longer term. In addition, some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services. For example, on July 5, 2022, the European Parliament approved the final text of the Digital Services Act (DSA), which is expected to be formally adopted by the Council of the European Union in 2022 and which would then become effective 15 months following the later of coming into force, or January 1, 2024. The DSA imposes new content moderation obligations, notice obligations, advertising restrictions and other requirements on digital intermediaries, including providers of intermediary services, hosting services, online platforms, Very Large Online Platforms (VLOPs) and Very Large Online Search Engines (VLOSEs). Noncompliance with the DSA could result in fines of up to 6% of annual global revenues, which are in addition to the ability of civil society organizations and NGOs to lodge class action lawsuits.
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

In addition, other bodies of law, including state criminal laws, may be deemed to apply or new statutes or regulations may be adopted in the future, any of which could expose us to further liability and increase our costs of doing business. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results. For example, the Stop Enabling Sex Traffickers Act (SESTA) and the Allow States and Victims to Fight Online Sex Trafficking Act (FOSTA) may limit the immunity previously available to us under the CDA, which could subject us to investigations or penalties if our customers' activities are deemed illegal or inappropriate. In addition, the DSA, a package of legislation intended to update the liability and safety rules for digital platforms, products and services, could negatively impact the scope of the limited immunity provided by the E-Commerce Directive in the EU.
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
We employ country-specific log-in and/or cart blocks in comprehensively sanctioned jurisdictions, customer screening, and other measures designed to ensure regulatory compliance. When we screen customers against such sanctions lists, we rely on the data provided to us by our customers; if customers do not provide complete or accurate data, our screening process may fail to identify customers who are denied parties. As such, there is risk that in the future we could provide our products to denied parties despite such precautions. Changes in the list of sanctioned jurisdictions and OFAC and other sanctions lists may require us to modify these measures in order to comply with governmental regulations. Our failure to screen customers properly could result in negative consequences to us, including government investigations, penalties and reputational harm.
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
The trading price of our Class A common stock is likely to be highly volatile and these fluctuations could cause you to lose all or part of your investment in our common stock. Since shares of our Class A common stock were sold in our initial public offering (IPO) in April 2015 at a price of $20.00 per share, the reported high and low sales prices of our Class A common stock have ranged from $21.04 to $93.75 per share through July 29, 2022. Factors that may cause the market price of our Class A common stock to fluctuate include:
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
Our amended and restated certificate of incorporation and second amended and restated bylaws provide for, among other things:
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
•certain limitations on convening special stockholder meetings; and
•amendment of certain provisions only by the affirmative vote of the holders of at least a majority in voting power of all outstanding shares of our stock entitled to vote thereon, voting together as a single class.
At our 2022 annual meeting of stockholders, our stockholders approved certain amendments to our amended and restated certificate of incorporation, including our Board’s recommendation to eliminate its classified structure, elimination of the supermajority threshold required for stockholders to amend our amended and restated certificate of incorporation and our amended and restated bylaws and the elimination of any exceptions or special rules to Section 203 of the Delaware General Corporation Law (DGCL).
In connection with the approval of the amendment to declassify our Board of Directors, the declassification of the Board of Directors will be a phase-in approach. Beginning with the 2023 annual meeting of stockholders, each director nominated to serve on our Board of Directors will be nominated to serve for one-year terms. Our Board of Directors will be completely declassified and all directors will be elected on an annual basis to serve one-year terms expiring at the next annual meeting beginning at the 2025 annual meeting of stockholders. In all cases, each director will hold office until his or her successor is elected and qualified, or until his or her earlier resignation or removal. Until the Board of Directors is fully declassified in 2025, the classification of our Board of Directors may prevent our stockholders from changing the membership of the entire Board of Directors in a relatively short period of time. At least two annual meetings, instead of one, will be required to change the majority of directors. The classified board provisions could have the effect of prolonging the time required for one of our stockholders with significant voting power to gain majority representation on our Board of Directors.

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
In the past, our board of directors has approved the repurchase of shares of our Class A common stock. In January 2022, our board of directors approved the repurchase of up to an additional $2,251.0 million of our Class A common stock. Such approval was in addition to the amount remaining available for repurchases under prior approvals of our board of directors, such that we have authority to repurchase up to $3,000.0 million of shares of our Class A common stock. Under this or any other future share repurchase programs, we may make share repurchases through a variety of methods, including open market share purchases, accelerated share repurchase programs, block transactions or privately negotiated transactions, in accordance with applicable federal securities laws. In February 2022, we entered into accelerated share repurchase agreements (ASRs) to repurchase shares of our Class A common stock in exchange for an up-front aggregate payment of $750.0 million. In addition to the ASRs discussed above, during the three months ended June 30, 2022, we repurchased a total of 3,389 shares of our Class A common stock in the open market, which were retired upon repurchase, for an aggregate purchase price of $236.3 million. As of June 30, 2022, we had $2,013.7 million of remaining authorization available for repurchases. Future share repurchase programs may have no time limit, may not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
The impacts of the ongoing COVID-19 pandemic on the global economy and on our business continue to evolve. To protect the health and well-being of our employees, partners and third-party service providers, we implemented a near company-wide work-from-home requirement for most employees, made substantial modifications to employee travel policies, and cancelled or shifted our conferences and other marketing events to virtual-only. In late 2021 and continuing throughout 2022, based on guidance from governmental authorities and health experts, we reopened certain offices and allowed employees to return to work on a voluntary basis. We expect to reopen other offices into 2022. Throughout the COVID-19 pandemic, we have helped our employees adapt to the work from home environment through technology assistance and continued learning opportunities. Our employees remain highly productive. We expect to maintain and continue to improve our productivity and efficiency through the remote only work environment, and the hybrid in-person and remote work environment as our offices open. However, we cannot predict how our employees or business will be impacted by the ongoing COVID-19 pandemic, and our ability to continue product development, marketing efforts, high-level customer service and account management with our customers, and how other aspects of our business could be impacted in the future.
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
General macro-economic conditions, such as a rise in interest rates, inflation in the cost of goods and services including labor, a recession or an economic slowdown in the U.S. or internationally, including as a result of continuing uncertainty from the COVID-19 pandemic or the Russia-Ukraine military conflict, could adversely affect demand for our products and make it difficult to accurately forecast and plan our future business activities. U.S. and global markets have recently been experiencing volatility and disruption due to new interest rate and inflation increases as well as the continued escalation of geopolitical tensions. For example, inflation in the U.S. began to rise in the second half of 2021 and has continued to rise in the first quarter of 2022. We are experiencing inflationary pressures in certain areas of our business, however we believe we have been able to slightly offset such pressures through our medium term contracts and hedging positions. Although our business has not yet been materially negatively impacted by such inflationary pressures, we cannot be certain that neither we nor our customers will be materially impacted by continued pressures. Additionally, on February 24, 2022, Russian troops engaged in a full-scale military invasion of Ukraine. Although the length and impact of the ongoing military conflict is highly unpredictable, it could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, the military conflict in Ukraine has led to sanctions and other penalties being levied by the U.S., EU and other countries against Russia, and other potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Although we have no employees or facilities in Russia or Ukraine, we do have a limited number of customers and contractors in these locations. As a result, a prolonging of this conflict could cause delays in future product launches if such contractors are unable to work and/or it becomes necessary to locate and train new contractors to support our products. In addition, we opted to shut down our GoDaddy website in Russia and have removed support for the Ruble. Our business has not been materially impacted to date by the ongoing military conflict and it is impossible to predict the extent to which our operations, or those of our customers and contractors, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Quarterly Report.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Information regarding share repurchases is also provided in Note 4 to our financial statements included in Part 1, Item 1 of this Quarterly Report and is incorporated herein by reference. Share repurchases during the three months ended June 30, 2022 were as follows:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs (in millions)
April 1 - April 30	—	N/A	—

May 1 - May 31:
ASRs	2,670	(1)	2,670
Open market purchases	1,045	$71.12	1,045

June 1 - June 30:
Open market purchases	2,344	$69.16	2,344

Total	6,059		6,059	$2,013.7
_________________________________
(1)In February 2022, we entered into ASRs, as described in Note 4 to our financial statements. In May 2022, the purchase periods for the ASRs ended and an additional 2,670 shares were delivered and retired. In total, 9,202 shares were repurchased under the ASRs at an average price of $81.50 per share.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
None.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of GoDaddy Inc., dated June 1, 2022	8-K	001-36904	3.1	6/03/2022
3.2	Second Amended and Restated Bylaws of GoDaddy Inc., dated July 7, 2022	8-K	001-36904	3.1	7/08/2022
10.1+***	Employment Contract between Go Daddy Singapore Pte. Ltd. and Roger Chen dated July 1, 2022	8-K	001-36904	10.1	7/08/2022
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	The certifications attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of GoDaddy Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
***	Certain provisions or terms of the agreement have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. GoDaddy Inc. agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GODADDY INC.

Date:	August 3, 2022	/s/ Mark McCaffrey
Mark McCaffrey
Chief Financial Officer