Form 10-Q
period 2022-09-30
GoDaddy Inc.
filed 2022-11-04
CIK 1609711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                         ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒
As of October 28, 2022, there were 155,065,792 shares of GoDaddy Inc.'s Class A common stock, $0.001 par value per share, outstanding and 312,223 shares of GoDaddy Inc.'s Class B common stock, $0.001 par value per share, outstanding.

GoDaddy Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2022

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this Quarterly Report), including the sections titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors," contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), involving substantial risks and uncertainties. The words "believe," "may," "will," "potentially," "plan," "could," "should," "predict," "ongoing," "estimate," "continue," "anticipate," "intend," "project," "expect," "seek," or the negative of these words, or terms or similar expressions conveying uncertainty of future events or outcomes, or that concern our expectations, strategy, plans or intentions, are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated, or expected. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements discussed under the heading "Risk Factors" and in our publicly available filings and press releases. These statements include, among other things, those regarding:
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
•our ability to integrate acquisitions, including our recent acquisition of Dan.com, our entry into new lines of business and our ability to achieve expected results from our integrations and new lines of business;
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
iii

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
GoDaddy Inc.
Consolidated Balance Sheets (unaudited)
(In millions, except shares in thousands and per share amounts)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$826.2	$1,255.7
Accounts and other receivables	64.0	63.6
Prepaid domain name registry fees	435.7	419.7
Prepaid expenses and other current assets	443.9	150.8
Total current assets	1,769.8	1,889.8
Property and equipment, net	213.6	220.0
Operating lease assets	87.4	109.2
Prepaid domain name registry fees, net of current portion	190.8	181.4
Goodwill	3,458.3	3,540.8
Intangible assets, net	1,266.9	1,384.7
Other assets	86.1	91.2
Total assets	$7,072.9	$7,417.1
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$124.3	$85.2
Accrued expenses and other current liabilities	351.6	437.3
Deferred revenue	1,975.2	1,890.1
Long-term debt	24.4	24.1
Total current liabilities	2,475.5	2,436.7
Deferred revenue, net of current portion	773.6	743.3
Long-term debt, net of current portion	3,842.9	3,858.2
Operating lease liabilities, net of current portion	119.9	142.7
Other long-term liabilities	84.2	77.7
Deferred tax liabilities	52.8	75.3
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.001 par value - 50,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value - 1,000,000 shares authorized; 155,704 and 166,901 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	0.2	0.2
Class B common stock, $0.001 par value - 500,000 shares authorized; 312 and 320 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	1,827.8	1,594.7
Accumulated deficit	(2,312.1)	(1,474.6)
Accumulated other comprehensive income (loss)	205.7	(38.6)
Total stockholders' equity (deficit) attributable to GoDaddy Inc.	(278.4)	81.7
Non-controlling interests	2.4	1.5
Total stockholders' equity (deficit)	(276.0)	83.2
Total liabilities and stockholders' equity (deficit)	$7,072.9	$7,417.1
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Operations (unaudited)
(In millions, except shares in thousands and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Applications & commerce	$326.0	$289.6	$946.3	$827.8
Core platform	707.2	674.4	2,105.1	1,968.6
Total revenue	1,033.2	964.0	3,051.4	2,796.4
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	374.3	345.8	1,105.0	999.0
Technology and development	199.5	172.4	587.7	530.8
Marketing and advertising	100.4	124.0	317.4	383.2
Customer care	74.0	74.0	230.6	230.9
General and administrative	101.6	81.2	286.9	260.9
Restructuring and other	5.2	(15.4)	14.8	(15.4)
Depreciation and amortization	48.5	50.7	145.1	149.7
Total costs and operating expenses	903.5	832.7	2,687.5	2,539.1
Operating income	129.7	131.3	363.9	257.3
Interest expense	(35.6)	(32.5)	(104.1)	(93.8)
Other income (expense), net	3.1	(1.2)	0.8	(1.4)
Income before income taxes	97.2	97.6	260.6	162.1
Benefit (provision) for income taxes	2.8	0.1	(1.5)	(6.7)
Net income	100.0	97.7	259.1	155.4
Less: net income attributable to non-controlling interests	0.2	0.2	0.5	0.3
Net income attributable to GoDaddy Inc.	$99.8	$97.5	$258.6	$155.1
Net income attributable to GoDaddy Inc. per share of Class A common stock:
Basic	$0.64	$0.58	$1.61	$0.92
Diluted	$0.63	$0.58	$1.59	$0.90
Weighted-average shares of Class A common stock outstanding:
Basic	156,393	167,542	160,150	168,387
Diluted	158,418	169,823	162,665	171,724
___________________________
(1) Costs and operating expenses include equity-based compensation expense as follows:
Cost of revenue	$0.4	$0.3	$1.1	$0.7
Technology and development	34.4	27.3	102.4	82.2
Marketing and advertising	7.2	5.6	21.7	18.8
Customer care	4.9	3.5	14.6	10.2
General and administrative	18.5	14.2	53.5	43.0
Total equity-based compensation expense	$65.4	$50.9	$193.3	$154.9
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$100.0	$97.7	$259.1	$155.4
Foreign exchange forward contracts gain (loss), net	24.2	11.0	48.0	14.0
Unrealized swap gain (loss), net(1)	77.7	4.6	216.7	22.9
Change in foreign currency translation adjustment	5.4	3.8	(19.9)	31.6
Comprehensive income	207.3	117.1	503.9	223.9
Less: comprehensive income attributable to non-controlling interests	0.4	0.3	1.0	0.7
Comprehensive income attributable to GoDaddy Inc.	$206.9	$116.8	$502.9	$223.2
___________________________
(1) Amounts are net of the tax effects reflected below:
Unrealized swap gain (loss), net	$—	$0.3	$(2.5)	$1.8
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Stockholders' Deficit (unaudited)
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	166,901	$0.2	320	$—	$1,594.7	$(1,474.6)	$(38.6)	$1.5	$83.2
Net income	—	—	—	—	—	68.4	—	0.2	68.6
Equity-based compensation, including amounts capitalized	—	—	—	—	62.2	—	—	—	62.2
Stock option exercises	202	—	—	—	8.5	—	—	—	8.5
Repurchases of Class A common stock	(6,532)	—	—	—	—	(750.2)	—	—	(750.2)
Impact of derivatives, net	—	—	—	—	—	—	93.1	—	93.1
Change in foreign currency translation adjustment	—	—	—	—	—	—	(34.3)	—	(34.3)
Vesting of restricted stock units and other	1,115	—	(8)	—	0.2	—	(0.1)	0.1	0.2
Balance at March 31, 2022	161,686	0.2	312	—	1,665.6	(2,156.4)	20.1	1.8	(468.7)
Net income	—	—	—	—	—	90.4	—	0.1	90.5
Equity-based compensation, including amounts capitalized	—	—	—	—	67.5	—	—	—	67.5
Stock option exercises	158	—	—	—	4.9	—	—	—	4.9
Repurchases of Class A common stock	(6,059)	—	—	—	—	(236.3)	—	—	(236.3)
Issuance of Class A common stock under ESPP	302	—	—	—	18.4	—	—	—	18.4
Impact of derivatives, net	—	—	—	—	—	—	69.7	—	69.7
Change in foreign currency translation adjustment	—	—	—	—	—	—	9.0	—	9.0
Vesting of restricted stock units and other	458	—	—	—	(0.1)	—	(0.2)	—	(0.3)
Balance at June 30, 2022	156,545	0.2	312	—	1,756.3	(2,302.3)	98.6	1.9	(445.3)

GoDaddy Inc.
Condensed Consolidated Statements of Stockholders' Deficit (unaudited) (continued)
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Net income	—	—	—	—	—	99.8	—	0.2	100.0
Equity-based compensation, including amounts capitalized	—	—	—	—	66.1	—	—	—	66.1
Stock option exercises	138	—	—	—	5.5	—	—	(0.1)	5.4
Repurchases of Class A common stock	(1,466)	—	—	—	—	(109.6)	—	—	(109.6)
Impact of derivatives, net	—	—	—	—	—	—	101.9	—	101.9
Change in foreign currency translation adjustment	—	—	—	—	—	—	5.4	—	5.4
Vesting of restricted stock units and other	487	—	—	—	(0.1)	—	(0.2)	0.4	0.1
Balance at September 30, 2022	155,704	$0.2	312	$—	$1,827.8	$(2,312.1)	$205.7	$2.4	$(276.0)

GoDaddy Inc.
Condensed Consolidated Statements of Stockholders' Deficit (unaudited) (continued)
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	169,157	$0.2	688	$—	$1,308.8	$(1,190.9)	$(131.0)	$1.1	$(11.8)
Net income	—	—	—	—	—	10.8	—	—	10.8
Equity-based compensation, including amounts capitalized	—	—	—	—	53.2	—	—	—	53.2
Stock option exercises	309	—	—	—	11.8	—	—	(0.2)	11.6
Repurchases of Class A common stock	(2,544)	—	—	—	—	(195.1)	—	—	(195.1)
Impact of derivatives, net	—	—	—	—	—	—	26.5	—	26.5
Change in foreign currency translation adjustment	—	—	—	—	—	—	33.7	—	33.7
Vesting of restricted stock units and other	1,523	—	(209)	—	(0.4)	—	(0.4)	0.9	0.1
Balance at March 31, 2021	168,445	0.2	479	—	1,373.4	(1,375.2)	(71.2)	1.8	(71.0)
Net income	—	—	—	—	—	46.8	—	0.1	46.9
Equity-based compensation, including amounts capitalized	—	—	—	—	52.1	—	—	—	52.1
Stock option exercises	337	—	—	—	14.2	—	—	—	14.2
Repurchases of Class A common stock	(956)	—	—	—	—	(80.8)	—	—	(80.8)
Issuance of Class A common stock under ESPP	291	—	—	—	18.4	—	—	—	18.4
Impact of derivatives, net	—	—	—	—	—	—	(5.2)	—	(5.2)
Change in foreign currency translation adjustment	—	—	—	—	—	—	(5.9)	—	(5.9)
Vesting of restricted stock units and other	603	—	(100)	—	(0.1)	—	—	—	(0.1)
Balance at June 30, 2021	168,720	0.2	379	—	1,458.0	(1,409.2)	(82.3)	1.9	(31.4)

GoDaddy Inc.
Condensed Consolidated Statements of Stockholders' Deficit (unaudited) (continued)
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Net income	—	—	—	—	—	97.5	—	0.2	97.7
Equity-based compensation, including amounts capitalized	—	—	—	—	52.0	—	—	—	52.0
Stock option exercises	322	—	—	—	11.3	—	—	(0.1)	11.2
Repurchases of Class A common stock	(3,425)	—	—	—	—	(250.1)	—	—	(250.1)
Impact of derivatives, net	—	—	—	—	—	—	15.6	—	15.6
Change in foreign currency translation adjustment	—	—	—	—	—	—	3.8	—	3.8
Vesting of restricted stock units and other	504	—	(59)	—	0.5	—	(0.1)	(0.3)	0.1
Balance at September 30, 2021	166,121	$0.2	320	$—	$1,521.8	$(1,561.8)	$(63.0)	$1.7	$(101.1)
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net income	$259.1	$155.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145.1	149.7
Equity-based compensation expense	193.3	154.9
(Gain) loss on derivative instruments	21.7	(8.6)
Non-cash restructuring charges	10.4	—
Other	34.4	19.3
Changes in operating assets and liabilities, net of amounts acquired:
Prepaid domain name registry fees	(30.3)	(42.0)
Deferred revenue	132.9	214.8
Other operating assets and liabilities	5.1	13.6
Net cash provided by operating activities	771.7	657.1
Investing activities
Business acquisitions, net of cash acquired	(72.5)	(320.1)
Purchases of intangible assets	(0.4)	(201.8)
Purchases of property and equipment	(42.6)	(33.7)
Purchases of equity investments	—	(40.0)
Other investing activities	—	25.3
Net cash used in investing activities	(115.5)	(570.3)
Financing activities
Proceeds received from:
Issuance of senior notes	—	800.0
Stock option exercises	18.8	37.0
Issuance of Class A common stock under ESPP	18.4	18.4
Payments made for:
Repurchases of Class A common stock	(1,090.5)	(526.0)
Repayment of term loans	(24.4)	(24.3)
Other financing obligations	(3.3)	(12.7)
Net cash provided by (used in) financing activities	(1,081.0)	292.4
Effect of exchange rate changes on cash and cash equivalents	(4.7)	(1.0)
Net increase (decrease) in cash and cash equivalents	(429.5)	378.2
Cash and cash equivalents, beginning of period	1,255.7	765.2
Cash and cash equivalents, end of period	$826.2	$1,143.4

Cash paid during the period for:
Interest on long-term debt, including impact of interest rate swaps	$90.7	$74.4
Income taxes, net of refunds received	$9.3	$15.5
Amounts included in the measurement of operating lease liabilities	$39.4	$41.1
Supplemental disclosure of non-cash transactions
Operating lease assets obtained in exchange for operating lease liabilities	$10.3	$10.7
Accrued purchases of property and equipment at period end	$5.5	$4.4
Share repurchases not yet settled	$5.6	$—
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except shares in thousands and per share amounts)

1.    Organization and Background
Organization
We are the sole managing member of Desert Newco, and as a result, we consolidate its financial results and report non-controlling interests representing the economic interests held by other members. The calculation of non-controlling interests excludes any net income attributable directly to GoDaddy Inc. As of September 30, 2022, we owned more than 99.8% of Desert Newco.
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
Segments
Beginning in the first quarter of 2022, we revised the presentation of segment information to reflect changes in the way we manage and evaluate our business. As such, we report our operating results through two reportable segments: Applications and Commerce (A&C) and Core Platform (Core), as further discussed in Note 15. Accordingly, we have revised our segment information for the comparable prior year period.
2.    Summary of Significant Accounting Policies
Property and Equipment
Property and equipment, net by geography was as follows:

	September 30, 2022	December 31, 2021
U.S.	$163.8	$162.6
France	23.3	23.8
All other international	26.5	33.6
	$213.6	$220.0
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
See Note 10 for further discussion of our derivative instruments.
Revenue Recognition
In the first quarter of 2022, we revised the presentation of revenue in our statements of operations in order to provide better visibility into our business and products as well as a more consistent way to track our progress against our strategic objectives. This change also aligns our revenue presentation with the products in each of our two reportable segments, which are discussed in Note 15. Following this change, our revenue is categorized as follows:
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

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
As Previously Reported
Revenue:
Domains	$453.2	$1,312.6
Hosting and presence	324.7	953.5
Business applications	186.1	530.3
Total revenue	$964.0	$2,796.4

As Revised
Revenue:
Applications and commerce	$289.6	$827.8
Core platform	674.4	1,968.6
Total revenue	$964.0	$2,796.4
Disaggregated Revenue
Revenue by major product type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Applications and commerce	$326.0	$289.6	$946.3	$827.8
Core platform: domains	494.0	454.8	1,462.9	1,317.1
Core platform: other	213.2	219.6	642.2	651.5
	$1,033.2	$964.0	$3,051.4	$2,796.4
No single customer represented over 10% of our total revenue for any period presented.
Revenue by geography is based on the customer's billing address and was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
U.S.	$700.6	$644.3	$2,058.2	$1,856.4
International	332.6	319.7	993.2	940.0
	$1,033.2	$964.0	$3,051.4	$2,796.4
No international country represented more than 10% of total revenue in any period presented.
See Note 7 for information regarding our deferred revenue.

Assets Recognized from Contract Costs
Fees paid to various registries at the inception of a domain registration or renewal represent costs to fulfill a contract. We capitalize and amortize these prepaid domain name registry fees to cost of revenue consistent with the pattern of transfer of the product to which the asset relates. Amortization expense of such asset was $180.3 million and $171.4 million for the three months ended September 30, 2022 and 2021, respectively, and was $532.0 million and $500.0 million for the nine months ended September 30, 2022 and 2021, respectively.
Restructuring and other
Restructuring and other primarily represents charges recorded in connection with the impairment and gains and losses on disposition of certain assets.
Fair Value Measurements
The following tables set forth our material assets and liabilities measured and recorded at fair value on a recurring basis:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Commercial paper	$—	$120.0	$—	$120.0
Money market funds and time deposits	338.9	—	—	338.9
Derivative assets	—	336.7	—	336.7
Total assets	$338.9	$456.7	$—	$795.6

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds and time deposits	$178.1	$—	$—	$178.1
Derivative assets	—	30.3	—	30.3
Total assets	$178.1	$30.3	$—	$208.4
Liabilities:
Derivative liabilities	$—	$89.5	$—	$89.5
Total liabilities	$—	$89.5	$—	$89.5
Recent Accounting Pronouncements
In October 2021, the FASB issued final guidance changing the measurement of acquired liabilities from contracts with customers in a business combination. The new guidance requires the recognition of contract liabilities at amounts generally consistent with those recorded by the acquiree immediately before the acquisition date. Under existing guidance, contract liabilities are measured at fair value, which generally results in a reduction to acquired contract liabilities and therefore lower revenue recognized during the post-acquisition period. We early adopted the new guidance on January 1, 2022.
3.    Business Acquisitions
In July 2022, we completed an acquisition for net cash consideration of $69.6 million. The acquisition was not material to our results of operations.
The aggregate purchase price was preliminarily allocated based upon our assessment of acquisition-date fair values with $56.3 million allocated to goodwill, none of which is tax deductible, $17.6 million to identified finite-lived intangible assets and $4.3 million of net liabilities assumed. The identified finite-lived intangible assets, which primarily consist of developed technology and customer relationships, were valued using an income-based approach and have a total weighted-average amortization period of 3.3 years.
The recognition of goodwill was made based on the strategic benefits we expect to realize from the acquisition. During the measurement period, which will not exceed one year from each closing, we will continue to obtain information to assist us in finalizing the acquisition-date fair values. Any qualifying changes to our preliminary estimates will be recorded as adjustments to the respective assets and liabilities, with any residual amounts allocated to goodwill.
4.    Goodwill and Intangible Assets
As described in Note 15, beginning in the first quarter of 2022, we revised the presentation of segment information to reflect changes in the way we manage and evaluate our business. As such, we now have two operating segments, which are also our reporting units. We evaluated the goodwill of each reporting unit for impairment immediately before and after this change; no impairment was identified.
The following table summarizes changes in our goodwill balance by segment:

	A&C	Core	Total
Balance at December 31, 2021	$1,522.5	$2,018.3	$3,540.8
Goodwill related to acquisitions	—	56.3	56.3
Impact of foreign currency translation	(65.5)	(87.8)	(153.3)
Purchase accounting adjustments related to prior period acquisitions	6.2	8.3	14.5
Balance at September 30, 2022	$1,463.2	$1,995.1	$3,458.3
Intangible assets, net are summarized as follows:

	September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	244.1	n/a	244.1
Contractual-based assets	256.8	n/a	256.8
Finite-lived intangible assets:
Customer-related	455.5	$(274.6)	180.9
Developed technology	238.0	(154.1)	83.9
Trade names and other	105.1	(48.9)	56.2
	$1,744.5	$(477.6)	$1,266.9

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	246.8	n/a	246.8
Contractual-based assets	253.8	n/a	253.8
Finite-lived intangible assets:
Customer-related	535.1	$(279.3)	255.8
Developed technology	243.5	(133.1)	110.4
Trade names and other	118.4	(45.5)	72.9
	$1,842.6	$(457.9)	$1,384.7

Amortization expense was $31.8 million and $32.6 million for the three months ended September 30, 2022 and 2021, respectively, and was $96.7 million and $94.7 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the weighted-average remaining amortization period for amortizable intangible assets was 40 months for customer-related, 32 months for developed technology and 57 months for trade names and other, and was 41 months in total.
Based on the balance of finite-lived intangible assets as of September 30, 2022, expected future amortization expense is as follows:

Year Ending December 31:
2022 (remainder of)	$31.4
2023	101.3
2024	81.6
2025	74.3
2026	24.8
Thereafter	7.6
$321.0
5.    Stockholders' Equity
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
In addition to the ASRs discussed above, during the nine months ended September 30, 2022, we also repurchased a total of 4,855 shares, of our Class A common stock in the open market, which were retired upon repurchase, for an aggregate purchase price of $345.9 million.
As of September 30, 2022, we had $1,904.1 million of remaining authorization available for repurchases.
6.    Equity-Based Compensation Plans
Equity Plans
On March 31, 2015, we adopted the 2015 Equity Incentive Plan (the 2015 Plan). On January 1, 2022, an additional 6,689 shares of our Class A common stock were reserved for issuance pursuant to the automatic increase provisions of the 2015 Equity Incentive Plan. As of September 30, 2022, 34,450 shares were available for issuance as future awards under the plan.
On March 31, 2015, we adopted the 2015 Employee Stock Purchase Plan (the ESPP). On January 1, 2022, an additional 1,000 shares of our Class A common stock were reserved for issuance pursuant to the automatic increase provisions of the ESPP. As of September 30, 2022, 5,290 shares were available for issuance under the plan.

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
The following table summarizes stock option activity:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Exercise Price Per Share ($)
Outstanding at December 31, 2021	1,999	42.94
Exercised	(498)	37.79
Forfeited	(36)	72.92
Outstanding at September 30, 2022	1,465	43.94
Vested at September 30, 2022	1,353	41.99
The following table summarizes stock award activity:

Number of Shares of Class A Common Stock (#)
Outstanding at December 31, 2021	6,766
Granted: RSUs	4,060
Granted: TSR-based PSUs	246
Vested	(2,051)
Forfeited	(915)
Outstanding at September 30, 2022(1)	8,106
_________________________________
(1)Includes financial-based PSUs for which performance targets have not yet been established, and which are not yet considered granted for accounting purposes. The balance of outstanding awards is comprised of the following:

	Number of Shares of Class A Common Stock (#)	Weighted-Average Grant-Date Fair Value Per Share ($)
RSUs	7,357	79.89
TSR-based PSUs	683	120.85
Financial-based PSUs granted for accounting purposes	41	82.52
Financial-based PSUs not yet granted for accounting purposes	25	N/A
Outstanding at September 30, 2022	8,106
As of September 30, 2022, total unrecognized compensation expense related to non-vested equity grants was $445.3 million with an expected remaining weighted-average recognition period of 2.5 years, which excludes PSUs not yet considered granted for accounting purposes.

7.    Deferred Revenue
Deferred revenue consisted of the following:

	September 30, 2022	December 31, 2021
Current:
A&C	$630.2	$568.0
Core	1,345.0	1,322.1
	$1,975.2	$1,890.1
Noncurrent:
A&C	$175.4	$187.3
Core	598.2	556.0
	$773.6	$743.3
The increase in deferred revenue is primarily driven by payments received in advance of satisfying our performance obligations, offset by $437.9 million and $1,751.9 million of revenue recognized during the three and nine months ended September 30, 2022, which was included in deferred revenue as of December 31, 2021. Deferred revenue as of September 30, 2022 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied, and is expected to be recognized as revenue as follows:

	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total

A&C	$253.3	$412.9	$99.4	$27.9	$6.8	$5.3	$805.6
Core	506.5	944.5	262.0	98.1	56.9	75.2	1,943.2
	$759.8	$1,357.4	$361.4	$126.0	$63.7	$80.5	$2,748.8
8.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Accrued payroll and employee benefits	$113.4	$124.2
Tax-related accruals	43.7	35.6
Current portion of operating lease liabilities	33.4	36.9
Accrued acquisition-related expenses and acquisition consideration payable	27.0	24.5
Accrued legal and professional	31.7	23.2
Accrued marketing and advertising	19.8	22.9
Derivative liabilities	—	89.5
Other	82.6	80.5
	$351.6	$437.3

9.    Long-Term Debt
Long-term debt consisted of the following:

	Maturity Date	September 30, 2022	December 31, 2021
2024 Term Loans (effective interest rate of 3.2% at September 30, 2022 and 2.3% at December 31, 2021)	February 15, 2024	$1,763.7	$1,782.4
2027 Term Loans (effective interest rate of 3.6% at September 30, 2022 and 2.4% at December 31, 2021)	August 10, 2027	733.1	738.8
2027 Senior Notes (effective interest rate of 5.4% at September 30, 2022 and December 31, 2021)	December 1, 2027	600.0	600.0
2029 Senior Notes (effective interest rate of 3.6% at September 30, 2022 and December 31, 2021)	March 1, 2029	800.0	800.0
Revolver	February 15, 2024	—	—
Total		3,896.8	3,921.2
Less: unamortized original issue discount and debt issuance costs(1)		(29.5)	(38.9)
Less: current portion of long-term debt		(24.4)	(24.1)
		$3,842.9	$3,858.2
_________________________________
(1)Original issue discount and debt issuance costs are amortized to interest expense over the life of the related debt instruments using the interest method.
Credit Facility
As described in our 2021 Form 10-K, our secured credit agreement (the Credit Facility) includes two tranches of term loans (the 2024 Term Loans and the 2027 Term Loans, collectively the Term Loans) and a revolving credit facility (the Revolver). A portion of the Term Loans is hedged by interest rate swap arrangements, as discussed in Note 10.
As of September 30, 2022, we had $600.0 million available for borrowing under the Revolver and were not in violation of any covenants of the Credit Facility.
Senior Notes
As described in our 2021 Form 10-K, we have completed two offerings of senior notes (the 2027 Senior Notes and the 2029 Senior Notes, collectively the Senior Notes).
As of September 30, 2022, we were not in violation of any covenants of the Senior Notes.
Fair Value
The estimated fair values of our long-term debt instruments are based on observable market prices for these loans, which are traded in less active markets and therefore classified as Level 2 fair value measurements, and were as follows as of September 30, 2022:

2024 Term Loans	$1,748.3
2027 Term Loans	$712.9
2027 Senior Notes	$554.9
2029 Senior Notes	$653.3

Future Debt Maturities
Aggregate principal payments, exclusive of any unamortized original issue discount and debt issuance costs, due on long-term debt as of September 30, 2022 were as follows:

Year Ending December 31:
2022 (remainder of)	$8.1
2023	32.5
2024	1,740.0
2025	7.5
2026	7.5
Thereafter	2,101.2
$3,896.8
10.    Derivatives and Hedging
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
The following table summarizes our outstanding derivative instruments on a gross basis, all of which are considered Level 2 financial instruments:

	Notional Amount		Fair Value of Derivative Assets(2)		Fair Value of Derivative Liabilities(2)
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Cash flow hedges:
Foreign exchange forward contracts	$359.7	$360.3	$34.2	$5.6	$—	$1.0
Cross-currency swaps(1)	504.8	1,346.8	51.3	—	—	80.9
Interest rate swaps	1,985.7	2,001.2	185.9	24.7	—	7.6
Net investment hedges:
Cross-currency swaps(1)	647.0	—	65.3	—	—	—
Total hedges	$3,497.2	$3,708.3	$336.7	$30.3	$—	$89.5
_________________________________
(1)The notional values of the cross-currency swaps have been translated from Euros to U.S. dollars at the foreign currency rates in effect of approximately 0.98 and 1.14 as of September 30, 2022 and December 31, 2021, respectively.
(2)In our balance sheets, all derivative assets are recorded within prepaid expenses and other current assets and all derivative liabilities are recorded within accrued expenses and other current liabilities.

The following table summarizes the effect of our hedging relationships on AOCI:

	Unrealized Gains (Losses) Recognized in Other Comprehensive Income
	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Cash flow hedges:
Foreign exchange forward contracts(1)	$24.2	$11.0	$48.0	$14.0
Cross-currency swaps	(0.5)	(5.3)	42.9	(10.8)
Interest rate swaps	78.2	10.2	171.3	35.5
Net investment hedges:
Cross-currency swaps	43.7	—	65.3	—
Total hedges	$145.6	$15.9	$327.5	$38.7
_________________________________
(1)Amounts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.
The following tables summarize the locations and amounts of gains (losses) recognized within earnings related to our hedging relationships:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Cash flow hedges:
Foreign exchange forward contracts:
Reclassified from AOCI into income	$2.3	$—	$—	$(2.8)	$—	$—
Cross-currency swaps:
Reclassified from AOCI into income(1)	—	2.7	35.2	—	6.8	33.2
Interest rate swaps:
Reclassified from AOCI into income	—	2.4	—	—	(8.8)	—
Net investment hedges:
Cross-currency swaps:
Reclassified from AOCI into income	—	3.6	—	—	—	—
Total hedges	$2.3	$8.7	$35.2	$(2.8)	$(2.0)	$33.2
_________________________________
(1)The amounts reflected in other income (expense), net include $(34.9) million and $(33.5) million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by cross-currency swaps during the three months ended September 30, 2022 and 2021, respectively.

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Cash flow hedges:
Foreign exchange forward contracts:
Reclassified from AOCI into income	$0.9	$—	$—	$(6.2)	$—	$—
Cross-currency swaps:
Reclassified from AOCI into income(1)	—	12.3	88.0	—	20.1	76.2
Interest rate swaps:
Reclassified from AOCI into income	—	(13.6)	—	—	(26.1)	—
Net investment hedges:
Cross-currency swaps:
Reclassified from AOCI into income	—	7.9	—	—	—	—
Total hedges	$0.9	$6.6	$88.0	$(6.2)	$(6.0)	$76.2
_________________________________
(1)The amounts reflected in other income (expense), net include $(87.8) million and $(77.2) million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by the cross-currency swaps during the nine months ended September 30, 2022 and 2021, respectively.
As of September 30, 2022, we estimate that $62.8 million of net deferred gains related to our designated hedges will be recognized in earnings over the next 12 months. No amounts have been excluded from our hedge effectiveness testing.
Risk Management Strategies
Foreign Exchange Forward Contracts
From time-to-time, we may enter into foreign exchange forward contracts with financial institutions to hedge certain forecasted sales transactions denominated in foreign currencies. We designate these forward contracts as cash flow hedges, which are recognized as either assets or liabilities at fair value. At September 30, 2022, all such contracts had maturities of 18 months or less.
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
11.     Leases
Our operating leases primarily consist of office and data center space expiring at various dates through November 2036. Certain leases include options to renew or terminate at our discretion. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of September 30, 2022, operating leases have a remaining weighted average lease term of 7.1 years and our operating lease liabilities were measured using a weighted average discount rate of 5.2%.
The components of operating lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating lease costs	$11.9	$12.1	$34.3	$36.4
Variable lease costs	3.8	2.6	8.8	7.4
Sublease income	(2.5)	(1.0)	(6.2)	(2.6)
	$13.2	$13.7	$36.9	$41.2
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
As described in our 2021 Form 10-K, as of December 31, 2021, we had accrued $8.1 million as our estimated loss provision related to the settlement of certain class action complaints alleging violation of the Telephone Consumer Protection Act of 1991. On January 19, 2021, a single objector to the settlement filed a notice of appeal to the 11th Circuit Court of Appeals (the 11th Circuit). On July 27, 2022, the 11th Circuit vacated the settlement approval order and remanded the case for further action due to standing issues among the class members. On August 18, 2022, the plaintiffs filed a petition for a rehearing before the 11th Circuit, which remains pending as of the date of this filing. Given the pending nature of this petition, and the possibility for one or more parties to seek relief from the Supreme Court, the finality and/or impact of the July 27, 2022 decision is uncertain. As a result, we have not adjusted our estimated loss provision for this settlement as of September 30, 2022.

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
As of September 30, 2022 and December 31, 2021, our accrual for estimated indirect tax liabilities was $14.6 million and $8.2 million, respectively, reflecting our best estimate of the probable liability based on an analysis of our business activities, revenues subject to indirect taxes and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation or settlements could be materially different than the amounts established for indirect tax contingencies.
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
Our effective tax rates differ from the U.S. federal statutory rate primarily due to changes in valuation allowances based on current year earnings as well as a discrete charge of $6.8 million for the nine months ended September 30, 2022 related to a change in entity tax status for one of our domestic corporations.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (IRA Act), which is effective January 1, 2023 and contains provisions implementing a 15% minimum corporate income tax and a 1% excise tax on stock repurchases. While we are continuing to evaluate the impact of the IRA Act, at this time, we do not believe it will have a material impact on our consolidated financial statements.

In determining the need for a valuation allowance, we prepare quarterly estimates using historical and forecasted future operating results, based upon approved business plans, including a review of the eligible carryforward periods and tax planning strategies. Based primarily on the negative evidence outweighing the positive evidence as of September 30, 2022, including our three year cumulative, consolidated GAAP loss, our historical tax losses and the difficulty in forecasting excess tax benefits related to equity-based compensation, we believe there is uncertainty as to when we will be able to utilize certain of our domestic net operating losses (NOLs), credit carryforwards and other deferred tax assets (DTAs). Therefore, we have recorded a valuation allowance against the DTAs for which we have concluded it is more-likely-than-not they will not be realized.
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
Uncertain Tax Positions
During the nine months ended September 30, 2022, we established a reserve for an uncertain tax position of $12.7 million relating to pre-acquisition tax periods for a previously-completed acquisition, of which $11.9 million was recorded as an increase to goodwill. The acquisition agreements provide indemnification related to pre-acquisition tax exposures in certain circumstances. As of September 30, 2022, we have not recorded any amounts related to such indemnification. There were no other material changes to our liabilities related to uncertain income tax positions.
The total amount of gross unrecognized tax benefits was $142.2 million as of September 30, 2022, of which $45.9 million, if fully recognized, would decrease our effective tax rate. Although we believe the amounts reflected in our tax returns substantially comply with applicable U.S. federal, state and foreign tax regulations, the respective taxing authorities may take contrary positions based on their interpretation of the law. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision or benefit for income taxes in the period in which a final determination is made.
14.    Income Per Share
Basic income per share is computed by dividing net income attributable to GoDaddy Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted income per share is computed giving effect to all potentially dilutive shares unless their effect is antidilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income	$100.0	$97.7	$259.1	$155.4
Less: net income attributable to non-controlling interests	0.2	0.2	0.5	0.3
Net income attributable to GoDaddy Inc.	$99.8	$97.5	$258.6	$155.1
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	156,393	167,542	160,150	168,387
Effect of dilutive securities:
Class B common stock	312	350	313	445
Stock options	616	1,047	712	1,229
RSUs, PSUs and ESPP shares	1,097	884	1,490	1,663
Weighted-average shares of Class A Common stock outstanding—diluted	158,418	169,823	162,665	171,724

Net income attributable to GoDaddy Inc. per share of Class A common stock—basic	$0.64	$0.58	$1.61	$0.92
Net income attributable to GoDaddy Inc. per share of Class A common stock—diluted(1):	$0.63	$0.58	$1.59	$0.90
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
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted income per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	218	433	246	562
RSUs, PSUs and ESPP shares	520	761	2,557	619
	738	1,194	2,803	1,181
Shares of Class B common stock are not participating securities, and therefore, do not have rights to share in our earnings. Accordingly, separate presentation of income per share of Class B common stock under the two-class method is not required. Each share of Class B common stock is exchangeable for one share of Class A common stock.
15.     Segment Information
Beginning in the first quarter of 2022, we revised the presentation of segment information to reflect changes in the way we manage and evaluate our business. Effective January 1, 2022, we report our operating results through two reportable segments: A&C and Core. Previously we had a single operating and reportable segment.
Our chief operating decision maker (CODM), which, as of September 30, 2022, was our Chief Executive Officer, evaluates segment performance based on several factors, including revenue and normalized earnings before interest, taxes, depreciation and amortization (NEBITDA). Segment NEBITDA is defined as net income excluding depreciation and amortization, equity-based compensation expense, interest expense (net) and provision or benefit for income taxes; in addition to these adjustments, we exclude, as they occur, acquisition-related expenses and certain other items, such as restructuring-related items and expenses related to non-ordinary course legal matters. In this way, we believe segment NEBITDA serves as a measure that can assist our CODM and our investors in comparing our performance on a consistent basis by removing the impact of certain items that we believe do not directly reflect our segments’ core operations.

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
The following table presents our segment information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue:
A&C	$326.0	$289.6	$946.3	$827.8
Core	707.2	674.4	2,105.1	1,968.6
Total revenue	$1,033.2	$964.0	$3,051.4	$2,796.4
Segment NEBITDA:
A&C	$135.6	$115.0	$387.2	$324.2
Core	202.1	173.9	578.9	481.7
Corporate overhead and other	(75.0)	(61.2)	(219.1)	(187.7)
Depreciation and amortization	(48.5)	(50.7)	(145.1)	(149.7)
Equity-based compensation expense	(65.4)	(50.9)	(193.3)	(154.9)
Interest expense, net of interest income	(32.1)	(32.3)	(98.9)	(93.0)
Acquisition-related expenses	(8.9)	(10.3)	(27.2)	(65.9)
Restructuring and other(1)	(10.6)	14.1	(21.9)	7.4
Income before income taxes	97.2	97.6	260.6	162.1
Benefit (provision) for income taxes	2.8	0.1	(1.5)	(6.7)
Net income	$100.0	$97.7	$259.1	$155.4
_________________________________
(1)Includes lease-related expenses associated with closed facilities and charges related to certain legal matters.

16.    Accumulated Other Comprehensive Income (Loss)
The following table presents AOCI activity in equity:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Total AOCI
Gross balance as of December 31, 2021(2)	$(52.9)	$14.2	$(38.7)
Other comprehensive income (loss) before reclassifications	(19.9)	169.2	149.3
Amounts reclassified from AOCI	—	95.5	95.5
Other comprehensive income (loss)	(19.9)	264.7	244.8
	$(72.8)	$278.9	206.1
Less: AOCI attributable to non-controlling interests			(0.4)
Balance as of September 30, 2022			$205.7

Gross balance as of December 31, 2020(2)	$(98.8)	$(32.8)	$(131.6)
Other comprehensive income (loss) before reclassifications	31.6	(27.1)	4.5
Amounts reclassified from AOCI	—	64.0	64.0
Other comprehensive income	31.6	36.9	68.5
	$(67.2)	$4.1	(63.1)
Less: AOCI attributable to non-controlling interests			0.1
Balance as of September 30, 2021			$(63.0)
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
17.    Subsequent Events
Credit Facility Refinancing
In October 2022, we announced the allocation of funding for a new term loan facility to refinance the 2024 Term Loans and to extend their maturity date to 2029 as well as to increase the borrowing capacity under our Revolver from $600.0 million to $1.0 billion under a new revolving credit facility maturing in 2027. The foregoing transactions are subject to finalized terms and customary closing conditions and are anticipated to close in the fourth quarter of 2022.

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
Consolidated Third Quarter Financial Highlights
Below are our key consolidated financial highlights for the three months ended September 30, 2022, with comparisons to the three months ended September 30, 2021.
•Total revenue of $1,033.2 million, an increase of 7.2%, or approximately 8.8% on a constant currency basis(1).
•International revenue of $332.6 million, an increase of 4.0%, or approximately 8.9% on a constant currency basis(1).
•Total bookings of $1,087.0 million, an increase of 4.7%, or approximately 6.7% on a constant currency basis(1).
•Operating income of $129.7 million, an decrease of 1.2%.
•Net income of $100.0 million, an increase of 2.4%.
•Normalized EBITDA(2) of $262.7 million, an increase of 15.4%.
•Net cash provided by operating activities of $269.9 million, an increase of 19.2%.
(1) Discussion of constant currency is set forth in "Quantitative and Qualitative Disclosures about Market Risk."
(2) A reconciliation of Normalized EBITDA to net income, its most directly comparable GAAP financial measure, is set forth in Note 15 to our financial statements.
The COVID-19 Pandemic
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue

Revenue:
Applications & commerce	$326.0	31.6%	$289.6	30.0%	$946.3	31.0%	$827.8	29.6%
Core platform	707.2	68.4%	674.4	70.0%	2,105.1	69.0%	1,968.6	70.4%
Total revenue	1,033.2	100.0%	964.0	100.0%	3,051.4	100.0%	2,796.4	100.0%
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	374.3	36.2%	345.8	35.9%	1,105.0	36.2%	999.0	35.7%
Technology and development	199.5	19.3%	172.4	17.9%	587.7	19.3%	530.8	19.0%
Marketing and advertising	100.4	9.7%	124.0	12.9%	317.4	10.4%	383.2	13.7%
Customer care	74.0	7.2%	74.0	7.7%	230.6	7.6%	230.9	8.3%
General and administrative	101.6	9.9%	81.2	8.4%	286.9	9.4%	260.9	9.3%
Restructuring and other	5.2	0.5%	(15.4)	(1.6)%	14.8	0.5%	(15.4)	(0.6)%
Depreciation and amortization	48.5	4.7%	50.7	5.2%	145.1	4.7%	149.7	5.4%
Total costs and operating expenses	903.5	87.5%	832.7	86.4%	2,687.5	88.1%	2,539.1	90.8%
Operating income	129.7	12.5%	131.3	13.6%	363.9	11.9%	257.3	9.2%
Interest expense	(35.6)	(3.4)%	(32.5)	(3.4)%	(104.1)	(3.4)%	(93.8)	(3.4)%
Other income (expense), net	3.1	0.3%	(1.2)	(0.1)%	0.8	—%	(1.4)	(0.1)%
Income before income taxes	97.2	9.4%	97.6	10.1%	260.6	8.5%	162.1	5.7%
Benefit (provision) for income taxes	2.8	0.2%	0.1	—%	(1.5)	(0.1)%	(6.7)	(0.2)%
Net income	100.0	9.6%	97.7	10.1%	259.1	8.4%	155.4	5.5%
Less: net income attributable to non-controlling interests	0.2	—%	0.2	—%	0.5	—%	0.3	—%
Net income attributable to GoDaddy Inc.	$99.8	9.6%	$97.5	10.1%	$258.6	8.4%	$155.1	5.5%
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Applications & commerce	$326.0	$289.6	$36.4	13%	$946.3	$827.8	$118.5	14%
Core platform	707.2	674.4	$32.8	5%	2,105.1	1,968.6	$136.5	7%
Total revenue	$1,033.2	$964.0	$69.2	7%	$3,051.4	$2,796.4	$255.0	9%
The 7.2% and 9.1% increases in total revenue for the three and nine months ended September 30, 2022, respectively, were driven by growth in total customers and average revenue per user as well as contributions from recent acquisitions, partially offset by approximately 160 and 100 basis points, respectively, due to adverse movements in foreign currency exchange rates against the U.S. dollar. The increase in customers impacted both of our revenue categories, as the additional customers purchased subscriptions across our product portfolio.
The 12.6% and 14.3% increases in A&C revenue for the three and nine months ended September 30, 2022, respectively, were primarily driven by increased customer adoption of our productivity solutions and our Websites + Marketing and Managed WordPress products as well as increased commerce-related revenue primarily associated with our acquisition of Poynt Co. (now known as GoDaddy Payments).
The 4.9% and 6.9% increases in Core revenue for the three and nine months ended September 30, 2022, respectively, were primarily driven by increased revenue from domain registrations and domain add-ons, increased aftermarket domain sales as a result of our continued innovation in auction technologies, higher average revenue per user and the growth of our registry business. These increases were partially offset by a decrease in our hosting business as well as a 0.4% decrease in domains under management from 84.1 million as of September 30, 2021 to 83.8 million as of September 30, 2022.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Total bookings	$1,087.0	$1,038.1	$48.9	5%	$3,362.2	$3,181.6	$180.6	6%
The 4.7% and 5.7% increases in total bookings for the three and nine months ended September 30, 2022, respectively, were primarily driven by increased aftermarket domain sales, broadened customer adoption of our productivity solutions and our Websites + Marketing and Managed WordPress products as well as increases in total customers and contributions from recent acquisitions, partially offset by approximately 200 and 150 basis points, respectively, due to adverse movements in foreign currency exchange rates due to the strength of the U.S. dollar. In addition to the currency headwinds, our bookings growth rate was also impacted by uneven demand patterns related to inflation and continued economic uncertainty.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%

Cost of revenue (excluding depreciation and amortization)	$374.3	$345.8	$28.5	8%	$1,105.0	$999.0	$106.0	11%
The 8.2% and 10.6% increases in cost of revenue for the three and nine months ended September 30, 2022, respectively, were primarily attributable to (i) higher domain costs, which were driven by increased aftermarket domain sales, cost increases implemented by various TLD registries and costs associated with our growing registry business, (ii) increased software licensing fees resulting from higher sales of productivity solutions and (iii) increased costs associated with the growth of our payment processing business.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%

Technology and development	$199.5	$172.4	$27.1	16%	$587.7	$530.8	$56.9	11%
The 15.7% and 10.7% increases in technology and development expenses for the three and nine months ended September 30, 2022, respectively, were primarily due to (i) increased personnel costs driven by higher average headcount associated with our continued investment in product development and (ii) increased technology costs associated with the growth of our business, advancement of our commerce and innovation strategies and our migration to a cloud-based infrastructure. The increase for the nine months ended was partially offset by a $25.5 million decrease in compensation expense related to prior acquisitions, primarily Poynt.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%

Marketing and advertising	$100.4	$124.0	$(23.6)	(19)%	$317.4	$383.2	$(65.8)	(17)%

The 19.0% and 17.2% decreases in marketing and advertising expenses for the three and nine months ended September 30, 2022, respectively, were primarily attributable to a lower level of discretionary spending in 2022 as compared to the significant additional marketing investments we made in 2021 to drive growth during a period of high demand.
Customer care
Customer care expenses represent the costs to guide and service our customers, primarily consisting of personnel costs. We expect customer care expenses to fluctuate depending on the methods of customer interaction utilized as well as the level of personnel required to support our business.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%

Customer care	$74.0	$74.0	$—	—%	$230.6	$230.9	$(0.3)	—%
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%

General and administrative	$101.6	$81.2	$20.4	25%	$286.9	$260.9	$26.0	10%
The 25.1% increase in general and administrative expenses for the three months ended September 30, 2022 was primarily due to increased legal and professional fees as well as increased personnel costs driven by higher average headcount.
The 10.0% increase in general and administrative expenses for the nine months ended September 30, 2022 was primarily due to increased personnel costs driven by higher average headcount and the reversal of equity-based compensation expense in 2021 due to the forfeiture of unvested awards related to certain executive departures as well as increased legal and professional fees. These increases were partially offset by lower office rent expense.
Restructuring and other

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%

Restructuring and other	$5.2	$(15.4)	$20.6	(134)%	$14.8	$(15.4)	$30.2	(196)%
Restructuring and other for the three and nine months ended September 30, 2022 includes the impairment and loss on disposition of certain assets.
During the three and nine months ended September 30, 2021 we recognized a $15.4 million gain on the sale of our former corporate headquarters.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%

Depreciation and amortization	$48.5	$50.7	$(2.2)	(4)%	$145.1	$149.7	$(4.6)	(3)%
There were no material changes in depreciation and amortization.
Interest expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%

Interest expense	$35.6	$32.5	$3.1	10%	$104.1	$93.8	$10.3	11%
There was no material change in interest expense for the three months ended September 30, 2022.
The 11.0% increase in interest expense for the nine months ended September 30, 2022 was primarily driven by the issuance of the 2029 Senior Notes in February 2021, as further discussed in Note 9 to our financial statements.
Segment Results of Operations
Our two operating segments, A&C and Core, reflect the way we manage and evaluate the performance of our business. Our CODM evaluates segment performance based upon several factors, of which the primary financial measures are revenue and Segment NEBITDA. See Note 15 to our financial statements for a reconciliation of Segment NEBITDA to net income, its most directly comparable GAAP financial measure.
Applications & Commerce
The following table presents the results for our A&C segment for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Revenue	$326.0	$289.6	$36.4	13%	$946.3	$827.8	$118.5	14%
Segment NEBITDA	$135.6	$115.0	$20.6	18%	$387.2	$324.2	$63.0	19%
The 12.6% and 14.3% increases in A&C revenue for the three and nine months ended September 30, 2022, respectively, were primarily driven by increased sales of our productivity solutions and Websites + Marketing and Managed WordPress products as well as increased commerce-related revenue, as described above.
The 17.9% and 19.4% increases in A&C Segment NEBITDA for the three and nine months ended September 30, 2022, respectively, primarily resulted from the revenue increases noted above, in conjunction with lower discretionary marketing spend in 2022. These increases were partially offset by higher personnel costs resulting from headcount additions made to support the continued development of our A&C products.

Core Platform
The following table presents the results for our Core segment for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Revenue	$707.2	$674.4	$32.8	5%	2,105.1	1,968.6	$136.5	7%
Segment NEBITDA	$202.1	$173.9	$28.2	16%	578.9	$481.7	$97.2	20%
The 4.9% and 6.9% increases in Core revenue for the three and nine months ended September 30, 2022, respectively, were primarily driven by increased revenue from domain registrations and domain add-ons, increases in aftermarket domain sales and average revenue per user and the growth of our registry business, partially offset by a decrease in our hosting business, as described above.
The 16.2% and 20.2% increases in Core Segment NEBITDA for the three and nine months ended September 30, 2022, respectively, primarily resulted from the revenue increases noted above, in conjunction with lower discretionary marketing spend in 2022. These increases were partially offset by higher third-party commissions associated with the increased aftermarket domain sales as well as cost increases implemented by various TLD registries.
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
Credit Facility and Senior Notes
Our long-term debt consists of the Credit Facility and the Senior Notes described in Note 9 to our financial statements.

Our long-term debt agreements contain covenants restricting, among other things, our ability, or the ability of our subsidiaries, to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes including mergers and consolidations, sell assets, make restricted payments including dividends, distributions and investments, prepay junior indebtedness and engage in operations other than in connection with acting as a holding company, subject to customary exceptions. As of September 30, 2022, we were in compliance with all such covenants and had no amounts drawn on our Revolver.
As discussed in Note 10 to our financial statements, we have hedged a portion of our long-term debt through the use of cross-currency and interest rate swap derivative instruments. These instruments help us manage and mitigate our risk of exposure to changes in foreign currency exchange rates and interest rates. See "Quantitative and Qualitative Disclosures About Market Risk" for additional discussion of our hedging activities.
As discussed in Note 17, in October 2022, we announced the allocation of funding for a new term loan facility to refinance the 2024 Term Loans and to extend their maturity date to 2029 as well as to increase the borrowing capacity under our Revolver from $600.0 million to $1.0 billion under a new revolving credit facility maturing in 2027. The refinanced term loans are expected to be issued at a 2.0% discount on the face of the note at original issue and to bear interest at the Secured Overnight Financing Rate plus 3.25% per annum. The foregoing transactions are subject to finalized terms and customary closing conditions and are anticipated to close in the fourth quarter of 2022.
Share Repurchases
As discussed in Note 5 to our financial statements, our Board has authorized us to repurchase up to $3,000.0 million of our Class A common stock.
In February 2022, we entered into ASRs to repurchase shares of our Class A common stock in exchange for an up-front aggregate payment of $750.0 million. We completed the ASRs in May 2022, repurchasing a total of 9,202 shares of our Class A common stock at an average price of $81.50 per share under these arrangements.
In addition to the ASRs discussed above, during the nine months ended September 30, 2022, we also repurchased a total of 4,855 shares of our Class A common stock in the open market for an aggregate purchase price of $345.9 million.
As of September 30, 2022, we had $1,904.1 million of remaining authorization available for repurchases.
Acquisitions
In July 2022, we completed an acquisition for $69.6 million in net cash consideration. See Note 3 to our financial statements for a discussion of this acquisition.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021

Net cash provided by operating activities	$771.7	$657.1
Net cash used in investing activities	(115.5)	(570.3)
Net cash provided by (used in) financing activities	(1,081.0)	292.4
Effect of exchange rate changes on cash and cash equivalents	(4.7)	(1.0)
Net increase (decrease) in cash and cash equivalents	$(429.5)	$378.2

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
Net cash provided by operating activities increased $114.6 million from $657.1 million during the nine months ended September 30, 2021 to $771.7 million during the nine months ended September 30, 2022, primarily driven by the growth in total bookings as well as lower acquisition-related payments and discretionary marketing spending. These increases were partially offset by higher personnel costs to support our growth, increased domain costs and higher software licensing fees related to increased sales of third-party productivity solutions.
Investing Activities
Our investing activities generally consist of strategic acquisitions and purchases of property and equipment to support the overall growth of our business. We expect our investing cash flows to be affected by the timing of payments we make for capital expenditures, strategic acquisitions or other growth opportunities we decide to pursue.
Net cash used in investing activities decreased $454.8 million from $570.3 million during the nine months ended September 30, 2021 to $115.5 million during the nine months ended September 30, 2022, primarily due to a $247.6 million decrease in spending for business acquisitions and a $201.4 million decrease in purchases of intangible assets.
Financing Activities
Our financing activities generally consist of long-term debt borrowings, the repayment of principal on long-term debt, stock option exercise proceeds and share repurchases.
Net cash from financing activities decreased $1,373.4 million from $292.4 million provided during the nine months ended September 30, 2021 to $1,081.0 million used during the nine months ended September 30, 2022, primarily due to $800.0 million in proceeds received from the issuance of the 2029 Senior Notes in 2021 and a $564.5 million increase in share repurchases.
Deferred Revenue
See Note 7 to our financial statements for details regarding the expected future recognition of deferred revenue.
Off-Balance Sheet Arrangements
As of September 30, 2022 and December 31, 2021, we had no off-balance sheet arrangements that had, or which are reasonably likely to have, a material effect on our financial statements.
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
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts may fail to meet their contractual obligations. To mitigate such counterparty credit risk, we enter into contracts only with carefully selected financial institutions based upon ongoing evaluations of their creditworthiness. As a result, we do not believe we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of September 30, 2022.
Foreign Currency Risk
We manage our exposure to changes in foreign currency exchange rates through the use of foreign exchange forward contracts and cross-currency swap contracts. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and cash equivalents.
Foreign Exchange Forward Contracts
A portion of our bookings, revenue and operating expenses is denominated in foreign currencies, which are subject to exchange rate fluctuations. Our most significant foreign currency exposures are the Euro, the British pound, the Canadian dollar and the Australian dollar. Our reported bookings, revenues and operating results may be impacted by fluctuations in foreign currency exchange rates. Fluctuations in exchange rates may also cause us to recognize transaction gains and losses in our statements of operations; however, such amounts were not material during the current period. As our international operations continue to grow, our exposure to fluctuations in exchange rates will increase, which may increase the costs associated with this growth. During the three months ended September 30, 2022, total bookings growth in constant currency would have been approximately 200 basis points higher and total revenue growth would have been approximately 160 basis points higher. Constant currency is calculated by translating bookings and revenue for each month in the current period using the foreign currency exchange rate for the corresponding month in the prior period, excluding any hedging gains or losses realized during the period. We believe constant currency information is useful in analyzing underlying trends in our business by eliminating the impact of fluctuations in foreign currency exchange rates and allows for period-to-period comparisons of our performance.
From time-to-time, we may utilize foreign exchange forward contracts to manage the volatility of our bookings and revenue related to foreign currency transactions. These forward contracts reduce, but do not eliminate, the impact of adverse currency exchange rate fluctuations. We generally designate these forward contracts as cash flow hedges for accounting purposes. Changes in the intrinsic value of designated hedges are recorded as a component of AOCI. Gains and losses, once realized, are recorded as a component of AOCI and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. As of September 30, 2022, the realized and unrealized gains included in AOCI were $12.3 million and $34.2 million, respectively.

Cross-Currency Swaps
In order to manage variability due to movements in foreign currency exchange rates related to a Euro-denominated intercompany loan, we entered into five-year cross-currency swaps in April 2017. In March 2022, we entered into a transaction to extend the maturity of these swaps to August 31, 2027, as described in Note 10 to our financial statements. The 2022 Cross-Currency Swaps had an aggregate amortizing notional amount of €1,174.9 million at September 30, 2022 (approximately $1,151.8 million).
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
Total borrowings under our 2024 Term Loans were $1,763.7 million as of September 30, 2022. These borrowings bear interest at a rate equal to, at our option, either (a) the London Interbank Offered Rate (LIBOR) plus 1.75% per annum or (b) 0.75% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%.
Total borrowings under our 2027 Term Loans were $733.1 million as of September 30, 2022. These borrowings bear interest at a rate equal to, at our option, either (a) LIBOR plus 2.0% per annum or (b) 1.0% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0% .
All LIBOR-based interest rates under the Credit Facility are subject to a 0.0% floor on LIBOR.
In April 2017, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement to effectively convert a portion of the variable-rate borrowings under the 2024 Term Loans to a fixed rate. Prior to this arrangement's contractual maturity date of April 3, 2022, in March 2022, we entered into a transaction to extend the maturity of these swaps to August 31, 2027, as described in Note 10 to our financial statements. The 2022 Interest Rate Swaps, which had a notional amount of $1,252.5 million as of September 30, 2022, serve to convert a portion of the variable-rate borrowings under the 2024 Term Loans to a fixed rate of 4.81%.
In August 2020, we entered into seven-year pay-fixed rate, receive-floating rate interest rate swap arrangements to effectively convert the variable one-month LIBOR interest rate on the 2027 Term Loans borrowings to a fixed rate of 0.705%. These interest rate swaps, which mature on August 10, 2027, had an aggregate notional amount of $733.2 million as of September 30, 2022.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), who are our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report.
Based on this evaluation, our CEO and CFO, concluded that, as of September 30, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2022 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II - OTHER INFORMATION
Item 1.    Legal Proceedings
On June 7, 2022, IBEW Local Union 481 Defined Contribution Plan and Trust, a purported shareholder (the Plaintiff), filed a shareholder derivative complaint in the Delaware Court of Chancery against certain current and former officers and directors of the Company and the Company as a nominal defendant. The complaint asserts claims of breach of fiduciary duty and corporate waste relating to the approval of the TRA Settlement Agreements (defined below) described in the section titled "Risk Factors" below. The complaint seeks awards of monetary damages and restitution from the defendants on behalf of the Company, an order directing the Company to implement changes to its corporate governance and internal procedures, and an award of attorneys’ fees and costs. The Company filed a motion to dismiss on August 23, 2022. The Plaintiff intends to file an amended complaint in lieu of opposing the Company's motion; the deadline for the Plaintiff's filing is November 4, 2022.
Other information regarding our legal proceedings required by this item is provided in Note 12 to our financial statements included in Part 1, Item 1 of this Form 10-Q, and is incorporated herein by reference.
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
There is no assurance we will continue to successfully identify new opportunities, develop and bring new products to market on a timely basis, or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive. If we fail to accurately predict customers' changing needs, such as the need for expanded online and offline commerce tools, or emerging technological trends, such as artificial intelligence, or if we fail to achieve the benefits expected from our investments in technology, our business and operating results could be harmed. These product and technology investments include those we develop internally, such as our "do-it-yourself" website builder Websites + Marketing and our hosting platforms and security products, those we acquire and develop through acquisitions, such as GoDaddy Payments, GoDaddy Studio, Uniregistry's registrar and brokerage business, SkyVerge, and our registry business - GoDaddy Registry, and those related to our partner programs, such as Microsoft.

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
Historically, Internet users navigated to a website by directly typing its domain name into a web browser or navigation bar. The domain name serves as a branded, unique identifier not unlike a phone number or email address. However, search engines are increasingly being used to find and access a website rather than using the web browser navigation bar. If search engines modify their algorithms, our websites may appear less prominently or not at all in search results, which could result in reduced traffic to such websites. Additionally, if the costs of search engine marketing services, such as Google Ads, increase, we may incur additional marketing expenses or be required to allocate a larger portion of our marketing spend to this channel and our business and operating results could be adversely affected.
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
We expect competition to increase in the future from competitors in the domain and hosting and presence markets, such as United Internet, Newfold Digital, Namecheap, Automattic, WP Engine and Identity Digital (formerly Donuts and Afilias), from companies such as Google, Amazon and Microsoft, which provide web-hosting, other cloud-based services, domain name registration and marketing platforms, those companies which offer Internet marketing platforms such as Meta (the parent company of Facebook, Instagram and WhatsApp), TikTok, Yelp and Toast, and Block (formerly Square), BigCommerce, Stripe and PayPal which offer commerce capabilities. In particular, the extension of the Cooperative Agreement between Verisign Inc. (Verisign), the registry for .com and .net, and the U.S. Department of Commerce in 2018 gave Verisign the right to become an ICANN-accredited registrar for any gTLD other than .com. While Verisign has not publicly announced whether it will become a registrar, it would become one of our competitors if it were to do so, which could have a negative impact on our business and industry. In addition, we face competition in the website and e-commerce site building market from competitors such as Wix, Squarespace and Shopify, from providers of social media networks and applications including Meta (the parent company of Facebook, Instagram and WhatsApp) and Tencent, and from digital infrastructure providers including Cloudflare. Some of our current and potential competitors have greater resources, more brand recognition and consumer awareness, more diversified product offerings, greater international scope and larger customer bases than we do, and we may therefore not be able to effectively compete with them. In addition, some of our competitors seek to disrupt the market by offering their services and products at low or no cost; for example, Cloudflare offers domains at wholesale cost and Let's Encrypt offers security certificates at no cost. If these competitors and potential competitors decide to devote greater resources to the development, promotion and sale of products in the markets in which we compete, or if the products offered by these companies are more attractive to or better meet the evolving needs of our customers, our market share, growth prospects and operating results may be adversely affected.
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
In addition, certain of our operations are in higher risk regions such as China, India, Russia and Ukraine. Although we do not have material operations in these regions, unanticipated events, such as geopolitical changes associated with our international operations could impair our growth prospects and adversely affect our business, operating results and financial condition. In addition, given the risks associated with our international operations, we may decide to relocate international operations either to other foreign countries or domestically, which, could require significant management attention and financial resources and may not prove to be successful, each of which could adversely affect our business, operating results and financial condition. For example, there is uncertainty as to the future of U.S. trade policy with respect to China and, in February 2022, Russia launched a military assault in Ukraine which has expanded to a full-scale military invasion of Ukraine by Russian troops. Although we have not seen a material impact, these and other factors associated with our international operations could impair our growth prospects and adversely affect our business, operating results and financial condition. In particular, following Russia’s invasion of Ukraine, the U.S., the UK, and the European Union governments, among others, have developed coordinated financial and economic sanctions targeting Russia that, in various ways constrain transactions with numerous Russian entities, including major Russian banks, and individuals. Although we have no employees or facilities in Russia or Ukraine, we do have a limited number of customers and contractors in these locations. As a result, a prolonging of this conflict could cause delays in future product launches if such contractors are unable to work and/or it becomes necessary to locate and train new contractors to support these products. In addition, we opted to shut down our GoDaddy website in Russia and have removed support for the Ruble. Our business has not been materially impacted to date by the ongoing military conflict, however it is impossible to predict the extent to which our operations will be impacted or the ways in which the conflict may impact our business in the long term.

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
We have incurred, and will continue to incur, expenses relating to our investments in international operations and infrastructure, such as: (i) the expansion of our offerings and marketing presence in India, Europe, Latin America, the Middle East and North Africa, and Asia; (ii) our marketing spend to attract new customers, such as Web Pros and Independents in non-U.S. markets; and (iii) investments in software systems and additional data center resources to keep pace with the growth of our cloud infrastructure and cloud-based product offerings. We have made significant investments in product development, corporate infrastructure and technology and development, and intend to continue investing in the development of our products and infrastructure and our marketing and GoDaddy Guides.
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
As part of our business strategy, we have in the past made, and may in the future make, acquisitions or investments in companies, talent, products, domain portfolios and technologies that we believe will complement or supplement our business and address the needs of our customers, such as our acquisitions of Dan.com, GoDaddy Studio, Uniregistry's registrar and brokerage business, SkyVerge, our registry businesses including GoDaddy Registry, and GoDaddy Payments. We cannot ensure we will be able to successfully integrate the acquired products, talent and technology or achieve the revenue and expense synergies we expect as a result of these acquisitions. Even if we do successfully integrate acquired products, we may not successfully integrate the associated brands into our portfolio or may decide to modify, retire or change the direction of the associated brands, which could adversely affect our operating results. If we fail to properly evaluate, execute or integrate acquisitions or investments, the anticipated benefits may not be realized, we may be exposed to unknown or unanticipated liabilities and our business and growth prospects could be harmed. In addition, any future acquisitions we complete could be viewed negatively by our customers, investors or industry analysts.
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
As a result of the COVID-19 pandemic, since 2020 a substantial portion of our personnel, including our GoDaddy Guides, have been working remotely, which could negatively affect our culture. In late 2021, we began reopening certain offices in accordance with guidance from governmental authorities and health experts. As of third quarter 2022, we have invited most employees to return to our offices on a voluntary basis. We expect to continue to reopen other offices this year and into 2023. We anticipate working arrangements for most employees will continue to differ from the arrangements before the COVID-19 pandemic. We expect that some of our employees may continue to work from home on a full-time or part-time basis. The full or partial return to in-office work and the potential transition to permanent remote working arrangements for some employees may result in increased costs, decreased efficiency, deterioration of company culture and/or other unforeseen challenges. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, continue to perform at current levels or execute on our business strategy.
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
As an operator of a large Internet infrastructure, the company is frequently targeted and experiences a high rate of attacks. These include the most sophisticated forms of attacks, such as advanced persistent threat attacks and zero-hour threats. These forms of attacks involve situations where the threat is not compiled or undetectable within our observation and threat indicators space until the moment it is launched. For example, we regularly experience, and may experience in the future, distributed denial of service (DDOS) attacks aimed at disrupting service to our customers and attempts by hackers to place illegal or abusive content on our or our customers' websites. Our response to such DDOS attacks may be insufficient to protect our network and systems, especially as attacks increase in size and nation-state actors use DDOS attacks against political and economic adversaries. In addition, there has been an increase in the number of malicious software attacks in the technology industry generally, including newer strains of malware, ransomware and cryptocurrency mining software. Moreover, retaliatory acts by Russia in response to economic sanctions or other measures taken by the international community against Russia arising from the Russia-Ukraine military conflict could include an increased number or severity of cyber attacks from Russia or its allies.
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
Our business involves the storage and transmission of confidential information, including personal information and payment card information. In addition, nearly all of our products are cloud-based and we store such data for our customers on our servers, and on servers used by our vendors and partners, such as AWS. We take measures intended to protect the security, integrity and confidentiality of the personal information and other sensitive information, including payment card information, that we collect, store or transmit, but cannot guarantee that inadvertent or unauthorized use or disclosure of such information will not occur or that third parties, including nation-states and bad actors, or our personnel, or those of our vendors will not gain unauthorized or other malicious access to this information or systems where personal information is processed despite our preventative efforts or those of our vendors or partners.
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
If we experience fraudulent activity relating to our, or our third party vendors’ products and services, we could suffer service interruptions or incur substantial costs.
Our products and services, and the products and services of our third party vendors and partners, may be subject to fraudulent usage, including but not limited to domain name hijacking, revenue share fraud, and other fraudulent schemes. In addition, although our customers are required to set passwords or personal identification numbers to protect their accounts, third parties have in the past been, and may in the future be, able to access and use our customers’ accounts through fraudulent means. Fraudulent activity can result in, among other things, interruption of our services to our customers, substantial and reputational harm. Although we implement multiple fraud prevention and detection controls, we cannot be certain that our efforts to address external fraudulent activity, such as revenue share fraud, domain name hijacking or other fraudulent use of our, or our third parties’ and vendors’ products and services, will be successful in eliminating these threats, any of which could adversely affect our business, results of operations and financial condition.

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
Our future success and ability to innovate depends, in part, on our ability to continue to hire, retain, manage and motivate highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel or delays in hiring required personnel, may seriously harm our business, financial condition and operating results. Additionally, due to the COVID-19 pandemic, in 2020, we temporarily closed our offices and required substantially all personnel to work remotely. In late 2021, we began reopening certain offices in accordance with guidance from governmental authorities and health experts. As of third quarter 2022, we have invited most employees to return to our offices on a voluntary basis. Throughout the COVID-19 pandemic, we have helped our employees adapt to the work from home environment with technological and financial assistance, and continued learning opportunities. Our employees remain highly productive. We expect to maintain and continue to improve our productivity and efficiency through the remote work environment, and the hybrid in-person and remote work environment. However, we cannot predict how our employees or business will be impacted by ongoing uncertainty relating to the COVID-19 pandemic, and we may experience difficulties onboarding new employees, managing employees and maintaining our culture while we work remotely and continue our return-to-office.
Competition for highly skilled personnel, particularly employees with technical and engineering skills, is frequently intense, particularly in U.S. tech hubs such as the San Francisco Bay area, Seattle and Austin. We are limited in our ability to recruit global talent by U.S. immigration laws, including those related to H-1B visas. The demand for H-1B visas to fill highly-skilled IT and computer science jobs is greater than the number of H-1B visas available each year. In addition, immigration laws may be modified to further limit the availability of H-1B visas. If a new or revised visa program is implemented, it may impact our ability to recruit, hire and retain qualified skilled personnel, which could adversely impact our business, operating results and financial condition. To the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.
If we are unable to maintain our contractual relationships with existing partners or establish new contractual relationships with potential partners, we may not be able to offer the products and related functionality our customers expect.
We maintain a network of different types of partners, some of which create integrations with our products. For example, we partnered with Microsoft Corporation to offer Office 365 email and related productivity tools and with Open-Xchange to offer OX-App-suite to our customers. We also worked to make certain of our products interoperable with services such as Yelp, Google, Amazon, WhatsApp and Instagram. In addition, we provide payment options for customers' websites through providers such as PayPal, Stripe, Block (formerly Square) and Mercado Libre. We have invested and will continue to invest in partner programs to provide new product offerings to our customers and help us attract additional customers. However, our relationships with our partners may not be as successful in generating new customers as we anticipate, which could adversely affect our ability to increase our total customers. Further, these integrated products could require substantial investment while providing no assurance of return or incremental revenue. We also rely on some of our partners to create integrations with third-party applications and platforms used by our customers, such as the email encryption service provided by INKY Technology Corporation, email backup and migration services provided by SkyKick and email archiving services provided by Barracuda. If our partners fail to create such integrations, or if they change the features of their applications or alter the terms governing use of their applications in an adverse manner, demand for our products could decrease, which would harm our business and operating results. If we are unable to maintain our contractual relationships with existing partners or establish new contractual relationships with potential partners, we may not be able to offer the products and related functionality our customers expect, and we may experience delays and increased costs in adding customers and may lose customers. Any ineffectiveness of our partner programs could materially adversely affect our business and results of operations. In addition, our partners may increase the fees they charge us or offer their services on terms that are less than favorable to us, including in connection with renewal negotiations. Such increased costs or less than favorable terms could result in increased costs to customers and potential loss of customers, which could have an adverse impact on our results of operations.
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
We own one of our data centers and lease our remaining data center capacity from wholesale providers. We occupy our leased data center capacity pursuant to co-location service agreements with third-party data center facilities, which have built and maintain the co-located data centers for us and other parties. Although we have begun to service some of our customers through our cloud infrastructure as part of our partnership with AWS, we still serve customers from our GoDaddy-owned, Arizona-based data center as well as domestic and international co-located data center facilities most significantly located in Virginia, France, the Netherlands, India and Singapore. Although we own the servers in these co-located data centers and engineer and architect the systems upon which our platforms run, we do not control the operation of these facilities, and we depend on the operators of these facilities to ensure their proper security, maintenance and insurance.
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
Each registry typically imposes a fee in association with the registration of each domain name. For example, VeriSign, the registry for .com and .net, has a current list price of $8.97 annually for each .com registration, and ICANN currently charges $0.18 annually for most domain names registered in the gTLDs falling within its purview. In 2016, VeriSign and ICANN agreed that VeriSign will continue to be the exclusive registry for the .com gTLD through November 2024. In 2018, Verisign and the U.S. Department of Commerce agreed to extend their Cooperative Agreement through 2024. As part of that extension, Verisign has the right to raise .com wholesale prices up to 7% (per registration year) each year starting in November 2020, subject to ICANN's approval. In March 2020, VeriSign and ICANN amended the .com registry agreement to allow fees to be increased to no more than $10.26 annually for each .com registration. In September 2022, Verisign increased the annual registry-level wholesale fee for new and renewal .com and .net domain name registrations from $8.39 to $8.97. If fees continue to increase, costs to our customers could be higher, which could have an adverse impact on our results of operations. We have no control over ICANN, VeriSign or other domain name registries and cannot predict their future fee structures.
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
In addition, several foreign countries and governmental bodies, including the E.U., Brazil, India and Canada, have laws and regulations concerning the collection and use of their residents' personal information, including payment card information, which are often more restrictive than those in the U.S. laws. Although we believe we comply with those laws and regulations applicable to us, these obligations may be modified and interpreted in different ways by courts, and new laws and regulations may be enacted in the future. Within the EEA, the GDPR took full effect on May 25, 2018, and became directly applicable to companies established across E.U. member states. As the GDPR is a regulation rather than a directive, it applies throughout the EEA, but permits member states to enact certain supplemental requirements if they so choose. The GDPR also has broad extraterrestrial effect on companies established outside the EEA, with stringent requirements for processors and controllers of personal data and imposes significant penalties for non-compliance. Noncompliance with the GDPR can trigger fines of up to the greater of €20 million or 4% of global annual revenues. The UK exited the E.U. effective January 31, 2020, which has created uncertainty with regard to the regulation of data protection in the UK. In June 2021, the European Commission adopted an adequacy decision for data transfers from the E.U. to the UK. Nevertheless, this adequacy decision may be revisited and it remains to be seen how the UK's withdrawal from the E.U. will impact the manner in which UK data protection laws or regulations will develop and how data transfers to and from the UK will be regulated and enforced by the UK Information Commissioner's Office, E.U. data protection authorities, or other regulatory bodies in the longer term. In addition, some countries, such as India, are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.
On October 27, 2022, the European Union published the Digital Services Act (DSA) in its Official Journal. The DSA, which enters into force 20 days after publication, or November 16, 2022, and requires governed companies to comply with its provisions by March 16, 2024, imposes new content moderation obligations, notice obligations, advertising restrictions and other requirements on digital intermediaries, including providers of intermediary services, hosting services, online platforms, Very Large Online Platforms (VLOPs) and Very Large Online Search Engines (VLOSEs). Noncompliance with the DSA could result in fines of up to 6% of annual global revenues, which are in addition to the ability of civil society organizations and NGOs to lodge class action lawsuits.

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
In addition, other bodies of law, including state criminal laws, may be deemed to apply or new statutes or regulations may be adopted in the future, any of which could expose us to further liability and increase our costs of doing business. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results. For example, the Stop Enabling Sex Traffickers Act and the Allow States and Victims to Fight Online Sex Trafficking Act may limit the immunity previously available to us under the CDA, which could subject us to investigations or penalties if our customers' activities are deemed illegal or inappropriate. In addition, the DSA, a package of legislation intended to update the liability and safety rules for digital platforms, products and services, could negatively impact the scope of the limited immunity provided by the E-Commerce Directive in the EU.
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
We are involved in intellectual property claims and litigation asserted by third parties, and may be subject to additional claims and litigation in the future, which could result in significant costs and substantial harm to our business and results of operations.
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
Our business activities are subject to various restrictions under U.S. export controls and trade and economic sanctions laws, including the U.S. Commerce Department's Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department's Office of Foreign Assets Control (OFAC). These also include U.S., UK and EU financial and economic sanctions targeting Russia following its invasion of Ukraine. If we fail to comply with these laws and regulations, we could be subject to civil or criminal penalties and reputational harm. U.S. export control laws and economic sanctions laws also prohibit certain transactions with U.S. embargoed or sanctioned countries, governments, persons and entities.
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
Our risk management efforts may not be effective, and we could be exposed to substantial losses and liability which could substantially harm our business.

We offer payments and other products and services to a large number of customers. We have programs to vet and monitor these customers and the transactions we process for them as part of our risk management efforts, but such programs require continuous improvement and may not be effective in detecting and preventing fraud and illegitimate transactions. When our payments services are used to process illegitimate transactions, and we settle those funds to customers and are unable to recover them, we suffer losses and liability. As a greater number of larger sellers use our services, our exposure to material risk losses from a single seller, or from a small number of sellers, will increase.
Risks Related to Owning our Class A Common Stock
Our business could be negatively impacted by shareholder activism.
In recent years, shareholder activists have become involved in numerous public companies. Shareholder activists frequently propose to involve themselves in the governance, strategic direction and operations of companies. For example, Starboard Value L.P., an activist investor, has reported that it holds approximately 6.5% ownership interest in our outstanding common stock. Shareholder activists have also become increasingly concerned with companies' efforts with respect to environmental, sustainability and governance standards. Responding to actions by activist shareholders, such as requests for special meetings, potential nominations of candidates for election to our board of directors, requests to pursue a strategic combination or other transaction, or other special requests may disrupt our business and divert the attention of management and employees. In addition, any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, be exploited by our competitors, cause concern to our current or potential customers and make it more difficult to attract and retain qualified personnel and business partners, any of which could negatively impact our business. Shareholder activism could result in substantial costs. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals of our business.
Our share price may be volatile, and you may be unable to sell your shares.
The trading price of our Class A common stock is likely to be highly volatile and these fluctuations could cause you to lose all or part of your investment in our common stock. Since shares of our Class A common stock were sold in our initial public offering in April 2015 at a price of $20.00 per share, the reported high and low sales prices of our Class A common stock have ranged from $21.04 to $93.75 per share through October 28, 2022. Factors that may cause the market price of our Class A common stock to fluctuate include:
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
In the past, our board of directors has approved the repurchase of shares of our Class A common stock. In January 2022, our board of directors approved the repurchase of up to an additional $2,251.0 million of our Class A common stock. Such approval was in addition to the amount remaining available for repurchases under prior approvals of our board of directors, such that we have authority to repurchase up to $3,000.0 million of shares of our Class A common stock. Under this or any other future share repurchase programs, we may make share repurchases through a variety of methods, including open market share purchases, accelerated share repurchase programs, block transactions or privately negotiated transactions, in accordance with applicable federal securities laws. In February 2022, we entered into accelerated share repurchase agreements (ASRs) to repurchase shares of our Class A common stock in exchange for an up-front aggregate payment of $750.0 million. In addition to the ASRs discussed above, during the nine months ended September 30, 2022, we repurchased a total of 4,855 shares of our Class A common stock in the open market, which were retired upon repurchase, for an aggregate purchase price of $345.9 million. As of September 30, 2022, we had $1,904.1 million of remaining authorization available for repurchases. Future share repurchase programs may have no time limit, may not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
The impacts of the ongoing COVID-19 pandemic on the global economy and on our business continue to evolve. To protect the health and well-being of our employees, partners and third-party service providers, in 2020 we implemented a near company-wide work-from-home requirement for most employees, made substantial modifications to employee travel policies, and cancelled or shifted our conferences and other marketing events to virtual-only. In late 2021, we began reopening certain offices in accordance with guidance from governmental authorities and health experts. As of third quarter 2022, we have invited most employees to return to our offices on a voluntary basis. We expect to continue to reopen other offices during the remainder of 2022 and into 2023. Throughout the COVID-19 pandemic, we have helped our employees adapt to the work from home environment with technological and financial assistance, and continued learning opportunities. Our employees remain highly productive. We expect to maintain and continue to improve our productivity and efficiency through the remote only work environment, and the hybrid in-person/remote work environment as our employees return to the office. However, we cannot predict how our employees or business will be impacted by the ongoing COVID-19 pandemic, and our ability to continue product development, marketing efforts, high-level customer service and account management with our customers, and how other aspects of our business could be impacted in the future.
In addition, the COVID-19 pandemic has disrupted, and may continue to disrupt, the operations of our customers as a result of business shutdowns, decreased demand from their customers, travel restrictions, loss of employment and uncertainty in the financial markets, all of which have negatively impacted, and could continue to negatively impact, our business and operating results by reducing customer spending on our products and services, in particular for our higher-priced, do-it-for-you services. For example, in June 2020 we restructured our U.S. outbound operations as a result of soft customer demand for higher-priced, do-it-for-you services such as GoDaddy Social, and reduced effectiveness of our U.S. outbound calling process. As global economic conditions continue to recover from the COVID-19 pandemic, business activity may not recover as quickly as anticipated. Conditions will be subject to the effectiveness of government policies, vaccine administration rates and other factors that may not be foreseeable.
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
General macro-economic conditions, such as a rise in interest rates, inflation in the cost of goods and services including labor, a recession or an economic slowdown in the U.S. or internationally, including as a result of continuing uncertainty from the COVID-19 pandemic or the Russia-Ukraine military conflict, could adversely affect demand for our products and make it difficult to accurately forecast and plan our future business activities. U.S. and global markets have recently been experiencing volatility and disruption due to interest rate and inflation increases as well as the continued escalation of geopolitical tensions. For example, inflation in the U.S. began to rise in the second half of 2021 and have remained at high levels through third quarter 2022. We are experiencing inflationary pressures in certain areas of our business, however we believe we have been able to slightly offset such pressures through our medium term contracts and hedging positions. Although our business has not yet been materially negatively impacted by such inflationary pressures, we cannot be certain that neither we nor our customers will be materially impacted by continued pressures. Additionally, on February 24, 2022, Russian troops engaged in a full-scale military invasion of Ukraine. Although the length and impact of the ongoing military conflict is highly unpredictable, it could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. This military conflict has led to sanctions and other penalties being levied by the U.S., E.U. and other countries against Russia, and other potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Although we have no employees or facilities in Russia or Ukraine, we do have a limited number of customers and contractors in these locations. As a result, a prolonging of this conflict could cause delays in future product launches if such contractors are unable to work and/or it becomes necessary to locate and train new contractors to support our products. In addition, we opted to shut down our GoDaddy website in Russia and have removed support for the Ruble. Our business has not been materially impacted to date by the ongoing military conflict and it is impossible to predict the extent to which our operations, or those of our customers and contractors, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Quarterly Report.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act) and the listing standards of the New York Stock Exchange (NYSE). We expect the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources. Management's attention may be diverted from other business concerns, which could adversely affect our business and operating results.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Information regarding share repurchases is also provided in Note 5 to our financial statements included in Part 1, Item 1 of this Quarterly Report and is incorporated herein by reference. Share repurchases during the three months ended September 30, 2022 were as follows:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs (in millions)
July 1 - July 31	193	$70.27	193
August 1 - August 31	390	$79.97	390
September 1 - September 30	883	$73.35	883
Total	1,466		1,466	$1,904.1
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
None.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Bylaws of GoDaddy Inc., dated July 7, 2022	8-K	001-36904	3.1	7/08/2022
10.1+***	Employment Contract between Go Daddy Singapore Pte. Ltd. and Roger Chen dated July 1, 2022	8-K	001-36904	10.1	7/08/2022
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	The certifications attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of GoDaddy Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
***	Certain provisions or terms of the agreement have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. GoDaddy Inc. agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GODADDY INC.

Date:	November 3, 2022	/s/ Mark McCaffrey
Mark McCaffrey
Chief Financial Officer