Form 10-K
period 2022-12-31
GoDaddy Inc.
filed 2023-02-16
CIK 1609711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                         ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                                        ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒
As of June 30, 2022, the aggregate market value of the registrant's Class A common stock held by non-affiliates, based upon the closing sales price for the registrant's Class A common stock as reported by the New York Stock Exchange, was approximately $10.9 billion. For the purpose of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares beneficially owned by each of our executive officers and directors.
As of February 10, 2023, there were 153,525,967 shares of GoDaddy Inc.'s Class A common stock, $0.001 par value per share, outstanding and 307,223 shares of GoDaddy Inc.'s Class B common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2022.

GoDaddy Inc.
Annual Report on Form 10-K
Year Ended December 31, 2022

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
•our ability to effectively manage our growth and associated investments, including our migration of the majority of our applications and services to the public cloud;
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

NOTE ABOUT FORWARD-LOOKING STATEMENTS (continued)

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

Part I.
Item 1. Business
Overview
GoDaddy is a global leader in serving a large market of everyday entrepreneurs, delivering simple, easy-to-use products, and outcome-driven, personalized guidance to small businesses, individuals, organizations, developers, designers and domain investors. Our vision is to radically shift the global economy toward independent entrepreneurial ventures. Our mission is to empower entrepreneurs everywhere, making opportunity more inclusive for all. We are passionate about our mission, and we recognize that opportunity for entrepreneurs is constantly changing. When GoDaddy began, the entrepreneurial journey was simpler: entrepreneurs needed our help to name, create, grow and manage their ventures online. Over time, the evolution of e-commerce, social media and consumer expectations of their online and in-person experiences has changed the entrepreneurial journey, making it more complex every day. As the needs of our customers have changed and grown, we have evolved our products and services to meet them where they are on the entrepreneurial wheel. Our ability to evolve and build our suite of products to meet our customers' needs uniquely positions us to help our customers navigate this complexity. We champion everyday entrepreneurs by empowering them with sage guidance set in seamlessly intuitive experiences to create and protect their digital identity, establish and maintain a ubiquitous presence online and participate in the world of connected commerce. We do all of this while activating the exponential power of our community at a global scale to deliver profitable revenue growth. Our 20.9 million customers are passionate, everyday entrepreneurs with vibrant ideas, who are determined to make their way in the world and to transform their ideas into something meaningful.
Our customers' journeys are non-linear in where they start and scale their ventures and our services are designed to meet and attract them in all phases and across all aspects of their business. These phases are iterative in nature; customers are constantly revisiting different stages of their journey to improve and grow. Wherever our customers are in their journey, whether they are choosing a domain name or establishing a physical store, online presence or a social media platform, GoDaddy is there to enable them to create content, build their website, establish and manage their online marketing, sell their products and services, process their payments, syndicate marketplaces online and offline, connect social media and manage their businesses with branded email, productivity solutions and website security. Our customers often start with the most intimate of brand considerations, their identity, which we provide through our domain services. As their entrepreneurial needs evolve, we help our customers manage and grow their businesses and connect with their customers through our expanded service offerings and access to relevant third-party products and platforms, including website building and hosting, marketplace syndication, social media and bio site management, security, business products and email and other services. Our customers need to integrate dynamic information everywhere they engage with their audiences, including customer touchpoints such as appointment availability, retail inventory, digital subscriptions and social media. Recognizing that consumer expectations and behaviors are quickly changing, we evolved our product and service offerings to provide a high-performance back-end registry technology platform and an integrated suite of payment systems and point-of-sale hardware and software to seamlessly manage online and offline commerce.
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
Our people and unique culture have been integral to our success. We live by the same principles that enable our customers' ideas to survive and thrive, including owning outcomes, building value, joining forces and working courageously. We take responsibility for delivering successful outcomes which we believe is a key factor driving our customer and revenue growth. We also believe we have one of the most recognized Internet brands in the U.S., and our international awareness continues to rapidly increase as we grow.
Our stable and predictable business model is driven by efficient customer acquisition, high customer retention rates and increasing lifetime spend. In each of the five years ended December 31, 2022, our customer retention rate exceeded 85%, and in 2022, our retention rate for customers who had been with us for over three years was approximately 93%. Additionally, in 2022, we had approximately 1.5 million customers who each spent more than $500 a year on our product offerings. We believe the breadth and depth of our product offerings and the high-quality guidance and responsiveness from GoDaddy Guides has and continues to build strong customer relationships leading to our high customer retention rates. In 2022, we generated $4,091 million of revenue, up 7.2% from $3,816 million in 2021, and we generated $4,414 million in total bookings, up 4.3% from $4,232 million in 2021.

Our Customers and Solutions
GoDaddy is built to serve our customers by providing simple, easy-to-use products on a single technology platform wrapped with personalized guidance.
Our Customers
We serve several customer populations: (i) Independents, (ii) WebPros, (iii) Domain Registrars and Investors, and (iv) other Registrars and Corporate Domain Portfolio owners. While these customer populations tend to utilize many of the same GoDaddy product offerings, there are meaningful differences in their journeys, what they value, their goals and how they communicate with the rest of the world. We aim to establish and provide solutions that address these differences.
Our largest customer population, Independents, consists mostly of micro-businesses and noncommercial endeavors. These micro-businesses have an entrepreneurial spirit, strong work ethic and, above all, passion for their ideas, yet their specific needs vary depending on the type of their idea and the phase of their journey. Independents range from individuals who have an initial business idea and those thinking about starting a business, to established ventures that need help attracting customers, growing their sales, managing their online presence or expanding their operations. Most Independents have fewer than five employees and most self-identify as having little to no technology or design skills. These customers need our help to create a unique and secure digital identity, especially with the more technical aspects of their online presence. Although our customers have differing degrees of resources and technical capabilities, they all share a desire to find tools to help them bring their ideas to life, enhance connections with their audience and provide a seamless experience for both existing and new customers.
Our second largest customer population, WebPros, are website designers and developers who build websites on behalf of businesses and noncommercial organizations. We estimate that half of all global website builds occur through a third party, such as our WebPros, on a do-it-for-you basis. WebPros are often freelancers, moonlighters or teams within website design agencies that often have website design as one of multiple streams of income. WebPros generally have more technical acumen and look for tools that provide greater amounts of flexibility, such as our WordPress content management system (CMS). Although WebPros have a need for technical depth and flexibility, they also benefit from our simplicity and guidance as tools to increase their throughput and maximize the use of their time. We help our WebPros customers in a number of ways beyond our product suite and services, including providing tools to help them save time, make money and exceed client expectations. These client management applications make it easier for designers and developers to manage their clients' websites at any host, or on GoDaddy products such as Managed WordPress. With our products and services, WebPros can easily manage their overall business with capabilities such as client billing, administrative access and shopping features, making it easier for them to buy and manage multiple products for their clients, as well as make use of enhanced technical support and discounts for reselling GoDaddy products. We support a variety of control panels and content management tools favored by WebPros including cPanel, Plesk, Drupal, Joomla and more.
Our third largest customer population is Domain Registrars and Investors. Domain registrars are organizations that have their own domain registration offerings, but who use our domain registration and management platform. These commercial arrangements provide for strategic relationships with many key platforms and enable further scale of our domain registration technology and insights. Domain investors are individuals or organizations who manage a portfolio of registered domains for the purpose of selling via secondary markets. These investors bring a unique and valuable resource to our business in the form of liquidity and the ability to help our other populations (Independents and WebPros) successfully find a domain name they prefer.
We also serve other Registrars and Corporate Domain Portfolio owners. We serve registrars through GoDaddy Registry which provides wholesale generic top level domains (gTLDs) and country-code top level domains (ccTLDs) for registrars to sell to the end customer. These top-level domains (TLDs) provide alternatives to the .com domain that more closely represent the name of our customers' ideas, businesses and brands. We also provide a fully managed registry platform for other registry operators. We manage the full technology and operating stack at scale for over 200 TLDs including some of the largest brands in the world. Corporate Domain Portfolio owners are organizations that maintain and manage a large portfolio of domain names, including general and international domains. These customers are looking for the most powerful, secure and intuitive technology to streamline their processes, unparalleled industry experience and expertise to navigate the complexities of managing a corporate portfolio, and a focused and dedicated team that can provide committed support with the highest levels of security, service and domain management.

Our Solutions
We have designed and developed an extensive set of easy-to-use technology products to enable our customers to establish a digital identity, connect with their customers across multiple platforms and online marketplaces and deliver a seamless customer experience in a connected commerce world. We understand that no matter what our customers' needs or what stage of their idea they are focusing on, our customers want a "one-stop shop" solution. We offer our customers products and services to meet them at every stage of their journey. We do all this by providing value well in excess of the price we charge, which often puts our products in a position of strength on functionality while at an affordable cost.
Our domain name registration products enable us to engage customers at the initial stage of establishing a digital identity and often are an on-ramp for our other products. We believe our hosting and presence and business applications products significantly improve our value proposition to customers, increase our revenue and margin growth opportunities, can serve as starting points for our customer relationships and improve customer retention. Our omni-commerce payments platform and GoDaddy Payments recognize our customers' needs and provide for cost-effective solutions. We believe our payments solutions enable our customers to quickly and easily participate in the digital economy with a seamless transition to offline marketplaces. We have also made significant investments in the localization of our service offerings, as 47% of our customers are located in international markets (notably the United Kingdom, Canada, Germany, India and Australia). And, while not a standalone product, our GoDaddy Guides consist of approximately 6,200 specialists worldwide who are available 24/7/365 and provide care to customers who have different levels of technical sophistication.
We manage and report our business in the following two segments:
•Applications and Commerce (A&C), which primarily consists of sales of products containing proprietary software, commerce products and third-party email and productivity solutions as well as sales of certain products when they are included in bundled offerings of our proprietary software products.
•Core Platform (Core), which primarily consists of sales of domain registrations and renewals, aftermarket domain sales, website hosting products and website security products when not included in bundled offerings of our proprietary software as well as sales of products not containing a software component.
Applications and Commerce
Bringing an idea to life online requires the right tools and products to establish a presence. GoDaddy Websites + Marketing, Managed WordPress hosting, GoDaddy Studio and other GoDaddy offerings are a part of a customer's ubiquitous presence that enable anyone to create a simple, easy-to-use website or e-commerce enabled online store, for both desktop and mobile, with minimal technical skill. Our products enable our customers to be found online by helping to enhance the information on their website and extending their website and its content to where they need to be, from search engine results (e.g., Google) to social media (e.g., Meta) to vertical marketplaces (e.g., Yelp), all from one location.
Applications Products
Our primary applications products include:
Websites + Marketing. Websites + Marketing is an easy-to-use, do-it-yourself, mobile-optimized online tool that enables our customers, irrespective of their technical skills, to build effective websites and e-commerce enabled online stores. We offer a variety of plans, with pricing dependent on business and marketing features. With each of these plans, customers have access to industry-targeted professional design templates, which can be further customized using our editor by adding intent-driven sections, photos, videos or text. Our design templates cover a wide range of categories with professionally written content for small businesses, organizations, families, weddings and other ideas. Our websites and tools are all designed to work seamlessly on mobile devices, with a focus on performance, to enable websites to appear in search engine rankings. In addition, we now include Payable Domains, a default payments system that creates a frictionless, out-of-the-box experience for our customers.
Managed WordPress and Managed WooCommerce. Managed WordPress is our streamlined, optimized hosting platform that allows our customers to build and manage a faster and more secure WordPress site. With our Managed WordPress site, we manage the administrative tasks for our customers, allowing them to spend more time on building or growing their business. We offer a variety of plans, with pricing based on various features. Our Managed WordPress sites are built with enhanced security, automatic, daily backups and core updates, integrated Secure Sockets Layer (SSL), one-click migration tools, pre-installed extensions, plugins and themes, business email and backups and a staging site. We also offer our Managed WordPress Hosting

Platform with WooCommerce, giving our customers the freedom to sell anything, anywhere online, from physical products to digital downloads, services and subscriptions.
Digital Marketing. We offer a range of marketing tools and services designed to help businesses acquire and engage customers and create content. These capabilities are available in an integrated offering with our website and commerce tools, or as a stand-alone offering for customers using other website content-management systems. The tools are designed for busy customers who may lack experience with online marketing, focusing on ease of use, mobile experience and delivering business results. For example, our mobile application, GoDaddy Studio, allows our customers to grow their brands by easily creating impactful visual content for almost any online platform. Search Engine Optimization helps our customers get their websites found on major search sites using a simple step-by-step wizard with targeted recommendations on which search phrases are most likely to drive traffic to a customer's site. Business listings capabilities bring business information to where customers are looking, including Meta and Google My Business. Email marketing lets customers build targeted campaigns, either from scratch or using website or commerce content. Social Media Marketing helps customers create ads and boost brand awareness through a complete "do-it-for-me" service for managing engagement on the most popular social networks. This service combines dedicated teams of branding experts – photographers, writers, designers, marketers – with proprietary technology to manage activity on Meta, Twitter and Yelp, among others, to help our customers acquire new customers and build stronger relationships with their existing customers.
Connected Commerce
We aim to lead the small business commerce market by enabling GoDaddy customers of all sizes, from those just starting out to established businesses looking to scale and grow, to sell everywhere their customers shop. Our commerce products are designed to help our customers sell online, in person and on leading marketplaces, while being able to manage their sales from one place. In addition to robust commerce capabilities, we offer the lowest card transaction fees in the industry when compared to other leading providers, which allows our customers to keep more of what they make.
Our primary commerce products and services include:
Online Store. Our Websites + Marketing product includes online store capabilities, which allows our customers to transact business directly on their websites. Online store capability is easy to use and offers powerful commerce features with templates for websites that are optimized for mobile shopping, integrations with GoDaddy Payments and our Smart Terminal POS system, inventory and product catalog management, and growth tools for marketing. It also allows customers to sell on leading marketplaces (e.g., Amazon, Etsy, eBay, Walmart, Google) and social media platforms (e.g., Facebook, Instagram), with all channels managed from our Commerce Hub. In addition, in 2022 we released Managed WooCommerce Stores, which is a high performance and highly flexible WordPress online store targeted at established businesses looking for a powerful connected commerce solution to scale their online and in-store businesses. Similar to our Websites + Marketing product, Managed WooCommerce Stores includes our Commerce Hub, marketplace selling and is integrated with GoDaddy Payments and our Smart Terminal POS system.
Point-of-Sale (POS) Systems. We offer a countertop Smart Terminal for businesses with in-store operations. Our Smart Terminal is a modern, dual screen all-in-one POS system that allows our customers to manage in-store inventory and product catalogs and take payments. In addition, the Smart Terminal seamlessly integrates with both our Websites + Marketing Online Store and Managed WooCommerce Store to unify in-person and online sales so businesses can offer “Buy online pick up in-store” experiences to their customers. The Smart Terminal also offers access to vertical-specific third-party applications.
In addition to our Smart Terminal, we offer other payment acceptance solutions that allow our customers to take payments their way while seamlessly interacting with their customers wherever they may be. Our Card Reader allows customers to take payments and sell on the go. Our Virtual Terminal allows customers to take payments from their smartphone, tablet or computer with internet connection with no hardware needed. Our customers also have the ability to take online payments without needing to create a website through our shareable pay links. Customers can brand and personalize these shareable pay links with their domain or other marketing, giving them another opportunity to build their brand. Pay links can be sent through text or email or shared on social media sites. We also offer payment services through the GoDaddy Mobile App, which not only powers our Card Reader, but allows our customers to accept payments through their smartphone by using a QR code that their customers can scan to pay.
GoDaddy Payments. As a "payment facilitator," GoDaddy Payments enables our customers to accept all major forms of payment, including Visa, MasterCard, American Express, Discover, and contactless payments including Apple Pay and Google Pay, with no long-term contracts or monthly minimums. This service enables our customers to start accepting payments in minutes with a simple setup and get paid, in many cases, as early as the next business day all with the lowest fees in the industry when compared to other leading providers. In addition, GoDaddy Payments is built-in as a payments acceptance method in all our U.S. commerce products for easy enablement.
In 2022, 2021 and 2020, we derived approximately 31%, 30% and 28% of our total revenue, respectively, from sales of our A&C products.
Email and Productivity Solutions
Our customers want to spend their time on what matters most to them, selling their products and services or helping their customers do the same. We provide them with productivity tools such as domain-specific email, SmartLine second-line telephony, online storage and payment solutions to help run their ventures. We offer a variety of products designed to make the business of business easier for our customers. The products we offer include those developed in-house as well as third-party applications which we distribute and support, such as Microsoft Office 365.
Our primary email and productivity solutions products include:
Email Accounts. We offer a range of email service plans with a multi-feature web interface that connects to our customers' domains. The pricing of these plans depends on the customer's desire for additional features, including HIPAA compliant email, advanced email security, archiving, and additional business applications such as Microsoft Bookings and Microsoft Teams. All of our email accounts are ad-free and include security functionality designed to provide protection from spam, viruses and other forms of online fraud, such as phishing.
Microsoft Office 365. We offer fully-supported Microsoft Office 365 accounts that are easy to set up and use with our customers' domains. We offer Microsoft Office 365 through multiple plans ranging from email with calendar and contacts connected to a full suite of productivity tools, including file sharing and full desktop versions of Microsoft productivity applications, such as Outlook, Word, Excel and PowerPoint. For customers wanting to protect their email data, we offer an email backup service, and for customers needing to comply with regulatory requirements, we offer email add-on services such as HIPAA-enabled email, encryption services (in partnerships with ProofPoint and Inky), archiving services (in partnership with Barracuda) and advanced e-mail security. We help make Microsoft Office 365 installation easy, allowing customers to get up and running in minutes, including "do-it-for-me" migration services to move customers' existing email data to Office 365 accounts.
Core Platform
Domains
Every great idea needs a great name and GoDaddy is the leading global domain naming service. Staking a claim on digital identity with a domain name is an integral part of establishing a concept and presence online. When inspiration strikes, we are there to provide our customers with the broadest selection of domains and high-quality search, discovery and recommendation tools to help them find the right name for their idea. Securing a domain is a key component to creating a complete digital identity and our domain products often serve as the starting point in our customer relationships. We are a global leader in domain name registration, with nearly 84 million domains under management as of December 31, 2022 and, based on information reported in VeriSign's Domain Name Industry Brief, we held 24% of the approximately 350 million domain names registered worldwide as of September 30, 2022. As of December 31, 2022, approximately 92% of our customers had purchased a domain from us. In addition, GoDaddy Registry provides a high-performance back-end registry technology platform with a portfolio of TLDs including .biz, .co, .nyc, and .us.
Our primary domains product offerings include:
Primary Registrations. Using our website or mobile application, we offer customers the ability to search for and register available domain names with the applicable registry. Our inventory for primary registrations is defined by the number of TLDs we offer. As of December 31, 2022, 424 different generic TLDs, such as .com, .net and .org, and 58 different country code TLDs, such as .de, .ca, .in and .jp., were available for purchase through GoDaddy. Since 2013, hundreds of new gTLDs have been launched through ICANN's "new gTLD program" initiated in 2012 (the Expansion Program), making it easier for companies and individuals to find and register new, easy-to-remember domain names tailored to their ideas, industry or interests. ccTLDs are important to our international expansion efforts as we have found international customers often prefer the ccTLD for the country or geographic market in which they operate. Our primary registration offering relies heavily on our search, discovery and recommendation tools which enable our customers to find a domain name that matches their business needs and goals. We also sell domain registrations through relationships with third-party resellers and we provide back-end registry services supporting more than 215 TLDs.
Aftermarket. We operate a large domain aftermarket platform, which processes aftermarket, or secondary, domain name sales. Our aftermarket platform is designed to enable the seamless purchase and sale of previously registered domain names through an online auction, an offer and counter offer transaction or a "buy now" transaction, and automation and lease to own options for our customers through Dan.com. We maintain a portfolio of more than 1.2 million previously registered domains, providing a diverse inventory available to our customers. Our GoDaddy Investor mobile application helps investors watch and bid on domains at auction and stay on top of their current bids from their mobile devices. We operate a cross-registrar network that automates transaction execution across registrars thereby reducing the time required to complete a transaction.
Domain Name Add-Ons. Domain name add-ons are typically purchased concurrently with domain name registrations and have low costs associated with their delivery. In addition, where permissible, privacy features are included at no cost with every domain registered with GoDaddy. Domain names with privacy features are registered on an "unlisted" basis to help protect personal information, deter domain-related spam, and allow our customers to confidentially secure a domain for an unannounced product, service or idea.
Registry. GoDaddy Registry is a world-leading provider of domain name registry services. GoDaddy registry operates or provides back-end registry services to more than 200 TLDs including country-code TLDs, such as .us and .co, city TLDs such as .nyc and .sydney, generic TLDs such as .club, .tv and .design, and branded TLDs such as .chase and .godaddy. Our integrated registry solutions provide policy and operational support, and domain marketing, sales and strategic planning.
Hosting and Security
For more technically sophisticated web designers, developers and customers, we provide high-performance, flexible hosting and security products that can be used with a variety of open source design tools as well as Managed WordPress. We design these solutions to be easy to use, effective, reliable, flexible and at a great value. We offer a variety of hosting and security products enabling our customers to create and manage their digital identity, or in the case of WebPros, the digital identities of their end-customers.
Our primary hosting and security products include:
Shared Website Hosting. The term "shared hosting" refers to the housing of multiple websites on the same server. Shared hosting is our most popular hosting product. We operate, maintain and support shared website hosting in our owned and operated data centers and our leased co-located data centers using either Linux or Windows operating systems. We currently offer several tiers of website hosting plans to suit the needs and resources of our customers, a majority of which use industry standard cPanel or Parallels Plesk control panels. We also bundle our hosting plans with a variety of applications and products such as web analytics, SSL certificates and WordPress. WordPress is the most used content management application on our shared hosting platform.
Website Hosting on Virtual Private Servers and Virtual Dedicated Servers. Our broad range of virtual private server (VPS) offerings allow our customers to select the server configuration best suited for their applications, requirements and growth. Our VPS solutions provide our customers with a single virtual machine which runs multiple other virtual machines for other customers. Our VPS is designed for customers who need greater control, more advanced technical capabilities and higher performance than that offered by our shared hosting plans. Our customers can tailor their VPS plans based on a range of performance, storage, bandwidth and operating system needs.
Managed Hosting. With our managed hosting products, we set up, monitor, maintain, secure and patch software and servers for our customers. We offer a variety of managed hosting plans to support our customers' needs including multiple tiers of Managed WordPress hosting on a platform optimized for WordPress. We also offer other managed environments that span across our VPS products like Joomla, Drupal and Magento and apps like Gallery.
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

In 2022, 2021 and 2020, we derived approximately 69%, 70% and 72% of our total revenue, respectively, from sales of our Core Platform products.
Our Opportunity and Advantages
Our Opportunity—Empowering the Everyday Entrepreneur
Our customers represent a large and diverse market that we believe is fundamentally underserved by other Internet companies. The International Labour Organization, an agency of the United Nations, estimated in an October 2019 report that more than 90% of enterprises in many countries were small and medium size businesses (defined as having fewer than 250 employees). In the U.S., the U.S. Small Business Administration's Office of Advocacy indicated that there were approximately 32.5 million small businesses in the U.S. (based on the Census Bureau's 2018 Statistics of U.S. Businesses), and they were estimated to have represented approximately 43.5% of total U.S. gross domestic product (GDP) in 2014. Though these data points do not account for the impact of the COVID-19 pandemic on small and medium businesses, we believe the pre-pandemic data demonstrates a significant market exists for our products and services, and we believe our addressable market extends beyond small businesses and includes individuals and organizations, such as universities, community organizations, charities and hobbyists.
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
•Ubiquitous presence. Ubiquitous presence represents the need of our customers to present themselves to their customers, which they do through an ever-expanding set of options across social media, marketing channels, email, marketplaces and through their website. Being able to seamlessly create and post content quickly is imperative. What it means for our customers to be online continues to evolve. Today, having an effective online presence often means having a combination of: (i) a secure and content-rich website viewable from any device; (ii) a presence on social media channels (e.g., Meta, TikTok, Snapchat, Twitter and WeChat); (iii) getting found by search engines (e.g., Google); and (iv) establishing a presence on: (a) an increasing number of horizontal marketplaces (e.g., Yelp and Eventbrite); (b) vertical marketplaces (e.g., Zillow, OpenTable and HomeAdvisor); and (c) e-commerce platforms (e.g., Amazon, eBay, Etsy).
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
•Interacting with customers as they grow their business. Our customers need to effectively communicate with existing customers and potential customers across a communication landscape that is fragmented in both form and function. This landscape includes (i) branded email communication, originating with domain registration and email creation through an email client; (ii) online marketing in a variety of content types and channels; (iii) online commerce with reservation and scheduling, product catalogs and e-commerce and payment processing capabilities, including in-person point-of-sale payment processing; (iv) messaging capabilities across SMS, Facebook Messenger, WhatsApp and other platforms; (v) email marketing for audience engagement; and (vi) telephony, for inbound and outbound voice communication. Surrounding these channels and tactics, our customers also need easy-to-use tools to run their businesses.
•Technology that is reliable, secure, performance enhancing and evolves with their needs. Our customers vary significantly, but they remain the same in their need for a simple platform and set of tools to enable their domain, website, marketing and commerce solutions to easily work together as their ideas grow and become more complex. Our products and services provide a platform that can meet the needs of entrepreneurs, who may not be technologically savvy, or WebPros, who have more complex requirements, and the range of customers in between who have different demands and levels of sophistication. All the while, our customers expect reliable products and want to be confident their digital presence is secure, even as they insert customization that can create vulnerabilities. Our customers work on their ideas whenever and however they can and need solutions fitting their lifestyle and schedule.
•Connecting with a real person when they need help. Depending on their journey, a customer may seek guidance on setting up a website, launching new features or trying a new product or service and they need that guidance on their time. Our customers need real people who are available 24/7/365 and in the manner that works best for them, whether by phone, chat or in community forums. In addition to guiding our customers along their journey, we also provide support by handling the most difficult and arduous tasks for them through a collection of managed service offerings.
•Affordable solutions. Our customers often have limited financial resources and may be unable to make large, upfront investments in the latest technology. Our customers need affordable solutions to level the playing field with the tools to look and act like bigger ventures. We aim to provide affordable products and services for our customers at every level to support their businesses.
Serving these customer needs creates a deep relationship, where we are looked to as not just a solution provider, but also a guide and partner to their entrepreneurial journey. This makes for a favorable business and economic model, aligning the interests of GoDaddy and our customers.
Our Advantages
Our customers serve many roles in their business; they simultaneously run marketing, accounting, service delivery operations, customer service, people operations and many other tasks. Time is their most valuable resource and complexity is their hindrance; our customers want an impactful online presence, but may not have the time and skills to make that happen. Our goal is to be a trusted partner to these entrepreneurs, bringing together the technology, ease of use and care necessary to bring their ideas to life online. We believe the following strengths provide us with competitive advantages in serving these needs:
Global Brand Awareness. We have a global brand with high awareness and are one of the largest domain name providers, with nearly 84 million domains representing 24% of the approximately 350 million domain names registered worldwide as of September 30, 2022 according to VeriSign's Domain Name Industry Brief. Our global presence gives us the ability to leverage our brand — a competitive advantage when customers search for products and solutions. We have 20.9 million paying customers and greater than 85% customer retention rates. We operate in 54 global markets and in 2022, 47% of our customer base and a third of our revenue derived from our international presence.
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

In recent years, we have extended this competency into several new interfaces and subject matters. These interfaces allow us to take learnings and insights gained from customer interactions to build and grow our product and service offerings and drive more thoughtful engagements for our customers. For example, within our Websites + Marketing platform, we are now creating customized action plans for our customers as they seek to market their businesses in a number of different channels based on the type of their venture and their geography. Additionally, within our Websites + Marketing platform we offer an in-editor chat experience with our GoDaddy Guides, who are able to strategically assist our customers through aesthetic decisions and help them with technical challenges. And finally, we have significantly increased the training and engagement content available to our customers, through a number of different content forums and across platforms like YouTube and Instagram.
Exponential Power of our Community. GoDaddy is a large aggregator of small businesses and ventures, with a wealth of diversity across industry verticals, life stages, levels of sophistication and geographies. Our customers gain valuable insights when they are able to share experiences and skills, but the exchange of information is cumbersome. We aim to activate our community and lower the barriers for connection, for the betterment of our customers. This occurs in discreet areas of our business today – such as in our domain aftermarket and GoDaddy Websites + Marketing's InSight platform – and it is something in which we continue to invest in with our other products and services.
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
As of December 31, 2022, we had 6,910 employees worldwide, including 3,124 in care and services (or, GoDaddy Guides), 2,378 in technology and development, 523 in marketing and advertising and 885 in general and administrative. In addition to our GoDaddy Guides, GoDaddy partners with various third party providers and vendors to provide contracted care and support services to our customers; approximately 3,000 individuals are employed with or engaged by our external partners while dedicated to GoDaddy on a full-time basis. These third-party providers are primarily located in international markets, most significantly in India, the Philippines, and Colombia. A majority of our employees are based in the U.S. and Europe. None of our U.S. employees are represented by a labor union or are party to any collective bargaining agreement in connection with his, her or their employment with us. Certain of our employees in Germany are represented by employee works councils and some other internationally based employees are represented by worker representatives in accordance with local regulations.
At GoDaddy, we strive for a workplace culture where everyone has the opportunity to thrive. We support this goal by focusing on key human capital initiatives including:
•Pay Parity. We actively work to attract a diverse employee population and are committed to providing equitable opportunity in all aspects of employment. For the past seven years, we have published an annual diversity and pay parity report and, according to our analysis, we believe we have paid men and women substantially the same for performing similar jobs across the company for all entities included in the analysis. In 2017, we began reporting on our pay practices across U.S.-based race and ethnic minority and non-minority employee populations and have reported each year that we believe, based on such data, that we have paid minorities and non-minorities substantially the same for performing similar jobs across the company.
•Diversity, Equity, Inclusion and Belonging. Not only are we committed to increasing workforce diversity, but we have launched various initiatives to further our goal of being a more diverse, inclusive and equitable workplace. We have several Employee Resource Groups (ERGs), which are employee-driven and led groups focused around common topics, identities, affinities, or interests. Our ERGs play a critical role in fostering diversity, equity, inclusion and belonging within GoDaddy. They help drive GoDaddy's vision, mission, values and strategic direction in the areas of recruitment and retention, learning and development and business/community development outreach. In addition, we actively work to eliminate unconscious bias in our company by providing training and recognizing and combating unconscious bias in our hiring, performance review and promotion processes. We also received perfect scores on the 2019, 2020, 2021 and 2022 Corporate Equality Index administered by the Human Rights Campaign Foundation.

•Learning and Professional Development. We are committed to providing fulfilling career development opportunities for our employees. We offer extensive learning opportunities to our employees spanning leadership, sales, service and technology and compliance training through e-learning, instructor-led content, video-based and blended platforms. For our GoDaddy Guides, we offer continuing education and training programs that are immersive with environments, technology, and tools that enable active learning.
•Employee Engagement. We conduct an annual anonymous employee engagement survey, GoDaddy Voice. Over 86% of our employees participated in the survey in 2022. Approximately 91% of survey respondents say their manager supports them with flexibility, models inclusive behavior, and maintains high ethical and compliance standards and 93% say their colleagues treat each other with respect. Additionally, we monitor employee responses to identify areas of opportunity and set goals and expectations for improvement to ensure employees feel connected and engaged with GoDaddy's mission, our customers and their own teams.
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
Technology and Infrastructure
Our products, customer experiences and business systems are enabled by our technology and infrastructure to provide scalability, security and flexibility. Technology and development expenses, including those expenses related to our technology platform, were $794 million, $706 million and $560 million in 2022, 2021 and 2020, respectively. During the five years ended December 31, 2022, we invested to support our growth with $2,987 million in technology and development expenses. The growth in our technology and development expenses has been driven primarily by our focus on enhancing customer experiences through the use of software-driven products. Additionally, we offer Domain Registry and Corporate Domains solutions to our customers. We have built a scalable infrastructure platform allowing us to optimize for economies of scale and enable next-generation hosting architecture for our customers, while investing in faster, denser and more efficient data centers, improved network connectivity and improved resiliency, both domestically and internationally.
We aim to provide a reliable and secure global platform and infrastructure. Our investments in technology, including engineers, patents, online security, customer privacy, reliable infrastructure and data science capabilities, enable us to innovate and deliver personalized solutions to our customers. Our API-driven technology platform is built on state-of-the-art, open source technologies like OpenStack and other large-scale, distributed systems. Additionally, our platform allows our developers to create new and enhanced products or product features assembled from common building blocks leading to faster deployment cycles. We believe our products work well together and are more valuable and easier to use together than if our customers purchased them individually from other companies and tried to integrate them. As of December 31, 2022, we had 2,378 employees in technology and development, 353 issued patents and 9 pending patent applications in the U.S.
Physical Infrastructure and Management
Our physical technology infrastructure supports our products, experiences and business systems through servers located in data centers around the world. As the world's largest managed authoritative DNS provider and a leading website hosting platform, we invested significantly in our peering architecture and underlying infrastructure management to handle significant Internet traffic at low bandwidth costs. We invested in the automation of common physical data center components like servers, load balancers, switches and storage, and we use open source solutions when possible to automate manual processes and thereby reduce the risk of human error and lower costs. Additionally, we are leveraging a common automated infrastructure based on OpenStack and KVM to enable next-generation services. We continue to migrate most of our non-hosting products and internal systems to AWS, which has accelerated our ability to provide speed and reliability in both our product and customer experiences. These efforts and our large technology infrastructure footprint allow us to scale and provide our customers with valuable products at affordable prices.
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
Data Platform. Our horizontal data platform helps us be a trusted source of data about our customers and their online ideas through accurate, meaningful and easily consumable data insights, which allows us to build best-in-class, personalized experiences for our customers. Our data platform is key to helping us deepen our customer and business insights, which enable innovation through instrumentation, experimentation and analysis.
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
Product Development
We continue to invest in our product development teams as we expanded the ways we serve our customers to adjust to their changing needs from primarily domain name registration and hosting to a broader spectrum of offerings. Our primary website building products (Websites + Marketing and Managed WordPress), website security suite, email offerings (Microsoft Office 365 and Open X-change), commerce products and domain aftermarket each represent significant need states that are complementary to our long-standing offerings and benefit from our strengths as a company in human-infused technology. Our product development investments have grown at a significantly higher rate than our physical infrastructure and business system expenses, reflecting our expanding role in enabling our customers' success with a powerful digital presence. Our key product development initiatives include:
Powering a Simple and Effortless Presence. We offer a range of products and services that help our customers get their ideas online. Websites + Marketing combines a mobile-optimized website builder with an integrated set of marketing and e-commerce tools to help our customers create an audience for their idea or business, enabling them to design a professional website in under an hour. We continue to invest in Websites + Marketing and other tools, templates and technology to make building, maintaining and updating a professional looking mobile or desktop presence simple and easy. In 2020, we introduced GoDaddy Studio, a web and mobile app that empowers everyday entrepreneurs to create visual content by customizing templates we provide or creating from scratch with simple design tools. Additionally, we are investing in products to help our customers drive their customer acquisition, retention and communication efforts by managing their presence across search engines, social networks and vertical marketplaces and keep their online presence and information secure.
Making the Business of Business Easy. Our business applications range from domain-specific email and email marketing to telephony services and payment tools to help our customers communicate with their customers and grow their ideas. For example, through GoDaddy Conversations, a communications platform to help small businesses support, engage and convert customers through email, text, online chat, social media, voice and video conversations. We intend to continue investing in the breadth of our product offerings to help our customers connect with their customers and run their ventures.
Delivering the Next Generation of Naming. The first generation of domain naming included a limited set of gTLDs, such as .com and .net, and ccTLDs, such as .uk and .in. Hundreds of new gTLDs were introduced in 2013 through the Expansion Program, expanding the available inventory for GoDaddy and our customers. Through GoDaddy Registry, we operate back-end registry management for more than 215 TLDs. Additionally, we have invested to expand the secondary market to help match buyers to sellers who already own domains. Our GoDaddy Investor mobile application helps investors watch and bid on domains at auction and stay on top of current bids from their mobile devices. We continue to invest in search, discovery and recommendation tools and transfer protocols for both primary and secondary domains.
Partnering Up. Our flexible platform also enables us to acquire companies and quickly launch new products for our customers, including through partnerships such as Microsoft Office 365 for email. We have also acquired companies and technologies to complement our product and service offerings and expand our geographic footprint. For example, in July 2022, we acquired Dan.com, a marketplace of domain names, which provides our customers with lease-to-own options, automation technology and a new market of buyers for domain investors. We intend to continue identifying value-added technology acquisition targets and partnership opportunities.
Helping customers sell anything anywhere. Our commerce solutions are designed to grow with our customers' businesses by enabling them to seamlessly sell both offline and online, from online marketplaces and social platforms, while easily managing their sales in one place. In 2022, we launched and upgraded the following Commerce products and services:
•Managed WooCommerce Stores: Launched a new WordPress-based online store solution for established businesses looking to scale and grow. Managed WooCommerce Stores is a fully managed platform that streamlines operating a WordPress ecommerce site by providing integrated features needed to sell goods online, in person and across several marketplaces and social media platforms. As part of the GoDaddy Commerce ecosystem, Managed WooCommerce Stores come with GoDaddy Payments built in and seamlessly integrates with our POS devices. The Managed WooCommerce Stores provide our customers everything they need to sell online, in person, and across popular marketplaces and social media platforms from one built-in experience.
•Smart Terminal: Added new version 3 model with upgraded hardware for better performance, larger screens and support for 4G LTE; and the Smart Terminal App Center for third-party apps that extend the capabilities of the Smart Terminal with over 70 vertical-specific apps like restaurant and employee management, salon scheduling, customer loyalty, and more.
•Websites + Marketing: Added new Commerce Plus plan with automated sales tax calculations, and integrated shipping label that improves merchant experience, and Pay Buttons that makes taking payments on a website much easier.
•GoDaddy Payments: Added Apple Pay and Google Pay as online payment acceptance forms; the acceptance of QR code payment on GoDaddy Mobile App; and enhancements to merchant onboarding and risk management.
•Commerce Hub: Added additional omni-channel reporting for merchants; enabled inventory syncing between POS & Online Stores; and the integration with Online Bookings.
In the future we will continue to innovate in commerce solutions that are easy-to-use, allow our customers to sell anywhere and at industry-low card transaction pricing.
Marketing
We believe GoDaddy is one of the most recognized Internet brands in the U.S. with high brand awareness globally. We have established this high level of brand awareness primarily through our advertising campaigns across various platforms including television commercials, print, online and billboards, and have supplemented these advertising campaigns with our own entrepreneurial customers and social media influencers. Over the five years ended December 31, 2022, we have invested $1,992 million in marketing and advertising expenses. Our strong brand has helped us attract and retain 20.9 million customers as of December 31, 2022. We intend to continue investing in our brand as we seek to further grow our total customers, particularly internationally.
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
Central to our international strategy is a philosophy of localizing our product offerings and customer experience and deploying them through our global infrastructure. As of December 31, 2022, we had approximately 9.9 million customers outside of the U.S. and derived approximately 32%, 32% and 32% of our total bookings from international sales in 2022, 2021 and 2020, respectively. We have built a dedicated team responsible for the internationalization and localization of our core product offerings as well as our customer care and marketing efforts.
In conjunction with our localization efforts, we added on-the-ground regional teams and increased our country and regional specific marketing spend. These investments enabled us to successfully launch and expand our business outside the U.S.

and as of December 31, 2022, we provided localized products and customer care in 54 markets around the world. We took a rigorous approach to managing the level of investment we expect to make in each geographic market we enter based on a market tier approach. We expect to continue to strategically expand internationally, growing our share and increasing penetration of the international markets we have entered in recent years.
Competition
We provide cloud-based solutions enabling individuals, businesses and organizations to establish an online presence, connect with customers and manage their ventures. The market for providing these solutions is highly fragmented and competitive. These solutions are also rapidly evolving, creating opportunity for new competitors to enter the market with point-solution products or address specific segments of the market. In some instances, we have commercial partnerships with companies with which we also compete. Given our broad product portfolio, we compete with niche point-solution products and broader solution providers. Our competitors include providers of:
•domain registration services and web-hosting solutions such as Identity Digital (formerly Donuts and Afilias), United Internet, Namecheap, Newfold Digital, Automattic and WP Engine;
•website creation and management solutions such as Shopify, Squarespace and Wix;
•commerce capabilities such as Block (formerly Square), BigCommerce, Stripe and PayPal;
•cloud-infrastructure services and online security providers such as CloudFlare, Comodo, Let's Encrypt, LiquidWeb and SiteGround;
•alternative web presence, social platform and marketing solutions such as Amazon, Google, Meta, Mindbody, Toast, TikTok, OpenTable and Yelp; and
•productivity tools such as business-class email, calendaring and messaging such as Google, Grasshopper, Microsoft, WeChat, WhatsApp and Zoho.
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
Advertising and promotional information presented on our websites and in our products, and our other marketing and promotional activities, are subject to federal and state consumer protection laws regulating unfair and deceptive practices. U.S. federal, state and foreign legislatures have also adopted laws and regulations regulating numerous other aspects of our business. Regulations relating to the Internet, including laws governing online content, user privacy and data protection, automatic renewal laws, taxation, and liability for third-party activities, are particularly relevant to our business. A sample of such laws and regulations is discussed below.
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
Privacy and Data Protection. In the areas of personal privacy and data protection, the U.S. federal and various state and foreign governments have adopted or proposed limitations on, and requirements associated with, the collection, distribution, use, storage and security of personal information of individuals. In addition, in several jurisdictions in which we operate, data protection is more highly regulated and rigidly enforced. For example, the European Union (E.U.) has enacted the General Data Protection Regulation (GDPR), superseding the 1995 European Union Data Protection Directive. The GDPR includes stringent operational requirements for processors and controllers of E.U. personal data with broad extra-territorial effect and imposes significant penalties for non-compliance. As we continue to expand our operations in Europe and elsewhere, we expect compliance with these regulatory schemes to be more burdensome and costly for us. In addition, California enacted the California Consumer Privacy Act (CCPA) in 2018, effective January 1, 2020, which was further modified by the passage of the California Privacy Rights Act (CPRA) in the November 2020 election. The CCPA, as modified, requires covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information.
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
Laws and regulations relating to our activities are unsettled in many jurisdictions, and may prove difficult or impossible to comply with in some jurisdictions. Additionally, federal, state, local and foreign governments are also considering legislative and regulatory proposals that would regulate the Internet and our activities in more and different ways than exist today. Laws and regulations in the U.S. or in foreign jurisdictions may be applied in new or different manners in pending or future litigation. Further, other existing bodies of law, including the criminal laws of various jurisdictions, may be deemed to apply to our activities, or new statutes or regulations may be adopted in the future. It is also impossible to predict whether new taxes will be imposed on our services, and depending upon the type of such taxes, whether and how we would be affected.

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
As of December 31, 2022, we had 353 issued patents in the U.S. covering various aspects of our product offerings. Additionally, as of December 31, 2022, we had 9 pending U.S. patent applications and intend to file additional patent applications in the future.
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
•If we are unable to continue to attract a diverse customer base for which we have developed more customized solutions and applications, our business, growth prospects and operating results could be adversely affected.
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
If we are unable to continue to attract a diverse customer base for which we have developed more customized solutions and applications, our business, growth prospects and operating results could be adversely affected.
We aim to serve customers with new ventures and those with established small or medium-sized businesses that may need help growing and expanding their digital capabilities, or Independents. We also serve and provide products for other customer populations, such as website designers and developers, or WebPros, organizations with their own domain registration offerings, or Domain Registrars, individuals or organizations that manage a portfolio of registered domains, or Investors, and other registrars and corporate domain portfolio owners, including those that are more technically savvy. For these customers we are developing new features and applications. For example, for our technically-sophisticated web designers, developers and customers, we provide high-performance, flexible hosting and security products that can be used with a variety of open source design tools as well as Managed WordPress. Some of our newly developed products are suited for more technically skilled customers. If we are unable to increase sales of our products to all customer segments we may target, our estimated total addressable market may be overstated and our business, growth prospects and operating results may be adversely affected.
Our business will suffer if the small business market for our solutions proves less lucrative than projected or if we fail to effectively acquire and service small business customers.
We focus our operations on small businesses, which frequently have limited budgets and may choose to allocate resources to items other than our solutions, especially in times of economic uncertainty or recessions. We believe that the small business market is underserved, and we intend to continue to devote substantial resources to it, including through our relationships with WebPros who sell directly to their customers, some of which are small businesses. We aim to grow our revenues by adding new small business customers, selling additional business solutions to existing small business customers and encouraging existing small business customers to continue to use and purchase our products and services. If the small business market fails to be as lucrative as we project or we are unable to market and sell our services to small businesses effectively, directly or through our relationships with WebPros, our ability to grow our revenues and become profitable will be harmed.
If we do not successfully develop and market products that anticipate or respond timely to the needs of our customers, our business and operating results may suffer.
The markets in which we compete are characterized by constant change and innovation, frequent new product and service introductions and evolving industry standards, and we expect them to continue to evolve rapidly. Our historical success has been based on our ability to identify and anticipate customer needs and design products that provide our customers with the tools they need to grow their businesses. For example, in 2022, we expanded our commerce offerings by enabling payments in all Websites + Marketing through 'Buy Buttons' and provided on-the-go solutions such as GoDaddy Mobile, Pay Links and Virtual Terminal capabilities. To the extent we are not able to continue to identify challenges faced by entrepreneurs, small businesses and ventures and provide products responding in a timely and effective manner to their evolving needs, our business, operating results and financial condition may be adversely affected.
There is no assurance we will continue to successfully identify new opportunities, develop and bring new products to market on a timely basis, or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive. If we fail to accurately predict customers' changing needs, such as the need for expanded online and offline commerce tools, or emerging technological trends, such as artificial intelligence, or if we fail to achieve the benefits expected from our investments in technology, our business and operating results could be harmed. These product and technology investments include those we develop internally, such as our "do-it-yourself" website builder Websites + Marketing and our hosting platforms and security products, those we acquire and develop through acquisitions, such as Dan.com, GoDaddy Domain Academy (formerly DNAcademy), GoDaddy Payments, GoDaddy Studio, Uniregistry's registrar and brokerage business, SkyVerge, and our registry business - GoDaddy Registry, and those related to our partner programs, such as Microsoft.
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
Protecting and maintaining awareness of our brand is important to our success, particularly as we seek to attract new customers globally and to increase customer awareness of our full portfolio of products. We have invested, and expect to continue to invest, substantial resources to increase our brand awareness, both generally and in specific geographies and to specific customer groups, such as individual entrepreneurs, WebPros, including designers, developers and agencies, and Domain Investors. If our efforts to protect and promote our brand are not successful, our operating results may be adversely affected.
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
We expect competition to increase in the future from competitors in the domain and hosting and presence markets, such as United Internet, Newfold Digital, Namecheap, Automattic, WP Engine and Identity Digital (formerly Donuts and Afilias), from companies such as Google, Amazon and Microsoft, which provide web-hosting, other cloud-based services, domain name registration and marketing platforms, those companies which offer Internet marketing platforms such as Meta, TikTok, Yelp and Toast, and Block (formerly Square), BigCommerce, Stripe and PayPal which offer commerce capabilities. In particular, the extension of the Cooperative Agreement between Verisign Inc. (Verisign), the registry for .com and .net, and the U.S. Department of Commerce in 2018 gave Verisign the right to become an ICANN-accredited registrar for any gTLD other than .com. While Verisign has not publicly announced whether it will become a registrar, it would become one of our competitors if it were to do so, which could have a negative impact on our business and industry. In addition, we face competition in the website and e-commerce site building market from competitors such as Wix, Squarespace and Shopify, from providers of social media networks and applications including Meta and Tencent, and from digital infrastructure providers including Cloudflare. Some of our current and potential competitors have greater resources, more brand recognition and consumer awareness, more diversified product offerings, greater international scope and larger customer bases than we do, and we may therefore not be able to effectively compete with them. In addition, some of our competitors seek to disrupt the market by offering their services and products at low or no cost; for example, Cloudflare offers domains at wholesale cost and Let's Encrypt offers security certificates at no cost. If these competitors and potential competitors decide to devote greater resources to the development, promotion and sale of products in the markets in which we compete, or if the products offered by these companies are more attractive to or better meet the evolving needs of our customers, our market share, growth prospects and operating results may be adversely affected.
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
Bookings outside of the U.S. represented approximately 32% of our total bookings for 2022, 2021 and 2020. We continue to add systems to accept payments in forms common outside of the U.S., optimize our marketing efforts in numerous non-U.S. geographies, equip our customer care team with the knowledge to serve these markets, expand our infrastructure in various non-U.S. locations and maintain or establish customer care operations in overseas locations. Conducting and expanding international operations subjects us to risks we generally do not face in the U.S., including:
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
•compliance with market access regulations, tariffs and import, export and general trade regulations, including economic sanctions and embargoes;
•the potential for political, social or economic unrest, terrorism, hostilities or war, including the current military conflict between Russia and Ukraine; and
•multiple and possibly overlapping tax regimes.
The expansion of our existing international operations and entry into additional international markets has required and will continue to require significant management attention and financial resources. These additional costs may increase our cost of acquiring international customers, which may delay our ability to achieve profitability or reduce our profitability in the future. We may also face pressure to lower our prices in order to compete in emerging markets, which could adversely affect revenue derived from our international operations.
In addition, certain of our operations are in higher risk regions such as China, India, Russia and Ukraine. Although we do not have material operations in these regions, unanticipated events, such as geopolitical changes associated with our international operations could impair our growth prospects and adversely affect our business, operating results and financial condition. In addition, given the risks associated with our international operations, we may decide to relocate international operations either to other foreign countries or domestically, which could require significant management attention and financial resources and may not prove to be successful, each of which could adversely affect our business, operating results and financial condition. For example, there is uncertainty as to the future of U.S. trade policy with respect to China, and in February 2022, Russia launched a military assault in Ukraine which has expanded to a full-scale military invasion of Ukraine by Russian troops. Although we have not seen a material impact, these and other factors associated with our international operations could impair our growth prospects and adversely affect our business, operating results and financial condition. In particular, following Russia’s invasion of Ukraine, the U.S., the UK, and the European Union governments, among others, have developed coordinated financial and economic sanctions targeting Russia that, in various ways constrain transactions with numerous Russian entities, including major Russian banks, and individuals. Although we have no employees or facilities in Russia or Ukraine, we do have a limited number of customers and contractors in these locations. As a result, a prolonging of this conflict could cause delays in future product launches if such contractors are unable to work and/or it becomes necessary to locate and train new contractors to support these products. In addition, we opted to shut down our GoDaddy website in Russia and have removed support for the Ruble. Our business has not been materially impacted to date by the ongoing military conflict, however it is impossible to predict the extent to which our operations will be impacted or the ways in which the conflict may impact our business in the long term.
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
We have incurred, and will continue to incur, expenses relating to our investments in international operations and infrastructure, such as: (i) the expansion of our offerings and marketing presence in India, Europe, Latin America, the Middle East and North Africa, and Asia; (ii) our marketing spend to attract new customers, such as WebPros and Independents in non-U.S. markets; and (iii) investments in software systems and additional data center resources to keep pace with the growth of our cloud infrastructure and cloud-based product offerings. We have made significant investments in product development, corporate infrastructure and technology and development, and intend to continue investing in the development of our products and infrastructure and our marketing and GoDaddy Guides.
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
As part of our business strategy, we have in the past made, and may in the future make, acquisitions or investments in companies, talent, products, domain portfolios and technologies that we believe will complement or supplement our business and address the needs of our customers, such as our acquisitions of Dan.com, GoDaddy Studio, Uniregistry's registrar and brokerage business, SkyVerge, our registry business, GoDaddy Registry, and GoDaddy Payments. We cannot ensure we will be able to successfully integrate the acquired products, talent and technology or achieve the revenue and expense synergies we expect as a result of these acquisitions. Even if we do successfully integrate acquired products, we may not successfully integrate the associated brands into our portfolio or may decide to modify, retire or change the direction of the associated brands, which could adversely affect our operating results. If we fail to properly evaluate, execute or integrate acquisitions or investments, the anticipated benefits may not be realized, we may be exposed to unknown or unanticipated liabilities and our business and growth prospects could be harmed. In addition, any future acquisitions we complete could be viewed negatively by our customers, investors or industry analysts.
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
From time to time, we may enter into new lines of business that offer new products and/or services. For example, in February 2021, we completed our acquisition of GoDaddy Payments, facilitating our entry into the off-line commerce and payment facilitation businesses and supplementing our existing e-commerce offerings and in July 2022, we completed our acquisition of Dan.com, which provides our customers with new lease-to-own domain name options. Our lack of experience with or knowledge of new lines of business we choose to enter, as well as external factors, such as competitive alternatives, potential conflicts of interest, either real or perceived, and shifting market preferences, may impact our implementation and operation of such new lines of business. Other risks of implementing new lines of business include:
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
We believe a critical contributor to our success has been our company culture, which we rely on to foster innovation, creativity, a customer-centric focus, passion, teamwork collaboration and loyalty. We have invested substantial time and resources in building our team within this company culture. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel and to effectively focus on and pursue our company objectives. Our corporate culture is central to our devoted GoDaddy Guides, which is a key component of the value we offer our customers. As we continue to evolve our business, expand our global footprint and product portfolio, and rely more on remote and foreign workers, we may find it difficult to maintain these important aspects of our culture, which could limit our ability to innovate and operate effectively. We believe we provide a workplace in which employees are best served by direct discussion with management regarding pay, benefits and other workplace practices. Currently none of our workforces in the U.S. are subject to collective bargaining agreements, however, if areas of our workforce were to organize, we may find it difficult to maintain our culture, cost structure, and control over the delivery our products, which could adversely impact our culture and results of operations. Certain of our employees in Germany are represented by employee works councils and elsewhere some international employees are represented by worker representatives in accordance with local regulations.
As a result of the COVID-19 pandemic, since 2020 a substantial portion of our personnel, including our GoDaddy Guides, have been working remotely, which could negatively affect our culture. In late 2021, we began reopening certain offices in accordance with guidance from governmental authorities and health experts. As of the date of this filing, we have invited most employees to return to our offices on a voluntary basis. We expect to continue to reopen other offices this year. We anticipate working arrangements for most employees will continue to differ from the arrangements before the COVID-19 pandemic. We expect that some of our employees may continue to work from home on a full-time or part-time basis. The full or partial return to in-office work and the potential transition to permanent remote working arrangements for some employees may result in increased costs, decreased efficiency, deterioration of company culture and/or other unforeseen challenges. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, continue to perform at current levels or execute on our business strategy.

Operational Risks
We are exposed to the risk of system failures and capacity constraints.
We have experienced, and may in the future experience, system failures and outages disrupting the operation of our websites or our products such as web-hosting and email, or the availability of our customer care operations. Our revenue depends in large part on the volume of traffic to our websites, the number of customers whose websites we host on our servers and the availability of our customer care operations. Accordingly, the performance, reliability and availability of our websites and servers for our corporate operations and infrastructure, as well as in the delivery of products to customers, are critical to our reputation and our ability to attract and retain customers. Any such system failure or outage could generate negative publicity, which could negatively impact our reputation and financial results. As we continue our transition over the next several years to Amazon Web Services (AWS) to host our products, we have become, and will become, more dependent on third parties to accommodate the high volume of traffic to our websites and those of our customers.
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
We rely on third parties, and other parties with which those third parties contract, to perform certain technology, processing, servicing and support functions on our behalf, and may in the future choose to transition a function previously managed by us to such third parties. In particular, we are in the process of transitioning a portion of our workloads from company-owned and co-located data centers to third-party cloud computing and hosting providers, including AWS. When we choose to transition a function to a third party, we may spend significant time and effort, incur higher costs than originally expected and experience delays in completing such transition. We may never realize any of the anticipated benefits of relying on such third parties, including acquisition of new customers, improved product features and positive financial results. In addition, these third parties are vulnerable to operational and technological disruptions, including from cyber attacks, which may negatively impact our ability to provide services to our customers, operate our business and fulfill our financial reporting obligations. We may have limited remedies against these third parties in the event of service disruptions. If third parties are unable to perform these functions on our behalf because of service interruptions or extended outages, or because those services are no longer available on commercially reasonable terms, our expenses could increase and our customers' use of our products could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business.
We substantially rely upon AWS to operate our platform, and any disruption of or interference with our use of AWS would adversely affect our business, results of operations and financial condition.
We outsource a substantial majority of our cloud infrastructure to AWS, which hosts some of our products and platforms. Our customers need to be able to access our platform at any time, without interruption or degradation of performance. AWS runs its own platform that we access, and we are, therefore, vulnerable to service interruptions at AWS. We may experience interruptions, delays and outages in service and availability of AWS services due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints due to any number of potential causes, including technical failures, natural disasters, pandemics such as the COVID-19 pandemic, fraud or security attacks, all of which could impact our service to our customers. In addition, if security of AWS is compromised, or our products or platform are unavailable or our users are unable to use our products within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected. In some instances, AWS or we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. It may become increasingly difficult to maintain and improve our platform performance, especially during peak usage times, as our products become more complex and the usage of our products increases. To the extent that we do not effectively address capacity constraints, either through AWS or alternative providers of cloud infrastructure, our business, results of operations and financial condition may be adversely affected. In addition, any changes in service levels from AWS may adversely affect our ability to meet our customers’ requirements, result in negative publicity which could harm our reputation and brand and may adversely affect the usage of our platform.
The substantial majority of the services we use from AWS are for cloud-based server capacity and, to a lesser extent, storage and other optimization offerings. AWS enables us to order and reserve server capacity in varying amounts and sizes distributed across multiple regions. We access AWS infrastructure through standard IP connectivity. AWS provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. AWS may terminate the agreement for cause upon notice and upon our failure to cure a breach within 45 days from the date of such notification and may, in some cases, suspend the agreement immediately for cause upon notice. Although we expect that we could receive similar services from other third parties, if any of our arrangements with AWS are terminated, we could experience interruptions on our platform and in our ability to make our products available to customers, as well as delays and additional expenses in arranging alternative cloud infrastructure services. Any of the above circumstances or events may harm our reputation, erode customer trust, cause customers to stop using our products, impair our ability to increase revenue from existing customers, impair our ability to grow our customer base, subject us to financial penalties and liabilities under our service level agreements and otherwise harm our business, results of operations and financial condition.
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
Social engineering efforts may compromise our personnel or those of our third-party vendors, leading to unauthorized access to facilities, systems or information we have a responsibility to protect, which could lead to the unauthorized acquisition of information, the unavailability of systems or information or the compromise of customer accounts. Despite efforts to promote security awareness and training for our personnel and vendors, malicious actors are increasingly sophisticated and successful in their use of social engineering techniques. We have experienced, and may continue to experience, social engineering attempts, some of which have been successful, including by a persistent threat actor, who, among other things, has attempted to transfer customer domain names and has targeted customer domains related to cryptocurrency. We have taken steps and continue to work to enhance our security and resilience against social engineering, requiring additional engineering efforts and modifications to our technology architecture as well as the expenditure of time and additional cost. We cannot guarantee that in all cases our efforts will be successful or that future social engineering incidents will have minimal impact to our financial and reputational harm.
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
We experience cybsersecurity incidents, and any actual or perceived breach of our security could expose us to a risk of loss or litigation and possible liability and subject us to regulatory or other government inquiries or investigations, which will require us to expend significant capital and other resources to remediate the breach, any of which would harm our business, financial condition and operating results. For examples, in March 2020, we discovered a threat actor compromised the hosting login credentials of approximately 28,000 hosting customers to their hosting accounts as well as the login credentials of a small number of our personnel. These hosting login credentials did not provide access to the hosting customers' main GoDaddy account. We have spent resources investigating and responding to this activity, notified the impacted customers, reported the activity to applicable regulatory authorities, and are responding to requests for information regarding our data privacy and security practices, including from the Federal Trade Commission (FTC) pursuant to Civil Investigative Demands issued in July 2020 and October 2021. The timing of resolution and the outcome of this matter are uncertain. In November 2021, using a compromised password, an unauthorized third party accessed the provisioning system in our legacy code base for Managed WordPress (MWP), which impacted up to 1.2 million active and inactive MWP customers across multiple GoDaddy brands. We reported the MWP incident to applicable regulatory authorities and have responded to inquiries from customers, strategic partners, regulators, and the media. The timing of resolution and outcome of this matter are uncertain. In December 2022, an unauthorized third party gained access to and installed malware on our cPanel hosting servers. The malware intermittently redirected random customer websites to malicious sites. We continue to investigate the root cause of the incident. Based on our investigation, we believe these incidents are part of a multi-year campaign by a sophisticated threat actor group that, among other things, installed malware on our systems and obtained pieces of code related to some services within GoDaddy. To date, these incidents as well as other cyber threats and attacks have not resulted in any material adverse impact to our business or operations, but such threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. In case of a future incident, a history of past incidents, such as those mentioned herein, may increase the risk of higher sanctions, or that investigations into past incidents may be re-invigorated.
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
If third parties succeed in penetrating our security measures or those of our vendors and partners, or in otherwise accessing or obtaining without authorization the payment card information or other sensitive or confidential information we or our vendors and partners maintain, we could be subject to liability, loss of business, litigation, government investigations or other losses. As we continue to rely more on third-party and public-cloud infrastructures, such as AWS and other third-party service providers, we have become, and will become, more dependent on third-party security measures to protect against unauthorized access, cyber attacks and the mishandling of customer data. Increased handling of personal information and other customer data and confidential information by third parties may create increased risks of unauthorized disclosure, misuse or loss of these types of information and may require us to expend significant time and resources to address incidents of failure in such third parties' security measures. We also anticipate being required to expend significant resources to maintain and improve our oversight of vendors and other third parties with whom we share data or otherwise process data on our behalf. In addition, our customers and partners have in the past and may in the future request we produce evidence of our data security program as part of their own compliance programs. Responding to such requests may be costly and time consuming.

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
Security breaches or other unauthorized access to personal information and other confidential information, including payment card information, could result in mandatory customer, regulator, contractual, and/or payment card provider notifications, litigation, government investigations, adverse publicity, and claims against us for unauthorized purchases with payment card information, identity theft or other similar fraud claims, and claims for other misuses of personal information, including for unauthorized marketing purposes, which could result in a material adverse effect on our business, financial condition or reputation. Moreover, these claims could cause us to incur penalties from payment card associations (including those resulting from our failure to adhere to industry data security standards), or termination by payment card associations of our ability to accept credit or debit card payments, any of which could have a material adverse effect on our business and financial condition. Although we maintain cyber liability insurance coverage that may cover certain liabilities in connection with a security breach or other security incident, we cannot be certain our insurance coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms (if at all) or that any insurer will not deny coverage as to any future claim. In addition, certain insurers have denied coverage if a nation-state is declared the sponsor or perpetrator of such security breach or incident. For example, following the U.S., UK, Canadian and Australian governments' attribution of Russia for the NotPetya ransomware attack, Zurich American Insurance Co. denied Mondelez International, Inc.'s claim for damages from that attack, resulting in ongoing litigation between Zurich and Mondelez. However, a January 2022 ruling from a court in New Jersey permitted Merck & Co. to recover under its cyber insurance policies for a NotPetya attack. These examples suggest there continues to be uncertainty across the cyber insurance market regarding the availability of coverage for nation-state-led cyber attacks. The successful assertion of one or more large claims against us that exceed available insurance coverage, the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, or denials of coverage based on "act of war" or similar exclusions triggered by attribution of an attack to a nation-state, particularly given the heightened risk of cyber attacks due to the ongoing Russia-Ukraine military conflict, could have a material adverse effect on our business, including our financial condition, results of operations and reputation.
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
Our products and services, and the products and services of our third party vendors and partners, may be subject to fraudulent usage, including but not limited to domain name hijacking, revenue share fraud, and other fraudulent schemes. In addition, although our customers are required to set passwords or personal identification numbers to protect their accounts, third parties have in the past been, and may in the future be, able to access and use our customers’ accounts through fraudulent means. Fraudulent activity can result in, among other things, interruption of our services to our customers, and substantial and reputational harm. Although we implement multiple fraud prevention and detection controls, we cannot be certain that our efforts to address external fraudulent activity, such as revenue share fraud, domain name hijacking or other fraudulent use of our, or our third parties’ and vendors’ products and services, will be successful in eliminating these threats, any of which could adversely affect our business, results of operations and financial condition.
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
In the years ended December 31, 2022, 2021 and 2020, our advertising expenses were $412.3 million, $503.9 million and $438.5 million, respectively. If these costs or our customer acquisition costs increase or we fail to generate additional sales as a result of our marketing efforts, our business, operating results and financial performance could be adversely affected.
Our ability to increase sales of our products is highly dependent on the quality of our customer care. Our failure to provide high-quality customer care would have an adverse effect on our business, brand and operating results.
We believe our focus on high-quality customer care is critical to retaining, expanding and further penetrating our customer base, as well as generating additional sales of products to our customers. Our GoDaddy Guides have historically contributed significantly to our total bookings. In 2022, 2021 and 2020, approximately 10%, 11%, and 12% of our total bookings, respectively, were generated from the sale of product subscriptions by our GoDaddy Guides. Most of our current offerings are designed for customers who often self-identify as having limited to no technology skills. Our customers depend on our GoDaddy Guides to guide them as they create, manage and grow their digital identities, support their ubiquitous presence, both online and offline, and enable them with products to meet their commerce needs. Our GoDaddy Guides primarily engage with customers through direct calls, but have increasingly engaged with customers via other communication channels, such as chat, social media and webcasts, and we continue to increase our self-serve solutions. As our customer base continues to grow, we must continue to broaden our portfolio of solutions, increase the scope of our solution deployments within our customers' IT infrastructure, and adapt our customer support organization to ensure our customers continue to receive the high level of customer service which they have come to expect. If we fail to maintain high quality customer care across our communications platforms to support our growing customers' needs, our reputation, financial results and business prospects may be materially harmed. Notwithstanding our commitment to customer care, our customers may occasionally encounter interruptions in service and other technical challenges, including those resulting from our GoDaddy Guides working remotely. An interruption in service and other challenges could negatively impact our business.
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
Our future success and ability to innovate depends, in part, on our ability to continue to hire, retain, manage and motivate highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel or delays in hiring required personnel, may seriously harm our business, financial condition and operating results. Additionally, due to the COVID-19 pandemic, in 2020, we temporarily closed our offices and required substantially all personnel to work remotely. In late 2021, we began reopening certain offices in accordance with guidance from governmental authorities and health experts. As of the date of this filing, we have invited most employees to return to our offices on a voluntary basis. Our employees remain highly productive. We expect to maintain and continue to improve our productivity and efficiency through the remote work environment, and the hybrid in-person and remote work environment. However, we cannot predict how our employees or business will be impacted by the ongoing uncertainty relating to the COVID-19 pandemic, and we may experience difficulties onboarding new employees, managing employees and maintaining our culture while we work remotely and continue our return-to-office.
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
We maintain a network of different types of partners, some of which create integrations with our products. For example, we partner with Microsoft Corporation to offer Office 365 email and related productivity tools and with Open-Xchange to offer OX-App-suite to our customers. We also work to make certain of our products interoperable with services such as Yelp, Google, Amazon, WhatsApp and Instagram. In addition, we provide payment options for customers' websites through providers such as PayPal, Stripe, Block (formerly Square) and Mercado Libre. We have invested and will continue to invest in partner programs to provide new product offerings to our customers and help us attract additional customers. However, our relationships with our partners may not be as successful in generating new customers as we anticipate, which could adversely affect our ability to increase our total customers. Further, these integrated products could require substantial investment while providing no assurance of return or incremental revenue. We also rely on some of our partners to create integrations with third-party applications and platforms used by our customers, such as the email encryption service provided by INKY Technology Corporation, email backup and migration services provided by SkyKick and email archiving services provided by Barracuda. If our partners fail to create such integrations, or if they change the features of their applications or alter the terms governing use of their applications in an adverse manner, demand for our products could decrease, which would harm our business and operating results. If we are unable to maintain our contractual relationships with existing partners or establish new contractual relationships with potential partners, we may not be able to offer the products and related functionality our customers expect, and we may experience delays and increased costs in adding customers and may lose customers. Any ineffectiveness of our partner programs could materially adversely affect our business and results of operations. In addition, our partners may increase the fees they charge us or offer their services on terms that are less than favorable to us, including in connection with renewal negotiations. Such increased costs or less than favorable terms could result in increased costs to customers and potential loss of customers, which could have an adverse impact on our results of operations.
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
In addition, our existing co-located data center agreements may not provide us with adequate time to transfer operations to a new facility in the event of a termination. If we were required to move our equipment to a new facility without adequate time to plan and prepare for such migration, we would face significant challenges due to the technical complexity, risk and high costs of the relocation. Any such migration could result in significant costs for us and may result in data loss and significant downtime for a significant number of our customers which could damage our reputation and brand, cause us to lose current customers or become unable to attract new customers and adversely affect our operating results and financial condition.
Our business is exposed to risks associated with credit card and other payment chargebacks, fraud and new payment methods.
A majority of our revenue is processed through credit cards and other online payments. If our refunds or chargebacks increase, our processors could require us to create reserves, increase fees or terminate their contracts with us, which would have an adverse effect on our financial condition. Our failure to limit fraudulent transactions conducted on our websites, such as the fraudulent sale of domains on our aftermarket platform using stolen account credentials and credit card numbers, could increase the number of refunds we have to process and could also subject us to liability and adversely impact our reputation. Under credit card association rules, penalties may be imposed at the discretion of the association for inadequate fraud protection. Any such potential penalties would be imposed on our credit card processor by the association. Under our contracts with our payment processors, we are required to reimburse them for such penalties. However, we face the risk that we may fail to maintain an adequate level of fraud protection and that one or more credit card associations or other processors may, at any time, assess penalties against us or terminate our ability to accept credit card payments or other form of online payments from customers, which would have a material adverse effect on our business, financial condition and operating results. In addition, as we expand our presence in commerce through our GoDaddy Payments products and services, we face additional risks in payment processing due to merchant screening, hardware failures, hardware servicing and manufacturing costs, and risks associated with the interface of our hardware products with third-party mobile devices.
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
In addition, we could be liable if there is a breach of the payment information we store. Online commerce and communications depend on the secure transmission of confidential information over public networks. Additionally, with the expansion of our offerings through GoDaddy Payments products and services, we face additional burdens in securing and transmitting payment information. We rely on encryption and authentication technology to authenticate and secure the transmission of confidential information, including cardholder information. However, we cannot ensure this technology will prevent breaches of the systems we use to protect cardholder information. Although we maintain network security insurance, we cannot be certain our coverage will be adequate for liabilities actually incurred or insurance will continue to be available to us on reasonable terms, or at all. In addition, some of our partners also collect or possess information about our customers, and we may be subject to litigation or our reputation may be harmed if our partners fail to protect our customers' information or if they use it in a manner inconsistent with our policies and practices. Data breaches can also occur as a result of non-technical issues. Under our contracts with our processors, if there is unauthorized access to, or disclosure of, credit card information we store, we could be liable to the credit card issuing banks for their cost of issuing new cards and related expenses.
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
Our quarterly and annual operating results and key metrics have varied from period to period in the past, and may fluctuate in the future as a result of a number of factors, many of which are outside of our control, including, among other things:
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
•changes in legislation affecting exposure to liability resulting from actions of our customers;
•increases in rates of failed sales on our aftermarket platform for transactions in which we act as the primary obligor, resulting in higher than expected domain portfolio assets;
•timing of expenses;

•macroeconomic conditions and the related impact on the worldwide economy, including the effects of inflation, deflation or a recession or other adverse economic conditions, any of which may be as a result of the continued uncertainty resulting from the COVID-19 pandemic or international conflicts such as the Russia-Ukraine military conflict;
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
We had net income of $353 million in 2022, net income of $243 million in 2021 and net loss of $494 million in 2020. While we have experienced revenue growth over these periods, we may not be able to sustain or increase our growth or maintain profitability in the future or on a consistent basis. In the past 12 months, we have experienced lower growth rates in customer demand than in prior years due to factors including the ongoing COVID-19 pandemic and inflation as well as foreign currency headwinds due to the strength of the U.S. dollar. There remains uncertainty about the levels of customer demand and growth and we may experience lower growth rates in the future due to these factors and other factors that may not be known at this time. We have incurred substantial expenses and expended significant resources to market, promote and sell our products. We also expect to continue to invest for future growth and to expand our product offerings. In addition, we expect to continue to incur significant accounting, legal and other expenses as a public company. Furthermore, we have incurred in recent periods, and may incur in future periods, large expenses which are not recurring, but which nonetheless negatively impact our operating results.
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

•changes in tax laws, regulations or interpretations thereof; and
•future earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated earnings in countries where we have higher statutory tax rates.
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
Our substantial indebtedness, including our credit facility, the Senior Notes due in 2027 and the Senior Notes due in 2029, collectively the Senior Notes, could have a material adverse effect on our business and financial condition, including:
•requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations and capital expenditures and pursue future business opportunities;
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
Holders of the Senior Notes can require us to repurchase the Senior Notes upon a change of control of our company. Our ability to repurchase the Senior Notes may be limited by law or the terms of other agreements relating to our indebtedness. In addition, we may not have sufficient funds to repurchase the Senior Notes or have the ability to arrange necessary financing on acceptable terms, if at all. A change of control of our company may also constitute a default under, or result in the acceleration of the maturity of, our other then-existing indebtedness, including our credit facility. Our failure to repurchase the Senior Notes would result in a default under the Senior Notes, which may result in the acceleration of the Senior Notes and other then-existing indebtedness, including our credit facility. We may not have sufficient funds to make any payments triggered by such acceleration, which could result in foreclosure proceedings and our seeking protection under the U.S. bankruptcy code.
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
•the U.S. Congress or other legislative bodies in the U.S. could take action unfavorable to us, influencing customers to move their business from our products to those located outside the U.S.;
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
ICANN periodically authorizes the introduction of new TLDs. A delay in access to new TLDs could adversely impact our business, results of operations and reputation.
ICANN has periodically authorized the introduction of new TLDs and made domain names related to them available for registration. In 2012, ICANN significantly expanded the number of gTLDs through the first application round of the Expansion Program. This resulted in the delegation of new gTLDs in 2014. However, since 2014, ICANN has neither opened the second application round nor provided an indication of when such round will be open.
Our competitive position depends in part on our ability to gain access to these new TLDs. A significant portion of our business relies on our ability to sell domain name registrations to our customers, and any limitations on our access to newly created TLDs could adversely impact our ability to sell domain name registrations to customers, and thus could adversely impact our business. Furthermore, our acquisition of Neustar's registry business in 2020, and our entry into the registry business, means GoDaddy Registry is also impacted by delays of future gTLD application rounds. Although we expect to continue to sell and pursue operator rights for new gTLDs as they are introduced, our ability to obtain these rights, gain contracts to provide backend registry services, or sell new domains to our customers may be adversely impacted if the Expansion Program does not continue. In addition, if a new application round of the Expansion Program is not opened in the future, the reputation of the industry and our business and the financial and operational aspects of our business may be harmed.
The relevant domain name registry and ICANN impose a charge upon each registrar for the administration of each domain name registration. If these fees increase, it would have a significant impact upon our operating results.
Each registry typically imposes a fee in association with the registration of each domain name. For example, VeriSign, the registry for .com and .net, has a current list price of $8.97 annually for each .com and .net registration, and ICANN currently charges $0.18 annually for most domain names registered in the gTLDs falling within its purview. In 2016, VeriSign and ICANN agreed that VeriSign will continue to be the exclusive registry for the .com gTLD through November 2024. In 2018, Verisign and the U.S. Department of Commerce agreed to extend their Cooperative Agreement through 2024. As part of that extension, Verisign has the right to raise .com wholesale prices up to 7% (per registration year) each year starting in November 2020, subject to ICANN's approval. In March 2020, VeriSign and ICANN amended the .com registry agreement to allow fees to be increased to no more than $10.26 annually for each .com registration. In September 2022, Verisign increased the annual registry-level wholesale fee for new and renewal .net domain name registrations from $8.39 to $8.97, and in February 2023, Verisign announced it would increase the annual registry-level wholesale fee for new and renewal .com domain name registrations from $8.97 to $9.59, effective September 1, 2023. If fees continue to increase, costs to our customers could be higher, which could have an adverse impact on our results of operations. We have no control over ICANN, VeriSign or other domain name registries and cannot predict their future fee structures.
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
We expect there will continue to be newly enacted and proposed laws and regulations as well as emerging industry standards concerning privacy, data protection and information security in the U.S., the E.U. and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Such laws, regulations, standards and other obligations could impair our ability to, or the manner in which we, collect or use information to target advertising to our customers, thereby having a negative impact on our ability to maintain and grow our total customers and increase revenue. For example, California enacted the California Consumer Protection Act (CCPA) that, among other things, requires covered companies to provide new disclosures to California consumers and afford such consumers new rights, including the right to opt-out of certain sales of personal information or opt-into certain financial incentive programs. On November 4, 2020, the CPRA, was passed by California voters replacing and amending several parts of the existing CCPA. The new Act came into effect beginning January 1, 2023. To date, we have not incurred significant cost or impact regarding our data processing practices due to the requirements of CCPA and CPRA. However, other states have enacted or are considering similar legislation that may require us to modify our data processing practices for which the cost and impact are currently not predictable. Future restrictions on the collection, use, sharing or disclosure of our users' data or additional requirements for express or implied consent of users for the use, disclosure or other processing of such information could increase our operating expenses, require us to modify our products, possibly in a material manner, or stop offering certain products, and could limit our ability to develop and implement new product features.
In particular, with regard to transfers to the U.S. of personal data (as such term is used in the GDPR and applicable E.U. member state legislation, and as similarly defined under the proposed ePrivacy Regulation) from our employees and European customers and users, we historically relied upon the E.U.-U.S. Privacy Shield, as well as E.U. Model Clauses in certain circumstances. The E.U.-U.S. Privacy Shield was invalidated by the Court of Justice of the E.U. in July 2020 (Schrems II), and the E.U. Model Clauses have been subject to legal challenge and were updated in June 2021. Following Schrems II, we have an ongoing process to review Data Processing Agreements with our sub-processors and, where there is a transfer involving a third country, to incorporate valid data transfer mechanisms, such as the 2021 Standard Contractual Clauses (SCCs) for personal data transfers between E.U. and non-E.U. countries without an adequacy decision from the European Commission. We will continue to transfer personal data under the SCCs and in accordance with further guidance from EU data protection authorities and the European Data Protection Board where relevant, and we are preparing to adopt the proposed E.U.-U.S. Data Privacy Framework, should it be approved by the E.U. Further, we continue to implement appropriate technical and organizational measures to ensure a level of security appropriate to the risks associated therewith.
Notwithstanding the aforementioned measures, we may be unable to maintain legitimate means for our transfer and receipt of personal data from the European Economic Area (EEA). We may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators in the EEA to apply different standards to the transfer of personal data from the EEA to the U.S., and to block, or require ad hoc verification of measures taken with respect to certain data flows from the EEA to the U.S. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf. We may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of EEA residents. The regulatory environment applicable to the handling of EEA residents' personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.
In addition, several foreign countries and governmental bodies, including the E.U., Brazil, India and Canada, have laws and regulations concerning the collection and use of their residents' personal information, including payment card information, which are often more restrictive than those in the U.S. Although we believe we comply with those laws and regulations applicable to us, these obligations may be modified and interpreted in different ways by courts, and new laws and regulations may be enacted in the future. Within the EEA, the GDPR took full effect on May 25, 2018, and became directly applicable to companies established across E.U. member states. As the GDPR is a regulation rather than a directive, it applies throughout the EEA, but permits member states to enact certain supplemental requirements if they so choose. The GDPR also has broad extraterritorial effect on companies established outside the EEA, with stringent requirements for processors and controllers of personal data and imposes significant penalties for non-compliance. Noncompliance with the GDPR can trigger fines of up to the greater of €20 million or 4% of global annual revenues. The UK exited the E.U. effective January 31, 2020, which has created uncertainty with regard to the regulation of data protection in the UK. In June 2021, the European Commission adopted an adequacy decision for data transfers from the E.U. to the UK. Nevertheless, this adequacy decision may be revisited and it remains to be seen how the UK's withdrawal from the E.U. will impact the manner in which UK data protection laws or regulations will develop and how data transfers to and from the UK will be regulated and enforced by the UK Information Commissioner's Office, E.U. data protection authorities, or other regulatory bodies in the longer term. In addition, some countries, such as India, are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.
On October 27, 2022, the European Union published the Digital Services Act (DSA) in its Official Journal. The DSA, which requires governed companies to comply with its provisions beginning the first quarter of 2024, imposes new content moderation obligations, notice obligations, advertising restrictions and other requirements on digital intermediaries, including providers of intermediary services, hosting services, online platforms, Very Large Online Platforms (VLOPs) and Very Large Online Search Engines (VLOSEs). Noncompliance with the DSA could result in fines of up to 6% of annual global revenues, which are in addition to the ability of civil society organizations and non-governmental organizations to lodge class action lawsuits.
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
•The Digital Millennium Copyright Act (DMCA) provides recourse for owners of copyrighted material whose rights under U.S. copyright law have been infringed on the Internet. The safe harbor provisions of the DMCA, however, shield Internet service providers and other intermediaries from direct or indirect liability for copyright infringement, provided that we follow the procedures for handling copyright infringement claims set forth in the DMCA. These include expeditiously removing or disabling access to the allegedly infringing material upon the receipt of a proper notice from, or on behalf of, a copyright owner alleging infringement of copyrighted material located on websites we host.
•The Communication Decency Act (CDA) generally protects Internet service providers that do not create or develop website content posted by customers from liability for certain activities of customers through regulation of Internet content unrelated to intellectual property. Under the CDA, we are generally not responsible for the customer-created content hosted on our servers and thus are generally immunized from liability for torts arising from, for example, the posting of defamatory or obscene content. As we increasingly create content for our customers, we may not be able to rely on such safe harbors and we may be held liable for such content under the DMCA and the CDA.
Notwithstanding the exculpatory language of these bodies of law, the activities of our customers have resulted in, and may in the future result in, threatened or actual litigation against us. Although the ACPA, DMCA, CDA and relevant U.S. case law have generally shielded us from liability for customer activities to date, court rulings in pending or future litigation or future regulatory or legislative amendments may narrow the scope of protection afforded us under these laws. Additionally, neither the DMCA nor the CDA generally apply to claims of trademark violations, and thus they may be inapplicable to many of the claims asserted against our company. Furthermore, there have been, and continue to be, various Congressional and executive efforts to remove or restrict the scope of the protections available under Section 230 of the CDA, which if successful could decrease our current protections from liability for third-party content and increase our litigation costs.
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
In addition to intellectual property claims, we are also involved in other types of litigation and claims, including claims relating to commercial disputes, consumer protection and employment, such as harassment. For example, we have faced or continue to face claims related to the Fair Labor Standards Act, the Telephone Consumer Protection Act, the Americans with Disabilities Act and the Arizona Consumer Fraud Act (and similar federal, state and international consumer protection statutes, including the Brazil Consumer Protection Code). In particular, in the past, we have settled class action complaints alleging violations of the Telephone Consumer Protection Act. Plaintiffs in such current and future litigation matters often file such lawsuits on behalf of a putative or certified class and typically claim substantial statutory damages and attorneys' fees, and often seek changes to our products, features or business practices. Although the results of any such current or future litigation, regardless of the underlying nature of the claims, cannot be predicted with certainty, the final outcome of any current or future claims or lawsuits we face could adversely affect our business, financial condition and results of operations. Any negative outcome from claims or litigation, including settlements, could result in payments of substantial monetary damages or fines, attorneys' fees or costly and significant and undesirable changes to our products, features, marketing efforts or business practices. As we expand our international operations, we have experienced an increase in litigation occurring outside of the U.S., due in part to consumer-friendly laws and regulations in certain countries and legal systems with limited experience with claims related to the domain industry. Defending such litigation is costly and time consuming. The outcome of such litigation may not be the same as similar litigation in the U.S., which may have an adverse effect on our business, financial condition and results of operations. Further, claims or litigation brought against our customers or business partners may subject us to indemnification obligations or obligations to refund fees to, and adversely affect our relationships with, our customers or business partners. Such indemnification or refund obligations or litigation judgments or settlements that result in the payment of substantial monetary damages, fines and attorneys' fees may not be sufficiently covered by our insurance policies, if at all.
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
As of December 31, 2022, we had 353 issued patents in the U.S. covering various aspects of our product offerings. Additionally, as of December 31, 2022, we had 9 pending U.S. patent applications and intend to file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations or in certain jurisdictions, and may choose to abandon patents that are no longer of strategic value to us, in each case even if those innovations have financial value to us. In addition, under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative processes or litigation. In addition, issuance of a patent does not assure that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.
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
As of December 31, 2022, we had 688 registered trademarks in countries including the UK, U.S., China and Germany; we have also filed a trademark application for the new GoDaddy logo and mark and a word mark application for Open We Stand. We have also registered, or applied to register, the trademarks associated with several of our leading brands in the U.S. and in certain other countries, including for our new logo launched in January 2020, the "Go." Competitors and others may have adopted, and in the future may adopt, tag lines or service or product names similar to ours, which could impede our ability to build our brands' identities and possibly lead to confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered and common law trademarks or trademarks incorporating variations of the terms or designs of one or more of our trademarks and opposition filings made when we apply to register our trademarks.
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
In recent years, there has been significant litigation in the U.S. and abroad involving patents and other intellectual property rights. Companies providing web-based and cloud-based products are increasingly bringing, and becoming subject to, suits alleging infringement of proprietary rights, particularly patent rights. The possibility of intellectual property infringement claims also may increase to the extent we face heightened competition and become more visible. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property rights. In addition, our exposure to risks associated with the use of intellectual property may increase as a result of acquisitions we make or our use of software licensed from or hosted by third parties, as we have less visibility into the development process with respect to such technology or the care taken to safeguard against infringement risks. Third parties may make infringement and similar or related claims after we have acquired or licensed technology that had not been asserted prior to our acquisition or license. Many companies are devoting significant resources to obtaining patents that could affect many aspects of our business. This may prevent us from deterring patent infringement claims, and our competitors and others may now and in the future have larger and more mature patent portfolios than we have.

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
As a provider of web-based and cloud-based products, including as a registrar of domain names and related products, we may become aware of disputes over ownership or control of customer accounts, websites or domain names. We could face potential liability for our failure to renew a customer's domain. We could also face potential liability for our role in the wrongful transfer of control or ownership of accounts, websites or domain names. The safeguards and procedures we have adopted may not be successful in insulating us against liability from such claims in the future. Moreover, any future amendment to Section 230 of the CDA may increase our liability and could expose us to civil or criminal liability for the actions of our customers, if we do not effectively detect and mitigate these risks. In addition, we may face potential liability for other forms of account, website or domain name hijacking, including misappropriation by third parties of our customer accounts, websites or domain names and attempts by third parties to operate accounts, websites or domain names or to extort the customer whose accounts, websites or domain names were misappropriated. Furthermore, we are exposed to potential liability as a result of our domain privacy product, whereby the identity and contact details for the domain name registrant are masked. Although our terms of service reserve our right to take certain steps when domain name disputes arise related to our privacy product, including the removal of our privacy service, the safeguards we have in place may not be sufficient to avoid liability, which could increase our costs of doing business.
Occasionally, one of our customers may register a domain name identical, or similar, to a third party's trademark or the name of a living person. These occurrences have in the past and may in the future lead to our involvement in disputes over such domain names. Disputes involving registration or control of domain names are often resolved through the Uniform Domain Name Dispute Resolution Policy (UDRP), ICANN's administrative process for domain name dispute resolution, or less frequently through litigation under the ACPA, or under general theories of trademark infringement or dilution. The UDRP generally does not impose liability on registrars, and the ACPA provides that registrars may not be held liable for registration or maintenance of a domain name absent a showing of the registrar's bad faith intent to profit from the trademark at issue. However, we may face liability if we act in bad faith or fail to comply in a timely manner with procedural requirements under these rules, including forfeiture of domain names in connection with UDRP actions. In addition, domain name registration disputes and compliance with the procedures under the ACPA and UDRP typically require at least limited involvement by us and, therefore, increase our cost of doing business. The volume of domain name registration disputes may increase in the future as the overall number of registered domain names increases. Moreover, as the owner or acquiror of domain name portfolios containing domains we provide for resale, we may face liability if one or more domain names in our portfolios, or our resellers' portfolios, are alleged to violate another party's trademark. Although we screen the domain names we acquire to mitigate the risk of third-party infringement claims, we, or our resellers, may inadvertently register or acquire domains that infringe or allegedly infringe third-party rights. If intellectual property laws diverge internationally or are interpreted inconsistently by local courts, we may be required to devote additional time and resources to enhancing our screening program in international markets. For example, we are involved in a large number of claims in India involving the registration of domain names alleged to incorporate strings of text matching third party trademarks. While these claims are individually and collectively immaterial, they may require additional time and resources to resolve, and as we expand internationally, we face additional intellectual property claims. Moreover, advertisements displayed on websites associated with domains registered by us may contain allegedly infringing content placed by third parties. We may face liability and increased costs as a result of such third-party infringement claims.

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
Our business activities are subject to various restrictions under U.S. export controls and trade and economic sanctions laws, including the U.S. Commerce Department's Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department's Office of Foreign Assets Control (OFAC). These also include U.S., UK and E.U. financial and economic sanctions targeting Russia following its invasion of Ukraine. If we fail to comply with these laws and regulations, we could be subject to civil or criminal penalties and reputational harm. U.S. export control laws and economic sanctions laws also prohibit certain transactions with U.S. embargoed or sanctioned countries, governments, persons and entities.
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

Our payments related operations, including GoDaddy Payments, is subject to various laws, regulations, restrictions and risks. Our failure to comply with such rules, regulations, and restrictions regarding our payments business could materially harm our business.
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
Payment Card Networks. We partner with payment card networks including Visa, MasterCard and American Express to conduct our payment processing. These payment card networks have adopted rules and regulations that apply to all merchants who accept their payment cards including special operating rules that apply to GoDaddy Payments as a "payment facilitator" providing payment processing services to our Go Daddy Payments' customers. Each payment card network has discretion to interpret its own network operating rules and may make changes to such rules at any time. Changes to such rules could include increasing the cost of, imposing restrictions on, or otherwise impacting the development of, our GoDaddy Payments' retail point-of-sale solutions, which may negatively affect their deployment and adoption and could ultimately harm our business. In addition, these payment card networks may increase in the future, the interchange fees and assessments that they charge for each transaction that accesses their networks, and may impose special fees or assessments on any transactions that access their networks. Our payment card networks have the right to pass any increases in interchange fees and assessments on to us, which could increase our costs and thereby adversely affect our financial performance.
We may also be subject to fines assessed by the payment card networks resulting from any rule violations by us or our GoDaddy Payments' customers. For instance, we could be subject to penalties from payment card networks if we fail to detect that our GoDaddy Payments' customers are engaging in activities that are illegal, contrary to the payment card network operating rules, or considered "high risk." Any such penalties could become material and could result in termination of our ability to accept payment cards or could require changes in our process for registering new GoDaddy Payments' customers. Any such penalties or fines could materially and adversely affect our business.
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
GoDaddy Payments' risk management efforts may not be effective, and we could be exposed to substantial losses and liability which could substantially harm our business.
GoDaddy Payments offers payments and other products and services to our customers. We have programs to vet and monitor these customers and the transactions we process for them as part of our risk management efforts, but such programs require continuous improvement and may not be effective in detecting and preventing fraud and illegitimate transactions. When GoDaddy Payments' payments services are used to process illegitimate transactions, and we settle those funds to customers and are unable to recover them, we suffer losses and liability. As a greater number of sellers, including customers with larger sale volumes, use GoDaddy Payments' services, our exposure to material losses from a single seller, or from a small number of sellers, will increase.
In addition, customers could attempt to use our payments products and services for illegal activities or improper uses. While our terms of service prohibit the use of our products by our customers for illegal or improper activities and allow us to take appropriate actions in response to such activities, any use of our payments platform for illegal or improper activities or failure by us to detect or prevent illegal or improper activity by our customers may subject us to claims, individual and class action lawsuits, and government and regulatory requests, inquiries, or investigations that could result in liability, restrict our operations, impose additional restrictions or limitations on our business or require us to change our business practices, harm our reputation, increase our costs, and negatively impact our business.
Risks Related to Owning our Class A Common Stock
Our business could be negatively impacted by shareholder activism.
In recent years, shareholder activists have become involved in numerous public companies. Shareholder activists frequently propose to involve themselves in the governance, strategic direction and operations of companies. For example, Starboard Value L.P., an activist investor, has reported, as of November 2022, that it holds approximately 7.7% ownership interest in our outstanding common stock. Shareholder activists have also become increasingly concerned with companies' efforts regarding environmental, sustainability and governance standards. Responding to actions by activist shareholders, such as requests for special meetings, potential nominations of candidates for election to our board of directors, requests to pursue a strategic combination or other transaction, or other special requests may disrupt our business and divert the attention of management and employees. In addition, any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, be exploited by our competitors, cause concern to our current or potential customers and make it more difficult to attract and retain qualified personnel and business partners, any of which could negatively impact our business. Shareholder activism could result in substantial costs. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals of our business.
Our share price may be volatile, and you may be unable to sell your shares.
The trading price of our Class A common stock is likely to be highly volatile and these fluctuations could cause you to lose all or part of your investment in our common stock. Since shares of our Class A common stock were sold in our initial public offering in April 2015 at a price of $20.00 per share, the reported high and low sales prices of our Class A common stock have ranged from $21.04 to $93.75 per share through February 10, 2023. Factors that may cause the market price of our Class A common stock to fluctuate include:
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
At our 2022 annual meeting of stockholders, our stockholders approved certain amendments to our amended and restated certificate of incorporation, including the recommendation of our board of directors to eliminate its classified structure, elimination of the supermajority threshold required for stockholders to amend our amended and restated certificate of incorporation and our amended and restated bylaws and the elimination of any exceptions or special rules to Section 203 of the Delaware General Corporation Law (DGCL).
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
This choice of forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees and may discourage these types of lawsuits. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.
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
In the past, our board of directors has approved the repurchase of shares of our Class A common stock. In January 2022, our board of directors approved the repurchase of up to an additional $2,251.0 million of our Class A common stock. Such approval was in addition to the amount remaining available for repurchases under prior approvals of our board of directors, such that we have authority to repurchase up to $3,000.0 million of shares of our Class A common stock. Under this or any other future share repurchase programs, we may make share repurchases through a variety of methods, including open market share purchases, accelerated share repurchase programs, block transactions or privately negotiated transactions, in accordance with applicable federal securities laws. In February 2022, we entered into accelerated share repurchase agreements (ASRs) to repurchase shares of our Class A common stock in exchange for an up-front aggregate payment of $750.0 million. In addition to the ASRs, during the year ended December 31, 2022, we repurchased a total of 7,642 shares of our Class A common stock in the open market, which were retired upon repurchase, for an aggregate purchase price of $550.1 million. As of December 31, 2022, we had $1,699.9 million of remaining authorization available for repurchases. Future share repurchase programs may have no time limit, may not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
The impacts of the ongoing COVID-19 pandemic on the global economy and on our business continue to evolve. To protect the health and well-being of our employees, partners and third-party service providers, in 2020 we implemented a near company-wide work-from-home requirement for most employees, made substantial modifications to employee travel policies, and cancelled or shifted our conferences and other marketing events to virtual-only. In late 2021, we began reopening certain offices in accordance with guidance from governmental authorities and health experts. As of the date of this filing, we have invited most employees to return to our offices on a voluntary basis. We expect to continue to reopen other offices this year. Our employees remain highly productive. We expect to maintain and continue to improve our productivity and efficiency through the remote only work environment, and the hybrid in-person/remote work environment as our employees return to the office. However, we cannot predict how our employees or business will be impacted by the ongoing COVID-19 pandemic, and our ability to continue product development, marketing efforts, high-level customer service and account management with our customers, and how other aspects of our business could be impacted in the future.
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
General macro-economic conditions, such as a rise in interest rates, inflation in the cost of goods and services including labor, a recession or an economic slowdown in the U.S. or internationally, including as a result of continuing uncertainty from the COVID-19 pandemic or the Russia-Ukraine military conflict, could adversely affect demand for our products and make it difficult to accurately forecast and plan our future business activities. U.S. and global markets have recently been experiencing volatility and disruption due to interest rate and inflation increases as well as the continued escalation of geopolitical tensions. For example, inflation in the U.S. began to rise in the second half of 2021 and has remained at high levels through third quarter 2022. We are experiencing inflationary pressures in certain areas of our business, however we believe we have been able to slightly offset such pressures through our medium term contracts, hedging positions and a reduction in discretionary spending. Although our business has not yet been materially negatively impacted by such inflationary pressures, we cannot be certain that neither we nor our customers will be materially impacted by continued pressures. Additionally, on February 24, 2022, Russian troops engaged in a full-scale military invasion of Ukraine. Although the length and impact of the ongoing military conflict is highly unpredictable, it could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. This military conflict has led to sanctions and other penalties being levied by the U.S., E.U. and other countries against Russia, and other potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Although we have no employees or facilities in Russia or Ukraine, we do have a limited number of customers and contractors in these locations. As a result, a prolonged conflict could cause delays in future product launches if such contractors are unable to work and/or it becomes necessary to locate and train new contractors to support our products. In addition, we opted to shut down our GoDaddy website in Russia and have removed support for the Ruble. Our business has not been materially impacted to date by the ongoing military conflict and it is impossible to predict the extent to which our operations, or those of our customers and contractors, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act) and the listing standards of the New York Stock Exchange (NYSE). We expect the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources. In addition, complying with these rules and regulations may divert management's attention from other business concerns, which could adversely affect our business and operating results.
We are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm is required to audit such internal control. Although our management has determined, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of December 31, 2022, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future.
If we have a material weakness in our internal control over financial reporting in the future, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs or pay fines, or settlements or judgments, thereby causing investor perceptions to be adversely affected and potentially resulting in restatement of our financial statements for prior periods and a decline in the market price of our stock.
In addition, our current internal controls and any new controls we implement may become inadequate because of changes in conditions in our business or information technology systems or changes in the applicable laws, regulations and standards. We have also recently acquired, and may acquire in future, companies that were not previously subject to Sarbanes-Oxley Act regulations and accordingly were not required to establish and maintain an internal control infrastructure compliant with the Sarbanes-Oxley Act. Any failure to design or operate effective controls, any difficulties encountered in their implementation or improvement, or any failure to implement adequate internal controls for our acquired companies could (i) harm our operating results, (ii) cause us to fail to meet our reporting obligations, (iii) adversely affect the results of management evaluations and independent registered public accounting firm audits of our internal control over financial reporting, about which we are required to include in our periodic reports filed with the SEC, or (iv) cause investors to lose confidence in our reported financial and other information, any of which could have a negative effect on our stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE in the future.
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
Item 1B. Unresolved Staff Comments

None.
Item 2. Properties.
Our corporate headquarters, which we lease, is located in Tempe, Arizona. We own our offices in Hiawatha, Iowa, which consist of approximately 75,000 square feet used primarily for customer care and product development. We lease additional customer care centers and offices located throughout the U.S. as well as internationally, most significantly in Bulgaria, Germany, Romania, Serbia and the UK.
We provide our cloud-based products via a network of data centers including (i) an approximately 320,000 square foot data center we own and operate in Phoenix, Arizona; (ii) co-location data centers located throughout the U.S., most significantly in Virginia; and (iii) co-location international data centers, most significantly in France, Germany, the Netherlands and Singapore. Our data center leases expire on various dates through 2033.
We believe our existing facilities are sufficient for our current needs. Although we have recently closed or consolidated certain of our facilities, in the future, we may need to add new facilities or expand our existing facilities to meet our evolving business needs.
Item 3. Legal Proceedings
On June 7, 2022, IBEW Local Union 481 Defined Contribution Plan and Trust, a purported shareholder (the Plaintiff), filed a shareholder derivative complaint in the Delaware Court of Chancery against certain current and former officers and directors of the company and the company as a nominal defendant. The complaint asserts claims of breach of fiduciary duty and corporate waste relating to the approval of the TRA Settlement Agreements (defined above) described in the section titled "Risk Factors" above. The complaint seeks awards of monetary damages and restitution from the defendants on behalf of the company, an order directing the company to implement changes to its corporate governance and internal procedures, and an award of attorneys’ fees and costs. Plaintiff filed an amended complaint in lieu of opposing the company's initial motion on November 4, 2022. The company filed a motion to dismiss the amended complaint on January 6, 2023; briefing will be complete on April 27, 2023. A hearing on the company's motion is scheduled for May 24, 2023.
Other information regarding our legal proceedings required by this item is provided in Note 13 to our financial statements and is incorporated herein by reference.
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
The following graph compares, for the five year period ending December 31, 2022, the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the Standard & Poor's 500 Index (S&P 500) and the NASDAQ Internet Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index. The returns shown are based on historical results and are not intended to suggest future performance. See the disclosures in Part I, Item 1A. "Risk Factors."
Holders of Record
As of December 31, 2022, there were 9 holders of record of our Class A common stock, although we believe there are a significantly larger number of beneficial owners because many shares are held by brokers and other institutions on behalf of stockholders.
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
Share Repurchases
Our board of directors has authorized the share repurchase programs described in Note 5 to our financial statements. Share repurchase activity during the three months ended December 31, 2022 pursuant to our share repurchase programs was as follows:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs (in millions)
October 1 - October 31	707	$75.86	707
November 1 - November 30	1,379	$71.29	1,379
December 1 - December 31	701	$74.45	701
Total	2,787		2,787	$1,699.9
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
This section generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussion of 2020 items and comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K for the year ended December 31, 2021.
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

Financial Highlights
Below are key consolidated financial highlights for 2022, with comparisons to 2021.
•Total revenue of $4,091.3 million, an increase of 7.2%, or approximately 8.4% on a constant currency basis(1).
•International revenue of $1,334 million, an increase of 5.0%, or approximately 8.4% on a constant currency basis(1).
•Total bookings of $4,413.8 million, an increase of 4.3%, or approximately 6.0% on a constant currency basis(1).
•Operating income of $498.8 million, an increase of 30.5%.
•Net income of $352.9 million, an increase of 45.3%.
•Normalized EBITDA(2) of $1,013.0 million, an increase of 16.1%.
•Net cash provided by operating activities of $979.7 million, an increase of 18.1%.
(1) Discussion of constant currency is set forth in "Quantitative and Qualitative Disclosures about Market Risk."
(2) A reconciliation of Normalized EBITDA to net income, its most directly comparable GAAP financial measure, is set forth in "Reconciliation of Normalized EBITDA" below.
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
Our Financial Model
We have developed a stable and predictable business model driven by efficient customer acquisition, high customer retention rates and increasing lifetime spend. We have broadened our business model over the past several years to encompass a meaningful set of transactional relationships with our customers in areas such as aftermarket, commerce and payments and reseller agreements where one account may give us access to many users. We have also observed an increase in users that have converted from owning paid to free subscriptions during this time, coinciding with our experimentation with freemium services as our customers engage in more varied types of business with us. This has changed the way in which we interact with and target our customers, and, as such, in 2022 we reevaluated our definition of a customer based on our current business model. Under this new definition, we include all customer accounts with paid transactions in the trailing twelve months or with paid subscriptions as of the end of a period, but exclude customer accounts that have active free versions of our products but have not paid us in the trailing twelve months or do not have any paid subscriptions as of the end of the period. As a result of this reevaluation, we revised both our customer and related ARPU disclosures to retrospectively present total customers and ARPU under our updated customer definition, as shown in the table below:

	Year Ended December 31,
	2021	2020
Total customers at period end (in thousands):
Previous definition	21,233	20,646
New definition	20,704	20,148
Average revenue per user:
Previous definition	$182	$166
New definition	$187	$170
We grew our total customers from 18.8 million as of December 31, 2019 to 20.9 million as of December 31, 2022, through a combination of our industry leading products built on a cloud platform, brand advertising, direct marketing efforts, customer referrals, world-class customer care and acquisitions. In each of the five years ended December 31, 2022, our customer retention rate exceeded 85%, and in 2022, our retention rate for customers who had been with us for over three years was approximately 93%. We believe the breadth and depth of our product offerings and the high quality and responsiveness of our customer care team build strong relationships with our customers and are key to our high level of customer retention.
We generate bookings and revenue from sales of product subscriptions. We offer our subscriptions on a variety of terms, which average approximately one year, but can range from monthly to multi-annual terms of up to ten years depending on the product. We monitor total bookings as we typically collect payment at the time of sale and generally recognize revenue ratably over the term of our customer contracts. Accordingly, we believe total bookings is an indicator of the expected growth in our revenue and is a supplemental measure of the operating performance of our business.
Applications and Commerce. We generated 31.3% of our 2022 total revenue from the sale of A&C products. A&C revenue primarily consists of revenue from sales of products containing proprietary software such as Websites + Marketing and Managed WordPress and commerce products such as payment processing fees and point-of-sale (POS) hardware as well as sales of third-party email and productivity solutions such as Microsoft Office 365. Total revenue from A&C products grew at a compound annual growth rate (CAGR) of 11.4% over the three years ended December 31, 2022.
Core Platform. We generated 68.7% of our 2022 total revenue from our Core platform. Core revenue primarily consists of revenue from sales of domain registrations and renewals, aftermarket domain sales, website hosting products and website security products when not included in bundled offerings of our proprietary software products. Total revenue from Core Platform products grew at a compound annual growth rate (CAGR) of 5.6% over the three years ended December 31, 2022.
Revenue derived from both of our product categories has increased in each of the last three years, with many of our non-domains products growing faster in recent periods.
In each of the five years ended December 31, 2022, greater than 85% of our total revenue was generated by customers who were also customers in the prior year. To track our growth and the stability of our customer base, we monitor, among other things, revenue and retention rates generated by our annual customer cohorts over time, as well as corresponding marketing and advertising spend. We define an annual customer cohort to include each customer who first became a customer during a calendar year. For example, in 2016, we acquired approximately 3 million gross customers, who we collectively refer to as our 2016 cohort, and spent $229 million in marketing and advertising expenses. By the end of 2022, the 2016 cohort had generated an aggregate of approximately $1.6 billion of total bookings and we expect this cohort will continue to generate bookings and revenue in the future. For the five years ended December 31, 2022, the average annual revenue retention rate of the 2016 cohort was more than 98%, which is calculated by averaging the ratio of the cohort's annual revenue for each of the five years to its annual revenue for each respective preceding year. We selected the 2016 cohort as an example for this analysis, which we believe helps to illustrate the long-term value of our customers.

Results of Operations
The following table sets forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2022		2021		2020
	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue
Revenue:
A&C	$1,279.7	31.3%	$1,128.3	29.6%	$926.1	27.9%
Core	2,811.6	68.7%	2,687.4	70.4%	2,390.6	72.1%
Total revenue	4,091.3	100.0%	3,815.7	100.0%	3,316.7	100.0%
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	1,484.5	36.3%	1,372.2	36.0%	1,158.6	34.9%
Technology and development	794.0	19.4%	706.3	18.5%	560.4	16.9%
Marketing and advertising	412.3	10.1%	503.9	13.2%	438.5	13.2%
Customer care	305.9	7.5%	306.1	8.0%	316.9	9.6%
General and administrative	385.5	9.4%	345.8	9.1%	323.8	9.8%
Restructuring and other	15.7	0.4%	(0.3)	—%	43.6	1.3%
Depreciation and amortization	194.6	4.7%	199.6	5.2%	202.7	6.1%
Total costs and operating expenses	3,592.5	87.8%	3,433.6	90.0%	3,044.5	91.8%
Operating income	498.8	12.2%	382.1	10.0%	272.2	8.2%
Interest expense	(146.3)	(3.6)%	(126.0)	(3.3)%	(91.3)	(2.8)%
Loss on debt extinguishment	(3.6)	(0.1)%	—	—%	—	—%
Tax receivable agreements liability adjustment	—	—%	—	—%	(674.7)	(20.3)%
Other income (expense), net	7.6	0.2%	(2.5)	(0.1)%	(1.6)	—%
Income (loss) before income taxes	356.5	8.7%	253.6	6.6%	(495.4)	(14.9)%
Benefit (provision) for income taxes	(3.6)	(0.1)%	(10.8)	(0.3)%	1.3	—%
Net income (loss)	352.9	8.6%	242.8	6.3%	(494.1)	(14.9)%
Less: net income attributable to non-controlling interests	0.7	—%	0.5	—%	1.0	—%
Net income (loss) attributable to GoDaddy Inc.	$352.2	8.6%	$242.3	6.3%	$(495.1)	(14.9)%
Non-GAAP Financial Measure and Other Operating Metrics
In addition to our results determined in accordance with GAAP, we believe the following non-GAAP financial measure and other operating metrics are useful as supplements in evaluating our ongoing operational performance and help provide an enhanced understanding of our business:

	Year Ended December 31,
	2022	2021	2020
Normalized EBITDA	$1,013.0	$872.2	$722.2
Annualized recurring revenue	$3,570.1	$3,433.7	$3,136.8
Total bookings	$4,413.8	$4,231.7	$3,775.5
Total customers at period end (in thousands)	20,897	20,704	20,148
Average revenue per user	$197	$187	$170

Normalized EBITDA (NEBITDA). NEBITDA is a supplemental measure of our operating performance used by management and investors to evaluate our business. We calculate NEBITDA as net income excluding depreciation and amortization, interest expense (net), provision or benefit for income taxes, equity-based compensation expense, acquisition-related costs, restructuring-related expenses and certain other items. We believe that the inclusion or exclusion of certain recurring and non-recurring items provides a supplementary measure of our core operating results and permits useful alternative period-over-period comparisons of our operations but should not be viewed as a substitute for comparable GAAP measures.
Annualized recurring revenue (ARR). ARR is an operating metric defined as quarterly recurring revenue (QRR) multiplied by four. QRR represents the quarterly recurring GAAP revenue, net of refunds, from new and renewed subscription-based services. ARR is exclusive of any revenue that is non-recurring, including, without limitation, domain aftermarket, domain transfers, one-time set-up or migration fees and non-recurring professional website services fees. We believe ARR helps illustrate the scale of certain of our products and facilitates comparisons to other companies in our industry.
Total bookings. Total bookings is an operating metric representing the total value of customer contracts entered into during the period, excluding refunds. We believe total bookings provides additional insight into the performance of our business and the effectiveness of our marketing efforts since we typically collect payment at the inception of a customer contract but recognize revenue ratably over the term of the contract.
Total customers. We define a customer as an individual or entity with paid transactions in the trailing twelve months or with paid subscriptions as of the end of the period. A single user may be counted as a customer more than once if they maintain paid subscriptions or transactions in multiple accounts. Total customers is one way we measure the scale of our business and is an important part of our ability to increase our revenue base.
Average revenue per user. We calculate ARPU as total revenue during the preceding 12 month period divided by the average of the number of total customers at the beginning and end of the period. ARPU provides insight into our ability to sell additional products to customers, though the impact to date has been muted due to our continued growth in total customers.
Reconciliation of NEBITDA
The following table reconciles NEBITDA to net income, its most directly comparable GAAP financial measure:

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$352.9	$242.8	$(494.1)
Depreciation and amortization	194.6	199.6	202.7
Equity-based compensation	264.4	207.9	191.5
Interest expense, net	135.0	124.9	86.9
Tax receivable agreements liability adjustment	—	—	674.7
Acquisition-related expenses	35.1	78.2	25.0
Restructuring and other(1)	27.4	8.0	36.8
Provision (benefit) for income taxes	3.6	10.8	(1.3)
NEBITDA	$1,013.0	$872.2	$722.2
_________________________________
(1)Includes lease-related expenses associated with closed facilities, charges related to certain legal matters, and expenses incurred in relation to the refinancing of our long-term debt.
Year-Over-Year Comparison
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
The following table presents our revenue for the periods indicated:

	Year Ended December 31,			2022 to 2021		2021 to 2020
	2022	2021	2020	$ change	% change	$ change	% change
Applications & commerce	$1,279.7	$1,128.3	$926.1	$151.4	13%	$202.2	22%
Core platform	$2,811.6	$2,687.4	$2,390.6	$124.2	5%	$296.8	12%
Total revenue	$4,091.3	$3,815.7	$3,316.7	$275.6	7%	$499.0	15%
2022 compared to 2021
Total revenue increased 7.2%, due to the increases in our A&C and Core revenues, as described below:
A&C. The 13.4% increase in A&C revenue was primarily driven by: (i) 13.1% growth in revenue related to our productivity applications, most notably our email solutions; (ii) 8.7% growth in revenues due to increased customer adoption of our subscription-based products designed to establish and grow online presence, such as Websites + Marketing and Managed WordPress hosting; and (iii) 103.2% growth in commerce-related revenue primarily associated with our acquisition of Poynt Co. (now known as GoDaddy Payments).
Core. The 4.6% increase in Core revenue was primarily driven by: (i) 8.5% growth in domain-related revenues as a result of our continued enhancement of online presence and offerings and the continued growth of our registry business; (ii) a 5.8% growth in aftermarket revenues due to our continued innovation in auction technologies as well as contributions from our Dan.com acquisition; and (iii) 4.0% growth in our security and SSL product offerings resulting from higher customer renewals year over year, specifically with respect to Website Security. Partially offsetting these increases was a 5.9% decrease in hosting revenues, which was primarily due to end-of-life migrations from certain products and lower demand for these products amid the uncertain macroeconomic environment.
2021 compared to 2020
Total revenue increased 15.0% due to the increases in our A&C and Core revenues, as described below:
A&C. The 21.8% increase in A&C revenue was primarily driven by: (i) 15.5% growth in revenue related to our productivity applications, most notably our email solutions; (ii) 29.2% growth in revenues due to increased customer adoption of our subscription-based products designed to establish and grow online presence; and (iii) new commerce-related revenue primarily associated with our acquisition of Poynt Co in 2021.
Core. The 12.4% increase in Core revenue was primarily driven by: (i) 9.8% growth in domain-related revenues as a result of a 1.7 million increase in domains under management and the continued growth of our registry business; (ii) 69.2% growth in aftermarket revenues due to continued innovation in our auction technologies; and (iii) 7.9% growth in our security and SSL product offerings resulting from increased customer adoption and higher customer renewals year over year. Partially offsetting these increases was a 33.6% decrease in certain higher-priced subscriptions, specifically GoDaddy Social, due to lower demand for such products.
Bookings
The following table presents our total bookings for the periods indicated:

	Year Ended December 31,			2022 to 2021		2021 to 2020
	2022	2021	2020	$ change	% change	$ change	% change
Total bookings	$4,413.8	$4,231.7	$3,775.5	$182.1	4%	$456.2	12%

The 4.3% increase in total bookings was primarily driven by increased aftermarket domain sales, broadened customer adoption of our productivity solutions and our Websites + Marketing and Managed WordPress products as well as an increase in ARPU due to a higher product attach rate and contributions from recent acquisitions, partially offset by approximately 170 basis points due to adverse movements in foreign currency exchange rates due to the strength of the U.S. dollar. In addition to the currency headwinds, our bookings growth rate was also impacted by uneven demand patterns related to inflation and continued economic uncertainty.
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

	Year Ended December 31,			2022 to 2021		2021 to 2020
	2022	2021	2020	$ change	% change	$ change	% change
Cost of revenue	$1,484.5	$1,372.2	$1,158.6	$112.3	8%	$213.6	18%
The 8.2% increase in cost of revenue was primarily attributable to (i) higher domain costs, which were driven by increased aftermarket domain sales, cost increases implemented by various TLD registries and costs associated with our growing registry business, (ii) increased software licensing fees resulting from higher sales of productivity solutions and (iii) increased costs associated with the growth of our payment processing business.
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

	Year Ended December 31,			2022 to 2021		2021 to 2020
	2022	2021	2020	$ change	% change	$ change	% change
Technology and development	$794.0	$706.3	$560.4	$87.7	12%	$145.9	26%
The 12.4% increase in technology and development expenses was primarily due to (i) increased personnel costs driven by higher average headcount associated with our continued investment in product development and (ii) increased technology costs associated with the growth of our business, advancement of our commerce and innovation strategies and our migration to a cloud-based infrastructure. The increase was partially offset by a $27.0 million decrease in compensation expense related to prior acquisitions, primarily Poynt.

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

	Year Ended December 31,			2022 to 2021		2021 to 2020
	2022	2021	2020	$ change	% change	$ change	% change
Marketing and advertising	$412.3	$503.9	$438.5	$(91.6)	(18)%	$65.4	15%
The 18.2% decrease in marketing and advertising expenses were primarily attributable to a lower level of discretionary spending in 2022 as compared to the significant additional marketing investments we made in 2021 to drive growth during a period of high demand.
Customer care
Customer care expenses represent the costs to guide and service our customers, primarily consisting of personnel costs. We expect customer care expenses to fluctuate depending on the level of personnel required to support our business.

	Year Ended December 31,			2022 to 2021		2021 to 2020
	2022	2021	2020	$ change	% change	$ change	% change
Customer care	$305.9	$306.1	$316.9	$(0.2)	0%	$(10.8)	(3)%
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

	Year Ended December 31,			2022 to 2021		2021 to 2020
	2022	2021	2020	$ change	% change	$ change	% change
General and administrative	$385.5	$345.8	$323.8	$39.7	11%	$22.0	7%
The 11.5% increase in general and administrative expenses was primarily due to (i) increased personnel costs driven by higher average headcount and the reversal of equity-based compensation expense in 2021 due to the forfeiture of unvested awards related to certain executive departures; (ii) increased legal and professional fees; and (iii) the reversal of an indirect tax reserve as a result of a settlement agreement in 2021. These increases were partially offset by lower acquisition related expenses and office rent expense.
Restructuring and other

	Year Ended December 31,			2022 to 2021		2021 to 2020
	2022	2021	2020	$ change	% change	$ change	% change
Restructuring and other	$15.7	$(0.3)	$43.6	$16.0	(5333)%	$(43.9)	(101)%
Restructuring and other of $15.7 million during 2022 primarily includes the impairment and loss on disposition of certain assets.
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

	Year Ended December 31,			2022 to 2021		2021 to 2020
	2022	2021	2020	$ change	% change	$ change	% change
Depreciation and amortization	$194.6	$199.6	$202.7	$(5.0)	(3)%	$(3.1)	(2)%
There were no material changes in depreciation and amortization.
Interest expense

	Year Ended December 31,			2022 to 2021		2021 to 2020
	2022	2021	2020	$ change	% change	$ change	% change
Interest expense	$146.3	$126.0	$91.3	$20.3	16%	$34.7	38%
The 16.1% increase in interest expense was primarily driven by the higher effective interest rates on our variable-rate debt in 2022, as further discussed in Note 10 to our financial statements.
Loss on debt extinguishment
In 2022, we recognized a loss on debt extinguishment of $3.6 million, primarily related to the refinancing of the 2029 Term Loans. See Note 10 to our financial statements for additional discussion.
Segment Results of Operations
Our two operating segments, A&C and Core, reflect the way we manage and evaluate the performance of our business. Our chief operating decision maker evaluates segment performance based upon several factors, of which the primary financial measures are revenue and Segment EBITDA. See Note 18 to our financial statements for a reconciliation of Segment EBITDA to net income, its most directly comparable GAAP financial measure.
Applications & Commerce
The following table presents the results for our A&C segment for the periods indicated:

	Year Ended December 31,			2022 to 2021		2021 to 2020
	2022	2021	2020	$ change	% change	$ change	% change
Revenue	$1,279.7	$1,128.3	$926.1	$151.4	13%	$202.2	22%
Segment EBITDA	$522.8	$447.7	$349.7	$75.1	17%	$98.0	28%
2022 compared to 2021
The 13.4% increase in A&C revenue was primarily driven by: (i) 13.1% growth in revenue related to our productivity applications, most notably our email solutions; (ii) 8.7% growth in revenues due to increased customer adoption of our subscription-based products designed to establish and grow online presence, such as Websites + Marketing and Managed WordPress hosting; and (iii) 103.2% growth in commerce-related revenue primarily associated with our acquisition of Poynt Co. (now known as GoDaddy Payments).
The 16.8% increase in A&C Segment EBITDA for the year ended December 31, 2022 primarily resulted from the revenue increases noted above, in conjunction with lower discretionary marketing spend in 2022. These increases were partially offset by higher personnel costs resulting from headcount additions made to support the continued development of our A&C products.

2021 compared to 2020
The 21.8% increase in A&C revenue was primarily driven by: (i) 15.5% growth in revenue related to our productivity applications, most notably our email solutions; and (ii) 29.2% growth in revenues due to increased customer adoption of our subscription-based products designed to establish and grow online presence; and (iii) new commerce-related revenue associated with our acquisition of Poynt Co in 2021.
The 28.0% increase in A&C Segment EBITDA for the year ended December 31, 2021 primarily resulted from the revenue increases noted above, partially offset by higher personnel costs resulting from headcount additions made to support the continued development of our A&C products as well as increased discretionary marketing spending associated with investments made to drive additional growth.
Core Platform
The following table presents the results for our Core segment for the periods indicated:

	Year Ended December 31,			2022 to 2021		2021 to 2020
	2022	2021	2020	$ change	% change	$ change	% change
Revenue	$2,811.6	$2,687.4	$2,390.6	$124.2	5%	$296.8	12%
Segment EBITDA	$783.7	$679.7	$628.2	$104.0	15%	$51.5	8%
2022 compared to 2021
The 4.6% increase in Core revenue was primarily driven by: (i) 8.5% growth in domain-related revenues as a result of our continued enhancement of online presence and offerings and the continued growth of our registry business; (ii) 5.8% growth in aftermarket revenues due to our continued innovation in auction technologies as well as contributions from our Dan.com acquisition; and (iii) 4.0% growth in our security and SSL product offerings resulting from higher customer renewals year over year, specifically with respect to Website Security. Partially offsetting these increases was a 5.9% decrease in hosting revenues, which was primarily due to end-of-life migrations from certain products and lower demand for these products amid the uncertain macroeconomic environment.
The 15.3% increase in Core Segment EBITDA for the year ended December 31, 2022 primarily resulted from the revenue increases noted above, in conjunction with lower discretionary marketing spend in 2022. These increases were partially offset by higher third-party commissions associated with the increased aftermarket domain sales as well as cost increases implemented by various TLD registries.
2021 compared to 2020
The 12.4% increase in Core revenue was primarily driven by: (i) 9.8% growth in domain-related revenues as a result of a 1.7 million increase in domains under management and the continued growth of our registry business; (ii) 69.2% growth in aftermarket revenues due to continued innovation in our auction technologies; and (iii) 7.9% growth in our security and SSL product offerings resulting from increased customer adoption and higher customer renewals year over year. Partially offsetting these increases was a 33.6% decrease in certain higher-priced subscriptions, specifically GoDaddy Social, due to lower demand for such products.
The 8.2% increase in Core Segment EBITDA for the year ended December 31, 2021 primarily resulted from the revenue increases noted above, partially offset by increased discretionary marketing spend in 2021 and higher third-party commissions associated with the increased aftermarket domain sales.

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
Credit Facility and Senior Notes
Our long-term debt obligations consist of our Credit Facility, which includes our secured credit agreement and a revolving credit facility (the Revolver), and the senior notes. In November 2022, we amended our Credit Facility to provide for a new $1.8 billion tranche of term loans maturing in 2029, the proceeds of which were used to refinance all of the outstanding previously-issued term loans maturing in 2024. In addition, we increased the borrowing capacity under our revolving credit facility from $600.0 million to $1.0 billion and extended its maturity to November 2027. Estimated future interest payments associated with our long-term debt totaled $1,455.3 million as of December 31, 2022, with $241.6 million payable within 12 months. See Note 10 to our financial statements for additional information regarding our long-term debt.
Our long-term debt agreements contain covenants restricting, among other things, our ability, or the ability of our subsidiaries, to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes including mergers and consolidations, sell assets, make restricted payments including dividends, distributions and investments, prepay junior indebtedness and engage in operations other than in connection with acting as a holding company, subject to customary exceptions. As of December 31, 2022, we were in compliance with all such covenants and had no amounts drawn on our Revolver.
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
Share Repurchases
As discussed in Note 5 to our financial statements, in January 2022, our board of directors approved the repurchase of up to an additional $2,251.0 million of our Class A common stock. Such approval was in addition to the amount remaining available for repurchases under prior approvals of our board of directors, such that we have authority to repurchase up to $3,000.0 million of shares of our Class A common stock.
Under this authority, in February 2022, we entered into a ASRs to repurchase shares of our Class A common stock in exchange for an up-front aggregate payment of $750.0 million. We completed the ASRs in May 2022, repurchasing a total of 9,202 shares of our Class A common stock at an average price of $81.50 per share under these arrangements.
In addition to the ASRs discussed above, during the year ended December 31, 2022, we also repurchased a total of 7,642 shares of our Class A common stock in the open market for an aggregate purchase price of $550.1 million.
As of December 31, 2022, we had $1,699.9 million of remaining authorization available for repurchases.
Acquisitions
In July 2022, we completed an acquisition for $69.6 million in net cash consideration. See Note 3 to our financial statements for a discussion of this acquisition.
Restructuring
As discussed in Note 20 to our financial statements, on February 8, 2023, the audit and finance committee of our board of directors authorized a restructuring plan to reduce future operating expenses and improve cash flows through a combination of a reduction in force and a rationalization of our portfolio. As part of this plan, we announced a reduction in our current workforce of approximately 550 employees, representing approximately 8% of our total employees.
We estimate we will incur approximately $55.0 million to $65.0 million of pre-tax restructuring and exit related charges, of which $30.0 million to $40.0 million represents future cash expenditures for the payment of severance and related benefit costs.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Net cash provided by operating activities	$979.7	$829.3	$764.6
Net cash used in investing activities	(132.0)	(635.6)	(482.3)
Net cash provided by (used in) financing activities	(1,326.7)	298.1	(581.7)
Effect of exchange rate changes on cash and cash equivalents	(2.7)	(1.3)	1.8
Net increase (decrease) in cash and cash equivalents	$(481.7)	$490.5	$(297.6)
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
Net cash provided by operating activities increased $150.4 million from $829.3 million in 2021 to $979.7 million in 2022, primarily driven by the growth in total bookings as well as lower acquisition-related payments and discretionary marketing spending. These increases were partially offset by higher personnel costs to support our growth, increased domain costs and higher software licensing fees related to increased sales of third-party productivity solutions.

Investing Activities
Our investing activities generally consist of strategic acquisitions and purchases of property and equipment to support the overall growth of our business. We expect our investing cash flows to be affected by the timing of payments we make for capital expenditures, strategic acquisitions or other growth opportunities we decide to pursue.
Net cash used in investing activities decreased $503.6 million from $635.6 million in 2021 to $132.0 million in 2022, primarily due to a $295.2 million decrease in spending for business acquisitions and a $201.7 million decrease in purchases of intangible assets.
Financing Activities
Our financing activities generally consist of long-term debt borrowings, the repayment of principal on long-term debt, stock option exercise proceeds and share repurchases.
Net cash from financing activities decreased $1,624.8 million from $298.1 million provided in 2021 to $1,326.7 million used in 2022, primarily due to $800.0 million in proceeds received from the issuance of the 2029 Senior Notes in 2021 as well as a $768.6 million increase in share repurchases.
Deferred Revenue
See Note 8 to our financial statements for details regarding the expected future recognition of deferred revenue.
Off-Balance Sheet Arrangements
As of December 31, 2022 and 2021, we had no off-balance sheet arrangements that had, or which are reasonably likely to have, a material effect on our financial statements.
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
We generally sell our products with a right of return, which we account for as variable consideration when estimating the amount of revenue to recognize. Refunds are estimated at contract inception using the expected value method based on historical refund experience and updated each reporting period as additional information becomes available. Our annual refund rate has declined from 6.5% of total bookings in 2020 to 4.7% in 2022.
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
Acquisitions
We determine whether substantially all of the fair value of assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the single asset or group of assets, as applicable, is accounted for as an asset acquisition. If the threshold is not met, further assessment is undertaken to ascertain whether the acquisition meets the definition of a business.
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
We perform our impairment assessment based on qualitative analysis, which includes considering various factors including macroeconomic conditions, industry and market conditions and our historical and projected operating results. If, based on our qualitative analysis, we were to determine it is more-likely-than-not the fair value of either of our reporting units is less than its carrying amount, a quantitative impairment test would be performed to determine if an impairment loss should be recorded.

Our qualitative analyses during 2022, 2021 and 2020 did not indicate any impairment. As of December 31, 2022, we believe such assets are recoverable; however, there can be no assurance these assets will not be impaired in future periods. Any future impairment charges could adversely impact our results of operations.
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
See Notes 2 and 16 to our financial statements for additional information regarding income taxes and the considerations that could lead to a release of substantially all of the valuation allowance against our DTAs.
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
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts may fail to meet their contractual obligations. To mitigate such counterparty credit risk, we enter into contracts only with carefully selected financial institutions based upon ongoing evaluations of their creditworthiness. As a result, we do not believe we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of December 31, 2022.
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
Foreign Exchange Forward Contracts
A portion of our bookings, revenue and operating expenses is denominated in foreign currencies, which are subject to exchange rate fluctuations. Our most significant foreign currency exposures are the British pound, the Euro and the Canadian dollar. Our reported bookings, revenues and operating results may be impacted by fluctuations in foreign currency exchange rates. Fluctuations in exchange rates may also cause us to recognize transaction gains and losses in our statements of operations; however, such amounts were not material during the current period. As our international operations continue to grow, our exposure to fluctuations in exchange rates will increase, which may increase the costs associated with this growth. During 2022, our total bookings growth in constant currency would have been approximately 170 basis points higher and our total revenue growth would have been approximately 120 basis points higher. Constant currency is calculated by translating bookings and revenue for each month in the current period using the foreign currency exchange rates for the corresponding month in the prior period, excluding any hedging gains or losses realized during the period. We believe constant currency information is useful in analyzing underlying trends in our business by eliminating the impact of fluctuations in foreign currency exchange rates and allows for period-to-period comparisons of our performance.
From time-to-time, we may utilize foreign exchange forward contracts to manage the volatility of our bookings and revenue related to foreign currency transactions. These forward contracts reduce, but do not eliminate, the impact of adverse currency exchange rate fluctuations. We generally designate these forward contracts as cash flow hedges for accounting purposes. Changes in the intrinsic value of designated hedges are recorded as a component of accumulated other comprehensive income (loss) (AOCI). Gains and losses, once realized, are recorded as a component of AOCI and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. At December 31, 2022, the realized and unrealized gains included in AOCI were $15.6 million and $7.3 million, respectively.

Cross-Currency Swap Contract
In order to manage variability due to movements in foreign currency exchange rates related to a Euro-denominated intercompany loan, we entered into five-year cross-currency swaps in April 2017. In March 2022, we entered into a transaction to extend the maturity of these swaps to August 31, 2027, as described in Note 11 to our financial statements. The cross-currency swaps had an aggregate amortizing notional amount of €1,171.8 million at December 31, 2022 (approximately $1,254.3 million).
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
Interest Rate Risk
Interest rate risk reflects our exposure to movements in interest rates associated with our variable-rate debt. See Note 10 to our financial statements for additional information regarding our long-term debt.
Total borrowings under our 2027 Term Loans were $731.3 million as of December 31, 2022. These borrowings bear interest at a rate equal to, at our option, either (a) LIBOR plus 2.00% per annum or (b) 1.0% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%.
Total borrowings under our 2029 Term Loans were $1,770.0 million as of December 31, 2022. These borrowings bear interest at a rate equal to, at our option, either (a) Secured Overnight Financing Rate (SOFR) for an interest period of one month plus an initial margin of 3.25% per annum or (b) an initial margin of 2.25% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) SOFR for an interest period of one month plus 1.0%.
All LIBOR- and SOFR-based interest rates under the Credit Facility are subject to a 0.0% floor.
In April 2017, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement to effectively convert a portion of the variable-rate borrowings under the 2029 Term Loans to a fixed rate. Prior to this arrangement's contractual maturity date of April 3, 2022, in March 2022, we entered into a transaction to extend the maturity of these swaps to August 31, 2027, as described in Note 11 to our financial statements. In addition, in conjunction with the refinancing of a portion of our debt in November 2022, the hedged debt index of the swaps was changed from LIBOR to SOFR. The 2022 Interest Rate Swaps, which had a notional amount of $1,249.2 million as of December 31, 2022, serve to convert a portion of the variable-rate borrowings under the 2029 Term Loans to a fixed rate of 4.81%.
In August 2020, we entered into seven-year pay-fixed rate, receive-floating rate interest rate swap arrangements to effectively convert the variable one-month LIBOR interest rate on the 2027 Term Loans borrowings to a fixed rate of 0.705%. These interest rate swaps, which mature on August 10, 2027, had an aggregate notional amount of $731.3 million at December 31, 2022.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of GoDaddy Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of GoDaddy Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition
Description of the Matter
As more fully described in Note 2 to the consolidated financial statements, the Company derives its revenue primarily from subscription fees for domain registrations, website hosting, website security, and applications and commerce products, which it generally recognizes ratably over the related contractual terms. The majority of the Company's revenue recognition process involves the use of several systems responsible for the processing and recording of transactions originating from the Company's ecommerce websites based on the calculation of revenue in accordance with the Company's accounting policies. The processing and recognition of revenue are highly automated and involve capturing and processing significant volumes of data.
Auditing the Company's accounting for revenue from contracts with customers was challenging and complex due to the high volume of transactions and the dependency on the design and operation of multiple systems, some of which are custom-made for the Company's business.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company's accounting for revenue recognition. With the assistance of information technology professionals, we tested controls over the initiation and billing of subscriptions and the Company's cash to billings reconciliation process. We also tested controls related to the interfaces between the provisioning, billing, and accounting systems.
Our audit procedures included, among others, testing the completeness and accuracy of the underlying data within the Company's billing systems, performing data analytics to evaluate the completeness and accuracy of recorded revenue and deferred revenue amounts, testing samples of sales transactions to third-party documentation, and reviewing the Company's cash to billings reconciliations. We also evaluated the Company's disclosures included in Note 2 to the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2004.

Phoenix, Arizona
February 16, 2023

GoDaddy Inc.
Consolidated Balance Sheets
(In millions, except shares in thousands and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$774.0	$1,255.7
Accounts and other receivables	60.1	63.6
Registry deposits	41.0	40.9
Prepaid domain name registry fees	435.7	419.7
Prepaid expenses and other current assets	271.8	109.9
Total current assets	1,582.6	1,889.8
Property and equipment, net	225.6	220.0
Operating lease assets	84.1	109.2
Prepaid domain name registry fees, net of current portion	197.1	181.4
Goodwill	3,536.9	3,540.8
Intangible assets, net	1,252.2	1,384.7
Other assets	95.0	91.2
Total assets	$6,973.5	$7,417.1
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$130.9	$85.2
Accrued expenses and other current liabilities	356.7	437.3
Deferred revenue	1,954.0	1,890.1
Long-term debt	18.2	24.1
Total current liabilities	2,459.8	2,436.7
Deferred revenue, net of current portion	770.3	743.3
Long-term debt, net of current portion	3,812.9	3,858.2
Operating lease liabilities, net of current portion	116.5	142.7
Other long-term liabilities	87.1	77.7
Deferred tax liabilities	56.2	75.3
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.001 par value - 50,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value - 1,000,000 shares authorized; 153,830 and 166,901 shares issued and outstanding as of December 31, 2022 and 2021, respectively	0.2	0.2
Class B common stock, $0.001 par value - 500,000 shares authorized; 312 and 320 shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Additional paid-in capital	1,912.6	1,594.7
Accumulated deficit	(2,422.6)	(1,474.6)
Accumulated other comprehensive income (loss)	178.0	(38.6)
Total stockholders' equity (deficit) attributable to GoDaddy Inc.	(331.8)	81.7
Non-controlling interests	2.5	1.5
Total stockholders' equity (deficit)	(329.3)	83.2
Total liabilities and stockholders' equity (deficit)	$6,973.5	$7,417.1

See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Operations
(In millions, except shares in thousands and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Applications & commerce	$1,279.7	$1,128.3	$926.1
Core platform	2,811.6	2,687.4	2,390.6
Total revenue	4,091.3	3,815.7	3,316.7
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	1,484.5	1,372.2	1,158.6
Technology and development	794.0	706.3	560.4
Marketing and advertising	412.3	503.9	438.5
Customer care	305.9	306.1	316.9
General and administrative	385.5	345.8	323.8
Restructuring and other	15.7	(0.3)	43.6
Depreciation and amortization	194.6	199.6	202.7
Total costs and operating expenses	3,592.5	3,433.6	3,044.5
Operating income	498.8	382.1	272.2
Interest expense	(146.3)	(126.0)	(91.3)
Loss on debt extinguishment	(3.6)	—	—
Tax receivable agreements liability adjustment	—	—	(674.7)
Other income (expense), net	7.6	(2.5)	(1.6)
Income (loss) before income taxes	356.5	253.6	(495.4)
Benefit (provision) for income taxes	(3.6)	(10.8)	1.3
Net income (loss)	352.9	242.8	(494.1)
Less: net income attributable to non-controlling interests	0.7	0.5	1.0
Net income (loss) attributable to GoDaddy Inc.	$352.2	$242.3	$(495.1)
Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock:
Basic	$2.22	$1.44	$(2.94)
Diluted	$2.19	$1.42	$(2.94)
Weighted-average shares of Class A common stock outstanding:
Basic	158,788	167,906	168,636
Diluted	161,457	171,105	168,636
___________________________
(1) Costs and operating expenses include equity-based compensation expense as follows:
Cost of revenue	$1.5	$0.9	$0.7
Technology and development	140.3	110.0	90.2
Marketing and advertising	29.1	24.8	21.7
Customer care	20.0	14.1	12.0
General and administrative	73.5	58.1	66.9
Total equity-based compensation expense	$264.4	$207.9	$191.5

See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$352.9	$242.8	$(494.1)
Foreign exchange forward contracts gain (loss), net	24.3	16.3	(17.6)
Unrealized swap gain (loss), net(1)	214.9	30.7	9.1
Change in foreign currency translation adjustment	(22.1)	45.9	(44.2)
Comprehensive income (loss)	570.0	335.7	(546.8)
Less: comprehensive income attributable to non-controlling interests	1.1	—	1.1
Comprehensive income (loss) attributable to GoDaddy Inc.	$568.9	$335.7	$(547.9)

(1) Amounts are net of the income tax effects reflected below:
Unrealized swap gain (loss), net	$(2.6)	$2.2	$2.2
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	172,867	$0.2	1,490	$—	$1,003.5	$(153.5)	$(78.2)	$10.1	$782.1
Net income (loss)	—	—	—	—	—	(495.1)	—	1.0	(494.1)
Equity-based compensation, including amounts capitalized	—	—	—	—	193.9	—	—	—	193.9
Repurchases of Class A common stock	(9,986)	—	—	—	—	(541.7)	—	—	(541.7)
Stock option exercises	2,613	—	—	—	79.6	—	—	(1.9)	77.7
Issuances of Class A common stock under employee stock purchase plan	493	—	—	—	29.6	—	—	—	29.6
Distributions to holders of LLC Units	—	—	—	—	—	—	—	(6.0)	(6.0)
Impact of derivatives, net	—	—	—	—	—	—	(8.5)	—	(8.5)
Change in foreign currency translation adjustment	—	—	—	—	—	—	(44.2)	—	(44.2)
Vesting of restricted stock units and other	3,170	—	(802)	—	2.2	(0.6)	(0.1)	(2.1)	(0.6)
Balance at December 31, 2020	169,157	0.2	688	—	1,308.8	(1,190.9)	(131.0)	1.1	(11.8)
Net income	—	—	—	—	—	242.3	—	0.5	242.8
Equity-based compensation, including amounts capitalized	—	—	—	—	211.9	—	—	—	211.9
Repurchases of Class A common stock	(6,925)	—	—	—	—	(526.0)	—	—	(526.0)
Stock option exercises	1,167	—	—	—	43.4	—	—	(0.7)	42.7
Issuances of Class A common stock under employee stock purchase plan	489	—	—	—	30.7	—	—	—	30.7
Impact of derivatives, net	—	—	—	—	—	—	47.0	—	47.0
Change in foreign currency translation adjustment	—	—	—	—	—	—	45.9	—	45.9
Vesting of restricted stock units and other	3,013	—	(368)	—	(0.1)	—	(0.5)	0.6	—
Balance at December 31, 2021	166,901	0.2	320	—	1,594.7	(1,474.6)	(38.6)	1.5	83.2

GoDaddy Inc.
Consolidated Statements of Stockholders' Equity (Deficit) (continued)
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Net income	—	—	—	—	—	352.2	—	0.7	352.9
Equity-based compensation, including amounts capitalized	—	—	—	—	267.8	—	—	—	267.8
Repurchases of Class A common stock	(16,844)	—	—	—		(1,300.3)	—	—	(1,300.3)
Stock option exercises	536	—	—	—	20.0	—	—	(0.1)	19.9
Issuances of Class A common stock under employee stock purchase plan	495	—	—	—	30.1	—	—	—	30.1
Impact of derivatives, net	—	—	—	—	—	—	239.2	—	239.2
Change in foreign currency translation adjustment	—	—	—	—	—	—	(22.1)	—	(22.1)
Vesting of restricted stock units and other	2,742		(8)	—	—	0.1	(0.5)	0.4	—
Balance at December 31, 2022	153,830	$0.2	312	$—	$1,912.6	$(2,422.6)	$178.0	$2.5	$(329.3)
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net income (loss)	$352.9	$242.8	$(494.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	194.6	199.6	202.7
Equity-based compensation	264.4	207.9	191.5
Gain on derivative instruments	27.6	6.3	7.0
Non-cash restructuring and other charges	10.4	15.1	29.0
Tax receivable agreements liability adjustment	—	—	674.7
Other	48.4	14.6	25.7
Changes in operating assets and liabilities, net of amounts acquired:
Prepaid domain name registry fees	(34.7)	(37.8)	(17.5)
Accounts payable	35.1	34.2	(20.5)
Accrued expenses and other current liabilities	11.3	40.9	22.3
Deferred revenue	101.6	190.7	215.6
Other operating assets and liabilities	(31.9)	(85.0)	(71.8)
Net cash provided by operating activities	979.7	829.3	764.6
Investing activities
Maturities of short-term investments	—	—	23.7
Business acquisitions, net of cash acquired	(72.5)	(367.7)	(424.7)
Purchases of intangible assets	(0.4)	(202.1)	(15.0)
Purchases of property and equipment	(59.7)	(51.1)	(66.5)
Purchases of equity investments	—	(40.0)	—
Other investing activities, net	0.6	25.3	0.2
Net cash used in investing activities	(132.0)	(635.6)	(482.3)
Financing activities
Proceeds received from:
Issuance of term loans	1,725.3	—	746.3
Issuance of Senior Notes	—	800.0	—
Stock option exercises	19.9	42.7	77.7
Issuance of Class A common stock under employee stock purchase plan	30.1	30.7	29.6
Payments made for:
Settlement of tax receivable agreements	—	(0.2)	(849.8)
Repurchases of Class A common stock	(1,294.6)	(526.0)	(541.7)
Repayment of term loans	(1,789.9)	(32.4)	(28.7)
Financing-related costs	(4.2)	(9.6)	(6.4)
Contingent consideration for business acquisitions	(9.3)	(4.7)	(0.5)
Other financing obligations	(4.0)	(2.4)	(8.2)
Net cash provided by (used in) financing activities	(1,326.7)	298.1	(581.7)
Effect of exchange rate changes on cash and cash equivalents	(2.7)	(1.3)	1.8
Net increase (decrease) in cash and cash equivalents	(481.7)	490.5	(297.6)
Cash and cash equivalents, beginning of period	1,255.7	765.2	1,062.8
Cash and cash equivalents, end of period	$774.0	$1,255.7	$765.2

GoDaddy Inc.
Consolidated Statements of Cash Flows (continued)
(In millions)

	Year Ended December 31,
	2022	2021	2020
Cash paid during the period for:
Interest on long-term debt, including impact of interest rate swaps	$127.3	$104.2	$80.5
Income taxes, net of refunds received	$11.2	$19.1	$16.2
Amounts included in the measurement of operating lease liabilities	$50.0	$54.4	$53.0
Supplemental disclosure of non-cash transactions
Operating lease assets obtained in exchange for operating lease obligations	$14.9	$14.8	$21.0
Acquisition date fair value of contingent consideration	$—	$18.5	$—
Accrued purchases of property and equipment at period end	$12.4	$1.2	$3.0
Share repurchases not yet settled	$5.8	$—	$—

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
Organization
We are the sole managing member of Desert Newco, LLC and its subsidiaries (Desert Newco), and as a result, we consolidate its financial results and report non-controlling interests representing the economic interests held by other members. The calculation of non-controlling interests excludes any net income attributable directly to GoDaddy Inc. We owned approximately 99.8% of Desert Newco's limited liability company units (LLC Units) as of December 31, 2022.
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
•the assessment of recoverability of our goodwill, intangible assets and long-lived assets;
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
Segments
Beginning in the first quarter of 2022, we revised the presentation of segment information to reflect changes in the way we manage and evaluate our business. As such, we report our operating results through two reportable segments: Applications and Commerce (A&C) and Core Platform (Core), as further discussed in Note 18. Accordingly, we have revised our segment information for the comparable prior year period.

2.    Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents includes cash on hand, other highly liquid investments with a remaining maturity of 90 days or less at the date of acquisition and receivables related to third-party payment processor transactions normally received within 72 hours. Amounts receivable for payment processor transactions totaled $30.4 million and $24.2 million at December 31, 2022 and 2021, respectively.
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
Property and equipment consisted of the following:

	Estimated Useful Lives	December 31,
		2022	2021
Computer equipment	3 years	$486.1	$488.5
Software	3-5 years	87.6	77.6
Land	Indefinite	5.9	5.9
Buildings, including improvements	5-40 years	126.3	125.4
Leasehold improvements	Lesser of useful life or remaining lease term	78.8	87.0
Other	1-20 years	18.0	21.9
Total property and equipment		802.7	806.3
Less: accumulated depreciation and amortization		(577.1)	(586.3)
Property and equipment, net		$225.6	$220.0
Depreciation and amortization expense related to property and equipment was $61.2 million, $68.4 million and $73.4 million during 2022, 2021 and 2020, respectively.
Property and equipment, net by geography was as follows:

	December 31,
	2022	2021
U.S.	167.5	162.6
France	28.8	23.8
All other international	29.3	33.6
	$225.6	$220.0
No other individual international country represented more than 10% of property and equipment, net in any period presented.

Capitalized Software Costs
We capitalize and amortize certain implementation costs related to cloud computing arrangements as well as costs incurred to develop software for internal-use during the application development phase. Costs related to the design or maintenance of internal-use software are included in technology and development expenses as incurred. We capitalized $17.7 million and $23.9 million of such costs during 2022 and 2021, respectively.
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
Goodwill is assessed for impairment annually during the fourth quarter of each year. We also perform an assessment at other times if events or changes in circumstances indicate the carrying value may not be recoverable. If, based on qualitative analysis, we determine it is more-likely-than-not the fair value of either of our reporting units is less than its carrying amount, a quantitative impairment test is performed. Our qualitative analysis did not indicate impairment of our goodwill during any of the periods presented.
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
See Note 11 for further discussion of our derivative instruments.
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
Equity Investments
We hold investments in privately held equity securities, which are recorded in other assets and totaled $40.5 million and $40.0 million at December 31, 2022 and 2021, respectively. These securities are recorded at cost and adjusted for observable transactions for same or similar investments of the same issuer or impairment. Investment gains and losses are recorded in other income (expense), net.
Valuations of privately held securities are inherently complex and require judgment due to the lack of readily available observable market data. A security's carrying value is not adjusted if there are no observable price changes in a same or similar security from the same issuer or if there are no identified events or changes in circumstances that may indicate impairment. In determining the estimated fair value of our investments, we utilize the most recent data available to us. We assess our investments for impairment at least quarterly using both qualitative and quantitative factors. If an investment is considered impaired, we recognize an impairment loss and establish a new carrying value for the investment. Our analysis did not indicate impairment of our investments as of December 31, 2022.
Foreign Currency
Our functional and reporting currency is the U.S. dollar. Assets denominated in foreign currencies are remeasured into United States (U.S.) dollars at period-end exchange rates. Foreign currency-based revenue and expense transactions are measured at transaction date exchange rates. Foreign currency remeasurement gains and losses are recorded in other income (expense), net and were $(15.7) million, $(10.5) million and $(12.3) million during 2022, 2021 and 2020, respectively.
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
We typically receive payment at the time of sale, the purpose of which is to provide our customers with a simplified and predictable way of purchasing our products. We have determined that our contracts do not include a significant financing component. Payments received in advance of our performance are initially recorded as deferred revenue and then recognized as revenue on a straight-line basis over the term of the contract. Revenue is recognized net of allowances for returns and applicable transaction-based taxes collected from customers.
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
In the first quarter of 2022, we revised the presentation of revenue in our statements of operations in order to provide better visibility into our business and products as well as a more consistent way to track our progress against our strategic objectives. This change also aligns our revenue presentation with the products in each of our two reportable segments, which are discussed in Note 18. Following this change, our revenue is categorized as follows:
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

	Year Ended December 31,
	2021	2020
As Previously Reported
Revenue:
Domains	$1,809.9	$1,515.1
Hosting and presence	1,283.4	1,200.6
Business applications	722.4	601.0
Total revenue	$3,815.7	$3,316.7

As Revised
Revenue:
Applications and commerce	$1,128.3	$926.1
Core platform	2,687.4	2,390.6
Total revenue	$3,815.7	$3,316.7
Disaggregated Revenue
Revenue by major product type was as follows:

	Year Ended December 31,
	2022	2021	2020
Applications and commerce	$1,279.7	$1,128.3	$926.1
Core platform: domains	1,959.2	1,815.9	1,521.4
Core platform: other	852.4	871.5	869.2
	$4,091.3	$3,815.7	$3,316.7
No single customer represented over 10% of our total revenue for any period presented.

Revenue by geography is based on the customer's billing address and was as follows:

	Year Ended December 31,
	2022	2021	2020
U.S.	$2,757.3	$2,544.9	2,211.3
International	1,334.0	1,270.8	1,105.4
	$4,091.3	$3,815.7	$3,316.7
No individual international country represented more than 10% of total revenue in any period presented.
See Note 8 for additional information regarding our deferred revenue.
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
Principal versus Agent Considerations
We sell our products directly to customers and also through a network of resellers. In certain cases, such as for aftermarket domain sales, we act as a reseller of products provided by others. The determination of gross or net revenue recognition is reviewed on a product-by-product basis and is dependent on our determination as to whether we act as principal or agent in the transaction. Revenue associated with sales through our network of resellers, for certain aftermarket domain sales and for third-party offerings, is generally recorded on a gross basis as we have determined that we control the product before transferring it to our end customers. Commissions paid to resellers are capitalized and amortized to cost of revenue consistent with the pattern of transfer of the products purchased.
Assets Recognized from Contract Costs
Fees paid to various registries at the inception of a domain registration or renewal represent costs to fulfill a contract. We capitalize and amortize these prepaid domain name registry fees to cost of revenue consistent with the pattern of transfer of the product to which the asset relates. Amortization expense of such asset was $717.1 million, $675.1 million and $644.6 million during 2022, 2021 and 2020, respectively.

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
Advertising costs are expensed either as incurred, at the time a commercial initially airs or when a promotion first appears in the media. Advertising expenses were $284.9 million, $378.3 million and $329.6 million during 2022, 2021 and 2020, respectively.
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
Restructuring and Other
Restructuring and other consists primarily of severance and other exit costs as well as charges recorded in connection with the impairment and gains and losses on disposition of certain assets.
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

Equity-based awards are accounted for using the fair value method. RSUs and financial-based PSUs are measured based on the fair market value of the underlying common stock on their respective accounting grant dates. Grant date fair values for stock options, which we last granted in 2020, are determined using the Black-Scholes option pricing model and a single option award approach. The accounting grant date for financial-based PSUs is the date on which the applicable performance criteria are approved by our board of directors. The fair value of shares issued under our employee stock purchase plan is estimated on the first day of each offering period using the Black-Scholes option pricing model.
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

The following tables set forth our material assets and liabilities measured and recorded at fair value on a recurring basis:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Commercial paper	$—	$120.0	$—	$120.0
Time deposits	347.3	—	—	347.3
Derivative assets	—	218.5	—	218.5
Total assets	$347.3	$338.5	$—	$685.8
Liabilities:
Derivative liabilities	$—	$4.9	$—	$4.9
Total liabilities	$—	$4.9	$—	$4.9

	December 31, 2021
Assets:	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Time deposits and money market funds	$178.1	$—	$—	$178.1
Derivative assets	—	30.3	—	30.3
Total assets	$178.1	$30.3	$—	$208.4
Liabilities:
Derivative liabilities	$—	$89.5	$—	$89.5
Total liabilities	$—	$89.5	$—	$89.5
We have no other material assets or liabilities measured at fair value on a recurring basis.
Acquisitions
We determine whether substantially all of the fair value of assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the single asset or group of assets, as applicable, is accounted for as an asset acquisition. If the threshold is not met, further assessment is undertaken to ascertain whether the acquisition meets the definition of a business.
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
Tax Receivable Agreements
Concurrent with the completion of our initial public offering (IPO), we became a party to five tax receivable agreements (TRAs) with our pre-IPO owners under which we were contractually committed to pay such owners 85% of the amount of calculated tax savings that we would be deemed to realize as a result of certain transactions. In July 2020, we entered into a series of agreements pursuant to which we settled all liabilities under the TRAs in exchange for aggregate payments totaling $850.0 million. We recorded a charge of $674.7 million to our statement of operations during 2020 to adjust our liability under the TRAs at that time to the aggregate settlement amount. No amounts remain payable under the TRAs as of December 31, 2022.

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
3.    Business Acquisitions
2022 Acquisition
In July 2022, we completed the acquisition of Dan.com for net cash consideration of $69.6 million. The acquisition was not material to our results of operations.
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
2021 Acquisitions
In February 2021, we completed the acquisition of Poynt Co. (now known as GoDaddy Payments) for $297.1 million in cash consideration to expand our commerce capabilities. GoDaddy Payments offers a suite of products allowing small businesses to sell and accept payments anywhere, including point-of-sale systems, payments, invoicing and transaction management. At closing, we also paid an additional $29.4 million in cash that was recorded as compensation expense during the three months ended March 31, 2021. The acquisition agreements also call for $45.0 million in additional compensatory cash payments subject to certain performance and employment conditions over the three-year period following the closing date. We paid $14.3 million of these compensatory payments in 2022.
During 2021, we completed two other acquisitions for aggregate purchase consideration of $65.7 million in cash paid at closing and additional contingent earn-out payments of up to $18.5 million subject to the achievement of certain operational and financial milestones over the two year periods following the respective closing dates. We paid $9.3 million of these milestones in 2022.

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
During 2020, we completed three other acquisitions for aggregate purchase consideration of $219.2 million in cash, of which $10.2 million is payable in future periods upon expiration of the respective contractual holdback periods. We paid $3.0 million and $7.2 million of these holdbacks in 2022 and 2021, respectively.
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
Pro forma financial information is not presented because the acquisitions occurring in each of the years ended December 31, 2022, 2021 and 2020 were not material to our financial statements, either individually or in the aggregate.
Other Acquisition-Related Payments
During 2022, 2021 and 2020, we made $12.3 million, $17.4 million and $6.8 million of aggregate holdback and contingent consideration payments related to business acquisitions, respectively.
4.    Goodwill and Intangible Assets
As described in Note 18, beginning in the first quarter of 2022, we revised the presentation of segment information to reflect changes in the way we manage and evaluate our business. As such, we now have two operating segments, which are also our reporting units. We evaluated the goodwill of each reporting unit for impairment immediately before and after this change; no impairment was identified.
The following table summarizes changes in our goodwill balance by segment:

	A&C	Core	Total
Balance at December 31, 2020	1,408.3	1,866.8	3,275.1
Goodwill related to acquisitions	134.0	177.6	311.6
Impact of foreign currency translation	(19.1)	(25.4)	(44.5)
Other	(0.7)	(0.7)	(1.4)
Balance at December 31, 2021	1,522.5	2,018.3	3,540.8
Goodwill related to acquisitions	—	56.3	56.3
Impact of foreign currency translation	(31.7)	(43.0)	(74.7)
Purchase accounting adjustments related to prior period acquisitions	6.2	8.3	14.5
Balance at December 31, 2022	$1,497.0	$2,039.9	$3,536.9

Intangible assets, net are summarized as follows:

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	243.2	n/a	243.2
Contractual-based assets	256.8	n/a	256.8
Finite-lived intangible assets:
Customer-related	487.7	$(309.0)	178.7
Developed technology	243.9	(171.1)	72.8
Trade names and other	109.8	(54.1)	55.7
	$1,786.4	$(534.2)	$1,252.2

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	246.8	n/a	246.8
Contractual-based assets	253.8	n/a	253.8
Finite-lived intangible assets:
Customer-related	535.1	$(279.3)	255.8
Developed technology	243.5	(133.1)	110.4
Trade names and other	118.4	(45.5)	72.9
	$1,842.6	$(457.9)	$1,384.7
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
Amortization expense was $128.9 million, $127.9 million and $127.1 million during 2022, 2021 and 2020, respectively. As of December 31, 2022, the weighted-average remaining amortization period for amortizable intangible assets was 38 months for customer-related intangible assets, 31 months for developed technology and 54 months for trade names and other, and was 39 months in total.
Based on the balance of finite-lived intangible assets at December 31, 2022, expected future amortization expense is as follows:

Year Ending December 31:
2023	$107.9
2024	86.3
2025	78.7
2026	26.6
2027	4.6
Thereafter	3.1
$307.2
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
Share Repurchases
In August 2021, we entered into an accelerated share repurchase agreement (ASR) to repurchase shares of our Class A common stock in exchange for an up-front payment of $250.0 million. The total number of shares ultimately delivered under the ASR, and therefore the average repurchase price paid per share, was determined based on the volume weighted-average price of our stock during the purchase period. The shares received were retired at the time of delivery and the up-front payment was accounted for as a charge to accumulated deficit. The ASR was a forward contracts indexed to our Class A common stock and met all of the applicable criteria for equity classification; therefore, it was not accounted for as a derivative instrument. The ASR was completed during 2021 and we repurchased a total of 3,425 shares of our Class A common stock at an average price of $72.99 per share under this arrangement. Expenses incurred in connection with the ASR were recorded as a charge to accumulated deficit.
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
In addition to the ASRs discussed above, we also made the following open market repurchases of our Class A common stock:

Year Ended December 31,	Number of Shares Repurchased	Aggregate Purchase Price(1)
2022	7,642	$550.1
2021	3,500	$275.9
2020	9,986	$541.7
_________________________________
(1) The aggregate purchase price includes commissions paid in connection with the repurchases.
As of December 31, 2022, we had $1,699.9 million of remaining authorization available for repurchases.
6.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2022	2021
Derivative assets	$209.6	$24.7
Prepaid software and maintenance expenses	29.5	25.7
Usage-based prepaid expenses(1)	10.6	29.1
Other	22.1	30.4
	$271.8	$109.9
_________________________________
(1) Usage-based prepaid expenses include various cost of sales, marketing, rent and other prepaid commitments that are amortized as the funds are used.
7.    Equity-Based Compensation Plans
Equity Plans
On March 31, 2015, we adopted the 2015 Equity Incentive Plan (the 2015 Plan). On January 1, 2022, an additional 6,689 shares of our Class A common stock were reserved for issuance under the automatic increase provisions of the 2015 Plan, and as of December 31, 2022, 34,242 shares were available for issuance as future awards under the plan.

On March 31, 2015, we adopted the 2015 Employee Stock Purchase Plan (the ESPP). On January 1, 2022, an additional 1,000 shares of our Class A common stock were reserved for issuance under the automatic increase provisions of the ESPP, and as of December 31, 2022, 5,097 shares were available for issuance under the plan.
Equity Plan Activity
The following table summarizes stock option activity:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Grant- Date Fair Value ($)	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2019	6,304		38.08
Granted	154	22.33	68.05
Exercised	(2,613)		29.71		121.0
Forfeited	(417)		62.82
Outstanding at December 31, 2020	3,428		42.79
Exercised	(1,168)		36.72		51.0
Forfeited	(261)		68.77
Outstanding at December 31, 2021	1,999		42.94
Exercised	(536)		37.04		22.9
Forfeited	(37)		72.94
Outstanding at December 31, 2022	1,426		44.38	4.4	43.5
Vested at December 31, 2022	1,347		43.05	4.2	42.9

The following table summarizes stock award activity:

Number of Shares of Class A Common Stock (#)
Outstanding at December 31, 2019(1)	5,240
Granted: RSUs	3,743
Granted: Financial-based PSUs	414
Vested	(2,368)
Forfeited	(896)
Outstanding at December 31, 2020(1)	6,133
Granted: RSUs	4,332
Granted: TSR-based PSUs	426
Vested	(2,645)
Forfeited	(1,480)
Outstanding at December 31, 2021(1)	6,766
Granted: RSUs	4,369
Granted: TSR-based PSUs	246
Vested	(2,734)
Forfeited	(1,015)
Outstanding at December 31, 2022(1)	7,632
_________________________________
(1)Includes financial-based PSUs for which performance targets have not yet been established, and which are not yet considered granted for accounting purposes. The balance of outstanding awards is comprised of the following:

	Number of Shares of Class A Common Stock (#)	Weighted Average Fair Value Per Share ($)
RSUs	5,356	70.54
TSR-based PSUs	349	106.14
Financial-based PSUs granted for accounting purposes	223	66.97
Financial-based PSUs not yet granted for accounting purposes	205	n/a
Outstanding at December 31, 2020	6,133

RSUs	6,058	77.37
TSR-based PSUs	558	107.05
Financial-based PSUs granted for accounting purposes	75	78.62
Financial-based PSUs not yet granted for accounting purposes	75	n/a
Outstanding at December 31, 2021	6,766

RSUs	6,890	80.32
TSR-based PSUs	676	121.00
Financial-based PSUs granted for accounting purposes	41	82.52
Financial-based PSUs not yet granted for accounting purposes	25	n/a
Outstanding at December 31, 2022	7,632
As of December 31, 2022, total unrecognized compensation expense related to non-vested equity grants was $406.9 million with an expected remaining weighted-average recognition period of approximately 2.4 years. Such amounts exclude PSUs not yet considered granted for accounting purposes.

8.    Deferred Revenue
Deferred revenue consisted of the following:

	December 31,
	2022	2021
Current:
A&C	$622.1	$568.0
Core	1,331.9	1,322.1
	$1,954.0	$1,890.1
Noncurrent:
A&C	$173.1	$187.3
Core	597.2	556.0
	$770.3	$743.3
The increase in the deferred revenue balance is primarily driven by payments received in advance of satisfying our performance obligations, offset by $2,035.8 million of revenue recognized during 2022 that was included in the deferred revenue balance as of December 31, 2021. The deferred revenue balance as of December 31, 2022 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied, and is expected to be recognized as revenue as follows:

	2023	2024	2025	2026	2027	Thereafter	Total
A&C	$622.1	$120.9	$38.4	$7.7	$3.1	$3.0	$795.2
Core	1,331.9	333.7	114.8	63.5	35.0	50.2	1,929.1
	$1,954.0	$454.6	$153.2	$71.2	$38.1	$53.2	$2,724.3

9.    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2022	2021
Accrued payroll and employee benefits	$116.3	$124.2
Tax-related accruals	42.8	35.6
Accrued legal and professional	34.3	23.2
Current portion of operating lease liabilities	33.3	36.9
Accrued acquisition-related expenses and acquisition consideration payable	26.2	24.5
Accrued marketing and advertising	13.6	22.9
Derivative liabilities	4.9	89.5
Other	85.3	80.5
	$356.7	$437.3

10.    Long-Term Debt
Long-term debt consisted of the following:

		December 31,
	Maturity Date	2022	2021
2027 Term Loans (effective interest rate of 4.3% at December 31, 2022 and 2.4% at December 31, 2021)	August 10, 2027	$731.3	$738.8
2029 Term Loans (effective interest rate of 4.1% at December 31, 2022 and 2.3% at December 31, 2021)	November 10, 2029	1,770.0	1,782.4
2027 Senior Notes (effective interest rate of 5.4% at December 31, 2022 and December 31, 2021)	December 1, 2027	600.0	600.0
2029 Senior Notes (effective interest rate of 3.6% at December 31, 2022 and December 31, 2021)	March 1, 2029	800.0	800.0
Revolver	November 10, 2027	—	—
Total		3,901.3	3,921.2
Less: unamortized original issue discount and debt issuance costs(1)		(70.2)	(38.9)
Less: current portion of long-term debt		(18.2)	(24.1)
		$3,812.9	$3,858.2
_________________________________
(1) Original issue discount and debt issuance costs are amortized to interest expense over the life of the related debt instruments using the interest method.
Credit Facility
Our secured credit agreement (the Credit Facility) includes two tranches of term loan (the 2027 Term Loans and the 2029 Term Loans, the latter of which refinanced and replaced our previously issued term loans maturing in 2024, as described below) and a revolving credit facility (the Revolver). A portion of the term loans is hedged by interest rate swap agreements, as discussed in Note 11.
The 2027 Term Loans were originally issued in 2020 in an aggregate principal amount of $750.0 million at a 0.5% discount on the face of the note at original issue. The net proceeds of these loans were used to partially fund the payments associated with the settlement of our obligations under certain tax receivable agreements in 2020. In March 2021, we refinanced the 2027 Term Loans to lower the interest rate margins by 0.5% with no changes made to the maturity date or any other terms. Following this refinancing, the 2027 Term Loans bear interest at a rate equal to, at our option, either (a) LIBOR plus 2.0% per annum or (b) 1.0% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%.
In November 2022, we amended our Credit Facility to provide for a new $1,770.0 million tranche of term loans maturing in 2029 (the 2029 Term Loans), the proceeds of which were used to refinance all of the outstanding previously issued term loans maturing in 2024. The 2029 Term Loans were issued at a 2.0% discount on the face of the note at original issue and bear interest at a rate equal to at our option, either (a) Secured Overnight Financing Rate (SOFR) for an interest period of one month plus an initial margin of 3.25% per annum or (b) an initial margin of 2.25% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) SOFR for an interest period of one month plus 1.0%.
In evaluating the above refinancings, we compared the net present value cash flows of the previous instruments and the refinanced instruments to determine whether the terms of the new debt and original instruments were "substantially different" on a creditor-by-creditor basis. In each case, certain of the creditors in the loan syndication did not reinvest in the refinanced debt, and we accounted for their proportionate share of the unamortized original issue discount and deferred financing costs as an aggregate loss on debt extinguishment. As the cash flows for the continuing creditors varied by less than 10% between the old and new instruments, we concluded that the refinancing represented a debt modification. Neither fees incurred nor loss on debt extinguishment recognized in connection with the refinancing of the 2027 Term Loans was material. With respect to the refinancing of the 2029 Term Loans, aggregate fees paid to lenders of $9.3 million were recorded as additional discount, and we recognized a loss on debt extinguishment of $3.3 million.

In November 2022, we also increased the borrowing capacity under our Revolver from $600.0 million to $1,000.0 million under a new revolving credit facility maturing in November 2027. In connection with this transaction, we capitalized aggregate fees of $4.1 million as debt issuance costs as well as recognized a loss on debt extinguishment of $0.3 million. The Revolver bears interest at a rate equal to, at our option, either (a) SOFR plus a margin ranging from 1.25% to 1.75% per annum or (b) the higher of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) SOFR for an interest period of one month plus 1.0% plus a margin ranging from 0.25% to 0.75% per annum, with the margins determined based on our first lien secured leverage ratio. The Revolver also contains a financial covenant requiring us to maintain a leverage ratio of 5.75:1.00 when our usage exceeds 40.0% of the maximum capacity. This ratio is calculated as the ratio of first lien secured debt less cash and cash equivalents to consolidated EBITDA (as defined in the Credit Facility).
All LIBOR- and SOFR-based interest rates under the Credit Facility are subject to a 0.0% floor.
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
•with respect to the Revolver, we are required to maintain certain financial ratios when its usage exceeds 40.0% of the maximum capacity; and
•subject to certain exceptions and exclusions, all obligations are unconditionally guaranteed by all of our wholly-owned, material domestic subsidiaries and are secured by substantially all of our and such subsidiaries real and personal property.
At December 31, 2022, we had $1,000.0 million available for borrowing under the Revolver and were not in violation of any covenants of the Credit Facility.
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
The 2027 Senior Notes are redeemable at our option, in whole or in part, at an amount equal to 102.625% of the principal amount, decreasing to 101.75% at June 1, 2023, 100.875% at June 1, 2024 and 100.0% at June 1, 2025, plus accrued and unpaid interest. Upon the occurrence of a change of control, we are required to offer to repurchase the 2027 Senior Notes from the holders at a price equal to 101.0% of the principal amount, plus accrued and unpaid interest.
In February 2021, we issued the 2029 Senior Notes in an aggregate principal amount of $800.0 million in a private placement offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2029 Senior Notes were issued at par and bear interest at 3.5% per annum, payable annually on March 1 and September 1. The aggregate principal is payable at maturity, subject to earlier to earlier repurchase or optional redemption as described below. In conjunction with the issuance of the 2029 Senior Notes, we capitalized $9.0 million in debt issuance costs.
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
At December 31, 2022, we were not in violation of any covenants of the 2027 Senior Notes or the 2029 Senior Notes.
Fair Value
The estimated fair values of our long-term debt instruments are based on observable market prices for these loans, which are traded in less active markets and therefore classified as Level 2 fair value measurements, and were as follows as of December 31, 2022:

2027 Term Loans	$725.4
2029 Term Loans	$1,771.1
2027 Senior Notes	$571.0
2029 Senior Notes	$674.0
Future Debt Maturities
Aggregate principal payments, exclusive of any unamortized original issue discount and debt issuance costs, due on long-term debt as of December 31, 2022 are as follows:

Year Ending December 31:
2023	$25.2
2024	25.2
2025	25.2
2026	25.2
2027	1,319.0
Thereafter	2,481.5
$3,901.3

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
The following table summarizes our outstanding derivative instruments on a gross basis, all of which are considered Level 2 financial instruments:

	Notional Amount		Fair Value of Derivative Assets(2)		Fair Value of Derivative Liabilities(2)
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Cash flow hedges:
Foreign exchange forward contracts	$364.7	$360.3	$9.4	$5.6	$2.0	$1.0
Cross-currency swaps(1)	549.7	1,346.8	15.8	—	2.2	80.9
Interest rate swaps	1,980.5	2,001.2	173.0	24.7	—	7.6
Net investment hedges:
Cross-currency swaps(1)	704.6	—	20.3	—	0.7	—
Total hedges	$3,599.5	$3,708.3	$218.5	$30.3	$4.9	$89.5
_________________________________
(1) The notional values of the cross-currency swap have been translated from Euros to U.S. dollars at the foreign currency rates in effect at December 31, 2022 and 2021 of approximately 1.07 and 1.14, respectively.
(2) In our balance sheets, all derivative assets are recorded within prepaid expenses and other current assets and all derivative liabilities are recorded within accrued expenses and other current liabilities.
The following table summarizes the effect of our hedging relationships on AOCI:

	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss)
	Year Ended December 31,
	2022	2021	2020
Cash flow hedges:
Foreign exchange forward contracts(1)	$24.3	$16.3	$(17.6)
Cross-currency swap	54.0	(15.5)	16.2
Interest rate swaps	158.3	48.4	(4.9)
Net investment hedges:
Cross-currency swaps	20.3	—	—
Total hedges	$256.9	$49.2	$(6.3)
_________________________________
(1) Amounts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.

The following table summarizes the locations and amounts of gains (losses) recognized within earnings related to our hedging relationships:

	Year Ended December 31,
	2022			2021			2020
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Cash flow hedges:
Foreign exchange forward contracts:
Reclassified from AOCI into income	$5.3	$—	$—	$(8.9)	$—	$—	$2.7	$—	$—
Cross-currency swaps:
Reclassified from AOCI into income(1)	—	14.9	41.5	—	27.3	100.6	—	28.9	(120.4)
Interest rate swaps:
Reclassified from AOCI into income	—	(5.0)	—	—	(35.0)	—	—	(25.6)	—
Net investment hedges:
Cross-currency swaps:
Reclassified from AOCI into income	—	11.3	—	—	—	—	—	—	—
Total hedges	$5.3	$21.2	$41.5	$(8.9)	$(7.7)	$100.6	$2.7	$3.3	$(120.4)
_________________________________
(1) The amounts reflected in other income (expense), net include $(41.3) million, $(101.8) million and $119.3 million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by the cross-currency swap during 2022, 2021 and 2020, respectively.
As of December 31, 2022, we estimate that $87.3 million of net deferred gains related to our cash flow hedges will be recognized in earnings over the next 12 months. No amounts were excluded from our effectiveness testing during any of the periods presented.
Risk Management Strategies
Foreign Exchange Forward Contracts
From time-to-time, we may enter into foreign exchange forward contracts with financial institutions to hedge certain forecasted sales transactions denominated in foreign currency. We designate these forward contracts as cash flow hedges, which are recognized as either assets or liabilities at fair value. At December 31, 2022, all such contracts had maturities of 18 months or less.
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

Interest Rate Swap Contracts
In April 2017, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement to effectively convert a portion of the variable-rate borrowings under the 2029 Term Loans to a fixed rate of 5.44%. In March 2022, we entered into a transaction to extend the maturity of the swaps to August 31, 2027. We and the existing counterparties executed cancellation agreements to terminate all rights, obligations and liabilities associated with the original swaps. On the modification date, the existing cash flow hedging relationships were de-designated and new hedging relationships incorporating the terms of the new interest rate swaps (the 2022 Interest Rate Swaps) were designated. The 2022 Interest Rate Swaps, which had an amortizing notional amount of $1,262.5 million at inception, serve to convert a portion of the variable-rate borrowings under the 2029 Term Loans to a fixed rate of 4.81%. In November 2022, in conjunction with the Credit Facility refinancing discussed in Note 10, we terminated these swaps and entered into new SOFR-based interest rate swaps. This modification impacted no critical terms other than the reference rate change from LIBOR to SOFR and thus had no impact on our hedging relationship or financial results.
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
12.     Leases
Our operating leases primarily consist of office and data center space expiring at various dates through November 2036. Certain leases include options to renew or terminate at our discretion. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of December 31, 2022, operating leases have a remaining weighted average lease term of 7.0 years and our operating lease liabilities were measured using a weighted average discount rate of 5.3%.
The components of operating lease expense were as follows:

	Year Ended December 31,
	2022	2021	2020
Operating lease costs	$44.5	$48.2	$53.2
Variable lease costs	12.0	10.4	9.2
Sublease income	(8.3)	(4.3)	(3.0)
	$48.2	$54.3	$59.4
We recognized impairment charges related to certain operating lease assets during 2022, 2021 and 2020, as discussed in Note 14.

Maturities of operating lease liabilities as of December 31, 2022 were as follows:

Year Ending December 31:
2023	$40.1
2024	28.0
2025	23.7
2026	20.6
2027	15.3
Thereafter	50.3
Total lease payments	178.0
Less: imputed interest	(28.2)
$149.8
13.    Commitments and Contingencies
Service Agreements
We have entered into long-term agreements with certain vendors to provide for software and equipment maintenance, specified levels of bandwidth and other services. Under these arrangements, we are required to make periodic payments. Future minimum obligations under these non-cancelable agreements with initial terms in excess of one year at December 31, 2022 are as follows:

Year Ending December 31:
2023	$145.3
2024	96.8
2025	84.8
2026	79.6
2027	103.3
Thereafter	8.8
$518.6
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
On July 27, 2022, the 11th Circuit vacated the settlement approval order and remanded the case for further action due to standing issues among the class members. On August 18, 2022, the plaintiffs filed a petition for a rehearing before the 11th Circuit, which remains pending as of the date of this filing. On December 7, 2022, the 11th Circuit was notified of the death of one of the plaintiffs, Jason Bennett. The parties are currently briefing the effect, if any, of his death on the appeal. Given the pending nature of this petition, the possibility for one or more parties to seek relief from the Supreme Court and the ongoing briefing regarding the effect of the plaintiff's death, the finality and/or impact of the July 27, 2022 decision is uncertain. As a result, we have not adjusted our estimated loss provision for this settlement as of December 31, 2022.
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
Indemnifications
In the normal course of business, we have made indemnities under which we may be required to make payments in relation to certain transactions, including to our directors and officers to the maximum extent permitted under applicable state laws and indemnifications related to certain lease agreements. In addition, certain advertiser and reseller partner agreements contain indemnification provisions, which are generally consistent with those prevalent in the industry. We have not incurred material obligations under indemnification provisions historically, and do not expect to incur material obligations in the future. Accordingly, we have not recorded any liabilities related to such indemnities as of December 31, 2022 and 2021.
We include service level commitments to our customers guaranteeing certain levels of uptime reliability and performance for our hosting and premium DNS products. These guarantees permit those customers to receive credits in the event we fail to meet those levels, with exceptions for certain service interruptions including but not limited to periodic maintenance. We have not incurred any material costs as a result of such commitments during any of the periods presented, and have not recorded any liabilities related to such obligations as of December 31, 2022 and 2021.

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
As of December 31, 2022 and 2021, our accrual for estimated indirect tax liabilities was $18.9 million and $8.2 million, respectively, reflecting our best estimate of the probable liability based on an analysis of our business activities, revenues subject to indirect taxes and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation or settlements could be materially different than the amounts established for indirect tax contingencies.
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
During 2021, we recorded other charges and credits, which included (i) the $15.4 million gain on sale of the land and buildings of our former corporate headquarters and (ii) a $15.1 million charge due to the impairment of certain operating lease assets and related leasehold improvements associated with the decision to close one of our leased offices.
Restructuring and other during 2022 of $15.7 million primarily includes the impairment and loss on disposition of certain assets.
15.     Defined Contribution Plan
We maintain defined contribution 401(k) plans covering eligible U.S. employees, who may contribute up to 100% of their compensation, subject to limitations established by the Internal Revenue Code. We match employee contributions on a discretionary basis. Expense for our matching contributions was $15.9 million, $15.0 million and $14.5 million during 2022, 2021 and 2020, respectively.
We maintain defined contribution benefit plans covering eligible foreign employees. Expense related to such plans was not material in any period presented.
16.    Income Taxes
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
Benefit (Provision) for Income Taxes
Our benefit (provision) for income taxes includes U.S. federal, state and foreign income taxes. The domestic and foreign components of our income (loss) before income taxes were as follows:

	Year Ended December 31,
	2022	2021	2020
U.S.	$418.6	$310.3	$(423.4)
Foreign	(62.1)	(56.7)	(72.0)
Income (loss) before income taxes	$356.5	$253.6	$(495.4)
Our benefit (provision) for income taxes was as follows:

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$(1.3)	$(2.1)	$(3.4)
State	(0.9)	(2.9)	(1.1)
Foreign	(16.9)	(22.6)	(19.3)
	(19.1)	(27.6)	(23.8)
Deferred:
Federal	(0.7)	2.3	2.9
State	(0.5)	0.2	1.5
Foreign	16.7	14.3	20.7
	15.5	16.8	25.1
Benefit (provision) for income taxes	$(3.6)	$(10.8)	$1.3
A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate was as follows:

	Year Ended December 31,
	2022	2021	2020
Expected benefit (provision) at U.S. federal statutory tax rate	$(74.9)	$(53.3)	$104.0
Effect of investment in Desert Newco	(22.0)	(50.4)	10.4
Research and development credits	29.2	21.9	75.0
TRA liability adjustment	—	—	(5.3)
Foreign earnings	3.7	(0.9)	(5.4)
Effect of changes in tax rates	—	(3.6)	—
Uncertain tax positions	(10.6)	(10.7)	(5.6)
State taxes, net of federal benefit	2.9	(31.5)	44.9
Effect of restructurings of domestic subsidiary	(7.0)	—	—
Other	(1.9)	3.8	0.9
Effect of changes in valuation allowances	77.0	113.9	(217.6)
Benefit (provision) for income taxes	$(3.6)	$(10.8)	$1.3

Deferred Taxes
The components of our deferred taxes were as follows:

	December 31,
	2022	2021

DTAs:
Investment in Desert Newco	$800.0	$900.8
NOLs	523.2	599.7
Tax credits	134.4	101.4
Deferred interest	38.2	40.0
Operating lease liabilities	17.8	19.4
Other	9.9	6.1
Valuation allowance	(1,504.8)	(1,644.6)
Total DTAs	18.7	22.8
DTLs:
Identified intangible assets	(61.3)	(83.7)
Operating lease assets	(8.1)	(9.1)
Total DTLs	(69.4)	(92.8)
Net DTLs	$(50.7)	$(70.0)
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
Provisions enacted in the Tax Cuts and Jobs Act related to the capitalization for tax purposes of research and experimental expenditures became effective on January 1, 2022. These provisions require us to capitalize research and experimental expenditures and amortize them on the U.S. tax return over five or fifteen years, depending on where research is conducted. The enacted provision did not have a material impact on our consolidated financial statements.
In determining the need for a valuation allowance, we prepare quarterly estimates using historical and forecasted future operating results, based upon approved business plans, including a review of the eligible carryforward periods and tax planning strategies. Based primarily on the negative evidence outweighing the positive evidence as of December 31, 2022, we believe there is uncertainty as to when we will be able to utilize certain of our domestic net operating losses (NOLs), credit carryforwards and other deferred tax assets (DTAs). This negative evidence includes our historical tax losses, the difficulty in forecasting excess tax benefits related to equity-based compensation, as well as the difficulty in forecasting profits due to the current uncertain macroeconomic conditions, such as inflation and the possibility of a recession or an economic slowdown in the U.S. Therefore, we have recorded a valuation allowance against the DTAs for which we have concluded it is more-likely-than-not they will not be realized.
If the current uncertain macroeconomic conditions dissipate making it easier to forecast in the long-term, our operating results continue to improve and our projections show sufficient utilization of tax attributes, we will consider that as significant positive evidence and our future reassessment may result in the determination that all or a portion of the valuation allowance is no longer required. If this were to occur, any reversal of the valuation allowance would result in a corresponding non-cash income tax benefit, thereby increasing total DTAs.

As of December 31, 2022, we had U.S. federal, state and foreign gross NOLs and tax credits, a portion of which will begin to expire in 2030, as follows:

	Gross NOLs and Tax Credits	Portion Subject to a Valuation Allowance
Federal	$2,148.4	2,148.4
State	2,410.8	2,410.8
Foreign	33.7	21.7
	$4,592.9	$4,580.9
As of December 31, 2022, we have provided income taxes on the earnings of foreign subsidiaries, except to the extent such earnings are considered indefinitely reinvested. We have determined the amount of unrecognized DTL related to these temporary differences to be immaterial.
Uncertain Tax Positions
Our liability for unrecognized tax benefits was as follows:

	December 31,
	2022	2021

Balance at beginning of period	$120.7	$51.8
Gross increases - tax positions in prior period	7.2	41.0
Gross increases - tax positions in current period	11.8	21.5
Current year acquisitions	—	6.4
Balance at end of period	$139.7	$120.7
The total amount of gross unrecognized tax benefits was $139.7 million as of December 31, 2022, of which $41.5 million, if fully recognized, would decrease our effective tax rate.
We recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. Other long-term liabilities includes accrued interest and penalties related to unrecognized tax benefits of $28.2 million and $19.0 million as of December 31, 2022 and 2021, respectively. We do not expect a significant decrease in our liability for unrecognized tax benefits in the next 12 months.
We have filed all income tax returns for years through 2021, other than for the UK, Germany and the Netherlands. These returns are subject to examination by the taxing authorities in the respective jurisdictions, generally for three or four years after they were filed. Although we believe the amounts reflected in our tax returns substantially comply with applicable U.S. federal, state and foreign tax regulations, the respective taxing authorities may take contrary positions based on their interpretation of the law. A tax position successfully challenged by a taxing authority could result in an adjustment to our benefit for income taxes in the period in which a final determination is made.
17.    Income (Loss) Per Share
Basic income (loss) per share is computed by dividing net income (loss) attributable to GoDaddy Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive shares unless their effect is antidilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows:

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income	$352.9	$242.8	$(494.1)
Less: net income attributable to non-controlling interests	0.7	0.5	1.0
Net income (loss) attributable to GoDaddy Inc.	$352.2	$242.3	$(495.1)
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	158,788	167,906	168,636
Effect of dilutive securities:
Class B common stock	313	414	—
Stock options	678	1,127	—
RSUs, PSUs and ESPP shares	1,678	1,658	—
Weighted-average shares of Class A Common stock outstanding—diluted	161,457	171,105	168,636

Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock—basic	$2.22	$1.44	$(2.94)
Net income (loss) attributable to GoDaddy Inc. per share of Class A common stock—diluted(1)	$2.19	$1.42	$(2.94)
_________________________________
(1) The diluted income (loss) per share calculations exclude net income attributable to non-controlling interests, unless the effect is antidilutive.
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted income (loss) per share because the effect of including such shares would have been antidilutive:

	Year Ended December 31,
	2022	2021	2020
Class B common stock	—	—	1,145
Stock options	234	544	3,259
RSUs, PSUs and ESPP shares	492	881	2,045
	726	1,425	6,449
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
Our chief operating decision maker (CODM), which, as of December 31, 2022, was our Chief Executive Officer, evaluates the performance of and allocates resources to our segments based on each segment's revenue and earnings before interest, taxes, depreciation and amortization (Segment EBITDA). Segment EBITDA is defined as segment revenues less costs and operating expenses, excluding depreciation and amortization, interest expense (net), provision or benefit for income taxes, equity-based compensation expense, acquisition-related costs, restructuring-related expenses and certain other items. We believe Segment EBITDA serves as a measure that assists our CODM and our investors in comparing our segments' performance on a consistent basis.

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
Corporate overhead primarily includes general and administrative expenses and items not allocated to either segment as well as those costs specifically excluded from Segment EBITDA, our segment measure of profitability, such as depreciation and amortization, interest expense and income and provision or benefit for income taxes.
The following table presents our segment information for the periods indicated:

	Year Ended December 31,
	2022	2021	2020

Revenue:
A&C	$1,279.7	$1,128.3	$926.1
Core	2,811.6	2,687.4	2,390.6
Total revenue	$4,091.3	$3,815.7	$3,316.7
Segment EBITDA:
A&C	$522.8	$447.7	$349.7
Core	783.7	679.7	628.2
Total Segment EBITDA	1,306.5	1,127.4	977.9
Unallocated corporate overhead	(293.5)	(255.2)	(255.7)
Depreciation and amortization	(194.6)	(199.6)	(202.7)
Equity-based compensation expense	(264.4)	(207.9)	(191.5)
Interest expense, net of interest income	(135.0)	(124.9)	(86.9)
Tax receivable agreements liability adjustment	—	—	(674.7)
Acquisition-related expenses	(35.1)	(78.2)	(25.0)
Restructuring and other(1)	(27.4)	(8.0)	(36.8)
Income before income taxes	356.5	253.6	(495.4)
Benefit (provision) for income taxes	(3.6)	(10.8)	1.3
Net income (loss)	$352.9	$242.8	$(494.1)
_________________________________
(1)Includes lease-related expenses associated with closed facilities, charges related to certain legal matters, and expenses incurred in relation to the refinancing of our long-term debt.

19.     Accumulated Other Comprehensive Loss
The following table presents AOCI activity in equity:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Total AOCI
Gross balance as of December 31, 2020(2)	$(98.8)	$(32.8)	$(131.6)
Other comprehensive income (loss) before reclassifications	45.9	(37.0)	8.9
Amounts reclassified from AOCI	—	84.0	84.0
Other comprehensive income - 2021	45.9	47.0	92.9
	$(52.9)	$14.2	(38.7)
Less: AOCI attributable to non-controlling interests			0.1
Balance as of December 31, 2021			$(38.6)

Gross balance as of December 31, 2021(2)	$(52.9)	$14.2	$(38.7)
Other comprehensive income (loss) before reclassifications	(22.1)	171.2	149.1
Amounts reclassified from AOCI	—	68.0	68.0
Other comprehensive income - 2022	(22.1)	239.2	217.1
	$(75.0)	$253.4	178.4
Less: AOCI attributable to non-controlling interests			(0.4)
Balance as of December 31, 2022			$178.0
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
20.    Subsequent Events
On February 8, 2023, the audit and finance committee of our board of directors authorized a restructuring plan to reduce future operating expenses and improve cash flows through a combination of a reduction in force and a rationalization of our portfolio. As part of this plan, we announced a reduction in our current workforce of approximately 550 employees, representing approximately 8% of our total employees.
We estimate we will incur approximately $55.0 million to $65.0 million of pre-tax restructuring and exit related charges, of which $30.0 million to $40.0 million represents future cash expenditures for the payment of severance and related benefit costs and approximately $25.0 million represents non-cash pre-tax charges in connection with the disposition of certain assets. We expect that the majority of these charges will be incurred in the first quarter of 2023 and that the restructuring will be substantially complete in the first half of 2023.

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
Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2022 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on our assessment under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP (PCAOB ID: 42), an independent registered public accounting firm, as stated in their report included herein.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of GoDaddy Inc.
Opinion on Internal Control over Financial Reporting
We have audited GoDaddy Inc.'s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, GoDaddy Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022 and the related notes and our report dated February 16, 2023 expressed an unqualified opinion thereon.
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
February 16, 2023

Item 9B. Other Information
None.
Part III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders (the 2023 Proxy Statement) to be filed with the SEC within 120 days of the year ended December 31, 2022 and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption "Delinquent Section 16(a) Reports" in the 2023 Proxy Statement and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.
Part IV.
Item 15. Exhibits, Financial Statement Schedules
We have filed the following documents as part of this Annual Report on Form 10-K:
Financial Statements
Our financial statements are listed in the "Index to Consolidated Financial Statements" under Item 8 "Financial Statements and Supplementary Data."
Financial Statement Schedules
All other schedules have been omitted because they are either not required, not applicable or the required information is otherwise included.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Reorganization Agreement dated as of March 31, 2015, by and among GoDaddy Inc., Desert Newco, LLC and the other parties named therein	8-K	001-36904	2.1	4/6/2015
3.1	Restated Certificate of Incorporation of GoDaddy Inc., dated June 1, 2022	8-K	001-36904	3.1	6/3/2022
3.2	Second Amended and Restated Bylaws of GoDaddy Inc., dated July 7, 2022	8-K	001-36904	3.1	7/8/2022
4.1	Specimen common stock certificate of GoDaddy Inc.	S-1/A	333-196615	4.1	3/19/2015
4.2	Amended and Restated Registration Rights Agreement, dated as of March 31, 2015, by and among GoDaddy Inc., Desert Newco, LLC and the other parties named therein	8-K	001-36904	10.3	4/6/2015
4.3	Stockholder Agreement, dated as of March 31, 2015, by and among GoDaddy Inc., Desert Newco, LLC and the other parties named therein	8-K	001-36904	10.4	4/6/2015
4.4	Exchange Agreement, dated as of March 31, 2015, by and among GoDaddy Inc., Desert Newco, LLC and the other parties named therein	8-K	001-36904	10.2	4/6/2015
4.5+	GoDaddy Inc. 2015 Equity Incentive Plan, and form of agreements thereunder	S-8	333-203166	4.2	4/1/2015
4.6+	GoDaddy Inc. 2015 Employee Stock Purchase Plan, as amended on June 27, 2016, and form of agreements thereunder	10-Q	001-36904	4.1	11/2/2016
4.7+	Desert Newco, LLC 2011 Unit Incentive Plan, as amended, and form of agreements thereunder	S-8	333-203166	4.4	4/1/2015
4.8+	Bootstrap, Inc. 2008 Stock Plan, and form of agreements thereunder	S-1/A	333-196615	10.11	2/13/2015
4.9+	The Go Daddy Group, Inc. 2006 Equity Incentive Plan	S-1/A	333-196615	10.28	3/19/2015
4.10	Description of Capital Stock	10-K	333-196615	4.10	2/21/2020
4.11	Indenture, dated as of June 4, 2019, by and among Go Daddy Operating Company, LLC, GD Finance Co, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-36904	4.1	6/7/2019
4.12	Form of 5.250% Senior Note due 2027 (included in Exhibit 4.11)	8-K	001-36904	4.2	6/7/2019
4.13	Indenture, dated as of February 25, 2021, by and among Go Daddy Operating Company, LLC, GD Finance Co, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-36904	4.1	2/26/2021
4.14	Form of 3.500% Senior Note due 2029 (included in Exhibit 4.13)	8-K	001-36904	4.2	2/26/2021
4.15*
First Supplemental Indenture to the Indenture dated June 4, 2019, among Go Daddy Operating Company, LLC, GD Finance Co, LLC, Poynt, LLC, Registry Services, LLC and Computershare Trust Company, National Association, dated January 24, 2023

4.16*
First Supplemental Indenture to the Indenture dated February 25, 2021, among Go Daddy Operating Company, LLC, GD Finance Co, LLC, Poynt, LLC, Registry Services, LLC and Computershare Trust Company, National Association, dated January 24, 2023

10.1	Third Amended and Restated Limited Liability Company Agreement of Desert Newco, LLC, dated as of March 31, 2015, by and among GoDaddy Inc., Desert Newco, LLC and the other parties named therein	8-K	001-36904	10.1	4/6/2015
10.2	Tax Receivable Agreement (Exchanges) dated as of March 31, 2015, by and among GoDaddy Inc. and the persons named therein	8-K	001-36904	10.5	4/6/2015
10.3	Tax Receivable Agreement (KKR Co-Invest Reorganization) dated as of March 31, 2015, by and among GoDaddy Inc. and GDG Co-Invest Blocker L.P.	8-K	001-36904	10.6	4/6/2015
10.4	Tax Receivable Agreement (KKR Reorganization) dated as of March 31, 2015, by and among GoDaddy Inc. and KKR 2006 GDG Blocker L.P.	8-K	001-36904	10.7	4/6/2015
10.5	Tax Receivable Agreement (SLP Reorganization) dated as of March 31, 2015, by and among GoDaddy Inc. and SLP III Kingdom Feeder I, L.P.	8-K	001-36904	10.8	4/6/2015
10.6	Tax Receivable Agreement (TCV Reorganization) dated as of March 31, 2015, by and among GoDaddy Inc. and TCV VII (A) L.P.	8-K	001-36904	10.9	4/6/2015
10.7	Amendment No. 1 to the Tax Receivable Agreement (Exchanges), dated July 31, 2020, by and among the Company and the parties named therein.	8-K	001-36904	10.1	8/5/2020
10.8	TRA (Exchanges) Termination and Release Agreement, dated July 31, 2020, by and among the Company and the parties named therein and subsequently becoming parties thereto	8-K	001-36904	10.2	8/5/2020

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.9	TRA (KKR Reorganization) Termination and Release Agreement, dated July 31, 2020, by and between the Company and KKR 2006 GDG Blocker L.P.	8-K	001-36904	10.3	8/5/2020
10.10	TRA (KKR Co-Invest Reorganization) Termination and Release Agreement, dated July 31, 2020, by and between the Company and GDG Co-Invest Blocker L.P.	8-K	001-36904	10.4	8/5/2020
10.11	TRA (SLP Reorganization) Termination and Release Agreement, dated July 31, 2020, by and between the Company and SLP III Kingdom Feeder I, L.P.	8-K	001-36904	10.5	8/5/2020
10.12	TRA (TCV Reorganization) Termination and Release Agreement, by and between the Company and TCV VII (A) L.P.	8-K	001-36904	10.6	8/5/2020
10.13	Registrar Accreditation Agreement, dated July 14, 2013, by and between GoDaddy.com, LLC and Internet Corporation for Assigned Names and Numbers	S-1	333-196615	10.16	6/9/2014
10.14	.COM Registry-Registrar Agreement, dated July 5, 2012, by and between GoDaddy.com, LLC and VeriSign, Inc.	S-1	333-196615	10.17	6/9/2014
10.15	Amendment No. 5 to Credit Agreement, including as Annex A, the Second Amended and Restated Credit Agreement, dated as of February 15, 2017, by and among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, Inc., Barclays Bank PLC, Deutsche Bank Securities Inc., RBC Capital Markets, KKR Capital Markets LLC, J.P. Morgan Securities LLC, Morgan Stanley Senior Funding Inc., and Citigroup Global Markets, Inc. (the Fifth Amendment)	8-K	001-36904	10.1	2/16/2017
10.16	Technical Amendment to the Fifth Amendment	8-K	001-36904	10.1	5/26/2017
10.17	Amendment No. 1 to the Fifth Amendment, dated as of November 22, 2017	8-K	001-36904	10.1	11/22/2017
10.18	Joinder and Amendment Agreement to the Fifth Amendment, by and among Go Daddy Operating Company, LLC, GD Finance Co, Inc., the guarantors party thereto, the lenders party thereto and Barclays Bank PLC, as administrative agent, collateral agent, swingline lender and letter of credit issuer	8-K	001-36904	10.1	6/7/2019
10.19	Amendment No. 3 to the Second Amended and Restated Credit Agreement by and among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, Inc., the lending institutions from time to time party thereto, and Barclays Bank PLC, effective as of October 3, 2019	8-K	001-36904	10.1	10/4/2019
10.20	Joinder and Fourth Amendment Agreement to the Second Amended and Restated Credit Agreement, by and among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, Inc., the lending institutions party thereto, and Barclays Bank PLC, effective as of August 10, 2020.	8-K	001-36904	10.1	8/13/2020
10.21	Fifth Amendment Agreement to the Second Amended and Restated Credit Agreement by and among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, Inc., the lending institutions from time to time party thereto, and Barclays Bank PLC, effective as of March 8, 2021	8-K	001-36904	10.1	3/11/2021
10.22	Purchase Agreement, dated as of February 22, 2021, by and among Go Daddy Operating Company, LLC, GD Finance Co, Inc., the guarantors party thereto and the Initial Purchasers	8-K	001-36904	10.1	2/26/2021
10.23	Form of Indemnification Agreement between the Company and its directors and officers	S-1/A	333-196615	10.20	2/24/2015
10.24+	Executive Incentive Compensation Plan	S-1/A	333-196615	10.22	2/24/2015
10.25+	Employment Agreement, dated as of September 4, 2019, by and among GoDaddy.com, LLC, Desert Newco, LLC and Aman Bhutani	10-Q	001-36904	10.2	11/7/2019
10.26+	Offer Letter between GoDaddy, LLC and Mark McCaffrey, dated May 1, 2021	8-K	001-36904	10.1	5/5/2021
10.27+	Offer Letter between GoDaddy, LLC and Michele Lau, dated May 1, 2021	8-K	001-36904	10.2	5/5/2021
10.28+	Form of Change in Control and Severance Agreement dated May 1, 2021	8-K	001-36904	10.3	5/5/2021
10.29+***	Employment Contract between Go Daddy Singapore Pte. Ltd. and Roger Chen, dated July 1, 2022	8-K	001-36904	10.1	7/8/2022
10.30	Master Confirmation, dated February 14, 2022, by and between GoDaddy Inc. and Goldman Sachs & Co. LLC	8-K	001-36904	10.1	2/16/2022
10.31	Master Confirmation, dated February 14, 2022, by and between GoDaddy Inc. and Morgan Stanley & Co. LLC	8-K	001-36904	10.2	2/16/2022
10.32+	Form of Performance Restricted Stock Unit Award Agreement under the GoDaddy Inc. 2015 Equity Incentive Plan	10-Q	001-36904	10.5	5/05/2022

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.33	Joinder and Sixth Amendment to the Second Amended and Restated Credit Agreement by and among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, LLC, the lending institutions from time to time party thereto, Barclays Bank PLC and Royal Bank of Canada, effective as of November 10, 2022	8-5	001-36904	10.1	11/10/2022
21.1*	List of subsidiaries of GoDaddy Inc.
23.1*	Consent of independent registered public accounting firm
24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan or arrangement.
#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. GoDaddy Inc. agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request.
*	Filed herewith.
**	The certifications attached as Exhibit 32.1 accompanying this Annual Report on Form 10-K, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of GoDaddy Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
***	Certain provisions or terms of the agreement have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. GoDaddy Inc. agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GODADDY INC.

Date:	February 16, 2023	/s/ Aman Bhutani
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Aman Bhutani	Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2023
Aman Bhutani
/s/ Mark McCaffrey	Chief Financial Officer (Principal Financial Officer)	February 16, 2023
Mark McCaffrey
/s/ Nick Daddario	Chief Accounting Officer (Principal Accounting Officer)	February 16, 2023
Nick Daddario
/s/ Brian H. Sharples	Chairman of the Board of Directors	February 16, 2023
Brian H. Sharples
/s/ Herald Y. Chen	Director	February 16, 2023
Herald Y. Chen
/s/ Caroline F. Donahue	Director	February 16, 2023
Caroline F. Donahue
/s/ Mark Garrett	Director	February 16, 2023
Mark Garrett
/s/ Charles J. Robel	Director	February 16, 2023
Charles J. Robel
/s/ Leah Sweet	Director	February 16, 2023
Leah Sweet
/s/ Srini Tallapragada	Director	February 16, 2023
Srini Tallapragada
/s/ Sigal Zarmi	Director	February 16, 2023
Sigal Zarmi