Form 10-Q
period 2023-03-31
GoDaddy Inc.
filed 2023-05-05
CIK 1609711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                         ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒
As of April 28, 2023, there were 154,202,375 shares of GoDaddy Inc.'s Class A common stock, $0.001 par value per share, outstanding and 307,223 shares of GoDaddy Inc.'s Class B common stock, $0.001 par value per share, outstanding.

GoDaddy Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2023

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
•our ability to effectively manage our growth and associated investments, including our migration of the vast majority of our applications and services to the public cloud;
•our ability to integrate acquisitions or our entry into new lines of business and our ability to achieve expected results from our integrations and new lines of business;
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
•our expectations regarding the effectiveness of our February 2023 restructuring efforts;
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
Unless expressly indicated or the context suggests otherwise, references to "GoDaddy," "Company," "company," "we," "us" and "our" refer to GoDaddy Inc. and its consolidated subsidiaries, including Desert Newco, LLC and its subsidiaries (Desert Newco).
iii

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
GoDaddy Inc.
Consolidated Balance Sheets (unaudited)
(In millions, except shares in thousands and per share amounts)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$892.4	$774.0
Accounts and other receivables	68.7	60.1
Prepaid domain name registry fees	456.2	435.7
Prepaid expenses and other current assets	291.1	312.8
Assets held for sale	21.7	—
Total current assets	1,730.1	1,582.6
Property and equipment, net	216.0	225.6
Operating lease assets	75.1	84.1
Prepaid domain name registry fees, net of current portion	206.5	197.1
Goodwill	3,549.1	3,536.9
Intangible assets, net	1,203.4	1,252.2
Other assets	112.1	95.0
Total assets	$7,092.3	$6,973.5
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$140.0	$130.9
Accrued expenses and other current liabilities	383.9	356.7
Deferred revenue	2,043.2	1,954.0
Long-term debt	18.3	18.2
Liabilities held for sale	13.9	—
Total current liabilities	2,599.3	2,459.8
Deferred revenue, net of current portion	795.5	770.3
Long-term debt, net of current portion	3,809.6	3,812.9
Operating lease liabilities, net of current portion	109.9	116.5
Other long-term liabilities	86.9	87.1
Deferred tax liabilities	46.6	56.2
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.001 par value - 50,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value - 1,000,000 shares authorized; 154,114 and 153,830 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	0.2	0.2
Class B common stock, $0.001 par value - 500,000 shares authorized; 307 and 312 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	1,990.5	1,912.6
Accumulated deficit	(2,489.3)	(2,422.6)
Accumulated other comprehensive income	140.7	178.0
Total stockholders' deficit attributable to GoDaddy Inc.	(357.9)	(331.8)
Non-controlling interests	2.4	2.5
Total stockholders' deficit	(355.5)	(329.3)
Total liabilities and stockholders' deficit	$7,092.3	$6,973.5
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Operations (unaudited)
(In millions, except shares in thousands and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue:
Applications & commerce	$338.0	$303.1
Core platform	698.0	699.6
Total revenue	1,036.0	1,002.7
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	386.1	370.2
Technology and development	215.0	190.1
Marketing and advertising	92.4	116.3
Customer care	76.8	77.7
General and administrative	94.1	90.6
Restructuring and other	52.3	—
Depreciation and amortization	48.5	48.2
Total costs and operating expenses	965.2	893.1
Operating income	70.8	109.6
Interest expense	(45.8)	(33.6)
Other income (expense), net	22.6	(1.1)
Income before income taxes	47.6	74.9
Provision for income taxes	(0.2)	(6.3)
Net income	47.4	68.6
Less: net income attributable to non-controlling interests	0.1	0.2
Net income attributable to GoDaddy Inc.	$47.3	$68.4
Net income attributable to GoDaddy Inc. per share of Class A common stock:
Basic	$0.31	$0.42
Diluted	$0.30	$0.41
Weighted-average shares of Class A common stock outstanding:
Basic	154,124	164,323
Diluted	156,644	166,811
___________________________
(1) Costs and operating expenses include equity-based compensation expense as follows:
Cost of revenue	$0.4	$0.3
Technology and development	39.0	32.9
Marketing and advertising	6.6	7.0
Customer care	5.4	4.2
General and administrative	20.2	16.8
Restructuring and other	2.3	—
Total equity-based compensation expense	$73.9	$61.2
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	Three Months Ended March 31,
	2023	2022
Net income	$47.4	$68.6
Foreign exchange forward contracts gain (loss), net	(6.9)	3.2
Unrealized swap gain (loss), net(1)	(32.6)	89.9
Change in foreign currency translation adjustment	2.1	(34.3)
Comprehensive income	10.0	127.4
Less: comprehensive income attributable to non-controlling interests	0.2	0.3
Comprehensive income attributable to GoDaddy Inc.	$9.8	$127.1
___________________________
(1) Amounts are net of the tax effects reflected below:
Unrealized swap gain (loss), net	$—	$(2.5)
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Stockholders' Deficit (unaudited)
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	153,830	$0.2	312	$—	$1,912.6	$(2,422.6)	$178.0	$2.5	$(329.3)
Net income	—	—	—	—	—	47.3	—	0.1	47.4
Equity-based compensation, including amounts capitalized	—	—	—	—	74.5	—	—	—	74.5
Stock option exercises	132	—	—	—	3.2	—	—	—	3.2
Repurchases of Class A common stock	(1,553)	—	—	—	—	(113.9)	—	—	(113.9)
Impact of derivatives, net	—	—	—	—	—	—	(39.5)	—	(39.5)
Change in foreign currency translation adjustment	—	—	—	—	—	—	2.1	—	2.1
Vesting of restricted stock units and other	1,705	—	(5)	—	0.2	(0.1)	0.1	(0.2)	—
Balance at March 31, 2023	154,114	$0.2	307	$—	$1,990.5	$(2,489.3)	$140.7	$2.4	$(355.5)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	166,901	$0.2	320	$—	$1,594.7	$(1,474.6)	$(38.6)	$1.5	$83.2
Net income	—	—	—	—	—	68.4	—	0.2	68.6
Equity-based compensation, including amounts capitalized	—	—	—	—	62.2	—	—	—	62.2
Stock option exercises	202	—	—	—	8.5	—	—	—	8.5
Repurchases of Class A common stock	(6,532)	—	—	—	—	(750.2)	—	—	(750.2)
Impact of derivatives, net	—	—	—	—	—	—	93.1	—	93.1
Change in foreign currency translation adjustment	—	—	—	—	—	—	(34.3)	—	(34.3)
Vesting of restricted stock units and other	1,115	—	(8)	—	0.2	—	(0.1)	0.1	0.2
Balance at March 31, 2022	161,686	$0.2	312	$—	$1,665.6	$(2,156.4)	$20.1	$1.8	$(468.7)
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net income	$47.4	$68.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48.5	48.2
Equity-based compensation expense	73.9	61.2
Non-cash restructuring charges	21.0	—
Other	(1.1)	17.6
Changes in operating assets and liabilities, net of amounts acquired:
Prepaid domain name registry fees	(29.5)	(19.8)
Deferred revenue	114.8	94.6
Other operating assets and liabilities	(4.7)	(19.5)
Net cash provided by operating activities	270.3	250.9
Investing activities
Purchases of property and equipment	(22.8)	(12.3)
Other investing activities	—	(0.2)
Net cash used in investing activities	(22.8)	(12.5)
Financing activities
Proceeds received from:
Stock option exercises	3.2	8.5
Payments made for:
Repurchases of Class A common stock	(119.7)	(750.1)
Repayment of term loans	(6.3)	(8.1)
Other financing obligations	(1.4)	(0.9)
Net cash used in financing activities	(124.2)	(750.6)
Cash and cash equivalents classified within assets held for sale	(5.2)	—
Effect of exchange rate changes on cash and cash equivalents	0.3	(0.8)
Net increase (decrease) in cash and cash equivalents	118.4	(513.0)
Cash and cash equivalents, beginning of period	774.0	1,255.7
Cash and cash equivalents, end of period	$892.4	$742.7

Cash paid during the period for:
Interest on long-term debt, including impact of interest rate swaps	$44.7	$28.1
Income taxes, net of refunds received	$2.2	$4.5
Amounts included in the measurement of operating lease liabilities	$12.1	$13.7
Supplemental disclosure of non-cash transactions
Operating lease assets obtained in exchange for operating lease liabilities	$1.4	$3.0
Accrued purchases of property and equipment at period end	$2.0	$5.9
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except shares in thousands and per share amounts)

1.    Organization and Background
Organization
We are the sole managing member of Desert Newco, and as a result, we consolidate its financial results and report non-controlling interests representing the economic interests held by other members. The calculation of non-controlling interests excludes any net income attributable directly to GoDaddy Inc. As of March 31, 2023, we owned approximately 99.8% of Desert Newco.
Basis of Presentation
Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and include our accounts and the accounts of our subsidiaries. All material intercompany accounts and transactions have been eliminated.
Our interim financial statements are unaudited, and in our opinion, include all adjustments of a normal recurring nature necessary for the fair presentation of the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for any subsequent period or for the year ending December 31, 2023.
These financial statements should be read in conjunction with our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the 2022 Form 10-K).
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
Segments
We report our operating results through two reportable segments: Applications and Commerce (A&C) and Core Platform (Core), as further discussed in Note 16.
2.    Summary of Significant Accounting Policies
Property and Equipment
Property and equipment, net by geography was as follows:

	March 31, 2023	December 31, 2022
U.S.	$162.7	$167.5
France	26.8	28.8
All other international	26.5	29.3
	$216.0	$225.6
No other international country represented more than 10% of property and equipment, net in any period presented.
Equity Investments
We hold investments in privately held equity securities, which are recorded in other assets and totaled $54.9 million and $40.5 million at March 31, 2023 and December 31, 2022, respectively. These securities are recorded at cost and adjusted for observable transactions for same or similar investments of the same issuer or impairment. Investment gains and losses are recorded in other income (expense), net. During the three months ended March 31, 2023, we recorded a $14.4 million increase to the carrying value of one of our investments.
Valuations of privately held securities are inherently complex and require judgment due to the lack of readily available observable market data. A security's carrying value is not adjusted if there are no observable price changes in a same or similar security from the same issuer or if there are no identified events or changes in circumstances that may indicate impairment. In determining the estimated fair value of our investments, we utilize the most recent data available to us. We assess our investments for impairment at least quarterly using both qualitative and quantitative factors. If an investment is considered impaired, we recognize an impairment loss and establish a new carrying value for the investment. Our analysis did not indicate impairment of our investments as of March 31, 2023.
Revenue Recognition
Disaggregated Revenue
Revenue by major product type was as follows:

	Three Months Ended March 31,
	2023	2022
Applications and commerce	$338.0	$303.1
Core platform: domains	492.1	483.9
Core platform: other	205.9	215.7
	$1,036.0	$1,002.7

No single customer represented over 10% of our total revenue for any period presented.
Revenue by geography is based on the customer's billing address and was as follows:

	Three Months Ended March 31,
	2023	2022
U.S.	$695.4	$672.9
International	340.6	329.8
	$1,036.0	$1,002.7
No international country represented more than 10% of total revenue in any period presented.
See Note 7 for information regarding our deferred revenue.
Assets Recognized from Contract Costs
Fees paid to various registries at the inception of a domain registration or renewal represent costs to fulfill a contract. We capitalize and amortize these prepaid domain name registry fees to cost of revenue consistent with the pattern of transfer of the product to which the asset relates. Amortization expense of such asset was $185.1 million and $174.1 million for the three months ended March 31, 2023 and 2022, respectively.
Restructuring and other
Restructuring and other primarily represents charges related to the restructuring plan announced in February 2023, which was implemented to reduce future operating expenses and improve cash flows through a combination of a reduction in force and a commitment to sell certain assets and liabilities of our hosting business within our Core segment. See Note 13 for further discussion of restructuring charges pursuant to our restructuring plan as of March 31, 2023.
Assets and Liabilities Held for Sale
We classify assets and liabilities as held for sale when our management, with the appropriate authority, approves and commits to a formal plan of sale with the expectation that such sale will be completed within one year. The net assets and liabilities of a disposal group designated as held for sale are then recorded at the lower of their current carrying value or their fair market value, less costs to sell. See Note 13 for further discussion of our assets and liabilities classified as held for sale as of March 31, 2023.
Fair Value Measurements
The following tables set forth our material assets and liabilities measured and recorded at fair value on a recurring basis:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Commercial paper	$—	$115.0	$—	$115.0
Time deposits	360.6	—	—	360.6
Derivative assets	—	168.1	—	168.1
Total assets	$360.6	$283.1	$—	$643.7
Liabilities:
Derivative liabilities	$—	$3.8	$—	$3.8
Total liabilities	$—	$3.8	$—	$3.8

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Commercial paper	$—	$120.0	$—	$120.0
Time deposits	347.3	—	—	347.3
Derivative assets	—	218.5	—	218.5
Total assets	$347.3	$338.5	$—	$685.8
Liabilities:
Derivative liabilities	$—	$4.9	$—	$4.9
Total liabilities	$—	$4.9	$—	$4.9
We have no other material assets or liabilities measured at fair value on a recurring basis.
3.    Goodwill and Intangible Assets
The following table summarizes changes in our goodwill balance by segment:

	A&C	Core	Total
Balance at December 31, 2022	$1,497.0	$2,039.9	$3,536.9
Impact of foreign currency translation	6.2	8.6	14.8
Goodwill reclassified to assets held for sale(1)	—	(2.6)	(2.6)
Balance at March 31, 2023	$1,503.2	$2,045.9	$3,549.1
_________________________________
(1)See Note 13 for additional discussion of assets held for sale pursuant to our restructuring plan.
Intangible assets, net are summarized as follows:

	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	242.4	n/a	242.4
Contractual-based assets	256.8	n/a	256.8
Finite-lived intangible assets(1):
Customer-related	451.6	$(301.8)	149.8
Developed technology	244.9	(185.0)	59.9
Trade names and other	104.0	(54.5)	49.5
	$1,744.7	$(541.3)	$1,203.4
_________________________________
(1)See Note 13 for additional discussion of assets held for sale pursuant to our restructuring plan.

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	243.2	n/a	243.2
Contractual-based assets	256.8	n/a	256.8
Finite-lived intangible assets:
Customer-related	487.7	$(309.0)	178.7
Developed technology	243.9	(171.1)	72.8
Trade names and other	109.8	(54.1)	55.7
	$1,786.4	$(534.2)	$1,252.2
Amortization expense was $32.7 million and $33.2 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the weighted-average remaining amortization period for amortizable intangible assets was 35 months for customer-related, 31 months for developed technology and 52 months for trade names and other, and was 37 months in total.
Based on the balance of finite-lived intangible assets as of March 31, 2023, expected future amortization expense is as follows:

Year Ending December 31:
2023 (remainder of)	$70.9
2024	81.5
2025	74.2
2026	25.0
2027	4.5
Thereafter	3.1
$259.2
4.    Stockholders' Equity
Share Repurchases
We have authority to repurchase up to $3,000.0 million of our Class A common stock. During the three months ended March 31, 2023, we repurchased a total of 1,553 shares, of our Class A common stock in the open market, which were retired upon repurchase, for an aggregate purchase price of $113.9 million. As of March 31, 2023, we had $1,586.0 million of remaining authorization available for repurchases.
5.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2023	December 31, 2022
Derivative assets	$168.1	$218.5
Prepaid software and maintenance expenses	44.5	29.5
Registry deposits	40.4	41.0
Usage-based prepaid expenses(1)	14.6	10.6
Other	23.5	13.2
	$291.1	$312.8
_________________________________
(1) Usage-based prepaid expenses include various cost of sales, marketing, rent and other prepaid commitments that are amortized as the funds are used.

6.    Equity-Based Compensation Plans
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
The following table summarizes stock option activity:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Exercise Price Per Share ($)
Outstanding at December 31, 2022	1,426	44.38
Exercised	(132)	24.17
Outstanding at March 31, 2023	1,294	46.45
Vested at March 31, 2023	1,248	45.72
The following table summarizes stock award activity:

Number of Shares of Class A Common Stock (#)
Outstanding at December 31, 2022	7,632
Granted: RSUs	3,235
Granted: TSR-based PSUs	264
TSR-based PSU achievement above target	91
Vested	(1,700)
Forfeited	(92)
Outstanding at March 31, 2023(1)	9,430
_________________________________
(1)Includes financial-based PSUs for which performance targets have not yet been established, and which are not yet considered granted for accounting purposes. The balance of outstanding awards is comprised of the following:

	Number of Shares of Class A Common Stock (#)	Weighted-Average Grant-Date Fair Value Per Share ($)
RSUs	8,617	78.16
TSR-based PSUs	788	119.07
Financial-based PSUs not yet granted for accounting purposes	25	N/A
Outstanding at March 31, 2023	9,430
As of March 31, 2023, total unrecognized compensation expense related to non-vested equity grants was $541.4 million with an expected remaining weighted-average recognition period of 2.5 years, which excludes PSUs not yet considered granted for accounting purposes.

7.    Deferred Revenue
Deferred revenue consisted of the following:

	March 31, 2023	December 31, 2022
Current:
A&C	$664.0	$622.1
Core	1,379.2	1,331.9
	$2,043.2	$1,954.0
Noncurrent:
A&C	$175.5	$173.1
Core	620.0	597.2
	$795.5	$770.3
The increase in deferred revenue is primarily driven by payments received in advance of satisfying our performance obligations, offset by $757.4 million of revenue recognized during the three months ended March 31, 2023, which was included in deferred revenue as of December 31, 2022. Deferred revenue as of March 31, 2023 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are satisfied, and is expected to be recognized as revenue as follows:

	Remainder of 2023	2024	2025	2026	2027	Thereafter	Total

A&C	$592.0	$173.9	$54.9	$10.9	$4.3	$3.5	$839.5
Core	1,189.7	478.5	152.0	76.7	43.5	58.8	1,999.2
	$1,781.7	$652.4	$206.9	$87.6	$47.8	$62.3	$2,838.7
8.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Accrued payroll and employee benefits	$105.0	$116.3
Tax-related accruals	57.0	42.8
Accrued legal and professional	33.3	34.3
Accrued acquisition-related expenses and acquisition consideration payable	28.8	26.2
Current portion of operating lease liabilities	28.7	33.3
Accrued restructuring costs	20.7	—
Accrued marketing and advertising	18.5	13.6
Derivative liabilities	3.8	4.9
Other	88.1	85.3
	$383.9	$356.7

9.    Long-Term Debt
Long-term debt consisted of the following:

	Maturity Date	March 31, 2023	December 31, 2022
2027 Term Loans (effective interest rate of 6.9% at March 31, 2023 and 4.3% at December 31, 2022)	August 10, 2027	$729.4	$731.3
2029 Term Loans (effective interest rate of 8.3% at March 31, 2023 and 4.1% at December 31, 2022)	November 10, 2029	1,765.6	1,770.0
2027 Senior Notes (effective interest rate of 5.5% at March 31, 2023 and 5.4% at December 31, 2022)	December 1, 2027	600.0	600.0
2029 Senior Notes (effective interest rate of 3.7% at March 31, 2023 and 3.6% at December 31, 2022)	March 1, 2029	800.0	800.0
Revolver	August 10, 2027	—	—
Total		3,895.0	3,901.3
Less: unamortized original issue discount and debt issuance costs(1)		(67.1)	(70.2)
Less: current portion of long-term debt		(18.3)	(18.2)
		$3,809.6	$3,812.9
_________________________________
(1)Original issue discount and debt issuance costs are amortized to interest expense over the life of the related debt instruments using the interest method.
Credit Facility
As described in our 2022 Form 10-K, our secured credit agreement (the Credit Facility) includes two tranches of term loans (the 2027 Term Loans and the 2029 Term Loans) and a revolving credit facility (the Revolver). A portion of the term loans is hedged by interest rate swap arrangements, as discussed in Note 10.
As of March 31, 2023, we had $1,000.0 million available for borrowing under the Revolver and we were not in violation of any covenants of the Credit Facility.
Senior Notes
As described in our 2022 Form 10-K, we have completed two offerings of senior notes (the 2027 Senior Notes and the 2029 Senior Notes).
As of March 31, 2023, we were not in violation of any covenants of the senior notes.
Fair Value
The estimated fair values of our long-term debt instruments are based on observable market prices for these loans, which are traded in less active markets and therefore classified as Level 2 fair value measurements, and were as follows as of March 31, 2023:

2027 Term Loans	$727.6
2029 Term Loans	$1,765.6
2027 Senior Notes	$586.0
2029 Senior Notes	$694.2

Future Debt Maturities
Aggregate principal payments, exclusive of any unamortized original issue discount and debt issuance costs, due on long-term debt as of March 31, 2023 were as follows:

Year Ending December 31:
2023 (remainder of)	$18.9
2024	25.2
2025	25.2
2026	25.2
2027	1,319.0
Thereafter	2,481.5
$3,895.0
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
The following table summarizes our outstanding derivative instruments on a gross basis, all of which are considered Level 2 financial instruments:

	Notional Amount		Fair Value of Derivative Assets(2)		Fair Value of Derivative Liabilities(2)
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Cash flow hedges:
Foreign exchange forward contracts	$361.5	$364.7	$4.9	$9.4	$3.8	$2.0
Cross-currency swaps(1)	555.3	549.7	10.8	15.8	—	2.2
Interest rate swaps	1,975.3	1,980.5	138.5	173.0	—	—
Net investment hedges:
Cross-currency swaps(1)	711.8	704.6	13.9	20.3	—	0.7
Total hedges	$3,603.9	$3,599.5	$168.1	$218.5	$3.8	$4.9
_________________________________
(1)The notional values of the cross-currency swaps have been translated from Euros to U.S. dollars at the foreign currency rates in effect of approximately 1.08 and 1.07 as of March 31, 2023 and December 31, 2022, respectively.
(2)In our balance sheets, all derivative assets are recorded within prepaid expenses and other current assets and all derivative liabilities are recorded within accrued expenses and other current liabilities.

The following table summarizes the effect of our hedging relationships on accumulated other comprehensive income (AOCI):

	Unrealized Gains (Losses) Recognized in Other Comprehensive Income
	Three Months Ended
	March 31, 2023	March 31, 2022
Cash flow hedges:
Foreign exchange forward contracts(1)	$(6.9)	$3.2
Cross-currency swaps	2.0	36.3
Interest rate swaps	(34.6)	51.1
Net investment hedges:
Cross-currency swaps	(6.4)	(26.4)
Total hedges	$(45.9)	$64.2
_________________________________
(1)Amounts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.
The following table summarizes the locations and amounts of gains (losses) recognized within earnings related to our hedging relationships:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Cash flow hedges:
Foreign exchange forward contracts:
Reclassified from AOCI into income	$4.8	$—	$—	$(1.6)	$—	$—
Cross-currency swaps:
Reclassified from AOCI into income(1)	—	2.4	(7.1)	—	6.1	22.5
Interest rate swaps:
Reclassified from AOCI into income	—	14.1	—	—	(10.8)	—
Net investment hedges:
Cross-currency swaps:
Reclassified from AOCI into income	—	3.2	—	—	0.8	—
Total hedges	$4.8	$19.7	$(7.1)	$(1.6)	$(3.9)	$22.5
_________________________________
(1)The amounts reflected in other income (expense), net include $7.0 million and $(22.7) million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by cross-currency swaps during the three months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023, we estimate that $72.6 million of net deferred gains related to our designated hedges will be recognized in earnings over the next 12 months. No amounts have been excluded from our hedge effectiveness testing.

Risk Management Strategies
Foreign Exchange Forward Contracts
From time-to-time, we may enter into foreign exchange forward contracts with financial institutions to hedge certain forecasted sales transactions denominated in foreign currencies. We designate these forward contracts as cash flow hedges, which are recognized as either assets or liabilities at fair value. At March 31, 2023, all such contracts had maturities of 18 months or less.
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
Interest Rate Swaps
In April 2017, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement to effectively convert a portion of the variable-rate borrowings under the 2024 Term Loans to a fixed rate of 5.44%. In March 2022, we entered into a transaction to extend the maturity of the swaps to August 31, 2027. We and the existing counterparties executed cancellation agreements to terminate all rights, obligations and liabilities associated with the original swaps. On the modification date, the existing cash flow hedging relationships were de-designated and new hedging relationships incorporating the terms of the new interest rate swaps (the 2022 Interest Rate Swaps) were designated. The 2022 Interest Rate Swaps, which had an amortizing notional amount of $1,262.5 million at inception, serve to convert a portion of the variable-rate borrowings under the 2029 Term Loans to a fixed rate of 4.81%. In November 2022, in conjunction with the Credit Facility refinancing discussed in our 2022 Form 10-K, we terminated these swaps and entered into new SOFR-based interest rate swaps. This modification impacted no critical terms other than the reference rate change from LIBOR to SOFR and thus had no impact on our hedging relationships or financial results.
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
11.     Leases
Our operating leases primarily consist of office and data center space expiring at various dates through November 2036. Certain leases include options to renew or terminate at our discretion. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of March 31, 2023, operating leases have a remaining weighted average lease term of 6.9 years and our operating lease liabilities were measured using a weighted average discount rate of 5.3%.

The components of operating lease expense were as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Operating lease costs	$9.8	$12.8
Variable lease costs	3.8	2.7
Sublease income	(2.3)	(1.8)
Total net lease cost	$11.3	$13.7
12.    Commitments and Contingencies
Litigation
From time-to-time, we are a party to litigation and subject to claims, suits, regulatory and government investigations, other proceedings and consent decrees in the ordinary course of business, including intellectual property claims, putative and certified class actions, commercial and consumer protection claims, labor and employment claims, breach of contract claims and other asserted and unasserted claims. We investigate claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and reasonably estimable.
As described in our 2022 Form 10-K, as of December 31, 2022, we had accrued $8.1 million as our estimated loss provision related to the settlement of certain class action complaints alleging violation of the Telephone Consumer Protection Act of 1991. On January 19, 2021, a single objector to the settlement filed a notice of appeal to the 11th Circuit Court of Appeals (the 11th Circuit). On July 27, 2022, the 11th Circuit vacated the settlement approval order and remanded the case for further action due to standing issues among the class members. On August 18, 2022, the plaintiffs filed a petition for a rehearing before the 11th Circuit. On December 7, 2022, the 11th Circuit was notified of the death of one of the plaintiffs, Jason Bennett. The parties are currently briefing the effect, if any, of his death on the appeal. On March 13, 2023, the 11th Circuit granted the plaintiffs' petition for a rehearing before the 11th Circuit. Given the pending nature of the rehearing, and the possibility for one or more parties to seek relief from the Supreme Court, the finality and/or impact of the July 27, 2022 decision is uncertain. As a result, we have not adjusted our estimated loss provision for this settlement as of March 31, 2023.
We have denied and continue to deny the allegations in the complaints. Nothing in the final settlement agreement is deemed to assign or reflect any admission of fault, wrongdoing or liability, or of the appropriateness of a class action in such litigation. We received a full release from the settlement class concerning the claims asserted, or that could have been asserted, with respect to the claims released in the final settlement agreement. Our legal fees associated with this matter have been recorded to general and administrative expense as incurred and were not material.
As more fully described in the section titled “Risk Factors” located elsewhere in this Quarterly Report, in March 2020, we discovered that a threat actor had compromised the hosting login credentials of certain of our customers to their hosting accounts and the login credentials of a small number of our personnel. We have expended resources investigating and responding to this activity, notified the impacted customers, reported the activity to applicable regulatory authorities, and are responding to requests for information regarding our data privacy and security practices, including from the Federal Trade Commission (FTC) pursuant to Civil Investigative Demands issued in July 2020 and October 2021. The timing of resolution and the outcome of these matters are uncertain and could result in us being subject to substantial monetary or other costs to our business.
The amounts currently accrued for other matters are not material. While the results of such normal course claims and legal proceedings, regardless of the underlying nature of the claims, cannot be predicted with certainty, management believes, based on current knowledge and the likely timing of resolution of various matters, any additional reasonably possible potential losses above the amounts accrued for such matters would not be material. However, the outcomes of claims, legal proceedings or investigations are inherently unpredictable and subject to uncertainty, and may have an adverse effect on us because of defense costs, diversion of management resources and other factors that are not known to us or cannot be quantified at this time. We may also receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained. The final outcome of any current or future claims or lawsuits could adversely affect our business, financial condition or results of operations. We periodically evaluate developments in our legal matters that could affect the amount of liability that has been previously accrued or the reasonably possible losses that we have disclosed, and make adjustments as appropriate.

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
Our accrual for estimated indirect tax liabilities was $18.9 million as of both March 31, 2023 and December 31, 2022, reflecting our best estimate of the probable liability based on an analysis of our business activities, revenues subject to indirect taxes and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation or settlements could be materially different than the amounts established for indirect tax contingencies.
13. Restructuring and Other Charges and Assets and Liabilities Held for Sale
In February 2023, we announced a restructuring plan to reduce future operating expenses and improve cash flows through a combination of a reduction in force and a commitment to sell certain assets. As part of this plan, we announced a reduction in our current workforce of approximately 550 employees, representing approximately 8% of our total employees. During the three months ended March 31, 2023, we recorded $50.4 million of pre-tax restructuring charges in our statements of operations related to the restructuring plan. The aggregate charges primarily include $29.4 million in severance, employee benefits and equity-based compensation, and a $21.0 million charge in connection with the planned disposition of certain assets, as described below. We estimate that we will incur up to an additional $5.5 million in restructuring charges primarily during the second quarter of 2023. We do not expect to incur additional restructuring charges beyond the fourth quarter of 2023.
Cash payments of $6.4 million related to the restructuring were made during the three months ended March 31, 2023.
The following table shows the total amount incurred and the accrued restructuring costs, which are recorded in accrued expenses and other current liabilities in our balance sheet, for severance and employee benefits as of March 31, 2023:

Accrued Restructuring Costs
Accrued restructuring costs as of December 31, 2022	$—
Restructuring costs incurred during the three months ended March 31, 2023(1)	27.1
Amount paid during the three months ended March 31, 2023	(6.4)
Accrued restructuring costs as of March 31, 2023	$20.7
________________________________
(1)Excludes $2.3 million in equity-based compensation expense associated with our restructuring plan, which was recorded within additional paid-in capital.
We expect to make substantially all remaining restructuring payments in the second and third quarters of 2023.
In connection with the restructuring, we committed to a formal plan to sell certain assets and liabilities of our hosting business within our Core segment, which we expect to close during the second half of 2023. Accordingly, we have separately presented these assets and liabilities as held for sale in our balance sheet. The table below provides a reconciliation of the carrying amounts of the major classes of assets and liabilities held for sale to the amounts presented in our balance sheet.

March 31, 2023
Assets:
Cash	$5.2
Goodwill	2.6
Intangible assets	18.2
Property and equipment	7.9
Other assets	8.8
Total assets	$42.7
Valuation allowance(1)	(21.0)
Total assets held for sale	$21.7
Liabilities:
Accrued expenses	5.4
Deferred tax liabilities	4.8
Other liabilities	3.7
Total liabilities held for sale	$13.9

Net assets held for sale	$7.8
_________________________________
(1)    Upon classification as held for sale, we recognized a valuation allowance of $21.0 million to adjust the carrying value of the disposal group to fair value less cost to sell.
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
In determining the need for a valuation allowance, we prepare quarterly estimates using historical and forecasted future operating results, based upon approved business plans, including a review of the eligible carryforward periods and tax planning strategies. Based primarily on the negative evidence outweighing the positive evidence as of March 31, 2023, we believe there is uncertainty as to when we will be able to utilize certain of our domestic net operating losses (NOLs), credit carryforwards and other deferred tax assets (DTAs). This negative evidence includes our historical tax losses, the difficulty in forecasting excess tax benefits related to equity-based compensation and the difficulty in forecasting profits due to the current uncertain macroeconomic conditions, such as inflation and the possibility of recession or an economic slowdown. Therefore, we have recorded a valuation allowance against the DTAs for which we have concluded it is more-likely-than-not they will not be realized.
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

Uncertain Tax Positions
The total amount of gross unrecognized tax benefits was $144.2 million as of March 31, 2023, of which $42.5 million, if fully recognized, would decrease our effective tax rate. Although we believe the amounts reflected in our tax returns substantially comply with applicable U.S. federal, state and foreign tax regulations, the respective taxing authorities may take contrary positions based on their interpretation of the law. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision or benefit for income taxes in the period in which a final determination is made.
15.    Income Per Share
Basic income per share is computed by dividing net income attributable to GoDaddy Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted income per share is computed giving effect to all potentially dilutive shares unless their effect is antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted income per share is as follows:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income	$47.4	$68.6
Less: net income attributable to non-controlling interests	0.1	0.2
Net income attributable to GoDaddy Inc.	$47.3	$68.4
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	154,124	164,323
Effect of dilutive securities:
Class B common stock	309	313
Stock options	535	822
RSUs, PSUs and ESPP shares	1,676	1,353
Weighted-average shares of Class A Common stock outstanding—diluted	156,644	166,811

Net income attributable to GoDaddy Inc. per share of Class A common stock—basic	$0.31	$0.42
Net income attributable to GoDaddy Inc. per share of Class A common stock—diluted(1):	$0.30	$0.41
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
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted income per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended March 31,
	2023	2022
Accelerated share repurchase agreement (ASR) shares(1)	—	2,814
Stock options	20	280
RSUs, PSUs and ESPP shares	554	1,922
	574	5,016
_________________________________
(1)If the ASRs had been settled as of March 31, 2022, based on the volume-weighted average price per share since their effective date, the counterparties would have been required to deliver these additional estimated shares to us.
Shares of Class B common stock are not participating securities, and therefore, do not have rights to share in our earnings. Accordingly, separate presentation of income per share of Class B common stock under the two-class method is not required. Each share of Class B common stock is exchangeable for one share of Class A common stock.

16.     Segment Information
We report our operating results through two reportable segments: A&C and Core.
Our chief operating decision maker (CODM), which, as of March 31, 2023, was our Chief Executive Officer, evaluates the performance of and allocates resources to our segments based on each segment's revenue and earnings before interest, taxes, depreciation and amortization (Segment EBITDA). Segment EBITDA is defined as segment revenues less costs and operating expenses, excluding depreciation and amortization, interest expense (net), provision or benefit for income taxes, equity-based compensation expense, acquisition-related costs, restructuring-related expenses and certain other items. We believe Segment EBITDA serves as a measure that assists our CODM and our investors in comparing our segments' performance on a consistent basis.
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

The following table presents our segment information for the periods indicated:

	Three Months Ended March 31,
	2023	2022

Revenue:
A&C	$338.0	$303.1
Core	698.0	699.6
Total revenue	$1,036.0	$1,002.7
Segment EBITDA:
A&C	$132.4	$119.8
Core	189.0	178.4
Total Segment EBITDA	321.4	298.2
Unallocated corporate overhead	(71.7)	(72.3)
Depreciation and amortization	(48.5)	(48.2)
Equity-based compensation expense(1)	(71.6)	(61.2)
Interest expense, net of interest income	(38.0)	(33.2)
Acquisition-related expenses	(5.0)	(7.7)
Restructuring and other (2)	(39.0)	(0.7)
Income before income taxes	47.6	74.9
Provision for income taxes	(0.2)	(6.3)
Net income	$47.4	$68.6
_________________________________
(1)Excludes $2.3 million of equity-based compensation expense associated with our restructuring plan, which is included within restructuring and other.
(2)In addition to the restructuring and other in our statements of operations, this includes lease-related expenses associated with closed facilities, charges related to certain legal matters and adjustments to the fair value of our equity investments.

17.    Accumulated Other Comprehensive Income (Loss)
The following table presents AOCI activity in equity:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Total AOCI
Gross balance as of December 31, 2022(2)	$(75.0)	$253.4	$178.4
Other comprehensive income (loss) before reclassifications	2.1	(56.9)	(54.8)
Amounts reclassified from AOCI	—	17.4	17.4
Other comprehensive income (loss)	2.1	(39.5)	(37.4)
	$(72.9)	$213.9	141.0
Less: AOCI attributable to non-controlling interests			(0.3)
Balance as of March 31, 2023			$140.7

Gross balance as of December 31, 2021(2)	$(52.9)	$14.2	$(38.7)
Other comprehensive income (loss) before reclassifications	(35.1)	76.9	41.8
Amounts reclassified from AOCI	0.8	16.2	17.0
Other comprehensive income	(34.3)	93.1	58.8
	$(87.2)	$107.3	20.1
Less: AOCI attributable to non-controlling interests			—
Balance as of March 31, 2022			$20.1
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included in this Quarterly Report as well as our audited financial statements and related notes and the discussion in the "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of our 2022 Form 10-K. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategies for our business, includes forward-looking statements involving significant risks and uncertainties. As a result of many factors, such as those set forth in "Risk Factors," actual results may differ materially from the results described in, or implied by, these forward-looking statements.
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
Consolidated First Quarter Financial Highlights
Below are our key consolidated financial highlights for the three months ended March 31, 2023, with comparisons to the three months ended March 31, 2022.
•Total revenue of $1,036.0 million, an increase of 3.3%, or approximately 4.7% on a constant currency basis(1).
•International revenue of $340.6 million, an increase of 3.3%, or approximately 7.3% on a constant currency basis(1).
•Total bookings of $1,199.2 million, an increase of 3.7%, or approximately 5.3% on a constant currency basis(1).
•Operating income of $70.8 million, a decrease of 35.4%(2).
•Net income of $47.4 million, a decrease of 30.9%(2).
•Normalized EBITDA(3) of $249.7 million, an increase of 10.5%.
•Net cash provided by operating activities of $270.3 million, an increase of 7.7%.
(1) Discussion of constant currency is set forth in "Quantitative and Qualitative Disclosures about Market Risk."
(2) Our operating results for the three months ended March 31, 2023 included $52.3 million in restructuring and other charges, as further discussed in Note 13 to our financial statements.
(3) A reconciliation of Normalized EBITDA to net income, its most directly comparable GAAP financial measure, is set forth in "Reconciliation of NEBITDA" below.

Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2023		2022
	$	% of Total Revenue	$	% of Total Revenue

Revenue:
Applications & commerce	$338.0	32.6%	$303.1	30.2%
Core platform	698.0	67.4%	699.6	69.8%
Total revenue	1,036.0	100.0%	1,002.7	100.0%
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	386.1	37.3%	370.2	36.9%
Technology and development	215.0	20.8%	190.1	19.0%
Marketing and advertising	92.4	8.9%	116.3	11.6%
Customer care	76.8	7.4%	77.7	7.8%
General and administrative	94.1	9.1%	90.6	9.0%
Restructuring and other	52.3	5.0%	—	—%
Depreciation and amortization	48.5	4.7%	48.2	4.8%
Total costs and operating expenses	965.2	93.2%	893.1	89.1%
Operating income	70.8	6.8%	109.6	10.9%
Interest expense	(45.8)	(4.4)%	(33.6)	(3.4)%
Other income (expense), net	22.6	2.2%	(1.1)	(0.1)%
Income before income taxes	47.6	4.6%	74.9	7.4%
Provision for income taxes	(0.2)	—%	(6.3)	(0.6)%
Net income	47.4	4.6%	68.6	6.8%
Less: net income attributable to non-controlling interests	0.1	—%	0.2	—%
Net income attributable to GoDaddy Inc.	$47.3	4.6%	$68.4	6.8%
Non-GAAP Financial Measure and Other Operating Metrics
In addition to our results determined in accordance with GAAP, we believe that Normalized EBITDA, a non-GAAP measure, and the following other operating metrics are useful as supplements in evaluating our ongoing operational performance and help provide an enhanced understanding of our business:

	Three Months Ended March 31,
	2023	2022
Normalized EBITDA	$249.7	$225.9
Annualized recurring revenue	$3,543.2	$3,407.2
Total bookings	$1,199.2	$1,156.3
Total customers at period end (in thousands)	20,997	20,859
Average revenue per user	$197	$190

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
Reconciliation of NEBITDA
The following table reconciles NEBITDA to net income, its most directly comparable GAAP financial measure:

	Three Months Ended March 31,
	2023	2022
Net income	$47.4	$68.6
Depreciation and amortization	48.5	48.2
Equity-based compensation(1)	71.6	61.2
Interest expense, net	38.0	33.2
Acquisition-related expenses	5.0	7.7
Restructuring and other (2)	39.0	0.7
Provision for income taxes	0.2	6.3
NEBITDA	$249.7	$225.9
_________________________________
(1)Excludes $2.3 million of equity-based compensation expense associated with our restructuring plan, which is included within restructuring and other.
(2)In addition to the restructuring and other in our statements of operations, this includes lease-related expenses associated with closed facilities, charges related to certain legal matters and adjustments to the fair value of our equity investments.
Revenue
We generate the majority of our revenue from sales of product subscriptions, as described in our 2022 Form 10-K. Our subscriptions can range from monthly terms to multi-annual terms of up to ten years, depending on the product. Revenue is presented net of refunds, and we maintain a reserve to provide for refunds granted to customers.

	Three Months Ended March 31,		Change
	2023	2022	$	%
Applications & commerce	$338.0	$303.1	$34.9	12%
Core platform	698.0	699.6	$(1.6)	—%
Total revenue	$1,036.0	$1,002.7	$33.3	3%
Total revenue increased 3.3% for the three months ended March 31, 2023 due to the changes in our A&C and Core revenues, as described below:
The 11.5% increase in A&C revenue for the three months ended March 31, 2023 was primarily driven by: (i) 10.1% growth in revenue related to our productivity applications, most notably our email solutions, (ii) 8.0% growth in revenues due to increased customer adoption of our subscription-based products designed to establish and grow online presence, such as Websites + Marketing, and (iii) 104.2% growth in commerce-related revenue.
The 0.2% decrease in Core revenue for the three months ended March 31, 2023 was primarily driven by an 8.0% decrease in aftermarket revenues and a 4.8% decrease in hosting revenues due to end of life migrations away from certain products and lower demand amid the uncertain macroeconomic environment. These decreases were partially offset by a 4.9% increase in domain registration and domain add-on revenue. Domains under management was 84.2 million as of March 31, 2023.
Bookings
The following table presents our total bookings for the periods indicated:

	Three Months Ended March 31,		Change
	2023	2022	$	%
Total bookings	$1,199.2	$1,156.3	$42.9	4%
The 3.7% increase in total bookings for the three months ended March 31, 2023 was primarily driven by broadened customer adoption of our productivity solutions and our Websites + Marketing product, partially offset by softness in aftermarket demand as well as approximately 160 basis points due to adverse movements in foreign currency exchange rates as a result of the strength of the U.S. dollar. In addition to the currency headwinds, our bookings growth rate was also impacted by uneven demand patterns related to inflation and continued economic uncertainty.
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

	Three Months Ended March 31,		Change
	2023	2022	$	%

Cost of revenue (excluding depreciation and amortization)	$386.1	$370.2	$15.9	4%

The 4.3% increase in cost of revenue for the three months ended March 31, 2023 was primarily attributable to (i) increased software licensing fees resulting from higher sales of productivity solutions; (ii) increased costs associated with the growth of our payment processing business; and (iii) higher domain costs, which were driven by cost increases implemented by various TLD registries.
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

	Three Months Ended March 31,		Change
	2023	2022	$	%

Technology and development	$215.0	$190.1	$24.9	13%
The 13.1% increase in technology and development expenses for the three months ended March 31, 2023 was primarily due to (i) increased personnel costs driven by higher engineering headcount associated with our continued investment in product development and (ii) increased technology costs associated with the growth of our business, advancement of our commerce and innovation strategies and our migration to a cloud-based infrastructure.
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

	Three Months Ended March 31,		Change
	2023	2022	$	%

Marketing and advertising	$92.4	$116.3	$(23.9)	(21)%
The 20.6% decrease in marketing and advertising expenses for the three months ended March 31, 2023 was primarily attributable to a lower level of discretionary spending and headcount reductions resulting from our restructuring plan as discussed in Note 13 to our financial statements.

Customer care
Customer care expenses represent the costs to guide and service our customers, primarily consisting of personnel costs. We expect customer care expenses to fluctuate depending on the methods of customer interaction utilized as well as the level of personnel required to support our business.

	Three Months Ended March 31,		Change
	2023	2022	$	%

Customer care	$76.8	$77.7	$(0.9)	(1)%
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

	Three Months Ended March 31,		Change
	2023	2022	$	%

General and administrative	$94.1	$90.6	$3.5	4%
The 3.9% increase in general and administrative expenses for the three months ended March 31, 2023 was primarily due to increased indirect tax related reserves.
Restructuring and other

	Three Months Ended March 31,		Change
	2023	2022	$	%

Restructuring and other	$52.3	$—	$52.3	100%
Restructuring and other was $52.3 million for the three months ended March 31, 2023. These costs were primarily incurred pursuant to a restructuring plan implemented in February 2023, as further discussed in Note 13 to our financial statements, which included $29.4 million in severance, employee benefits and equity-based compensation, and a $21.0 million charge in connection with the planned disposition of certain assets and liabilities of our hosting business within our Core segment.
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

	Three Months Ended March 31,		Change
	2023	2022	$	%

Depreciation and amortization	$48.5	$48.2	$0.3	1%
There were no material changes in depreciation and amortization.
Interest expense

	Three Months Ended March 31,		Change
	2023	2022	$	%

Interest expense	$45.8	$33.6	$12.2	36%
The 36.3% increase in interest expense for the three months ended March 31, 2023 was driven by higher effective interest rates on our variable-rate debt.
Other income (expense), net

	Three Months Ended March 31,		Change
	2023	2022	$	%

Other income (expense), net	22.6	(1.1)	$23.7	2,155%
The increase in other income (expense) for the three months ended March 31, 2023 was primarily driven by the $14.4 million increase to the carrying value of one of our equity investments, as discussed in Note 2 to our financial statements, as well as increased interest income.
Segment Results of Operations
Our two operating segments, A&C and Core, reflect the way we manage and evaluate the performance of our business. Our CODM evaluates segment performance based upon several factors, of which the primary financial measures are revenue and Segment EBITDA, our segment measure of profitability.
Applications & Commerce
The following table presents the results for our A&C segment for the periods indicated:

	Three Months Ended March 31,		Change
	2023	2022	$	%
Revenue	$338.0	$303.1	$34.9	12%
Segment EBITDA	$132.4	$119.8	$12.6	11%
The 11.5% increase in A&C revenue for the three months ended March 31, 2023 was primarily driven by: (i) 10.1% growth in revenue related to our productivity applications, most notably our email solutions, (ii) 8.0% growth in revenues due to increased customer adoption of our subscription-based products designed to establish and grow online presence, such as Websites + Marketing, and (iii) 104.2% growth in commerce-related revenue.

The 10.5% increase in A&C Segment EBITDA for the three months ended March 31, 2023 primarily resulted from the revenue increases noted above, in conjunction with lower discretionary marketing spend. These increases were partially offset by higher personnel costs resulting from headcount additions made to support the continued development of our A&C products.
Core Platform
The following table presents the results for our Core segment for the periods indicated:

	Three Months Ended March 31,		Change
	2023	2022	$	%
Revenue	$698.0	$699.6	$(1.6)	—%
Segment EBITDA	$189.0	$178.4	$10.6	6%
The 0.2% decrease in Core revenue for the three months ended March 31, 2023 was primarily driven by an 8.0% decrease in aftermarket revenues and a 4.8% decrease in hosting revenues due to end of life migrations away from certain products and lower demand amid the uncertain macroeconomic environment. These decreases were partially offset by a 4.9% increase in domain registration and domain add-on revenue.
The 5.9% increase in Core Segment EBITDA for the three months ended March 31, 2023 primarily resulted from lower discretionary marketing spend, partially offset by the revenue decreases noted above and cost increases implemented by various TLD registries.
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

Our long-term debt agreements contain covenants restricting, among other things, our ability, or the ability of our subsidiaries, to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes including mergers and consolidations, sell assets, make restricted payments including dividends, distributions and investments, prepay junior indebtedness and engage in operations other than in connection with acting as a holding company, subject to customary exceptions. As of March 31, 2023, we were in compliance with all such covenants and had no amounts drawn on our Revolver.
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
Share Repurchases
As discussed in Note 4 to our financial statements, we are authorized to repurchase up to $3,000.0 million of our Class A common stock. During the three months ended March 31, 2023, we repurchased a total of 1,553 shares of our Class A common stock in the open market for an aggregate purchase price of $113.9 million. As of March 31, 2023, we had $1,586.0 million of remaining authorization available for repurchases.
Restructuring
As further discussed in Note 13 to our financial statements, we implemented a restructuring plan in February 2023 to reduce future operating expenses and improve cash flows through a combination of a reduction in force and a commitment to sell certain assets and liabilities of our hosting business within our Core segment. Cash payments of $6.4 million related to the restructuring were made during the three months ended March 31, 2023, with approximately $20.7 million remaining to be paid as of March 31, 2023. We expect to make substantially all remaining restructuring payments in the second and third quarters of 2023.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022

Net cash provided by operating activities	$270.3	$250.9
Net cash used in investing activities	(22.8)	(12.5)
Net cash used in financing activities	(124.2)	(750.6)
Cash and cash equivalents classified within assets held for sale	(5.2)	—
Effect of exchange rate changes on cash and cash equivalents	0.3	(0.8)
Net increase (decrease) in cash and cash equivalents	$118.4	$(513.0)
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
Net cash provided by operating activities increased $19.4 million from $250.9 million during the three months ended March 31, 2022 to $270.3 million during the three months ended March 31, 2023, primarily driven by the growth in total bookings as well as lower discretionary marketing spending. These were partially offset by increased personnel costs driven by higher engineering headcount to support our growth, higher software licensing fees related to increased sales of third-party productivity solutions and increased costs associated with the growth of our payment processing business.

Investing Activities
Our investing activities generally consist of strategic acquisitions and purchases of property and equipment to support the overall growth of our business. We expect our investing cash flows to be affected by the timing of payments we make for capital expenditures, strategic acquisitions or other growth opportunities we decide to pursue.
Net cash used in investing activities increased $10.3 million from $12.5 million during the three months ended March 31, 2022 to $22.8 million during the three months ended March 31, 2023, primarily due to a $10.5 million increase in capital expenditures.
Financing Activities
Our financing activities generally consist of long-term debt borrowings, the repayment of principal on long-term debt, stock option exercise proceeds and share repurchases.
Net cash used in financing activities decreased $626.4 million from $750.6 million during the three months ended March 31, 2022 to $124.2 million during the three months ended March 31, 2023, primarily due to a $630.4 million decrease in share repurchases.
Deferred Revenue
See Note 7 to our financial statements for details regarding the expected future recognition of deferred revenue.
Off-Balance Sheet Arrangements
As of March 31, 2023 and December 31, 2022, we had no off-balance sheet arrangements that had, or which are reasonably likely to have, a material effect on our financial statements.
Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with GAAP, and in doing so, we make estimates, assumptions and judgments affecting the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosure of contingent assets and liabilities. We base our estimates, assumptions and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances, and we evaluate these estimates, assumptions and judgments on an ongoing basis. Different assumptions and judgments would change the estimates used in the preparation of our financial statements, which, in turn, could change our results from those reported. We refer to estimates, assumptions and judgments of this type as our critical accounting policies and estimates, which we discussed in our 2022 Form 10-K. We review our critical accounting policies and estimates with the audit and finance committee of our board of directors on an annual basis.
There have been no material changes in our critical accounting policies from those disclosed in our 2022 Form 10-K.
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
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts may fail to meet their contractual obligations. To mitigate such counterparty credit risk, we enter into contracts only with carefully selected financial institutions based upon ongoing evaluations of their creditworthiness. As a result, we do not believe we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of March 31, 2023.

Foreign Currency Risk
We manage our exposure to changes in foreign currency exchange rates through the use of foreign exchange forward contracts and cross-currency swap contracts. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and cash equivalents.
Foreign Exchange Forward Contracts
A portion of our bookings, revenue and operating expenses is denominated in foreign currencies, which are subject to exchange rate fluctuations. Our most significant foreign currency exposures are the British pound, the Euro and the Canadian dollar. Our reported bookings, revenues and operating results may be impacted by fluctuations in foreign currency exchange rates. Fluctuations in exchange rates may also cause us to recognize transaction gains and losses in our statements of operations; however, such amounts were not material during the current period. As our international operations continue to grow, our exposure to fluctuations in exchange rates will increase, which may increase the costs associated with this growth. During the three months ended March 31, 2023, total bookings growth in constant currency would have been approximately 160 basis points higher and total revenue growth would have been approximately 140 basis points higher. Constant currency is calculated by translating bookings and revenue for each month in the current period using the foreign currency exchange rates for the corresponding month in the prior period, excluding any hedging gains or losses realized during the period. We believe constant currency information is useful in analyzing underlying trends in our business by eliminating the impact of fluctuations in foreign currency exchange rates and allows for period-to-period comparisons of our performance.
From time-to-time, we may utilize foreign exchange forward contracts to manage the volatility of our bookings and revenue related to foreign currency transactions. These forward contracts reduce, but do not eliminate, the impact of adverse currency exchange rate fluctuations. We generally designate these forward contracts as cash flow hedges for accounting purposes. Changes in the intrinsic value of designated hedges are recorded as a component of accumulated other comprehensive income (loss) (AOCI). Gains and losses, once realized, are recorded as a component of AOCI and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. As of March 31, 2023, the realized and unrealized gains included in AOCI were $14.9 million and $1.1 million, respectively.
Cross-Currency Swaps
In order to manage variability due to movements in foreign currency exchange rates related to a Euro-denominated intercompany loan, we entered into five-year cross-currency swaps in April 2017. In March 2022, we entered into a transaction to extend the maturity of these swaps to August 31, 2027, as described in Note 10 to our financial statements. The cross-currency swaps had an aggregate amortizing notional amount of €1,168.7 million at March 31, 2023 (approximately $1,267.1 million).
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
Total borrowings under our 2027 Term Loans were $729.4 million as of March 31, 2023. These borrowings bear interest at a rate equal to, at our option, either (a) LIBOR plus 2.00% per annum or (b) 1.0% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%.
Total borrowings under our 2029 Term Loans were $1,765.6 million as of March 31, 2023. These borrowings bear interest at a rate equal to, at our option, either (a) Secured Overnight Financing Rate (SOFR) for an interest period of one month plus an initial margin of 3.25% per annum or (b) an initial margin of 2.25% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) SOFR for an interest period of one month plus 1.0%.
All LIBOR- and SOFR-based interest rates under the Credit Facility are subject to a 0.0% floor.

In April 2017, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement to effectively convert a portion of the variable-rate borrowings under the 2029 Term Loans to a fixed rate. Prior to this arrangement's contractual maturity date of April 3, 2022, in March 2022, we entered into a transaction to extend the maturity of these swaps to August 31, 2027, as described in Note 10 to our financial statements. In addition, in conjunction with the refinancing of a portion of our debt in November 2022, the hedged debt index of the swaps was changed from LIBOR to SOFR. The 2022 Interest Rate Swaps, which had a notional amount of $1,245.9 million as of March 31, 2023, serve to convert a portion of the variable-rate borrowings under the 2029 Term Loans to a fixed rate of 4.81%.
In August 2020, we entered into seven-year pay-fixed rate, receive-floating rate interest rate swap arrangements to effectively convert the variable one-month LIBOR interest rate on the 2027 Term Loans borrowings to a fixed rate of 0.705%. These interest rate swaps, which mature on August 10, 2027, had an aggregate notional amount of $729.4 million as of March 31, 2023.
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
Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2023 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II - OTHER INFORMATION
Item 1.    Legal Proceedings
On June 7, 2022, IBEW Local Union 481 Defined Contribution Plan and Trust, a purported shareholder (the Plaintiff), filed a shareholder derivative complaint in the Delaware Court of Chancery against certain current and former officers and directors of the company and the company as a nominal defendant. The complaint asserts claims of breach of fiduciary duty and corporate waste relating to the approval of the TRA Settlement Agreements (defined below) described in the section titled "Risk Factors" below. The complaint seeks awards of monetary damages and restitution from the defendants on behalf of the company, an order directing the company to implement changes to its corporate governance and internal procedures, and an award of attorneys’ fees and costs. Plaintiff filed an amended complaint in lieu of opposing the company's initial motion on November 4, 2022. The company filed a motion to dismiss the amended complaint on January 6, 2023; briefing was completed on April 27, 2023. A hearing on the company's motion is scheduled for May 24, 2023.
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
•Our restructuring plan may not adequately reduce our operating costs or improve our operating margins, may lead to additional workforce attrition and may cause operational disruptions.
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
•Our future performance depends in part on the services and performance of our senior management, as well as our experienced and capable employees.
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
•We are subject to governmental regulation and other legal obligations, particularly related to privacy, data and information security laws. Our failure to comply with these or any future laws, regulations or obligations could subject us to sanctions and damages and could harm our reputation and business.
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
We aim to serve customers with new ventures and those with established small or medium-sized businesses that may need help growing and expanding their digital capabilities (Independents). We also serve and provide products for other customer populations, such as website designers and developers (WebPros), organizations with their own domain registration offerings (Domain Registrars), individuals or organizations that manage a portfolio of registered domains (Investors), and other registrars and corporate domain portfolio owners, including those that are more technically savvy. For these customers we are developing new features and applications. For example, for our technically-sophisticated web designers, developers and customers, we provide high-performance, flexible hosting and security products that can be used with a variety of open source design tools as well as Managed WordPress. Some of our newly developed products are suited for more technically skilled customers. If we are unable to increase sales of our products to all customer segments we may target, our estimated total addressable market may be overstated and our business, growth prospects and operating results may be adversely affected.
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
There is no assurance we will continue to successfully identify new opportunities, develop and bring new products to market on a timely basis, or that products or technologies developed by others will not render our products or technologies obsolete or noncompetitive. If we fail to accurately predict customers' changing needs, such as the need for expanded online and offline commerce tools, or emerging technological trends, such as artificial intelligence, or if we fail to achieve the benefits expected from our investments in technology, our business and operating results could be harmed. These product and technology investments include those we develop internally, such as our "do-it-yourself" website builder Websites + Marketing and our hosting platforms and security products, those we acquire and develop through acquisitions, such as Dan.com, GoDaddy Domain Academy (formerly DNAcademy), GoDaddy Payments, GoDaddy Studio, Uniregistry's registrar and brokerage business, SkyVerge, and our registry business - GoDaddy Registry, and those related to our partner programs, such as Microsoft.

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
•changing regulatory requirements adversely affecting the products we offer; and
•poor business conditions for our customers or poor general macroeconomic conditions, including as a result of the impacts of the COVID-19 pandemic, international conflicts such as the Russia-Ukraine military conflict or otherwise.
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
Protecting and maintaining awareness of our brand is important to our success, particularly as we seek to attract new customers globally and to increase customer awareness of our full portfolio of products. We have invested, and expect to continue to invest, substantial resources to increase our brand awareness, both generally and in specific geographies and to specific customer groups, such as individual entrepreneurs, WebPros (including designers, developers and agencies) and Domain Investors. If our efforts to protect and promote our brand are not successful, our operating results may be adversely affected.
GoDaddy could become the target of organized activist groups seeking to bring attention to elements of our brand, products, business model, employment practices, advertising, spokespeople, locations, or other matters of our business in order to gain support for their interests or deter us from continuing practices with which they disagree. In the past, we have been successful in striking a balance in our response, but we may not be as successful in the future, such that our brand, company culture or results of operations could be harmed.
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
Our restructuring plan may not adequately reduce our operating costs or improve our operating margins, may lead to additional workforce attrition and may cause operational disruptions.
In February 2023, we announced a restructuring plan to reduce future operating expenses and improve cash flows through a combination of a reduction in force and a commitment to sell certain assets. As part of this plan, we announced a reduction in our current workforce of approximately 550 employees, representing approximately 8% of our total employees. We recorded $50.4 million of pre-tax restructuring charges in our statements of operations related to the restructuring plan. The aggregate charges primarily include $29.4 million in severance, employee benefits and equity-based compensation, and a $21.0 million charge in connection with the planned disposition of certain assets. We estimate that we will incur up to an additional $5.5 million in restructuring charges primarily during the second quarter of 2023. We do not expect to incur additional restructuring charges beyond the fourth quarter of 2023.
The charges and expenditures that we expect to incur in connection with the restructuring plan, and timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and we may incur costs that are greater than we currently expect in connection with the restructuring plan.
The restructuring plan may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, employee attrition beyond our intended reduction in force, a reduction in morale among our remaining employees, greater-than-anticipated costs incurred in connection with implementing the restructuring plan, and the risk that we may not achieve the benefits from the restructuring plan to the extent or as quickly as we anticipate, all of which may have a material adverse effect on our results of operations or financial condition. These restructuring initiatives could place substantial demands on our management and employees, which could lead to the diversion of our management’s and employees’ attention from other business priorities. In addition, while certain positions have been eliminated in connection with the restructuring plan, certain functions necessary to our reduced operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees or to external service providers, which could result in disruptions to our operations. We may also discover that the workforce reduction and other restructuring efforts will make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. We may further discover that, despite the implementation of our restructuring plan, we may require additional capital to continue expanding our business, and we may be unable to obtain such capital on acceptable terms, if at all. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, financial condition, and results of operations.
The future growth of our business depends in part on increasing our international bookings. Our continued international presence could subject us to additional risks.
Bookings outside of the U.S. represented approximately 32% of our total bookings for the years ended December 31, 2022, 2021 and 2020. We continue to add systems to accept payments in forms common outside of the U.S., optimize our marketing efforts in numerous non-U.S. geographies, equip our customer care team with the knowledge to serve these markets, expand our infrastructure in various non-U.S. locations and maintain or establish customer care operations in overseas locations. Conducting and expanding international operations subjects us to risks we generally do not face in the U.S., including:
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
•multiple and possibly overlapping tax regimes; and
•the impact of the COVID-19 pandemic on demand for our products in international markets.
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
We have incurred, and will continue to incur, expenses relating to our investments in international operations and infrastructure, such as: (i) our offerings and marketing presence in India, Europe, Latin America, the Middle East and North Africa, and Asia; (ii) our marketing spend to attract new customers, such as WebPros and Independents in non-U.S. markets; and (iii) investments in software systems and additional data center resources to keep pace with the growth of our cloud infrastructure and cloud-based product offerings. We have made significant investments in product development, corporate infrastructure and technology and development, and intend to continue investing in the development of our products and infrastructure and our marketing and GoDaddy Guides.
As we continue to grow, our management, administrative, operational and financial infrastructure may be strained. The scalability and flexibility of our infrastructure depends on the functionality and bandwidth of our data centers, peering sites and servers. The growth in our total customers and the increase in the number of transactions we process have increased the amount of our stored customer data. Any loss of data or disruption in our ability to provide our product offerings due to disruptions in our infrastructure, services or third parties we rely on could result in harm to our brand or reputation. Moreover, as our customer base continues to grow and uses our platform for more complicated tasks, we will need to devote additional resources to improve our infrastructure and to enhance its scalability and security. If we do not manage the growth of our business and operations effectively, the quality of our platform and efficiency of our operations could suffer, which could harm our operating and business results.
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
We may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired company, including issues related to intellectual property, solution quality or architecture, privacy, data protection, information security practices, regulatory compliance practices, employment practices, customer or sales channels and integrations of prior acquisitions. We are also required to integrate, operate and manage an acquired company's security infrastructure, which may be particularly challenging when acquired businesses utilize heavily customized or outdated systems or if we face a loss of personnel of the acquired business. Challenges with acquired systems and/or the loss of personnel familiar with and responsible for such acquired systems could increase our vulnerability to network attacks, security incidents or similar events. We may also face competition for acquisitions from larger competitors that may have more extensive financial resources, which may increase the cost or limit the availability of acquisitions.
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
From time to time, we may enter into new lines of business that offer new products and/or services. For example, in February 2021, we completed our acquisition of GoDaddy Payments, facilitating our entry into off-line commerce and payment facilitation businesses and supplementing our existing e-commerce offerings and in July 2022, we completed our acquisition of Dan.com, which provides our customers with new lease-to-own domain name options. Our lack of experience with or knowledge of new lines of business we choose to enter, as well as external factors, such as competitive alternatives, potential conflicts of interest, either real or perceived, and shifting market preferences, may impact our implementation and operation of such new lines of business. Other risks of implementing new lines of business include:
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
We believe a critical contributor to our success has been our company culture, which we rely on to foster innovation, creativity, a customer-centric focus, passion, teamwork, collaboration and loyalty. We have invested substantial time and resources in building our team within this company culture. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel and to effectively focus on and pursue our company objectives. Our corporate culture is central to our devoted GoDaddy Guides, which is a key component of the value we offer our customers. As we continue to evolve our business, expand our global footprint and product portfolio, and rely more on remote and foreign workers, we may find it difficult to maintain these important aspects of our culture, which could limit our ability to innovate and operate effectively. We believe we provide a workplace in which employees are best served by direct discussion with management regarding pay, benefits and other workplace practices. Currently none of our workforces in the U.S. are subject to collective bargaining agreements, however, if areas of our workforce were to organize, we may find it difficult to maintain our culture, cost structure, and control over the delivery our products, which could adversely impact our culture and results of operations. Certain of our employees in Germany are represented by employee works councils and elsewhere some international employees are represented by worker representatives in accordance with local regulations.
In February 2023, we effected a workforce reduction impacting approximately 8% of our employees as part of a restructuring plan. The workforce reduction may make it more difficult to preserve our company culture and may negatively impact employee morale. In addition, as a result of the COVID-19 pandemic, a substantial portion of our personnel, including our GoDaddy Guides, have been working remotely. In late 2021, we began reopening certain offices and as of the date of this filing, we have invited most employees to return to our offices on a voluntary basis. We expect to continue to reopen remaining offices. We anticipate working arrangements for most of our employees will continue to differ from the arrangements before the COVID-19 pandemic and some of our employees may continue to work from home on a full- or part-time basis. The full or partial return to in-office work and the potential transition to permanent remote working arrangements for some employees may result in increased costs, decreased efficiency, deterioration of company culture and/or other unforeseen challenges. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, continue to perform at current levels or execute on our business strategy.

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
As an operator of a large Internet infrastructure, the company is frequently targeted and experiences a high rate of attacks. These include the most sophisticated forms of attacks, such as advanced persistent threat attacks and zero-day threats. These forms of attacks involve situations where the threat is not compiled or undetectable within our observation and threat indicators space until the moment it is launched. For example, we regularly experience, and may experience in the future, distributed denial of service (DDOS) attacks aimed at disrupting service to our customers and attempts by hackers to place illegal or abusive content on our or our customers' websites. Our response to such DDOS attacks may be insufficient to protect our network and systems, especially as attacks increase in size and nation-state actors use DDOS attacks against political and economic adversaries. In addition, there has been an increase in the number of malicious software attacks in the technology industry generally, including newer strains of malware, ransomware and cryptocurrency mining software. Moreover, retaliatory acts by Russia in response to economic sanctions or other measures taken by the international community against Russia arising from the Russia-Ukraine military conflict could include an increased number or severity of cyber attacks from Russia or its allies.
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
We experience cybersecurity incidents, and any actual or perceived breach of our security could expose us to a risk of loss or litigation and possible liability and subject us to regulatory or other government inquiries or investigations, which will require us to expend significant capital and other resources to remediate the breach, any of which would harm our business, financial condition and operating results. For example, in March 2020, we discovered a threat actor compromised the hosting login credentials of approximately 28,000 hosting customers to their hosting accounts as well as the login credentials of a small number of our personnel. We subsequently identified more than 5,000 additional hosting customers whose hosting login credentials were compromised in this incident. These hosting login credentials did not provide access to the hosting customers' main GoDaddy account. We have expended resources investigating and responding to this activity, notified the impacted customers, reported the activity to applicable regulatory authorities, and are responding to requests for information regarding our data privacy and security practices, including from the Federal Trade Commission (FTC) pursuant to Civil Investigative Demands issued in July 2020 and October 2021. The timing of resolution and the outcome of these matters are uncertain and could result in our being subject to substantial monetary or other costs to our business. In November 2021, using a compromised password, an unauthorized third party accessed the provisioning system in our legacy code base for Managed WordPress (MWP), which impacted up to 1.2 million active and inactive MWP customers across multiple GoDaddy brands. We reported the MWP incident to applicable regulatory authorities and have responded to inquiries from customers, strategic partners, regulators, and the media. The timing of resolution and outcome of this matter are uncertain. In December 2022, an unauthorized third party gained access to and installed malware on our cPanel hosting servers. The malware intermittently redirected random customer websites to malicious sites. We continue to investigate the root cause of these incidents. Based on our investigation, we believe these incidents are part of a multi-year campaign by a sophisticated threat actor group that, among other things, installed malware on our systems and obtained pieces of code related to some services within GoDaddy. To date, these incidents as well as other cyber threats and attacks have not resulted in any material adverse impact to our business or operations, but such threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. In case of a future incident, a history of past incidents, such as those mentioned herein, may subject us to a greater risk of significant costs and sanctions, or that investigations into past incidents may be re-invigorated.
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
We use a variety of marketing channels to promote our brand, including online keyword search, sponsorships and endorsements, television, radio and print advertising, email and social media marketing. Our GoDaddy Guides also market our brand through their recommendations of our products or solutions to specifically meet the needs of our customers. In order to maintain and grow our revenues, we need to continuously optimize and diversify our marketing campaigns and strategies and increase our efforts to expand customer awareness of our portfolio of products. There can be no assurance that our marketing efforts will succeed. If we lose access to one or more of these channels, we may be unable to promote our brand effectively, which could limit our ability to grow our business. Further, if our marketing activities fail to generate traffic to our website, attract new customers or lead to new sales or renewals of our products at the levels we anticipate or our efforts to personalize our marketing efforts are not successful, our business and operating results could be adversely affected.
In the years ended December 31, 2022, 2021 and 2020, our marketing and advertising expenses were $412.3 million, $503.9 million and $438.5 million, respectively. If these costs or our customer acquisition costs increase or we fail to generate additional sales as a result of our marketing efforts, our business, operating results and financial performance could be adversely affected.
Our ability to increase sales of our products is highly dependent on the quality of our customer care. Our failure to provide high-quality customer care would have an adverse effect on our business, brand and operating results.
We believe our focus on high-quality customer care is critical to retaining, expanding and further penetrating our customer base, as well as generating additional sales of products to our customers. Our GoDaddy Guides have historically contributed significantly to our total bookings. For the years ended December 31, 2022, 2021 and 2020, approximately 10%, 11%, and 12% of our total bookings, respectively, were generated from the sale of product subscriptions by our GoDaddy Guides. Most of our current offerings are designed for customers who often self-identify as having limited to no technology skills. Our customers depend on our GoDaddy Guides to guide them as they create, manage and grow their digital identities, support their ubiquitous presence, both online and offline, and enable them with products to meet their commerce needs. Our GoDaddy Guides primarily engage with customers through direct calls, but have increasingly engaged with customers via other communication channels, such as chat, social media and webcasts, and we continue to increase our self-serve solutions. As our customer base continues to grow, we must continue to broaden our portfolio of solutions, increase the scope of our solution deployments within our customers' IT infrastructure, and adapt our customer support organization to ensure our customers continue to receive the high level of customer service which they have come to expect. If we fail to maintain high quality customer care across our communications platforms to support our growing customers' needs, our reputation, financial results and business prospects may be materially harmed. Notwithstanding our commitment to customer care, our customers may occasionally encounter interruptions in service and other technical challenges, including those resulting from our GoDaddy Guides working remotely. An interruption in service and other challenges could negatively impact our business.
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

Our future performance depends in part on the services and performance of our senior management, as well as our experienced and capable employees. If we are unable to attract, motivate, and retain our employees, our business could suffer.
Our future performance depends on the services and contributions of our senior management and key employees to execute on our business plan and to identify and pursue new opportunities and product innovations. The loss of services of senior management or other key employees and the hiring of new senior leaders and key employees, especially in a competitive labor market, could significantly delay or prevent our achievement of strategic objectives, business plans and product development as we transition to new leaders and could adversely affect our business, financial condition and operating results.
Our future success and ability to innovate also depends, in part, on our ability to continue to hire, retain, manage and motivate highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel or delays in hiring required personnel, may seriously harm our business, financial condition and operating results. We may need to invest significant amounts of cash and equity to retain our employees or attract new employees, and we may never realize returns on these investments. Historically, equity awards have been a key component of our employee compensation program, and as a result, any decline in the price of our Class A common stock (directly or relative to the stock price of other companies with which we compete for talent) may adversely impact our ability to retain employees or to attract new employees. Additionally, due to the workforce reduction implemented as part of our restructuring plan announced in February 2023, our ability to attract, retain, and motivate highly qualified employees may be impacted and our reputation with current or prospective employees may be harmed. In addition, in 2020, we temporarily closed our offices and required substantially all personnel to work remotely. As of the date of this filing, we have invited most employees to return to our offices on a voluntary basis. We expect to maintain the remote work and hybrid in-person/remote work environments. We may experience difficulties onboarding and managing new employees, and maintaining our culture while employees continue to work in remote and hybrid work environments. As we expand our product offerings through acquisitions, we may become dependent on the services and contributions of key personnel who join us through such acquisitions. If we are unable to integrate and retain such personnel, our financial condition and operating results may be affected.
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
We maintain a network of different types of partners, some of which create integrations with our products. For example, we partner with Microsoft Corporation to offer Office 365 email and related productivity tools and with Open-Xchange to offer OX-App-suite to our customers and with Worldpay to offer certain GoDaddy Payments products and services to Worldpay's customers. We also work to make certain of our products interoperable with services such as Yelp, Google, Amazon, WhatsApp and Instagram. In addition, we provide payment options for customers' websites through providers such as PayPal, Stripe, Block (formerly Square) and Mercado Libre. We have invested and will continue to invest in partner programs to provide new product offerings to our customers and help us attract additional customers. However, our relationships with our partners may not be as successful in generating new customers as we anticipate, which could adversely affect our ability to increase our total customers. Further, these integrated products could require substantial investment while providing no assurance of return or incremental revenue. We also rely on some of our partners to create integrations with third-party applications and platforms used by our customers, such as the email encryption service provided by INKY Technology Corporation, email backup and migration services provided by SkyKick and email archiving services provided by Barracuda. If our partners fail to create such integrations, or if they change the features of their applications or alter the terms governing use of their applications in an adverse manner, demand for our products could decrease, which would harm our business and operating results. If we are unable to maintain our contractual relationships with existing partners or establish new contractual relationships with potential partners, we may not be able to offer the products and related functionality our customers expect, and we may experience delays and increased costs in adding customers and may lose customers. Any ineffectiveness of our partner programs could materially adversely affect our business and results of operations and may cause reputational harm. In addition, our partners may increase the fees they charge us or offer their services on terms that are less than favorable to us, including in connection with renewal negotiations. Such increased costs or less than favorable terms could result in increased costs to customers and potential loss of customers, which could have an adverse impact on our results of operations.
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

Our ability to obtain any financing will depend on a number of factors, including market conditions, our operating performance, investor interest and, in the case of debt financing, our then-current debt levels, expected debt amortization, interest rates and our credit rating. Volatility in the credit markets, including due to economic uncertainty as a result of the COVID-19 pandemic, the ongoing Russia-Ukraine military conflict and recent bank failures, including the closures of Silicon Valley Bank and Signature Bank in March 2023, as well as the U.S. Federal Reserve Bank's actions and pace of interest rate increases to combat inflation in the U.S., may have an adverse effect on our ability to obtain debt financing. Our credit rating may also be affected by our liquidity, financial results, economic risk or other factors, which may increase the cost of future financings. Any additional financing may not be available to us on acceptable terms or at all. If financing is not available, we may be required to reduce expenditures, including curtailing our growth strategies, forgoing acquisitions or reducing our product development efforts. If we succeed in raising additional funds through the issuance of equity or equity-linked securities, then existing stockholders could experience substantial dilution. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences and privileges senior to those of the holders of our Class A common stock. In addition, any such issuance could subject us to restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital, respond to competitive pressures and pursue business opportunities, including potential acquisitions. Further, to the extent we incur additional indebtedness or such other obligations, the risks associated with our substantial debt described elsewhere in this filing, including our possible inability to service our debt, would increase. Additionally, events and circumstances may occur that would cause us to not be able to satisfy applicable draw-down conditions and utilize our revolving line of credit. Although our credit agreements and the indenture governing our Senior Notes limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and may be amended with the consent of the requisite lenders or holders, as applicable. Accordingly, under certain circumstances, the amount of additional indebtedness that we may incur may be substantial.
Because we are generally required to recognize revenue for our products over the term of the applicable agreement, changes in our sales may not be immediately reflected in our operating results.
As described in Note 2 to our audited financial statements in our 2022 Form 10-K, we generally recognize revenue from our customers ratably over the respective terms of their subscriptions in accordance with GAAP. Our subscription terms average one year, but can range from monthly terms to multi-annual terms of up to 10 years depending on the product. Accordingly, increases in sales during a particular period do not translate into immediate, proportional increases in revenue during such period, and a substantial portion of the revenue we recognize during a quarter is derived from deferred revenue from customer subscriptions we entered into during previous quarters. As a result, our margins may suffer despite substantial sales activity during a particular period, since GAAP does not permit us to recognize all of the revenue from our sales immediately. Conversely, a decline in new or renewed subscriptions in any one quarter may not be reflected in our revenue for that quarter and the existence of substantial deferred revenue may prevent deteriorating sales activity from becoming immediately observable in our statements of operations. In addition, we may not be able to adjust spending in a timely manner to compensate for any unexpected sales shortfall, and any significant shortfall relative to planned expenditures could negatively impact our business and results of operations.
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
We are a holding company and have no material assets other than our controlling equity interest in Desert Newco through our direct or indirect ownership of its limited liability company units. We have no independent means of generating revenue or operating cash flows and, as such, we rely on Desert Newco to provide us with funds necessary to meet any financial obligations.
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
•multi-party review panels established by ICANN's new bylaws may take positions unfavorable to our business; and
•changes in ICANN leadership could introduce uncertainty that could delay or postpone programs, such as the next round of new gTLD applications, and that could have a material impact on our business.
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
We are subject to governmental regulation and other legal obligations, particularly related to privacy, data and information security. Our failure to comply with these or any future laws, regulations or obligations could subject us to sanctions and damages and could harm our reputation and business.
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
Payment Card Networks. We partner with payment card networks including Visa, MasterCard and American Express to conduct our payment processing. These payment card networks have adopted rules and regulations that apply to all merchants who accept their payment cards including special operating rules that apply to GoDaddy Payments as a "payment facilitator" providing payment processing services to our GoDaddy Payments' customers. Each payment card network has discretion to interpret its own network operating rules and may make changes to such rules at any time. Changes to such rules could include increasing the cost of, imposing restrictions on, or otherwise impacting the development of, our GoDaddy Payments' retail point-of-sale solutions, which may negatively affect their deployment and adoption and could ultimately harm our business. In addition, these payment card networks may increase in the future, the interchange fees and assessments that they charge for each transaction that accesses their networks, and may impose special fees or assessments on any transactions that access their networks. Our payment card networks have the right to pass any increases in interchange fees and assessments on to us, which could increase our costs and thereby adversely affect our financial performance.
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
The trading price of our Class A common stock is likely to be highly volatile and these fluctuations could cause you to lose all or part of your investment in our common stock. Since shares of our Class A common stock were sold in our initial public offering in April 2015 at a price of $20.00 per share, the reported high and low sales prices of our Class A common stock have ranged from $21.04 to $93.75 per share through April 28, 2023. Factors that may cause the market price of our Class A common stock to fluctuate include:
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

•sales of large blocks of our stock;
•departures of key personnel; or
•major catastrophic events, including those resulting from war, incidents of terrorism, outbreaks of pandemic diseases, such as COVID-19, or responses to these events.
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
At our 2022 annual meeting of stockholders, our stockholders approved certain amendments to our amended and restated certificate of incorporation, including the recommendation of our board of directors to eliminate its classified structure.
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
In the past, our board of directors has approved the repurchase of shares of our Class A common stock. In January 2022, our board of directors approved the repurchase of up to an additional $2,251.0 million of our Class A common stock. Such approval was in addition to the amount remaining available for repurchases under prior approvals of our board of directors, such that we have authority to repurchase up to $3,000.0 million of shares of our Class A common stock. Under this or any other future share repurchase programs, we may make share repurchases through a variety of methods, including open market share purchases, accelerated share repurchase programs, block transactions or privately negotiated transactions, in accordance with applicable federal securities laws. During the three months ended March 31, 2023, we repurchased a total of 1,553 shares of our Class A common stock in the open market, which were retired upon repurchase, for an aggregate purchase price of $113.9 million. Of the $3,000.0 million authorized for repurchase, we have repurchased 18,397 shares, for a cumulative total of $1,414.0 million and as of March 31, 2023, we had $1,586.0 million of remaining authorization available for repurchases. Future share repurchase programs may have no time limit, may not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
Other Risks
The impacts of the prolonged COVID-19 pandemic have had a material adverse impact on many of our customers and could harm our business and operating results.
The impacts of the prolonged COVID-19 pandemic on the global economy and on our business continue to evolve. The pandemic disrupted, and may continue to disrupt, the operations of our customers as a result of business shutdowns, decreased demand from their customers, travel restrictions, loss of employment and uncertainty in the financial markets, all of which have negatively impacted, and could continue to negatively impact, our business and operating results by reducing customer spending on our products and services, in particular for our higher-priced, do-it-for-you services. As global economic conditions continue to recover from the COVID-19 pandemic, business activity may not recover as quickly as anticipated. Conditions will be subject to the effectiveness of government policies, vaccine administration rates and other factors that may not be foreseeable.

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
General macro-economic conditions, such as a rise in interest rates, inflation in the cost of goods and services including labor, a recession or an economic slowdown in the U.S. or internationally, including as a result of continuing uncertainty from the COVID-19 pandemic or the Russia-Ukraine military conflict, could adversely affect demand for our products and make it difficult to accurately forecast and plan our future business activities. U.S. and global markets have recently been experiencing volatility and disruption due to interest rate and inflation increases as well as the continued escalation of geopolitical tensions. For example, inflation in the U.S. began to rise in the second half of 2021 and has remained at high levels through first quarter 2023. We are experiencing inflationary pressures in certain areas of our business, however we believe we have been able to slightly offset such pressures through our medium term contracts, hedging positions and a reduction in discretionary spending. Although our business has not yet been materially negatively impacted by such inflationary pressures, we cannot be certain that neither we nor our customers will be materially impacted by continued pressures. Additionally, on February 24, 2022, Russian troops engaged in a full-scale military invasion of Ukraine. Although the length and impact of the ongoing military conflict is highly unpredictable, it could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. This military conflict has led to sanctions and other penalties being levied by the U.S., E.U. and other countries against Russia, and other potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Although we have no employees or facilities in Russia or Ukraine, we do have a limited number of customers and contractors in these locations. As a result, a prolonged conflict could cause delays in future product launches if such contractors are unable to work and/or it becomes necessary to locate and train new contractors to support our products. In addition, we opted to shut down our GoDaddy website in Russia and have removed support for the Ruble. Our business has not been materially impacted to date by the ongoing military conflict and it is impossible to predict the extent to which our operations, or those of our customers and contractors, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report.
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
Reporting requirements for which we must comply may continue to increase our costs, become too time-consuming or could divert management's attention, which could adversely affect our business and operating results.
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

Increased scrutiny from investors, regulators and other stakeholders relating to environmental, social and governance issues could result in additional costs for us and may adversely impact our reputation.
Investors, regulators, customers, employees and other stakeholders are increasingly focused on environmental, social and governance (ESG) matters. If we fail, or are perceived to fail, to make progress or achievements, or to maintain ESG practices that meet evolving regulations and stakeholder expectations, or if we revise any of our ESG commitments, initiatives or goals, our reputation and our ability to attract and retain employees could be harmed, and we may be negatively perceived by our investors or our customers. To the extent that our required and voluntary disclosures about ESG matters increase, we could also be questioned about the accuracy, adequacy, or completeness of such disclosures and our reputation could be negatively impacted. In addition, regulatory requirements with respect to climate change and other aspects of ESG may result in increased compliance requirements on our business and supply chain, and may increase our operating costs.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we are also required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm is required to audit such internal control. Although our management has determined, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of December 31, 2022, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future.
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
Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events, whether due to climate change or otherwise, and to interruption by man-made events such as terrorism and civil unrest.
Our continued growth depends on the ability of our customers to access our products, services and customer support at any time and within an acceptable amount of time. In addition, our ability to access certain third-party solutions is important to our operations and the delivery of our products, services and customer support. Although we have disaster recovery plans in place, a significant natural disaster, such as an earthquake, fire or flood, or other unusual or prolonged adverse weather patterns, whether due to climate change or otherwise, or acts of terrorism, civil unrest, pandemics, such as the COVID-19 pandemic, international conflicts, such as the Russia-Ukraine military conflict, or other similar events beyond our control could cause disruptions in our business or the business of our infrastructure vendors, data center hosting providers, partners or customers, our infrastructure vendors' abilities to provide connectivity and perform services on a timely basis or the economy as a whole. In the event our or our service providers' IT systems' abilities are hindered by any of the events discussed above, we and our customers' websites could experience downtime, and our products could become unavailable. A prolonged service disruption for any of the foregoing reasons would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the services we use.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Information regarding share repurchases is also provided in Note 4 to our financial statements included in Part 1, Item 1 of this Quarterly Report and is incorporated herein by reference. Share repurchases during the three months ended March 31, 2023 were as follows:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs (in millions)
January 1 - January 31	407.8	$74.22	407.8
February 1 - February 28	0.2	$75.01	0.2
March 1 - March 31	1,144.6	$73.09	1,144.6
Total	1,552.6		1,552.6	$1,586.0
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
None.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.1+*	Amendment to GoDaddy Inc. 2015 Equity Incentive Plan
4.2+*	Amendment to GoDaddy 2015 Employee Stock Purchase Plan
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	The certifications attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of GoDaddy Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
***	Certain provisions or terms of the agreement have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. GoDaddy Inc. agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GODADDY INC.

Date:	May 4, 2023	/s/ Mark McCaffrey
Mark McCaffrey
Chief Financial Officer