Form 10-Q
period 2023-06-30
GoDaddy Inc.
filed 2023-08-04
CIK 1609711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                         ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒
As of July 28, 2023, there were 146,812,421 shares of GoDaddy Inc.'s Class A common stock, $0.001 par value per share, outstanding and 307,223 shares of GoDaddy Inc.'s Class B common stock, $0.001 par value per share, outstanding.

GoDaddy Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2023

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
iii

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
GoDaddy Inc.
Consolidated Balance Sheets (unaudited)
(In millions, except shares in thousands and per share amounts)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$582.6	$774.0
Accounts and other receivables	67.2	60.1
Prepaid domain name registry fees	464.2	435.7
Prepaid expenses and other current assets	297.8	312.8
Total current assets	1,411.8	1,582.6
Property and equipment, net	206.6	225.6
Operating lease assets	75.8	84.1
Prepaid domain name registry fees, net of current portion	207.5	197.1
Goodwill	3,563.9	3,536.9
Intangible assets, net	1,217.7	1,252.2
Other assets	110.6	95.0
Total assets	$6,793.9	$6,973.5
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$145.8	$130.9
Accrued expenses and other current liabilities	371.2	356.7
Deferred revenue	2,081.4	1,954.0
Long-term debt	18.2	18.2
Total current liabilities	2,616.6	2,459.8
Deferred revenue, net of current portion	799.5	770.3
Long-term debt, net of current portion	3,806.0	3,812.9
Operating lease liabilities, net of current portion	104.8	116.5
Other long-term liabilities	87.7	87.1
Deferred tax liabilities	43.8	56.2
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.001 par value - 50,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value - 1,000,000 shares authorized; 148,293 and 153,830 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	0.1	0.2
Class B common stock, $0.001 par value - 500,000 shares authorized; 307 and 312 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	2,088.2	1,912.6
Accumulated deficit	(2,917.8)	(2,422.6)
Accumulated other comprehensive income	162.4	178.0
Total stockholders' deficit attributable to GoDaddy Inc.	(667.1)	(331.8)
Non-controlling interests	2.6	2.5
Total stockholders' deficit	(664.5)	(329.3)
Total liabilities and stockholders' deficit	$6,793.9	$6,973.5
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Operations (unaudited)
(In millions, except shares in thousands and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Applications & commerce	$351.7	$317.2	$689.7	$620.3
Core platform	696.4	698.3	1,394.4	1,397.9
Total revenue	1,048.1	1,015.5	2,084.1	2,018.2
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	388.4	360.5	774.5	730.7
Technology and development	219.2	198.1	434.2	388.2
Marketing and advertising	89.5	100.7	181.9	217.0
Customer care	77.7	78.9	154.5	156.6
General and administrative	92.7	94.7	186.8	185.3
Restructuring and other	17.5	9.6	69.8	9.6
Depreciation and amortization	43.5	48.4	92.0	96.6
Total costs and operating expenses	928.5	890.9	1,893.7	1,784.0
Operating income	119.6	124.6	190.4	234.2
Interest expense	(45.6)	(34.9)	(91.4)	(68.5)
Other income (expense), net	6.8	(1.2)	29.4	(2.3)
Income before income taxes	80.8	88.5	128.4	163.4
Benefit (provision) for income taxes	2.3	2.0	2.1	(4.3)
Net income	83.1	90.5	130.5	159.1
Less: net income attributable to non-controlling interests	0.2	0.1	0.3	0.3
Net income attributable to GoDaddy Inc.	$82.9	$90.4	$130.2	$158.8
Net income attributable to GoDaddy Inc. per share of Class A common stock:
Basic	$0.54	$0.57	$0.85	$0.98
Diluted	$0.54	$0.56	$0.84	$0.97
Weighted-average shares of Class A common stock outstanding:
Basic	152,328	159,822	153,221	162,060
Diluted	154,064	161,739	155,756	164,503
___________________________
(1) Costs and operating expenses include equity-based compensation expense as follows:
Cost of revenue	$0.4	$0.4	$0.8	$0.7
Technology and development	42.0	35.1	81.0	68.0
Marketing and advertising	7.3	7.5	13.9	14.5
Customer care	6.5	5.5	11.9	9.7
General and administrative	21.3	18.2	41.5	35.0
Restructuring and other	—	—	2.3	—
Total equity-based compensation expense	$77.5	$66.7	$151.4	$127.9
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$83.1	$90.5	$130.5	$159.1
Foreign exchange forward contracts gain (loss), net	(9.0)	20.6	(15.9)	23.8
Unrealized swap gain (loss), net(1)	26.8	49.1	(5.8)	139.0
Change in foreign currency translation adjustment	3.9	9.0	6.0	(25.3)
Comprehensive income	104.8	169.2	114.8	296.6
Less: comprehensive income attributable to non-controlling interests	0.1	0.3	0.3	0.6
Comprehensive income attributable to GoDaddy Inc.	$104.7	$168.9	$114.5	$296.0
___________________________
(1) Amounts are net of the tax effects reflected below:
Unrealized swap gain (loss), net	$—	$—	$—	$(2.5)
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Stockholders' Deficit (unaudited)
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	153,830	$0.2	312	$—	$1,912.6	$(2,422.6)	$178.0	$2.5	$(329.3)
Net income	—	—	—	—	—	47.3	—	0.1	47.4
Equity-based compensation, including amounts capitalized	—	—	—	—	74.5	—	—	—	74.5
Stock option exercises	132	—	—	—	3.2	—	—	—	3.2
Repurchases of Class A common stock	(1,553)	—	—	—	—	(113.9)	—	—	(113.9)
Impact of derivatives, net	—	—	—	—	—	—	(39.5)	—	(39.5)
Change in foreign currency translation adjustment	—	—	—	—	—	—	2.1	—	2.1
Vesting of restricted stock units and other	1,705	—	(5)	—	0.2	(0.1)	0.1	(0.2)	—
Balance at March 31, 2023	154,114	0.2	307	—	1,990.5	(2,489.3)	140.7	2.4	(355.5)
Net income	—	—	—	—	—	82.9	—	0.2	83.1
Equity-based compensation, including amounts capitalized	—	—	—	—	78.0	—	—	—	78.0
Stock option exercises	115	—	—	—	1.6	—	—	(0.1)	1.5
Repurchases of Class A common stock(1)	(7,019)	(0.1)	—	—	—	(511.5)	—	—	(511.6)
Issuance of Class A common stock under ESPP	299	—	—	—	18.2	—	—	—	18.2
Impact of derivatives, net	—	—	—	—	—	—	17.8	—	17.8
Change in foreign currency translation adjustment	—	—	—	—	—	—	3.9	—	3.9
Vesting of restricted stock units and other	784	—	—	—	(0.1)	0.1	—	0.1	0.1
Balance at June 30, 2023	148,293	$0.1	307	$—	$2,088.2	$(2,917.8)	$162.4	$2.6	$(664.5)
_________________________________
(1)Includes a 1% excise tax on shares repurchased, net of the fair market value of new share issuances, of $3.8 million.

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

GoDaddy Inc.
Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net income	$130.5	$159.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92.0	96.6
Equity-based compensation expense	151.4	127.9
Loss on dispositions	16.8	—
Other	5.5	45.8
Changes in operating assets and liabilities, net of amounts acquired:
Prepaid domain name registry fees	(38.6)	(24.8)
Deferred revenue	153.3	127.0
Other operating assets and liabilities	(42.6)	(29.8)
Net cash provided by operating activities	468.3	501.8
Investing activities
Purchases of intangible assets	(35.4)	—
Net proceeds received from dispositions	12.4	—
Purchases of property and equipment	(28.6)	(30.2)
Other investing activities	(0.4)	(0.3)
Net cash used in investing activities	(52.0)	(30.5)
Financing activities
Proceeds received from:
Stock option exercises	4.7	13.3
Issuance of Class A common stock under ESPP	18.2	18.4
Payments made for:
Repurchases of Class A common stock	(611.7)	(967.1)
Repayment of term loans	(12.6)	(16.2)
Other financing obligations	(6.9)	(2.1)
Net cash used in financing activities	(608.3)	(953.7)
Effect of exchange rate changes on cash and cash equivalents	0.6	(2.9)
Net decrease in cash and cash equivalents	(191.4)	(485.3)
Cash and cash equivalents, beginning of period	774.0	1,255.7
Cash and cash equivalents, end of period	$582.6	$770.4

Cash paid during the period for:
Interest on long-term debt, including impact of interest rate swaps	$88.4	$59.6
Income taxes, net of refunds received	$4.9	$6.9
Amounts included in the measurement of operating lease liabilities	$23.3	$25.3
Supplemental disclosure of non-cash transactions
Operating lease assets obtained in exchange for operating lease liabilities	$9.3	$7.1
Accrued purchases of property and equipment at period end	$2.4	$6.1
Share repurchases not yet settled	$15.6	$19.3
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except shares in thousands and per share amounts)

1.    Organization and Background
Organization
We are the sole managing member of Desert Newco, and as a result, we consolidate its financial results and report non-controlling interests representing the economic interests held by other members. The calculation of non-controlling interests excludes any net income attributable directly to GoDaddy Inc. As of June 30, 2023, we owned approximately 99.8% of Desert Newco.
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
2.    Summary of Significant Accounting Policies
Property and Equipment
Property and equipment, net by geography was as follows:

	June 30, 2023	December 31, 2022
U.S.	$158.4	$167.5
France	25.3	28.8
All other international	22.9	29.3
	$206.6	$225.6
No other international country represented more than 10% of property and equipment, net in any period presented.
Equity Investments
We hold investments in privately held equity securities, which are recorded in other assets, and were as follows:

Equity Investments
Equity investments as of December 31, 2022	$40.5
Fair market value adjustments(1)	14.4
Impairment losses(1)	(2.3)
Additional investments	0.5
Equity investments as of June 30, 2023	$53.1
_________________________________
(1)Fair market value adjustments and impairment losses are recorded in other income (expense), net.
Revenue Recognition
Disaggregated Revenue
Revenue by major product type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Applications and commerce	$351.7	$317.2	$689.7	$620.3
Core platform: domains	492.7	485.0	984.8	968.9
Core platform: other	203.7	213.3	409.6	429.0
	$1,048.1	$1,015.5	$2,084.1	$2,018.2
No single customer represented over 10% of our total revenue for any period presented.

Revenue by geography is based on the customer's billing address and was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
U.S.	$707.0	$684.7	$1,402.4	$1,357.6
International	341.1	330.8	681.7	660.6
	$1,048.1	$1,015.5	$2,084.1	$2,018.2
No international country represented more than 10% of total revenue in any period presented.
See Note 7 for information regarding our deferred revenue.
Assets Recognized from Contract Costs
Fees paid to various registries at the inception of a domain registration or renewal represent costs to fulfill a contract. We capitalize and amortize these prepaid domain name registry fees to cost of revenue consistent with the pattern of transfer of the product to which the asset relates. Amortization expense of such asset was $192.1 million and $177.6 million for the three months ended June 30, 2023 and 2022, respectively and was $377.2 million and $351.7 million for the six months ended June 30, 2023 and 2022, respectively.
Restructuring and Other
Restructuring and other primarily represents: i) charges related to the restructuring plan announced in February 2023, which was implemented to reduce future operating expenses and improve cash flows through a combination of a reduction in force and the sale of certain assets and liabilities of our hosting business within our Core segment; and ii) a charge related to the termination of a revenue sharing agreement. See Note 13 for further discussion.
Fair Value Measurements
The following tables set forth our material assets and liabilities measured and recorded at fair value on a recurring basis:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Commercial paper	$—	$30.0	$—	$30.0
Time deposits	239.8	—	—	239.8
Derivative assets	—	175.7	—	175.7
Total assets	$239.8	$205.7	$—	$445.5
Liabilities:
Derivative liabilities	$—	$6.8	$—	$6.8
Total liabilities	$—	$6.8	$—	$6.8

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Commercial paper	$—	$120.0	$—	$120.0
Time deposits	347.3	—	—	347.3
Derivative assets	—	218.5	—	218.5
Total assets	$347.3	$338.5	$—	$685.8
Liabilities:
Derivative liabilities	$—	$4.9	$—	$4.9
Total liabilities	$—	$4.9	$—	$4.9
We have no other material assets or liabilities measured at fair value on a recurring basis.
3.    Goodwill and Intangible Assets
The following table summarizes changes in our goodwill balance by segment:

	A&C	Core	Total
Balance at December 31, 2022	$1,497.0	$2,039.9	$3,536.9
Impact of foreign currency translation	12.7	17.6	30.3
Less: goodwill related to disposition of businesses	—	(3.3)	(3.3)
Balance at June 30, 2023	$1,509.7	$2,054.2	$3,563.9

Intangible assets, net are summarized as follows:

	June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	241.7	n/a	241.7
Contractual-based assets	292.7	n/a	292.7
Finite-lived intangible assets:
Customer-related	461.0	$(322.5)	138.5
Developed technology	246.1	(192.7)	53.4
Trade names and other	105.1	(58.7)	46.4
	$1,791.6	$(573.9)	$1,217.7

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	243.2	n/a	243.2
Contractual-based assets	256.8	n/a	256.8
Finite-lived intangible assets:
Customer-related	487.7	$(309.0)	178.7
Developed technology	243.9	(171.1)	72.8
Trade names and other	109.8	(54.1)	55.7
	$1,786.4	$(534.2)	$1,252.2
During the six months ended June 30, 2023, we completed two purchases of indefinite-lived domain portfolio intangible assets and related finite-lived customer-related intangible assets for a total of $35.4 million in cash and a variable earn-out of up to $4.0 million.
Amortization expense was $26.1 million and $31.7 million for the three months ended June 30, 2023 and 2022, respectively, and was $58.8 million and $64.9 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the weighted-average remaining amortization period for amortizable intangible assets was 33 months for customer-related, 29 months for developed technology and 49 months for trade names and other, and was 35 months in total.
Based on the balance of finite-lived intangible assets as of June 30, 2023, expected future amortization expense is as follows:

Year Ending December 31:
2023 (remainder of)	$46.3
2024	83.4
2025	75.7
2026	25.3
2027	4.5
Thereafter	3.1
$238.3
4.    Stockholders' Equity
Share Repurchases
We have authority to repurchase up to $3,000.0 million of our Class A common stock. During the six months ended June 30, 2023, we repurchased a total of 8,572 shares, of our Class A common stock in the open market, which were retired upon repurchase, for an aggregate purchase price of $621.6 million. As of June 30, 2023, we had $1,078.3 million of remaining authorization available for repurchases.
In August 2023, our board of directors approved the repurchase of up to an additional $1,000.0 million of our Class A common stock. Such approval was in addition to the amount remaining available for repurchases under prior approvals of our board of directors, such that our total approved authority under the program is $4,000.0 million of shares of our Class A common stock through 2025.

5.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2023	December 31, 2022
Derivative assets	$175.7	$218.5
Prepaid software and maintenance expenses	42.2	29.5
Registry deposits	38.0	41.0
Usage-based prepaid expenses(1)	16.0	10.6
Other	25.9	13.2
	$297.8	$312.8
_________________________________
(1)Usage-based prepaid expenses include various cost of revenue, marketing, rent and other prepaid commitments that are amortized as the funds are used.
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
The following table summarizes stock option activity:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Exercise Price Per Share ($)
Outstanding at December 31, 2022	1,426	44.38
Exercised	(247)	30.63
Forfeited	(1)	8.74
Outstanding at June 30, 2023	1,178	47.29
Vested at June 30, 2023	1,152	46.84

The following table summarizes stock award activity:

Number of Shares of Class A Common Stock (#)
Outstanding at December 31, 2022	7,632
Granted: RSUs	3,299
Granted: TSR-based PSUs	264
TSR-based PSU achievement above target	91
Vested	(2,484)
Forfeited	(627)
Outstanding at June 30, 2023(1)	8,175
_________________________________
(1)The balance of outstanding awards is comprised of the following:

	Number of Shares of Class A Common Stock (#)	Weighted-Average Grant-Date Fair Value Per Share ($)
RSUs	7,387	78.25
TSR-based PSUs	763	119.49
Financial-based PSUs	25	77.23
Outstanding at June 30, 2023	8,175
As of June 30, 2023, total unrecognized compensation expense related to non-vested equity grants was $477.9 million with an expected remaining weighted-average recognition period of 2.3 years.
7.    Deferred Revenue
Deferred revenue consisted of the following:

	June 30, 2023	December 31, 2022
Current:
A&C	$681.0	$622.1
Core	1,400.4	1,331.9
	$2,081.4	$1,954.0
Noncurrent:
A&C	$174.2	$173.1
Core	625.3	597.2
	$799.5	$770.3
The increase in deferred revenue is primarily driven by payments received in advance of satisfying our performance obligations, offset by $592.9 million and $1,350.3 million of revenue recognized during the three and six months ended June 30, 2023, respectively, which was included in deferred revenue as of December 31, 2022. Deferred revenue as of June 30, 2023 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are expected to be satisfied, as follows:

	Remainder of 2023	2024	2025	2026	2027	Thereafter	Total

A&C	$475.2	$280.0	$73.5	$16.8	$5.6	$4.1	$855.2
Core	919.0	693.0	202.2	91.6	52.4	67.5	2,025.7
	$1,394.2	$973.0	$275.7	$108.4	$58.0	$71.6	$2,880.9

8.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Accrued payroll and employee benefits	$98.1	$116.3
Tax-related accruals	53.5	42.8
Accrued legal and professional	32.5	34.3
Current portion of operating lease liabilities	33.1	33.3
Accrued acquisition-related expenses and acquisition consideration payable	19.7	26.2
Accrued marketing and advertising	18.2	13.6
Share repurchases not yet settled	15.6	5.8
Derivative liabilities	6.8	4.9
Accrued restructuring costs	6.0	—
Other	87.7	79.5
	$371.2	$356.7
9.    Long-Term Debt
Long-term debt consisted of the following:

	Maturity Date	June 30, 2023	December 31, 2022
2027 Term Loans (effective interest rate of 7.1% at June 30, 2023 and 4.3% at December 31, 2022)	August 10, 2027	$727.5	$731.3
2029 Term Loans (effective interest rate of 8.5% at June 30, 2023 and 4.1% at December 31, 2022)	November 10, 2029	1,761.2	1,770.0
2027 Senior Notes (effective interest rate of 5.5% at June 30, 2023 and 5.4% at December 31, 2022)	December 1, 2027	600.0	600.0
2029 Senior Notes (effective interest rate of 3.7% at June 30, 2023 and 3.6% at December 31, 2022)	March 1, 2029	800.0	800.0
Revolver	August 10, 2027	—	—
Total		3,888.7	3,901.3
Less: unamortized original issue discount and debt issuance costs(1)		(64.5)	(70.2)
Less: current portion of long-term debt		(18.2)	(18.2)
		$3,806.0	$3,812.9
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
In May 2023, we entered into an amendment to the Credit Facility to replace LIBOR on our 2027 Term Loans with the Secured Overnight Financing Rate (SOFR), effective with the first interest period commencing on or after July 1, 2023. Once effective, these borrowings will bear interest at a rate equal to, at our option, either (a) SOFR for an interest period of one month plus an initial margin of 2.0% per annum or (b) an initial margin of 1.0% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) SOFR for an interest period of one month plus 1.0%. Fees incurred in conjunction with this amendment were not material.

As of June 30, 2023, we had $999.2 million available for borrowing under the Revolver as $0.8 million has been used to secure the issuance of standby letters of credit. We were not in violation of any covenants of the Credit Facility as of June 30, 2023.
Senior Notes
As described in our 2022 Form 10-K, we have completed two offerings of senior notes (the 2027 Senior Notes and the 2029 Senior Notes).
As of June 30, 2023, we were not in violation of any covenants of the senior notes.
Fair Value
The estimated fair values of our long-term debt instruments are based on observable market prices for these loans, which are traded in less active markets and therefore classified as Level 2 fair value measurements, and were as follows as of June 30, 2023:

2027 Term Loans	$727.0
2029 Term Loans	$1,766.7
2027 Senior Notes	$571.7
2029 Senior Notes	$686.0
Future Debt Maturities
Aggregate principal payments, exclusive of any unamortized original issue discount and debt issuance costs, due on long-term debt as of June 30, 2023 were as follows:

Year Ending December 31:
2023 (remainder of)	$12.6
2024	25.2
2025	25.2
2026	25.2
2027	1,319.0
Thereafter	2,481.5
$3,888.7
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

The following table summarizes our outstanding derivative instruments on a gross basis, all of which are considered Level 2 financial instruments:

	Notional Amount		Fair Value of Derivative Assets(2)		Fair Value of Derivative Liabilities(2)
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Cash flow hedges:
Foreign exchange forward contracts	$367.9	$364.7	$1.9	$9.4	$6.8	$2.0
Cross-currency swaps(1)	557.4	549.7	0.7	15.8	—	2.2
Interest rate swaps	1,970.1	1,980.5	172.1	173.0	—	—
Net investment hedges:
Cross-currency swaps(1)	714.4	704.6	1.0	20.3	—	0.7
Total hedges	$3,609.8	$3,599.5	$175.7	$218.5	$6.8	$4.9
_________________________________
(1)The notional values of the cross-currency swaps have been translated from Euros to U.S. dollars at the foreign currency rates in effect of approximately 1.09 and 1.07 as of June 30, 2023 and December 31, 2022, respectively.
(2)In our balance sheets, all derivative assets are recorded within prepaid expenses and other current assets and all derivative liabilities are recorded within accrued expenses and other current liabilities.
The following table summarizes the effect of our hedging relationships on accumulated other comprehensive income (AOCI):

	Unrealized Gains (Losses) Recognized in Other Comprehensive Income
	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Cash flow hedges:
Foreign exchange forward contracts(1)	$(9.0)	$20.6	$(15.9)	$23.8
Cross-currency swaps	(6.6)	7.1	(4.6)	43.4
Interest rate swaps	33.4	42.0	(1.2)	93.1
Net investment hedges:
Cross-currency swaps	(12.9)	48.0	(19.3)	21.6
Total hedges	$4.9	$117.7	$(41.0)	$181.9
_________________________________
(1)Amounts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.

The following tables summarize the locations and amounts of gains (losses) recognized within earnings related to our hedging relationships:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Cash flow hedges:
Foreign exchange forward contracts:
Reclassified from AOCI into income	$4.9	$—	$—	$0.2	$—	$—
Cross-currency swaps:
Reclassified from AOCI into income(1)	—	2.4	(3.5)	—	3.5	30.3
Interest rate swaps:
Reclassified from AOCI into income	—	16.4	—	—	(5.2)	—
Net investment hedges:
Cross-currency swaps:
Reclassified from AOCI into income	—	3.1	—	—	3.5	—
Total hedges	$4.9	$21.9	$(3.5)	$0.2	$1.8	$30.3
_________________________________
(1)The amounts reflected in other income (expense), net include $3.5 million and $(30.2) million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by cross-currency swaps during the three months ended June 30, 2023 and 2022, respectively.

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Cash flow hedges:
Foreign exchange forward contracts:
Reclassified from AOCI into income	$9.7	$—	$—	$(1.4)	$—	$—
Cross-currency swaps:
Reclassified from AOCI into income(1)	—	4.8	(10.6)	—	9.6	52.8
Interest rate swaps:
Reclassified from AOCI into income	—	30.5	—	—	(16.0)	—
Net investment hedges:
Cross-currency swaps:
Reclassified from AOCI into income	—	6.3	—	—	4.3	—
Total hedges	$9.7	$41.6	$(10.6)	$(1.4)	$(2.1)	$52.8
_________________________________
(1)The amounts reflected in other income (expense), net include $10.5 million and $(52.9) million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by cross-currency swaps during the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, we estimate that $98.7 million of net deferred gains related to our designated hedges will be recognized in earnings over the next 12 months. No amounts have been excluded from our hedge effectiveness testing.

Risk Management Strategies
Foreign Exchange Forward Contracts
From time-to-time, we may enter into foreign exchange forward contracts with financial institutions to hedge certain forecasted sales transactions denominated in foreign currencies. We designate these forward contracts as cash flow hedges, which are recognized as either assets or liabilities at fair value. At June 30, 2023, all such contracts had maturities of 18 months or less.
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
Interest Rate Swaps
In April 2017, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement to effectively convert a portion of the variable-rate borrowings under the 2024 Term Loans to a fixed rate of 5.44%. In March 2022, we entered into a transaction to extend the maturity of the swaps to August 31, 2027. We and the existing counterparties executed cancellation agreements to terminate all rights, obligations and liabilities associated with the original swaps. On the modification date, the existing cash flow hedging relationships were de-designated and new hedging relationships incorporating the terms of the new interest rate swaps (the 2022 Interest Rate Swaps) were designated. The 2022 Interest Rate Swaps, which had an amortizing notional amount of $1,262.5 million at inception, serve to convert a portion of the variable-rate borrowings under the 2029 Term Loans to a fixed rate of 4.81%. In November 2022, in conjunction with the Credit Facility refinancing discussed in our 2022 Form 10-K, we terminated these swaps and entered into new SOFR-based interest rate swaps. This modification impacted no critical terms other than the reference rate change from LIBOR to SOFR and thus had no impact on our hedging relationships or financial statements.
In August 2020, in conjunction with the issuance of the 2027 Term Loans, we entered into seven-year pay-fixed rate, receive-floating rate interest rate swaps to effectively convert the variable one-month LIBOR interest rate on the 2027 Term Loans borrowings to a fixed rate of 0.705%. These interest rate swaps, which mature on August 10, 2027, had an aggregate notional amount of $750.0 million at inception. In May 2023, in conjunction with the Credit Facility amendment discussed in Note 9, we terminated these swaps and entered into new SOFR-based interest rate swaps. This modification impacted no critical terms other than the reference rate change from LIBOR to SOFR and thus had no impact on our hedging relationships or financial statements.
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
11.     Leases
Our operating leases primarily consist of office and data center space expiring at various dates through November 2036. Certain leases include options to renew or terminate at our discretion. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of June 30, 2023, operating leases have a remaining weighted average lease term of 6.6 years and our operating lease liabilities were measured using a weighted average discount rate of 5.3%.

The components of operating lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating lease costs	$9.6	$9.6	$19.4	$22.4
Variable lease costs	3.8	2.2	7.6	4.9
Sublease income	(2.2)	(1.8)	(4.5)	(3.6)
Total net lease cost	$11.2	$10.0	$22.5	$23.7
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
As described in our 2022 Form 10-K, as of December 31, 2022, we had accrued $8.1 million as our estimated loss provision related to the settlement of certain class action complaints alleging violation of the Telephone Consumer Protection Act of 1991. On January 19, 2021, a single objector to the settlement filed a notice of appeal to the 11th Circuit Court of Appeals (the 11th Circuit). On July 27, 2022, the 11th Circuit vacated the settlement approval order and remanded the case for further action due to standing issues among the class members. On August 18, 2022, the plaintiffs filed a petition for a rehearing before the 11th Circuit. On December 7, 2022, the 11th Circuit was notified of the death of one of the plaintiffs, Jason Bennett. The parties are currently briefing the effect, if any, of his death on the appeal. On March 13, 2023, the 11th Circuit granted the plaintiffs' petition for a rehearing before the 11th Circuit; the rehearing occurred on June 13, 2023. On July 24, 2023, the en banc 11th Circuit reversed the 11th Circuit's July 27, 2022 decision and remanded the appeal to the 11th Circuit for further action. Given the pending nature of the appeal, and the possibility for one or more parties to seek relief from the Supreme Court, the finality and/or impact of the July 27, 2022 decision is uncertain. As a result, we have not adjusted our estimated loss provision for this settlement as of June 30, 2023.
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
As more fully described in the section titled “Risk Factors” located elsewhere in this Quarterly Report, in March 2020, we discovered that a threat actor group had compromised the hosting login credentials of certain of our customers to their hosting accounts and the login credentials of a small number of our personnel. We have expended resources investigating and responding to this activity, notified the impacted customers, reported the activity to applicable regulatory authorities, and are responding to requests for information regarding our data privacy and security practices, including from the Federal Trade Commission (FTC) pursuant to Civil Investigative Demands issued in July 2020 and October 2021. The timing of resolution and the outcome of these matters are uncertain and could result in us being subject to substantial monetary or other costs to our business.
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
Our accrual for estimated indirect tax liabilities was $20.7 million and $18.9 million as of June 30, 2023 and December 31, 2022, respectively, reflecting our best estimate of the probable liability based on an analysis of our business activities, revenues subject to indirect taxes and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation or settlements could be materially different than the amounts established for indirect tax contingencies.
13. Restructuring and Other Charges and Disposition of Businesses and Related Assets
In February 2023, we announced a restructuring plan to reduce future operating expenses and improve cash flows through a combination of a reduction in force and a commitment to sell certain assets. As part of this plan, we announced a reduction in our workforce of approximately 550 employees, representing approximately 8% of our total employees. In conjunction with this restructuring, during the first quarter of 2023 we recorded $50.4 million of pre-tax restructuring charges in our statement of operations, which included $29.4 million in severance, employee benefits and equity-based compensation as well as a $21.0 million charge in connection with the planned disposition of certain assets and liabilities of our hosting business within our Core segment.
During the three months ended June 30, 2023, we recorded an additional $4.4 million in pre-tax restructuring charges for severance and employee benefits as well as completed the planned disposition discussed above, receiving net proceeds of $12.4 million. Due to changes to the assets and liabilities included within the disposal group as the negotiations were finalized, we recognized a $4.2 million adjustment to the loss estimated during the first quarter, resulting in a pre-tax loss on disposal of $16.8 million.
We estimate that we will incur up to an additional $1.5 million in restructuring charges related to this restructuring plan, primarily during the third quarter of 2023. We do not expect to incur additional restructuring charges beyond the fourth quarter of 2023.
Cash payments of $25.5 million related to the restructuring plan were made during the six months ended June 30, 2023. We expect to make substantially all remaining restructuring payments in the third quarter of 2023.
The following table shows the total amount incurred and the accrued restructuring costs, which are recorded in accrued expenses and other current liabilities in our balance sheet, for severance and employee benefits as of June 30, 2023:

Accrued Restructuring Costs
Accrued restructuring costs as of December 31, 2022	$—
Restructuring costs incurred during the six months ended June 30, 2023(1)	31.5
Amount paid during the six months ended June 30, 2023	(25.5)
Accrued restructuring costs as of June 30, 2023	$6.0
________________________________
(1)Excludes $2.3 million in equity-based compensation expense associated with our restructuring plan, which was recorded within additional paid-in capital.

During the three months ended June 30, 2023, we also recorded a charge of $17.0 million in our statement of operations related to the termination of a revenue sharing agreement. This termination fee was paid in full during the three months ended June 30, 2023.
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
In determining the need for a valuation allowance, we prepare quarterly estimates using historical and forecasted future operating results, based upon approved business plans, including a review of the eligible carryforward periods and tax planning strategies. Based primarily on the negative evidence outweighing the positive evidence as of June 30, 2023, we believe there is uncertainty as to when we will be able to utilize certain of our domestic net operating losses (NOLs), credit carryforwards and other deferred tax assets (DTAs). This negative evidence includes our historical tax losses, the difficulty in forecasting excess tax benefits related to equity-based compensation and the difficulty in forecasting profits due to the current uncertain macroeconomic conditions, such as inflation and the possibility of recession or an economic slowdown. Therefore, we have recorded a valuation allowance against the DTAs for which we have concluded it is more-likely-than-not they will not be realized.
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
Uncertain Tax Positions
The total amount of gross unrecognized tax benefits was $148.8 million as of June 30, 2023, of which $44.0 million, if fully recognized, would decrease our effective tax rate. Although we believe the amounts reflected in our tax returns substantially comply with applicable U.S. federal, state and foreign tax regulations, the respective taxing authorities may take contrary positions based on their interpretation of the law. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision or benefit for income taxes in the period in which a final determination is made.
15.    Income Per Share
Basic income per share is computed by dividing net income attributable to GoDaddy Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted income per share is computed giving effect to all potentially dilutive shares unless their effect is antidilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$83.1	$90.5	$130.5	$159.1
Less: net income attributable to non-controlling interests	0.2	0.1	0.3	0.3
Net income attributable to GoDaddy Inc.	$82.9	$90.4	$130.2	$158.8
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	152,328	159,822	153,221	162,060
Effect of dilutive securities:
Class B common stock	307	312	308	313
Stock options	453	703	492	762
RSUs, PSUs and ESPP shares	976	902	1,735	1,368
Weighted-average shares of Class A Common stock outstanding—diluted	154,064	161,739	155,756	164,503

Net income attributable to GoDaddy Inc. per share of Class A common stock—basic	$0.54	$0.57	$0.85	$0.98
Net income attributable to GoDaddy Inc. per share of Class A common stock—diluted(1):	$0.54	$0.56	$0.84	$0.97
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
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted income per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	184	276	99	265
RSUs, PSUs and ESPP shares	2,603	3,862	618	2,266
	2,787	4,138	717	2,531

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
Our chief operating decision maker (CODM), which, as of June 30, 2023, was our Chief Executive Officer, evaluates the performance of and allocates resources to our segments based on each segment's revenue and earnings before interest, taxes, depreciation and amortization (Segment EBITDA). Segment EBITDA is defined as segment revenues less costs and operating expenses, excluding depreciation and amortization, interest expense (net), provision or benefit for income taxes, equity-based compensation expense, acquisition-related costs, restructuring-related expenses and certain other items. We believe Segment EBITDA serves as a measure that assists our CODM and our investors in comparing our segments' performance on a consistent basis.
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
The following table presents our segment information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue:
A&C	$351.7	$317.2	$689.7	$620.3
Core	696.4	698.3	1,394.4	1,397.9
Total revenue	$1,048.1	$1,015.5	$2,084.1	$2,018.2
Segment EBITDA:
A&C	$142.7	$131.8	$275.1	$251.6
Core	191.0	198.4	380.0	376.8
Total Segment EBITDA	333.7	330.2	655.1	628.4
Unallocated corporate overhead	(69.1)	(71.8)	(140.8)	(144.1)
Depreciation and amortization	(43.5)	(48.4)	(92.0)	(96.6)
Equity-based compensation expense(1)	(77.5)	(66.7)	(149.1)	(127.9)
Interest expense, net of interest income	(37.4)	(33.6)	(75.4)	(66.8)
Acquisition-related expenses	(4.7)	(10.6)	(9.7)	(18.3)
Restructuring and other (2)	(20.7)	(10.6)	(59.7)	(11.3)
Income before income taxes	80.8	88.5	128.4	163.4
Benefit (provision) for income taxes	2.3	2.0	2.1	(4.3)
Net income	$83.1	$90.5	$130.5	$159.1
_________________________________
(1)The six months ended June 30, 2023 excludes $2.3 million of equity-based compensation expense associated with our restructuring plan, which is included within restructuring and other.
(2)In addition to the restructuring and other in our statements of operations, other charges included are primarily composed of lease-related expenses associated with closed facilities, charges related to certain legal matters and adjustments to the fair value of our equity investments.

17.    Accumulated Other Comprehensive Income (Loss)
The following table presents AOCI activity in equity:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Total AOCI
Gross balance as of December 31, 2022(2)	$(75.0)	$253.4	$178.4
Other comprehensive income (loss) before reclassifications	10.3	(62.4)	(52.1)
Amounts reclassified from AOCI	(4.3)	40.7	36.4
Other comprehensive income (loss)	6.0	(21.7)	(15.7)
	$(69.0)	$231.7	162.7
Less: AOCI attributable to non-controlling interests			(0.3)
Balance as of June 30, 2023			$162.4

Gross balance as of December 31, 2021(2)	$(52.9)	$14.2	$(38.7)
Other comprehensive income (loss) before reclassifications	(25.3)	113.5	88.2
Amounts reclassified from AOCI	—	49.3	49.3
Other comprehensive income	(25.3)	162.8	137.5
	$(78.2)	$177.0	98.8
Less: AOCI attributable to non-controlling interests			(0.2)
Balance as of June 30, 2022			$98.6
_________________________________
(1)Amounts shown for our foreign exchange forward contracts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.
(2)Beginning balance is presented on a gross basis, excluding the allocation of AOCI attributable to non-controlling interests.
The sale of certain assets and liabilities of our hosting business, as discussed in Note 13, resulted in the reclassification from AOCI of $4.3 million in cumulative foreign currency translation adjustments. This amount was included within the loss on disposal reported in restructuring and other in our statements of operations for the three and six months ended June 30, 2023. See Note 10 for the effect on net income of amounts reclassified from AOCI related to our hedging relationships.
18.    Subsequent Events
In July 2023, we entered into an amendment to the Credit Facility to provide for a new tranche of term loans maturing in 2029, the proceeds of which will be used to refinance our existing 2029 Term Loans. Pursuant to this amendment, these loans will be issued at par and will bear interest at a rate equal to, at our option, either (a) SOFR for an interest period of one month plus an initial margin of 2.5% per annum or (b) an initial margin of 1.5% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) SOFR for an interest period of one month plus 1.0%.

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
Consolidated Second Quarter Financial Highlights
Below are our key consolidated financial highlights for the three months ended June 30, 2023, with comparisons to the three months ended June 30, 2022.
•Total revenue of $1,048.1 million, an increase of 3.2%, or approximately 4.1% on a constant currency basis(1).
•International revenue of $341.1 million, an increase of 3.1%, or approximately 5.7% on a constant currency basis(1).
•Total bookings of $1,141.1 million, an increase of 2.0%, or approximately 2.6% on a constant currency basis(1).
•Operating income of $119.6 million, a decrease of 4.0%(2).
•Net income of $83.1 million, a decrease of 8.2%(2).
•Normalized EBITDA(3) of $264.6 million, an increase of 2.4%.
•Net cash provided by operating activities of $198.0 million, a decrease of 21.1%.
(1) Discussion of constant currency is set forth in "Quantitative and Qualitative Disclosures about Market Risk."
(2) Our operating results for the three months ended June 30, 2023 included $17.5 million in restructuring and other charges, as further discussed in Note 13 to our financial statements.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue

Revenue:
Applications & commerce	$351.7	33.6%	$317.2	31.2%	$689.7	33.1%	$620.3	30.7%
Core platform	696.4	66.4%	698.3	68.8%	1,394.4	66.9%	1,397.9	69.3%
Total revenue	1,048.1	100.0%	1,015.5	100.0%	2,084.1	100.0%	2,018.2	100.0%
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	388.4	37.1%	360.5	35.5%	774.5	37.2%	730.7	36.2%
Technology and development	219.2	20.9%	198.1	19.5%	434.2	20.8%	388.2	19.2%
Marketing and advertising	89.5	8.5%	100.7	9.9%	181.9	8.7%	217.0	10.7%
Customer care	77.7	7.4%	78.9	7.8%	154.5	7.4%	156.6	7.8%
General and administrative	92.7	8.8%	94.7	9.4%	186.8	9.0%	185.3	9.2%
Restructuring and other	17.5	1.7%	9.6	0.9%	69.8	3.4%	9.6	0.5%
Depreciation and amortization	43.5	4.2%	48.4	4.8%	92.0	4.4%	96.6	4.8%
Total costs and operating expenses	928.5	88.6%	890.9	87.8%	1,893.7	90.9%	1,784.0	88.4%
Operating income	119.6	11.4%	124.6	12.2%	190.4	9.1%	234.2	11.6%
Interest expense	(45.6)	(4.4)%	(34.9)	(3.4)%	(91.4)	(4.3)%	(68.5)	(3.4)%
Other income (expense), net	6.8	0.7%	(1.2)	(0.1)%	29.4	1.4%	(2.3)	(0.1)%
Income before income taxes	80.8	7.7%	88.5	8.7%	128.4	6.2%	163.4	8.1%
Benefit (provision) for income taxes	2.3	0.2%	2.0	0.2%	2.1	0.1%	(4.3)	(0.2)%
Net income	83.1	7.9%	90.5	8.9%	130.5	6.3%	159.1	7.9%
Less: net income attributable to non-controlling interests	0.2	—%	0.1	—%	0.3	0.1%	0.3	—%
Net income attributable to GoDaddy Inc.	$82.9	7.9%	$90.4	8.9%	$130.2	6.2%	$158.8	7.9%
Non-GAAP Financial Measure and Other Operating Metrics
In addition to our results determined in accordance with GAAP, we believe that Normalized EBITDA, a non-GAAP measure, and the following other operating metrics are useful as supplements in evaluating our ongoing operational performance and help provide an enhanced understanding of our business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Normalized EBITDA	$264.6	$258.4	$514.3	$484.3
Annualized recurring revenue	$3,619.6	$3,489.3	$3,619.6	$3,489.3
Total bookings	$1,141.1	$1,118.9	$2,340.3	$2,275.2
Total customers at period end (in thousands)	20,985	20,876	20,985	20,876
Average revenue per user	$199	$193	$199	$193

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
Reconciliation of NEBITDA
The following table reconciles NEBITDA to net income, its most directly comparable GAAP financial measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$83.1	$90.5	$130.5	$159.1
Depreciation and amortization	43.5	48.4	92.0	96.6
Equity-based compensation(1)	77.5	66.7	149.1	127.9
Interest expense, net	37.4	33.6	75.4	66.8
Acquisition-related expenses	4.7	10.6	9.7	18.3
Restructuring and other (2)	20.7	10.6	59.7	11.3
Provision (benefit) for income taxes	(2.3)	(2.0)	(2.1)	4.3
NEBITDA	$264.6	$258.4	$514.3	$484.3
_________________________________
(1)The six months ended June 30, 2023 excludes $2.3 million of equity-based compensation expense associated with our restructuring plan, which is included within restructuring and other.
(2)In addition to the restructuring and other in our statements of operations, other charges included are primarily composed of lease-related expenses associated with closed facilities, charges related to certain legal matters and adjustments to the fair value of our equity investments.
Revenue
We generate the majority of our revenue from sales of product subscriptions, as described in our 2022 Form 10-K. Our subscriptions can range from monthly terms to multi-annual terms of up to ten years, depending on the product. Revenue is presented net of refunds, and we maintain a reserve to provide for refunds granted to customers.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Applications & commerce	$351.7	$317.2	$34.5	11%	$689.7	$620.3	$69.4	11%
Core platform	696.4	698.3	$(1.9)	—%	1,394.4	1,397.9	$(3.5)	—%
Total revenue	$1,048.1	$1,015.5	$32.6	3%	$2,084.1	$2,018.2	$65.9	3%
The 3.2% and 3.3% increases in total revenue for the three and six months ended June 30, 2023, respectively, were due to the changes in our A&C and Core revenues, as described below:
A&C
For the three months ended June 30, 2023, the 10.9% increase in A&C revenue was primarily driven by: (i) 10.5% growth in revenue related to our productivity applications, most notably our email solutions, (ii) 8.4% growth in revenues due to increased customer adoption of our subscription-based products designed to establish and grow online presence, such as Websites + Marketing, and (iii) 39.6% growth in commerce-related revenue.
For the six months ended June 30, 2023, the 11.2% increase in A&C revenue was primarily driven by: (i) 10.3% growth in revenue related to our productivity applications, most notably our email solutions, (ii) 8.2% growth in revenues due to increased customer adoption of our subscription-based products designed to establish and grow online presence, such as Websites + Marketing, and (iii) 63.4% growth in commerce-related revenue.
Core
For the three months ended June 30, 2023, the 0.3% decrease in Core revenue was primarily driven by a 5.0% decrease in aftermarket revenues and a 4.1% decrease in hosting revenues due to end of life migrations away from certain products and lower demand amid the uncertain macroeconomic environment. The decrease was partially offset by a 3.4% increase in domain registration and domain add-on revenue. Domains under management was 84.2 million as of June 30, 2023.
For the six months ended June 30, 2023, the 0.3% decrease in Core revenue was primarily driven by a 6.6% decrease in aftermarket revenues and a 4.4% decrease in hosting revenues due to end of life migrations away from certain products and lower demand amid the uncertain macroeconomic environment. The decrease was partially offset by a 4.1% increase in domain registration and domain add-on revenue.
Bookings
The following table presents our total bookings for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Total bookings	$1,141.1	$1,118.9	$22.2	2%	$2,340.3	$2,275.2	$65.1	3%
The 2.0% and 2.9% increases in total bookings for the three and six months ended June 30, 2023, respectively, were primarily driven by broadened customer adoption of our productivity solutions and our Websites + Marketing product, partially offset by softness in aftermarket demand as well as approximately 60 and 110 basis points, respectively, due to adverse movements in foreign currency exchange rates as a result of the strength of the U.S. dollar relative to certain currencies. In addition to the currency headwinds, our bookings growth rate was also impacted by uneven demand patterns related to inflation and continued economic uncertainty.

Costs and Operating Expenses
Cost of revenue
Costs of revenue are primarily the direct costs incurred in connection with selling an incremental product to our customers. Substantially all cost of revenue relates to domain registration fees, payment processing fees, third-party commissions and licensing fees for third-party productivity applications. Similar to our billing practices, we pay domain costs at the time of purchase for the life of each subscription but recognize the costs of service ratably over the term of our customer contracts. The terms for domain costs are established by agreements between registries and registrars and can vary significantly depending on the top-level domain (TLD). We expect cost of revenue to increase in absolute dollars in future periods due to increased sales of domains and third-party productivity applications as well as continued growth in our customer base. However, cost of revenue may fluctuate as a percentage of total revenue, depending on the mix of products sold in a particular period.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Cost of revenue (excluding depreciation and amortization)	$388.4	$360.5	$27.9	8%	$774.5	$730.7	$43.8	6%
The 7.7% and 6.0% increases in cost of revenue for the three and six months ended June 30, 2023, respectively, were primarily attributable to (i) increased software licensing fees resulting from higher sales of productivity solutions; (ii) higher domain costs, which were primarily driven by cost increases implemented by various TLD registries; and (iii) increased costs associated with the growth of our payment processing business. These increases were partially offset by a decrease in cost of revenue related to our hosting business, which is consistent with the decline in revenue for this business due to end of life migrations away from certain products and lower demand amid the uncertain macroeconomic environment.
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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%

Technology and development	$219.2	$198.1	$21.1	11%	$434.2	$388.2	$46.0	12%
The 10.7% and 11.8% increases in technology and development expenses for the three and six months ended June 30, 2023, respectively, were primarily due to (i) increased personnel costs driven by higher engineering headcount associated with our continued investment in product development as well as the increased use of third party contractors and (ii) increased technology costs associated with the growth of our business, advancement of our commerce and innovation strategies and our migration to a cloud-based infrastructure.
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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%

Marketing and advertising	$89.5	$100.7	$(11.2)	(11)%	$181.9	$217.0	$(35.1)	(16)%
The 11.1% and 16.2% decreases in marketing and advertising expenses for the three and six months ended June 30, 2023, respectively, were primarily attributable to a lower level of discretionary spending and headcount reductions resulting from our restructuring plan as discussed in Note 13 to our financial statements.
Customer care
Customer care expenses represent the costs to guide and service our customers, primarily consisting of personnel costs. We expect customer care expenses to fluctuate depending on the methods of customer interaction utilized as well as the level of personnel required to support our business.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%

Customer care	$77.7	$78.9	$(1.2)	(2)%	$154.5	$156.6	$(2.1)	(1)%
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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%

General and administrative	$92.7	$94.7	$(2.0)	(2)%	$186.8	$185.3	$1.5	1%
The 2.1% decrease in general and administrative expenses for the three months ended June 30, 2023 was primarily driven by decreased acquisition-related expenses, partially offset by an increase in equity-based compensation expense. The 0.8% increase for the six months ended June 30, 2023 was primarily driven by increased indirect tax-related reserves and equity-based compensation expense, partially offset by decreases in acquisition-related expenses.
Restructuring and other

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%

Restructuring and other	$17.5	$9.6	$7.9	82%	$69.8	$9.6	$60.2	627%
Restructuring and other was $17.5 million and $69.8 million for the three and six months ended June 30, 2023, respectively. These costs were primarily incurred pursuant to a restructuring plan implemented in February 2023, as further discussed in Note 13 to our financial statements. For the three and six months ended June 30, 2023, we recorded $4.4 million and

$33.8 million, respectively, in severance, employee benefits and equity-based compensation. For the six months ended June 30, 2023, we recognized a $16.8 million loss on disposal in connection with the sale of certain assets and liabilities of our hosting business within our Core segment. The $4.2 million reduction to the $21.0 million charge initially recognized during the first quarter of 2023 for this disposition was primarily driven by changes to the assets and liabilities included within the disposal group as the negotiations were finalized prior to sale. In addition, during the three and six months ended June 30, 2023, we recorded a charge of $17.0 million related to the termination of a revenue sharing agreement.
During the three and six months ended June 30, 2022, restructuring and other was $9.6 million, which primarily represented charges recorded in connection with the impairment of assets.
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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%

Depreciation and amortization	$43.5	$48.4	$(4.9)	(10)%	$92.0	$96.6	$(4.6)	(5)%
The 10.1% and 4.8% decreases for the three and six months ended June 30, 2023, respectively, were primarily driven by certain acquired intangibles reaching the end of their useful lives.
Interest expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%

Interest expense	$45.6	$34.9	$10.7	31%	$91.4	$68.5	$22.9	33%
The 30.7% and 33.4% increases in interest expense for the three and six months ended June 30, 2023, respectively, were driven by higher effective interest rates on our variable-rate debt.
Other income (expense), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%

Other income (expense), net	6.8	(1.2)	$8.0	667%	29.4	(2.3)	$31.7	(1,378)%
The increase in other income (expense) for the three months ended June 30, 2023 was primarily driven by increased interest income, partially offset by a $2.3 million impairment charge on one of our equity investments. The increase for the six months ended June 30, 2023 included a $14.4 million increase to the carrying value of one of our equity investments. See Note 2 to our financial statements for additional information regarding our equity investments.
Segment Results of Operations
Our two operating segments, A&C and Core, reflect the way we manage and evaluate the performance of our business. Our CODM evaluates segment performance based upon several factors, of which the primary financial measures are revenue and Segment EBITDA, our segment measure of profitability.

Applications & Commerce
The following table presents the results for our A&C segment for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Revenue	$351.7	$317.2	$34.5	11%	$689.7	$620.3	$69.4	11%
Segment EBITDA	$142.7	$131.8	$10.9	8%	$275.1	$251.6	$23.5	9%
Revenue
The 10.9% increase in A&C revenue for the three months ended June 30, 2023 was primarily driven by: (i) 10.5% growth in revenue related to our productivity applications, most notably our email solutions, (ii) 8.4% growth in revenues due to increased customer adoption of our subscription-based products designed to establish and grow online presence, such as Websites + Marketing, and (iii) 39.6% growth in commerce-related revenue.
The 11.2% increase in A&C revenue for the six months ended June 30, 2023 was primarily driven by: (i) 10.3% growth in revenue related to our productivity applications, most notably our email solutions, (ii) 8.2% growth in revenues due to increased customer adoption of our subscription-based products designed to establish and grow online presence, such as Websites + Marketing, and (iii) 63.4% growth in commerce-related revenue.
Segment EBITDA
The 8.3% and 9.3% increases in A&C Segment EBITDA for the three and six months ended June 30, 2023 primarily resulted from the revenue increases noted above, in conjunction with lower discretionary marketing spend. These increases were partially offset by higher personnel costs resulting from headcount additions and the increased use of third party contractors to support the continued development of our A&C products.
Core Platform
The following table presents the results for our Core segment for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Revenue	$696.4	$698.3	$(1.9)	—%	1,394.4	1,397.9	$(3.5)	—%
Segment EBITDA	$191.0	$198.4	$(7.4)	(4)%	380.0	$376.8	$3.2	1%
Revenue
The 0.3% decrease in Core revenue for the three months ended June 30, 2023 was primarily driven by a 5.0% decrease in aftermarket revenues and a 4.1% decrease in hosting revenues due to end of life migrations away from certain products and lower demand amid the uncertain macroeconomic environment. The decrease was partially offset by a 3.4% increase in domain registration and domain add-on revenue.
The 0.3% decrease in Core revenue for the six months ended June 30, 2023 was primarily driven by a 6.6% decrease in aftermarket revenues and a 4.4% decrease in hosting revenues due to end of life migrations away from certain products and lower demand amid the uncertain macroeconomic environment. The decrease was partially offset by a 4.1% increase in domain registration and domain add-on revenue.
Segment EBITDA
The 3.7% decrease in Core Segment EBITDA for the three months ended June 30, 2023 primarily resulted from the revenue decreases noted above and higher cost of revenue due to domain cost increases implemented by various TLD registries.

The 0.8% increase in Core Segment EBITDA for the six months ended June 30, 2023 primarily resulted from lower discretionary marketing spend, partially offset by the revenue decreases noted above and domain cost increases implemented by various TLD registries.
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
Credit Facility and Senior Notes
Our long-term debt consists of the Credit Facility, which includes our secured credit agreement and a revolving credit facility, and the senior notes. In May 2023, we entered into an amendment to the Credit Facility to replace LIBOR on our 2027 Term Loans with the Secured Overnight Financing Rate (SOFR), effective with the first interest period commencing on or after July 1, 2023. See Note 9 to our financial statements for additional information regarding our long-term debt. In July 2023, we entered into an amendment to the Credit Facility to refinance the 2029 Term Loans, as discussed in Note 18.
Our long-term debt agreements contain covenants restricting, among other things, our ability, or the ability of our subsidiaries, to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes including mergers and consolidations, sell assets, make restricted payments including dividends, distributions and investments, prepay junior indebtedness and engage in operations other than in connection with acting as a holding company, subject to customary exceptions. As of June 30, 2023, we were in compliance with all such covenants and had no amounts drawn on our Revolver.
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
Share Repurchases
As discussed in Note 4 to our financial statements, we are authorized to repurchase up to $3,000.0 million of our Class A common stock. During the six months ended June 30, 2023, we repurchased a total of 8,572 shares of our Class A common stock in the open market for an aggregate purchase price of $621.6 million. As of June 30, 2023, we had $1,078.3 million of remaining authorization available for repurchases.
In August 2023, our board of directors approved the repurchase of up to an additional $1,000.0 million of our Class A common stock. Such approval was in addition to the amount remaining available for repurchases under prior approvals of our board of directors, such that our total approved authority under the program is $4,000.0 million of shares of our Class A common stock through 2025.
Restructuring and Other
As further discussed in Note 13 to our financial statements, we implemented a restructuring plan in February 2023 to reduce future operating expenses and improve cash flows through a combination of a reduction in force and a commitment to sell certain assets and liabilities of our hosting business within our Core segment. Cash payments of $25.5 million related to the restructuring were made during the six months ended June 30, 2023, with approximately $6.0 million remaining to be paid as of June 30, 2023. We expect to make substantially all remaining restructuring payments pursuant to this plan in the third quarter of 2023. In addition, during the three months ended June 30, 2023, we made a cash payment of $17.0 million related to the termination of a revenue sharing agreement.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022

Net cash provided by operating activities	$468.3	$501.8
Net cash used in investing activities	(52.0)	(30.5)
Net cash used in financing activities	(608.3)	(953.7)
Effect of exchange rate changes on cash and cash equivalents	0.6	(2.9)
Net decrease in cash and cash equivalents	$(191.4)	$(485.3)
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
Net cash provided by operating activities decreased $33.5 million from $501.8 million during the six months ended June 30, 2022 to $468.3 million during the six months ended June 30, 2023, primarily driven by payments made pursuant to our restructuring plan, as discussed in Note 13, as well as increased personnel costs driven by higher engineering headcount to support our growth, higher software licensing fees related to increased sales of third-party productivity solutions, increased costs associated with the growth of our payment processing business and increased cash interest payments. These decreases were partially offset by the growth in total bookings as well as lower discretionary marketing spending.
Investing Activities
Our investing activities generally consist of strategic acquisitions and purchases of property and equipment to support the overall growth of our business. We expect our investing cash flows to be affected by the timing of payments we make for capital expenditures, strategic acquisitions or other growth opportunities we decide to pursue.
Net cash used in investing activities increased $21.5 million from $30.5 million during the six months ended June 30, 2022 to $52.0 million during the six months ended June 30, 2023, primarily due to purchases of intangible assets of $35.4 million in 2023, partially offset by net cash proceeds of $12.4 million received from the sale of certain businesses and related assets in 2023, as discussed in Note 13.

Financing Activities
Our financing activities generally consist of long-term debt borrowings, the repayment of principal on long-term debt, stock option exercise proceeds and share repurchases.
Net cash used in financing activities decreased $345.4 million from $953.7 million during the six months ended June 30, 2022 to $608.3 million during the six months ended June 30, 2023, primarily due to a $355.4 million decrease in share repurchases.
Deferred Revenue
See Note 7 to our financial statements for details regarding the expected future recognition of deferred revenue.
Off-Balance Sheet Arrangements
As of June 30, 2023 and December 31, 2022, we had no off-balance sheet arrangements that had, or which are reasonably likely to have, a material effect on our financial statements.
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
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts may fail to meet their contractual obligations. To mitigate such counterparty credit risk, we enter into contracts only with carefully selected financial institutions based upon ongoing evaluations of their creditworthiness. As a result, we do not believe we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of June 30, 2023.
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

Fluctuations in exchange rates may also cause us to recognize transaction gains and losses in our statements of operations; however, such amounts were not material during the current period. As our international business continues to grow, our exposure to fluctuations in exchange rates will increase, which may increase the costs associated with this growth. During the three months ended June 30, 2023, total bookings growth in constant currency would have been approximately 60 basis points higher and total revenue growth would have been approximately 90 basis points higher. Constant currency is calculated by translating bookings and revenue for each month in the current period using the foreign currency exchange rates for the corresponding month in the prior period, excluding any hedging gains or losses realized during the period. We believe constant currency information is useful in analyzing underlying trends in our business by eliminating the impact of fluctuations in foreign currency exchange rates and allows for period-to-period comparisons of our performance.
From time-to-time, we may utilize foreign exchange forward contracts to manage the volatility of our bookings and revenue related to foreign currency transactions. These forward contracts reduce, but do not eliminate, the impact of adverse currency exchange rate fluctuations. We generally designate these forward contracts as cash flow hedges for accounting purposes. Changes in the intrinsic value of designated hedges are recorded as a component of accumulated other comprehensive income (loss) (AOCI). Gains and losses, once realized, are recorded as a component of AOCI and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. As of June 30, 2023, the realized and unrealized gains or losses included in AOCI were $11.9 million and $(4.9) million, respectively.
Cross-Currency Swaps
In order to manage variability due to movements in foreign currency exchange rates related to a Euro-denominated intercompany loan, we entered into five-year cross-currency swaps in April 2017. In March 2022, we entered into a transaction to extend the maturity of these swaps to August 31, 2027, as described in Note 10 to our financial statements. The cross-currency swaps had an aggregate amortizing notional amount of €1,165.6 million at June 30, 2023 (approximately $1,271.8 million).
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
Total borrowings under our 2027 Term Loans were $727.5 million as of June 30, 2023. These borrowings bear interest at a rate equal to, at our option, either (a) LIBOR plus 2.00% per annum or (b) 1.0% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%. In May 2023 we entered into an amendment to the Credit Facility to replace LIBOR on our 2027 Term Loans with SOFR, effective with the first interest period commencing on or after July 1, 2023. Once effective, these borrowings will bear interest at a rate equal to, at our option, either (a) SOFR for an interest period of one month plus an initial margin of 2.0% per annum or (b) an initial margin of 1.0% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) SOFR for an interest period of one month plus 1.0%.
Total borrowings under our 2029 Term Loans were $1,761.2 million as of June 30, 2023. These borrowings bear interest at a rate equal to, at our option, either (a) SOFR for an interest period of one month plus an initial margin of 3.25% per annum or (b) an initial margin of 2.25% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) SOFR for an interest period of one month plus 1.0%. In July 2023, we entered into an amendment to the Credit Facility to refinance the 2029 Term Loans, as discussed in Note 18.
All LIBOR and SOFR-based interest rates under the Credit Facility are subject to a 0.0% floor.
In April 2017, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement to effectively convert a portion of the variable-rate borrowings under the 2029 Term Loans to a fixed rate. Prior to this arrangement's contractual maturity date of April 3, 2022, in March 2022, we entered into a transaction to extend the maturity of these swaps to August 31, 2027, as described in Note 10 to our financial statements. In addition, in conjunction with the refinancing of a portion of our debt in November 2022, the hedged debt index of the swaps was changed from LIBOR to SOFR. The 2022 Interest Rate Swaps, which had a notional amount of $1,242.6 million as of June 30, 2023, serve to convert a portion of the variable-rate borrowings under the 2029 Term Loans to a fixed rate of 4.81%.
In August 2020, we entered into seven-year pay-fixed rate, receive-floating rate interest rate swap arrangements to effectively convert a portion of the variable-rate borrowings under the 2027 Term Loans to a fixed rate of 0.705%. In May 2023, in conjunction with the Credit Facility amendment discussed in Note 9, the hedged debt index of the swaps was changed from LIBOR to SOFR. These interest rate swaps, which mature on August 10, 2027, had an aggregate notional amount of $727.5 million as of June 30, 2023.
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
Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2023 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II - OTHER INFORMATION
Item 1.    Legal Proceedings
On June 7, 2022, IBEW Local Union 481 Defined Contribution Plan and Trust, a purported shareholder (the Plaintiff), filed a shareholder derivative complaint in the Delaware Court of Chancery against certain current and former officers and directors of the company and the company as a nominal defendant. The complaint asserts claims of breach of fiduciary duty and corporate waste relating to the approval of the TRA Settlement Agreements (defined below) described in the section titled "Risk Factors" below. The complaint seeks awards of monetary damages and restitution from the defendants on behalf of the company, an order directing the company to implement changes to its corporate governance and internal procedures, and an award of attorneys’ fees and costs. Plaintiff filed an amended complaint in lieu of opposing the company's initial motion on November 4, 2022. The company filed a motion to dismiss the amended complaint on January 6, 2023; briefing was completed on April 27, 2023. A hearing on the company's motion occurred on May 24, 2023. The parties are currently awaiting a ruling on the motion.
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
Our success depends on our ability to attract and retain customers and increase sales to new and existing customers. Although our total customers and revenue have grown rapidly in the past, in recent periods our slower growth rates have reflected the larger size, scale and maturity of our business. We cannot be assured that we will achieve similar growth rates in future periods as our total customers and revenue could decline or grow more slowly than we expect. The rate at which new and existing customers purchase and renew subscriptions to our products could fluctuate or decline as a result of a number of factors, such as lower demand for domain names, websites and related products, declines in our customers' level of satisfaction with our products and the support provided by our GoDaddy Guides, the timeliness and success of product enhancements and introductions by us and those of our competitors, the pricing offered by us and our competitors, and the frequency and severity of any system outages, breaches, or technological change.

Our revenue has grown historically due in large part to sustained customer growth rates and strong renewals of subscriptions. Our future success depends in part on maintaining strong renewals. Our costs associated with renewals are substantially lower than costs associated with acquiring new customers and selling additional products to existing customers. Therefore, a reduction in renewals, even if offset by an increase in other revenue, could reduce our operating margins in the near term. Any failure by us to continue to attract new customers or maintain strong renewals could have a material adverse effect on our business, growth prospects and operating results.
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
We focus our operations on small businesses, which frequently have limited budgets and may choose to allocate resources to items other than our solutions, especially in times of economic uncertainty or recessions. We believe that the small business market is underserved, and we intend to continue to devote substantial resources to it, including through our relationships with WebPros who sell directly to their customers, some of which are small businesses themselves. We aim to grow our revenues by adding new small business customers, selling additional business solutions to existing small business customers and encouraging existing small business customers to continue to use and purchase our products and services. If the small business market fails to be as lucrative as we project or we are unable to market and sell our services to small businesses effectively, directly or through our relationships with WebPros, our ability to grow our revenues and become profitable will be harmed.
If we do not successfully develop and market products that anticipate or respond timely to the needs of our customers, our business and operating results may suffer.
The markets in which we compete are characterized by constant change and innovation, frequent new product and service introductions and evolving industry standards, and we expect them to continue to evolve rapidly. Our historical success has been based on our ability to identify and anticipate customer needs and design products that provide our customers with the tools they need to grow their businesses. For example, we have expanded our commerce offerings through the years by enabling payments in all Websites + Marketing through 'Buy Buttons' and provided on-the-go solutions such as GoDaddy Mobile, Pay Links and Virtual Terminal capabilities. To the extent we are not able to continue to identify challenges faced by entrepreneurs, small businesses and ventures and provide products responding in a timely and effective manner to their evolving needs, our business, operating results and financial condition may be adversely affected.
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
•changing regulatory requirements adversely affecting the products we offer; and
•poor business conditions for our customers or poor general macroeconomic conditions.
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
Protecting and maintaining awareness of our brand is important to our success, particularly as we seek to attract new customers globally and to increase customer awareness of our full portfolio of products. We have invested, and expect to continue to invest, resources to increase our brand awareness, both generally and in specific geographies and to specific customer groups, such as individual entrepreneurs, WebPros (including designers, developers and agencies) and Domain Investors. If our efforts to protect and promote our brand are not successful, our operating results may be adversely affected.
GoDaddy could become the target of organized activist groups seeking to bring attention to elements of our brand, products, business model, employment practices, advertising, spokespeople, locations, or other matters of our business in order to gain support for their interests or deter us from continuing practices with which they disagree. In the past, we have been successful in striking a balance in our response to such groups, but we may not be as successful in the future, such that our brand, company culture or results of operations could be harmed.
Evolving technologies and administration of the Internet, and the resulting changes in customer behavior and customer practices may impact the value of and demand for our products, including domain names and our websites.
The domain name registration market continues to evolve and adapt to changing technology. This evolution has and may in the future include changes in the administration or operation of the Internet, including the creation and institution of alternate systems for directing Internet traffic without using the existing domain name registration system, or fundamental changes in the domain name resolution protocol used by web browsers and other Internet applications. The widespread acceptance of any alternative system, such as mobile applications or closed networks, could eliminate the need to register a domain name to establish an online presence and could materially and adversely affect our business.
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
Historically, Internet users navigated to a website by directly typing its domain name into a web browser or navigation bar. The domain name serves as a branded, unique identifier not unlike a phone number or email address. However, over time, search engine use has increased to find and access a website rather than using the web browser navigation bar. If search engines modify their algorithms, our websites may appear less prominently or not at all in search results, which could result in reduced traffic to such websites. Additionally, if the costs of search engine marketing services, such as Google Ads, increase, we may incur additional marketing expenses or be required to allocate a larger portion of our marketing spend to this channel and our business and operating results could be adversely affected.
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
We expect competition to increase in the future from competitors including in the domain and hosting and presence markets, such as United Internet, Newfold Digital, Namecheap, Automattic, WP Engine and Identity Digital (formerly Donuts and Afilias), from companies such as Google, Amazon and Microsoft, which provide web-hosting, other cloud-based services, domain name registration and marketing platforms, companies which offer Internet marketing platforms such as Meta, TikTok, Yelp and Toast, and Block (formerly Square), BigCommerce, Stripe and PayPal which offer commerce capabilities. In particular, the extension of the Cooperative Agreement between Verisign Inc. (Verisign), the registry for .com and .net, and the U.S. Department of Commerce in 2018 gave Verisign the right to become an ICANN-accredited registrar for any gTLD other than .com. While Verisign has not publicly announced whether it will become a registrar, if it were to do so, it would become one of our competitors in this space, which could have a negative impact on our business and industry. In addition, we face competition in the website and e-commerce site building market from competitors such as Wix, Squarespace and Shopify, from providers of social media networks and applications including Meta and Tencent, and from digital infrastructure providers including Cloudflare. Some of our current and potential competitors have greater resources, more brand recognition and consumer awareness, more diversified product offerings, greater international scope and larger customer bases than we do, and we may therefore not be able to effectively compete with them. In addition, some of our competitors seek to disrupt the market by offering their services and products at low or no cost; for example, Cloudflare offers domains at wholesale cost and Let's Encrypt offers security certificates at no cost. If these competitors and potential competitors decide to devote greater resources to the development, promotion and sale of products in the markets in which we compete, or if the products offered by these companies are more attractive to or better meet the evolving needs of our customers, our market share, growth prospects and operating results may be adversely affected.
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
In February 2023, we announced a restructuring plan to reduce future operating expenses and improve cash flows through a combination of a reduction in force and a commitment to sell certain assets. As part of this plan, we announced a reduction in our then current workforce of approximately 550 employees, representing approximately 8% of our total employees at the time of announcement. In the first quarter of 2023, we recorded $50.4 million of pre-tax restructuring charges in our statements of operations related to the restructuring plan. The aggregate charges primarily included $29.4 million in severance, employee benefits and equity-based compensation, and a $21.0 million charge in connection with the planned disposition of certain assets and liabilities. In the second quarter, we recorded an additional $4.4 million in pre-tax restructuring charges as well as completed the sale of these assets and liabilities, receiving net proceeds of $12.4 million. As a result of the sale, we recognized a pre-tax loss on disposal of $16.8 million. The $4.2 million reduction to the $21.0 million charge initially recognized during the first quarter of 2023 was primarily driven by changes to the assets and liabilities included within the disposal group as the negotiations were finalized during the three months ended June 30, 2023. We do not expect to incur additional restructuring charges beyond the fourth quarter of 2023.
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
Bookings outside of the U.S. represented approximately 32% of our total bookings for the years ended December 31, 2022, 2021 and 2020. We continue to add systems to accept payments in forms common outside of the U.S., optimize our marketing efforts in numerous non-U.S. geographies, equip our customer care team with the knowledge to serve these markets, expand our infrastructure in various non-U.S. locations and maintain or establish customer care operations in overseas locations. Conducting and expanding international business subjects us to risks we generally do not face in the U.S., including:
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
•increased expenses incurred in establishing and maintaining office space and equipment for our international business;
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
The expansion of our existing international business and entry into additional international markets has required and will continue to require significant management attention and financial resources. These additional costs may increase our cost of acquiring international customers, which may delay our ability to achieve profitability or reduce our profitability in the future. We may also face pressure to lower our prices in order to compete in emerging markets, which could adversely affect revenue derived from our international business.
In addition, certain of our operations and business are in higher risk regions such as China, India and Ukraine. Although we do not have material operations in these regions, unanticipated events, such as geopolitical changes associated with our international business could impair our growth prospects and adversely affect our business, operating results and financial condition. In addition, given the risks associated with our international business, we may decide to relocate international business either to other foreign countries or domestically, which could require significant management attention and financial resources and may not prove to be successful, each of which could adversely affect our business, operating results and financial condition. For example, there is uncertainty as to the future of U.S. trade policy with respect to China, and in February 2022, Russia launched a military assault in Ukraine which has expanded to a full-scale military invasion of Ukraine by Russian troops. Although we have not seen a material impact, these and other factors associated with our international business could impair our growth prospects and adversely affect our business, operating results and financial condition. In particular, following Russia’s invasion of Ukraine, the U.S., the UK, and the European Union governments, among others, have developed coordinated financial and economic sanctions targeting Russia that, in various ways constrain transactions with numerous Russian entities, including major Russian banks, and individuals. Although we have no employees or facilities in Russia or Ukraine, we do have a limited number of customers and contractors in these locations. As a result, a prolonging of this conflict could cause delays in future product launches if such contractors are unable to work and/or it becomes necessary to locate and train new contractors to support these products. In addition, we opted to shut down our GoDaddy website in Russia and have removed support for the Ruble. Our business has not been materially impacted to date by the ongoing military conflict, however it is impossible to predict the extent to which our operations will be impacted or the ways in which the conflict may impact our business in the long term.
We have made significant investments to support our growth strategy. These investments may not succeed. If we do not effectively manage future growth, our operating results will be adversely affected.
We continue to work to increase the breadth and scope of our business, operations and our product offerings. To support future growth, we must continue to improve our information technology and financial infrastructure, operating and administrative systems and our ability to effectively manage headcount, capital and processes. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower or may develop more slowly than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.
We have incurred, and will continue to incur, expenses relating to our investments in international business and infrastructure, such as: (i) our offerings and marketing presence in India, Europe, Latin America, the Middle East and North Africa, and Asia; (ii) our marketing spend to attract new customers, such as WebPros and Independents in non-U.S. markets; and (iii) investments in software systems and additional data center resources to keep pace with the growth of our cloud infrastructure and cloud-based product offerings. We have made significant investments in product development, corporate infrastructure and technology and development, and intend to continue investing in the development of our products and infrastructure and our marketing and GoDaddy Guides.
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
We review and make enhancements as necessary to existing platforms and tools to support our growth. While we are engaged in this work, we may experience difficulties in managing our existing systems and processes, which could disrupt our operations, the management of our finances and the reporting of our financial results. In addition, if we determine new systems or system updates are necessary, we may need to rely on legacy systems while we plan for implementation of such new or updated systems; such legacy systems may not be able to scale efficiently as our business grows, which may delay future product launches or enhancements. Our failure to improve our systems and processes or complete such system implementations or enhancements on a timely basis, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business, successfully integrate our acquisitions and to accurately forecast and report our results.
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
We may have to pay cash, incur debt or issue equity securities to pay for future acquisitions, each of which could adversely affect our financial condition or the value of our Class A common stock. Equity issuances in connection with potential future acquisitions may also result in dilution to our stockholders. In addition, our future operating results may be impacted by performance earn-outs, contingent bonuses or other deferred payments. Furthermore, acquisitions may involve contingent liabilities, adverse tax consequences, additional equity-based compensation expense, the recording and subsequent amortization of amounts related to certain purchased intangible assets and, if unsuccessful, impairment charges resulting from the write-off of goodwill or other intangible assets associated with the acquisition, any of which could negatively impact our future results of business.
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
In February 2023, we effected a workforce reduction impacting approximately 8% of our employees as part of a restructuring plan. The effects of the workforce reduction may make it more difficult to preserve our company culture and may negatively impact employee morale. In addition, as a result of the COVID-19 pandemic, a substantial portion of our personnel, including our GoDaddy Guides, have been working remotely. In late 2021, we began reopening certain offices and we have invited most employees to return to our offices on a voluntary basis. In addition, we have requested that certain key personnel near our office locations return to the office partially during the work weeks. We anticipate working arrangements for most of our employees will continue to differ from the arrangements before the COVID-19 pandemic and some of our employees may continue to work from home on a full- or part-time basis. We continue to evaluate the effectiveness of these working arrangements on our employees and our business. The full or partial return to in-office work and the potential transition to permanent remote working arrangements for some employees may result in increased costs, decreased efficiency, deterioration of company culture and/or other unforeseen challenges. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, continue to perform at current levels or execute on our business strategy. The remote work environment has also increased our vulnerability to consumer privacy data security and fraud risks as a result of our personnel working remotely, which may require us to invest in risk mitigation efforts that may not be successful.

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
As an operator of a large Internet infrastructure, the company is frequently targeted and experiences a high rate of attacks. These include the most sophisticated forms of attacks, such as advanced persistent threat attacks and zero-day threats. These forms of attacks involve situations where the threat is not compiled or undetectable within our observation and threat indicators space until the moment it is launched. For example, we often experience, and may experience in the future, distributed denial of service (DDoS) attacks aimed at disrupting service to our customers and attempts by hackers to place illegal or abusive content on our or our customers' websites. Our response to such DDoS attacks may be insufficient to protect our network and systems, especially as attacks increase in size and nation-state actors use DDoS attacks against political and economic adversaries. In addition, there has been an increase in the number of malicious software attacks in the technology industry generally, including newer strains of malware, ransomware and cryptocurrency mining software. Moreover, retaliatory acts by Russia in response to economic sanctions or other measures taken by the international community against Russia arising from the Russia-Ukraine military conflict could include an increased number or severity of cyber attacks from Russia or its allies.
Social engineering efforts may compromise our personnel or those of our third-party vendors, leading to unauthorized access to facilities, systems or information we have a responsibility to protect, which could lead to the unauthorized acquisition of information, the unavailability of systems or information or the compromise of customer accounts. Despite efforts to promote security awareness and training for our personnel and vendors, malicious actors are increasingly sophisticated and successful in their use of social engineering techniques. We have experienced, and may continue to experience, social engineering attempts, some of which have been successful, including by a persistent threat actor group, which, among other things, has attempted to transfer customer domain names and has targeted customer domains related to cryptocurrency. We have taken steps and continue to work to enhance our security and resilience against social engineering, requiring additional engineering efforts and modifications to our technology architecture as well as the expenditure of time and additional cost. We cannot guarantee that our efforts will be successful or that future social engineering incidents will not cause financial, operational and/or reputational harm.
We cannot guarantee that our backup systems, regular data backups, security protocols, network protection mechanisms, cybersecurity awareness training, insider threat protection program, access controls, and other procedures and measures currently in place, or that may be in place in the future, will be adequate to prevent or remedy network and service interruption, system failure, third-party operating systems and software vulnerabilities, damage to one or more of our systems, data loss, security breaches or other data security incidents. Also, our products are cloud-based, and the amount of data we store for our customers on our servers has been increasing as our business has grown. Despite the implementation of security measures, our infrastructure may be vulnerable to computer viruses, worms, other malicious software programs, social engineering attacks, insider threats, credential theft and related abuse, illegal or abusive content or similar disruptive problems caused by our customers, employees, consultants or other Internet users who attempt to invade or disrupt public and private data networks or to improperly access, use or obtain data.
We experience cybersecurity incidents, and any actual or perceived breach of our security could expose us to a risk of loss or litigation and possible liability and subject us to regulatory or other government inquiries or investigations, which will require us to expend significant capital and other resources to remediate the breach, any of which would harm our business, financial condition and operating results. For example, in March 2020, we discovered a threat actor group compromised the hosting login credentials of approximately 28,000 hosting customers to their hosting accounts as well as the login credentials of a small number of our personnel. We subsequently identified more than 5,000 additional hosting customers whose hosting login credentials were compromised in this incident. These hosting login credentials did not provide access to the hosting customers' main GoDaddy account. We have expended resources investigating and responding to this activity, notified the impacted customers, reported the activity to applicable regulatory authorities, and are responding to requests for information regarding our data privacy and security practices, including from the Federal Trade Commission (FTC) pursuant to Civil Investigative Demands issued in July 2020 and October 2021. The timing of resolution and the outcome of these matters are uncertain and could result in our being subject to substantial monetary or other costs to our business. In November 2021, using a compromised password, an unauthorized third party accessed the provisioning system in our legacy code base for Managed WordPress (MWP), which impacted up to 1.2 million active and inactive MWP customers across multiple GoDaddy brands. We reported the MWP incident to applicable regulatory authorities and have responded to inquiries from customers, strategic partners, regulators, and the media. The timing of resolution and outcome of this matter are uncertain. In December 2022, an unauthorized third party gained access to and installed malware on our cPanel hosting servers. The malware intermittently redirected random customer websites to malicious sites. Based on our investigation, we believe these incidents are part of a multi-year campaign by a sophisticated threat actor group which, among other things, installed malware on our systems and obtained pieces of code related to some services within GoDaddy. To date, these incidents as well as other cyber threats and attacks have not resulted in any material adverse impact to our business or operations, but such threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. In case of a future incident, a history of past incidents, such as those mentioned herein, may subject us to a greater risk of significant costs and sanctions, or investigations into past incidents may be re-invigorated.
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
Security breaches or other unauthorized access to personal information and other confidential information, including payment card information, could result in mandatory customer, regulator, contractual, and/or payment card provider notifications, litigation, government investigations, adverse publicity, and claims against us for unauthorized purchases with payment card information, identity theft or other similar fraud claims, and claims for other misuses of personal information, including for unauthorized marketing purposes, which could result in a material adverse effect on our business, financial condition or reputation. Moreover, these claims could cause us to incur penalties from payment card associations (including those resulting from our failure to adhere to industry data security standards), or termination by payment card associations of our ability to accept credit or debit card payments, any of which could have a material adverse effect on our business and financial condition. Although we maintain cyber liability insurance coverage that may cover certain liabilities in connection with a security breach or other security incident, we cannot be certain our insurance coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms (if at all) or that any insurer will not deny coverage as to any future claim. In addition, certain insurers have denied coverage if a nation-state is declared the sponsor or perpetrator of such security breach or incident. For example, following the U.S., UK, Canadian and Australian governments' attribution of Russia for the NotPetya ransomware attack, Zurich American Insurance Co. denied Mondelez International, Inc.'s claim for damages from that attack, which resulted in litigation between Zurich and Mondelez. However, a January 2022 ruling from a court in New Jersey permitted Merck & Co. to recover under its cyber insurance policies for a NotPetya attack. These examples suggest there continues to be uncertainty across the cyber insurance market regarding the availability of coverage for nation-state-led cyber attacks. The successful assertion of one or more large claims against us that exceed available insurance coverage, the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, or denials of coverage based on "act of war" or similar exclusions triggered by attribution of an attack to a nation-state, particularly given the heightened risk of cyber attacks due to the ongoing Russia-Ukraine military conflict, could have a material adverse effect on our business, including our financial condition, results of operations and reputation.
We expect to continue to expend significant resources to protect against security breaches and other data security incidents. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of cloud-based products we offer and as we operate or expand our business into more countries.
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
Our future success and ability to innovate also depends, in part, on our ability to continue to hire, retain, manage and motivate highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel or delays in hiring required personnel, may seriously harm our business, financial condition and operating results. We may need to invest significant amounts of cash and equity to retain our employees or attract new employees, and we may never realize returns on these investments. Historically, equity awards have been a key component of our employee compensation program, and as a result, any decline in the price of our Class A common stock (directly or relative to the stock price of other companies with which we compete for talent) may adversely impact our ability to retain employees or to attract new employees. Additionally, due to the workforce reduction implemented as part of our restructuring plan announced in February 2023, our ability to attract, retain, and motivate highly qualified employees may be impacted and our reputation with current or prospective employees may be harmed. In addition, in 2020, we temporarily closed our offices and required substantially all personnel to work remotely. As of the date of this filing, we have invited most employees to return to our offices on a voluntary basis. We expect to maintain the remote work and hybrid in-person/remote work environments, and we continue to evaluate the effectiveness of these working arrangements for our employees and our business. With these alternate work arrangements we may experience difficulties onboarding and managing new employees, and maintaining our corporate culture. As we expand our product offerings through acquisitions, we may become dependent on the services and contributions of key personnel who join us through such acquisitions. If we are unable to integrate and retain such personnel, our financial condition and operating results may be affected.
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
We maintain a network of different types of partners, some of which create integrations with our products. For example, we partner with Microsoft Corporation to offer Office 365 email and related productivity tools and with Open-Xchange to offer OX-App-suite to our customers and with Worldpay to offer certain GoDaddy Payments products and services to Worldpay's customers. We also work to make certain of our products interoperable with services such as Yelp, Google, Amazon, WhatsApp and Instagram. In addition, we provide payment options for customers' websites through providers such as PayPal, Stripe, Block and Mercado Libre. We have invested and will continue to invest in partner programs to provide new product offerings to our customers and help us attract additional customers. However, our relationships with our partners may not be as successful in generating new customers as we anticipate, which could adversely affect our ability to increase our total customers. Further, these integrated products could require substantial investment while providing no assurance of return or incremental revenue. We also rely on some of our partners to create integrations with third-party applications and platforms used by our customers, such as the email encryption service provided by INKY Technology Corporation, email backup and migration services provided by SkyKick and email archiving services provided by Barracuda. If our partners fail to create such integrations, or if they change the features of their applications or alter the terms governing use of their applications in an adverse manner, demand for our products could decrease, which would harm our business and operating results. If we are unable to maintain our contractual relationships with existing partners or establish new contractual relationships with potential partners, we may not be able to offer the products and related functionality our customers expect, and we may experience delays and increased costs in adding customers and may lose customers. Any ineffectiveness of our partner programs could materially adversely affect our business and results of operations and may cause reputational harm. In addition, our partners may increase the fees they charge us or offer their services on terms that are less than favorable to us, including in connection with renewal negotiations. Such increased costs or less than favorable terms could result in increased costs to customers and potential loss of customers, which could have an adverse impact on our results of operations.
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
We own one of our data centers and lease our remaining data center capacity from wholesale providers. We occupy our leased data center capacity pursuant to co-location service agreements with third-party data center facilities, which have built and maintain the co-located data centers for us and other parties. Although we have begun to service some of our customers through our cloud infrastructure as part of our partnership with AWS, we still serve customers from our GoDaddy-owned, Arizona-based data center as well as domestic and international co-located data center facilities most significantly located in Virginia, France, the Netherlands, United Kingdom, India and Singapore. Although we own the servers in these co-located data centers and engineer and architect the systems upon which our platforms run, we do not control the operation of these facilities, and we depend on the operators of these facilities to ensure their proper security, maintenance and insurance.
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
We could also incur significant fines or lose our ability to give customers the option of using credit cards to pay for our products if we fail to follow payment card industry data security standards, even if there is no compromise of the cardholder information covered by these standards. Although we believe we are in compliance with payment card industry data security standards, it is possible that at times either we or any of our acquired companies may not have been in full compliance with these standards. Accordingly, we could be fined, which could impact our financial condition, or certain of our products could be suspended, which would cause us to be unable to process payments using credit cards. If we are unable to accept credit card payments, our business, financial condition and operating results may be adversely affected.
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
•timing of expenses;

•macroeconomic conditions and the related impact on the worldwide economy, including the effects of inflation, deflation or a recession or other adverse economic conditions;
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
We had net income of $353 million and $243 million at the years ended December 31, 2022 and 2021, respectively, and net loss of $494 million at the year ended December 31, 2020. While we have experienced revenue growth over these periods, we may not be able to sustain or increase our growth or maintain profitability in the future or on a consistent basis. We have in the past, and may in the future, experience lower growth rates in customer demand due to factors including inflation, foreign currency headwinds and other factors that may not be known to us at this time. We have incurred substantial expenses and expended significant resources to market, promote and sell our products. We also expect to continue to invest for future growth and to expand our product offerings. In addition, we expect to continue to incur significant accounting, legal and other expenses as a public company. Furthermore, we have incurred in recent periods, and may incur in future periods, large expenses which are not recurring, but which nonetheless negatively impact our operating results.
As a result of our increased expenditures, we will have to generate and sustain increased revenue to maintain future profitability. Maintaining profitability will require us to ensure revenues continue to increase while managing our cost structure and avoiding significant liabilities. Revenue growth may slow or decline, or we may incur significant losses in the future for any reason, including deteriorating general macroeconomic conditions, increased competition, a decrease in the growth of the markets in which we operate or have business, or if we fail for any reason to continue to capitalize on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline.
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
Our ability to obtain any financing will depend on a number of factors, such as market conditions, our operating performance, investor interest and, in the case of debt financing, our then-current debt levels, expected debt amortization, interest rates and our credit rating. Volatility in the credit markets, including due to the recent bank failures, including the closures of

Silicon Valley Bank and Signature Bank in March 2023, as well as the U.S. Federal Reserve Bank's actions and pace of interest rate increases to combat inflation in the U.S., may have an adverse effect on our ability to obtain debt financing. Our credit rating may also be affected by our liquidity, financial results, economic risk or other factors, which may increase the cost of future financings. Any additional financing may not be available to us on acceptable terms or at all. If financing is not available, we may be required to reduce expenditures, including curtailing our growth strategies, forgoing acquisitions or reducing our product development efforts. If we succeed in raising additional funds through the issuance of equity or equity-linked securities, then existing stockholders could experience substantial dilution. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences and privileges senior to those of the holders of our Class A common stock. In addition, any such issuance could subject us to restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital, respond to competitive pressures and pursue business opportunities, including potential acquisitions. Further, to the extent we incur additional indebtedness or such other obligations, the risks associated with our substantial debt described elsewhere in this filing, including our possible inability to service our debt, would increase. Additionally, events and circumstances may occur that would cause us to not be able to satisfy applicable draw-down conditions and utilize our revolving line of credit. Although our credit agreements and the indenture governing our Senior Notes limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and may be amended with the consent of the requisite lenders or holders, as applicable. Accordingly, under certain circumstances, the amount of additional indebtedness that we may incur may be substantial.
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
We expect there will continue to be newly enacted and proposed laws and regulations as well as emerging industry standards concerning privacy, data protection and information security in the U.S., the E.U. and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Such laws, regulations, standards and other obligations could impair our ability to, or the manner in which we, collect or use information to target advertising to our customers, thereby having a negative impact on our ability to maintain and grow our total customers and increase revenue. For example, California enacted the California Consumer Protection Act, as amended by the California Privacy Rights Act (CPRA, and collectively, CCPA) that, among other things, requires covered companies to provide certain disclosures to California residents and afford such residents certain rights, including the right to opt-out of the sale or sharing of their personal information, or opt-into certain financial incentive programs. To date, we have not incurred significant cost or impact regarding our data processing practices due to requirements of CCPA and CPRA. Several other states have enacted, and others are considering enacting, similar data privacy and cybersecurity laws that may require disclosures or notices to consumers and the recognition of certain rights relating to personal information, any of which may require us to modify our data processing practices in the future, for which the cost and impact are currently not predictable. Future restrictions on the collection, use, sharing or disclosure of our users' data or additional requirements for express or implied consent of users for the use, disclosure or other processing of such information could increase our operating expenses, require us to modify our products, possibly in a material manner, or stop offering certain products, and could limit our ability to develop and implement new product features.
In particular, with regard to transfers to the U.S. of personal data (as such term is used in the GDPR and applicable E.U. member state legislation, and as similarly defined under the proposed ePrivacy Regulation) from our employees and European customers and users, we historically relied upon the E.U.-U.S. Privacy Shield, as well as E.U. Model Clauses in certain circumstances. The E.U.-U.S. Privacy Shield was invalidated by the Court of Justice of the E.U. (CJEU) in July 2020 (Schrems II), and the E.U. Model Clauses have been subject to legal challenge and were updated in June 2021. Following Schrems II, we have an ongoing process to review Data Processing Agreements with our sub-processors and, where there is a transfer involving a third country, to incorporate other data transfer mechanisms, such as the 2021 Standard Contractual Clauses (SCCs), for personal data transfers between E.U. and non-E.U. countries without an adequacy decision from the European Commission. We will continue to transfer personal data pursuant to the SCCs, but the CJEA has indicated that sole reliance on SCCs for transfers of personal information outside the European Economic Area may not be sufficient in all circumstances and the transfers must be assessed on a case-by-case basis. On July 10, the European Commission’s adequacy decision for the EU-U.S. Data Privacy Framework (DPF) entered into effect and the EU-U.S. DPF Principles (DPF Principles) entered into effect the same date. The DPF and the DPF Principles provide a new mechanism for transferring personal data from the EEA to the US, with the European Commission having determined that data transfers to the US made by companies who have self-certified their adherence to the DPF and DPF Principles provides a level of data protection comparable to the protection offered in the EU. However, this decision will likely face legal challenges and ultimately may be invalidated by the CJEU just as was the EU-U.S. Privacy Shield. On July 17, 2023, the U.S. Department of Commerce recognized several GoDaddy entities, including Go Daddy Operating Company, LLC, as having self-certified their adherence to the DPF by virtue of their prior self-certification under the EU-U.S. Privacy Shield. The Department of Commerce will require self-certified companies to take certain steps to implement the DPF’s requirements by October 2023 to maintain their self-certification and we intend to complete all required steps applicable to us by the applicable deadlines. Our failure or inability to comply with all requirements of the DPF could limit our ability to transfer data from the EEA to the US. However, we continue to implement appropriate technical and organizational measures to ensure a level of security appropriate to the risks associated herewith.
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
In addition, several foreign countries and governmental bodies, including the E.U., Brazil, India, Canada, UK and China, have laws and regulations concerning the collection, use, transfer and other processing of their residents' personal information, including payment card information, which are often more restrictive than those in the U.S. Although we believe we comply with those laws and regulations applicable to us, these obligations may be modified and interpreted in different ways by courts, and new laws and regulations may be enacted in the future. Within the EEA, the GDPR took full effect on May 25, 2018, and became directly applicable to companies established across E.U. member states. As the GDPR is a regulation rather than a directive, it applies throughout the EEA, but permits member states to enact certain supplemental requirements if they so choose. The GDPR also has broad extraterritorial effect on companies established outside the EEA, with stringent requirements for processors and controllers of personal data and imposes significant penalties for non-compliance. Noncompliance with the GDPR can trigger fines of up to the greater of €20 million or 4% of global annual revenues. The UK exited the E.U. effective January 31, 2020, which has created uncertainty with regard to the regulation of data protection in the UK. In June 2021, the European Commission adopted an adequacy decision for data transfers from the E.U. to the UK. Nevertheless, this adequacy decision may be revisited and it remains to be seen how the UK's withdrawal from the E.U. will impact the manner in which UK data protection laws or regulations will develop and how data transfers to and from the UK will be regulated and enforced by the UK Information Commissioner's Office, E.U. data protection authorities, or other regulatory bodies in the longer term. In addition, some countries, such as India, are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.
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
Any new laws, regulations, other legal obligations or industry standards, or any changed interpretation of existing laws, regulations or other standards may require us to incur additional costs and restrict our business operations. For example, many jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. These mandatory disclosures regarding a security breach, or any other disclosures we may choose to undertake, could result in an increased risk of litigation and/or negative publicity to us, which may cause our customers to lose confidence in the effectiveness of our data security measures which could impact our operating results. In addition, we are required under the GDPR and other privacy laws (including the UK version of the GDPR and U.S. state privacy laws) to respond to customers' data subject access requests (DSARs), each within a certain time period, which can entail responding to requests to know, access, correct, delete or transfer personal information we process. We may also be required to disclose what specific data we disclose or sell to, or share with, third parties. We are also required under the GDPR and other data privacy laws (including the UK version of the GDPR and U.S. state privacy laws) to honor customer requests relating to use of customers’ personal information for marketing and advertising purposes. We may dedicate significant resources to responding to our customers' DSARs, which could have a negative impact on our operating results. In addition, a failure to respond to DSARs properly could result in fines, negative publicity and damage to our business.
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
In addition to intellectual property claims, we are also involved in other types of litigation and claims, including claims relating to commercial disputes, consumer protection and employment, such as harassment. For example, we have faced or continue to face claims related to the Fair Labor Standards Act, the Telephone Consumer Protection Act, the Americans with Disabilities Act and the Arizona Consumer Fraud Act (and similar federal, state and international consumer protection statutes, including the Brazil Consumer Protection Code). In particular, in the past, we have settled class action complaints alleging violations of the Telephone Consumer Protection Act. Plaintiffs in such current and future litigation matters often file such lawsuits on behalf of a putative or certified class and typically claim substantial statutory damages and attorneys' fees, and often seek changes to our products, features or business practices. Although the results of any such current or future litigation, regardless of the underlying nature of the claims, cannot be predicted with certainty, the final outcome of any current or future claims or lawsuits we face could adversely affect our business, financial condition and results of operations. Any negative outcome from claims or litigation, including settlements, could result in payments of substantial monetary damages or fines, attorneys' fees or costly and significant and undesirable changes to our products, features, marketing efforts or business practices. As we expand our international business, we have experienced an increase in litigation occurring outside of the U.S., due in part to consumer-friendly laws and regulations in certain countries and legal systems with limited experience with claims related to the domain industry. Defending such litigation is costly and time consuming. The outcome of such litigation may not be the same as similar litigation in the U.S., which may have an adverse effect on our business, financial condition and results of operations. Further, claims or litigation brought against our customers or business partners may subject us to indemnification obligations or obligations to refund fees to, and adversely affect our relationships with, our customers or business partners. Such indemnification or refund obligations or litigation judgments or settlements that result in the payment of substantial monetary damages, fines and attorneys' fees may not be sufficiently covered by our insurance policies, if at all.
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
Data localization requirements in certain jurisdictions in which we operate or maintain business may increase data center and company operating costs.
In some jurisdictions in which we operate or maintain business, such as India, Russia and China, laws and regulations may require us to locally host at least an instance of the data collected in that jurisdiction and in some cases may apply restrictions to the export or transfer of that data across borders. Such data localization laws and regulations may increase our overall data center operating costs by requiring duplicative local facilities, network infrastructure and personnel, and by potentially increasing the resources required to process governmental requests for access to that data. This may also increase our exposure to government requests for censorship and to data breaches in general. We continue to explore strategies to limit such risks related to data collected in those jurisdictions, but cannot guarantee that our efforts will be successful.
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
We operate and maintain business in areas of the world in which corruption by government officials exists to some degree and, in certain circumstances, compliance with anti-bribery and anti-corruption laws may conflict with local customs and practices. We operate and maintain business in several countries and sell our products to customers around the world, which results in varied and potentially conflicting compliance obligations. In addition, changes in laws could result in increased regulatory requirements and compliance costs which could adversely affect our business, financial condition and results of operations. While we are committed to complying with, and we provide training to help our employees comply with, all applicable anti-bribery and anti-corruption laws, we cannot assure that our employees or other agents will not engage in prohibited conduct and render us responsible under the FCPA or the UK Bribery Act.
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
Payment Card Networks. We partner with payment card networks including Visa, MasterCard and American Express to conduct our payment processing. These payment card networks have adopted rules and regulations that apply to all merchants who accept their payment cards including special operating rules that apply to GoDaddy Payments as a "payment facilitator" providing payment processing services to our GoDaddy Payments' customers. Each payment card network has discretion to interpret its own network operating rules and may make changes to such rules at any time. Changes to such rules could include increasing the cost of, imposing restrictions on, or otherwise impacting the development of, our GoDaddy Payments' retail point-of-sale solutions, which may negatively affect their deployment and adoption and could ultimately harm our business. In addition, these payment card networks may in the future increase the interchange fees and assessments that they charge for each transaction on their networks, and may impose special fees or assessments on any transactions on their networks. Our payment card networks have the right to pass any increases in interchange fees and assessments on to us, which could increase our costs and thereby adversely affect our financial performance.
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
The declassification of the board of directors will be a phase-in approach. Beginning with the 2023 annual meeting of stockholders, each director nominated to serve on our board of directors is nominated to serve for one-year terms. Our board of directors will be completely declassified and all directors will be elected on an annual basis to serve one-year terms expiring at the next annual meeting beginning at the 2025 annual meeting of stockholders. In all cases, each director will hold office until his or her successor is elected and qualified, or until his or her earlier resignation or removal. Until the board of directors is fully declassified in 2025, the classification of our board of directors may prevent our stockholders from changing the membership of the entire board of directors in a relatively short period of time. At least two annual meetings, instead of one, will be required to change the majority of directors. The classified board provisions could have the effect of prolonging the time required for one of our stockholders with significant voting power to gain majority representation on our board of directors.
Our bylaws designate the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial form for disputes with us.
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of or based on a breach of a fiduciary duty owed by any of our current or former directors, officers, or other employees to us or our stockholders, (iii) any action asserting a claim against us or any of our current or former directors, officers, employees, or stockholders arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws, or (iv) any other action asserting a claim governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants. Our amended and restated bylaws provide that the U.S. federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action under the Securities Act of 1933, as amended.
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
In the past, our board of directors has approved the repurchase of shares of our Class A common stock. In August 2023, our board of directors approved the repurchase of up to an additional $1,000.0 million of our Class A common stock. Such approval was in addition to the amount remaining available for repurchases under prior approvals of our board of directors, such that our total approved authority under the program is $4,000.0 million of shares of our Class A common stock through 2025. Under this or any other future share repurchase programs, we may make share repurchases through a variety of methods, including open market share purchases, accelerated share repurchase programs, block transactions or privately negotiated transactions, in accordance with applicable federal securities laws. During the six months ended June 30, 2023, we repurchased a total of 8,572 shares of our Class A common stock in the open market, which were retired upon repurchase, for an aggregate purchase price of $621.6 million. Of the $3,000.0 million authorized for repurchase, we have repurchased 25,416 shares, for a cumulative total of $1,921.7 million and as of June 30, 2023, we had $1,078.3 million of remaining authorization available for repurchases. Future share repurchase programs may have no time limit, may not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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

Other Risks
The use of new and evolving technologies, such as artificial intelligence (AI), in our offerings may result in reputational harm and liability.
We are increasingly using new and evolving technologies, such as artificial intelligence, machine learning, data analytics and similar tools (collectively, AI) to, among other things, develop new tools and products, and additional features in our existing products, including ongoing deployment and improvement of existing AI, and the development of new product technologies, such as generative AI. There are significant risks involved in development and deploying AI, such as an increase in intellectual property infringement or misappropriation, data privacy, cybersecurity, operational and technological risks, harmful content, accuracy, bias and discrimination, any of which could affect our further development, adoption, and use of AI, and may cause us to incur additional research and development costs to resolve such issues. In addition, the introduction of AI technologies into new or existing products may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results.
AI is the subject of evolving review by various governmental and regulatory agencies around the globe, including the SEC and the FTC. Furthermore, changes in laws, rules, directives and regulations governing the use of AI are evolving rapidly. We may not always be able to anticipate how to respond to these frameworks and we may have to expend resources to adjust our tools, products or other offerings in certain jurisdictions if the legal frameworks on AI are not consistent across jurisdictions. Our reliance on AI could also pose ethical concerns and lead to a lack of human oversight and control. If we enable or offer solutions that draw controversy, or these new offerings do not work as we describe them to our customers, we may experience brand or reputational harm, competitive harm or legal liability. The rapid evolution of AI will require the application of resources to develop, test and maintain our products and services to help ensure that AI is implemented ethically in order to minimize unintended, harmful impacts.
Further, AI technologies, including generative AI, may create content that appears correct but is factually inaccurate or flawed. Our customers or others may rely on or use this flawed content to their detriment, which may expose us to brand or reputational harm, competitive harm, and/or legal liability. In addition, we face significant competition from other companies that are developing their own AI products and technologies. Our competitors may develop AI products and technologies that are similar or superior to our technologies or are more cost-effective to develop or deploy.
It is not possible to predict all of the risks related to the use of AI, and changes in laws, rules, directives and regulations governing AI may adversely affect our ability to develop and use AI or subject us to legal liability.
Economic conditions in the U.S. and international economies may adversely impact our business and operating results.
General macro-economic conditions, such as a rise in interest rates, inflation in the cost of goods and services including labor, a recession or an economic slowdown in the U.S. or internationally could adversely affect our operations as well as demand for our products and services, including our aftermarket and hosting services, which may make it difficult to accurately forecast and plan our future business activities. For example, U.S. and global markets have been experiencing volatility and disruption due to interest rate and inflation increases, such as the high inflation rates in the U.S., which rose in the second half of 2021 and remained high through the first quarter of 2023, as well as the continued escalation of geopolitical tensions, including those as a result of the Russia/Ukraine conflict. We are experiencing inflationary pressures in certain areas of our business, however we believe we have been able to slightly offset such pressures through our medium term contracts, hedging positions and a reduction in discretionary spending. Although our business has not yet been materially negatively impacted by such inflationary pressures, we cannot be certain that neither we nor our customers will be materially impacted by continued pressures. To the extent conditions in the domestic and global economy change, our business could be harmed as current and potential customers may reduce or postpone spending or choose not to purchase or renew subscriptions to our products, or may choose not to use certain of our other services, which they may consider discretionary. If our customers face decreased consumer demand, increased regulatory burdens or more limited access to international markets, we may face a decline in the demand for our products and services, and our operating results could be adversely impacted.
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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm is required to audit such internal control. Although our management has determined, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of December 31, 2022, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future.
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
In addition, our current internal controls and any new controls we implement may become inadequate because of changes in conditions in our business or information technology systems or changes in the applicable laws, regulations and standards. We have also acquired in the past, and may acquire in the future, companies that were not previously subject to Sarbanes-Oxley Act regulations and accordingly were not required to establish and maintain an internal control infrastructure compliant with the Sarbanes-Oxley Act. Any failure to design or operate effective controls, any difficulties encountered in their implementation or improvement, or any failure to implement adequate internal controls for our acquired companies could (i) harm our operating results, (ii) cause us to fail to meet our reporting obligations, (iii) adversely affect the results of management evaluations and independent registered public accounting firm audits of our internal control over financial reporting, about which we are required to include in our periodic reports filed with the SEC, or (iv) cause investors to lose confidence in our reported financial and other information, any of which could have a negative effect on our stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE in the future.

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Information regarding share repurchases is also provided in Note 4 to our financial statements included in Part 1, Item 1 of this Quarterly Report and is incorporated herein by reference. Share repurchases during the three months ended June 30, 2023 were as follows:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs (in millions)
April 1 - April 30	—	N/A	—
May 1 - May 31	3,579	$71.63	3,579
June 1 - June 30	3,440	$73.04	3,440
Total	7,019		7,019	$1,078.3
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
On June 9, 2023, Aman Bhutani, Chief Executive Officer, adopted a 10b5-1 trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 10b5-1 trading plan provides for the sale of an aggregate of 13,888 shares of the Company’s common stock between September 2023 and September 2024.

On May 16, 2023, Mark McCaffrey, Chief Financial Officer, adopted a 10b5-1 trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 10b5-1 trading plan provides for the sale of an aggregate of 11,428 shares of the Company’s common stock between August 2023 and May 2024.

On June 9, 2023, Roger Chen, Chief Operating Officer, adopted a 10b5-1 trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 10b5-1 trading plan provides for the sale of an aggregate of 168,753 shares of the Company’s common stock between September 2023 and September 2024.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Seventh Amendment to the Second Amended and Restated Credit Agreement by and among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, LLC, the lending institutions from time to time party thereto, Royal Bank of Canada, effective as of May 5, 2023	8-K	001-36904	10.1	5/5/2023
10.2+*	Consulting Agreement, by and between GoDaddy Inc. and Chuck Robel, dated June 6, 2023
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	The certifications attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of GoDaddy Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
***	Certain provisions or terms of the agreement have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. GoDaddy Inc. agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GODADDY INC.

Date:	August 3, 2023	/s/ Mark McCaffrey
Mark McCaffrey
Chief Financial Officer