Form 10-Q
period 2023-09-30
GoDaddy Inc.
filed 2023-11-03
CIK 1609711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                    Yes    ☒    No    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                         ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒
As of October 27, 2023, there were 140,824,771 shares of GoDaddy Inc.'s Class A common stock, $0.001 par value per share, outstanding and 305,740 shares of GoDaddy Inc.'s Class B common stock, $0.001 par value per share, outstanding.

GoDaddy Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2023

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
•our expectations regarding the effectiveness of our 2023 restructuring efforts;
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
iii

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
GoDaddy Inc.
Consolidated Balance Sheets (unaudited)
(In millions, except shares in thousands and per share amounts)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$329.2	$774.0
Accounts and other receivables	75.3	60.1
Prepaid domain name registry fees	469.5	435.7
Prepaid expenses and other current assets	325.3	312.8
Total current assets	1,199.3	1,582.6
Property and equipment, net	198.7	225.6
Operating lease assets	67.5	84.1
Prepaid domain name registry fees, net of current portion	210.0	197.1
Goodwill	3,523.4	3,536.9
Intangible assets, net	1,187.5	1,252.2
Other assets	112.8	95.0
Total assets	$6,499.2	$6,973.5
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$125.2	$130.9
Accrued expenses and other current liabilities	409.7	356.7
Deferred revenue	2,094.7	1,954.0
Long-term debt	18.0	18.2
Total current liabilities	2,647.6	2,459.8
Deferred revenue, net of current portion	803.2	770.3
Long-term debt, net of current portion	3,802.3	3,812.9
Operating lease liabilities, net of current portion	97.2	116.5
Other long-term liabilities	86.1	87.1
Deferred tax liabilities	36.2	56.2
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.001 par value - 50,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value - 1,000,000 shares authorized; 141,989 and 153,830 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	0.1	0.2
Class B common stock, $0.001 par value - 500,000 shares authorized; 307 and 312 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	2,170.0	1,912.6
Accumulated deficit	(3,315.3)	(2,422.6)
Accumulated other comprehensive income	168.9	178.0
Total stockholders' deficit attributable to GoDaddy Inc.	(976.3)	(331.8)
Non-controlling interests	2.9	2.5
Total stockholders' deficit	(973.4)	(329.3)
Total liabilities and stockholders' deficit	$6,499.2	$6,973.5
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Operations (unaudited)
(In millions, except shares in thousands and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Applications & commerce	$363.3	$326.0	$1,053.0	$946.3
Core platform	706.4	707.2	2,100.8	2,105.1
Total revenue	1,069.7	1,033.2	3,153.8	3,051.4
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	396.9	374.3	1,171.4	1,105.0
Technology and development	201.6	199.5	635.8	587.7
Marketing and advertising	86.4	100.4	268.3	317.4
Customer care	75.7	74.0	230.2	230.6
General and administrative	91.6	101.6	278.4	286.9
Restructuring and other	9.8	5.2	79.6	14.8
Depreciation and amortization	40.6	48.5	132.6	145.1
Total costs and operating expenses	902.6	903.5	2,796.3	2,687.5
Operating income	167.1	129.7	357.5	363.9
Interest expense	(44.0)	(35.6)	(135.4)	(104.1)
Loss on debt extinguishment	(1.5)	—	(1.5)	—
Other income (expense), net	6.3	3.1	35.7	0.8
Income before income taxes	127.9	97.2	256.3	260.6
Benefit (provision) for income taxes	3.1	2.8	5.2	(1.5)
Net income	131.0	100.0	261.5	259.1
Less: net income attributable to non-controlling interests	0.3	0.2	0.6	0.5
Net income attributable to GoDaddy Inc.	$130.7	$99.8	$260.9	$258.6
Net income attributable to GoDaddy Inc. per share of Class A common stock:
Basic	$0.90	$0.64	$1.73	$1.61
Diluted	$0.89	$0.63	$1.71	$1.59
Weighted-average shares of Class A common stock outstanding:
Basic	145,484	156,393	150,614	160,150
Diluted	147,291	158,418	153,303	162,665
___________________________
(1) Costs and operating expenses include equity-based compensation expense as follows:
Cost of revenue	$0.3	$0.4	$1.1	$1.1
Technology and development	42.2	34.4	123.2	102.4
Marketing and advertising	7.1	7.2	21.0	21.7
Customer care	6.1	4.9	18.0	14.6
General and administrative	20.5	18.5	62.0	53.5
Restructuring and other	—	—	2.3	—
Total equity-based compensation expense	$76.2	$65.4	$227.6	$193.3
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$131.0	$100.0	$261.5	$259.1
Foreign exchange forward contracts gain (loss), net	8.7	24.2	(7.2)	48.0
Unrealized swap gain (loss), net(1)	7.8	77.7	2.0	216.7
Change in foreign currency translation adjustment	(9.9)	5.4	(3.9)	(19.9)
Comprehensive income	137.6	207.3	252.4	503.9
Less: comprehensive income attributable to non-controlling interests	0.3	0.4	0.6	1.0
Comprehensive income attributable to GoDaddy Inc.	$137.3	$206.9	$251.8	$502.9
___________________________
(1) Amounts are net of the tax effects reflected below:
Unrealized swap gain (loss), net	$—	$—	$—	$(2.5)
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Stockholders' Deficit (unaudited)
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	153,830	$0.2	312	$—	$1,912.6	$(2,422.6)	$178.0	$2.5	$(329.3)
Net income	—	—	—	—	—	47.3	—	0.1	47.4
Equity-based compensation, including amounts capitalized	—	—	—	—	74.5	—	—	—	74.5
Stock option exercises	132	—	—	—	3.2	—	—	—	3.2
Repurchases of Class A common stock	(1,553)	—	—	—	—	(113.9)	—	—	(113.9)
Impact of derivatives, net	—	—	—	—	—	—	(39.5)	—	(39.5)
Change in foreign currency translation adjustment	—	—	—	—	—	—	2.1	—	2.1
Vesting of restricted stock units and other	1,705	—	(5)	—	0.2	(0.1)	0.1	(0.2)	—
Balance at March 31, 2023	154,114	0.2	307	—	1,990.5	(2,489.3)	140.7	2.4	(355.5)
Net income	—	—	—	—	—	82.9	—	0.2	83.1
Equity-based compensation, including amounts capitalized	—	—	—	—	78.0	—	—	—	78.0
Stock option exercises	115	—	—	—	1.6	—	—	(0.1)	1.5
Repurchases of Class A common stock(1)	(7,019)	(0.1)	—	—	—	(511.5)	—	—	(511.6)
Issuance of Class A common stock under Employee Stock Purchase Plan (ESPP)	299	—	—	—	18.2	—	—	—	18.2
Impact of derivatives, net	—	—	—	—	—	—	17.8	—	17.8
Change in foreign currency translation adjustment	—	—	—	—	—	—	3.9	—	3.9
Vesting of restricted stock units and other	784	—	—	—	(0.1)	0.1		0.1	0.1
Balance at June 30, 2023	148,293	0.1	307	—	2,088.2	(2,917.8)	162.4	2.6	(664.5)
___________________________________________ (1)Includes a 1% excise tax on shares repurchased, net of the fair market value of new share issuances, of $3.8 million.

GoDaddy Inc.
Condensed Consolidated Statements of Stockholders' Deficit (unaudited) (continued)
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Net income	—	—	—	—	—	130.7	—	0.3	131.0
Equity-based compensation, including amounts capitalized	—	—	—	—	76.7	—	—	—	76.7
Stock option exercises	59	—	—	—	4.9	—	—	—	4.9
Repurchases of Class A common stock(1)	(7,166)	—	—	—	—	(528.2)	—	—	(528.2)
Impact of derivatives, net	—	—	—	—	—	—	16.5	—	16.5
Change in foreign currency translation adjustment	—	—	—	—	—	—	(9.9)	—	(9.9)
Vesting of restricted stock units and other	803	—	—	—	0.2	—	(0.1)	—	0.1
Balance at September 30, 2023	141,989	$0.1	307	$—	$2,170.0	$(3,315.3)	$168.9	$2.9	$(973.4)
_________________________________
(1)Includes a 1% excise tax on shares repurchased, net of the fair market value of new share issuances, of $4.6 million.

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

GoDaddy Inc.
Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net income	$261.5	$259.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132.6	145.1
Equity-based compensation expense	227.6	193.3
(Gain) loss on derivative instruments	(9.2)	21.7
Non-cash restructuring charges	—	10.4
Loss on debt extinguishment	1.5	—
Loss on dispositions	16.8	—
Other	16.5	34.4
Changes in operating assets and liabilities, net of amounts acquired:
Prepaid domain name registry fees	(47.3)	(30.3)
Deferred revenue	173.4	132.9
Other operating assets and liabilities	(23.5)	5.1
Net cash provided by operating activities	749.9	771.7
Investing activities
Business acquisitions, net of cash acquired	—	(72.5)
Purchases of intangible assets	(35.4)	(0.4)
Net proceeds received from dispositions	12.4	—
Purchases of property and equipment	(38.0)	(42.6)
Other investing activities	(0.4)	—
Net cash used in investing activities	(61.4)	(115.5)
Financing activities
Proceeds received from:
Issuance of term loans	1,759.9	—
Stock option exercises	9.6	18.8
Issuance of Class A common stock under ESPP	18.2	18.4
Payments made for:
Repurchases of Class A common stock	(1,133.2)	(1,090.5)
Repayment of term loans	(1,780.0)	(24.4)
Other financing obligations	(7.8)	(3.3)
Net cash used in financing activities	(1,133.3)	(1,081.0)
Effect of exchange rate changes on cash and cash equivalents	—	(4.7)
Net decrease in cash and cash equivalents	(444.8)	(429.5)
Cash and cash equivalents, beginning of period	774.0	1,255.7
Cash and cash equivalents, end of period	$329.2	$826.2

Cash paid during the period for:
Interest on long-term debt, including impact of interest rate swaps	$128.3	$90.7
Income taxes, net of refunds received	$7.2	$9.3
Amounts included in the measurement of operating lease liabilities	$34.0	$39.4
Supplemental disclosure of non-cash transactions
Operating lease assets obtained in exchange for operating lease liabilities	$8.4	$10.3
Accrued purchases of property and equipment at period end	$1.0	$5.5
Share repurchases not yet settled	$17.9	$5.6
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except shares in thousands and per share amounts)

1.    Organization and Background
Organization
We are the sole managing member of Desert Newco, and as a result, we consolidate its financial results and report non-controlling interests representing the economic interests held by other members. The calculation of non-controlling interests excludes any net income attributable directly to GoDaddy Inc. As of September 30, 2023, we owned approximately 99.8% of Desert Newco.
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
2.    Summary of Significant Accounting Policies
Property and Equipment
Property and equipment, net by geography was as follows:

	September 30, 2023	December 31, 2022
U.S.	$155.9	$167.5
France	22.5	28.8
All other international	20.3	29.3
	$198.7	$225.6
No other international country represented more than 10% of property and equipment, net in any period presented.
Equity Investments
We hold investments in privately held equity securities, which are recorded in other assets, and were as follows:

Equity Investments
Equity investments as of December 31, 2022	$40.5
Fair market value adjustments(1)	14.4
Impairment losses(1)	(2.3)
Additional investments	0.5
Equity investments as of September 30, 2023	$53.1
_________________________________
(1)Fair market value adjustments and impairment losses are recorded in other income (expense), net.
Revenue Recognition
Disaggregated Revenue
Revenue by major product type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Applications and commerce	$363.3	$326.0	$1,053.0	$946.3
Core platform: domains	508.2	494.0	1,493.0	1,462.9
Core platform: other	198.2	213.2	607.8	642.2
	$1,069.7	$1,033.2	$3,153.8	$3,051.4
No single customer represented over 10% of our total revenue for any period presented.

Revenue by geography is based on the customer's billing address and was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
U.S.	$724.2	$700.6	$2,126.6	$2,058.2
International	345.5	332.6	1,027.2	993.2
	$1,069.7	$1,033.2	$3,153.8	$3,051.4
No international country represented more than 10% of total revenue in any period presented.
See Note 7 for information regarding our deferred revenue.
Assets Recognized from Contract Costs
Fees paid to various registries at the inception of a domain registration or renewal represent costs to fulfill a contract. We capitalize and amortize these prepaid domain name registry fees to cost of revenue consistent with the pattern of transfer of the product to which the asset relates. Amortization expense of such asset was $194.4 million and $180.3 million for the three months ended September 30, 2023 and 2022, respectively and was $571.6 million and $532.0 million for the nine months ended September 30, 2023 and 2022, respectively.
Restructuring and Other
Restructuring and other primarily represents: (i) charges related to the restructuring activities implemented in the first and third quarters of 2023, which were undertaken to reduce future operating expenses and improve cash flows through a combination of reductions in force and the sale of certain assets and liabilities of our hosting business within our Core segment; and (ii) a charge incurred in the second quarter of 2023 related to the termination of a revenue sharing agreement. See Note 13 for further discussion.
Fair Value Measurements
The following tables set forth our material assets and liabilities measured and recorded at fair value on a recurring basis:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Time deposits	$71.0	—	—	$71.0
Derivative assets	—	219.1	—	219.1
Total assets	$71.0	$219.1	$—	$290.1
Liabilities:
Derivative liabilities	$—	$1.2	$—	$1.2
Total liabilities	$—	$1.2	$—	$1.2

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Commercial paper	$—	$120.0	$—	$120.0
Time deposits	347.3	—	—	347.3
Derivative assets	—	218.5	—	218.5
Total assets	$347.3	$338.5	$—	$685.8
Liabilities:
Derivative liabilities	$—	$4.9	$—	$4.9
Total liabilities	$—	$4.9	$—	$4.9
We have no other material assets or liabilities measured at fair value on a recurring basis.
3.    Goodwill and Intangible Assets
The following table summarizes changes in our goodwill balance by segment:

	A&C	Core	Total
Balance at December 31, 2022	$1,497.0	$2,039.9	$3,536.9
Impact of foreign currency translation	(2.6)	(3.7)	(6.3)
Less: goodwill related to disposition of businesses	—	(3.3)	(3.3)
Other adjustments	—	(3.9)	(3.9)
Balance at September 30, 2023	$1,494.4	$2,029.0	$3,523.4

Intangible assets, net are summarized as follows:

	September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	240.8	n/a	240.8
Contractual-based assets	292.7	n/a	292.7
Finite-lived intangible assets:
Customer-related	446.4	$(326.3)	120.1
Developed technology	243.4	(196.7)	46.7
Trade names and other	102.5	(60.3)	42.2
	$1,770.8	$(583.3)	$1,187.5

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	243.2	n/a	243.2
Contractual-based assets	256.8	n/a	256.8
Finite-lived intangible assets:
Customer-related	487.7	$(309.0)	178.7
Developed technology	243.9	(171.1)	72.8
Trade names and other	109.8	(54.1)	55.7
	$1,786.4	$(534.2)	$1,252.2
During the nine months ended September 30, 2023, we completed two purchases of indefinite-lived domain portfolio intangible assets and related finite-lived customer-related intangible assets for a total of $35.4 million in cash and a variable earn-out of up to $4.0 million.
Amortization expense was $24.0 million and $31.8 million for the three months ended September 30, 2023 and 2022, respectively, and was $82.8 million and $96.7 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the weighted-average remaining amortization period for amortizable intangible assets was 30 months for customer-related, 26 months for developed technology and 47 months for trade names and other, and was 33 months in total.
Based on the balance of finite-lived intangible assets as of September 30, 2023, expected future amortization expense is as follows:

Year Ending December 31:
2023 (remainder of)	$21.8
2024	81.3
2025	73.7
2026	24.6
2027	4.4
Thereafter	3.2
$209.0
4.    Stockholders' Equity
Share Repurchases
In August 2023, our board of directors approved the repurchase of up to an additional $1,000.0 million of our Class A common stock. Such approval was in addition to the amount available for repurchases under prior approvals of our board of directors, such that our total approved authority under the program is $4,000.0 million of shares of our Class A common stock through 2025.
During the nine months ended September 30, 2023, we repurchased a total of 15,738 shares of our Class A common stock in the open market, which were retired upon repurchase, for an aggregate purchase price of $1,145.3 million. As of September 30, 2023, we had $1,554.6 million of remaining authorization available for repurchases.

5.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2023	December 31, 2022
Derivative assets	$219.1	$218.5
Prepaid software and maintenance expenses	38.0	29.5
Registry deposits	33.9	41.0
Usage-based prepaid expenses(1)	12.9	10.6
Other	21.4	13.2
	$325.3	$312.8
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
The following table summarizes stock option activity:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Exercise Price Per Share ($)
Outstanding at December 31, 2022	1,426	44.38
Exercised	(306)	31.28
Forfeited	(17)	70.64
Outstanding at September 30, 2023	1,103	47.64
Vested at September 30, 2023	1,097	47.49

The following table summarizes stock award activity:

Number of Shares of Class A Common Stock (#)
Outstanding at December 31, 2022	7,632
Granted: RSUs	3,394
Granted: TSR-based PSUs	264
TSR-based PSU achievement above target	91
Vested	(3,287)
Forfeited	(796)
Outstanding at September 30, 2023(1)	7,298
_________________________________
(1)The balance of outstanding awards is comprised of the following:

	Number of Shares of Class A Common Stock (#)	Weighted-Average Grant-Date Fair Value Per Share ($)
RSUs	6,514	78.35
TSR-based PSUs	759	119.56
Financial-based PSUs	25	77.23
Outstanding at September 30, 2023	7,298
As of September 30, 2023, total unrecognized compensation expense related to non-vested equity grants was $417.3 million with an expected remaining weighted-average recognition period of 2.1 years.
7.    Deferred Revenue
Deferred revenue consisted of the following:

	September 30, 2023	December 31, 2022
Current:
A&C	$692.9	$622.1
Core	1,401.8	1,331.9
	$2,094.7	$1,954.0
Noncurrent:
A&C	$173.7	$173.1
Core	629.5	597.2
	$803.2	$770.3
The increase in deferred revenue is primarily driven by payments received in advance of satisfying our performance obligations, offset by $438.9 million and $1,789.2 million of revenue recognized during the three and nine months ended September 30, 2023, respectively, which was included in deferred revenue as of December 31, 2022. Deferred revenue as of September 30, 2023 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are expected to be satisfied, as follows:

	Remainder of 2023	2024	2025	2026	2027	Thereafter	Total

A&C	$284.1	$447.5	$96.8	$26.3	$6.8	$5.1	$866.6
Core	517.6	994.9	270.2	109.4	61.1	78.1	2,031.3
	$801.7	$1,442.4	$367.0	$135.7	$67.9	$83.2	$2,897.9

8.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Accrued payroll and employee benefits	$131.3	$116.3
Tax-related accruals	47.8	42.8
Accrued legal and professional	32.7	34.3
Current portion of operating lease liabilities	30.6	33.3
Share repurchases not yet settled	17.9	5.8
Accrued marketing and advertising	17.5	13.6
Accrued acquisition-related expenses and acquisition consideration payable	17.2	26.2
Accrued restructuring costs	10.1	—
Share repurchases excise tax payable	8.4	—
Other	96.2	84.4
	$409.7	$356.7
9.    Long-Term Debt
Long-term debt consisted of the following:

	Maturity Date	September 30, 2023	December 31, 2022
2027 Term Loans (effective interest rate of 7.3% at September 30, 2023 and 4.3% at December 31, 2022)	August 10, 2027	$725.6	$731.3
2029 Term Loans (effective interest rate of 8.4% at September 30, 2023 and 4.1% at December 31, 2022)	November 10, 2029	1,756.8	1,770.0
2027 Senior Notes (effective interest rate of 5.5% at September 30, 2023 and 5.4% at December 31, 2022)	December 1, 2027	600.0	600.0
2029 Senior Notes (effective interest rate of 3.6% at September 30, 2023 and 3.6% at December 31, 2022)	March 1, 2029	800.0	800.0
Revolver	November 10, 2027	—	—
Total		3,882.4	3,901.3
Less: unamortized original issue discount and debt issuance costs(1)		(62.1)	(70.2)
Less: current portion of long-term debt		(18.0)	(18.2)
		$3,802.3	$3,812.9
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
In May 2023, we entered into an amendment to the Credit Facility to replace LIBOR on our 2027 Term Loans with the Secured Overnight Financing Rate (SOFR), beginning in July 2023. These borrowings bear interest at a rate equal to, at our option, either (a) SOFR for an interest period of one month plus an initial margin of 2.0% per annum or (b) an initial margin of 1.0% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) SOFR for an interest period of one month plus 1.0%. Fees incurred in conjunction with this amendment were not material.
In July 2023, we entered into an amendment to the Credit Facility to provide for a new tranche of term loans maturing in 2029 (the 2029 Term Loans), the proceeds of which were used to refinance our existing term loans maturing in 2029. Pursuant to this amendment, these loans were issued at par and bear interest at a rate equal to, at our option, either (a) SOFR for an interest period of one month plus an initial margin of 2.5% per annum or (b) an initial margin of 1.5% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) SOFR for an interest period of one month plus 1.0%. In conjunction with this refinancing, aggregate fees paid to lenders of $1.2 million were recorded as additional discount, and we recognized a loss on debt extinguishment of $1.5 million.
As of September 30, 2023, we had $999.2 million available for borrowing under the Revolver as $0.8 million has been used to secure the issuance of standby letters of credit. We were not in violation of any covenants of the Credit Facility as of September 30, 2023.
Senior Notes
As described in our 2022 Form 10-K, we have completed two offerings of senior notes (the 2027 Senior Notes and the 2029 Senior Notes).
As of September 30, 2023, we were not in violation of any covenants of the senior notes.
Fair Value
The estimated fair values of our long-term debt instruments are based on observable market prices for these instruments, which are traded in less active markets and therefore classified as Level 2 fair value measurements, and were as follows as of September 30, 2023:

2027 Term Loans	$725.6
2029 Term Loans	$1,759.0
2027 Senior Notes	$566.1
2029 Senior Notes	$673.2
Future Debt Maturities
Aggregate principal payments, exclusive of any unamortized original issue discount and debt issuance costs, due on long-term debt as of September 30, 2023 were as follows:

Year Ending December 31:
2023 (remainder of)	$6.3
2024	25.1
2025	25.1
2026	25.1
2027	1,318.9
Thereafter	2,481.9
$3,882.4

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
The following table summarizes our outstanding derivative instruments on a gross basis, all of which are considered Level 2 financial instruments:

	Notional Amount		Fair Value of Derivative Assets(2)		Fair Value of Derivative Liabilities(2)
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Cash flow hedges:
Foreign exchange forward contracts	$479.9	$364.7	$7.8	$9.4	$1.2	$2.0
Cross-currency swaps(1)	538.5	549.7	10.3	15.8	—	2.2
Interest rate swaps	1,964.9	1,980.5	187.7	173.0	—	—
Net investment hedges:
Cross-currency swaps(1)	690.3	704.6	13.3	20.3	—	0.7
Total hedges	$3,673.6	$3,599.5	$219.1	$218.5	$1.2	$4.9
_________________________________
(1)The notional values of the cross-currency swaps have been translated from Euros to U.S. dollars at the foreign currency rates in effect of approximately 1.06 and 1.07 as of September 30, 2023 and December 31, 2022, respectively.
(2)In our balance sheets, all derivative assets are recorded within prepaid expenses and other current assets and all derivative liabilities are recorded within accrued expenses and other current liabilities.
The following table summarizes the effect of our hedging relationships on accumulated other comprehensive income (AOCI):

	Unrealized Gains (Losses) Recognized in Other Comprehensive Income
	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Cash flow hedges:
Foreign exchange forward contracts(1)	$8.7	$24.2	$(7.2)	$48.0
Cross-currency swaps	(7.8)	(0.5)	(12.4)	42.9
Interest rate swaps	15.6	78.2	14.4	171.3
Net investment hedges:
Cross-currency swaps	12.3	43.7	(7.0)	65.3
Total hedges	$28.8	$145.6	$(12.2)	$327.5
_________________________________
(1)Amounts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.

The following tables summarize the locations and amounts of gains (losses) recognized within earnings related to our hedging relationships:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Cash flow hedges:
Foreign exchange forward contracts:
Reclassified from AOCI into income	$3.8	$—	$—	$2.3	$—	$—
Cross-currency swaps:
Reclassified from AOCI into income(1)	—	2.4	17.4	—	2.7	35.2
Interest rate swaps:
Reclassified from AOCI into income	—	17.8	—	—	2.4	—
Net investment hedges:
Cross-currency swaps:
Reclassified from AOCI into income	—	3.1	—	—	3.6	—
Total hedges	$3.8	$23.3	$17.4	$2.3	$8.7	$35.2
_________________________________
(1)The amounts reflected in other income (expense), net include $(17.4) million and $(34.9) million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by cross-currency swaps during the three months ended September 30, 2023 and 2022, respectively.

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Cash flow hedges:
Foreign exchange forward contracts:
Reclassified from AOCI into income	$13.5	$—	$—	$0.9	$—	$—
Cross-currency swaps:
Reclassified from AOCI into income(1)	—	7.2	6.8	—	12.3	88.0
Interest rate swaps:
Reclassified from AOCI into income	—	48.3	—	—	(13.6)	—
Net investment hedges:
Cross-currency swaps:
Reclassified from AOCI into income	—	9.4	—	—	7.9	—
Total hedges	$13.5	$64.9	$6.8	$0.9	$6.6	$88.0
_________________________________
(1)The amounts reflected in other income (expense), net include $(6.9) million and $(87.8) million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by cross-currency swaps during the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, we estimate that $102.2 million of net deferred gains related to our designated hedges will be recognized in earnings over the next 12 months. No amounts have been excluded from our hedge effectiveness testing.

Risk Management Strategies
Foreign Exchange Forward Contracts
From time-to-time, we may enter into foreign exchange forward contracts with financial institutions to hedge certain forecasted sales transactions denominated in foreign currencies. We designate these forward contracts as cash flow hedges, which are recognized as either assets or liabilities at fair value. At September 30, 2023, all such contracts had maturities of 24 months or less.
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
Interest Rate Swaps
In April 2017, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement to effectively convert a portion of the variable-rate borrowings under the previously issued term loans maturing in 2024, which were refinanced with the 2029 Term Loans, to a fixed rate of 5.44%. In March 2022, we entered into a transaction to extend the maturity of the swaps to August 31, 2027. We and the existing counterparties executed cancellation agreements to terminate all rights, obligations and liabilities associated with the original swaps. On the modification date, the existing cash flow hedging relationships were de-designated and new hedging relationships incorporating the terms of the new interest rate swaps (the 2022 Interest Rate Swaps) were designated. The 2022 Interest Rate Swaps, which had an amortizing notional amount of $1,262.5 million at inception, serve to convert a portion of the variable-rate borrowings under the 2029 Term Loans to a fixed rate of 4.81%. In November 2022, in conjunction with the Credit Facility refinancing discussed in our 2022 Form 10-K, we terminated these swaps and entered into new SOFR-based interest rate swaps. This modification impacted no critical terms other than the reference rate change from LIBOR to SOFR and thus had no impact on our hedging relationships or financial statements.
In August 2020, in conjunction with the issuance of the 2027 Term Loans, we entered into seven-year pay-fixed rate, receive-floating rate interest rate swaps to effectively convert the variable one-month LIBOR interest rate on the 2027 Term Loans borrowings to a fixed rate of 0.705%. These interest rate swaps, which mature on August 10, 2027, had an aggregate notional amount of $750.0 million at inception. In May 2023, in conjunction with the first Credit Facility amendment discussed in Note 9, we terminated these swaps and entered into new SOFR-based interest rate swaps. This modification impacted no critical terms other than the reference rate change from LIBOR to SOFR and thus had no impact on our hedging relationships or financial statements.
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
11.     Leases
Our operating leases primarily consist of office and data center space expiring at various dates through November 2036. Certain leases include options to renew or terminate at our discretion. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of September 30, 2023, operating leases have a remaining weighted average lease term of 6.7 years and our operating lease liabilities were measured using a weighted average discount rate of 5.3%.

The components of operating lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating lease costs	$8.9	$11.9	$28.3	$34.3
Variable lease costs	3.6	3.8	11.2	8.8
Sublease income	(3.6)	(2.5)	(8.1)	(6.2)
Total net lease cost	$8.9	$13.2	$31.4	$36.9
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
As described in our 2022 Form 10-K, as of December 31, 2022, we had accrued $8.1 million as our estimated loss provision related to the settlement of certain class action complaints alleging violation of the Telephone Consumer Protection Act of 1991. On January 19, 2021, a single objector to the settlement filed a notice of appeal to the 11th Circuit Court of Appeals (the 11th Circuit). On July 27, 2022, the 11th Circuit vacated the settlement approval order and remanded the case for further action due to standing issues among the class members. On August 18, 2022, the plaintiffs filed a petition for a rehearing before the 11th Circuit. On December 7, 2022, the 11th Circuit was notified of the death of one of the plaintiffs, Jason Bennett. On March 13, 2023, the 11th Circuit granted the plaintiffs' petition for a rehearing before the 11th Circuit; the rehearing occurred on June 13, 2023. On July 24, 2023, the en banc 11th Circuit reversed the 11th Circuit's July 27, 2022 decision and remanded the appeal to the 11th Circuit for further action. Given the pending nature of the appeal, we have not adjusted our estimated loss provision for this settlement as of September 30, 2023.
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
Our accrual for estimated indirect tax liabilities was $21.7 million and $18.9 million as of September 30, 2023 and December 31, 2022, respectively, reflecting our best estimate of the probable liability based on an analysis of our business activities, revenues subject to indirect taxes and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation or settlements could be materially different than the amounts established for indirect tax contingencies.
13. Restructuring and Other Charges and Disposition of Businesses and Related Assets
In February 2023, we announced a restructuring plan to reduce future operating expenses and improve cash flows through a combination of a reduction in force and a commitment to sell certain assets. As part of this plan, we announced a reduction in our workforce of approximately 550 employees, representing approximately 8% of our total employees. In conjunction with this restructuring, during the nine months ended September 30, 2023, we recorded $34.6 million of pre-tax restructuring charges in our statement of operations related to severance, employee benefits and equity-based compensation, $0.8 million of which was recognized during the third quarter. In addition, we recognized a pre-tax loss of $16.8 million upon the completion of the planned disposition of certain assets and liabilities of our hosting business within our Core segment, which occurred on June 30, 2023.
During the three months ended September 30, 2023, we implemented additional restructuring activities to further reduce operating expenses and improve cash flows through a reduction in force, which impacted approximately 250 employees. In conjunction with these restructuring efforts, we recognized $9.2 million of pre-tax restructuring charges in our statement of operations related to severance and employee benefits.
We estimate that we will incur up to an additional $4.7 million in restructuring charges related to our restructuring activities, primarily during the fourth quarter of 2023. We do not expect to incur additional restructuring charges beyond the first quarter of 2024.
Cash payments of $31.4 million related to the restructuring activities described above were made during the nine months ended September 30, 2023. We expect to make substantially all remaining restructuring payments by the end of the first quarter of 2024.
The following table shows the total amount incurred and the accrued restructuring costs, which are recorded in accrued expenses and other current liabilities in our balance sheet, for severance and employee benefits as of September 30, 2023:

Accrued Restructuring Costs
Accrued restructuring costs as of December 31, 2022	$—
Restructuring costs incurred during the nine months ended September 30, 2023(1)	41.5
Amount paid during the nine months ended September 30, 2023	(31.4)
Accrued restructuring costs as of September 30, 2023	$10.1
________________________________
(1)Excludes $2.3 million in equity-based compensation expense associated with our restructuring plan, which was recorded within additional paid-in capital.
During the nine months ended September 30, 2023, we also recorded a charge of $17.0 million in our statement of operations related to the termination of a revenue sharing agreement. This termination fee was paid in full during the second quarter of 2023.

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
Our effective tax rates differ from the U.S. federal statutory rate primarily due to changes in valuation allowances based on current year earnings and the impact of foreign earnings primarily related to the UK, Germany and India jurisdictions.
In determining the need for a valuation allowance, we prepare quarterly estimates using historical and forecasted future operating results, based upon approved business plans, including a review of the eligible carryforward periods and tax planning strategies. Based primarily on the negative evidence outweighing the positive evidence as of September 30, 2023, we believe there is uncertainty as to when we will be able to utilize certain of our domestic net operating losses (NOLs), credit carryforwards and other deferred tax assets (DTAs). This negative evidence includes our historical tax losses, the difficulty in forecasting excess tax benefits related to equity-based compensation and the difficulty in forecasting profits due to the current uncertain macroeconomic conditions, such as inflation and the possibility of recession or an economic slowdown. Therefore, we have recorded a valuation allowance against the DTAs for which we have concluded it is more-likely-than-not they will not be realized.
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
Uncertain Tax Positions
The total amount of gross unrecognized tax benefits was $151.8 million as of September 30, 2023, of which $45.9 million, if fully recognized, would decrease our effective tax rate. Although we believe the amounts reflected in our tax returns substantially comply with applicable U.S. federal, state and foreign tax regulations, the respective taxing authorities may take contrary positions based on their interpretation of the law. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision or benefit for income taxes in the period in which a final determination is made.
15.    Income Per Share
Basic income per share is computed by dividing net income attributable to GoDaddy Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted income per share is computed giving effect to all potentially dilutive shares unless their effect is antidilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income	$131.0	$100.0	$261.5	$259.1
Less: net income attributable to non-controlling interests	0.3	0.2	0.6	0.5
Net income attributable to GoDaddy Inc.	$130.7	$99.8	$260.9	$258.6
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	145,484	156,393	150,614	160,150
Effect of dilutive securities:
Class B common stock	307	312	308	313
Stock options	405	616	462	712
RSUs, PSUs and ESPP shares	1,095	1,097	1,919	1,490
Weighted-average shares of Class A Common stock outstanding—diluted	147,291	158,418	153,303	162,665

Net income attributable to GoDaddy Inc. per share of Class A common stock—basic	$0.90	$0.64	$1.73	$1.61
Net income attributable to GoDaddy Inc. per share of Class A common stock—diluted	$0.89	$0.63	$1.71	$1.59

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted income per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	152	218	163	246
RSUs, PSUs and ESPP shares	2,213	520	620	2,557
	2,365	738	783	2,803

Shares of Class B common stock are not participating securities and, therefore, do not have rights to share in our earnings. Accordingly, separate presentation of income per share of Class B common stock under the two-class method is not required. Each share of Class B common stock is exchangeable for one share of Class A common stock.
16.     Segment Information
We report our operating results through two reportable segments: A&C and Core.
Our chief operating decision maker (CODM), which, as of September 30, 2023, was our Chief Executive Officer, evaluates the performance of and allocates resources to our segments based on each segment's revenue and earnings before interest, taxes, depreciation and amortization (Segment EBITDA). Segment EBITDA is defined as segment revenues less costs and operating expenses, excluding depreciation and amortization, interest expense (net), provision or benefit for income taxes, equity-based compensation expense, acquisition-related costs, restructuring-related expenses and certain other items. We believe Segment EBITDA serves as a measure that assists our CODM and our investors in comparing our segments' performance on a consistent basis.
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
The following table presents our segment information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue:
A&C	$363.3	$326.0	$1,053.0	$946.3
Core	706.4	707.2	2,100.8	2,105.1
Total revenue	$1,069.7	$1,033.2	$3,153.8	$3,051.4
Segment EBITDA:
A&C	$154.3	$135.6	$429.4	$387.2
Core	208.6	202.1	588.6	578.9
Total Segment EBITDA	362.9	337.7	1,018.0	966.1
Unallocated corporate overhead	(66.9)	(75.0)	(207.7)	(219.1)
Depreciation and amortization	(40.6)	(48.5)	(132.6)	(145.1)
Equity-based compensation expense(1)	(76.2)	(65.4)	(225.3)	(193.3)
Interest expense, net of interest income	(39.8)	(32.1)	(115.2)	(98.9)
Acquisition-related expenses(2)	1.0	(8.9)	(8.7)	(27.2)
Restructuring and other (3)	(12.5)	(10.6)	(72.2)	(21.9)
Income before income taxes	127.9	97.2	256.3	260.6
Benefit (provision) for income taxes	3.1	2.8	5.2	(1.5)
Net income	$131.0	$100.0	$261.5	$259.1
_________________________________
(1)The nine months ended September 30, 2023 excludes $2.3 million of equity-based compensation expense associated with our restructuring plan, which is included within restructuring and other.
(2)The three and nine months ended September 30, 2023 include an adjustment of $6.0 million to a previously-recognized acquisition milestone liability.
(3)In addition to the restructuring and other in our statements of operations, other charges included are primarily composed of lease-related expenses associated with closed facilities, charges related to certain legal matters, adjustments to the fair value of our equity investments and expenses incurred in relation to the refinancing of our long-term debt.

17.    Accumulated Other Comprehensive Income (Loss)
The following table presents AOCI activity in equity:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Total AOCI
Gross balance as of December 31, 2022(2)	$(75.0)	$253.4	$178.4
Other comprehensive income (loss) before reclassifications	0.4	(90.4)	(90.0)
Amounts reclassified from AOCI	(4.3)	85.2	80.9
Other comprehensive income (loss)	(3.9)	(5.2)	(9.1)
	$(78.9)	$248.2	169.3
Less: AOCI attributable to non-controlling interests			(0.4)
Balance as of September 30, 2023			$168.9

Gross balance as of December 31, 2021(2)	$(52.9)	$14.2	$(38.7)
Other comprehensive income (loss) before reclassifications	(19.9)	169.2	149.3
Amounts reclassified from AOCI	—	95.5	95.5
Other comprehensive income	(19.9)	264.7	244.8
	$(72.8)	$278.9	206.1
Less: AOCI attributable to non-controlling interests			(0.4)
Balance as of September 30, 2022			$205.7
_________________________________
(1)Amounts shown for our foreign exchange forward contracts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.
(2)Beginning balance is presented on a gross basis, excluding the allocation of AOCI attributable to non-controlling interests.
The sale of certain assets and liabilities of our hosting business, as discussed in Note 13, resulted in the reclassification from AOCI of $4.3 million in cumulative foreign currency translation adjustments. This amount was included within the loss on disposal reported in restructuring and other in our statements of operations for the three and nine months ended September 30, 2023. See Note 10 for the effect on net income of amounts reclassified from AOCI related to our hedging relationships.

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
Consolidated Third Quarter Financial Highlights
Below are our key consolidated financial highlights for the three months ended September 30, 2023, with comparisons to the three months ended September 30, 2022.
•Total revenue of $1,069.7 million, an increase of 3.5%, or approximately 3.8% on a constant currency basis(1).
•International revenue of $345.5 million, an increase of 3.9%, or approximately 4.5% on a constant currency basis(1).
•Total bookings of $1,138.9 million, an increase of 4.8%, or approximately 4.3% on a constant currency basis(1).
•Operating income of $167.1 million, an increase of 28.8%(2).
•Net income of $131.0 million, an increase of 31.0%(2).
•Normalized EBITDA(3) of $296.0 million, an increase of 12.7%.
•Net cash provided by operating activities of $281.6 million, an increase of 4.3%.
(1) Discussion of constant currency is set forth in "Quantitative and Qualitative Disclosures about Market Risk."
(2) Our operating results for the three months ended September 30, 2023 included $9.8 million in restructuring and other charges, as further discussed in Note 13 to our financial statements.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue

Revenue:
Applications & commerce	$363.3	34.0%	$326.0	31.6%	$1,053.0	33.4%	$946.3	31.0%
Core platform	706.4	66.0%	707.2	68.4%	2,100.8	66.6%	2,105.1	69.0%
Total revenue	1,069.7	100.0%	1,033.2	100.0%	3,153.8	100.0%	3,051.4	100.0%
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	396.9	37.1%	374.3	36.2%	1,171.4	37.1%	1,105.0	36.2%
Technology and development	201.6	18.8%	199.5	19.3%	635.8	20.2%	587.7	19.3%
Marketing and advertising	86.4	8.1%	100.4	9.7%	268.3	8.5%	317.4	10.4%
Customer care	75.7	7.1%	74.0	7.2%	230.2	7.3%	230.6	7.6%
General and administrative	91.6	8.6%	101.6	9.9%	278.4	8.8%	286.9	9.4%
Restructuring and other	9.8	0.9%	5.2	0.5%	79.6	2.6%	14.8	0.5%
Depreciation and amortization	40.6	3.8%	48.5	4.7%	132.6	4.2%	145.1	4.7%
Total costs and operating expenses	902.6	84.4%	903.5	87.5%	2,796.3	88.7%	2,687.5	88.1%
Operating income	167.1	15.6%	129.7	12.5%	357.5	11.3%	363.9	11.9%
Interest expense	(44.0)	(4.1)%	(35.6)	(3.4)%	(135.4)	(4.3)%	(104.1)	(3.4)%
Loss on debt extinguishment	(1.5)	(0.1)%	—	—%	(1.5)	—%	—	—%
Other income (expense), net	6.3	0.5%	3.1	0.3%	35.7	1.1%	0.8	—%
Income before income taxes	127.9	11.9%	97.2	9.4%	256.3	8.1%	260.6	8.5%
Benefit (provision) for income taxes	3.1	0.3%	2.8	0.2%	5.2	0.2%	(1.5)	(0.1)%
Net income	131.0	12.2%	100.0	9.6%	261.5	8.3%	259.1	8.4%
Less: net income attributable to non-controlling interests	0.3	—%	0.2	—%	0.6	—%	0.5	—%
Net income attributable to GoDaddy Inc.	$130.7	12.2%	$99.8	9.6%	$260.9	8.3%	$258.6	8.4%
Non-GAAP Financial Measure and Other Operating Metrics
In addition to our results determined in accordance with GAAP, we believe that Normalized EBITDA, a non-GAAP measure, and the following other operating metrics are useful as supplements in evaluating our ongoing operational performance and help provide an enhanced understanding of our business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Normalized EBITDA	$296.0	$262.7	$810.3	$747.0
Annualized recurring revenue	$3,675.1	$3,535.4	$3,675.1	$3,535.4
Total bookings	$1,138.9	$1,087.0	$3,479.2	$3,362.2
Total customers at period end (in thousands)	21,025	20,869	21,025	20,869
Average revenue per user	$200	$196	$200	$196

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
Reconciliation of NEBITDA
The following table reconciles NEBITDA to net income, its most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$131.0	$100.0	$261.5	$259.1
Depreciation and amortization	40.6	48.5	132.6	145.1
Equity-based compensation(1)	76.2	65.4	225.3	193.3
Interest expense, net	39.8	32.1	115.2	98.9
Acquisition-related expenses(2)	(1.0)	8.9	8.7	27.2
Restructuring and other (3)	12.5	10.6	72.2	21.9
Provision (benefit) for income taxes	(3.1)	(2.8)	(5.2)	1.5
NEBITDA	$296.0	$262.7	$810.3	$747.0
_________________________________
(1)The nine months ended September 30, 2023 excludes $2.3 million of equity-based compensation expense associated with our restructuring plan, which is included within restructuring and other.
(2)The three and nine months ended September 30, 2023 include an adjustment of $6.0 million to a previously-recognized acquisition milestone liability.
(3)In addition to the restructuring and other in our statements of operations, other charges included are primarily composed of lease-related expenses associated with closed facilities, charges related to certain legal matters, adjustments to the fair value of our equity investments and expenses incurred in relation to the refinancing of our long-term debt.
Revenue
We generate the majority of our revenue from sales of product subscriptions, as described in our 2022 Form 10-K. Our subscriptions can range from monthly terms to multi-annual terms of up to ten years, depending on the product. Revenue is presented net of refunds, and we maintain a reserve to provide for refunds granted to customers.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Applications & commerce	$363.3	$326.0	$37.3	11%	$1,053.0	$946.3	$106.7	11%
Core platform	706.4	707.2	$(0.8)	—%	2,100.8	2,105.1	$(4.3)	—%
Total revenue	$1,069.7	$1,033.2	$36.5	4%	$3,153.8	$3,051.4	$102.4	3%
The 3.5% and 3.4% increases in total revenue for the three and nine months ended September 30, 2023, respectively, were due to the changes in our A&C and Core revenues, as described below:
A&C
For the three months ended September 30, 2023, the 11.4% increase in A&C revenue was primarily driven by: (i) 12.1% growth in revenue related to our productivity applications, most notably our email solutions, (ii) 8.5% growth in revenues due to continued customer adoption of our subscription-based products designed to establish and grow online presence, and (iii) 22.9% growth in commerce-related revenue.
For the nine months ended September 30, 2023, the 11.3% increase in A&C revenue was primarily driven by: (i) 10.9% growth in revenue related to our productivity applications, most notably our email solutions, (ii) 8.3% growth in revenues due to continued customer adoption of our subscription-based products designed to establish and grow online presence, and (iii) 47.0% growth in commerce-related revenue.
Core
For the three months ended September 30, 2023, the 0.1% decrease in Core revenue was primarily driven by a 10.7% decrease in hosting revenues due to the divestiture of certain hosting assets during the second quarter, end of life migrations away from certain products and lower demand amid the uncertain macroeconomic environment. The decrease was partially offset by a 4.2% increase in domain registration and domain add-on revenue. Domains under management was 84.0 million as of September 30, 2023.
For the nine months ended September 30, 2023, the 0.2% decrease in Core revenue was primarily driven by: (i) a 6.5% decrease in hosting revenues due to end of life migrations away from certain products, the divestiture of certain hosting assets during the second quarter and lower demand amid the uncertain macroeconomic environment; and (ii) a 5.0% decrease in aftermarket revenues. The decrease was partially offset by a 4.1% increase in domain registration and domain add-on revenue.
Bookings
The following table presents our total bookings for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Total bookings	$1,138.9	$1,087.0	$51.9	5%	$3,479.2	$3,362.2	$117.0	3%
The 4.8% and 3.5% increases in total bookings for the three and nine months ended September 30, 2023, respectively, were primarily driven by continued customer adoption of our productivity solutions and our Websites + Marketing product, partially offset by decreased hosting bookings following the divestiture of certain hosting assets during the second quarter. In addition, for the nine months ended September 30, 2023, bookings growth was adversely impacted by softness in aftermarket demand and uneven demand patterns due to inflation and continued economic uncertainty.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Cost of revenue (excluding depreciation and amortization)	$396.9	$374.3	$22.6	6%	$1,171.4	$1,105.0	$66.4	6%
The 6.0% and 6.0% increases in cost of revenue for the three and nine months ended September 30, 2023, respectively, were primarily attributable to (i) increased software licensing fees resulting from higher sales of productivity solutions; (ii) higher domain costs, which were primarily driven by the increased domain registration revenue as well as cost increases implemented by various TLD registries; and (iii) increased costs associated with the growth of our payment processing business. These increases were partially offset by a decrease in cost of revenue related to our hosting business, which is consistent with the decline in revenue for this business due to end of life migrations away from certain products, the divestiture of certain hosting assets during the second quarter and lower demand amid the uncertain macroeconomic environment.
Technology and development
Technology and development expenses represent the costs associated with the creation, development and distribution of our products and websites. These expenses primarily consist of personnel costs associated with the design, development, deployment, testing, operation and enhancement of our products, as well as costs associated with the data centers and systems infrastructure supporting those products, excluding depreciation expense. We expect technology and development expense to decrease as a percentage of revenue in future periods following a period of investment in product development and migration toward a unified infrastructure platform.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

Technology and development	$201.6	$199.5	$2.1	1%	$635.8	$587.7	$48.1	8%
The 1.1% and 8.2% increases in technology and development expenses for the three and nine months ended September 30, 2023, respectively, were primarily due to (i) increased personnel costs associated with our continued investment in product development as well as the increased use of third party contractors and (ii) increased technology costs associated with the advancement of our commerce, presence and innovation strategies. These increases were partially offset by an adjustment recognized in the third quarter of 2023 to a previously-recognized acquisition milestone liability following reassessment of its achievement probability and decreases in professional fees and infrastructure migration costs.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

Marketing and advertising	$86.4	$100.4	$(14.0)	(14)%	$268.3	$317.4	$(49.1)	(15)%
The 13.9% and 15.5% decreases in marketing and advertising expenses for the three and nine months ended September 30, 2023, respectively, were primarily attributable to a lower level of discretionary spending and headcount reductions resulting from our restructuring activities as discussed in Note 13 to our financial statements.
Customer care
Customer care expenses represent the costs to guide and service our customers, primarily consisting of personnel costs. We expect customer care expenses to fluctuate depending on the methods of customer interaction utilized as well as the level of personnel required to support our business.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

Customer care	$75.7	$74.0	$1.7	2%	$230.2	$230.6	$(0.4)	—%
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

General and administrative	$91.6	$101.6	$(10.0)	(10)%	$278.4	$286.9	$(8.5)	(3)%
The 9.8% and 3.0% decreases in general and administrative expenses for the three and nine months ended September 30, 2023 were primarily driven by decreased acquisition-related expenses, legal and professional fees and facilities expenses, partially offset by increases in indirect tax-related reserves and equity-based compensation expense.
Restructuring and other

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

Restructuring and other	$9.8	$5.2	$4.6	88%	$79.6	$14.8	$64.8	438%

Restructuring and other was $9.8 million and $79.6 million for the three and nine months ended September 30, 2023, respectively. These costs were primarily incurred pursuant to restructuring activities implemented in the first and third quarters of 2023, as further discussed in Note 13 to our financial statements. For the three and nine months ended September 30, 2023, we recorded $10.0 million and $43.8 million, respectively, in severance, employee benefits and equity-based compensation. Additionally, during the nine months ended September 30, 2023, we recognized a $16.8 million loss on disposal in connection with the sale of certain assets and liabilities of our hosting business within our Core segment as well as a charge of $17.0 million related to the termination of a revenue sharing agreement.
During the three and nine months ended September 30, 2022, restructuring and other was $5.2 million and $14.8 million, respectively, which primarily represented charges recorded in connection with the impairment and loss on disposition of certain assets.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

Depreciation and amortization	$40.6	$48.5	$(7.9)	(16)%	$132.6	$145.1	$(12.5)	(9)%
The 16.3% and 8.6% decreases for the three and nine months ended September 30, 2023, respectively, were primarily driven by certain acquired intangibles reaching the end of their useful lives.
Interest expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

Interest expense	$44.0	$35.6	$8.4	24%	$135.4	$104.1	$31.3	30%
The 23.6% and 30.1% increases in interest expense for the three and nine months ended September 30, 2023, respectively, were driven by higher effective interest rates on the unhedged portion of our variable-rate debt.
Other income (expense), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

Other income (expense), net	6.3	3.1	$3.2	103%	35.7	0.8	$34.9	4,363%
The increase in other income (expense), net for the three months ended September 30, 2023 was not material.
The increase for the nine months ended September 30, 2023 was primarily driven by increased interest income and a $14.4 million increase to the carrying value of one of our equity investments, partially offset by a $2.3 million impairment charge related to one of our equity investments. See Note 2 to our financial statements for additional information regarding our equity investments.

Segment Results of Operations
Our two operating segments, A&C and Core, reflect the way we manage and evaluate the performance of our business. Our CODM evaluates segment performance based upon several factors, of which the primary financial measures are revenue and Segment EBITDA, our segment measure of profitability.
Applications & Commerce
The following table presents the results for our A&C segment for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Revenue	$363.3	$326.0	$37.3	11%	$1,053.0	$946.3	$106.7	11%
Segment EBITDA	$154.3	$135.6	$18.7	14%	$429.4	$387.2	$42.2	11%
Revenue
The 11.4% increase in A&C revenue for the three months ended September 30, 2023 was primarily driven by: (i) 12.1% growth in revenue related to our productivity applications, most notably our email solutions, (ii) 8.5% growth in revenues due to continued customer adoption of our subscription-based products designed to establish and grow online presence, and (iii) 22.9% growth in commerce-related revenue.
The 11.3% increase in A&C revenue for the nine months ended September 30, 2023 was primarily driven by: (i) 10.9% growth in revenue related to our productivity applications, most notably our email solutions, (ii) 8.3% growth in revenues due to continued customer adoption of our subscription-based products designed to establish and grow online presence, and (iii) 47.0% growth in commerce-related revenue.
Segment EBITDA
The 13.8% and 10.9% increases in A&C Segment EBITDA for the three and nine months ended September 30, 2023 primarily resulted from the revenue increases noted above, in conjunction with lower discretionary marketing spend. These increases were partially offset by higher personnel costs resulting from the increased use of third party contractors to support the continued development of our A&C products.
Core Platform
The following table presents the results for our Core segment for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Revenue	$706.4	$707.2	$(0.8)	—%	2,100.8	2,105.1	$(4.3)	—%
Segment EBITDA	$208.6	$202.1	$6.5	3%	588.6	$578.9	$9.7	2%
Revenue
The 0.1% decrease in Core revenue for the three months ended September 30, 2023 was primarily driven by a 10.7% decrease in hosting revenues due to the divestiture of certain hosting assets during the second quarter, end of life migrations away from certain products and lower demand amid the uncertain macroeconomic environment. The decrease was partially offset by a 4.2% increase in domain registration and domain add-on revenue.

The 0.2% decrease in Core revenue for the nine months ended September 30, 2023 was primarily driven by: (i) a 6.5% decrease in hosting revenues due to end of life migrations away from certain products, the divestiture of certain hosting assets during the second quarter and lower demand amid the uncertain macroeconomic environment; and (ii) a 5.0% decrease in aftermarket revenues. The decrease was partially offset by a 4.1% increase in domain registration and domain add-on revenue.
Segment EBITDA
The 3.2% and 1.7% increases in Core Segment EBITDA for the three and nine months ended September 30, 2023 primarily resulted from lower discretionary marketing spend, partially offset by the revenue decreases noted above and higher cost of revenue due to domain cost increases implemented by various TLD registries.
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
Credit Facility and Senior Notes
Our long-term debt consists of the Credit Facility, which includes two tranches of term loans and a revolving credit facility, and the senior notes. In May 2023, we entered into an amendment to the Credit Facility to replace LIBOR on our 2027 Term Loans with the Secured Overnight Financing Rate (SOFR), beginning in July 2023. In July 2023, we entered into an amendment to the Credit Facility to refinance the 2029 Term Loans. See Note 9 to our financial statements for additional information regarding our long-term debt.
Our long-term debt agreements contain covenants restricting, among other things, our ability, or the ability of our subsidiaries, to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes including mergers and consolidations, sell assets, make restricted payments including dividends, distributions and investments, prepay junior indebtedness and engage in operations other than in connection with acting as a holding company, subject to customary exceptions. As of September 30, 2023, we were in compliance with all such covenants and had no amounts drawn on our Revolver.

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
Share Repurchases
As discussed in Note 4 to our financial statements, we are authorized to repurchase up to $4,000.0 million of our Class A common stock. During the nine months ended September 30, 2023, we repurchased a total of 15,738 shares of our Class A common stock in the open market for an aggregate purchase price of $1,145.3 million. As of September 30, 2023, we had $1,554.6 million of remaining authorization available for repurchases.
Restructuring and Other
As further discussed in Note 13 to our financial statements, we undertook restructuring activities in the first and third quarters of 2023 to reduce future operating expenses and improve cash flows through a combination of reductions in force and a commitment to sell certain assets and liabilities of our hosting business within our Core segment. Cash payments of $31.4 million related to the restructuring activities were made during the nine months ended September 30, 2023, with approximately $10.1 million remaining to be paid as of September 30, 2023. We expect to make substantially all remaining restructuring payments pursuant to these activities by the end of the first quarter of 2024. In addition, during the nine months ended September 30, 2023, we made a cash payment of $17.0 million related to the termination of a revenue sharing agreement.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022

Net cash provided by operating activities	$749.9	$771.7
Net cash used in investing activities	(61.4)	(115.5)
Net cash used in financing activities	(1,133.3)	(1,081.0)
Effect of exchange rate changes on cash and cash equivalents	—	(4.7)
Net decrease in cash and cash equivalents	$(444.8)	$(429.5)
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
Net cash provided by operating activities decreased $21.8 million from $771.7 million during the nine months ended September 30, 2022 to $749.9 million during the nine months ended September 30, 2023, primarily driven by payments made pursuant to our restructuring activities, as discussed in Note 13, higher software licensing fees related to increased sales of third-party productivity solutions, increased costs associated with the growth of our payment processing business and increased cash interest payments. These decreases were partially offset by the growth in total bookings as well as lower discretionary marketing spending.
Investing Activities
Our investing activities generally consist of strategic acquisitions and purchases of property and equipment to support the overall growth of our business. We expect our investing cash flows to be affected by the timing of payments we make for capital expenditures, strategic acquisitions or other growth opportunities we decide to pursue.

Net cash used in investing activities decreased $54.1 million from $115.5 million during the nine months ended September 30, 2022 to $61.4 million during the nine months ended September 30, 2023, primarily due to a $72.5 million decrease in cash paid for business acquisitions as well as net cash proceeds of $12.4 million received from the sale of certain businesses and related assets in 2023, as discussed in Note 13. This was partially offset by purchases of intangible assets of $35.0 million in 2023.
Financing Activities
Our financing activities generally consist of long-term debt borrowings, the repayment of principal on long-term debt, stock option exercise and ESPP proceeds and share repurchases.
Net cash used in financing activities increased $52.3 million from $1,081.0 million during the nine months ended September 30, 2022 to $1,133.3 million during the nine months ended September 30, 2023, primarily due to a $42.7 million increase in share repurchases.
Deferred Revenue
See Note 7 to our financial statements for details regarding the expected future recognition of deferred revenue.
Off-Balance Sheet Arrangements
As of September 30, 2023 and December 31, 2022, we had no off-balance sheet arrangements that had, or which are reasonably likely to have, a material effect on our financial statements.
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
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see our 2022 Form 10-K.
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
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts may fail to meet their contractual obligations. To mitigate such counterparty credit risk, we enter into contracts only with carefully selected financial institutions based upon ongoing evaluations of their creditworthiness. As a result, we do not believe we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of September 30, 2023.

Foreign Currency Risk
We manage our exposure to changes in foreign currency exchange rates through the use of foreign exchange forward contracts and cross-currency swap contracts. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and cash equivalents.
Foreign Exchange Forward Contracts
A portion of our bookings, revenue and operating expenses is denominated in foreign currencies, which are subject to exchange rate fluctuations. Our most significant foreign currency exposures are the British pound, the Euro and the Canadian dollar. Our reported bookings, revenues and operating results may be impacted by fluctuations in foreign currency exchange rates. Fluctuations in exchange rates may also cause us to recognize transaction gains and losses in our statements of operations; however, such amounts were not material during the current period. As our international business continues to grow, our exposure to fluctuations in exchange rates will increase, which may increase the costs associated with this growth. During the three months ended September 30, 2023, total bookings growth in constant currency would have been approximately 50 basis points lower and total revenue growth would have been approximately 20 basis points higher. Constant currency is calculated by translating bookings and revenue for each month in the current period using the foreign currency exchange rates for the corresponding month in the prior period, excluding any hedging gains or losses realized during the period. We believe constant currency information is useful in analyzing underlying trends in our business by eliminating the impact of fluctuations in foreign currency exchange rates and allows for period-to-period comparisons of our performance.
From time-to-time, we may utilize foreign exchange forward contracts to manage the volatility of our bookings and revenue related to foreign currency transactions. These forward contracts reduce, but do not eliminate, the impact of adverse currency exchange rate fluctuations. We generally designate these forward contracts as cash flow hedges for accounting purposes. Changes in the intrinsic value of designated hedges are recorded as a component of accumulated other comprehensive income (loss) (AOCI). Gains and losses, once realized, are recorded as a component of AOCI and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. As of September 30, 2023, the realized and unrealized gains included in AOCI were $9.1 million and $6.6 million, respectively.
Cross-Currency Swaps
In order to manage variability due to movements in foreign currency exchange rates related to a Euro-denominated intercompany loan, we entered into five-year cross-currency swaps in April 2017. In March 2022, we entered into a transaction to extend the maturity of these swaps to August 31, 2027, as described in Note 10 to our financial statements. The cross-currency swaps had an aggregate amortizing notional amount of €1,162.5 million at September 30, 2023 (approximately $1,228.8 million).
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
Total borrowings under our 2027 Term Loans were $725.6 million as of September 30, 2023. These borrowings bear interest at a rate equal to, at our option, either (a) SOFR for an interest period of one month plus an initial margin of 2.0% per annum or (b) an initial margin of 1.0% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) SOFR for an interest period of one month plus 1.0%.
Total borrowings under our 2029 Term Loans were $1,756.8 million as of September 30, 2023. These borrowings bear interest at a rate equal to, at our option, either (a) SOFR for an interest period of one month plus an initial margin of 2.5% per annum or (b) an initial margin of 1.5% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) SOFR for an interest period of one month plus 1.0%.

All SOFR-based interest rates under the Credit Facility are subject to a 0.0% floor.
In April 2017, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement to effectively convert a portion of the variable-rate borrowings under the 2029 Term Loans to a fixed rate. Prior to this arrangement's contractual maturity date of April 3, 2022, in March 2022, we entered into a transaction to extend the maturity of these swaps to August 31, 2027, as described in Note 10 to our financial statements. In addition, in conjunction with the refinancing of a portion of our debt in November 2022, the hedged debt index of the swaps was changed from LIBOR to SOFR. The 2022 Interest Rate Swaps, which had a notional amount of $1,239.3 million as of September 30, 2023, serve to convert a portion of the variable-rate borrowings under the 2029 Term Loans to a fixed rate of 4.81%.
In August 2020, we entered into seven-year pay-fixed rate, receive-floating rate interest rate swap arrangements to effectively convert a portion of the variable-rate borrowings under the 2027 Term Loans to a fixed rate of 0.705%. In May 2023, in conjunction with the first Credit Facility amendment discussed in Note 9, the hedged debt index of the swaps was changed from LIBOR to SOFR. These interest rate swaps, which mature on August 10, 2027, had an aggregate notional amount of $725.6 million as of September 30, 2023.
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
Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2023 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II - OTHER INFORMATION
Item 1.    Legal Proceedings
On June 7, 2022, IBEW Local Union 481 Defined Contribution Plan and Trust, a purported shareholder (the Plaintiff), filed a shareholder derivative complaint in the Delaware Court of Chancery against certain current and former officers and directors of the company and the company as a nominal defendant. The complaint asserts claims of breach of fiduciary duty and corporate waste relating to the approval of the TRA Settlement Agreements (defined below) described in the section titled "Risk Factors" below. The complaint seeks awards of monetary damages and restitution from the defendants on behalf of the company, an order directing the company to implement changes to its corporate governance and internal procedures, and an award of attorneys’ fees and costs. Plaintiff filed an amended complaint in lieu of opposing the company's initial motion on November 4, 2022. The company filed a motion to dismiss the amended complaint on January 6, 2023; briefing was completed on April 27, 2023. A hearing on the company's motion occurred on May 24, 2023. On August 24, 2023, the Court denied the Company's motion to dismiss the amended complaint. The matter remains pending.
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
•Our restructuring activities may not adequately reduce our operating costs or improve our operating margins, may lead to additional workforce attrition and may cause operational disruptions.
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
Our success depends on our ability to attract and retain customers and increase sales to new and existing customers. Although our total customers and revenue have grown rapidly in the past, in recent periods our slower growth rates have reflected the larger size, scale and maturity of parts of our business. We cannot be assured that we will achieve similar growth rates in future periods as our total customers and revenue could decline or grow more slowly than we expect. The rate at which new and existing customers purchase and renew subscriptions to our products could fluctuate or decline as a result of a number of factors, such as lower demand for domain names, websites and related products, declines in our customers' level of satisfaction with our products and the support provided by our GoDaddy Guides, the timeliness and success of product enhancements and introductions by us and those of our competitors, the pricing offered by us and our competitors, and the frequency and severity of any system outages, breaches, or technological changes.

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
We aim to serve customers with new ventures and those with established small or medium-sized businesses that may need help growing and expanding their digital capabilities (Independents). We also serve and provide products for other customer populations, such as website designers and developers (WebPros), organizations with their own domain registration offerings (Domain Registrars), individuals or organizations that manage a portfolio of registered domains (Investors), and other registrars and corporate domain portfolio owners, including those that are more technically savvy. For these customers we aim to develop new features and applications that may be used to start or grow their businesses. For example, we offer tools for our technically sophisticated web designers, developers and customers, including high-performance, flexible hosting and security products that can be used with a variety of open source design tools as well as Managed WordPress. If we are unable to increase sales of our products to all customer segments we may target, our estimated total addressable market may be overstated and our business, growth prospects and operating results may be adversely affected.
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
There is no assurance we will continue to successfully identify new opportunities, develop and bring new products to market on a timely basis, or that products or technologies developed by others will not render our products or technologies obsolete or noncompetitive. If we fail to accurately predict customers' changing needs, such as the need for expanded online and offline commerce tools, or emerging technological trends, such as AI, or if we fail to achieve the benefits expected from our investments in technology, our business and operating results could be harmed. These product and technology investments include those we develop internally, such as our "do-it-yourself" website builder Websites + Marketing and our hosting platforms and security products, those we acquire and develop through acquisitions, such as Dan.com, DNAcademy, Poynt, Over, Uniregistry's registrar and brokerage business, SkyVerge, and Neustar, and those related to our partner programs, such as Microsoft.

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
Historically, Internet users navigated to a website by directly typing its domain name into a web browser or navigation bar. The domain name serves as a branded, unique identifier not unlike a phone number or email address. However, over time, individuals' use of search engines to find and access a website rather than using the web browser navigation bar has increased. If search engines modify their algorithms, our websites may appear less prominently or not at all in search results, which could result in reduced traffic to such websites. Additionally, if the costs of search engine marketing services, such as Google Ads, increase, we may incur additional marketing expenses or may be required to allocate a larger portion of our marketing spend to this channel and our business and operating results could be adversely affected.
We face significant competition for our applications and commerce and core platform products, which we expect will continue to intensify, and we may not be able to maintain or improve our competitive position or market share.
The market for our products and services is highly fragmented and competitive and we expect competition to increase in the future from these competitors. In addition, given our broad product portfolio, we compete with niche point-solution products and broader solution providers. These types of products and solutions continue to evolve, creating opportunity for new competitors to enter the market with point-solution products or address specific segments of the market. Our competitors include providers of domain registration services, web-hosting solutions, website creation and management solutions, e-commerce enablement providers, payment facilitation providers, cloud computing service and online security providers, alternative web presence and marketing solutions providers and providers of productivity tools such as business-class email. For example, competitors in these areas include companies such as:
•United Internet, Newfold Digital, Namecheap, Automattic, WP Engine and Identity Digital, in the domain and hosting and presence markets;
•Google, Amazon and Microsoft, which provide web-hosting, other cloud-based services, and marketing platforms,
•Meta, TikTok, Yelp and Toast, which offer Internet marketing platforms;
•Block, BigCommerce, Stripe and PayPal which offer commerce capabilities;
•Wix, Squarespace and Shopify, which offer website and e-commerce site building;
•Meta and Tencent, which provide social media networks and applications; and
•Cloudflare and other digital infrastructure providers.
Some of our current and potential competitors have greater resources, more brand recognition and consumer awareness, more diversified product offerings, greater international scope and larger customer bases than we do, and we may therefore not be able to effectively compete with them. In addition, some of our competitors seek to disrupt the market by offering their services and products at low or no cost; for example, Cloudflare offers domains at wholesale cost and Let's Encrypt offers security certificates at no cost. If these competitors and potential competitors decide to devote greater resources to the development, promotion and sale of products in the markets in which we compete, or if the products offered by these companies are more attractive to or better meet the evolving needs of our customers, our market share, growth prospects and operating results may be adversely affected. In addition, the extension of the Cooperative Agreement between Verisign Inc. (Verisign), the registry for .com and .net, and the U.S. Department of Commerce in 2018 gave Verisign the right to become an ICANN-accredited registrar for any gTLD other than .com. While Verisign has not publicly announced whether it will become a registrar, if it were to do so, it would become one of our competitors in this space, which could have a negative impact on our business and industry.
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

Our restructuring activities may not adequately reduce our operating costs or improve our operating margins, may lead to additional workforce attrition and may cause operational disruptions.
In February 2023, we announced a restructuring plan to reduce future operating expenses and improve cash flows through a combination of a reduction in force and a commitment to sell certain assets. As part of this plan, we announced a reduction in our then workforce of approximately 550 employees, representing approximately 8% of our total employees at the time of announcement. In conjunction with this restructuring, during the nine months ended September 30, 2023, we recorded $34.6 million of pre-tax restructuring charges in our statement of operations related to severance, employee benefits and equity-based compensation, $0.8 million of which was recognized in the third quarter of 2023. In addition, we recognized a pre-tax loss of $16.8 million upon the completion of the planned disposition of certain assets and liabilities of our hosting business within our Core segment, which occurred on June 30, 2023. In the third quarter of 2023, we implemented additional restructuring activities to further reduce operating expenses and improve cash flows through a reduction in force, which impacted approximately 250 employees. In conjunction with these restructuring efforts, we recognized $9.2 million of pre-tax restructuring charges in our statement of operations related to severance and employee benefits. We estimate that we will incur up to an additional $4.7 million in restructuring charges related to our restructuring activities, primarily during the fourth quarter of 2023. We do not expect to incur additional restructuring charges beyond the first quarter of 2024.
The charges and expenditures that we expect to incur in connection with the restructuring activities, and timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and we may incur costs that are greater than we currently expect in connection with the restructuring activities.
The restructuring activities may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, employee attrition beyond our intended reductions in force, a reduction in morale among our remaining employees, greater-than-anticipated costs incurred in connection with implementing the restructuring activities, and the risk that we may not achieve the benefits from the restructuring activities to the extent or as quickly as we anticipate, all of which may have a material adverse effect on our results of operations or financial condition. These restructuring initiatives could place substantial demands on our management and employees, which could lead to the diversion of our management’s and employees’ attention from other business priorities. In addition, while certain positions have been eliminated in connection with the restructuring activities, certain functions necessary to our reduced operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees or to external service providers, which could result in disruptions to our operations. We may also discover that the workforce reductions and other restructuring efforts will make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. We may further discover that, despite the implementation of our restructuring activities, we may require additional capital to continue expanding our business, and we may be unable to obtain such capital on acceptable terms, if at all. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, financial condition, and results of operations.
The future growth of our business depends in part on increasing our international bookings. Our continued international presence could subject us to additional risks.
Bookings outside of the U.S. represented approximately 32% of our total bookings for each of the years ended December 31, 2022, 2021 and 2020. We continue to review and add systems as necessary to accept payments in forms common outside of the U.S., optimize our marketing efforts in numerous non-U.S. geographies, equip our customer care team with the knowledge to serve these markets and maintain or establish customer care operations in overseas locations. Conducting and expanding international business subjects us to risks we generally do not face in the U.S., including:
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
In addition, certain of our operations and business are in higher risk regions such as China, India and Ukraine. Although we do not have material operations in these regions, unanticipated events, such as geopolitical changes associated with our international business could impair our growth prospects and adversely affect our business, operating results and financial condition. In addition, given the risks associated with our international business, we may decide to relocate international operations either to other foreign countries or domestically, which could require significant management attention and financial resources and may not prove to be successful and could adversely affect our business, operating results and financial condition. For example, there is uncertainty as to the future of U.S. trade policy with respect to China and, in February 2022, Russia launched a military assault in Ukraine which has expanded to a full-scale military invasion of Ukraine by Russian troops. Although we have not seen a material impact, these and other factors associated with our international business could impair our growth prospects and adversely affect our business, operating results and financial condition. In particular, following Russia’s invasion of Ukraine, the U.S., the UK, and the European Union governments, among others, have developed coordinated financial and economic sanctions targeting Russia that, in various ways, constrain transactions with numerous Russian entities, including major Russian banks, and individuals. Although we have no employees or facilities in Russia or Ukraine, we do have a limited number of customers and contractors in these locations. As a result, a prolonging of this conflict could cause delays in future product launches if such contractors are unable to work and/or it becomes necessary to locate and train new contractors to support these products. In addition, we opted to shut down our GoDaddy website in Russia and have removed support for the Ruble. Our business has not been materially impacted to date by the ongoing military conflict, however it is impossible to predict the extent to which our operations will be impacted or the ways in which the conflict may impact our business in the long term.
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
As we continue to grow, our management, administrative, operational and financial infrastructure may be strained. The scalability and flexibility of our infrastructure depends on the functionality and bandwidth of our data centers, peering sites and servers. The growth in our total customers over the years and the increase in the number of transactions we process have increased the amount of our stored customer data. Any loss of data or disruption in our ability to provide our product offerings due to disruptions in our infrastructure, services or third parties we rely on could result in harm to our brand or reputation. Moreover, as our customer base continues to grow and uses our platform for more complicated tasks, we will need to devote additional resources to improve our infrastructure and to enhance its scalability and security. If we do not manage the growth of our business and operations effectively, the quality of our platform and efficiency of our operations could suffer, which could harm our operating and business results.
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
We may encounter difficulties assimilating or integrating the companies, solutions, technologies, accounting systems, personnel or operations we acquire, particularly if the key personnel are geographically dispersed or choose not to work for us once they are acquired. For example, we have entered, and in the future we may enter, into transition services agreements with a seller for the provision of support services to assist with the orderly integration of the business. We may never realize the benefits of these transition services agreements and we may be unable to manage and coordinate the performance of personnel providing services to us under these agreements. Leaders and personnel at acquired companies may focus on achieving performance earn-outs or contingent payments rather than integrating with us. Additionally, we may not integrate an acquired company onto our systems as planned, requiring us to depend on their legacy systems or a transition services agreement for longer than anticipated.
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
We believe a critical contributor to our success has been our company culture, which we rely on to foster innovation, creativity, a customer-centric focus, passion, teamwork, collaboration and loyalty. We have invested substantial time and resources in building our team within this company culture. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel and to ensure employees effectively focus on and pursue our company objectives. Our corporate culture is central to our devoted GoDaddy Guides, which are a key component of the value we offer our customers. As we continue to evolve our business, expand our global footprint and product portfolio, and rely more on remote and foreign workers, we may find it difficult to maintain these important aspects of our culture, which could limit our ability to innovate and operate effectively. We believe we provide a workplace in which employees are best served by direct discussion with management regarding pay, benefits and other workplace practices. Currently none of our workforces in the U.S. are subject to collective bargaining agreements, however, if areas of our workforce were to organize, we may find it difficult to maintain our culture, cost structure, and control over the delivery of our products, which could adversely impact our culture and results of operations. Certain of our employees in Germany are represented by employee works councils and elsewhere some international employees are represented by worker representatives in accordance with local regulations.
In February 2023, we effected a workforce reduction impacting approximately 8% of our then employee count as part of a restructuring plan. In the third quarter of 2023, we implemented additional restructuring activities to further reduce operating expenses and improve cash flows through a reduction in force, which impacted approximately 250 employees. The effects of these workforce reductions may make it more difficult to preserve our company culture and may negatively impact employee morale. In addition, as a result of the COVID-19 pandemic, a substantial portion of our personnel, including our GoDaddy Guides, have been working remotely. In late 2021, we began reopening certain offices and we have invited most employees to return to our offices on a voluntary basis. In addition, we have requested that certain key personnel near our office locations return to the office partially during the work weeks. We anticipate working arrangements for most of our employees will continue to differ from the arrangements before the COVID-19 pandemic and some of our employees may continue to work from home on a full- or part-time basis. We continue to evaluate the effectiveness of these working arrangements on our employees and our business. The full or partial return to in-office work and the potential transition to permanent remote working arrangements for some employees may result in increased costs, decreased efficiency, deterioration of company culture and/or other unforeseen challenges. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, continue to perform at current levels or execute on our business strategy. The remote work environment has also increased our vulnerability to consumer privacy data security and fraud risks as a result of our personnel working remotely, which may require us to invest in risk mitigation efforts that may not be successful.
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
We are continually working to expand and enhance our website features, technology and network infrastructure and other technologies to accommodate substantial increases in (i) the volume of traffic on our godaddy.com and affiliated websites, (ii) the number of customer websites we host and (iii) our overall total customers. We may be unable to project accurately the rate or timing of these increases or to successfully allocate resources to address such increases, which could have a negative impact on customer experience and our financial results. In the future, we may be required to allocate additional resources, including spending substantial amounts to build, purchase or lease data centers and equipment and upgrade our technology and network infrastructure to handle increased customer traffic, as well as increased traffic to customer websites we host. If supply chain disruptions and equipment shortages persist, we may not be able to procure server and other network equipment to accommodate our growth and we may have to purchase such equipment at a higher cost than our historical contracts. We also expect to increasingly rely on third party cloud computing and hosting providers such as AWS as we transition to the public cloud. We cannot predict whether we will be able to continue to add network capacity from third party suppliers as we require it. In addition, our network or our suppliers' networks might be unable to achieve or maintain data transmission capacity high enough to process orders or download data effectively or in a timely manner. Our failure, or our suppliers' failure, to achieve or maintain high data transmission capacity could significantly reduce consumer demand for our products. The property and business interruption insurance coverage we carry may be subject to fact-dependent and incident-specific exclusions or may not be adequate to compensate us fully for losses that may occur.
We rely on third parties to perform certain key functions, and their failure to perform those functions could result in the interruption of our operations and systems and could result in significant costs and reputational damage to us.
We rely on third parties, and other parties with which those third parties contract, to perform certain technology, processing, servicing and support functions on our behalf, and may in the future choose to transition a function previously managed by us to such third parties. In particular, we are in the process of transitioning a portion of our workloads from company-owned and co-located data centers to third party cloud computing and hosting providers, including AWS. When we choose to transition a function to a third party, we may spend significant time and effort, incur higher costs than originally expected and experience delays in completing such transition. We may never realize any of the anticipated benefits of relying on such third parties, including acquisition of new customers, improved product features and positive financial results. In addition, these third parties are vulnerable to operational and technological disruptions, including from cyber attacks, which may negatively impact our ability to provide services to our customers, operate our business and fulfill our financial reporting obligations. We may have limited remedies against these third parties in the event of service disruptions. If third parties are unable to perform these functions on our behalf because of service interruptions or extended outages, or because those services are no longer available on commercially reasonable terms, our expenses could increase and our customers' use of our products could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business.
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
We use AWS primarily for cloud-based server capacity and, to a lesser extent, storage and other optimization offerings. AWS enables us to order and reserve server capacity in varying amounts and sizes distributed across multiple regions. We access AWS infrastructure through standard IP connectivity. AWS provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. AWS may terminate the agreement for cause upon notice and upon our failure to cure a breach within 45 days from the date of such notification and may, in some cases, suspend the agreement immediately for cause upon notice. Although we expect that we could receive similar services from other third parties, if any of our arrangements with AWS are terminated, we could experience interruptions on our platform and in our ability to make our products available to customers, as well as delays and additional expenses in arranging alternative cloud infrastructure services. Any of the above circumstances or events may harm our reputation, erode customer trust, cause customers to stop using our products, impair our ability to increase revenue from existing customers, impair our ability to grow our customer base, subject us to financial penalties and liabilities under our service level agreements and otherwise harm our business, results of operations and financial condition.
A network attack, a security breach or other data security incident could delay or interrupt service to our customers, harm our reputation or subject us to significant liability.
Our operations depend on our ability to protect our network and systems against interruption, a breach of confidentiality, or other damage from unauthorized entry, computer viruses, denial of service attacks and other security threats both within and beyond our control. These threats may arise from human error, fraud, or malice on the part of our employees, insiders, or third parties, or they may result from accidental technological failure. Any of these parties may also attempt to fraudulently induce employees, customers, or other third party users of our systems to disclose sensitive information, wittingly or unwittingly, in order to gain access to our data or that of our customers or third parties with whom we interact.
As an operator of a large Internet infrastructure, the company is frequently targeted and experiences a high rate of attacks. These include the most sophisticated forms of attacks, such as advanced persistent threat attacks and zero-day threats. These forms of attacks include situations where the threat is not compiled or does not have detection signatures within our observation and threat indicators space until the moment it is launched. For example, we have experienced, and may experience in the future, distributed denial of service (DDoS) attacks aimed at disrupting service to our customers, attempts to place illegal or abusive content on our or our customers' websites, and other attacks on our systems by sophisticated threat actors. In addition, there has been an increase in the number of malicious software attacks in the technology industry generally, including newer strains of malware, ransomware and cryptocurrency mining software exploiting zero-day vulnerabilities in open source and third party software. Moreover, retaliatory acts by Russia in response to economic sanctions or other measures taken by the international community against Russia arising from the Russia-Ukraine military conflict could include an increased number or severity of cyber attacks from Russia or its allies. For example, we have seen an increasing number of cyber attacks from threat actor groups leveraging systems, sites and infrastructure hosted in the Russian region to target attacks on our infrastructure. Our response to any such DDoS attack may be insufficient to protect our network and systems, especially as attacks increase in size and nation-state actors use DDoS attacks against political and economic adversaries.
Social engineering efforts may compromise our personnel or those of our third party vendors, leading to unauthorized access to facilities, systems or information we have a responsibility to protect, which could lead to the unauthorized acquisition of information, the unavailability of systems or information or the compromise of customer accounts. Despite efforts to promote security awareness and training for our personnel and vendors, malicious actors are increasingly sophisticated and successful in their use of social engineering techniques. We have experienced, and may continue to experience, social engineering attempts, some of which have been successful, including by a persistent threat actor group, which, among other things, has attempted to transfer customer domain names and has targeted customer domains related to cryptocurrency. We have taken steps and continue to work to enhance our security and resilience against social engineering, requiring additional engineering efforts and modifications to our technology architecture as well as the expenditure of time and additional cost. We cannot guarantee that our efforts will be successful or that future social engineering incidents will not cause financial, operational and/or reputational harm.
We cannot guarantee that our backup systems, regular data backups, security protocols, network protection mechanisms, cybersecurity awareness training, insider threat protection program, access controls, and other procedures and measures currently in place, or that may be in place in the future, will be adequate to prevent or remedy network and service interruptions, system failure, third party operating systems and software vulnerabilities, damage to one or more of our systems, data loss, security breaches or other data security incidents. Also, our products are cloud-based and we store our customers' data on our servers. Despite the implementation of security measures, our infrastructure may be vulnerable to computer viruses, worms, other malicious software programs, social engineering attacks, insider threats, credential theft and related abuse, illegal or abusive content or similar disruptive problems caused by our customers, employees, consultants or other Internet users who attempt to invade or disrupt public and private data networks or to improperly access, use or obtain data.
We experience cybersecurity incidents, and any actual or perceived breach of our security could expose us to a risk of loss or litigation and possible liability, and could subject us to regulatory or other government inquiries or investigations, which will require us to expend significant capital and other resources to remediate the breach, any of which would harm our business, financial condition and operating results. For example, in March 2020, we discovered that a threat actor group had compromised the hosting login credentials of approximately 28,000 hosting customers to their hosting accounts as well as the login credentials of a small number of our personnel. We subsequently identified more than 5,000 additional hosting customers whose hosting login credentials were compromised in this incident. These hosting login credentials did not provide access to the hosting customers' main GoDaddy account. We have expended resources investigating and responding to this activity, notified the impacted customers, reported the activity to applicable regulatory authorities, and are responding to requests for information regarding our data privacy and security practices, including from the Federal Trade Commission (FTC) pursuant to Civil Investigative Demands issued in July 2020 and October 2021. The timing of resolution and the outcome of these matters are uncertain and could result in our being subject to substantial monetary or other costs to our business. In November 2021, using a compromised password, an unauthorized third party accessed the provisioning system in our legacy code base for Managed WordPress (MWP), which impacted up to 1.2 million active and inactive MWP customers across multiple GoDaddy brands. We reported the MWP incident to applicable regulatory authorities and have responded to inquiries from customers, strategic partners, regulators, and the media. The timing of resolution and outcome of this matter are uncertain. In December 2022, an unauthorized third party gained access to and installed malware on our cPanel hosting servers. The malware intermittently redirected random customer websites to malicious sites. Based on our investigation, we believe these incidents are part of a multi-year campaign by a sophisticated threat actor group which, among other things, installed malware on our systems and obtained pieces of code related to some services within GoDaddy. To date, these incidents as well as other cyber threats and attacks have not resulted in any material adverse impact to our business or operations, but such threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. In case of a future incident, a history of past incidents, such as those mentioned herein, may subject us to a greater risk of significant costs and sanctions, or investigations into past incidents may be re-invigorated.
If the security of the personal, sensitive or confidential information, including payment card information, we or our vendors or partners maintain, including that of our customers and the visitors to our customers' websites stored in our systems, is breached or otherwise subjected to unauthorized access, our reputation may be harmed and we may be exposed to liability.
Our business involves the storage and transmission of confidential information, including personal information and payment card information. In addition, nearly all of our products are cloud-based and we store such data for our customers on our servers, and on servers used by our vendors and partners, such as AWS. We take measures intended to protect the security, integrity and confidentiality of the personal information and other information, including payment card information, that we collect, store or transmit, but cannot guarantee that inadvertent or unauthorized use or disclosure of such information will not occur or that third parties, including nation-states and bad actors, or our personnel, or those of our vendors will not gain unauthorized or other malicious access to this information or systems where personal information is processed despite our preventative efforts or those of our vendors or partners.
If third parties succeed in penetrating our security measures or those of our vendors and partners, or in otherwise accessing or obtaining without authorization personal, sensitive or confidential information, including payment card information we or our vendors and partners maintain, we could be subject to liability, loss of business, litigation, government investigations or other losses. As we continue to rely more on third party and public-cloud infrastructures, such as AWS and other third party service providers, we have become, and will become, more dependent on third party security measures to protect against unauthorized access, cyber attacks and the mishandling of customer data. Increased handling of personal, sensitive and confidential information by third parties may create increased risks of unauthorized disclosure, misuse or loss of these types of information and may require us to expend significant time and resources to address incidents of failure in such third parties' security measures. We also anticipate being required to expend significant resources to maintain and improve our oversight of vendors and other third parties with whom we share data or otherwise process data on our behalf. In addition, our customers and partners have in the past and may in the future request we produce evidence of our data security program as part of their own compliance programs. Responding to such requests may be costly and time consuming.
If we or our partners experience any breaches or sabotage of our security measures, or otherwise suffer unauthorized use or disclosure of, or access to, personal, sensitive or confidential information, including payment card information, we might be required to expend significant capital and resources to remediate these problems and protect against additional breaches or sabotage. We may not be able to remedy any problems caused by threat actors in a timely manner, or at all, due to, among other things, a lack of qualified personnel to handle such problems or the failure of our personnel to follow internal policies and procedures. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until after they are launched against a target, we and our vendors and partners may be unable to anticipate these techniques or to implement adequate preventative measures on a timely basis. Advances in computer capabilities, discoveries of new weaknesses, increased likelihood of nation-state cyber attacks (including retaliatory cyber attacks by Russia in response to economic sanctions resulting from the Russia-Ukraine military conflict), and other developments with software generally used by the Internet community, such as the Meltdown and Spectre vulnerabilities, which exploit security flaws in chips manufactured in the last 20 years, the Shellshock vulnerability in the Linux Bash shell, the Log4Shell vulnerability in the widely used logging library Log4j, continually evolving ransomware attacks, or developments related to vendor software (e.g., SolarWinds Orion product incident), also increase the risk that we, or our customers using our servers and services, will suffer a security breach. We or our partners may also suffer security breaches or unauthorized access to personal, sensitive or confidential information, including payment card information, due to employee error, rogue employee activity, unauthorized access by third parties acting with malicious intent or committing an inadvertent mistake, or social engineering. If a breach of our security or other data security incident occurs or is perceived to have occurred, the perception of the effectiveness of our security measures and our reputation could be harmed and we could lose current and potential customers.
Security breaches or other unauthorized access to personal, sensitive or confidential information, including payment card information, could result in mandatory customer, regulator, contractual, and/or payment card provider notifications, litigation, government investigations, adverse publicity, and claims against us for unauthorized purchases with payment card information, identity theft or other similar fraud claims, and claims for other misuses of personal information, including for unauthorized marketing purposes, which could result in a material adverse effect on our business, financial condition or reputation. Moreover, these claims could cause us to incur penalties from payment card associations (including those resulting from our failure to adhere to industry data security standards), or termination by payment card associations of our ability to accept credit or debit card payments, any of which could have a material adverse effect on our business and financial condition. Although we maintain cyber liability insurance coverage that may cover certain liabilities in connection with a security breach or other security incident, we cannot be certain our insurance coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms (if at all) or that any insurer will not deny coverage as to any future claim. In addition, certain insurers have denied coverage if a nation-state is declared the sponsor or perpetrator of such security breach or incident. For example, following the U.S., UK, Canadian and Australian governments' attribution of Russia for the NotPetya ransomware attack, Zurich American Insurance Co. denied Mondelez International, Inc.'s claim for damages from that attack, which resulted in litigation between Zurich and Mondelez that was eventually settled prior to trial. In January 2022, a court in New Jersey permitted Merck & Co. to recover under its cyber insurance policies for a NotPetya attack. These examples suggest there continues to be uncertainty across the cyber insurance market regarding the availability of coverage for nation-state-led cyber attacks. The successful assertion of one or more large claims against us that exceed available insurance coverage, the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, or denials of coverage based on "act of war" or similar exclusions triggered by attribution of an attack to a nation-state, particularly given the heightened risk of cyber attacks due to the ongoing Russia-Ukraine military conflict, could have a material adverse effect on our business, including our financial condition, results of operations and reputation.
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
We believe our focus on high-quality customer care is critical to retaining, expanding and further penetrating our customer base, as well as generating additional sales of products to our customers. Our GoDaddy Guides have historically contributed significantly to our total bookings. For the years ended December 31, 2022, 2021 and 2020, approximately 10%, 11%, and 12% of our total bookings, respectively, were generated from the sale of product subscriptions by our GoDaddy Guides. Most of our current offerings are designed for customers who often self-identify as having limited to no technology skills. Our customers depend on our GoDaddy Guides to guide them as they create, manage and grow their digital identities, support their ubiquitous presence, both online and offline, and enable them with products to meet their commerce needs. Our GoDaddy Guides engage with customers through direct calls and via other communication channels, such as chat, social media and webcasts, and we continue to increase our self-serve solutions. As our customer base continues to grow, we must continue to broaden our portfolio of solutions, increase the scope of our solution deployments within our customers' IT infrastructure, and adapt our customer support organization to ensure our customers continue to receive the high level of customer service which they have come to expect. If we fail to maintain high quality customer care across our communications platforms to support our growing customers' needs, our reputation, financial results and business prospects may be materially harmed. Notwithstanding our commitment to customer care, our customers may occasionally encounter interruptions in service and other technical challenges, including those resulting from our GoDaddy Guides working remotely. An interruption in service and other challenges could negatively impact our business.
A portion of our international GoDaddy Guides is engaged through third parties and not directly by us.
We continue to refine our efforts in customer care so we can adequately serve our domestic and international customers. A portion of our international GoDaddy Guides is engaged through third parties and not directly employed by us. If our agreements with such third parties are terminated for any reason, including a breach of agreement, if such third parties or the GoDaddy Guides engaged through the third parties do not perform the level of service expected of GoDaddy or our customers, or if such GoDaddy Guides engage in misconduct, our business and reputation could be harmed and we may need to find and/or train alternative providers, which could increase our costs and delay services to our customers. In addition, such a disruption could adversely impact our ability to serve our customers and to sell products to new and existing customers and we may experience a decline in our subscription renewal rates and in our ability to cross-sell our products and our reputation may suffer, any of which could adversely affect our business, reputation and operating results.
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
Our future success and ability to innovate also depends, in part, on our ability to continue to hire, retain, manage and motivate highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel or delays in hiring required personnel, may seriously harm our business, financial condition and operating results. We may need to invest significant amounts of cash and equity to retain our employees or attract new employees, and we may never realize returns on these investments. Historically, equity awards have been a key component of our employee compensation program, and as a result, any decline in the price of our Class A common stock (directly or relative to the stock price of other companies with which we compete for talent) may adversely impact our ability to retain employees or to attract new employees. Additionally, due to the workforce reductions implemented as part of our restructuring activities in the first and third quarters of 2023, our ability to attract, retain, and motivate highly qualified employees may be impacted and our reputation with current or prospective employees may be harmed. In addition, in 2020, we temporarily closed our offices and required substantially all personnel to work remotely. As of the date of this filing, we have invited most employees to return to our offices on a voluntary basis. We expect to maintain the remote work and hybrid in-person/remote work environments for the time being, and we continue to evaluate the effectiveness of these working arrangements for our employees and our business. With these alternate work arrangements we may experience difficulties onboarding and managing new employees, and maintaining our corporate culture. As we expand our product offerings through acquisitions, we may become dependent on the services and contributions of key personnel who join us through such acquisitions. If we are unable to integrate and retain such personnel, our financial condition and operating results may be affected.
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
We maintain a network of different types of partners, some of which create integrations with our products. For example, we partner with Microsoft Corporation to offer Office 365 email and related productivity tools and with Open-Xchange to offer OX-App-suite to our customers and with Worldpay to offer certain GoDaddy Payments products and services to Worldpay's customers. We also work to make certain of our products interoperable with services such as Yelp, Google, Amazon, WhatsApp and Instagram. In addition, we provide payment options for customers' websites through providers such as PayPal, Stripe, Block and Mercado Libre. We have invested and will continue to invest in partner programs to provide new product offerings to our customers and help us attract additional customers. However, our relationships with our partners may not be as successful in generating new customers as we anticipate, which could adversely affect our ability to increase our total customers. Further, these integrated products could require substantial investment while providing no assurance of return or incremental revenue. We also rely on some of our partners to create integrations with third party applications and platforms used by our customers, such as the email encryption service provided by INKY Technology Corporation, email backup and migration services provided by SkyKick and email archiving services provided by Barracuda. If our partners fail to create such integrations, or if they change the features of their applications or alter the terms governing use of their applications in an adverse manner, demand for our products could decrease, which would harm our business and operating results. If we are unable to maintain our contractual relationships with existing partners or establish new contractual relationships with potential partners, we may not be able to offer the products and related functionality our customers expect, we may experience delays and increased costs in adding customers, and we may lose existing customers. Any ineffectiveness of our partner programs could materially adversely affect our business and results of operations and may cause reputational harm. In addition, our partners may increase the fees they charge us or offer their services on terms that are less than favorable to us, including in connection with renewal negotiations. Such increased costs or less than favorable terms could result in increased costs to customers and potential loss of customers, which could have an adverse impact on our results of operations.
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
We own one of our data centers and lease our remaining data center capacity from wholesale providers. We occupy our leased data center capacity pursuant to co-location service agreements with third party data center facilities, which have built and maintain the co-located data centers for us and other parties. Although we have begun to service some of our customers through our cloud infrastructure as part of our partnership with AWS, we still serve customers from our GoDaddy-owned, Arizona-based data center as well as domestic and international co-located data center facilities most significantly located in Virginia, France, the Netherlands, United Kingdom, India and Singapore. Although we own the servers in these co-located data centers and engineer and architect the systems upon which our platforms run, we do not control the operation of these facilities, and we depend on the operators of these facilities to ensure their proper security, maintenance and insurance.

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
A majority of our revenue is processed through credit cards and other online payments. If our refunds or chargebacks increase, our processors could require us to create reserves, increase fees or terminate their contracts with us, which would have an adverse effect on our financial condition. Our failure to limit fraudulent transactions conducted on our websites, such as the fraudulent sale of domains on our aftermarket platform using stolen account credentials and credit card numbers, could increase the number of refunds we have to process and could also subject us to liability and adversely impact our reputation. Under credit card association rules, penalties may be imposed at the discretion of the association for inadequate fraud protection. Any such potential penalties would be imposed on our credit card processor by the association. Under our contracts with our payment processors, we are required to reimburse them for such penalties. However, we face the risk that we may fail to maintain an adequate level of fraud protection and that one or more credit card associations or other processors may, at any time, assess penalties against us or terminate our ability to accept credit card payments or other forms of online payments from customers, which would have a material adverse effect on our business, financial condition and operating results. In addition, as we expand our presence in commerce through our GoDaddy Payments products and services, we face additional risks in payment processing due to customer screening, hardware failures, hardware servicing, manufacturing costs, and the procurement of hardware parts and materials and risks associated with the interface of our hardware products with third party mobile devices.
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
•higher than expected refunds to our customers;
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
•terminations of, disputes with, or material changes to our relationships with third party partners, including referral sources, product partners and payment processors;

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
We had net income of $353 million and $243 million for the years ended December 31, 2022 and 2021, respectively, and net loss of $494 million for the year ended December 31, 2020. While we have experienced revenue growth over these periods, we may not be able to sustain or increase our growth or maintain profitability in the future or on a consistent basis. We have in the past, and may in the future, experience lower growth rates in customer demand due to factors including inflation, foreign currency headwinds and other factors that may not be known to us at this time. We have incurred substantial expenses and expended significant resources to market, promote and sell our products. We also expect to continue to invest for future growth and to expand our product offerings. In addition, we expect to continue to incur significant accounting, legal and other expenses as a public company. Furthermore, we have incurred in recent periods, and may incur in future periods, large expenses which are not recurring, but which nonetheless negatively impact our operating results.
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

In addition, our credit facility requires us to comply with a specified leverage ratio under certain circumstances. Our ability to comply with these provisions may be affected by events beyond our control, and these provisions could limit our ability to plan for or react to market conditions, meet capital needs or otherwise conduct our business.
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
•ICANN or any third party registries may implement policy changes impacting our ability to run our current business practices throughout the various stages of the lifecycle of a domain name;
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
•the U.S. Congress or other legislative bodies in the U.S. or in other countries could adopt laws that erode the safe harbors from third party liability in the CDA (Section 230) and the Digital Millennium Copyright Act;
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
ICANN has periodically authorized the introduction of new TLDs and made domain names related to them available for registration. In 2012, ICANN significantly expanded the number of gTLDs through the first application round of the Expansion Program. This resulted in the delegation of new gTLDs in 2014. However, since 2014, ICANN has not yet opened the second application round, but has recently given an indication that such round may be open as early as the second quarter of 2026.
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
We are subject to a variety of laws and regulations, including regulation by various federal government agencies, including the FTC, FCC and state and local agencies, as well as data privacy and security laws in jurisdictions outside of the U.S. We collect personal, sensitive and confidential information, including payment card information from our current and prospective customers, website users and employees. The U.S. federal and various U.S. state and foreign governments have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personal, sensitive and confidential information, including payment card information, and the FTC and many state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of personal, sensitive and confidential information, including payment card information. Self-regulatory obligations, other industry standards, policies and other legal obligations may apply to our collection, distribution, use, security or storage of personal, sensitive and confidential information, including payment card information. These obligations may be interpreted and applied inconsistently from one jurisdiction to another and may conflict with one another, other regulatory requirements or our internal practices. Any failure or perceived failure by us to comply with U.S., E.U. or other foreign privacy or security laws, policies, industry standards or legal obligations or any security incident resulting in the unauthorized access to, or acquisition, release or transfer of, personal, sensitive and confidential information, including payment card information of our customers, employees or others, may result in governmental enforcement actions, litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.
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
In particular, with regard to transfers to the U.S. of personal data (as such term is used in the GDPR and applicable E.U. member state legislation, and as similarly defined under the proposed ePrivacy Regulation) from our employees based in Europe and European customers and users, we historically relied upon the E.U.-U.S. Privacy Shield, as well as E.U. Model Clauses in certain circumstances. The E.U.-U.S. Privacy Shield was invalidated by the Court of Justice of the E.U. (CJEU) in July 2020 (Schrems II), and the E.U. Model Clauses have been subject to legal challenge and were updated in June 2021. Following Schrems II, we have an ongoing process to review Data Processing Agreements with our sub-processors and, where there is a transfer involving a third country, to incorporate other data transfer mechanisms, such as the 2021 Standard Contractual Clauses (SCCs), for personal data transfers between E.U. and non-E.U. countries without an adequacy decision from the European Commission. We will continue to transfer personal data pursuant to the SCCs, but the CJEA has indicated that sole reliance on SCCs for transfers of personal information outside the European Economic Area may not be sufficient in all circumstances and the transfers must be assessed on a case-by-case basis. On July 10, 2023, the European Commission’s adequacy decision for the EU-U.S. Data Privacy Framework (DPF) entered into effect and the EU-U.S. DPF Principles (DPF Principles) entered into effect the same date. The DPF and the DPF Principles provide a new mechanism for transferring personal data from the EEA to the US, with the European Commission having determined that data transfers to the US made by companies who have self-certified their adherence to the DPF and DPF Principles provides a level of data protection comparable to the protection offered in the EU. However, this decision is facing legal challenges and ultimately may be invalidated by the CJEU just as was the EU-U.S. Privacy Shield. On July 17, 2023, the U.S. Department of Commerce recognized several GoDaddy entities, including Go Daddy Operating Company, LLC, as having self-certified their adherence to the DPF by virtue of their prior self-certification under the EU-U.S. Privacy Shield. We have updated our global privacy notice and certain other documents, as required by the DFP, and, effective as of October 10, 2023, we have begun transferring certain personal data pursuant to the EU-U.S. DPF. If the EU-U.S. DPF is invalidated or it is determined that we are not eligible to continue to transfer personal data pursuant to the DPF, we intend to continue to rely upon the 2021 SCCs as an alternative transfer mechanism. In addition, the U.K. and the U.S. recently entered into an agreement regarding an extension of the EU-U.S. Data Privacy Framework to provide a new mechanism for transfer of personal data from the U.K. to the U.S., which is described as the UK-U.S. Data Bridge. We have self-certified our compliance with the U.K.-U.S. Data Bridge and began transferring personal data pursuant to the Data Bridge effective as of October 12, 2023. If the UK-U.S. DPF is invalidated or it is determined that we are not eligible to continue to transfer personal information pursuant to the DPF, we intend to continue to rely upon the UK International Data Transfer Agreement for transfers of personal data from the UK to the US. Our failure or inability to comply with all requirements of the DPF or a challenge to our use of the 2021 SCCs could limit our ability to transfer data from the EU, EEA, and UK to the US. However, we continue to implement appropriate technical and organizational measures to ensure a level of security appropriate to the risks associated herewith.
Notwithstanding the aforementioned measures, we may be unable to maintain legitimate means for our transfer and receipt of personal data from the EU and the European Economic Area (EEA). We may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators in the EEA to apply different standards to the transfer of personal data from the EEA to the U.S., and to block, or require ad hoc verification of measures taken with respect to certain data flows from the EEA to the U.S. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf. We may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of EEA residents. The regulatory environment applicable to the handling of EEA residents' personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.
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
Notwithstanding the exculpatory language of these bodies of law, the activities of our customers have resulted in, and may in the future result in, threatened or actual litigation against us. Although the ACPA, DMCA, CDA and relevant U.S. case law have generally shielded us from liability for customer activities to date, court rulings in pending or future litigation or future regulatory or legislative amendments may narrow the scope of protection afforded us under these laws. Additionally, neither the DMCA nor the CDA generally apply to claims of trademark violations, and thus they may be inapplicable to many of the claims asserted against our company. Furthermore, there have been, and continue to be, various Congressional and executive efforts to remove or restrict the scope of the protections available under Section 230 of the CDA, which if successful could decrease our current protections from liability for third party content and increase our litigation costs.
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
From time to time, we are involved in lawsuits, including class action lawsuits, which are expensive and time consuming and could adversely affect our business, financial condition and results of operations.
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
Occasionally, one of our customers may register a domain name identical, or similar, to a third party's trademark or the name of a living person. These occurrences have in the past and may in the future lead to our involvement in disputes over such domain names. Disputes involving registration or control of domain names are often resolved through the Uniform Domain Name Dispute Resolution Policy (UDRP), ICANN's administrative process for domain name dispute resolution, or less frequently through litigation under the ACPA, or under general theories of trademark infringement or dilution. The UDRP generally does not impose liability on registrars, and the ACPA provides that registrars may not be held liable for registration or maintenance of a domain name absent a showing of the registrar's bad faith intent to profit from the trademark at issue. However, we may face liability if we act in bad faith or fail to comply in a timely manner with procedural requirements under these rules, including forfeiture of domain names in connection with UDRP actions. In addition, domain name registration disputes and compliance with the procedures under the ACPA and UDRP typically require at least limited involvement by us and, therefore, increase our cost of doing business. The volume of domain name registration disputes may increase in the future as the overall number of registered domain names increases. Moreover, as the owner or acquiror of domain name portfolios containing domains we provide for resale, we may face liability if one or more domain names in our portfolios, or our resellers' portfolios, are alleged to violate another party's trademark. Although we screen the domain names we acquire to mitigate the risk of third party infringement claims, we, or our resellers, may inadvertently register or acquire domains that infringe or allegedly infringe third party rights. If intellectual property laws diverge internationally or are interpreted inconsistently by local courts, we may be required to devote additional time and resources to enhancing our screening program in international markets. For example, we are involved in a large number of claims in India involving the registration of domain names alleged to incorporate strings of text matching third party trademarks. While these claims are individually and collectively immaterial, they may require additional time and resources to resolve, and as we expand internationally, we face additional intellectual property claims. Moreover, advertisements displayed on websites associated with domains registered by us may contain allegedly infringing content placed by third parties. We may face liability and increased costs as a result of such third party infringement claims.
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
We face significant risks if we fail to comply with the U.S. Foreign Corrupt Practices Act of 1977, as amended (FCPA), the UK Bribery Act 2010 (UK Bribery Act), the U.S. Travel Act of 1961 and other anti-corruption and anti-bribery laws prohibiting companies and their employees and third party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties and private-sector recipients for an illegal purpose.
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
Our payments related operations, including GoDaddy Payments, are subject to various laws, regulations, restrictions and risks. Our failure to comply with such rules, regulations, and restrictions regarding our payments business could materially harm our business.
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
In recent years, shareholder activists have become involved in numerous public companies. Shareholder activists frequently propose to involve themselves in the governance, strategic direction and operations of companies. For example, Starboard Value L.P., an activist investor, has reported, as of September 2023, that it holds approximately 7.8% ownership interest in our outstanding common stock. Shareholder activists have also become increasingly concerned with companies' efforts regarding environmental, sustainability and governance standards. Responding to actions by activist shareholders, such as requests for special meetings, potential nominations of candidates for election to our board of directors, requests to pursue a strategic combination or other transaction, or other special requests may disrupt our business and divert the attention of management and employees. In addition, any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, be exploited by our competitors, cause concern to our current or potential customers and make it more difficult to attract and retain qualified personnel and business partners, any of which could negatively impact our business. Shareholder activism could result in substantial costs. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals of our business.
Our share price may be volatile, and you may be unable to sell your shares.
The trading price of our Class A common stock is likely to be highly volatile and these fluctuations could cause you to lose all or part of your investment in our common stock. Since shares of our Class A common stock were sold in our initial public offering in April 2015 at a price of $20.00 per share, the reported high and low sales prices of our Class A common stock have ranged from $21.04 to $93.75 per share through October 31, 2023. Factors that may cause the market price of our Class A common stock to fluctuate include:
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
In the past, our board of directors has approved the repurchase of shares of our Class A common stock. In August 2023, our board of directors approved the repurchase of up to an additional $1,000.0 million of our Class A common stock. Such approval was in addition to the amount remaining available for repurchases under prior approvals of our board of directors, such that our total approved authority under the program is $4,000.0 million of shares of our Class A common stock through 2025. Under this or any other future share repurchase programs, we may make share repurchases through a variety of methods, including open market share purchases, accelerated share repurchase programs, block transactions or privately negotiated transactions, in accordance with applicable federal securities laws. During the nine months ended September 30, 2023, we repurchased shares of our Class A common stock in the open market, which were retired upon repurchase, for an aggregate purchase price of $1,145.3 million. Of the $4,000.0 million authorized for repurchase, we have repurchased shares representing a cumulative total of $2,455.4 million and as of September 30, 2023, we had $1,554.6 million of remaining authorization available for repurchases. Future share repurchase programs may have no time limit, may not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
Our continued growth depends on the ability of our customers to access our products, services and customer support at any time and within an acceptable amount of time. In addition, our ability to access certain third party solutions is important to our operations and the delivery of our products, services and customer support. Although we have disaster recovery plans in place, a significant natural disaster, such as an earthquake, fire or flood, or other unusual or prolonged adverse weather patterns, whether due to climate change or otherwise, or acts of terrorism, civil unrest, pandemics, such as the COVID-19 pandemic, international conflicts, such as the Russia-Ukraine military conflict, or other similar events beyond our control could cause disruptions in our business or the business of our infrastructure vendors, data center hosting providers, partners or customers, our infrastructure vendors' abilities to provide connectivity and perform services on a timely basis or the economy as a whole. In the event our or our service providers' IT systems' abilities are hindered by any of the events discussed above, we and our customers' websites could experience downtime, and our products could become unavailable. A prolonged service disruption for any of the foregoing reasons would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the services we use.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Information regarding share repurchases is also provided in Note 4 to our financial statements included in Part 1, Item 1 of this Quarterly Report and is incorporated herein by reference. Share repurchases during the three months ended September 30, 2023 were as follows:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs (in millions)
July 1 - July 31	1,639	$75.80	1,639
August 1 - August 31	3,267	$70.98	3,267
September 1 - September 30	2,260	$74.12	2,260
Total	7,166		7,166	$1,554.6

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
On August 9, 2023, Leah Sweet, member of the Company's Board of Directors, adopted a 10b5-1 trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 10b5-1 trading plan provides for the sale of an aggregate of 1,000 shares of the Company’s common stock between November 2023 and November 2024.
Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Eighth Amendment to the Second Amended and Restated Credit Agreement by and among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, LLC, the lending institutions from time to time party thereto and Royal Bank of Canada, effective as of July 19, 2023	8-K	001-36904	10.1	7/19/2023
10.2*
Ninth Amendment to the Second Amended and Restated Credit Agreement by and among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, LLC, the lending institutions from time to time party thereto and Royal Bank of Canada, effective as of August 15, 2023

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

GODADDY INC.

Date:	November 2, 2023	/s/ Mark McCaffrey
Mark McCaffrey
Chief Financial Officer