Form 10-K
period 2023-12-31
GoDaddy Inc.
filed 2024-02-29
CIK 1609711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                         ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                                        ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                                 ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                         ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒
As of June 30, 2023, the aggregate market value of the registrant's Class A common stock held by non-affiliates, based upon the closing sales price for the registrant's Class A common stock as reported by the New York Stock Exchange, was approximately $11.1 billion. For the purpose of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares beneficially owned by each of our executive officers and directors.
As of February 23, 2024, there were 142,478,402 shares of GoDaddy Inc.'s Class A common stock, $0.001 par value per share, outstanding and 25 shares of GoDaddy Inc.'s Class B common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2023.

GoDaddy Inc.
Annual Report on Form 10-K
Year Ended December 31, 2023

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (Annual Report), including the sections titled "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), involving substantial risks and uncertainties. The words "believe," "may," "will," "potentially," "plan," "could," "should," "predict," "ongoing," "estimate," "continue," "anticipate," "intend," "project," "expect," "seek," or the negative of these words, or terms or similar expressions conveying uncertainty of future events or outcomes, or that concern our expectations, strategy, plans or intentions, are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated, or expected. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements discussed under the heading "Risk Factors" and in our publicly available filings and press releases. These statements include, among other things, those regarding:
•our ability to continue to add new customers and increase sales to our existing customers;
•our ability to develop new solutions and bring them to market in a timely manner;
•our ability to timely and effectively scale and adapt our existing solutions;
•our ability to deploy new and evolving technologies, such as artificial intelligence, machine learning, data analytics and similar tools (collectively, AI), in our offerings;
•our dependence on establishing and maintaining a strong brand;
•the occurrence of service interruptions and security or privacy breaches and related remediation efforts and fines;
•system failures or capacity constraints;
•the rate of growth of, and anticipated trends and challenges in, our business and in the market for our products;
•our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, including changes in technology and development, marketing and advertising, general and administrative and customer care expenses, and our ability to maintain future profitability;
•our ability to continue to efficiently acquire customers, maintain our high customer retention rates and grow the level of our customers' lifetime spend;
•our ability to provide high quality customer care;
•the effects of increased competition in our markets and our ability to compete effectively;
•our ability to grow internationally;
•the impact of fluctuations in foreign currency exchange rates on our business and our ability to effectively manage the exposure to such fluctuations;
•our ability to effectively manage our growth and associated investments, including the migration of applications and services to the public cloud;
•our ability to integrate acquisitions, our entry into new lines of business and our ability to achieve expected results from our integrations and new lines of business;
•our ability to complete desired or proposed divestitures;
•our ability to maintain our relationships with our partners;
•adverse consequences of our level of indebtedness and our ability to repay our debt;
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

NOTE ABOUT FORWARD-LOOKING STATEMENTS (continued)

•economic and industry trends or trend analysis;
•our ability to attract and retain qualified employees and key personnel;
•anticipated income tax rates, tax estimates and tax standards;
•our future taxable income and ability to realize our deferred tax assets;
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
•our ability to remediate the identified material weakness in our internal control over financial reporting and to maintain effective internal control over financial reporting;
as well as other statements regarding our future operations, financial condition, growth prospects and business strategies.
We operate in very competitive and rapidly-changing environments, and new risks emerge from time-to-time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report may not occur, and actual results could differ materially and adversely from those implied in our forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. Although we believe the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee the future results, levels of activity, performance or events and circumstances described in the forward-looking statements will be achieved or occur. Neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements for any reason after the date of this Annual Report to conform such statements to actual results or to changes in our expectations, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
Unless expressly indicated or the context suggests otherwise, references to "GoDaddy," "company," "we," "us" and "our" refer to GoDaddy Inc. and its consolidated subsidiaries, including Desert Newco, LLC and its subsidiaries (Desert Newco).

Part I.
Item 1. Business
Overview
GoDaddy is a global leader serving a large market of entrepreneurs, developing and delivering easy-to-use products in a one-stop shop solution alongside personalized guidance. We serve small businesses, individuals, organizations, developers, designers and domain investors. Our vision is to radically shift the global economy toward life-fulfilling entrepreneurial ventures. Our mission is to empower entrepreneurs everywhere, making opportunity more inclusive for all. We are passionate about our mission and honored that entrepreneurs trust their ideas with us. Our 21.0 million customers are passionate and determined to transform their ideas into something meaningful. They often face a complex road to success, and our ability to evolve and build products to meet our customers' needs uniquely positions us to help our customers navigate their journey.
Our customers' journeys are non-linear and we design our services to help across all aspects of their business. Each phase in the journey can be iterative in nature; customers are constantly revisiting different stages of their entrepreneurial experience to improve and grow across what we call the "Entrepreneurs' Wheel." The Entrepreneurs' Wheel focuses on three areas: identity, presence and commerce solutions. As the needs of our customers changed and expanded, we evolved our products and services to meet them where they are on the Entrepreneurs' Wheel. Our customers often start with the most intimate of brand considerations, their identity, which we provide through our domain services that blend into their connected social identities and online presence.
As their entrepreneurial needs evolve, we help our customers manage and grow their presence and connect with their customers through our expanded service offerings and access to relevant third-party products and platforms, including website building and hosting, marketplace syndication, social media and bio site management, security, business products and email and other services. In 2023, we introduced multiple customer-facing capabilities in generative AI to further enhance the customer experience. In the fourth quarter of 2023, we introduced GoDaddy Airo in the U.S. GoDaddy Airo is an AI-powered solution designed to build and help grow businesses online by delivering personalized website content, a logo, domain-based email, ready-to-use social media posts, a marketing calendar, email communications and more.
Within commerce, our customers need to integrate dynamic information everywhere they engage with their audiences, including customer touchpoints such as appointment availability, retail inventory, digital subscriptions and social media. GoDaddy's product and service offerings provide a high-performance back-end registry technology platform and an integrated suite of payment systems and point-of-sale hardware and software to seamlessly manage online and offline commerce.
At GoDaddy, we believe our customers should have both great technology and great customer support. We believe engaging with our customers in a proactive, consultative way through personalized guidance via phone and/or digital experiences sets them up to succeed. Through the thousands of daily conversations we have with our customers, we gather valuable feedback enabling us to continually evolve our products and solutions and respond to their changing needs.
Our people and unique culture have been integral to our success. We live by the same principles that enable our customers' ideas to survive and thrive, including owning outcomes, building value, joining forces, working courageously and living passionately. We take responsibility for delivering successful outcomes based on data driven decisions, which we believe is a key factor driving our customer and revenue growth. We also believe we have one of the most recognized Internet brands in the U.S., and our international awareness remains high in our top markets.
Our stable and durable business model is driven by strong brand recognition, efficient customer acquisition, high customer retention rates and increasing lifetime spend of our customers. In each of the five years ended December 31, 2023, our customer retention rate was approximately 85%, and in 2023, our retention rate for customers who had been with us for over three years was approximately 92%. Additionally, in 2023, we had over 1.5 million customers who each spent more than $500 a year on our product offerings. We believe the breadth and depth of our product offerings, seamless ease-of-use in a one-stop shop and the high-quality, personalized guidance and responsiveness from GoDaddy Guides continues to build strong customer relationships leading to our high customer retention rates. In 2023, we generated $4,254 million of revenue, up 4.0% from $4,091 million in 2022, and we generated $4,603 million in total bookings, up 4.3% from $4,414 million in 2022.

Our Customers and Solutions
GoDaddy is built to serve entrepreneurs by providing easy-to-use products on a single technology platform wrapped with personalized guidance.
Our Customers
We serve several customer populations: (i) Independents, (ii) WebPros, (iii) Domain Registrars and Investors, and (iv) Third Party Registrars and Corporate Domain Portfolio owners. While these customer populations tend to utilize many of the same GoDaddy product offerings, there are meaningful differences in their journeys, what they value, their goals and how they communicate with the rest of the world. We aim to establish and provide solutions that address these differences.
Our largest customer population, Independents, consists mostly of microbusinesses and noncommercial endeavors. These microbusinesses have an entrepreneurial spirit, strong work ethic and, above all, passion for their ideas, yet their specific needs vary depending on the type of their idea and the phase of their journey. Independents range from individuals who have an initial business idea and those thinking about starting a business, to established ventures that need help attracting customers, growing their sales, processing payments, managing their online presence or expanding their operations. Most Independents have fewer than five employees, and most self-identify as having little to no technology or design skills. These customers need our help to create a unique and secure identity, especially with the more technical aspects of their online presence. Although our customers have differing degrees of resources and technical capabilities, they all share a desire to find tools to help them bring their ideas to life, enhance connections with their audience, sell their products and services and provide a seamless experience for both existing and new customers.
Our second largest customer population, WebPros, are website designers and developers who build websites on behalf of businesses and noncommercial organizations. We estimate that half of all global website builds occur through a third party, such as our WebPros, on a do-it-for-you basis. WebPros are often freelancers, moonlighters or teams within website design agencies that often have website design as one of multiple streams of income. WebPros generally have more technical acumen and look for tools that provide greater amounts of flexibility, such as the WordPress content management system (CMS). Although WebPros have a need for technical depth and flexibility, they also benefit from our simplicity and guidance as tools to increase their throughput and maximize the use of their time. We help our WebPros customers in a number of ways beyond our product suite and services, including providing tools to help them save time, make money and exceed client expectations. These client management applications make it easier for designers and developers to manage their clients' websites at any host, or on GoDaddy products such as Managed WordPress. With our products and services, WebPros can easily manage their overall business with capabilities such as client billing, administrative access and shopping features, making it easier for them to buy and manage multiple products for their clients, as well as make use of enhanced technical support and discounts for reselling GoDaddy products. We support a variety of third-party control panels and content management tools favored by WebPros including cPanel, Plesk, Drupal, Joomla and more.
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
We also serve Third Party Registrars and Corporate Domain Portfolio owners. We serve third party registrars through GoDaddy Registry which provides wholesale generic top level domains (gTLDs) and country-code top-level domains (ccTLDs) for registrars to sell to the end customer. These top-level domains (TLDs) provide alternatives to the .com domain that more closely represent the names of our customers' ideas, businesses and brands. We also provide a fully managed registry platform for other registry operators. We manage the full technology and operating stack at scale for over 200 TLDs including some of the largest brands in the world. Corporate Domain Portfolio owners are organizations that maintain and manage a large portfolio of domain names, including general and international domains. These customers are looking for the most powerful, secure and intuitive technology to streamline their processes, unparalleled industry experience and expertise to navigate the complexities of managing a corporate portfolio, and a focused and dedicated team that can provide committed support with the highest levels of security, service and domain management.

Our Solutions
We designed and developed an extensive set of easy-to-use technology products to enable our customers to establish an identity, connect with their customers across multiple platforms and online marketplaces and deliver a seamless customer experience in a connected commerce world. We understand that no matter what our customers' needs are, or what stage of their idea they are focusing on, our customers want a "one-stop shop" solution. We offer our customers products and services to meet them at every stage of their journey.
Our domain name registration products enable us to engage customers at a common starting place for establishing an exclusive personally branded identity and often are an on-ramp for our other products. Domains are a part of our Core Platform business, and we believe our Applications and Commerce products are a natural adjacency to our domain registration products. Applications and Commerce products, including our proprietary website building, commerce and productivity solutions, significantly improve our value proposition to customers, thereby increasing our revenue and margin growth opportunities and improving our customer retention. Our omni-commerce payments platform and GoDaddy Payments recognize our customers' needs and provide for cost-effective solutions. We believe our payments solutions enable our customers to quickly and easily participate in the digital economy with a seamless transition to sell in-store or on marketplaces and social platforms. We have also made significant investments in the localization of many of our product and service offerings, as 48% of our customers are located in international markets (notably the United Kingdom (UK), Canada, India and Australia). And, while not a standalone product, our GoDaddy Guides consist of approximately 6,300 specialists worldwide who are readily available and provide care to customers who have different levels of technical sophistication.
In 2023, we launched GoDaddy Airo in the U.S. GoDaddy Airo is an AI-powered solution designed to save our customers time. Airo enables our customers to build and help grow businesses online by delivering personalized website content, a logo, domain-based email, ready-to-use social media posts, a marketing calendar, email communications and more.
We manage and report our business in the following two segments:
•Applications and Commerce (A&C), which primarily consists of sales of products containing proprietary software, notably our website building products, as well as our commerce products and third-party email and productivity solutions and sales of certain products when they are included in bundled offerings of our proprietary software products.
•Core Platform (Core), which primarily consists of sales of domain registrations and renewals, aftermarket domain sales, website hosting products and website security products when not included in bundled offerings of our proprietary software products as well as sales of products not containing a software component.
Applications and Commerce
Bringing an idea to life online requires the right tools and products to establish a presence. GoDaddy Websites + Marketing, Managed WordPress, GoDaddy Studio and other GoDaddy offerings are a part of a customer's presence that enable anyone to start, grow and scale their businesses. Our customers come to GoDaddy to build a professional website, attract customers, sell their products and services and accept payments online and in person. GoDaddy's easy-to-use tools help microbusiness owners manage everything in one place.
Applications Products
Our primary applications products include:
Websites + Marketing. Websites + Marketing is an easy-to-use, do-it-yourself, mobile-optimized online tool that enables our customers to build effective websites and e-commerce enabled online stores with minimal technical skill. We offer a variety of plans, with pricing dependent on business and marketing features. With each of these plans, customers gain access to industry-targeted professional design templates, which can be further customized using our editor by adding intent-driven sections, photos, videos or text. Our design templates cover a wide range of categories with professionally written content for small businesses, organizations, families, weddings and other ideas. We design our websites and tools to work seamlessly on mobile devices, with a focus on performance, to enable websites to appear in search engine rankings.

Managed WordPress and Managed WooCommerce Stores. Managed WordPress is our streamlined, optimized website building experience that allows our customers to easily build and manage a faster WordPress site that offers more flexibility and power than our Websites + Marketing solution. With our Managed WordPress site, we manage the administrative tasks for our customers, allowing them to spend more time on building or growing their business. We offer a variety of plans, with pricing based on various features. Our Managed WordPress sites are built with enhanced security, automatic, regular backups and core updates, integrated Secure Sockets Layer (SSL), one-click migration tools, pre-installed extensions, plugins and themes, business email and backups and a staging site. We also offer Managed WooCommerce Stores, giving our customers the freedom to sell anything, anywhere online, from physical products to digital downloads, services and subscriptions.
Digital Marketing. We offer a range of marketing tools and services designed to help businesses acquire and engage customers and create content. These capabilities are available in an integrated offering with our website and commerce tools, or as a stand-alone offering for customers using other website content-management systems. The tools are designed for busy customers who may lack experience with online marketing, focusing on ease of use, mobile experience and delivering business results. For example, our mobile application, GoDaddy Studio, allows our customers to grow their brands by easily creating impactful visual content for almost any online platform. Search Engine Optimization helps our customers get their websites found on major search sites using a simple step-by-step wizard with targeted recommendations on which search phrases are most likely to drive traffic to a customer's site. Business listings capabilities bring business information to where customers are looking, including Meta and Google My Business. Email marketing lets customers build targeted campaigns, either from scratch or using website or commerce content. Social Media Marketing helps customers create ads and boost brand awareness through a complete "do-it-for-me" service for managing engagement on the most popular social networks. This service combines dedicated teams of branding experts – photographers, writers, designers, marketers – with proprietary technology to manage activity on Meta, X (f/k/a Twitter) and Yelp, among others, to help our customers acquire new customers and build stronger relationships with their existing customers.
Commerce
We aim to lead the small business commerce market by enabling GoDaddy customers of all sizes, from those just starting out to established businesses looking to scale and grow, to sell everywhere their customers shop. We design our commerce products to help our customers sell online, in person and on leading marketplaces, while being able to manage their sales from one place. In addition to robust commerce capabilities, we offer the lowest card transaction fees in the industry when compared to other leading providers, which allows our customers to keep more of what they make.
Our primary commerce products and services include:
Online Store. Our Websites + Marketing product includes online store capabilities, which allows our customers to transact business directly on their websites. Online store capability is easy to use and offers powerful commerce features with templates for websites that are optimized for mobile shopping, integrations with GoDaddy Payments and our Smart Terminal Point-of-Sale (POS) system, inventory and product catalog management, and growth tools for marketing. It also allows customers to sell on marketplaces such as Amazon, Etsy, eBay, Walmart and Google and social media platforms such as Facebook and Instagram, with all channels managed from our centralized dashboard. As part of the GoDaddy Commerce ecosystem, Managed WooCommerce Stores, our WordPress-based online store solutions, provide our customers everything they need to sell online, in person, and across popular marketplaces and social media platforms from one built-in experience. Similar to our Websites + Marketing product, Managed WooCommerce Stores include our centralized dashboard, allow for marketplace selling and are integrated with GoDaddy Payments and our Smart Terminal POS system.
Point-of-Sale (POS) Systems. We offer a countertop Smart Terminal for businesses with in-store operations. Our Smart Terminal is a modern, dual screen all-in-one POS system that allows our customers to manage in-store inventory and product catalogs and take payments. In addition, the Smart Terminal seamlessly integrates with both our Websites + Marketing Online Store and Managed WooCommerce Stores to unify in-person and online sales so businesses can offer “Buy online pick up in-store” experiences to their customers. The Smart Terminal also offers access to third-party applications that meet merchants' needs that we do not address directly.
In addition to our Smart Terminal, we offer other payment acceptance solutions that allow our customers to take payments their way while seamlessly interacting with their customers wherever they may be. For example, we now include Payable Domains, a default payments system that creates a frictionless, out-of-the-box experience for our customers. Our Card Reader and Tap-to-Pay on the GoDaddy Mobile App (iPhone and Android) allow customers to take payments and sell on the go. Our Virtual Terminal allows customers to take payments from their smartphone, tablet or computer with Internet connection with no hardware needed. Our customers also have the ability to take online payments without needing to create a website through our Online Pay Links. Customers can brand and personalize these shareable pay links with their domain, giving them another opportunity to build their brand. Pay links can be sent through text or email or shared on social media sites. We also provide merchants with QR code-based payments, allowing their customers to scan and pay through the GoDaddy Mobile App.
GoDaddy Payments. As a "payment facilitator," GoDaddy Payments enables our customers in both the U.S. and Canada to accept all major forms of payment, including Visa, MasterCard, American Express, Discover, and contactless payments including Apple Pay and Google Pay, with no long-term contracts or monthly minimums. This service enables our customers to start accepting payments in minutes with a simple setup and get paid, in many cases, as early as the next business day, all with the lowest fees in the industry when compared to other leading providers. In addition, GoDaddy Payments is built-in as a payments acceptance method in all our U.S. and Canada commerce products for easy enablement.
Email and Productivity Solutions
Our customers want to spend their time on what matters most to them, selling their products and services or helping their customers do the same. We provide them with productivity tools such as domain-specific email, telephony and online storage to help run their ventures. We offer a variety of products designed to make the business of business easier for our customers. The products we offer include those developed in-house as well as third-party applications which we distribute and support, such as Microsoft 365.
Our primary email and productivity solutions products include:
Email Accounts. We offer a range of email service plans with a multi-feature web interface that connects to our customers' domains. The pricing of these plans depends on the customer's desire for additional features, including HIPAA- compliant email, advanced email security, archiving, and additional business applications such as Microsoft Teams. All our email accounts are ad-free and we offer added security functionality designed to protect from spam, viruses and other forms of online fraud, such as phishing.
Microsoft 365. We offer fully-supported Microsoft 365 accounts that are easy to set up and use with our customers' domains. We offer Microsoft 365 through multiple plans, ranging from email with calendar and contacts connected to a full suite of productivity tools, including file sharing and full desktop versions of Microsoft productivity applications, such as Outlook, Word, Excel and PowerPoint. For customers wanting to protect their email data, we offer an email backup service, and for customers needing to comply with regulatory requirements, we offer email add-on services such as HIPAA-enabled email, encryption services (in partnership with ProofPoint), archiving services (in partnership with Barracuda) and advanced e-mail security. We help make Microsoft 365 installation easy, allowing customers to be up and running in minutes, including "do-it-for-me" migration services to move customers' existing email data to Microsoft 365 accounts.
In 2023, 2022 and 2021, we derived approximately 34%, 31% and 30% of our total revenue, respectively, from sales of our A&C products.
Core Platform
Domains
Every great idea needs a great name and GoDaddy is the leading global domain naming service. Staking a claim on an identity with a domain name is an integral part of establishing a concept and presence online. When inspiration strikes, we provide our customers with the broadest selection of domains and high-quality search, discovery and recommendation tools to help them find the right name for their idea. Securing a domain is a key component to creating a complete identity and our domain products often serve as the starting point in our customer relationships. We are a global leader in domain name registration, with approximately 85 million domains under management as of December 31, 2023. Based on information reported in VeriSign's most recent Domain Name Industry Brief, this represented approximately 24% of the approximately 360 million domain names registered worldwide as of December 31, 2023. As of December 31, 2023, approximately 92% of our customers purchased a domain from us. In addition, GoDaddy Registry provides a high-performance back-end registry technology platform with a portfolio of TLDs including .biz, .co, .nyc, and .us.
Our primary domains product offerings include:
Primary Registrations. Using our website or mobile application, we offer customers the ability to search for and register available domain names with the applicable registry. Our inventory for primary registrations is defined by the number of TLDs we offer. As of December 31, 2023, 446 different generic TLDs, such as .com, .net and .biz, and 58 different country code TLDs, such as .co, .ca, .in and .jp., were available for purchase through GoDaddy. Since 2013, hundreds of new gTLDs were launched through ICANN's "new gTLD program" initiated in 2012 (the Expansion Program), making it easier for companies and individuals to find and register new, easy-to-remember domain names tailored to their ideas, industry or interests. ccTLDs are important to our international expansion efforts as we found international customers often prefer the ccTLD for the country or geographic market in which they operate. Our primary registration offering relies heavily on our search, discovery and recommendation tools which enable our customers to find a domain name that matches their business needs and goals. We also sell domain registrations through relationships with third-party resellers and we provide back-end registry services supporting more than 200 TLDs.
Aftermarket. We operate a large domain aftermarket platform, which processes aftermarket, or secondary, domain name sales. We designed our aftermarket platform to enable the seamless purchase and sale of previously registered domain names through an online auction, an offer and counter offer transaction or a "buy now" transaction and automation and lease to own options for our customers. We maintain a portfolio of more than 1.2 million previously registered domains, allow our customers to "List for Sale" names under their registration, provide functionality for the entire registrar network to list expiring domains from their platforms and, in 2023, opened "List for Sale" functionality to registrar partners allowing their currently registered customers to list domain names within GoDaddy's aftermarket. These various channels provide a diverse inventory available to meet the demand from our customers. Our GoDaddy Investor mobile application helps investors watch and bid on domains at auction and stay on top of their current bids from their mobile devices. We operate a cross-registrar network that automates transaction execution across registrars thereby reducing the time required to complete a transaction.
Domain Name Add-Ons. Domain name add-ons are typically purchased concurrently with domain name registrations and have low costs associated with their delivery. In addition, where permissible, privacy features are included at no cost with every domain registered with GoDaddy. Domain names with privacy features are registered on an "unlisted" basis to help protect personal information, deter domain-related spam and allow our customers to confidentially secure a domain for an unannounced product, service or idea.
Registry. GoDaddy Registry is a world-leading provider of domain name registry services. GoDaddy Registry operates or provides back-end registry services to more than 200 registry TLDs including ccTLDs, such as .us, .tv and .co, city TLDs such as .nyc and .sydney, gTLDs such as .club, .health and .design, and branded TLDs such as .chase and .godaddy. Our integrated registry solutions provide policy and operational support, and domain marketing, sales and strategic planning.
Hosting and Security
For more technically sophisticated web designers, developers and customers, we provide high-performance, flexible hosting and security products that can be used with a variety of open source design tools as well as WordPress. We design these solutions to be easy to use, effective, reliable, flexible and provide great value. We offer a variety of hosting and security products enabling our customers to create and manage their identity, or in the case of WebPros, the identities of their end-customers.
During 2023, we have taken proactive steps to rationalize our hosting business and integrate or divest certain underperforming acquired hosting assets and brands. These efforts were undertaken to improve operational efficiency as we progress toward unifying our hosting platform under a single technology stack.
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
Virtual Private Servers. Our broad range of virtual private server (VPS) offerings allow our customers to select the server configuration best suited for their applications, requirements and growth. Our VPS solutions provide our customers with a single virtual machine which runs multiple other virtual machines for other customers. Our VPS is designed for customers who need greater control, more advanced technical capabilities and higher performance than offered by our shared hosting plans. Our customers can tailor their VPS plans based on a range of performance, storage, bandwidth and operating system needs.

Managed WordPress Hosting. With our managed hosting products, we set up, monitor, maintain, secure and patch software and servers for our customers. We offer a variety of managed hosting plans to support our customers' needs including multiple tiers of Managed WordPress hosting on a platform optimized for WordPress. We also offer other managed environments that span across our VPS products like Joomla, Drupal and Magento and apps like Gallery.
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
In 2023, 2022 and 2021, we derived approximately 66%, 69% and 70% of our total revenue, respectively, from sales of our Core Platform products.
Our Opportunity and Advantages
Our Opportunity—Empowering Entrepreneurs
Our customers represent a large and diverse market that we believe is fundamentally underserved by other Internet companies. The International Labour Organization, an agency of the United Nations, estimated in an October 2019 report that more than 90% of enterprises in many countries were small and medium size businesses (defined as having fewer than 250 employees). In the U.S., the U.S. Small Business Administration's Office of Advocacy indicated that there were approximately 33.2 million small businesses in the U.S. (based on the Census Bureau's 2019 Statistics of U.S. Businesses), and they were estimated to have represented approximately 43.5% of total U.S. gross domestic product (GDP) in 2014. Though these data points do not account for the impact of the COVID-19 pandemic on small and medium businesses, we believe the pre-pandemic data demonstrates a significant market exists for our products and services, and we believe our addressable market extends beyond small businesses and includes individuals and organizations, such as universities, community organizations, charities and hobbyists.
Our customers are consumers themselves, which makes them keenly aware of the need to have an impactful online presence. While our customers' needs change depending on where they are in their journey, the most common customer needs we serve include:
•Identity. Our customers want to develop an identity by finding a name that distinctly identifies their business, hobby or passion. We believe their identity includes not just a simple, mobile-enabled website, but the ability to get found across various search engines, social media platforms and vertical marketplaces. And while our customers' online identities start with creating and managing these points of presence, their identities are amplified through content generation and the ability to engage and transact online with their customers and audience.
•Presence. Presence represents the need of our customers to present themselves to their customers, which they do through an ever-expanding set of options across social media, marketing channels, email, marketplaces and through their website. Being able to seamlessly create and post content quickly is imperative. What it means for our customers to be online continues to evolve. Today, having an effective online presence often means having a combination of: (i) a secure and content-rich website viewable from any device; (ii) a presence on social media channels (e.g., Meta, TikTok, Snapchat, X (f/k/a Twitter) and WeChat); (iii) getting found by search engines (e.g., Google); and (iv) establishing a presence on: (a) an increasing number of horizontal marketplaces (e.g., Yelp and Eventbrite); (b) vertical marketplaces (e.g., Zillow, OpenTable and HomeAdvisor); and (c) e-commerce platforms (e.g., Amazon, eBay and Etsy).
•Commerce. Commerce recognizes that our customers need commerce to work seamlessly for them both offline and online. Our customers' customer expectations are set by how they engage with enterprise-grade experiences, which means they expect to be able to buy online and pick up in the store in a matter of minutes. A customer in the store expects to be recognized online seamlessly, while a customer online expects to transition to a store experience seamlessly. For service commerce entrepreneurs, their customers expect to find products and services online, engage through online messaging, book appointments digitally and complete transactions in-person.
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
•Technology that is easy-to-use, reliable, secure, performance enhancing and evolves with their needs. Our customers vary significantly, but they remain the same in their need for a simple platform and set of tools to enable their domain, website, marketing and commerce solutions to easily work together as their ideas grow and become more complex. In 2023, we launched GoDaddy Airo in the U.S. GoDaddy Airo is an AI-powered solution that is designed to build and help grow businesses online by delivering personalized website content, a logo, domain-based email, ready-to-use social media posts, a marketing calendar, email communications and more. Our products and services provide a platform that can meet the needs of entrepreneurs, who may not be technologically savvy, or WebPros, who have more complex requirements, and the range of customers in between who have different demands and levels of sophistication. All the while, our customers expect reliable products and want to be confident their digital presence is secure, even as they insert customization that can create vulnerabilities. Our customers work on their ideas whenever and however they can and need solutions fitting their lifestyle and schedule.
•Connecting with a real person when they need help. Depending on their journey, a customer may seek guidance on setting up a website, launching new features or trying a new product or service and they need that guidance on their time. Our customers need real people who are readily available and can provide care to customers who have different levels of technical sophistication. In addition to guiding our customers along their journey, we also provide support by handling the most difficult and arduous tasks for them through a collection of managed service offerings.
•Affordable solutions. Our customers often have limited financial resources and may be unable to make large, upfront investments in the latest technology. Our customers need affordable solutions to level the playing field with the tools to appear and act like bigger ventures. We aim to provide affordable products and services for our customers at every level to support their businesses.
Serving these customer needs creates a deep relationship, where we are viewed as not just a solution provider, but also a guide and partner to their entrepreneurial journey. This makes for a favorable business and economic model, aligning the interests of GoDaddy and our customers.
Our Advantages
Our customers serve many roles in their business; they simultaneously run marketing, accounting, service delivery operations, customer service, people operations and many other tasks. Time is their most valuable resource and complexity is their hindrance; our customers want an impactful online presence, but may not have the time and skills to make that happen. Our goal is to be a trusted partner to these entrepreneurs, bringing together the technology, ease of use and guidance necessary to bring their ideas to life online. We believe the following strengths provide us with competitive advantages in serving these needs:
Global Brand Awareness. Our global brand benefits from high awareness as one of the largest domain name providers, with approximately 85 million domains under management as of December 31, 2023. Based on information reported in VeriSign's most recent Domain Name Industry Brief, this represented approximately 24% of the approximately 360 million domain names registered worldwide as of December 31, 2023. Our global presence gives us the ability to leverage our brand — a competitive advantage when customers search for products and solutions. We have 21.0 million paying customers and an enduring customer retention rate of approximately 85%. We market and sell to customers in over 200 markets around the world and in 2023, 48% of our customer base and approximately a third of our revenue was derived from our international presence.
Seamlessly Intuitive Experiences. Our customers often self-identify as non-technical and inexperienced in areas such as marketing, content creation and customer management. Because they may lack the expertise to take full advantage of powerful tools, customers may be overwhelmed as they attempt to bring their idea online.
We believe the solution to this complexity is to radically simplify our solutions and services into seamlessly intuitive experiences like GoDaddy Airo. With Managed WordPress, we reduced the complexity of launching and managing WordPress sites so our customers can stay focused on growing their business, not managing complex WordPress hosting tasks. We provide this on a fully managed platform that delivers fast performance and AI-powered site creation. With Websites + Marketing, our own captive CMS, we incorporate seamlessly intuitive experiences by uniting marketing, content, commerce and customer management tools into a single experience.
We also seek to leverage data and insights to personalize the products and experiences of our customers as well as tailor our solutions and marketing efforts to each of our customer groups. Starting in 2023, we harnessed the foundational expertise we cultivated with respect to machine learning and AI to introduce multiple customer-facing capabilities in generative AI across our suite of products, including GoDaddy Airo. The automation and content creation abilities inherent in these tools elevate the discoverability of and engagement with our products, creating a true one-stop-shop experience. This further enhances our customers' capacity to market their products, sell online, manage their businesses and grow, all in a seamless, low-friction manner. We constantly seek to improve our website, marketing programs and customer care to intelligently respond to each stage of our customers' lifecycles and identify their specific product needs based on experimentation. This allows us to interact more frequently with our customers and understand what products work well for them. We intend to continue investing in our technology and data platforms to harness the power of generative AI to further enable our personalization efforts and make our products even more intuitive for our customers.
Personalized Guidance. Our customers deeply value expertise and know-how, which has been part of the GoDaddy DNA through our GoDaddy Guides since our founding. Our customers' needs are highly individualized and unique to their ventures, which we believe makes operating a guidance experience – at scale – a competitive advantage.
In recent years, we extended this competency into several new interfaces and subject matters. These interfaces allow us to take learnings and insights gained from customer interactions to build and grow our product and service offerings and drive more thoughtful engagements for our customers. For example, within our Websites + Marketing platform, we are now creating customized action plans for our customers as they seek to market their businesses in a number of different channels based on the type of their venture and their geography. Additionally, we significantly increased the training and engagement content available to our customers, through a number of different content forums and across platforms like YouTube and Instagram.
GoDaddy Venture Forward Research Initiative. Established in 2018, GoDaddy's Venture Forward research initiative analyzes more than 20 million online businesses with a digital presence (measured by a unique domain and an active website). Most of these businesses employ fewer than ten people, categorizing each as a microbusiness. While these microbusinesses may be small, their impact on economies is outsized even though they are often too informal or too new to show up in traditional government statistics. Venture Forward’s data helps those studying, reporting on or advocating for entrepreneurs understand developing themes and insights into microbusiness/digital entrepreneurship, and we share this data to download for free and update it quarterly.
Operations
Human Capital
Our people embody the same grit and determination as our customers. Our world-class engineers, designers, marketers and GoDaddy Guides share a passion for technology and its ability to change our customers' lives. We live by the same principles that enable our customers' ideas to survive and thrive, including owning outcomes, building value, joining forces, working courageously and living passionately. Our relentless pursuit of building value and doing right for our customers has been a crucial ingredient of our growth.
As of December 31, 2023, we employed 6,159 people worldwide, including 2,708 in care and services (who comprise a portion of our GoDaddy Guides), 2,259 in technology and development, 395 in marketing and advertising and 797 in general and administrative functions. In addition, GoDaddy partners with various third-party providers and vendors to provide contracted care and support services to our customers; approximately 3,500 individuals are employed with or engaged by our external partners while dedicated to GoDaddy as GoDaddy Guides. These third-party providers are primarily located in international markets, most significantly in India, the Philippines, and Malaysia. A majority of our employees are based in the U.S. and Europe. None of our U.S. employees are represented by a labor union or are party to any collective bargaining agreement in connection with his, her or their employment with us. Certain of our employees in Germany are represented by employee works councils and some other internationally based employees are represented by worker representatives in accordance with local regulations.
At GoDaddy, we strive for a workplace culture where everyone has the opportunity to thrive. We support this goal by focusing on key human capital initiatives including:

•Pay Parity. We actively work to attract a diverse employee population and are committed to providing equitable opportunity in all aspects of employment. Since 2015, we published an annual diversity and pay parity report and, according to our analysis, we believe we paid men and women substantially the same for performing similar jobs across the company for all entities included in the analysis. In 2017, we began reporting on our pay practices across U.S.-based race and ethnic minority and non-minority employee populations and reported each year that we believe, based on such data, that we paid minorities and non-minorities substantially the same for performing similar jobs across the company.
•Diversity, Equity, Inclusion and Belonging. Not only are we committed to increasing workforce diversity, but we launched various initiatives to further our goal of being a more diverse, inclusive and equitable workplace. We support several Employee Resource Groups (ERGs), which are employee-driven and led groups focused around common topics, identities, affinities, or interests. Our ERGs play a critical role in fostering diversity, equity, inclusion and belonging within GoDaddy. They help drive GoDaddy's vision, mission, values and strategic direction in the areas of recruitment and retention, learning and development and business/community development outreach. In addition, we actively work to eliminate unconscious bias in our company by providing training and recognizing and combating unconscious bias in our hiring, performance review and promotion processes. We also scored highly on the 2019, 2020, 2021, 2022 and 2023 Corporate Equality Index administered by the Human Rights Campaign Foundation. Additionally, in April 2023, our Chief Executive Officer (CEO) Aman Bhutani signed the CEO Action for Diversity & Inclusion pledge, joining a coalition of more than 2,500 CEOs across the U.S. who have committed to advancing diversity, equity and inclusion in the workplace.
•Learning and Professional Development. We commit to providing fulfilling career development opportunities for our employees. We offer extensive learning opportunities to our employees spanning leadership, sales, service and technology and compliance training through e-learning, instructor-led content, video-based and blended platforms. For our GoDaddy Guides, we offer continuing education and training programs that are immersive with environments, technology, and tools that enable active learning.
•Employee Engagement. We conduct an annual anonymous employee engagement survey, GoDaddy Voice. Approximately 80% of our employees participated in the survey in 2023. Approximately 90% of survey respondents say the employees on their team treat each other with respect. 89% say their manager supports them and models inclusive behavior. Additionally, we monitor employee responses to identify areas of opportunity and set goals and expectations for improvement to ensure employees feel connected and engaged with GoDaddy's mission, our customers and their own teams.
•Community Rewards. Our social impact work, overseen by our Corporate Sustainability & ESG team, is an extension of our company vision and mission. Through our global volunteer and matching programs, we enable our employees to volunteer in their communities with paid time off, and we match employee donations to qualifying nonprofits of choice up to $1,500 per employee per year or country equivalent. In addition, our employees can earn funds for qualifying nonprofits they volunteer with through our volunteer rewards program.
Technology and Infrastructure
Our products, customer experiences and business systems are enabled by our technology and infrastructure to provide scalability, security and flexibility. Technology and development expenses, including those expenses related to our technology platform, were $840 million, $794 million and $706 million in 2023, 2022 and 2021, respectively. During the five years ended December 31, 2023, we invested to support our growth with $3,393 million in technology and development expenses. The growth in our technology and development expenses has been driven primarily by our focus on enhancing customer experiences through the use of software-driven products. Additionally, we offer Domain Registry and Corporate Domains solutions to our customers. We built a scalable infrastructure platform allowing us to optimize for economies of scale and enable next-generation hosting architecture for our customers, while investing in faster, denser and more efficient data centers, improved network connectivity and improved resiliency, both domestically and internationally.
We aim to provide a reliable and secure global platform and infrastructure. Our investments in technology, including engineers, patents, online security, customer privacy, reliable infrastructure and data science capabilities, enable us to innovate and deliver personalized solutions to our customers. Our API-driven technology platform is built on state-of-the-art, open source technologies like OpenStack and other large-scale, distributed systems. Additionally, our platform allows our developers to create new and enhanced products or product features assembled from common building blocks leading to faster deployment cycles. We believe our products work well together and are more valuable and easier to use together than if our customers purchased them individually from other companies and tried to integrate them. As of December 31, 2023, we had 2,259 employees in technology and development and 368 issued patents in the U.S. and other countries covering various aspects of our product offerings. Additionally, as of December 31, 2023, we had 12 pending U.S. and international patent applications and intend to file additional patent applications in the future.
Physical Infrastructure and Management
Our physical technology infrastructure supports our products, experiences and business systems through servers located in data centers around the world. As a leading website hosting platform, we invested significantly in our peering architecture and underlying infrastructure management to handle significant Internet traffic at low bandwidth costs. We invested in the automation of common physical data center components like servers, load balancers, switches and storage, and we use open source solutions when possible to automate manual processes and thereby reduce the risk of human error and lower costs. Additionally, we leverage a common automated infrastructure based on OpenStack and Kernel-based Virtual Machine (KVM) to enable next-generation services. We continue to migrate many of our non-hosting products and internal systems to AWS, which accelerated our ability to provide speed and reliability in both our product and customer experiences. These efforts and our large technology infrastructure footprint allow us to scale and provide our customers with valuable products at affordable prices.
Customer Experience and Business Systems
Our platform provides our global customers easy-to-use products, by allowing us to experiment and quickly deploy improvements incorporating our data insights. Our investments in our platform capabilities include the following:
E-commerce Platform and Application Services. We invest in the architecture and capabilities of our e-commerce platform to create an ecosystem where we can rapidly scale up or down and integrate with third-party offerings. The platform broadens our distribution channels by being extensible and allowing resellers to easily sell our products. We seek to continuously launch new and relevant applications and streamline our existing offerings to provide the best user experience to our customers.
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
Content and Marketing Platform. Our content and marketing platforms leverage the latest technology, operational and production models that enable us to deliver customer-centric digital experiences at an accelerated pace through multiple touchpoints and channels. Our content platform and content creation processes help us realize efficiencies and scalability, which enhance our ability to drive new, high-quality products and customer experiences to market faster. We focus on driving advancements in experimentation, the speed and volume of content creation, localization and content self-service, while ensuring platform availability and performance. We also deliver new engagement marketing capabilities that improve business effectiveness and customer experiences.
Product Development
We continue to expand the ways we serve our customers to adjust to their changing needs from primarily domain name registration and hosting to a broader spectrum of offerings. Our primary website building products (Websites + Marketing, Managed WordPress and GoDaddy Airo), website security suite, email offerings (Microsoft 365), commerce products and domain aftermarket each represent significant need states that are complementary to our long-standing offerings and benefit from our strengths as a company in human-infused technology. Our key product development initiatives include:
Powering a Simple and Effortless Presence. We offer a range of solutions that help our customers publish their ideas online, including Websites + Marketing and GoDaddy Airo. Websites + Marketing combines a mobile-optimized website builder with an integrated set of marketing and e-commerce tools. We continue to invest in Websites + Marketing and other tools, templates and technology to make building, maintaining and updating a professional looking mobile or desktop presence simple and easy. In 2023, we launched GoDaddy Airo in the U.S. GoDaddy Airo is an AI-powered solution designed to build and help grow businesses online by delivering personalized website content, a logo, domain-based email, ready-to-use social media posts, a marketing calendar, email communications and more. We harnessed the foundational expertise we cultivated with respect to machine learning and AI to introduce multiple customer-facing capabilities in generative AI across our suite of products. The automation and content creation abilities inherent in these tools elevate the discoverability of and engagement with our products, creating a true one-stop-shop experience. This further enhances our customers' capacity to market their products, sell online, manage their businesses and grow, all in a seamless, low-friction manner.
Making the Business of Business Easy. Our business applications range from domain-specific email and email marketing to telephony services and payment tools to help our customers communicate with their customers and grow their ideas. For example, GoDaddy Conversations is a communications platform that helps small businesses support, engage and convert customers through email, text, online chat, social media, voice and video conversations. In 2023, we integrated GoDaddy Conversations with Google's Business Messages, allowing entrepreneurs using Websites + Marketing plans to receive messages from consumers using Google Search and Maps. We intend to continue investing in the breadth of our product offerings to help our customers connect with their customers and run their ventures.
Delivering the Next Generation of Naming. The first generation of domain naming included a limited set of gTLDs, such as .com and .net, and ccTLDs, such as .uk and .in. Hundreds of new gTLDs were introduced in 2013 through the Expansion Program, expanding the available inventory for GoDaddy and our customers. Through GoDaddy Registry, we operate or provide back-end registry services to more than 200 TLDs. Additionally, we invested to expand the secondary market to help match buyers to sellers who already own domains. Our GoDaddy Investor mobile application helps investors watch and bid on domains at auction and stay on top of current bids from their mobile devices. We continue to invest in search, discovery and recommendation tools and transfer protocols for both primary and secondary domains. In 2023, we launched the capability for customers to provide business descriptions when searching for a domain, enabling GoDaddy to better understand intent and suggest a wide variety of creative domain and business name recommendations that suits a customer's needs.
Partnering Up. Our flexible platform also enables us to form strategic partnerships and quickly launch new products and offerings for our customers, including through partnerships such as Microsoft 365 for email. In 2023, to build on our offerings for our Independents customer segment, we expanded our partnerships to include Bask for IT support and ZenBusiness for business formations. Additionally, we have built a robust pipeline of future partnership opportunities to continue identifying value-added product and service offerings. Within Applications and Commerce, we launched our partnership with Worldpay and continued to support other banking partners including Elavon, Nexi and Evertec.
Harnessing the power of generative AI for our customers. We design our generative AI-powered tools and experiences to enhance our customers' discoverability of and engagement with the full suite of our product offerings and reduce the friction inherent in establishing their online presence and growing their businesses. With such tools, our customers can go from idea to domain to fully published website and content creation abilities in just minutes. In 2023, we introduced the following customer-facing generative AI-powered capabilities:
•GoDaddy Airo: Launched a new AI-powered solution in the U.S. designed to build and help grow businesses online by delivering personalized website content, a logo, domain-based email, ready-to-use social media posts, a marketing calendar, email communications and more.
•Instant Video: Introduced a new AI-powered feature within our GoDaddy Studio App, empowering small businesses to quickly create social media and video content, increase customer engagement and seize digital marketing and social commerce opportunities.
•Websites + Marketing: Implemented powerful generative AI tools into Websites + Marketing, helping microbusinesses run their business and manage their site through auto-generated online store product descriptions, customer service messages, and Instagram and Facebook ads. Other new features that we added to our Websites + Marketing offering include a bookings feature for multi-day events, Google and Apple Pay for full payment and deposit and additional configurations for Pay Buttons using Pay Links from different businesses and store locations.
•GoDaddy Pros: Brought AI-powered tools to GoDaddy Pros with GoDaddy's AI Assistant in the Pro Hub, using generative AI to expedite time consuming, repetitive tasks including generating suggested site content, proposals, invoicing and client communications.
Helping customers sell anything anywhere. Our commerce solutions are designed to grow with our customers' businesses by enabling them to seamlessly sell both offline and online, from online marketplaces and social platforms, while easily managing their sales in one place. In 2023, we launched and upgraded the following commerce products and services:
•Payable Domains: Released Payable Domains, branded pay links that create a secure checkout page, shareable via a link, that allow anyone to begin accepting payments the moment they purchase a new U.S.-based domain name, even if they do not yet have a website or online store.

•GoDaddy Payments Canada: Launched our first international market for GoDaddy Payments with the expansion into the Canadian market, offering Canadian merchants the same low-cost payment processing and payment acceptance solutions our U.S. merchants enjoy.
•Tap to Pay on GoDaddy App: Launched Tap-to-Pay capability in the GoDaddy Mobile App, lowering the barrier for millions of small businesses to start accepting in-person, contactless payments with only an iPhone or Android phone in a seamless, low-friction sign-up experience.
•Microsoft Teams Integration: Partnered with Microsoft to introduce payment acceptance capabilities for businesses within the Microsoft Teams meeting platform.
•Other AI Tools and Resources: Released GoDaddy.AI, a free online resource for customers, which provides tips and current news on all things generative AI for small businesses, as well as the Small Business Generative AI Prompt Library, a growing catalog of ready-made prompts for small businesses to have the tools to start benefiting from generative AI. We also launched AI-powered conversational onboarding, delivering an easier method to set up a new WordPress site.
In the future we will continue to innovate in commerce solutions that are easy-to-use, allow our customers to sell anywhere and at industry-low card transaction pricing.
Marketing
We believe GoDaddy is one of the most recognized Internet brands in the U.S. with high brand awareness globally. We established this high level of brand awareness primarily through our advertising campaigns across various platforms including television commercials, print, online and billboards and supplemented these advertising campaigns with our own entrepreneurial customers and social media influencers. Over the five years ended December 31, 2023, we invested $2,053 million in marketing and advertising expenses. Our strong brand helped us attract and retain 21.0 million customers as of December 31, 2023. We intend to continue investing in our brand as we seek to further grow our total customers.
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
Central to our international strategy is a philosophy of scaling our product offerings and customer experience and deploying them through our global infrastructure. As of December 31, 2023, we had approximately 10.2 million customers outside of the U.S. and derived approximately 33%, 32% and 32% of our total bookings from international sales in 2023, 2022 and 2021, respectively. We built a dedicated team responsible for ensuring scaling and, when necessary, the localization of our core product offerings as well as our customer care and marketing efforts.
We have continued to expand our international employee presence and continue to expand our marketing efforts internationally. These investments enabled us to successfully launch and expand our business outside the U.S. and as of December 31, 2023, we market and sell to customers in over 200 markets around the world. We took a rigorous approach to managing the level of investment we expect to make in each geographic market we enter based on a market tier approach. We expect to continue to strategically expand internationally, growing our share and increasing penetration of the international markets we entered in recent years.
Competition
We provide cloud-based solutions enabling individuals, businesses and organizations to establish an online presence, connect with customers and manage their ventures. The market for our products and services is highly fragmented and competitive. These types of products and solutions continue to evolve, creating opportunity for new competitors to enter the market with point-solution products or address specific segments of the market. In some instances, we use commercial partnerships with companies with which we also compete. We consider the following to be a representative list of competitors we face in some of the major areas we operate in:
•With respect to our Core Platform products and services: Newfold Digital, Namecheap, Tucows, Dynadot, GMO, Cloudflare, Let's Encrypt, SEDO, Comodo, Hostinger and Identity Digital;

•With respect to our A&C products and services: Shopify, Block, BigCommerce, Stripe, PayPal, Liquid Web, SiteGround, WP Engine, Zoho, Mindbody, Toast, Yelp, OpenTable, TikTok, Meta and WeChat; and
•With respect to both our Core Platform and A&C products and services: Wix, Squarespace, Automattic, Ionos, Google, Amazon, Microsoft, Alibaba and Tencent.
We believe the principal competitive factors include product capabilities meeting customer requirements, a secure, reliable and integrated technology platform, cost-effective customer acquisition, brand awareness and reputation, customer service and support and overall customer satisfaction. We believe we compete favorably with respect to each of these factors. For additional information, see "Risk Factors."
Regulation
Our business is subject to regulation by the Internet Corporation for Assigned Names and Numbers (ICANN), federal and state laws in the U.S. and the laws of other jurisdictions in which we do business.
ICANN. The registration of domain names is governed by ICANN, a multi-stakeholder private sector, not-for-profit corporation formed in 1998 for the express purposes of overseeing a number of Internet related tasks, including management of the Domain Name System (DNS), allocation of IP addresses, accreditation of domain name registrars and registries and the definition and coordination of policy development for all of these functions. We are accredited by ICANN as a domain name registrar and registry and thus our ability to offer domain name registration products is subject to our ongoing relationship with, and accreditation by, ICANN. The regulation of Internet domain names in the U.S. and in foreign countries is subject to change.
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
Privacy and Data Protection. In the areas of personal privacy and data protection, the U.S. federal and various state and foreign governments have adopted or proposed limitations on, and requirements associated with, the collection, distribution, use, storage and security of personal information of individuals. In addition, in several jurisdictions in which we operate, data protection is more highly regulated and rigidly enforced. For example, the European Union (E.U.) has enacted the General Data Protection Regulation (GDPR), which includes stringent operational requirements for processors and controllers of E.U. personal data with broad extra-territorial effect and imposes significant penalties for non-compliance. In addition, California enacted the California Consumer Privacy Act (CCPA) in 2018, effective January 1, 2020, which was further modified by the passage of the California Privacy Rights Act (CPRA). The CCPA and its associated regulations require covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales and sharing of personal information for advertising and other purposes. Several other U.S. states recently have adopted or are considering laws and regulations relating to processing of personal information that apply to our business. We expect compliance with the increasing number of these laws and regulations to be more burdensome and costly for us.
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
Artificial Intelligence. AI is the subject of evolving review by various governmental and regulatory agencies around the globe, including the Securities and Exchange Commission (the SEC) and the Federal Trade Commission (FTC), and changes in laws, rules, directives and regulations governing the use of AI are evolving rapidly. For example, on October 30, 2023, the Biden administration issued an Executive Order to, among other things, establish extensive new standards for AI safety and security, and other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. Similarly, the intellectual property ownership and license rights, including copyright, surrounding AI technologies has not been fully addressed by U.S. courts or other federal or state laws or regulations. We will continue to monitor developing global AI laws and regulations and evaluate the potential implications for the operation of our business.
Laws and regulations relating to our activities are unsettled in many jurisdictions and may prove difficult or impossible to comply with in some jurisdictions. Additionally, federal, state, local and foreign governments are also considering legislative and regulatory proposals that would regulate the Internet and our activities in more and different ways than exist today. Laws and regulations in the U.S. or in foreign jurisdictions may be applied in new or different manners in pending or future litigation. Further, other existing bodies of law, including the criminal laws of various jurisdictions, may be deemed to apply to our activities, or new statutes or regulations may be adopted in the future. It is also impossible to predict whether new taxes will be imposed on our services, and depending upon the type of such taxes, whether and how we would be affected.
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
As of December 31, 2023, we had 368 issued patents in the U.S. and other countries covering various aspects of our product offerings. Additionally, as of December 31, 2023, we had 12 pending U.S. and international patent applications and intend to file additional patent applications in the future. As of December 31, 2023, we had 583 registered and 25 pending trademarks in jurisdictions including the U.S., E.U., UK, China and Germany.
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
Corporate Information
We were incorporated in Delaware on May 28, 2014. Our principal executive offices are located at 2155 E. GoDaddy Way, Tempe, Arizona 85284, and our telephone number is (480) 505-8800.
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

Item 1A. Risk Factors
You should carefully consider the risks described below before making an investment decision in our common stock. Our operations and financial results are subject to various risks and uncertainties, including those described below and the other information in this Annual Report on Form 10-K and in our other public filings. If any of the following risks occur, our business, financial condition, reputation, operating results and growth prospects could be materially and adversely affected. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially adversely affect our business, operating results, financial condition, reputation and growth prospects.
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
•The use of new and evolving technologies, such as AI, in our offerings may result in reputational harm and liability.
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
•We have taken significant actions to support profitable growth. These actions may not succeed. If we do not effectively manage future growth, our operating results will be adversely affected.
•We may acquire other businesses or talent, which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our operating results.
•We may enter into new lines of business that offer new products and services, which may subject us to additional risks.
•We are exposed to the risk of system failures and capacity constraints.
•We rely on third parties to perform certain key functions, and their failure to perform those functions could result in the interruption of our operations and systems and could result in significant costs and reputational damage to us.
•A network attack, a security breach or other cybersecurity incident could delay or interrupt service to our customers, harm our reputation, cause us to incur substantial costs, or subject us to significant liability.
•If the security of the confidential information or personal information we or our vendors or partners maintain, including that of our customers and the visitors to our customers’ websites stored in our systems, is breached or otherwise subjected to unauthorized access, our reputation may be harmed, we may be required to expend substantial resources to mitigate and remediate such breach, and we may be exposed to substantial liability.
•We maintain an enterprise-wide cybersecurity program. Our failure to properly maintain this program for the company as a whole, or any part of the company, could cause us to experience a cybersecurity incident that could harm our reputation, cause us to incur substantial costs, or subject us to significant liability.

•We rely on our marketing efforts and channels to promote our brand and acquire new customers. These efforts may require significant expense and may not be successful or cost-effective.
•Our ability to increase sales of our products is highly dependent on the quality of our customer care. Our failure to provide high-quality customer care would have an adverse effect on our business, brand and operating results.
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
•Our payments-related operations, including GoDaddy Payments, are subject to various laws, regulations, restrictions and risks. Our failure to comply with such rules, regulations, and restrictions regarding our payments-related operations could materially harm our business.
•Our quarterly and annual operating results may be adversely affected due to a variety of factors, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.
•Our level of indebtedness could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business and our ability to react to changes in the economy or our industry, as well as divert our cash flow from operations for debt payments and prevent us from meeting our debt obligations.
•Governmental and regulatory policies or claims concerning the domain name registration system and the Internet in general, and industry reactions to those policies or claims, may cause instability in the industry and disrupt our business.
•We are subject to governmental regulation and other legal obligations, particularly related to privacy, data and information security and cybersecurity. Our failure to comply with these or any future laws, regulations or obligations could subject us to sanctions and damages and could harm our reputation and business.
•Our business depends on our customers' continued and unimpeded access to the Internet and the development and maintenance of Internet infrastructure. Internet access providers may be able to block, degrade or charge for access to certain of our products, which could lead to additional expenses and the loss of customers.
•Our business could be affected by new governmental regulations regarding the Internet.
•We may face liability or become involved in disputes over registration and transfer of domain names and control over websites.
•Our business could be negatively impacted by shareholder activism.
•Our share price may be volatile, and you may lose all or part of your investment.
•We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate the material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, which could have a material adverse effect on our business and the market price of our stock.
Strategic Risks
If we are unable to attract and retain customers and increase sales to new and existing customers, our business and operating results would be harmed.
Our success depends on our ability to attract and retain customers and increase sales to new and existing customers. Although our total customers and revenue have grown rapidly in the past, in recent periods our slower growth rates have reflected the larger size, scale and maturity of parts of our business. We cannot be assured that we will achieve similar growth rates in future periods as our total customers and revenue could decline or grow more slowly than we expect. The rate at which new and existing customers purchase and renew subscriptions to our products could fluctuate or decline as a result of a number of factors, such as lower demand for domain names, websites and related products, declines in our customers' level of satisfaction with our products and the support provided by our GoDaddy Guides, platform migration, divestitures, end of life related actions on previously acquired companies, the timeliness and success of product enhancements and introductions by us and those of our competitors, the pricing offered by us and our competitors and the frequency and severity of any system outages, breaches, or technological changes.
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
We aim to serve customers with new ventures and those with established small or medium-sized businesses that may need help growing and expanding their digital capabilities (Independents). We also serve and provide products for other customer populations, such as website designers and developers (WebPros), organizations with their own domain registration offerings (Domain Registrars), individuals or organizations that manage a portfolio of registered domains (Domain Investors) and third party registrars and corporate domain portfolio owners, including those that are more technically savvy. For these customers we aim to develop new features and applications that may be used to start or grow their businesses. For example, we offer tools for our technically sophisticated web designers, developers and customers, including high-performance, flexible hosting and security products that can be used with a variety of open source design tools such as WordPress. If we are unable to increase sales of our products to all customer segments we may target, our estimated total addressable market may be overstated and our business, growth prospects and operating results may be adversely affected.
Our business will suffer if the small business market for our solutions proves less lucrative than projected or if we fail to effectively acquire and service small business customers.
We focus our operations on small businesses, which frequently have limited budgets and may choose to allocate resources to items other than our solutions, especially in times of economic uncertainty or recessions. We believe that the small business market is underserved, and we intend to continue to devote substantial resources to it. We aim to grow our revenues by adding new small business customers, selling additional business solutions to existing small business customers and encouraging existing small business customers to continue to use and purchase our products and services. If the small business market fails to be as lucrative as we project or we are unable to market and sell our services to small businesses effectively, our ability to grow our revenues and maintain profitability will be harmed.
If we do not successfully develop and market products that anticipate or respond timely to the needs of our customers, our business and operating results may suffer.
The markets where we compete are characterized by constant change and innovation, frequent new product and service introductions and evolving industry standards, and we expect them to continue to evolve rapidly. Our historical success has been based on our ability to identify and anticipate customer needs and design products that provide our customers with the tools they need to grow their businesses. For example, in 2023 we launched GoDaddy Airo in the U.S. GoDaddy Airo is an AI-powered solution designed to save our customers time. We also expanded our commerce offerings through the years by enabling payments through GoDaddy Payments in all Websites + Marketing through 'Buy Buttons' and provided on-the-go solutions such as Tap-to-Pay capability in the GoDaddy Mobile App, Pay Links and Virtual Terminal. To the extent we are not able to continue to identify challenges faced by entrepreneurs, small businesses and ventures and provide products responding in a timely and effective manner to their evolving needs, our business, operating results and financial condition may be adversely affected.
There is no assurance we will continue to successfully identify new opportunities, develop and bring new products to market on a timely basis, or that products or technologies developed by others will not render our products or technologies obsolete or noncompetitive. If we fail to accurately predict customers' changing needs, such as the need for expanded online and offline commerce tools, or emerging technological trends, such as AI, or if we fail to achieve the benefits expected from our investments in technology, our business and operating results could be harmed. These product and technology investments include those we develop internally, such as our "do-it-yourself" website builder Websites + Marketing and our hosting platforms and security products, those we acquire and develop through acquisitions, such as Dan.com and Poynt, and those related to our partner programs, such as Microsoft.

We must continue to develop our technology to maintain our competitive position, doing so without knowing whether such investments will result in successful products for our customers. Our new products or product enhancements could fail to attain meaningful customer acceptance for many reasons, including:
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
The use of new and evolving technologies, such as AI, in our offerings may result in reputational harm and liability.
We are increasingly using new and evolving technologies, such as AI, to, among other things, develop new tools and products, and additional features in our existing products, including ongoing deployment and improvement of existing AI, and the development of new product technologies, such as generative AI. For example, in 2023 we launched GoDaddy Airo in the U.S. GoDaddy Airo is an AI-powered solution designed to save our customers time. There are significant risks involved in development and deploying AI, such as an increase in intellectual property infringement or misappropriation, data privacy, cybersecurity, operational and technological risks, harmful content, accuracy, bias and discrimination, any of which could affect our further development, adoption, and use of AI, and may cause us to incur additional research and development costs to resolve such issues. In addition, the introduction of AI technologies into new or existing products may result in new or enhanced governmental or regulatory scrutiny, litigation, privacy, confidentiality or security risks, ethical concerns or other complications that could adversely affect our business, reputation or financial results.
AI is the subject of evolving review by various governmental and regulatory agencies around the globe, including the SEC and the FTC, and changes in laws, rules, directives and regulations governing the use of AI are evolving rapidly. For example, on October 30, 2023, the Biden administration issued an Executive Order to, among other things, establish extensive new standards for AI safety and security, and other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. Similarly, the intellectual property ownership and license rights, including copyright, surrounding AI technologies has not been fully addressed by U.S. courts or other federal or state laws or regulations, and the use or adoption of AI technologies in our products and services may subject us to copyright infringement or other intellectual property misappropriation claims. We may not always be able to anticipate how to respond to these frameworks and we may have to expend resources to adjust our tools, products or other offerings in certain jurisdictions if the legal frameworks on AI are not consistent across jurisdictions. Any inability to appropriately respond to this evolving landscape could result in legal liability, regulatory action or brand and reputational harm. Our reliance on AI could also pose ethical concerns and lead to a lack of human oversight and control. If we enable or offer solutions that draw controversy, or these new offerings do not work as we describe them to our customers, we may experience brand or reputational harm, competitive harm or legal liability. The rapid evolution of AI will require the application of resources to develop, test and maintain our products and services to help ensure that AI is implemented ethically in order to minimize unintended, harmful impacts.
Further, AI technologies, including generative AI, may create content that appears correct but is factually inaccurate or flawed, or contains copyrighted or other protected material, and our customers or others may rely on or use this flawed content to their detriment. In addition, we face significant competition from other companies that are developing their own AI products and technologies. Our competitors may develop AI products and technologies that are similar or superior to our technologies or are more cost-effective to develop or deploy.

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
GoDaddy could become the target of organized activist groups seeking to bring attention to elements of our brand, products, business model, employment practices, advertising, spokespeople, locations or other matters of our business in order to gain support for their interests or deter us from continuing practices with which they disagree. In the past, we have been successful in striking a balance in our response to such groups, but we may not be as successful in the future, such that our brand, company culture or results of operations could be harmed.
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
In addition, businesses are increasingly relying solely on social media channels, such as Meta, TikTok, Snapchat, X (f/k/a Twitter) and WeChat, to reach their customers, and consumers are accessing the Internet more frequently through applications on mobile devices. As reliance on these applications increases, domain names may become less prominent and their value may decline. We are dependent on the interoperability of our products with these applications and mobile devices. If we are unable to effectively integrate our products within these applications or on these devices, we may lose market share. These evolving technologies and changes in customer behavior may have an adverse effect on our business and growth prospects.
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
The market for our products and services is highly fragmented and competitive and we expect competition to increase in the future from our competitors. In addition, given our broad product portfolio, we compete with niche point-solution products and broader solution providers. These types of products and solutions continue to evolve, creating opportunity for new competitors to enter the market with point-solution products or address specific segments of the market. Our competitors include providers of domain registration services, web-hosting solutions, website creation and management solutions, e-commerce enablement providers, payment facilitation providers, cloud computing service and online security providers, alternative web presence and marketing solutions providers and providers of productivity tools such as business-class email. We consider the following to be a representative list of competitors we face in some of the major areas we operate in:
•With respect to our Core Platform products and services: Newfold Digital, Namecheap, Tucows, Dynadot, GMO, Cloudflare, Let's Encrypt, SEDO, Comodo, Hostinger and Identity Digital;

•With respect to our A&C products and services: Shopify, Block, BigCommerce, Stripe, PayPal, Liquid Web, SiteGround, WP Engine, Zoho, Mindbody, Toast, Yelp, OpenTable, TikTok, Meta and WeChat; and
•With respect to both our Core Platform and A&C products and services: Wix, Squarespace, Automattic, Ionos, Google, Amazon, Microsoft, Alibaba and Tencent.
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
Increased competition in our industry could result in lower sales, price reductions, reduced margins, loss of market share and increased marketing expenses. Furthermore, conditions in our market could change rapidly and significantly as a result of technological advancements, partnering by our competitors or market consolidation. New or existing competitors, or groups of competitors working cooperatively, may invent similar or superior products and technologies competing with our products and technology. The continued entry of competitors into the domain name registration and web-hosting markets, and the rapid growth of some competitors already in each market, may make it difficult for us to maintain our market position. Our ability to compete will depend upon our ability to provide a better product than our competitors at a competitive price and supported by superior customer care. We may be required to make substantial additional investments in research, development, marketing and sales in order to respond to competition, and there can be no assurance that these investments will achieve any returns for us or that we will be able to compete successfully in the future.
Our restructuring activities may not adequately reduce our operating costs or improve our operating margins, may lead to additional workforce attrition and may cause operational disruptions.
In February 2023, we announced a restructuring plan to reduce future operating expenses and improve cash flows through a combination of a reduction in force and a commitment to sell certain assets. As part of this plan, we announced a reduction in our then workforce of approximately 550 employees, representing approximately 8% of our total employee base at the time of announcement. In conjunction with this restructuring, during the year ended December 31, 2023, we recorded $35.1 million of pre-tax restructuring charges in our statement of operations related to severance, employee benefits and equity-based compensation. In addition, we recognized a pre-tax loss of $16.5 million upon the completion of the planned disposition of certain assets and liabilities of our hosting business within our Core segment, which occurred on June 30, 2023. In the third quarter of 2023, we implemented additional restructuring activities to further reduce operating expenses and improve cash flows through a reduction in force, which impacted approximately 250 employees. In conjunction with these restructuring efforts, we recognized $13.4 million of pre-tax restructuring charges in our statement of operations related to severance and employee benefits during 2023.
The charges and expenditures that we expect to incur in connection with the restructuring activities, and timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and we may incur costs that are greater than we currently expect in connection with the restructuring activities.
The restructuring activities may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, employee attrition beyond our intended reductions in force, a reduction in morale among our remaining employees, greater-than-anticipated costs incurred in connection with implementing the restructuring activities and the risk that we may not achieve the benefits from the restructuring activities to the extent or as quickly as we anticipate, all of which may have a material adverse effect on our results of operations or financial condition. These restructuring initiatives could place substantial demands on our management and employees, which could lead to the diversion of our management’s and employees’ attention from other business priorities. In addition, while we eliminated certain positions in connection with the restructuring activities, certain functions necessary to our reduced operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees or to external service providers, which could result in disruptions to our operations. We may also discover that the workforce reductions and other restructuring efforts will make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. We may further discover that, despite the implementation of our restructuring activities, we may require additional capital to continue expanding our business, and we may be unable to obtain such capital on acceptable terms, if at all. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, financial condition and results of operations.
The future growth of our business depends in part on increasing our international bookings. Our continued international presence could subject us to additional risks.
Bookings outside of the U.S. represented approximately 33% of our total bookings for each of the years ended December 31, 2023, 2022 and 2021. We continue to review and add systems as necessary to accept payments in forms common outside of the U.S., optimize our marketing efforts in numerous non-U.S. geographies, equip our customer care team with the knowledge to serve these markets and maintain or establish customer care operations in overseas locations. Conducting and expanding international business subjects us to risks we generally do not face in the U.S., including:
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
•the potential for political, social or economic unrest, terrorism, hostilities or war, including the current conflicts between Russia and Ukraine and in the Middle East; and
•multiple and possibly overlapping tax regimes.
The expansion of our existing international business and entry into additional international markets has required and will continue to require significant management attention and financial resources. These additional costs may increase our cost of acquiring international customers, which may impair our ability to maintain profitability in the future. We may also face pressure to lower our prices in order to compete in emerging markets, which could adversely affect revenue derived from our international business.
In addition, certain of our operations and business are in higher risk regions such as China, India and Ukraine. We do not have material operations in China or Ukraine but our operations have been, and we expect may continue, growing in India. As a result, unanticipated events, such as geopolitical changes associated with our international business could impair our growth prospects and adversely affect our business, operating results and financial condition. In addition, given the risks associated with our international business, we may decide to relocate international operations either to other foreign countries or domestically, which could require significant management attention and financial resources and may not prove to be successful and could adversely affect our business, operating results and financial condition. For example, there is uncertainty as to the future of U.S. trade policy with respect to China; in February 2022, Russia launched a military assault in Ukraine which has expanded to a full-scale military invasion of Ukraine by Russian troops; and in October 2023, Hamas launched assaults against Israel and Israel responded with operations against Hamas. Although we have not seen a material impact, these and other factors associated with our international business could impair our growth prospects and adversely affect our business, operating results and financial condition. In particular, following Russia’s invasion of Ukraine, the U.S., UK and E.U. governments, among others, developed coordinated financial and economic sanctions targeting Russia that, in various ways, constrain transactions with numerous Russian entities, including major Russian banks, and individuals. We have no employees or facilities in Russia or Ukraine. We have a limited number of contractors in Ukraine and as a result, a prolonging of this conflict could cause delays in future product launches if such contractors are unable to work and/or it becomes necessary to locate and train new contractors to support these products. In addition, we opted to shut down our GoDaddy website in Russia and removed support for the Ruble. Our business has not been materially impacted to date by the ongoing conflicts between Russia and Ukraine and in the Middle East, however it is impossible to predict the extent to which our operations will be impacted or the ways in which the conflicts may impact our business in the long term. Furthermore, a widening of the conflict in the Middle East could lead to broader geopolitical destabilization and macro-economic impacts.
We have taken significant actions to support profitable growth. These actions may not succeed. If we do not effectively manage future growth, our operating results will be adversely affected.
We continue to work to increase the breadth and scope of our business, operations and our product offerings. To support future growth, we must continue to improve our information technology and financial infrastructure, operating and administrative systems and our ability to effectively manage headcount, capital and processes. We are likely to recognize the costs associated with these actions earlier than some of the anticipated benefits, and the return on these actions may be lower or may develop more slowly than we expect. If we do not achieve the benefits anticipated from these actions, or if the achievement of these benefits is delayed, our operating results may be adversely affected.
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
As part of our business strategy, we have in the past made, and may in the future make, acquisitions or investments in companies, talent, products, domain portfolios and technologies that we believe will complement or supplement our business and address the needs of our customers, such as our acquisitions of Dan.com and GoDaddy Payments. We cannot ensure we will be able to successfully integrate the acquired products, talent and technology or achieve the revenue and expense synergies we expect as a result of these acquisitions. Even if we do successfully integrate acquired products, we may not successfully integrate the associated brands into our portfolio or may decide to modify, retire or change the direction of the associated brands, which could adversely affect our operating results. If we fail to properly evaluate, execute or integrate acquisitions or investments, the anticipated benefits may not be realized, we may be exposed to unknown or unanticipated liabilities and our business and growth prospects could be harmed. In addition, any future acquisitions we complete could be viewed negatively by our customers, investors or industry analysts.
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
We may encounter difficulties assimilating or integrating the companies, solutions, technologies, accounting systems, personnel or operations we acquire, particularly if the key personnel are geographically dispersed or choose not to work for us once they are acquired. For example, in the future we may enter into transition services agreements with a seller for the provision of support services to assist with the orderly integration of the business. We may never realize the benefits of these transition services agreements and we may be unable to manage and coordinate the performance of personnel providing services to us under these agreements. Leaders and personnel at acquired companies may focus on achieving performance earn-outs or contingent payments rather than integrating with us. Additionally, we may not integrate an acquired company into our systems as planned, requiring us to depend on their legacy systems or a transition services agreement for longer than anticipated.
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
From time to time, we may enter into new lines of business that offer new products and/or services. Our lack of experience with or knowledge of new lines of business we choose to enter, as well as external factors, such as competitive alternatives, potential conflicts of interest, either real or perceived, and shifting market preferences, may impact our implementation and operation of such new lines of business. Other risks of implementing new lines of business include:
•potential diversion of management's attention, available cash and other resources from our existing business;
•any determination by governmental agencies that any acquisition we undertake is anticompetitive in any relevant market;
•unanticipated liabilities or contingencies;
•compliance with new or increased regulatory burdens;
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
We believe a critical contributor to our success has been our company culture, which we rely on to foster innovation, creativity, a customer-centric focus, passion, teamwork, collaboration and loyalty. We have invested substantial time and resources in building our team within this company culture. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel and to ensure employees effectively focus on and pursue our company objectives. Our corporate culture is central to our devoted GoDaddy Guides, which are a key component of the value we offer our customers. As we continue to evolve our business, expand our global footprint and product portfolio and rely more on remote and foreign workers, we may find it difficult to maintain these important aspects of our culture, which could limit our ability to innovate and operate effectively. We believe we provide a workplace in which employees are best served by direct discussion with management regarding pay, benefits and other workplace practices. Currently none of our workforces in the U.S. are subject to collective bargaining agreements, however, if areas of our workforce were to organize, we may find it difficult to maintain our culture, cost structure and control over the delivery of our products, which could adversely impact our culture and results of operations. Certain of our employees in Germany are represented by employee works councils and elsewhere some international employees are represented by worker representatives in accordance with local regulations.
In February 2023, we effected a workforce reduction impacting approximately 8% of our then employee count as part of a restructuring plan. In the third quarter of 2023, we implemented additional restructuring activities to further reduce operating expenses and improve cash flows through a reduction in force, which impacted approximately 250 employees. The effects of these workforce reductions may make it more difficult to preserve our company culture and may negatively impact employee morale. In addition, as a result of the COVID-19 pandemic, a substantial portion of our personnel, including our GoDaddy Guides, began working remotely. We anticipate working arrangements for most of our employees will continue to differ from the arrangements before the COVID-19 pandemic and the majority of our employees will continue to work from home on a full- or part-time basis. We continue to evaluate the effectiveness of these working arrangements on our employees and our business. The full or partial return to in-office work and the potential transition to permanent remote working arrangements for some employees may result in increased costs, decreased efficiency, deterioration of company culture and/or other unforeseen challenges. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, continue to perform at current levels or execute on our business strategy. The remote work environment has also increased our vulnerability to consumer privacy, data security and fraud risks as a result of our personnel working remotely, which may require us to invest in risk mitigation efforts that may not be successful.
Operational Risks
We are exposed to the risk of system failures and capacity constraints.
We have experienced, and may in the future experience, system failures and outages disrupting the operation of our websites or our products such as web-hosting and email, or the availability of our customer care operations. Our revenue depends in large part on the volume of traffic to our websites, the number of customers whose websites we host on our servers and the availability of our customer care operations. Accordingly, the performance, reliability and availability of our websites and servers for our corporate operations and infrastructure, as well as in the delivery of products to customers, are critical to our reputation and our ability to attract and retain customers. Any such system failure or outage could generate negative publicity, which could negatively impact our reputation and financial results. As we continue to transition many of our services to Amazon Web Services (AWS) to host our products, we have become, and will become, more dependent on third parties to accommodate the high volume of traffic to our websites and those of our customers.
We continually work to expand and enhance our website features, technology and network infrastructure and other technologies to accommodate substantial increases in (i) the volume of traffic on our godaddy.com and affiliated websites, (ii) the number of customer websites we host and (iii) our overall total customers. We may be unable to project accurately the rate or timing of these increases or to successfully allocate resources to address such increases, which could have a negative impact on customer experience and our financial results. In the future, we may be required to allocate additional resources, including spending substantial amounts to build, purchase or lease data centers and equipment and upgrade our technology and network infrastructure to handle increased customer traffic, as well as increased traffic to customer websites we host. We also expect to increasingly rely on third-party cloud computing and hosting providers such as AWS as we transition to the public cloud. We cannot predict whether we will be able to continue to add network capacity from third-party suppliers as we require it. In addition, our network or our suppliers' networks might be unable to achieve or maintain data transmission capacity high enough to process orders or download data effectively or in a timely manner. Our failure, or our suppliers' failure, to achieve or maintain high data transmission capacity could significantly reduce consumer demand for our products. The property and business interruption insurance coverage we carry may be subject to fact-dependent and incident-specific exclusions or may not be adequate to compensate us fully for losses that may occur.
We rely on third parties to perform certain key functions, and their failure to perform those functions could result in the interruption of our operations and systems and could result in significant costs and reputational damage to us.
We rely on third parties, and other parties with which those third parties contract, to perform certain technology, processing, servicing and support functions on our behalf, and may in the future choose to transition a function previously managed by us to such third parties. In particular, we are in the process of transitioning a portion of our workloads from company-owned and co-located data centers to third-party cloud computing and hosting providers, including AWS. When we choose to transition a function to a third party, we may spend significant time and effort, incur higher costs than originally expected and experience delays in completing such transition. We may never realize any of the anticipated benefits of relying on such third parties, including acquisition of new customers, improved product features and positive financial results. While we use various methods to manage the cybersecurity risk of using third parties to perform key functions, third parties we use are vulnerable to operational and technological disruptions, including from cybersecurity incidents, which may negatively impact our ability to provide services to our customers, operate our business and fulfill our financial reporting obligations. We may have limited remedies against these third parties in the event of service disruptions. If third parties are unable to perform these functions on our behalf because of service interruptions or extended outages, or because those services are no longer available on commercially reasonable terms, our expenses could increase and our customers' use of our products could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business.
We substantially rely upon AWS to operate our platform, and any disruption of or interference with our use of AWS would adversely affect our business, results of operations and financial condition.
A substantial portion of our cloud infrastructure is provisioned through AWS, which hosts some of our products and platforms. Our customers need to be able to access our platform at any time, without interruption or degradation of performance. AWS runs its own platform that we access, and we are, therefore, vulnerable to service interruptions at AWS. We may experience interruptions, delays and outages in service and availability of AWS services due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints due to any number of potential causes, including technical failures, natural disasters, pandemics such as the COVID-19 pandemic, fraud or cybersecurity attacks, all of which could impact our service to our customers. In addition, if security of AWS is compromised, or our products or platform are unavailable or our users are unable to use our products within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected. In some instances, AWS or we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. It may become increasingly difficult to maintain and improve our platform performance, especially during peak usage times, as our products become more complex and the usage of our products increases. To the extent that we do not effectively address capacity constraints, either through AWS or alternative providers of cloud infrastructure, our business, results of operations and financial condition may be adversely affected. In addition, any changes in service levels from AWS may adversely affect our ability to meet our customers’ requirements, result in negative publicity which could harm our reputation and brand and may adversely affect the usage of our platform.
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
A network attack, a security breach or other cybersecurity incident could delay or interrupt service to our customers, harm our reputation, cause us to incur substantial costs, or subject us to significant liability.
We maintain an enterprise-wide cybersecurity program to manage the risks to our information systems from cybersecurity threats and incidents. Our operations depend on our ability to protect our information systems against interruption, a breach of confidentiality, or other damage from unauthorized entry, computer viruses, denial of service attacks and other security threats both within and beyond our control. These cybersecurity threats may arise from human error, fraud, or malice on the part of our employees, insiders, or third parties, or they may result from accidental technological failure. Any of these parties may also attempt to fraudulently induce employees, customers, or other third-party users of our systems to disclose sensitive information, wittingly or unwittingly, to gain access to our data or that of our customers or third parties with whom we interact.
As an operator of a large Internet infrastructure, the company is frequently targeted and experiences a high rate of attacks. These include the most sophisticated forms of attacks, such as advanced persistent threat attacks and zero-day threats. These forms of attacks include situations where the threat is not compiled or does not have detection signatures within our observation and threat indicators space until the moment it is launched. For example, we have experienced, and may experience in the future, distributed denial of service (DDoS) attacks aimed at disrupting service to our customers, attempts to place illegal or abusive content on our or our customers' websites, and other attacks on our systems by sophisticated threat actors. In addition, there has been an increase in the number of malicious software attacks in the technology industry generally, including newer strains of malware, ransomware and cryptocurrency mining software exploiting zero-day vulnerabilities in open source and third-party software. Moreover, retaliatory acts by Russia in response to economic sanctions or other measures taken by the international community against Russia arising from the Russia-Ukraine military conflict could include an increased number or severity of cyber attacks from Russia or its allies. For example, we have seen an increasing number of cyber attacks from threat actor groups located in or leveraging systems, sites and infrastructure hosted in the Russian region to target attacks on our infrastructure. Our response to any such attacks may be insufficient to protect our network and systems, especially as attacks increase in size and nation-state actors use attacks against political and economic adversaries.
Social engineering efforts may compromise our personnel or those of our third-party vendors, leading to unauthorized access to information systems we have a responsibility to protect, which could lead to the unauthorized acquisition of information, the unavailability of our information systems (or information contained on those systems) or the compromise of customer accounts. Despite efforts to promote security awareness and training for our personnel and vendors, malicious actors are increasingly sophisticated and successful in their use of social engineering techniques. We have experienced, and may continue to experience, social engineering attempts, some of which have been successful, including by a persistent threat actor group, which, among other things, has attempted to transfer customer domain names and has targeted customer domains related to cryptocurrency. Recent advances in AI may increase the sophistication of these types of attacks; for example, as attackers are able to create more personalized and targeted communications using information derived from people’s relationships, online behavior and preferences. We have taken steps and continue to work to enhance our cybersecurity and resilience against social engineering, requiring additional engineering efforts and modifications to our technology architecture as well as the expenditure of time and additional cost. We cannot guarantee that our efforts will be successful or that future social engineering incidents will not cause financial, operational and/or reputational harm.
We cannot guarantee that our backup systems and regular data backups will be adequate to protect against loss of our information or information of our customers and third parties. In addition, we cannot guarantee that our cybersecurity program, including our related security protocols, network protection mechanisms, cybersecurity awareness training, insider threat protection program, access controls, and other procedures and measures currently in place, or that may be in place in the future, will be adequate to prevent or remedy network and service interruptions, system failure, third-party operating systems and software vulnerabilities, damage to one or more of our systems, data loss, cybersecurity breaches or other cybersecurity incidents. Also, our products are cloud-based and we store our customers' data on our servers. Despite the implementation of cybersecurity measures, our information systems may be vulnerable to computer viruses, worms, other malicious software programs, social engineering attacks, insider threats, credential theft and related abuse, illegal or abusive content or similar disruptive problems caused by our customers, employees, consultants or other Internet users who attempt to invade or disrupt public and private data networks or to improperly access, use or obtain data.

We experience cybersecurity incidents, and any actual or perceived breach of our security could expose us to a risk of loss or litigation and possible liability, and could subject us to regulatory or other government inquiries or investigations, which will require us to expend significant capital and other resources to remediate the breach, any of which would harm our business, financial condition and operating results. For example, in March 2020, we discovered that a threat actor group had compromised the hosting login credentials of approximately 28,000 hosting customers to their hosting accounts as well as the login credentials of a small number of our personnel. We subsequently identified more than 5,000 additional hosting customers whose hosting login credentials were compromised in this incident. These hosting login credentials did not provide access to the hosting customers' main GoDaddy account. We have expended resources investigating and responding to this activity, notified the impacted customers, reported the activity to applicable regulatory authorities, and are responding to requests for information regarding our data privacy and security practices, including from the FTC pursuant to Civil Investigative Demands issued in July 2020 and October 2021. The timing of resolution and the outcome of these matters are uncertain and could result in our being subject to substantial monetary or other costs to our business. In November 2021, using a compromised password, an unauthorized third party accessed the provisioning system in our legacy code base for Managed WordPress (MWP), which impacted up to 1.2 million active and inactive MWP customers across multiple GoDaddy brands. We reported the MWP incident to applicable regulatory authorities and have responded to inquiries from customers, strategic partners, regulators, and the media. The timing of resolution and outcome of this matter are uncertain. In December 2022, an unauthorized third party gained access to and installed malware on our cPanel hosting servers. The malware intermittently redirected random customer websites to malicious sites. Based on our investigation, we believe these incidents are part of a multi-year campaign by a sophisticated threat actor group which, among other things, installed malware on our systems and obtained pieces of code related to some services within GoDaddy. To date, these incidents as well as other cyber threats and attacks have not resulted in any material adverse impact to our business or operations, but such threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. In case of a future incident, a history of past incidents, such as those mentioned herein, may subject us to a greater risk of significant costs and sanctions, or investigations into past incidents may be re-invigorated.
If the security of the personal, sensitive or confidential information, including payment card information, we or our vendors or partners maintain, including that of our customers and the visitors to our customers' websites stored in our information systems, is breached or otherwise subjected to unauthorized access, our reputation may be harmed and we may be exposed to liability.
Our business involves the storage and transmission of confidential information, including personal information and payment card information. In addition, nearly all of our products are cloud-based and we process such data for our customers on our servers, and on servers used by our vendors and partners, such as AWS. We take measures intended to protect the security, integrity and confidentiality of the personal information or other information, including payment card information, that we collect, store or transmit, but cannot guarantee that inadvertent or unauthorized use or disclosure of such information will not occur or that third parties, including nation-states and bad actors, or our personnel, or those of our vendors will not gain unauthorized or other malicious access to this information or systems where personal information is processed despite our preventative efforts or those of our vendors or partners.
If third parties succeed in penetrating our security measures or those of our vendors and partners, or in otherwise accessing or obtaining without authorization the personal, sensitive or confidential information, including payment card information we or our vendors and partners maintain, we could be subject to liability, loss of business, litigation, government investigations or other losses. As we continue to rely more on third-party and public-cloud infrastructures, such as AWS and other third-party service providers, we have become, and will become, more dependent on third-party security measures to protect against unauthorized access, cyber attacks and the mishandling of customer data. Increased handling of personal, sensitive or confidential information, including payment card information, by third parties may create increased risks of unauthorized disclosure, misuse or loss of these types of information and may require us to expend significant time and resources to address incidents of failure in such third parties' security measures. We also anticipate being required to expend significant resources to maintain and improve our oversight of vendors and other third parties with whom we share data or otherwise process data on our behalf. In addition, our customers and partners have in the past and may in the future request we produce evidence of our cybersecurity program as part of their own compliance programs. Responding to such requests may be costly and time consuming.
If we or our partners experience any breaches or sabotage of our security measures, or otherwise suffer unauthorized use or disclosure of, or access to, personal, sensitive or confidential information, including payment card information, we might be required to expend significant capital and resources to remediate these problems and protect against additional breaches or sabotage. We may not be able to remedy any problems caused by threat actors in a timely manner, or at all, due to, among other things, a lack of qualified personnel to handle such problems or the failure of our personnel to follow internal policies and procedures. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until after they are launched against a target, we and our vendors and partners may be unable to anticipate these techniques or to implement adequate preventative measures on a timely basis. Advances in computer capabilities, discoveries of new weaknesses, increased likelihood of nation-state cyber attacks (including retaliatory cyber attacks by Russia in response to economic sanctions resulting from the Russia-Ukraine military conflict), and other developments with software generally used by the Internet community, such as the Zenbleed and Downfall vulnerabilities, which exploit security flaws in processors manufactured by both AMD and Intel, continually evolving ransomware attacks, or developments related to vendor software (e.g., SolarWinds Orion product incident), also increase the risk that we, or our customers using our servers and services, will suffer a security breach. We or our partners may also suffer security breaches or unauthorized access to personal, sensitive or confidential information, including payment card information, due to employee error, rogue employee activity, unauthorized access by third parties acting with malicious intent or committing an inadvertent mistake, or social engineering. If a breach of our security or other cybersecurity incident occurs or is perceived to have occurred, the perception of the effectiveness of our security measures and our reputation could be harmed and we could lose current and potential customers.
Security breaches or other unauthorized access to personal, sensitive or confidential information, including payment card information, could result in mandatory customer, regulator, contractual, and/or payment card provider notifications, litigation, government investigations, adverse publicity, and claims against us for unauthorized purchases with payment card information, identity theft or other similar fraud claims, and claims for other misuses of personal information, including for unauthorized marketing purposes, which could result in a material adverse effect on our business, financial condition or reputation. Moreover, these claims could cause us to incur penalties from payment card associations (including those resulting from our failure to adhere to industry cybersecurity standards), or termination by payment card associations of our ability to accept credit or debit card payments, any of which could have a material adverse effect on our business and financial condition. Although we maintain cyber liability insurance coverage that may cover certain liabilities in connection with a security breach or other security incident, we cannot be certain our insurance coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms (if at all) or that any insurer will not deny coverage as to any future claim. In addition, certain insurers have denied coverage if a nation-state is declared the sponsor or perpetrator of such security breach or incident. For example, following the U.S., the UK, Canadian and Australian governments' attribution of Russia for the NotPetya ransomware attack, Zurich American Insurance Co. denied Mondelez International, Inc.'s claim for damages from that attack, which resulted in litigation between Zurich and Mondelez that was eventually settled prior to trial. In January 2022, a court in New Jersey permitted Merck & Co. to recover under its cyber insurance policies for a NotPetya attack, leading to a settlement prior to trial that was publicly announced in January 2024. These examples suggest there continues to be uncertainty across the cyber insurance market regarding the availability of coverage for nation-state-led cyber attacks. The successful assertion of one or more large claims against us that exceed available insurance coverage, the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, or denials of coverage based on "act of war" or similar exclusions triggered by attribution of an attack to a nation-state, particularly given the heightened risk of cyber attacks due to the ongoing Russia-Ukraine military conflict, could have a material adverse effect on our business, including our financial condition, results of operations and reputation.
We expect to continue to expend significant resources to protect against security breaches and other cybersecurity incidents. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of cloud-based products we offer and as we operate or expand our business into more countries.
If we experience fraudulent activity relating to our, or our third-party vendors' products and services, we could suffer service interruptions or incur substantial costs.
Our products and services, and the products and services of our third-party vendors and partners, may be subject to fraudulent usage, including but not limited to domain name hijacking, revenue share fraud, and other fraudulent schemes. In addition, although our customers are required to set passwords or personal identification numbers to protect their accounts, third parties have in the past been, and may in the future be, able to access and use our customers' accounts through fraudulent means. Fraudulent activity can result in, among other things, interruption of our services to our customers, and substantial and reputational harm. Although we implement multiple fraud prevention and detection controls, we cannot be certain that our efforts to address external fraudulent activity, such as revenue share fraud, domain name hijacking or other fraudulent use of our, or our third parties' and vendors' products and services, will be successful in eliminating these threats, any of which could adversely affect our business, results of operations and financial condition.

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
In the years ended December 31, 2023, 2022 and 2021, our marketing and advertising expenses were $352.9 million, $412.3 million and $503.9 million, respectively. If these costs or our customer acquisition costs increase or we fail to generate additional sales as a result of our marketing efforts, our business, operating results and financial performance could be adversely affected.
Our ability to increase sales of our products is highly dependent on the quality of our customer care. Our failure to provide high-quality customer care would have an adverse effect on our business, brand and operating results.
We believe our focus on high-quality customer care is critical to retaining, expanding and further penetrating our customer base, as well as generating additional sales of products to our customers. Our GoDaddy Guides have historically contributed significantly to our total bookings. For the years ended December 31, 2023, 2022 and 2021, approximately 9%, 10%, and 11% of our total bookings, respectively, were generated from the sale of product subscriptions by our GoDaddy Guides. Most of our current offerings are designed for customers who often self-identify as having limited to no technology skills. Our customers depend on our GoDaddy Guides to guide them as they create, manage and grow their identities, support their presence, both online and offline, and enable them with products to meet their commerce needs. Our GoDaddy Guides engage with customers through direct calls and/or via other communication channels, such as chat, social media and webcasts, and we continue to increase our self-serve solutions. As our customer base continues to grow, we must continue to broaden our portfolio of solutions, increase the scope of our solution deployments within our customers' IT infrastructure, and adapt our customer support organization to ensure our customers continue to receive the high level of customer service which they have come to expect. If we fail to maintain high quality customer care across our communications platforms to support our growing customers' needs, our reputation, financial results and business prospects may be materially harmed. Notwithstanding our commitment to customer care, our customers may occasionally encounter interruptions in service and other technical challenges, including those resulting from our GoDaddy Guides working remotely. An interruption in service and other challenges could negatively impact our business.
A portion of our GoDaddy Guides is engaged through third parties and not directly by us.
We continue to refine our efforts in customer care so we can adequately serve our domestic and international customers. A portion of our GoDaddy Guides is engaged through third parties and not directly employed by us. If our agreements with such third parties are terminated for any reason, including a breach of agreement, if such third parties or the GoDaddy Guides engaged through the third parties do not perform the level of service expected of GoDaddy or our customers, or if such GoDaddy Guides engage in misconduct, our business and reputation could be harmed and we may need to find and/or train alternative providers, which could increase our costs and delay services to our customers. In addition, such a disruption could adversely impact our ability to serve our customers and to sell products to new and existing customers and we may experience a decline in our subscription renewal rates and in our ability to cross-sell our products and our reputation may suffer, any of which could adversely affect our business, reputation and operating results.
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
Due to the workforce reductions implemented as part of our restructuring activities in the first and third quarters of 2023, our ability to attract, retain, and motivate highly qualified employees may be impacted and our reputation with current or prospective employees may be harmed. In addition, as a result of the COVID-19 pandemic, a substantial portion of our personnel, including our GoDaddy Guides, began working remotely. We anticipate working arrangements for most of our employees will continue to differ from the arrangements before the COVID-19 pandemic and the majority of our employees will continue to work from home on a full- or part-time basis. We continue to evaluate the effectiveness of these working arrangements on our employees and our business. With these alternate work arrangements we may experience difficulties onboarding and managing new employees and maintaining our corporate culture. Additionally, significant modifications to these arrangements, such as requiring our employees to return to the office on a full-time basis, may prove unpopular and impair our ability to attract or retain qualified personnel. As we expand our product offerings through acquisitions, we may become dependent on the services and contributions of key personnel who join us through such acquisitions. If we are unable to integrate and retain such personnel, our financial condition and operating results may be affected.
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
We maintain a network of different types of partners, some of which create integrations with our products. For example, we partner with Microsoft Corporation to offer Microsoft 365 email and related productivity tools and with Worldpay to offer certain Commerce products and services to Worldpay's customers. We also work to make certain of our products interoperable with services such as Yelp, Google, Amazon, WhatsApp and Instagram. In addition, we provide payment options for customers' websites through providers such as PayPal, Stripe, Block and Mercado Libre. We have invested and will continue to invest in partner programs to provide new product offerings to our customers and help us attract additional customers. However, our relationships with our partners may not be as successful in generating new customers as we anticipate, which could adversely affect our ability to increase our total customers. Further, these integrated products could require substantial investment while providing no assurance of return or incremental revenue. We also rely on some of our partners to create integrations with third-party applications and platforms used by our customers, such as the email encryption service provided by Proofpoint, Inc., email backup and migration services provided by SkyKick and email archiving services provided by Barracuda. If our partners fail to create such integrations, or if they change the features of their applications or alter the terms governing use of their applications in an adverse manner, demand for our products could decrease, which would harm our business and operating results. If we are unable to maintain our contractual relationships with existing partners or establish new contractual relationships with potential partners, we may not be able to offer the products and related functionality our customers expect, we may experience delays and increased costs in adding customers, and we may lose existing customers. Any ineffectiveness of our partner programs could materially adversely affect our business and results of operations and may cause reputational harm. In addition, our partners may increase the fees they charge us or offer their services on terms that are less than favorable to us, including in connection with renewal negotiations. Such increased costs or less than favorable terms could result in increased costs to customers and potential loss of customers, which could have an adverse impact on our results of operations.

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
We own one of our data centers and lease our remaining data center capacity from wholesale providers. We occupy our leased data center capacity pursuant to co-location service agreements with third-party data center facilities, which have built and maintain the co-located data centers for us and other parties. Although we have begun to service some of our customers through our cloud infrastructure as part of our partnership with AWS, we still serve customers from our GoDaddy-owned, Arizona-based data center as well as domestic and international co-located data center facilities in various locations. Although we own the servers in these co-located data centers and engineer and architect the systems upon which our platforms run, we do not control the operation of these facilities, and we depend on the operators of these facilities to ensure their proper security, maintenance and insurance.
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
A significant percentage of our revenue is processed through credit cards and other online payments. If our refunds or chargebacks increase, our processors could require us to create reserves, increase fees or terminate their contracts with us, which would have an adverse effect on our financial condition. Our failure to limit fraudulent transactions conducted on our websites, such as the fraudulent sale of domains on our aftermarket platform using stolen account credentials and credit card numbers, could increase the number of refunds we have to process and could also subject us to liability and adversely impact our reputation. Under credit card association rules, penalties may be imposed at the discretion of the association for inadequate fraud protection or excessive chargebacks. Any such potential penalties would be imposed on our credit card processor by the association. Under our contracts with our payment processors, we are required to reimburse them for such penalties. However, we face the risk that we may fail to maintain an adequate level of fraud protection or chargebacks and that one or more credit card associations or other processors may, at any time, assess penalties against us or terminate our ability to accept credit card payments or other forms of online payments from customers, which would have a material adverse effect on our business, financial condition and operating results. In addition, as we expand our presence in commerce through our GoDaddy Payments products and services, we face additional risks in payment processing due to customer screening, hardware failures, hardware servicing, manufacturing costs, and the procurement of hardware parts and materials and risks associated with the interface of our hardware products with third-party mobile devices.
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
•actual or perceived cybersecurity incidents;
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
Any one of the factors above, or the cumulative effect of some of the factors referred to above, may result in significant fluctuations in our quarterly or annual operating results, including fluctuations in our key financial and operating metrics, our ability to forecast those results and our ability to achieve those forecasts. This variability and unpredictability could result in our failing to meet our revenue, bookings or operating results expectations or those of securities analysts or investors for any period. In addition, a portion of our operating expenses are fixed in nature and based on forecasted revenue and bookings trends. Accordingly, in the event of revenue or bookings shortfalls, we are generally unable to mitigate with commensurate reductions in operating expenses in the short term, which could adversely impact our operating results.
We may release guidance in our quarterly earnings conference calls, quarterly earnings releases, or otherwise, based on predictions by management, which are necessarily speculative in nature. Our guidance may vary materially from actual results for a variety of reasons. If our revenue, bookings or other operating results, or the rate of growth of our revenue, bookings or operating results, fall below the expectations of our investors or securities analysts, or below any forecasts or guidance we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met our own or other publicly stated revenue, bookings or earnings forecasts. Our failure to meet our own or other publicly stated revenue, bookings or earnings forecasts, or failure to meet securities analyst or investor expectations even when we meet our own forecasts, could cause our stock price to decline and expose us to lawsuits, including securities class action suits. Such litigation could impose substantial costs and divert management's attention and resources.
We may not be able to maintain profitability in the future.
We had net income of $1,376 million, $353 million and $243 million for the years ended December 31, 2023, 2022 and 2021 respectively. While we have experienced revenue growth over these periods, we may not be able to sustain or increase our growth or maintain profitability in the future or on a consistent basis. We have in the past, and may in the future, experience lower growth rates in customer demand due to factors including inflation, foreign currency headwinds and other factors that may not be known to us at this time. We have incurred substantial expenses and expended significant resources to market, promote and sell our products. We also expect to continue to invest for future growth and to expand our product offerings. In addition, we expect to continue to incur significant accounting, legal and other expenses as a public company. Furthermore, we have incurred in recent periods, and may incur in future periods, large expenses which are not recurring, but which nonetheless negatively impact our operating results.
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
We may need to raise funds in the future, for example, to develop new technologies, expand our business, respond to competitive pressures, refinance our existing indebtedness and make acquisitions or other strategic arrangements. We may try to raise additional funds through public or private financings, strategic relationships or other arrangements or by refinancing our existing indebtedness.
Our ability to obtain any financing will depend on a number of factors, such as market conditions, our operating performance, investor interest and, in the case of debt financing, our then-current debt levels, expected debt amortization, interest rates and our credit rating. Volatility in the credit markets, including due to the recent bank failures, including the closures of Silicon Valley Bank and Signature Bank in March 2023, as well as the U.S. Federal Reserve Bank's actions and implementation of higher interest rates to combat inflation in the U.S., may have an adverse effect on our ability to obtain debt financing. Our credit rating may also be affected by our liquidity, financial results, economic risk or other factors, which may increase the cost of future financings. Any additional financing may not be available to us on acceptable terms or at all. If financing is not available, we may be required to reduce expenditures, including curtailing our growth strategies, forgoing acquisitions or reducing our product development efforts. If we succeed in raising additional funds through the issuance of equity or equity-linked securities, then existing stockholders could experience substantial dilution. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences and privileges senior to those of the holders of our Class A common stock. In addition, any such issuance could subject us to restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital, respond to competitive pressures and pursue business opportunities, including potential acquisitions. Further, to the extent we incur additional indebtedness or such other obligations, the risks associated with our significant debt described below, including our possible inability to service our debt, would increase. Additionally, events and circumstances may occur that would cause us to not be able to satisfy applicable draw-down conditions and utilize our revolving line of credit. Although we are subject to restrictions in the agreements governing our indebtedness, including our secured credit agreement (the Credit Facility) and our 5.250% Senior Notes due 2027 (the 2027 Senior Notes) and 3.500% Senior Notes due 2029 (the 2029 Senior Notes and collectively, the Senior Notes), on our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and may be amended with the consent of the requisite lenders or holders, as applicable. Accordingly, under certain circumstances, the amount of additional indebtedness that we may incur may be substantial.
Because we are generally required to recognize revenue for our products over the term of the applicable agreement, changes in our sales may not be immediately reflected in our operating results.
As described in Note 2 to our audited financial statements, we generally recognize revenue from our customers ratably over the respective terms of their subscriptions in accordance with generally accepted accounting principles in the U.S. (GAAP). Our subscriptions can range from monthly terms to multi-annual terms of up to 10 years, depending on the product. Accordingly, increases in sales during a particular period do not translate into immediate, proportional increases in revenue during such period, and a substantial portion of the revenue we recognize during a quarter is derived from deferred revenue from customer subscriptions we entered into during previous quarters. As a result, our margins may suffer despite substantial sales activity during a particular period, because GAAP does not permit us to recognize all of the revenue from our sales immediately. Conversely, a decline in new or renewed subscriptions in any one quarter may not be reflected in our revenue for that quarter and the existence of substantial deferred revenue may prevent deteriorating sales activity from becoming immediately observable in our statements of operations. In addition, we may not be able to adjust spending in a timely manner to compensate for any unexpected sales shortfall, and any significant shortfall relative to planned expenditures could negatively impact our business and results of operations.
Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our operating results and financial condition.
We are subject to income taxes in the U.S. and various foreign jurisdictions, and our domestic and international tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Significant judgment is required in determining our global provision for income taxes, deferred tax assets (DTAs) or liabilities (DTLs) and in evaluating our tax positions worldwide. While we believe our tax positions are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible these positions may be contested or overturned by jurisdictional tax authorities, which may have a significant impact on our global provision for income taxes. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the laws are issued or applied. Numerous countries have agreed to a statement in support of the Organization for Economic Co-operation and Development (OECD) model rules that propose a global minimum tax rate of 15% for companies with revenue above €750 million, calculated on a country-by-country basis, and E.U. member states have agreed to implement the global minimum tax. Certain countries have enacted or are expected to enact legislation to be effective as early as 2024, with widespread implementation of a global minimum tax expected by 2025. We are unable to predict when and how such rules will be enacted into law in these countries; however, it is possible that the implementation of relevant legislation could have a material effect on our liability for taxes. We will continue to monitor pending legislation and implementation by individual countries and evaluate the potential impact on our business in future periods.
Our future effective tax rates could be subject to volatility or adversely affected by several factors, including:
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
We entered into certain Tax Receivable Agreements (TRAs) with our pre-IPO owners. Subsequently, we entered into settlement and release agreements with respect to these TRAs (TRA Settlement Agreements), pursuant to which we settled all liabilities under the TRAs in exchange for aggregate payments totaling $850.0 million. If the Internal Revenue Service challenges the tax basis or net operating losses (NOLs) giving rise to payments under the TRAs, and the tax basis or NOLs are subsequently disallowed, the recipients of payments under those agreements will not reimburse us for any payments previously made to them under the TRA Settlement Agreements. Also, if we cannot achieve sufficient profitability in future periods, we will be unable to fully utilize the anticipated tax savings. Any such disallowance of estimated future tax reductions or failure to achieve anticipated tax savings could have a substantial negative impact on our liquidity and limit our ability to invest further in our business, including our ability to pursue future acquisition opportunities and share repurchases.
Our level of indebtedness could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business and our ability to react to changes in the economy or our industry, as well as divert our cash flow from operations for debt payments and prevent us from meeting our debt obligations.
We have a significant amount of indebtedness, including our Credit Facility and Senior Notes. Our level of indebtedness could have a material adverse effect on our business and financial condition, including:
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
We may incur significant additional indebtedness in the future. Although the agreements governing our indebtedness contain restrictions on our incurrence of additional indebtedness and entry into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions, and we may amend such agreements with the consent of the requisite parties thereto. In addition, these restrictions also do not prevent us from incurring certain obligations, such as trade payables.
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
Our ability to make interest payments on our indebtedness, repay such indebtedness at maturity and pay our other expenses, tax liabilities and dividends (if and when declared by our board of directors) will depend on our cash flow from operations and our compliance with the agreements governing our indebtedness.
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
We conduct operations worldwide through subsidiaries in various jurisdictions. Each of our subsidiaries is a distinct legal entity and may be subject to legal or contractual restrictions limiting their ability to make distributions to us, which could negatively affect our ability to make interest payments on our indebtedness, repay such indebtedness at maturity and pay our other expenses, tax liabilities and dividends (if and when declared by our board of directors). For example, our restricted subsidiaries may be able to incur encumbrances containing restrictions on their ability to pay dividends or make other intercompany payments to us. In the event we do not receive sufficient cash from our subsidiaries, we will be unable to make required payments on our indebtedness, satisfy our other expenses and tax liabilities and fund our operations, which would materially adversely affect our business, financial condition, results of operations and cash flows. In addition, if we repatriate funds from our international subsidiaries, we may be subject to a higher effective tax rate, which could negatively affect our results of operations and financial condition.
In the event of a default under our Credit Facility, our Senior Notes or any future agreements governing our indebtedness and our failure to obtain a waiver of such default, our lenders or note holders could exercise their right to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, which could have a negative impact on our ability to operate our business. In addition, the lenders under our Credit Facility could also elect to terminate their commitments, cease making further loans and institute foreclosure proceedings, and we may, as a result, seek protection under the U.S. bankruptcy code.
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
Additionally, we continue to face the following possibilities:
•the structure and accountability mechanisms contained in ICANN's bylaws, amended in November 2019, are not fully tested, which may result in ICANN not being accountable to its stakeholders and unable to make, implement or enforce its policies;
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
•our business as a vertically integrated operation of a registrar and registry could lead to increased regulatory scrutiny;
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
•multi-party review panels established by ICANN's bylaws may take positions unfavorable to our business; and
•changes in ICANN leadership could introduce uncertainty that could delay or postpone programs, such as the next round of new gTLD applications, and that could have a material impact on our business.
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
ICANN has periodically authorized the introduction of new TLDs and made domain names related to them available for registration. In 2012, ICANN significantly expanded the number of gTLDs through the first application round of the Expansion Program. This resulted in the delegation of new gTLDs in 2014. Since 2014, ICANN has not yet opened the second round of applications for new gTLDs, but continues to work towards doing so.

Our competitive position depends in part on our ability to gain access to these new TLDs. A significant portion of our business relies on our ability to sell domain name registrations to our customers, and any limitations on our access to newly created TLDs could adversely impact our ability to sell domain name registrations to customers, and thus could adversely impact our business. Furthermore, GoDaddy Registry is also impacted by delays of future gTLD application rounds. Although we expect to continue to sell and pursue operator rights for new gTLDs as they are introduced, our ability to obtain these rights, gain contracts to provide backend registry services, or sell new domains to our customers may be adversely impacted if the Expansion Program does not continue. In addition, if a new application round of the Expansion Program is not opened in the future, the reputation of the industry and our business and the financial and operational aspects of our business may be harmed.
The relevant domain name registry and ICANN impose a charge upon each registrar for the administration of each domain name registration. If these fees increase, it would have a significant impact upon our operating results.
Each registry typically imposes a fee in association with the registration of each domain name. For example, VeriSign, the registry for .com and .net, has a current list price of $9.59 annually for each .com registration, and ICANN currently charges $0.18 annually for most domain names registered in the gTLDs falling within its purview. In 2016, VeriSign and ICANN agreed that VeriSign will continue to be the exclusive registry for the .com gTLD through November 2024. In 2018, VeriSign and the U.S. Department of Commerce agreed to extend their Cooperative Agreement through 2024. As part of that extension, VeriSign has the right to raise .com wholesale prices up to 7% (per registration year) each year starting in November 2020, subject to ICANN's approval. In March 2020, VeriSign and ICANN amended the .com registry agreement to allow fees to be increased to no more than $10.26 annually for each .com registration. VeriSign has increased such fees in recent years and in February 2024, VeriSign announced it would increase the annual registry-level wholesale fee for new and renewal .com domain name registrations from $9.59 to $10.26, effective September 1, 2024. If fees continue to increase, costs to our customers could be higher, which could have an adverse impact on our results of operations. We have no control over ICANN, VeriSign or other domain name registries and cannot predict their future fee structures.
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
We are subject to governmental regulation and other legal obligations, particularly related to privacy, data and information security and cybersecurity. Our failure to comply with these or any future laws, regulations or obligations could subject us to sanctions and damages and could harm our reputation and business.
We are subject to a variety of laws and regulations, including regulation by various federal government agencies, including the FTC, FCC and state and local agencies, as well as privacy, data protection and cybersecurity laws in jurisdictions outside of the U.S. We collect personal, sensitive and confidential information, including payment card information from our current and prospective customers, website users and employees. The U.S. federal and various U.S. state and foreign governments have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personal, sensitive and confidential information, including payment card information, and the FTC and many state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of personal, sensitive and confidential information, including payment card information. Self-regulatory obligations, other industry standards, policies and other legal obligations may apply to our collection, distribution, use, security or storage of personal, sensitive and confidential information, including payment card information. These obligations may be interpreted and applied inconsistently from one jurisdiction to another and may conflict with one another, other regulatory requirements or our internal practices. Any failure or perceived failure by us to comply with U.S., E.U. or other foreign privacy or security laws, policies, industry standards or legal obligations or any security incident resulting in the unauthorized access to, or acquisition, release or transfer of, personal, sensitive and confidential information, including payment card information of our customers, employees or others, may result in governmental enforcement actions, litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.
We expect there will continue to be newly enacted and proposed laws and regulations as well as emerging industry standards concerning privacy, data protection, cybersecurity and AI in the U.S., the E.U. and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Such laws, regulations, standards and other obligations could impair our ability to, or the manner in which we, collect or use information to target advertising to our customers, thereby having a negative impact on our ability to maintain and grow our total customers and increase revenue. For example, California enacted the California Consumer Protection Act, as amended by the California Privacy Rights Act (CPRA, and collectively, CCPA) that, among other things, requires covered companies to provide certain disclosures to California residents and afford such residents certain rights, including the right to opt-out of the sale or sharing of their personal information, or opt-into certain financial incentive programs. Several other states have enacted, and others are considering enacting, similar data privacy and cybersecurity laws that may require disclosures or notices to consumers and the recognition of certain rights relating to personal information, any of which may require us to modify our data processing practices in the future, for which the cost and impact are currently not predictable. Future restrictions on the collection, use, sharing or disclosure of our users' data or additional requirements for express or implied consent of users for the use, disclosure or other processing of such information could increase our operating expenses, require us to modify our products, possibly in a material manner, or stop offering certain products, and could limit our ability to develop and implement new product features.
In particular, with regard to transfers to the U.S. of personal data (as such term is used in the GDPR and applicable E.U. member state legislation, and as similarly defined under the proposed ePrivacy Regulation) from our employees based in Europe and European customers and users, we historically relied upon the E.U.-U.S. Privacy Shield, as well as E.U. Model Clauses in certain circumstances. The E.U.-U.S. Privacy Shield was invalidated by the Court of Justice of the E.U. (CJEU) in July 2020 (Schrems II), and the E.U. Model Clauses have been subject to legal challenge and were updated in June 2021. Following Schrems II, we have an ongoing process to utilize Data Processing Agreements with our customers and vendors, where there is a transfer involving a third country, to incorporate other data transfer mechanisms, such as the 2021 Standard Contractual Clauses (SCCs), for personal data transfers between E.U. and non-E.U. countries without an adequacy decision from the European Commission. We will continue to transfer personal data pursuant to the SCCs, but the CJEA has indicated that sole reliance on SCCs for transfers of personal information outside the European Economic Area may not be sufficient in all circumstances and the transfers must be assessed on a case-by-case basis.
On July 10, 2023, the European Commission’s adequacy decision for the E.U.-U.S. Data Privacy Framework (DPF) entered into effect and the E.U.-U.S. DPF Principles (DPF Principles) entered into effect the same date. The DPF and the DPF Principles provide a new mechanism for transferring personal data from the European Economic Area (EEA) to the U.S., with the European Commission having determined that data transfers to the U.S. made by companies who have self-certified their adherence to the DPF and DPF Principles provides a level of data protection comparable to the protection offered in the E.U. However, this decision is facing legal challenges and ultimately may be invalidated by the CJEU just as was the E.U.-U.S. Privacy Shield. On July 17, 2023, the U.S. Department of Commerce recognized several GoDaddy entities, including Go Daddy Operating Company, LLC, as having self-certified their adherence to the DPF by virtue of their prior self-certification under the E.U.-U.S. Privacy Shield. We have updated our global privacy notice and certain other documents, as required by the DPF. If the E.U.-U.S. DPF is invalidated or it is determined that we are not eligible to continue to transfer personal data pursuant to the DPF, we intend to continue to rely upon the 2021 SCCs as an alternative transfer mechanism. In addition, the UK and the U.S. recently entered into an agreement regarding an extension of the E.U.-U.S. Data Privacy Framework to provide a new mechanism for transfer of personal data from the UK to the U.S., which is described as the UK-U.S. Data Bridge. We have self-certified our compliance with the UK-U.S. Data Bridge. If the UK-U.S. DPF is invalidated or it is determined that we are not eligible to continue to transfer personal information pursuant to the DPF, we intend to continue to rely upon the UK International Data Transfer Agreement for transfers of personal data from the UK to the U.S. Our failure or inability to comply with all requirements of the DPF or a challenge to our use of the 2021 SCCs could limit our ability to transfer data from the E.U., EEA, and UK to the U.S. However, we continue to implement appropriate technical and organizational measures to ensure a level of security appropriate to the risks associated herewith.
Notwithstanding the aforementioned measures, we may be unable to maintain legitimate means for our transfer and receipt of personal data from the E.U. and the EEA. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators in the EEA to apply different standards to the transfer of personal data from the EEA to the U.S., and to block, or require ad hoc verification of measures taken with respect to certain data flows from the EEA to the U.S. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf. We may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of EEA residents. The regulatory environment applicable to the handling of EEA residents' personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.

In addition, several other foreign countries and governmental bodies have laws and regulations concerning the collection, use, transfer and other processing of their residents' personal information, including payment card information, which are often more restrictive than those in the U.S. Although we believe we comply with those laws and regulations applicable to us, these obligations may be modified and interpreted in different ways by courts, and new laws and regulations may be enacted in the future. Within the EEA, the GDPR took full effect on May 25, 2018, and became directly applicable to companies established across E.U. member states. As the GDPR is a regulation rather than a directive, it applies throughout the EEA, but permits member states to enact certain supplemental requirements if they so choose. The GDPR also has broad extraterritorial effect on companies established outside the EEA, with stringent requirements for processors and controllers of personal data, and imposes significant penalties for non-compliance. Noncompliance with the GDPR can trigger fines of up to the greater of €20 million or 4% of global annual revenues. The UK exited the E.U. effective January 31, 2020, which has created uncertainty with regard to the regulation of data protection in the UK. In June 2021, the European Commission adopted an adequacy decision for data transfers from the E.U. to the UK. Nevertheless, this adequacy decision may be revisited and it remains to be seen how the UK's withdrawal from the E.U. will impact the manner in which UK data protection laws or regulations will develop and how data transfers to and from the UK will be regulated and enforced by the UK Information Commissioner's Office, E.U. data protection authorities, or other regulatory bodies in the longer term. In addition, some countries, such as India, are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.
On October 27, 2022, the E.U. published the Digital Services Act (DSA) in its Official Journal. The DSA, which requires governed companies to comply with its provisions beginning the first quarter of 2024, imposes new content moderation obligations, notice obligations, advertising restrictions and other requirements on digital intermediaries, including providers of intermediary services, hosting services and online platforms, which will cover certain products and services provided by the company and affiliate brands operating within the E.U. Noncompliance with the DSA could result in fines of up to 6% of annual global revenues, which are in addition to the ability of civil society organizations and non-governmental organizations to lodge class action lawsuits.
Any new laws, regulations, other legal obligations or industry standards, or any changed interpretation of existing laws, regulations or other standards may require us to incur additional costs and restrict our business operations. For example, many jurisdictions have enacted laws requiring companies to notify individuals of cybersecurity breaches involving certain types of personal data. These mandatory disclosures regarding a security breach, or any other disclosures we may choose to undertake, could result in an increased risk of litigation and/or negative publicity to us, which may cause our customers to lose confidence in the effectiveness of our cybersecurity measures which could impact our operating results. In addition, we are required under the GDPR and other privacy laws (including the UK version of the GDPR and U.S. state privacy laws) to respond to certain customers' data subject access requests (DSARs), each within a certain time period, which can entail responding to requests to know, access, correct, delete or transfer personal information we process. We may also be required to disclose what specific data we disclose or sell to, or share with, third parties. We are also required under the GDPR and other data privacy laws (including the UK version of the GDPR and U.S. state privacy laws) to honor certain customers' requests relating to our use of customers’ personal information for marketing and advertising purposes. We may dedicate significant resources to responding to our customers' DSARs, which could have a negative impact on our operating results. In addition, a failure to respond to DSARs properly could result in fines, negative publicity and damage to our business.
If our privacy or cybersecurity measures fail to comply with current or future laws, regulations, policies, legal obligations or industry standards, or are perceived to have done so, we have in the past been, and may be in the future, subject to litigation and/or regulatory investigations (including the FTC investigation discussed above), and may incur fines or other liabilities, as well as negative publicity and a potential loss of business. Moreover, if future laws, regulations, other legal obligations or industry standards, or any changed interpretations of the foregoing, limit our customers' ability to use and share personal information, including payment card information, or our ability to store, process and share such personal information or other data, demand for our products could decrease, our costs could increase and our business, operating results and financial condition could be harmed.
Activities of customers or the content of their websites could damage our reputation and brand or harm our business and financial results.
As a provider of Core Platform and Applications and Commerce products, we may be subject to potential liability and negative publicity for our customers' activities on or in connection with their domain names, their websites or for the data they store on our servers. In addition, as we expand our social media management and professional web services, we may be subject to potential liability for content we create on behalf of our customers. Although our terms of service prohibit the illegal use of our products by our customers and permit us to take down or suspend websites or take other appropriate actions in response to illegal uses, customers may nonetheless engage in prohibited activities or upload or store content on our products in violation of applicable law or the customer's own policies, which could subject us to liability. Furthermore, our reputation and brand may be negatively impacted by customer actions and website content that are deemed hostile, offensive or inappropriate. We do not proactively monitor or review the appropriateness of the domain names our customers register or the content of their websites, and we do not have control over customer activities. The safeguards we have in place may not be sufficient to avoid harm to our reputation and brand, especially if such hostile, offensive or inappropriate customer content is high profile or misinterpreted as content supported by us.
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
•The Communication Decency Act (CDA) generally protects Internet service providers that do not create or develop website content posted by customers from liability for certain activities of customers through regulation of Internet content unrelated to intellectual property. Under the CDA, we are generally not responsible for the customer-created content hosted on our servers and thus are generally immunized from liability for torts arising from, for example, the posting of defamatory or obscene content. As we increasingly create content for our customers, we may not be able to rely on such safe harbors, and we may be held liable for such content under the DMCA and the CDA.
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
In addition, other bodies of law, including state criminal laws, may be deemed to apply or new statutes or regulations may be adopted in the future, any of which could expose us to further liability and increase our costs of doing business. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results. For example, the Stop Enabling Sex Traffickers Act and the Allow States and Victims to Fight Online Sex Trafficking Act may limit the immunity previously available to us under the CDA, which could subject us to investigations or penalties if our customers' activities are deemed illegal or inappropriate. In addition, the DSA, a package of legislation intended to update the liability and safety rules for digital platforms, products and services, could negatively impact the scope of the limited immunity provided by the E-Commerce Directive in the E.U.
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
As of December 31, 2023, we had 368 issued patents in the U.S. and other countries covering various aspects of our product offerings. Additionally, as of December 31, 2023, we had 12 pending U.S. and international patent applications and intend to file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations or in certain jurisdictions, and may choose to abandon patents that are no longer of strategic value to us, in each case even if those innovations have financial value to us. In addition, under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative processes or litigation. In addition, issuance of a patent does not assure that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.
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
As of December 31, 2023, we had 583 registered and 25 pending trademarks in jurisdictions including the U.S., E.U., UK, China and Germany; we have also filed a trademark application for GoDaddy Airo. We have also registered, or applied to register, the trademarks associated with several of our leading brands in the U.S. and in certain other countries, including for our logo launched in January 2020, the "Go." Competitors and others may have adopted, and in the future may adopt, tag lines or service or product names similar to ours, which could impede our ability to build our brands' identities and possibly lead to confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered and common law trademarks or trademarks incorporating variations of the terms or designs of one or more of our trademarks and opposition filings made when we apply to register our trademarks.
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

We are involved in intellectual property claims and litigation asserted by third parties and may be subject to additional claims and litigation in the future, which could result in significant costs and substantial harm to our business and results of operations.
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
Occasionally, one of our customers may register a domain name identical, or similar, to a third party's trademark or the name of a living person. These occurrences have in the past and may in the future lead to our involvement in disputes over such domain names. Disputes involving registration or control of domain names are often resolved through the Uniform Domain Name Dispute Resolution Policy (UDRP), ICANN's administrative process for domain name dispute resolution, or less frequently through litigation under the ACPA, or under general theories of trademark infringement or dilution. The UDRP generally does not impose liability on registrars, and the ACPA provides that registrars may not be held liable for registration or maintenance of a domain name absent a showing of the registrar's bad faith intent to profit from the trademark at issue. However, we may face liability if we act in bad faith or fail to comply in a timely manner with procedural requirements under these rules, including forfeiture of domain names in connection with UDRP actions. In addition, domain name registration disputes and compliance with the procedures under the ACPA and UDRP typically require at least limited involvement by us and, therefore, increase our cost of doing business. The volume of domain name registration disputes may increase in the future as the overall number of registered domain names increases. Moreover, as the owner or acquiror of domain name portfolios containing domains we provide for resale, we may face liability if one or more domain names in our portfolios, or our resellers' portfolios, are alleged to violate another party's trademark. Although we screen the domain names we acquire to mitigate the risk of third-party infringement claims, we, or our resellers, may inadvertently register or acquire domains that infringe or allegedly infringe third-party rights. If intellectual property laws diverge internationally or are interpreted inconsistently by local courts, we may be required to devote additional time and resources to enhancing our screening program in international markets. For example, we are involved in a large number of claims in India involving the registration of domain names alleged to incorporate strings of text matching third-party trademarks. While these claims are individually and collectively immaterial, they may require additional time and resources to resolve, and as we expand internationally, we face additional intellectual property claims. Moreover, advertisements displayed on websites associated with domains registered by us may contain allegedly infringing content placed by third parties. We may face liability and increased costs as a result of such third-party infringement claims.
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
In some jurisdictions in which we operate or maintain business, such as India and China, laws and regulations may require us to locally host at least an instance of the data collected in that jurisdiction and in some cases may apply restrictions to the export or transfer of that data across borders. Such data localization laws and regulations may increase our overall data center operating costs by requiring duplicative local facilities, network infrastructure and personnel, and by potentially increasing the resources required to process governmental requests for access to that data. This may also increase our exposure to government requests for censorship and to data breaches in general. We continue to explore strategies to limit such risks, but cannot guarantee that our efforts will be successful.
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
Due to the global nature of the Internet, it is possible that any U.S. or foreign federal, state or local taxing authority might attempt to regulate our transmissions or levy transaction, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are regularly reviewing the appropriate treatment of companies engaged in e-commerce. New or revised international, federal, state or local tax regulations may subject either us or our customers to additional sales, income and other taxes. In particular, after the U.S. Supreme Court's ruling in South Dakota v. Wayfair, U.S. states may require an online retailer with no in-state property or personnel to collect and remit sales tax on sales to such states' residents. We cannot predict the effect of current attempts to impose sales, income or other taxes on e-commerce. New or revised taxes, particularly sales and other transaction taxes, would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the Internet. New taxes could also create significant increases in internal costs necessary to capture data and to collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations.
Our payments-related operations, including GoDaddy Payments, are subject to various laws, regulations, restrictions and risks. Our failure to comply with such rules, regulations, and restrictions regarding our payments-related operations could materially harm our business.
We are subject, and may become subject, to various restrictions with respect to our payments-related operations and payments products and services, including under U.S. federal, U.S. state and international laws and regulations, as well as restrictions set forth in agreements we have with payment card networks and third-party payment service providers.
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
Payment Card Networks. We partner with payment card networks including Visa, MasterCard and American Express to conduct both our and GoDaddy Payments' payment processing. These payment card networks have adopted rules and regulations that apply to all merchants who accept their payment cards including special operating rules that apply to GoDaddy Payments as a "payment facilitator" providing payment processing services to our GoDaddy Payments' customers. Each payment card network has discretion to interpret its own network operating rules and may make changes to such rules at any time. Changes to such rules could include increasing the cost of, imposing restrictions on, or otherwise impacting the development of, our GoDaddy Payments' retail point-of-sale solutions, which may negatively affect their deployment and adoption and could ultimately harm our business. In addition, these payment card networks may in the future increase the interchange fees and assessments that they charge for each transaction on their networks, and may impose special fees or assessments on any transactions on their networks. Our payment card networks have the right to pass any increases in interchange fees and assessments on to us, which could increase our costs and thereby adversely affect our financial performance.
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
Third-Party Payment Service Providers. We have agreements in place with companies that process credit and debit card transactions on our and GoDaddy Payments' behalf. These agreements allow these payment processors, under certain conditions, to hold an amount of our, or in the case of GoDaddy Payments its customers' cash (referred to as a "holdback") or require us to otherwise post security equal to a portion of bookings that have been processed by that company. These payment processors may be entitled to a holdback or suspension of processing services upon the occurrence of specified events, including material adverse changes in our financial condition. An imposition of a holdback or suspension of payment processing services by one or more of our payment processors could materially reduce our liquidity. Further, the software and services provided by payment processors may fail to meet our expectations, contain errors or vulnerabilities, be compromised, or experience outages. Any of these risks could cause us to lose our ability to process payments, and our business and operating results could be adversely affected.
GoDaddy Payments' risk management efforts may not be effective, and we could be exposed to substantial losses and liability which could substantially harm our business.
GoDaddy Payments offers payment processing and other payments products and services to our customers. We have programs to vet and monitor these customers and the transactions we process for them as part of our risk management efforts, but such programs require continuous improvement and may not be effective in detecting and preventing fraud and illegitimate transactions. When GoDaddy Payments' payments services are used to process illegitimate transactions, and we settle those funds to customers and are unable to recover them, we suffer losses and liability. As a greater number of sellers, including customers with larger sale volumes, use GoDaddy Payments' services, our exposure to material losses from a single seller, or from a small number of sellers, will increase.

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
In recent years, shareholder activists have become involved in numerous public companies. Shareholder activists frequently propose to involve themselves in the governance, strategic direction and operations of companies, including companies' efforts regarding environmental, sustainability and governance standards. For example, Starboard Value L.P., an activist investor, has reported, as of January 2024, that it holds an approximately 6.2% beneficial ownership interest in our outstanding common stock. Responding to actions by activist shareholders, such as requests for special meetings, potential nominations of candidates for election to our board of directors, requests to pursue a strategic combination or other transaction, or other special requests may disrupt our business and divert the attention of management and employees. In addition, any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, be exploited by our competitors, cause concern to our current or potential customers and make it more difficult to attract and retain qualified personnel and business partners, any of which could negatively impact our business. Shareholder activism could result in substantial costs. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals of our business.
Our share price may be volatile, and you may lose all or part of your investment.
The trading price of our Class A common stock has in the past been, and is likely to continue to be, highly volatile and these fluctuations could cause you to lose all or part of your investment in our common stock. Since shares of our Class A common stock were sold in our initial public offering in April 2015 at a price of $20.00 per share, the reported high and low sales prices of our Class A common stock have ranged from $21.04 to $115.07 per share through February 23, 2024. Factors that may cause the market price of our Class A common stock to fluctuate include:
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
•actual or perceived privacy or cybersecurity incidents;
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
Our charter and bylaws provide for, among other things:
•the ability of our board of directors to issue one or more series of preferred stock with voting or other rights or preferences that could have the effect of impeding the success of an attempt to acquire us or otherwise effect a change in control of the company;
•advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at stockholder meetings; and
•certain limitations on convening special stockholder meetings.
At our 2022 annual meeting of stockholders, our stockholders approved certain amendments to our charter, including the recommendation of our board of directors to eliminate its classified structure.
The declassification of the board of directors will be a phased-in approach. Beginning with the 2023 annual meeting of stockholders, each director nominated to serve on our board of directors has been nominated to serve for one-year terms. Our board of directors will be completely declassified, and all directors will be elected on an annual basis to serve one-year terms, beginning with the 2025 annual meeting of stockholders. In all cases, each director will hold office until his or her successor is elected and qualified, or until his or her earlier resignation or removal. Until the board of directors is fully declassified at the 2025 annual meeting of stockholders, the classification of our board of directors prevents our stockholders from changing the membership of the entire board of directors at a single annual meeting.
Our bylaws designate the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial form for disputes with us.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of or based on a breach of a fiduciary duty owed by any of our current or former directors, officers, or other employees to us or our stockholders, (iii) any action asserting a claim against us or any of our current or former directors, officers, employees, or stockholders arising pursuant to any provision of the Delaware General Corporation Law, our charter, or our bylaws, or (iv) any other action asserting a claim governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants. Our bylaws provide that the U.S. federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action under the Securities Act.

This choice of forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits. Alternatively, if a court were to find the choice of forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.
We currently do not intend to pay dividends on our Class A common stock.
We have never declared or paid any dividends on our common stock, and we currently do not intend to pay dividends to the holders of our Class A common stock. Our ability to pay dividends on our Class A common stock is limited by our existing indebtedness and may be further restricted by the terms of any future debt incurred or preferred securities issued by us or our subsidiaries or by law. As a result, any capital appreciation in the price of our Class A common stock may be your only source of gain on your investment in our Class A common stock.
We cannot guarantee we will make any additional repurchases of our Class A common stock.
In the past, our board of directors has approved the repurchase of shares of our Class A common stock. In August 2023, our board of directors approved the repurchase of up to an additional $1,000.0 million of our Class A common stock. Such approval was in addition to the amount remaining available for repurchases under prior approvals of our board of directors, such that our total approved authority under the program is $4,000.0 million of shares of our Class A common stock through 2025. Under this or any other future share repurchase programs, we may make share repurchases through a variety of methods, including open market share purchases, accelerated share repurchase programs, block transactions or privately negotiated transactions, in accordance with applicable federal securities laws. During the year ended December 31, 2023, we repurchased shares of our Class A common stock in the open market, which were retired upon repurchase, for an aggregate purchase price of $1,264.4 million. Of the $4,000.0 million authorized for repurchase, we have repurchased shares representing a cumulative total of $2,564.5 million and as of December 31, 2023, we had $1,435.5 million of remaining authorization available for repurchases. Future share repurchase programs may have no time limit, may not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
General macro-economic conditions, such as higher interest rates, inflation in the cost of goods and services including labor, a recession or an economic slowdown in the U.S. or internationally could adversely affect our operations as well as demand for our products and services, including our aftermarket and hosting services, which may make it difficult to accurately forecast and plan our future business activities. For example, U.S. and global markets have been experiencing volatility and disruption due to interest rate and inflation increases, such as higher inflation rates in the U.S., which rose in the second half of 2021 and have remained above the Federal Reserve's inflation target, as well as the continued escalation of geopolitical tensions, including those as a result of the conflicts between Russia and Ukraine and in the Middle East. We have experienced and continue to experience inflationary pressures in certain areas of our business. Although our business has not yet been materially negatively impacted by such inflationary pressures, we cannot be certain that neither we nor our customers will be materially impacted by continued pressures. To the extent conditions in the domestic and global economy change, our business could be harmed as current and potential customers may reduce or postpone spending or choose not to purchase or renew subscriptions to our products, or may choose not to use certain of our other services, which they may consider discretionary. If our customers face decreased consumer demand, increased regulatory burdens or more limited access to international markets, we may face a decline in the demand for our products and services, and our operating results could be adversely impacted.

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
Investors, regulators, customers, employees and other stakeholders are increasingly focused on environmental, social and governance (ESG) matters. If we fail, or are perceived to fail, to make progress or achievements, or to maintain ESG practices that meet evolving regulations and stakeholder expectations, or if we revise any of our ESG commitments, initiatives or goals, our reputation and our ability to attract and retain employees could be harmed, we may receive negative media attention and we may be negatively perceived by our investors or our customers. To the extent that our required and voluntary disclosures about ESG matters increase, we could also be questioned about the accuracy, adequacy, or completeness of such disclosures and our reputation could be negatively impacted. In addition, regulatory requirements with respect to climate change and other aspects of ESG may result in increased compliance requirements on our business and supply chain, and may increase our operating costs.
We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate the material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, which could have a material adverse effect on our business and the market price of our stock.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm is required to audit such internal control.
As discussed below in Part II, Item 9A, “Controls and Procedures,” our management (i) identified a material weakness in the design of our controls related to the accounting for income taxes and related disclosures with regard to management review controls and the completeness and accuracy of information used in the execution of those controls and (ii) concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to this material weakness.
This material weakness did not result in any material misstatements to our consolidated financial statements or any changes to previously filed financial statements, and we have concluded that our financial statements and other financial information included in this Annual Report and other periodic filings present fairly, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in accordance with GAAP.
We have drafted documentation to respond to, and are developing a comprehensive plan to remediate as soon as possible, this material weakness. However, we may not be successful in remediating this material weakness in the near-term, or at all, or be able to identify and remediate any additional control deficiency, including any material weakness, that may arise in the future. If we fail to remediate the material weakness or any future deficiencies or fail to otherwise maintain the adequacy of our internal controls, that could result in a restatement of our financial statements for prior periods, a decline in the market price of our stock, one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits, or other adverse actions requiring us to incur defense costs or pay fines, settlements, or judgments.
In addition, any failure to design or operate effective controls, any difficulties encountered in their implementation or improvement, or any failure to implement adequate internal controls for our acquired companies could (i) harm our operating results, (ii) cause us to fail to meet our reporting obligations, (iii) adversely affect the results of management evaluations and independent registered public accounting firm audits of our internal control over financial reporting, which we are required to include in our periodic reports filed with the SEC, or (iv) cause investors to lose confidence in our reported financial and other information, any of which could have a negative effect on our stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE in the future.
Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events, whether due to climate change or otherwise, and to interruption by man-made events such as terrorism and civil unrest.
Our continued growth depends on the ability of our customers to access our products, services and customer support at any time and within an acceptable amount of time. In addition, our ability to access certain third-party solutions is important to our operations and the delivery of our products, services and customer support. Although we have disaster recovery plans in place, a significant natural disaster, such as an earthquake, fire or flood or other unusual or prolonged adverse weather patterns, whether due to climate change or otherwise, or acts of terrorism, civil unrest, pandemics, such as the COVID-19 pandemic, international conflicts, such as the conflicts between Russia and Ukraine and in the Middle East, or other similar events beyond our control could cause disruptions in our business or the business of our infrastructure vendors, data center hosting providers, partners or customers, our infrastructure vendors' abilities to provide connectivity and perform services on a timely basis or the economy as a whole. In the event our or our service providers' IT systems' abilities are hindered by any of the events discussed above, we and our customers' websites could experience downtime, and our products could become unavailable. A prolonged service disruption for any of the foregoing reasons would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the services we use.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
GoDaddy maintains an enterprise-wide cybersecurity program designed to manage risks to the company's information systems from cybersecurity threats and cybersecurity incidents.
Board and Audit and Finance Committee Governance
Our board of directors (the Board) is committed to managing data privacy and cybersecurity risks as part of the company's overall risk management framework. The Board oversees the company's cybersecurity risk management program through the Board's Audit and Finance Committee (the Audit Committee). The Audit Committee is responsible for overseeing and reviewing with management GoDaddy's cybersecurity matters. The Audit Committee receives verbal and written reports at least quarterly from GoDaddy's Chief Information Security Officer (CISO) regarding the state of the company's cybersecurity risk management program, the company's current material cybersecurity risks, and general cybersecurity-related risks. The Audit Committee consists of Board members with a diversity of expertise in risk management, technology, finance and cybersecurity, including oversight of security teams. In addition, the company's CISO and Chief Technology Officer (CTO) provide the full Board with written quarterly and annual reports on the state of the company's cybersecurity program and material cybersecurity-related risks, and the chair of the Audit Committee provides a quarterly summary of the Audit Committee's cybersecurity discussion to the full Board.
Management of Cybersecurity Risk
GoDaddy management is responsible for identifying, assessing, and managing the company's material cybersecurity risks on an ongoing basis, establishing processes designed to ensure that potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation and remediation measures and maintaining the company's cybersecurity programs.

GoDaddy's CISO has primary responsibility for overseeing the company's programs for identifying, assessing, and managing the company's cybersecurity risks. The CISO reports directly to the company's CTO and also regularly provides reports and updates to the company's CEO on significant cybersecurity-related matters relevant to the company's cybersecurity risk. The company's CISO has more than 18 years' experience in cybersecurity, networking, and related technologies. The company's CTO has more than 25 years' experience in network security and other related technologies. The company's CEO has more than 27 years' experience in ecommerce technology, engineering, and other related areas.
The CISO, CTO, and CEO work together to assess and manage cybersecurity-related risks. The CISO is responsible for day-to-day operations working with an enterprise-wide cybersecurity team that provides 24/7/365 support. The CISO regularly confers with the CTO and CEO on cybersecurity matters, including providing notice of cybersecurity threats and incidents, including those that have the potential to have material effects. The CISO also provides written monthly and quarterly reports on the state of the company's cybersecurity program and cybersecurity risks to the CTO, CEO, and other key executives. As noted above, the CISO and CTO also provide regular reports to the Audit Committee and the Board.
The company's cybersecurity policies, procedures, and strategies primarily are implemented by the company's information security department, which reports directly to the CISO. The company's information security department performs functions that include but are not limited to general security operations, event monitoring, incident response, vulnerability management, policy and procedure development, security compliance, product development support, product security readiness testing, third-party vendor security assessments, and penetration testing. Other personnel and departments in the company also assist with cybersecurity risk management, including but not limited to the company's technology organization and the company's privacy, legal, third-party risk management, and corporate audit services teams. The company also has developed processes to integrate cybersecurity risk management within the company's product and software development processes.
In addition, product teams and business unit leaders are involved in cybersecurity risk management during product development with support from our enterprise-wide security team supervised by the CISO.
Third-Party Consultants and Auditors
GoDaddy maintains industry certifications for some of the services we provide, including certifications relating to our GoDaddy Registrar, Registry, Domains, and Commerce businesses. We use third-party auditors and consultants in connection with obtaining and maintaining our certifications for certain products and services. We also have engaged third-party consultants in the past and may engage third-party consultants in the future for specific projects and engagements, such as responding to cybersecurity incidents. Our third-party financial auditors also include material cybersecurity risks and events as part of their financial audits.
Third-Party Cybersecurity Risk Management
We engage with third parties to provide us with hardware, software, and services to operate our information systems and run our business. In particular, we host a substantial portion of our IT infrastructure and data on services maintained by Amazon Web Services. When engaging a third-party vendor or service provider, we use a variety of processes and controls to identify and oversee risks relating to that engagement, which may include one or more of the following depending on the scope and nature of the engagement:
•incorporating provisions in vendor contracts that require third parties meet certain minimum cybersecurity standards based on the nature of the product or service provided;
•installing monitoring software and other tools to detect malicious software and activities in systems operated by third parties;
•maintaining processes for monitoring for and applying updates and patches to third-party hardware and software to address vulnerabilities; and
•performing security and data privacy assessments before engaging new vendors or acquiring new hardware and software.
We also rely on third parties to provide hardware, software, and services relating to our cybersecurity program. We apply similar controls to third-party providers of cybersecurity services that we apply to other IT hardware, software, and services described above. Our control over and ability to monitor the security posture of third parties with whom we do business remains limited and there can be no assurance that we can prevent, mitigate or remediate the risk of any compromise or failure in the security infrastructure owned or controlled by such third parties. Additionally, any contractual protections with such third parties, including our right to indemnification, if any at all, may be limited or insufficient to prevent a negative impact on our business from such compromise or failure.
Cybersecurity Threat Monitoring and Incident Response
GoDaddy monitors for threats to our information systems on an ongoing basis through a combination of automated intrusion detection monitoring solutions, review of log data, and other related activities. We also require security training for all GoDaddy personnel, including instructions regarding the proper methods for reporting potential cybersecurity incidents that are not captured through our monitoring solutions. We also provide mechanisms for interested third parties, including security researchers and law enforcement to provide us notice of potential cybersecurity threats.
Potential and actual cybersecurity incidents primarily are handled by our internal incident response team, which is supervised by our CISO. Our incident response team is responsible for assessing the potential risk posed by an incident, providing notice to appropriate stakeholders in the company based on the perceived risk, and coordinating the assessment, containment, mitigation, and remediation efforts. Depending on the severity and scope of the incident, we may also engage external consultants. Security personnel and consultants retained by our service providers may also be involved in cases where our vendors experience a cybersecurity incident. In the event of a potentially material cybersecurity incident, we have defined processes for escalating the incident for determination of whether the incident is material and requires filing of a notification on Form 8-K or other notification required under applicable laws and regulations.
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
Item 3. Legal Proceedings
On June 7, 2022, IBEW Local Union 481 Defined Contribution Plan and Trust, a purported shareholder (the Plaintiff), filed a shareholder derivative complaint in the Delaware Court of Chancery against certain current and former officers and directors of the company and the company as a nominal defendant. The complaint asserts claims of breach of fiduciary duty and corporate waste relating to the approval of the TRA Settlement Agreements (defined above) described in the section titled "Risk Factors" above. The complaint seeks awards of monetary damages and restitution from the defendants on behalf of the company, an order directing the company to implement changes to its corporate governance and internal procedures, and an award of attorneys’ fees and costs. Plaintiff filed an amended complaint in lieu of opposing the company's initial motion on November 4, 2022. The company filed a motion to dismiss the amended complaint on January 6, 2023; briefing was completed on April 27, 2023. On August 24, 2023, the Court denied the company's motion to dismiss the amended complaint. On September 21, 2023, the company's Board of Directors resolved to form a Special Litigation Committee (the SLC) that is vested with the full authority of the Board to take any such action with respect to this litigation that the SLC in its sole discretion deems to be in the best interests of the company. The matter is currently stayed pending the SLC's investigation of the allegations.
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
The following graph compares, for the five year period ending December 31, 2023, the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the Standard & Poor's 500 Index (S&P 500) and the NASDAQ Internet Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index. The returns shown are based on historical results and are not intended to suggest future performance. See the disclosures in Part I, Item 1A. "Risk Factors."
Holders of Record
As of December 31, 2023, there were 20 holders of record of our Class A common stock, although we believe there are a significantly larger number of beneficial owners because many shares are held by brokers and other institutions on behalf of stockholders.
Dividend Policy
We have not paid any dividends on our Class A common stock and we currently do not intend to pay dividends. If, however, we decide to pay a dividend in the future, we would need to cause our subsidiaries to make distributions to us in an amount sufficient to cover such dividend. Each of our subsidiaries is a distinct legal entity and may be subject to legal or contractual restrictions limiting their ability to make distributions to us. For example, Desert Newco is generally prohibited under Delaware law from making a distribution to us to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Desert Newco (with certain exceptions) exceed the fair value of its assets. Desert Newco's subsidiaries are generally subject to similar legal limitations on their ability to make distributions to Desert Newco.
Our ability to pay dividends is also limited by the covenants of our existing indebtedness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."
Share Repurchases
Our board of directors has authorized the share repurchase programs described in Note 5 to our financial statements. Share repurchase activity during the three months ended December 31, 2023 pursuant to our share repurchase programs was as follows:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs (in millions)
October 1 - October 31	1,601	$73.66	1,601
November 1 - November 30	16	$73.19	16
December 1 - December 31	—		—
Total	1,617		1,617	$1,435.5
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
This section generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussion of 2021 items and comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K for the year ended December 31, 2022.
(Throughout the tables and this discussion and analysis, dollars are in millions, excluding average revenue per user (ARPU), and shares are in thousands.)
Overview
We are a global leader serving a large market of entrepreneurs, developing and delivering easy-to-use products in a one-stop shop solution alongside personalized guidance. We serve small businesses, individuals, organizations, developers, designers and domain investors. We manage and report our business in the following two segments:
•Applications and Commerce (A&C), which primarily consists of sales of products containing proprietary software, notably our website building products, as well as our commerce products and third-party email and productivity solutions and sales of certain products when they are included in bundled offerings of our proprietary software products.
•Core Platform (Core), which primarily consists of sales of domain registrations and renewals, aftermarket domain sales, website hosting products and website security products when not included in bundled offerings of our proprietary software products as well as sales of products not containing a software component.

Financial Highlights
Below are our key consolidated financial highlights for 2023, with comparisons to 2022.
•Total revenue of $4,254.1 million, an increase of 4.0%, or approximately 4.6% on a constant currency basis(1).
•International revenue of $1,381.1 million, an increase of 3.5%, or approximately 5.3% on a constant currency basis(1).
•Total bookings of $4,603.1 million, an increase of 4.3%, or approximately 4.7% on a constant currency basis(1).
•Operating income of $547.4 million, an increase of 9.7%.(2)
•Net income of $1,375.6 million, an increase of 289.8%.(2)
•Normalized EBITDA(3) of $1,134.5 million, an increase of 12.0%.
•Net cash provided by operating activities of $1,047.6 million, an increase of 6.9%.
(1) Discussion of constant currency is set forth in "Quantitative and Qualitative Disclosures about Market Risk."
(2) Our operating results for the year ended December 31, 2023 included $90.8 million in restructuring and other charges, as further discussed in Note 14 to our financial statements. Net income for the year ended December 31, 2023 included a $971.8 million benefit for income taxes primarily due to a $1,014.0 million release of the majority of our domestic valuation allowance.
(3) A reconciliation of Normalized EBITDA to net income, its most directly comparable GAAP financial measure, is set forth in "Reconciliation of NEBITDA" below.
Our Financial Model
We have developed a stable and durable business model driven by strong brand recognition, efficient customer acquisition, high customer retention rates and increasing lifetime spend of our customers. We have broadened our business model over the past several years to encompass a meaningful set of transactional relationships with our customers in areas such as aftermarket, commerce and payments and reseller agreements where one account may give us access to many users. We have also observed an increase in users that have converted from owning paid to free subscriptions during this time, coinciding with our experimentation with freemium services as our customers engage in more varied types of business with us.
We grew our total customers from 20.1 million as of December 31, 2020 to 21.0 million as of December 31, 2023, through a combination of our industry leading products built on a cloud platform, brand advertising, direct marketing efforts, customer referrals, world-class customer care and acquisitions. In each of the five years ended December 31, 2023, our customer retention rate was approximately 85%, and in 2023, our retention rate for customers who had been with us for over three years was approximately 92%. We believe the breadth and depth of our product offerings and the high quality and responsiveness of our customer care team build strong relationships with our customers and are key to our high level of customer retention.
We generate bookings and revenue from sales of product subscriptions. We offer our subscriptions on a variety of terms, which can range from monthly to multi-annual terms of up to ten years depending on the product. We monitor total bookings as we typically collect payment at the time of sale and generally recognize revenue ratably over the term of our customer contracts. Accordingly, we believe total bookings is an indicator of the expected growth in our revenue and is a supplemental measure of the operating performance of our business.
Applications and Commerce. We generated 33.6% of our 2023 total revenue from the sale of A&C products. A&C revenue primarily consists of revenue from sales of products containing proprietary software such as Websites + Marketing and Managed WordPress and commerce products such as payment processing fees and point-of-sale (POS) hardware as well as sales of third-party email and productivity solutions such as Microsoft 365. Total revenue from A&C products grew at a compound annual growth rate (CAGR) of 15.6% over the three years ended December 31, 2023.
Core Platform. We generated 66.4% of our 2023 total revenue from our Core platform. Core revenue primarily consists of revenue from sales of domain registrations and renewals, aftermarket domain sales, website hosting products and website security products when not included in bundled offerings of our proprietary software products. Total revenue from Core Platform products grew at a CAGR of 5.7% over the three years ended December 31, 2023.
Revenue derived from both of our product categories has increased in each of the last three years, with many of our non-domains products growing faster in recent periods.

In each of the five years ended December 31, 2023, greater than 85% of our total revenue was generated by customers who were also customers in the prior year. To track our growth and the stability of our customer base, we monitor, among other things, revenue and retention rates generated by our annual customer cohorts over time, as well as corresponding marketing and advertising spend. We define an annual customer cohort to include each customer who first became a customer during a calendar year. For example, in 2017, we acquired approximately 5.0 million gross customers, who we collectively refer to as our 2017 cohort, and spent $253.2 million in marketing and advertising expenses. By the end of 2023, the 2017 cohort had generated an aggregate of approximately $1.9 billion of total bookings and we expect this cohort will continue to generate bookings and revenue in the future. For the five years ended December 31, 2023, the average annual revenue retention rate of the 2017 cohort was more than 93%, which is calculated by averaging the ratio of the cohort's annual revenue for each of the five years to its annual revenue for each respective preceding year. We selected the 2017 cohort as an example for this analysis, which we believe helps to illustrate the long-term value of our customers.
Results of Operations
The following table sets forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2023		2022		2021
	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue
Revenue:
A&C	$1,430.4	33.6%	$1,279.7	31.3%	$1,128.3	29.6%
Core	2,823.7	66.4%	2,811.6	68.7%	2,687.4	70.4%
Total revenue	4,254.1	100.0%	4,091.3	100.0%	3,815.7	100.0%
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	1,573.6	37.0%	1,484.5	36.3%	1,372.2	36.0%
Technology and development	839.6	19.7%	794.0	19.4%	706.3	18.5%
Marketing and advertising	352.9	8.3%	412.3	10.1%	503.9	13.2%
Customer care	304.5	7.2%	305.9	7.5%	306.1	8.0%
General and administrative	374.0	8.9%	385.5	9.4%	345.8	9.1%
Restructuring and other	90.8	2.1%	15.7	0.4%	(0.3)	—%
Depreciation and amortization	171.3	3.9%	194.6	4.7%	199.6	5.2%
Total costs and operating expenses	3,706.7	87.1%	3,592.5	87.8%	3,433.6	90.0%
Operating income	547.4	12.9%	498.8	12.2%	382.1	10.0%
Interest expense	(179.0)	(4.2)%	(146.3)	(3.6)%	(126.0)	(3.3)%
Loss on debt extinguishment	(1.5)	—%	(3.6)	(0.1)%	—	—%
Other income (expense), net	36.9	0.8%	7.6	0.2%	(2.5)	(0.1)%
Income before income taxes	403.8	9.5%	356.5	8.7%	253.6	6.6%
Benefit (provision) for income taxes	971.8	22.8%	(3.6)	(0.1)%	(10.8)	(0.3)%
Net income	1,375.6	32.3%	352.9	8.6%	242.8	6.3%
Less: net income attributable to non-controlling interests	0.8	—%	0.7	—%	0.5	—%
Net income attributable to GoDaddy Inc.	$1,374.8	32.3%	$352.2	8.6%	$242.3	6.3%

Non-GAAP Financial Measure and Other Operating Metrics
In addition to our results determined in accordance with GAAP, we believe that Normalized EBITDA, a non-GAAP financial measure, and the following other operating metrics are useful as supplements in evaluating our ongoing operational performance and help provide an enhanced understanding of our business:

	Year Ended December 31,
	2023	2022	2021
Normalized EBITDA	$1,134.5	$1,013.0	$872.2
Annualized recurring revenue	$3,729.3	$3,570.1	$3,433.7
Total bookings	$4,603.1	$4,413.8	$4,231.7
Total customers at period end (in thousands)	21,026	20,897	20,701
Average revenue per user	$203	$197	$187
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

Reconciliation of NEBITDA
The following table reconciles NEBITDA to net income, its most directly comparable GAAP financial measure:

	Year Ended December 31,
	2023	2022	2021
Net income	$1,375.6	$352.9	$242.8
Depreciation and amortization	171.3	194.6	199.6
Equity-based compensation(1)	294.0	264.4	207.9
Interest expense, net	155.4	135.0	124.9
Acquisition-related expenses(2)	12.1	35.1	78.2
Restructuring and other(3)	97.9	27.4	8.0
Provision (benefit) for income taxes	(971.8)	3.6	10.8
NEBITDA	$1,134.5	$1,013.0	$872.2
_________________________________
(1)The year ended December 31, 2023 excludes $2.3 million of equity-based compensation expense associated with our restructuring plan, which is included within restructuring and other.
(2)The year ended December 31, 2023 includes an adjustment of $6.0 million to a previously-recognized acquisition milestone liability.
(3)In addition to the restructuring and other charges in our statement of operations, other charges include lease-related expenses associated with closed facilities, charges related to certain legal matters, adjustments to the fair value of our equity investments, expenses incurred in relation to the refinancing of our long-term debt and incremental expenses associated with certain professional services.
Year-Over-Year Comparison
Revenue
We generate the majority of our revenue from sales of product subscriptions, as described in Note 2 to our financial statements. Our subscriptions can range from monthly terms to multi-annual terms of up to ten years, depending on the product. Revenue is presented net of refunds, and we maintain a reserve to provide for refunds granted to customers.
The following table presents our revenue for the periods indicated:

	Year Ended December 31,			2023 to 2022		2022 to 2021
	2023	2022	2021	$ change	% change	$ change	% change
Applications & commerce	$1,430.4	$1,279.7	$1,128.3	$150.7	12%	$151.4	13%
Core platform	$2,823.7	$2,811.6	$2,687.4	$12.1	0%	$124.2	5%
Total revenue	$4,254.1	$4,091.3	$3,815.7	$162.8	4%	$275.6	7%
Total revenue increased 4.0%, due to the increases in our A&C and Core revenues, as described below:
A&C. The 11.8% increase in A&C revenue was primarily driven by: (i) 11.2% growth in revenue related to our productivity applications, most notably our email solutions; (ii) 8.2% growth in revenue due to continued customer adoption of our subscription-based products designed to establish and grow online presence; and (iii) 54.0% growth in revenue related to our commerce solutions, as continued customer adoption has resulted in an increase in payment volume.
Core. The 0.4% increase in Core revenue was primarily driven by 4.1% growth in domain-related revenues and the continued growth of our registry business, partially offset by a 7.8% decrease in hosting revenues primarily due to end-of-life migrations from certain products, and the divestiture of certain hosting assets during the year.

Bookings
The following table presents our total bookings for the periods indicated:

	Year Ended December 31,			2023 to 2022		2022 to 2021
	2023	2022	2021	$ change	% change	$ change	% change
Total bookings	$4,603.1	$4,413.8	$4,231.7	$189.3	4%	$182.1	4%
The 4.3% increase in total bookings was primarily driven by continued customer adoption of our productivity solutions and our Websites + Marketing product, partially offset by decreased hosting bookings following the divestiture of certain hosting assets during 2023. Our bookings growth rate was also impacted by uneven demand patterns related to inflation and continued economic uncertainty. Our annual refund rate has declined from 5.3% of total bookings in 2021 to 4.4% in 2023.
Costs and Operating Expenses
Cost of revenue
Costs of revenue are primarily the direct costs incurred in connection with selling an incremental product to our customers. Substantially all cost of revenue relates to domain registration fees, payment processing fees, third-party commissions and licensing fees for third-party productivity applications. Similar to our billing practices, we pay domain costs at the time of purchase for the life of each subscription but recognize the costs of service ratably over the term of our customer contracts. The terms for domain costs are established by agreements between registries and registrars and can vary significantly depending on the TLD. We expect cost of revenue to increase in absolute dollars in future periods due to increased sales of domains and third-party productivity applications as well as continued growth in our customer base. However, cost of revenue may fluctuate as a percentage of total revenue, depending on the mix of products sold in a particular period.

	Year Ended December 31,			2023 to 2022		2022 to 2021
	2023	2022	2021	$ change	% change	$ change	% change
Cost of revenue	$1,573.6	$1,484.5	$1,372.2	$89.1	6%	$112.3	8%
The 6.0% increase in cost of revenue was primarily attributable to (i) increased software licensing fees resulting from higher sales of productivity solutions, (ii) higher domain costs, which were primarily driven by the increased domain registration revenue as well as cost increases implemented by various TLD registries and (iii) increased costs associated with the growth of our payment processing business. These increases were partially offset by a decrease in cost of revenue related to our hosting business, which is consistent with the decline in revenue for this business due to end of life migrations away from certain products, the divestiture of certain hosting assets during 2023 and lower demand amid the uncertain macroeconomic environment.
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

	Year Ended December 31,			2023 to 2022		2022 to 2021
	2023	2022	2021	$ change	% change	$ change	% change
Technology and development	$839.6	$794.0	$706.3	$45.6	6%	$87.7	12%
The 5.7% increase in technology and development expenses was primarily due to increased personnel costs driven by higher average headcount associated with our continued investment in product development. This increase was partially offset by an adjustment recognized during 2023 to a previously-recognized acquisition milestone liability following reassessment of its achievement probability, cloud provider credits recognized in 2023 and decreases in professional fees and infrastructure migration costs.

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

	Year Ended December 31,			2023 to 2022		2022 to 2021
	2023	2022	2021	$ change	% change	$ change	% change
Marketing and advertising	$352.9	$412.3	$503.9	$(59.4)	(14)%	$(91.6)	(18)%
The 14.4% decrease in marketing and advertising expenses was primarily attributable to a lower level of discretionary spending and headcount reductions resulting from our restructuring activities as discussed in Note 14 to our financial statements.
Customer care
Customer care expenses represent the costs to guide and service our customers, primarily consisting of personnel costs. We expect customer care expenses to fluctuate depending on the methods of customer interaction utilized as well as the level of personnel required to support our business.

	Year Ended December 31,			2023 to 2022		2022 to 2021
	2023	2022	2021	$ change	% change	$ change	% change
Customer care	$304.5	$305.9	$306.1	$(1.4)	0%	$(0.2)	0%
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

	Year Ended December 31,			2023 to 2022		2022 to 2021
	2023	2022	2021	$ change	% change	$ change	% change
General and administrative	$374.0	$385.5	$345.8	$(11.5)	(3)%	$39.7	11%
The 3.0% decrease in general and administrative expenses was primarily due to decreases in acquisition-related costs and facilities expenses, partially offset by increases in indirect tax-related reserves and equity-based compensation expense.
Restructuring and other

	Year Ended December 31,			2023 to 2022		2022 to 2021
	2023	2022	2021	$ change	% change	$ change	% change
Restructuring and other	$90.8	$15.7	$(0.3)	$75.1	478%	$16.0	(5333)%
Restructuring and other of $90.8 million during 2023 primarily includes costs incurred pursuant to restructuring activities in the first and third quarters of 2023, as further discussed in Note 14 to our financial statements, as well as a charge of $17.0 million related to the termination of a revenue sharing agreement.
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

	Year Ended December 31,			2023 to 2022		2022 to 2021
	2023	2022	2021	$ change	% change	$ change	% change
Depreciation and amortization	$171.3	$194.6	$199.6	$(23.3)	(12)%	$(5.0)	(3)%
The $23.3 million decrease in depreciation and amortization expenses was primarily due to technology and customer-related intangible asset dispositions in conjunction with the restructuring activities in 2023 and certain acquired intangibles reaching the end of their useful lives.
Interest expense

	Year Ended December 31,			2023 to 2022		2022 to 2021
	2023	2022	2021	$ change	% change	$ change	% change
Interest expense	$179.0	$146.3	$126.0	$32.7	22%	$20.3	16%
The 22.4% increase in interest expense was primarily driven by the higher effective interest rates on the unhedged portion of our variable-rate debt partially offset by the refinancing of the 2029 Term Loans which reduced our interest margin. See Note 10 to our financial statements for additional discussion.
Loss on debt extinguishment
In 2023, we recognized a loss on debt extinguishment of $1.5 million, primarily related to the refinancing of the 2029 Term Loans. See Note 10 to our financial statements for additional discussion.
Benefit (provision) for income taxes
During 2023, we released a majority of our domestic valuation allowance on a portion of our deferred tax assets resulting in a $1,014.0 million non-cash income tax benefit, as discussed in Note 16 to our financial statements. This release was related to our U.S. federal and state domestic NOLs, credit carryforwards and other deferred tax assets (DTAs). In determining the need for a valuation allowance, we consider both the positive and negative evidence including our ability to forecast future operating results, historical tax losses and our ability to utilize DTAs within the requisite carryforward periods. In December 2023, management applied judgement and determined the positive evidence outweighed the negative evidence and released the majority of our valuation allowance due to the following factors: we have been in a three year cumulative consolidated book income position for two years, our operating results and profitability continue to improve, our projections showed sufficient utilization of tax attributes within their requisite carryforward periods and we have not had a history of expiration of tax attributes. We continue to maintain a valuation allowance against the DTAs for which we concluded it is more-likely-than-not they will not be realized due to certain limitations on character or carryforward period. The ultimate realization of our DTAs is dependent upon a number of uncertainties including future taxable income of the appropriate character during the requisite carryforward periods.
Our ability to project future operating results was an important factor in determining the need for our valuation allowance. To assess the amount of tax attributes that could be utilized in the requisite carryforward periods, we prepared projections based on historical results, assessment of business initiatives and the current macroeconomic environment. Over the last few years, we have continued to grow revenues, expand our profit margins and increase pre-tax income which was used as the basis to form our projections. In addition, we considered various sensitivities to our projections that included scenarios below our current projections. In such scenarios, we were able to utilize substantially all our DTAs within the allowed carryforward periods on a more-likely-than-not basis.
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

Applications & Commerce
The following table presents the results for our A&C segment for the periods indicated:

	Year Ended December 31,			2023 to 2022		2022 to 2021
	2023	2022	2021	$ change	% change	$ change	% change
Revenue	$1,430.4	$1,279.7	$1,128.3	$150.7	12%	$151.4	13%
Segment EBITDA	$594.2	$522.8	$447.7	$71.4	14%	$75.1	17%
The 11.8% increase in A&C revenue was primarily driven by: (i) 11.2% growth in revenue related to our productivity applications, most notably our email solutions; (ii) 8.2% growth in revenues due to continued customer adoption of our subscription-based products designed to establish and grow online presence; and (iii) 54.0% growth in commerce-related revenue.
The 13.7% increase in A&C Segment EBITDA primarily resulted from the revenue increases noted above, in conjunction with lower discretionary marketing spend. These increases were partially offset by increased personnel costs resulting from a higher average headcount made to support the continued development of our A&C products.
Core Platform
The following table presents the results for our Core segment for the periods indicated:

	Year Ended December 31,			2023 to 2022		2022 to 2021
	2023	2022	2021	$ change	% change	$ change	% change
Revenue	$2,823.7	$2,811.6	$2,687.4	$12.1	0%	$124.2	5%
Segment EBITDA	$816.4	$783.7	$679.7	$32.7	4%	$104.0	15%
The 0.4% increase in Core revenue was primarily driven by 4.1% growth in domain-related revenues and the continued growth of our registry business, partially offset by a 7.8% decrease in hosting revenues primarily due to end-of-life migrations from certain products, and the divestiture of certain hosting assets during the year.
The 4.2% increase in Core Segment EBITDA primarily resulted from the revenue increases noted above, in conjunction with lower discretionary marketing spend. These increases were partially offset by cost increases implemented by various TLD registries.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity have been cash flow generated from operations, long-term debt borrowings, stock option exercises and Employee Stock Purchase Plan (ESPP) proceeds. Our principal uses of cash have been to fund operations, acquisitions and capital expenditures, as well as to make mandatory principal and interest payments on our long-term debt and to repurchase shares of our Class A common stock. Our liquidity position also benefits from U.S. and state DTAs such that we have not historically paid a significant amount of U.S. federal or state income taxes. We acquired the right to benefit from the majority of our DTAs when we settled the Tax Receivable Agreements (collectively TRA Settlement Agreements) in 2020. In connection with executing the TRA Settlement Agreements, we paid $850.0 million for approximately $1,400.0 million of cash tax benefits, with substantially all of them expected to be realized within the next ten years.
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
We have incurred significant long-term debt, primarily to fund acquisitions, share repurchases and the TRA Settlement Agreements. As a result, we are limited as to how we conduct our business and may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities, strategic acquisitions or share repurchases. However, the restrictions under our long-term debt agreements are subject to a number of qualifications and may be amended with the consent of the lenders and the holders of the Senior Notes, as applicable.
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
Credit Facility and Senior Notes
Our long-term debt consists of the Credit Facility, which includes two tranches of term loans and a revolving credit facility, and the Senior Notes. In May 2023, we entered into an amendment to the Credit Facility to replace LIBOR on our 2027 Term Loans with the Secured Overnight Financing Rate (SOFR), beginning in July 2023. In July 2023, we entered into an amendment to the Credit Facility to refinance the 2029 Term Loans. See Note 10 to our financial statements for additional information regarding our long-term debt. In January 2024, we entered into an amendment to the Credit Facility to refinance the 2029 Term Loans, as discussed in Note 20 to our financial statements.
Our long-term debt agreements contain covenants restricting, among other things, our ability, or the ability of our subsidiaries, to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes including mergers and consolidations, sell assets, make restricted payments including dividends, distributions and investments, prepay junior indebtedness and engage in operations other than in connection with acting as a holding company, subject to customary exceptions. As of December 31, 2023, we were in compliance with all such covenants and had no amounts drawn on our revolving credit facility.
As discussed in Note 11 to our financial statements, we have hedged a portion of our long-term debt through the use of cross-currency and interest rate swap derivative instruments. These instruments help us manage and mitigate our risk of exposure to changes in foreign currency exchange rates and interest rates. See "Quantitative and Qualitative Disclosures About Market Risk" for additional discussion of our hedging activities.
Share Repurchases
As discussed in Note 5 to our financial statements, we are authorized to repurchase up to $4,000.0 million of our Class A common stock. During the year ended December 31, 2023, we repurchased a total of 17,356 shares of our Class A common stock in the open market for an aggregate purchase price of $1,264.4 million.
As of December 31, 2023, we had $1,435.5 million of remaining authorization available for repurchases.
Restructuring and Other
As further discussed in Note 14 to our financial statements, we undertook restructuring activities in 2023 to reduce future operating expenses and improve cash flows through a combination of reductions in force and a commitment to sell certain assets and liabilities of our hosting business within our Core segment. Cash payments of $38.7 million related to restructuring activities were made during 2023, with approximately $7.4 million remaining to be paid in 2024. We expect to make substantially all remaining restructuring payments pursuant to these activities by the end of the second quarter of 2024. In addition, we made a cash payment of $17.0 million related to the termination of a revenue sharing agreement during 2023.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Net cash provided by operating activities	$1,047.6	$979.7	$829.3
Net cash used in investing activities	(102.4)	(132.0)	(635.6)
Net cash provided by (used in) financing activities	(1,261.7)	(1,326.7)	298.1
Effect of exchange rate changes on cash and cash equivalents	1.3	(2.7)	(1.3)
Net increase (decrease) in cash and cash equivalents	$(315.2)	$(481.7)	$490.5
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
Net cash provided by operating activities increased $67.9 million from $979.7 million in 2022 to $1,047.6 million in 2023, primarily driven by the growth in total bookings as well as lower discretionary marketing spending. These increases were partially offset by payments made pursuant to our restructuring activities, as discussed in Note 14 to our financial statements, higher software licensing fees related to increased sales of third-party productivity solutions, increased costs associated with the growth of our payment processing business and increased cash interest payments.
Investing Activities
Our investing activities generally consist of strategic acquisitions and purchases of property and equipment to support the overall growth of our business. We expect our investing cash flows to be affected by the timing of payments we make for capital expenditures, strategic acquisitions or other growth opportunities we decide to pursue.
Net cash used in investing activities decreased $29.6 million from $132.0 million in 2022 to $102.4 million in 2023, primarily due to a $72.5 million decrease in spending for business acquisitions, partially offset by a $35.0 million increase in purchases of intangible assets and the purchase of short-term investments totaling $40.0 million.
Financing Activities
Our financing activities generally consist of long-term debt borrowings, the repayment of principal on long-term debt, stock option exercise proceeds, ESPP proceeds, payment of certain acquisition-related obligations and share repurchases.
Net cash used in financing activities decreased $65.0 million from $1,326.7 million used in 2022 to $1,261.7 million used in 2023, primarily due to a $34.6 million increase in net proceeds received from the issuance of term loans as a result of the 2029 Term Loans refinancing completed in July 2023 as compared to proceeds from the November 2022 amendment, as discussed in Note 10 to our financial statements, as well as a $24.4 million decrease in share repurchases.
Deferred Revenue
See Note 8 to our financial statements for details regarding the expected future recognition of deferred revenue.
Off-Balance Sheet Arrangements
As of December 31, 2023 and 2022, we had no off-balance sheet arrangements that had, or which are reasonably likely to have, a material effect on our financial statements.

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
Of our significant accounting policies, which are described in Note 2 to our financial statements, the following accounting policies and specific estimates involve a greater degree of judgement and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and operating results.
Revenue Recognition
We sell our products directly to customers and also through a network of resellers. In certain cases, we act as a reseller of products provided by others. We record revenue on a gross basis when we are the principal in the arrangement and on a net basis when we are an agent. The determination of whether we are a principal or an agent is dependent on whether we control the specific good or service before it is transferred to the customer, including whether we have primary fulfillment responsibility and obligation to perform the services being sold to the customer, whether we have inventory risk and whether we have latitude in establishing pricing. Revenue associated with sales of our products through a network of resellers is generally recorded on a net basis. Revenue associated with sales of aftermarket domains and third party solutions, including Microsoft 365, where we act as a reseller of products provided by others is generally recorded on a gross basis as we have determined that we control the product before transferring it to our end customers. The determination of gross or net revenue recognition is reviewed on a product-by-product basis.
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
Our qualitative analyses during 2023, 2022 and 2021 did not indicate any impairment. As of December 31, 2023, we believe such assets are recoverable; however, there can be no assurance these assets will not be impaired in future periods. Any future impairment charges could adversely impact our results of operations.
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
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets (DTAs) and deferred tax liabilities (DTLs) for the expected future tax consequences of events included in our financial statements. Under this method, we determine DTAs and DTLs on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in income in the period in which the enactment date occurs.
We recognize DTAs to the extent we believe these assets are more-likely-than-not to be realized. In evaluating our ability to realize our DTAs, in full or in part, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, prudent and feasible tax planning strategies and recent results of operations. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we use to manage our business. Actual operating results in future years could differ from our current assumptions, judgments and estimates, which could have a material impact on the amount of DTAs we ultimately realize. We continue to maintain a valuation allowance against the DTAs for which we have concluded it is more-likely-than-not they will not be realized due to certain limitations on character or carryforward period.
We recognize tax benefits from uncertain tax positions only if it is more-likely-than-not the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized from such positions are measured based on the largest benefit having a greater than 50% likelihood of being realized.
See Notes 2 and 16 to our financial statements for additional information regarding income taxes and the release of the majority of the domestic valuation allowance against our DTAs.
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
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts may fail to meet their contractual obligations. To mitigate such counterparty credit risk, we enter into contracts only with carefully selected financial institutions based upon ongoing evaluations of their creditworthiness. As a result, we do not believe we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of December 31, 2023.
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
Foreign Exchange Forward Contracts
A portion of our bookings, revenue and operating expenses is denominated in foreign currencies, which are subject to exchange rate fluctuations. Our most significant foreign currency exposures are the British pound, the Euro and the Canadian dollar. Our reported bookings, revenues and operating results may be impacted by fluctuations in foreign currency exchange rates. Fluctuations in exchange rates may also cause us to recognize transaction gains and losses in our statements of operations; however, such amounts were not material during the current period. As our international business continues to grow, our exposure to fluctuations in exchange rates will increase, which may increase the costs associated with this growth. During 2023, our total bookings growth in constant currency would have been approximately 40 basis points higher and our total revenue growth would have been approximately 60 basis points higher. Constant currency is calculated by translating bookings and revenue for each month in the current period using the foreign currency exchange rates for the corresponding month in the prior period, excluding any hedging gains or losses realized during the period. We believe constant currency information is useful in analyzing underlying trends in our business by eliminating the impact of fluctuations in foreign currency exchange rates and allows for period-to-period comparisons of our performance.
From time-to-time, we may utilize foreign exchange forward contracts to manage the volatility of our bookings and revenue related to foreign currency transactions. These forward contracts reduce, but do not eliminate, the impact of adverse currency exchange rate fluctuations. We generally designate these forward contracts as cash flow hedges for accounting purposes. Changes in the intrinsic value of designated hedges are recorded as a component of accumulated other comprehensive income (loss) (AOCI). Gains and losses, once realized, are recorded as a component of AOCI and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. At December 31, 2023, the realized gain and unrealized loss included in AOCI were $6.3 million and $13.2 million, respectively.
Cross-Currency Swaps
In order to manage variability due to movements in foreign currency exchange rates related to a Euro-denominated intercompany loan, we entered into five-year cross-currency swaps in April 2017. In March 2022, we entered into a transaction to extend the maturity of these swaps to August 31, 2027, as described in Note 11 to our financial statements. The cross-currency swaps had an aggregate amortizing notional amount of €1,159.4 million at December 31, 2023 (approximately $1,279.7 million).
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
Total borrowings under our 2027 Term Loans were $723.8 million as of December 31, 2023. These borrowings bear interest at a rate equal to, at our option, either (a) Secured Overnight Financing Rate (SOFR) together with a credit spread adjustment for the applicable interest period plus a margin of 2.0% per annum or (b) a margin of 1.0% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) SOFR for an interest period of one month plus 1.0%.
Total borrowings under our 2029 Term Loans were $1,752.3 million as of December 31, 2023. These borrowings bear interest at a rate equal to, at our option, either (a) SOFR for the applicable interest period plus a margin of 2.5% per annum or (b) a margin of 1.5% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) SOFR for an interest period of one month plus 1.0%.
In January 2024, we entered into an amendment to the Credit Facility to refinance the 2029 Term Loans, as discussed in Note 20 to our financial statements.
All SOFR-based interest rates under the Credit Facility are subject to a 0.0% floor.
In April 2017, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement to effectively convert a portion of the variable-rate borrowings under the 2029 Term Loans to a fixed rate. Prior to this arrangement's contractual maturity date of April 3, 2022, in March 2022, we entered into a transaction to extend the maturity of these swaps to August 31, 2027, as described in Note 11 to our financial statements. In addition, in conjunction with the refinancing of a portion of our debt in November 2022, the hedged debt index of the swaps was changed from LIBOR to SOFR. These interest rate swaps, which had a notional amount of $1,235.9 million as of December 31, 2023, serve to convert a portion of the variable-rate borrowings under the 2029 Term Loans to a fixed rate of 4.81%.

In August 2020, we entered into seven-year pay-fixed rate, receive-floating rate interest rate swap arrangements to effectively convert a portion of the variable rate borrowings under the 2027 Term Loans to a fixed rate of 0.705%. In May 2023, in conjunction with the concurrent Credit Facility amendment discussed in Note 10, the hedged debt index of the swaps was changed from LIBOR to SOFR. These interest rate swaps, which mature on August 10, 2027, had an aggregate notional amount of $723.8 million at December 31, 2023.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of GoDaddy Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GoDaddy Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 29, 2024 expressed an adverse opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation Allowance – Realizability of Deferred Tax Assets
Description of the Matter	As more fully described in Note 16 to the consolidated financial statements, at December 31, 2023, the Company had deferred tax assets related to deductible temporary differences and carryforwards of $1.03 billion, net of a $378 million valuation allowance. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, in management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized based on the available sources of income.

Auditing management’s assessment of the realizability of its deferred tax assets involved complex auditor judgment because management’s estimate is highly subjective and based on significant assumptions that may be affected by future market or economic conditions, as well as management’s ability to execute against its forecasted plan.
How We Addressed the Matter in Our Audit	Our audit procedures performed, among others, included evaluation of the assumptions used by the Company to develop the projections of future taxable income by tax-paying component and jurisdiction, and testing of the completeness and accuracy of the underlying data used in its projections as the primary source of income, as well as testing the Company’s analysis of the limitation related to tax character (capital vs. ordinary), ordering rules and/or limited carryforward periods of the expiring deferred tax assets, and uncertain tax positions as a source of income, where applicable. For example, we compared the projections of future taxable income with the actual results of prior periods, and we evaluated management’s consideration of current industry and economic trends. We also assessed the historical accuracy of management’s projections and compared the projections of future taxable income with other forecasted financial information prepared by the Company. We evaluated the Company’s disclosures included in Note 16 to the consolidated financial statements.

Sufficiency of audit evidence over revenue
Description of the Matter	As more fully described in Note 2 to the consolidated financial statements, the Company derives its revenue primarily from subscription fees for domain registrations, website hosting, website security, and applications and commerce products, which it generally recognizes ratably over the related contractual terms. The revenue stream accounting for the majority of the Company's revenue involves the use of several IT applications responsible for the initiation, processing, and recording of transactions originating from the Company's ecommerce websites based on the calculation of revenue in accordance with the Company's accounting policies. The processing and recognition of revenue are highly automated and involve capturing and processing significant volumes of data.

We identified the evaluation of sufficiency of audit evidence over this revenue as a critical audit matter due to the large volume of data and the number of revenue accounting IT applications. While this revenue consists of a large number of similar, individually low value transactions, the IT applications required a high degree of auditor judgment to evaluate the design of our audit procedures to ensure sufficiency of audit evidence obtained. Subjective auditor judgment was required to evaluate that revenue data was captured and aggregated accurately and completely throughout these various IT applications. Additionally, IT professionals with specialized skills and knowledge were required to evaluate the nature and extent of evidence obtained over this revenue stream.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company's accounting for this revenue stream, including IT general controls and application controls, controls over data interfaces, and procedures used to initiate, process, and record transactions. For this revenue stream, we involved IT professionals with specialized skills and knowledge, who assisted in determining that the design of controls over the IT applications used by the Company in this revenue recognition process and the transfer of relevant revenue data between certain systems used in the revenue recognition process was appropriate.

Our audit procedures also included, among others, testing the completeness and accuracy of the underlying data within the Company's billing systems, performing data analytics to evaluate the completeness and accuracy of recorded revenue and deferred revenue amounts, testing samples of sales transactions to third-party documentation, and reviewing the Company's cash to billings reconciliations. We also evaluated the Company's disclosures included in Note 2 to the consolidated financial statements.

We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2004.

Phoenix, Arizona
February 29, 2024

GoDaddy Inc.
Consolidated Balance Sheets
(In millions, except shares in thousands and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$458.8	$774.0
Short-term investments	40.0	—
Accounts and other receivables	76.6	60.1
Registry deposits	37.3	41.0
Prepaid domain name registry fees	466.0	435.7
Prepaid expenses and other current assets	177.2	271.8
Total current assets	1,255.9	1,582.6
Property and equipment, net	185.3	225.6
Operating lease assets	60.8	84.1
Prepaid domain name registry fees, net of current portion	209.0	197.1
Goodwill	3,569.3	3,536.9
Intangible assets, net	1,158.6	1,252.2
Deferred tax assets	1,020.4	5.4
Other assets	105.6	89.6
Total assets	$7,564.9	$6,973.5
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$148.1	$130.9
Accrued expenses and other current liabilities	442.2	356.7
Deferred revenue	2,074.9	1,954.0
Long-term debt	17.9	18.2
Total current liabilities	2,683.1	2,459.8
Deferred revenue, net of current portion	802.4	770.3
Long-term debt, net of current portion	3,798.5	3,812.9
Operating lease liabilities, net of current portion	90.2	116.5
Other long-term liabilities	90.7	87.1
Deferred tax liabilities	37.8	56.2
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.001 par value - 50,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value - 1,000,000 shares authorized; 142,051 and 153,830 shares issued and outstanding as of December 31, 2023 and 2022, respectively	0.1	0.2
Class B common stock, $0.001 par value - 500,000 shares authorized; 259 and 312 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Additional paid-in capital	2,271.6	1,912.6
Accumulated deficit	(2,320.7)	(2,422.6)
Accumulated other comprehensive income	111.2	178.0
Total stockholders' equity (deficit) attributable to GoDaddy Inc.	62.2	(331.8)
Non-controlling interests	—	2.5
Total stockholders' equity (deficit)	62.2	(329.3)
Total liabilities and stockholders' equity (deficit)	$7,564.9	$6,973.5

See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Operations
(In millions, except shares in thousands and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Applications & commerce	$1,430.4	$1,279.7	$1,128.3
Core platform	2,823.7	2,811.6	2,687.4
Total revenue	4,254.1	4,091.3	3,815.7
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	1,573.6	1,484.5	1,372.2
Technology and development	839.6	794.0	706.3
Marketing and advertising	352.9	412.3	503.9
Customer care	304.5	305.9	306.1
General and administrative	374.0	385.5	345.8
Restructuring and other	90.8	15.7	(0.3)
Depreciation and amortization	171.3	194.6	199.6
Total costs and operating expenses	3,706.7	3,592.5	3,433.6
Operating income	547.4	498.8	382.1
Interest expense	(179.0)	(146.3)	(126.0)
Loss on debt extinguishment	(1.5)	(3.6)	—
Other income (expense), net	36.9	7.6	(2.5)
Income before income taxes	403.8	356.5	253.6
Benefit (provision) for income taxes	971.8	(3.6)	(10.8)
Net income	1,375.6	352.9	242.8
Less: net income attributable to non-controlling interests	0.8	0.7	0.5
Net income attributable to GoDaddy Inc.	$1,374.8	$352.2	$242.3
Net income attributable to GoDaddy Inc. per share of Class A common stock:
Basic	$9.27	$2.22	$1.44
Diluted	$9.08	$2.19	$1.42
Weighted-average shares of Class A common stock outstanding:
Basic	148,296	158,788	167,906
Diluted	151,452	161,457	171,105
___________________________
(1) Costs and operating expenses include equity-based compensation expense as follows:
Cost of revenue	$1.3	$1.5	$0.9
Technology and development	162.4	140.3	110.0
Marketing and advertising	27.9	29.1	24.8
Customer care	24.1	20.0	14.1
General and administrative	78.3	73.5	58.1
Restructuring and other	2.3	—	—
Total equity-based compensation expense	$296.3	$264.4	$207.9

See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2023	2022	2021
Net income	$1,375.6	$352.9	$242.8
Foreign exchange forward contracts gain (loss), net(1)	(24.3)	24.3	16.3
Unrealized swap gain (loss), net(1)	(34.1)	214.9	30.7
Change in foreign currency translation adjustment(1)	(8.6)	(22.1)	45.9
Comprehensive income	1,308.6	570.0	335.7
Less: comprehensive income attributable to non-controlling interests	1.0	1.1	—
Comprehensive income attributable to GoDaddy Inc.	$1,307.6	$568.9	$335.7

(1) Amounts are net of the income tax effects reflected below:
Foreign exchange forward contracts gain (loss), net	$(5.5)	$—	$—
Unrealized swap gain (loss), net	$(25.0)	$(2.6)	$2.2

See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	169,157	0.2	688	—	1,308.8	(1,190.9)	(131.0)	1.1	(11.8)
Net income	—	—	—	—	—	242.3	—	0.5	242.8
Equity-based compensation, including amounts capitalized	—	—	—	—	211.9	—	—	—	211.9
Repurchases of Class A common stock	(6,925)	—	—	—	—	(526.0)	—	—	(526.0)
Stock option exercises	1,167	—	—	—	43.4	—	—	(0.7)	42.7
Issuances of Class A common stock under employee stock purchase plan	489	—	—	—	30.7	—	—	—	30.7
Impact of derivatives, net	—	—	—	—	—	—	47.0	—	47.0
Change in foreign currency translation adjustment	—	—	—	—	—	—	45.9	—	45.9
Vesting of restricted stock units and other	3,013	—	(368)	—	(0.1)	—	(0.5)	0.6	—
Balance at December 31, 2021	166,901	0.2	320	—	1,594.7	(1,474.6)	(38.6)	1.5	83.2
Net income	—	—	—	—	—	352.2	—	0.7	352.9
Equity-based compensation, including amounts capitalized	—	—	—	—	267.8	—	—	—	267.8
Repurchases of Class A common stock	(16,844)	—	—	—		(1,300.3)	—	—	(1,300.3)
Stock option exercises	536	—	—	—	20.0	—	—	(0.1)	19.9
Issuances of Class A common stock under employee stock purchase plan	495	—	—	—	30.1	—	—	—	30.1
Impact of derivatives, net	—	—	—	—	—	—	239.2	—	239.2
Change in foreign currency translation adjustment	—	—	—	—	—	—	(22.1)	—	(22.1)
Vesting of restricted stock units and other	2,742		(8)	—	—	0.1	(0.5)	0.4	—
Balance at December 31, 2022	153,830	0.2	312	—	1,912.6	(2,422.6)	178.0	2.5	(329.3)

GoDaddy Inc.
Consolidated Statements of Stockholders' Equity (Deficit) (continued)
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Net income	—	—	—	—	—	1,374.8	—	0.8	1,375.6
Equity-based compensation, including amounts capitalized	—	—	—	—	298.4	—	—	—	298.4
Repurchases of Class A common stock(1)	(17,356)	—	—	—	—	(1,272.9)	—	—	(1,272.9)
Stock option exercises	557	—	—	—	19.8	—	—	(0.2)	19.6
Issuances of Class A common stock under employee stock purchase plan	492	—	—	—	30.0	—	—	—	30.0
Impact of derivatives, net	—	—	—	—	—	—	(58.4)	—	(58.4)
Change in foreign currency translation adjustment	—	—	—	—	—	—	(8.6)	—	(8.6)
Impact of DNC Restructure	270	—	—	—	9.3	—	—	(2.5)	6.8
Vesting of restricted stock units and other	4,258	(0.1)	(53)	—	1.5	—	0.2	(0.6)	1.0
Balance at December 31, 2023	142,051	$0.1	259	$—	$2,271.6	$(2,320.7)	$111.2	$—	$62.2
__________________________________
(1) Includes a 1% excise tax on shares repurchased, net of the fair market value of new share issuances, of $8.5 million
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net income	$1,375.6	$352.9	$242.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	171.3	194.6	199.6
Equity-based compensation	296.3	264.4	207.9
Loss (gain) on derivative instruments	(12.0)	27.6	6.3
Non-cash restructuring and other charges	6.1	10.4	15.1
Deferred taxes	(993.2)	(18.4)	(16.1)
Loss on dispositions	16.5	—	—
Other	56.5	66.8	30.7
Changes in operating assets and liabilities, net of amounts acquired:
Prepaid domain name registry fees	(41.9)	(34.7)	(37.8)
Accounts payable	28.3	35.1	34.2
Accrued expenses and other current liabilities	56.2	11.3	40.9
Deferred revenue	149.2	101.6	190.7
Other operating assets and liabilities	(61.3)	(31.9)	(85.0)
Net cash provided by operating activities	1,047.6	979.7	829.3
Investing activities
Purchases of short-term investments	(40.0)	—	—
Business acquisitions, net of cash acquired	—	(72.5)	(367.7)
Purchases of intangible assets	(35.4)	(0.4)	(202.1)
Net proceeds received from dispositions	12.7	—	—
Purchases of property and equipment	(42.0)	(59.7)	(51.1)
Purchases of equity investments	(0.5)	—	(40.0)
Other investing activities, net	2.8	0.6	25.3
Net cash used in investing activities	(102.4)	(132.0)	(635.6)
Financing activities
Proceeds received from:
Issuance of term loans	1,759.9	1,725.3	—
Issuance of Senior Notes	—	—	800.0
Stock option exercises	19.6	19.9	42.7
Issuance of Class A common stock under employee stock purchase plan	30.0	30.1	30.7
Payments made for:
Repurchases of Class A common stock	(1,270.2)	(1,294.6)	(526.0)
Repayment of term loans	(1,786.3)	(1,789.9)	(32.4)
Financing-related costs	—	(4.2)	(9.6)
Contingent consideration for business acquisitions	(7.5)	(9.3)	(4.7)
Other financing obligations	(7.2)	(4.0)	(2.6)
Net cash provided by (used in) financing activities	(1,261.7)	(1,326.7)	298.1
Effect of exchange rate changes on cash and cash equivalents	1.3	(2.7)	(1.3)
Net increase (decrease) in cash and cash equivalents	(315.2)	(481.7)	490.5
Cash and cash equivalents, beginning of period	774.0	1,255.7	765.2
Cash and cash equivalents, end of period	$458.8	$774.0	$1,255.7

GoDaddy Inc.
Consolidated Statements of Cash Flows (continued)
(In millions)

	Year Ended December 31,
	2023	2022	2021

Cash paid during the period for:
Interest on long-term debt, including impact of interest rate swaps	$169.8	$127.3	$104.2
Income taxes, net of refunds received	$10.6	$11.2	$19.1
Amounts included in the measurement of operating lease liabilities	$44.4	$50.0	$54.4
Supplemental disclosure of non-cash transactions
Operating lease assets obtained in exchange for operating lease obligations	$8.3	$14.9	$14.8
Acquisition date fair value of contingent consideration	$—	$—	$18.5
Accrued purchases of property and equipment at period end	$1.9	$12.4	$1.2
Share repurchases not yet settled	$—	$5.8	$—

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
Organization
We are the sole managing member of Desert Newco, LLC (Desert Newco), and as a result, we consolidate its financial results and report non-controlling interests representing the economic interests held by other members. The calculation of non-controlling interests excludes any net income attributable directly to GoDaddy Inc. As of December 31, 2023, we owned 100.0% of Desert Newco.
On December 11, 2023, we completed a series of transactions (the DNC Restructure) designed to simplify our capital structure, commonly referred to as an "Up-C" structure, and provide us with additional strategic flexibility which resulted in Desert Newco becoming a wholly-owned subsidiary of GoDaddy Inc. Pursuant to the DNC Restructure, 271 Limited Liability Company Units (LLC Units) of Desert Newco not held by us or our subsidiaries were cancelled and converted into 271 newly issued shares of our Class A common stock. Each LLC Unit formerly held by such other unitholders was paired with one share of our Class B common stock, which shares of Class B common stock remained outstanding immediately following the DNC Restructure. To the extent the shares of Class B common stock remain outstanding, the holders are entitled to one vote for each share held of record on all matters submitted to a vote of our stockholders, but such shares have no economic rights and are non-transferrable. As of December 31, 2023, 259 Class B shares were outstanding.

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
2.    Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents includes cash on hand, other highly liquid investments with a remaining maturity of 90 days or less at the date of acquisition and receivables related to third-party payment processor transactions normally received within 72 hours. Amounts receivable for payment processor transactions totaled $41.2 million and $30.4 million at December 31, 2023 and 2022, respectively.
Short-Term Investments
Our short-term investments consist of instruments with a remaining maturity in excess of 90 days at the date of acquisition, which are carried at fair value. The estimated fair value of our short-term investments is determined based on quoted market prices and approximated historical cost. We did not have any material realized or unrealized gains or losses on sales of short-term investments during any of the periods presented.

We classify our short-term investments as available-for-sale at the time of purchase and reevaluate such classification at each balance sheet date. We may sell our short-term investments at any time for use in current operations or for other purposes, even if they have not yet reached maturity. As a result, we classify our short-term investments, including investments with maturities beyond 12 months, as current assets.

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

Property and equipment consisted of the following:

	Estimated Useful Lives	December 31,
		2023	2022
Computer equipment	3 years	$438.6	$486.1
Software	3-5 years	98.8	87.6
Land	Indefinite	4.8	5.9
Buildings, including improvements	5-40 years	115.0	126.3
Leasehold improvements	Lesser of useful life or remaining lease term	76.7	78.8
Other	1-20 years	16.3	18.0
Total property and equipment		750.2	802.7
Less: accumulated depreciation and amortization		(564.9)	(577.1)
Property and equipment, net		$185.3	$225.6
Depreciation and amortization expense related to property and equipment was $61.3 million, $61.2 million and $68.4 million during 2023, 2022 and 2021, respectively.
Property and equipment, net by geography was as follows:

	December 31,
	2023	2022
U.S.	$146.9	$167.5
France	19.8	28.8
All other international	18.6	29.3
	$185.3	$225.6
No other international country represented more than 10% of property and equipment, net in any period presented.
Capitalized Software Costs
We capitalize and amortize certain implementation costs related to cloud computing arrangements as well as costs incurred to develop software for internal-use during the application development phase. Costs related to the design or maintenance of internal-use software are included in technology and development expenses as incurred. We capitalized $17.9 million and $17.7 million of such costs during 2023 and 2022, respectively.
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
Debt Issuance Costs
We capitalize issuance costs, underwriting fees and related expenses incurred in connection with the issuance of debt instruments and amortize such costs using the interest method over the terms of the respective instruments. Debt issuance costs, other than those associated with our revolving credit facility, are reflected as a direct reduction of the carrying amount of the related debt liability. Debt issuance costs related to our revolving credit facility are reflected as an asset.
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
Operating lease costs are recognized on a straight-line basis over the lease term while finance leases result in a front-loaded expense pattern. Variable lease costs, such as management fees, insurance, and common area maintenance, are not included in the measurement of ROU assets and lease liabilities and are expensed as incurred. On our balance sheets, assets and liabilities associated with operating leases are included within operating lease assets, accrued expenses and other current liabilities and operating lease liabilities. Assets and liabilities associated with finance leases are included in property and equipment, net, accrued expenses and other current liabilities and other long-term liabilities.
Equity Investments
We hold investments in privately held equity securities, which are recorded in other assets and were as follows:

Equity Investments
Equity investments as of December 31, 2021	$40.0
Fair market value adjustments(1)	0.5
Equity investments as of December 31, 2022	40.5
Fair market value adjustments(1)	14.4
Impairment losses(1)	(2.3)
Additional investments	0.5
Equity investments as of December 31, 2023	$53.1
_________________________________
(1)Fair market value adjustments and impairment losses are recorded in other income (expense), net.
These securities are recorded at cost and adjusted for observable transactions for same or similar investments of the same issuer or impairment. Investment gains and losses are recorded in other income (expense), net.

Valuations of privately held securities are inherently complex and require judgment due to the lack of readily available observable market data. A security's carrying value is not adjusted if there are no observable price changes in a same or similar security from the same issuer or if there are no identified events or changes in circumstances that may indicate impairment. In determining the estimated fair value of our investments, we utilize the most recent data available to us. We assess our investments for impairment at least quarterly using both qualitative and quantitative factors. If an investment is considered impaired, we recognize an impairment loss and establish a new carrying value for the investment. Our analysis did not indicate impairment of our investments as of December 31, 2023.
Foreign Currency
Our functional and reporting currency is the U.S. dollar. Assets denominated in foreign currencies are remeasured into United States (U.S.) dollars at period-end exchange rates. Foreign currency-based revenue and expense transactions are measured at transaction date exchange rates. Foreign currency remeasurement gains and losses are recorded in other income (expense), net and were $(9.6) million, $(15.7) million and $(10.5) million during 2023, 2022 and 2021, respectively.
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
Our revenue is categorized as follows:
Applications and Commerce. A&C revenue primarily consists of revenue from sales of products containing proprietary software such as Websites + Marketing and Managed WordPress and commerce products such as payment processing fees and point-of-sale (POS) hardware as well as sales of third-party email and productivity solutions such as Microsoft 365. A&C revenue also includes revenue from sales of products, such as website security products, when they are included in bundled offerings of our proprietary software products. Consideration is generally recorded as deferred revenue when received, which is typically at the time of sale, and revenue from most A&C products is recognized ratably over the period in which the performance obligations are satisfied, which is typically over the contract term. Payment processing fee revenue is recognized at the time of the transaction and revenue from the sale of POS hardware is recognized at the time when ownership is transferred to the customer.
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

Disaggregated Revenue
Revenue by major product type was as follows:

	Year Ended December 31,
	2023	2022	2021
Applications and commerce	$1,430.4	$1,279.7	$1,128.3
Core platform: domains	2,018.5	1,959.2	1,815.9
Core platform: other	805.2	852.4	871.5
	$4,254.1	$4,091.3	$3,815.7
No single customer represented over 10% of our total revenue for any period presented.
Revenue by geography is based on the customer's billing address and was as follows:

	Year Ended December 31,
	2023	2022	2021
U.S.	$2,873.0	$2,757.3	2,544.9
International	1,381.1	1,334.0	1,270.8
	$4,254.1	$4,091.3	$3,815.7
No international country represented more than 10% of total revenue in any period presented.
See Note 8 for information regarding our deferred revenue.
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

Principal versus Agent Considerations
We sell our products directly to customers and also through a network of resellers. In certain cases, we act as a reseller of products provided by others. The determination of gross or net revenue recognition is reviewed on a product-by-product basis and is dependent on our determination as to whether we act as principal or agent in the transaction. Revenue associated with sales of our products through a network of resellers is generally recorded on a net basis. Revenue associated with sales of aftermarket domains and third party solutions where we act as a reseller of products provided by others is generally recorded on a gross basis as we have determined that we control the product before transferring it to our end customers. Commissions paid to resellers are capitalized and amortized to cost of revenue consistent with the pattern of transfer of the products purchased.
Assets Recognized from Contract Costs
Fees paid to various registries at the inception of a domain registration or renewal represent costs to fulfill a contract. We capitalize and amortize these prepaid domain name registry fees to cost of revenue consistent with the pattern of transfer of the product to which the asset relates. Amortization expense of such asset was $765.3 million, $717.1 million and $675.1 million during 2023, 2022 and 2021, respectively.
No other material contract costs were capitalized during any of the periods presented.
Operating Expenses
Cost of Revenue (excluding depreciation and amortization)
Costs of revenue are primarily the direct costs we incur in connection with selling an incremental product to our customers. Substantially all cost of revenue relates to domain registration fees, payment processing fees, third-party commissions and licensing fees for third-party productivity applications.
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
Advertising costs are expensed either as incurred, at the time a commercial initially airs or when a promotion first appears in the media. Advertising expenses were $247.1 million, $284.9 million and $378.3 million during 2023, 2022 and 2021, respectively.
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
Restructuring and Other
Restructuring and other for 2023 primarily represents: (i) charges related to the restructuring activities implemented during 2023, which were undertaken to reduce future operating expenses and improve cash flows through a combination of reductions in force and the sale of certain assets and liabilities of our hosting business within our Core segment; and (ii) a charge incurred in the second quarter of 2023 related to the termination of a revenue sharing agreement.
Restructuring and other for 2022 consists primarily of severance and other exit costs as well as charges recorded in connection with the impairment and gains and losses on disposition of certain assets.
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
The following tables set forth our material assets and liabilities measured and recorded at fair value on a recurring basis:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Commercial paper	$—	$39.6	$—	$39.6
Time deposits	40.0	—	—	40.0
Short-term investments:
Time deposits	40.0	—	—	40.0
Derivative assets	—	128.6	—	128.6
Total assets	$80.0	$168.2	$—	$248.2
Liabilities:
Derivative liabilities	$—	$46.4	$—	$46.4
Total liabilities	$—	$46.4	$—	$46.4

	December 31, 2022
Assets:	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Commercial paper	$—	$120.0	$—	$120.0
Time deposits and money market funds	347.3	—	—	347.3
Derivative assets	—	218.5	—	218.5
Total assets	$347.3	$338.5	$—	$685.8
Liabilities:
Derivative liabilities	$—	$4.9	$—	$4.9
Total liabilities	$—	$4.9	$—	$4.9
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
In order to reduce the risk of downtime of the products we provide, we have established data centers in various geographic regions. We have internal procedures to restore products in the event of a service disruption or disaster at any of our data center facilities. We serve our customers and users from data center facilities operated either by us or third parties, which are most significantly located in Arizona, Virginia, France, Germany, the Netherlands and Singapore. Even with these procedures for disaster recovery in place, the availability of our products could be significantly interrupted during the implementation of restoration procedures.
Recent Accounting Pronouncements
In November 2023, the Financial Standards Accounting Board (FASB) issued guidance to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective for our 2024 fiscal year and interim periods in fiscal year 2025, with early adoption permitted. We are currently evaluating the impact that the adoption of this standard will have on our consolidated financial statements.
In December 2023, the FASB issued guidance to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this guidance require additional disclosures about income taxes, primarily focused on the disclosure of income taxes paid and the rate reconciliation table. The new guidance will be effective for the our 2025 fiscal year, with early adoption permitted. We are currently evaluating the impact of this standard on our disclosures within our consolidated financial statements.
3.    Business Acquisitions
2022 Acquisition
In July 2022, we completed the acquisition of Dan.com for net cash consideration of $69.6 million. The acquisition was not material to our results of operations.
The aggregate purchase price was allocated based upon our assessment of acquisition-date fair values with $56.3 million allocated to goodwill, none of which is tax deductible, $17.6 million to identified finite-lived intangible assets and $4.3 million of net liabilities assumed. The identified finite-lived intangible assets, which primarily consist of developed technology and customer relationships, were valued using an income-based approach and had a total weighted-average amortization period of 3.3 years. The recognition of goodwill was made based on the strategic benefits we expected to realize from the acquisition.
2021 Acquisitions
In February 2021, we completed the acquisition of Poynt Co. (now known as GoDaddy Payments) for $297.1 million in cash consideration to expand our commerce capabilities. GoDaddy Payments offers a suite of products allowing small businesses to sell and accept payments anywhere, including point-of-sale systems, payments, invoicing and transaction management. At closing, we also paid an additional $29.4 million in cash that was recorded as compensation expense during the three months ended March 31, 2021. The acquisition agreements also call for up to $45.0 million in additional compensatory cash payments subject to certain performance and employment conditions over the three-year period following the closing date. We paid $6.9 million and $14.3 million of these compensatory payments in 2023 and 2022, respectively.
During 2021, we completed two other acquisitions for aggregate purchase consideration of $65.7 million in cash paid at closing and additional contingent earn-out payments of up to $18.5 million subject to the achievement of certain operational and financial milestones over the two year periods following the respective closing dates which have been settled as of December 31, 2023.
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
The following table summarizes the acquisition date fair values of the aggregate assets acquired and liabilities assumed:

Total purchase consideration	$381.3
Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	4.2
Indefinite-lived intangibles assets	1.3
Finite-lived intangible assets	66.0
Other assets and liabilities, net	(0.5)
Total assets acquired, net of liabilities assumed	71.0
Goodwill	$310.3
The identified finite-lived intangible assets, which were valued using either an income or cost-based approach, primarily consist of developed technology and customer relationships, and had a total weighted-average amortization period of 4.1 years.
Pro forma financial information is not presented because the acquisitions occurring in each of the years ended December 31, 2022 and 2021 were not material to our financial statements, either individually or in the aggregate.
Other Acquisition-Related Payments
During 2023, 2022 and 2021, we made $10.5 million, $12.3 million and $15.5 million of aggregate holdback and contingent consideration payments related to business acquisitions, respectively.

4.    Goodwill and Intangible Assets
The following table summarizes changes in our goodwill balance by segment:

	A&C	Core	Total
Balance at December 31, 2021	$1,522.5	$2,018.3	$3,540.8
Goodwill related to acquisitions	—	56.3	56.3
Impact of foreign currency translation	(31.7)	(43.0)	(74.7)
Purchase accounting adjustments related to prior period acquisitions	6.2	8.3	14.5
Balance at December 31, 2022	1,497.0	2,039.9	3,536.9
Impact of foreign currency translation	16.6	23.0	39.6
Less: goodwill related to disposition of businesses	—	(3.3)	(3.3)
Other adjustments	—	(3.9)	(3.9)
Balance at December 31, 2023	$1,513.6	$2,055.7	$3,569.3

Intangible assets, net are summarized as follows:

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	233.6	n/a	233.6
Contractual-based assets	292.7	n/a	292.7
Finite-lived intangible assets:
Customer-related	459.3	$(352.2)	107.1
Developed technology	246.8	(205.6)	41.2
Trade names and other	104.8	(65.8)	39.0
	$1,782.2	$(623.6)	$1,158.6

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	243.2	n/a	243.2
Contractual-based assets	256.8	n/a	256.8
Finite-lived intangible assets:
Customer-related	487.7	$(309.0)	178.7
Developed technology	243.9	(171.1)	72.8
Trade names and other	109.8	(54.1)	55.7
	$1,786.4	$(534.2)	$1,252.2
During 2023, we completed two purchases of indefinite-lived domain portfolio intangible assets and related finite-lived customer-related intangible assets for a total of $35.4 million in cash and a variable earn-out of up to $4.0 million.
During 2021, we purchased intangible assets for a total of $200.1 million in cash. One of these purchases also included a variable earn-out payment of up to $12.0 million based on the achievement of specified future performance conditions. A

$1.5 million payment was made in 2023 which settled the variable earn-out obligation. These purchases primarily consisted of a number of top-level domains (TLDs), of which $186.8 million were recorded as indefinite-lived contractual-based intangible assets.
Amortization expense was $104.9 million, $128.9 million and $127.9 million during 2023, 2022 and 2021, respectively. As of December 31, 2023, the weighted-average remaining amortization period for amortizable intangible assets was 27 months for customer-related intangible assets, 24 months for developed technology and 45 months for trade names and other, and was 30 months in total.
Based on the balance of finite-lived intangible assets at December 31, 2023, expected future amortization expense is as follows:

Year Ending December 31:
2024	$83.2
2025	75.5
2026	21.7
2027	3.8
2028	1.9
Thereafter	1.2
$187.3
5.    Stockholders' Equity
Certificate of Incorporation
Our amended and restated certificate of incorporation authorized the issuance of up to 1,000,000 shares of Class A common stock, up to 500,000 shares of Class B common stock and up to 50,000 shares of undesignated preferred stock, each having a par value of $0.001 per share. Shares of Class A common stock have both economic and voting rights. Shares of Class B common stock have no economic rights, but do have voting rights. Holders of Class A and Class B common stock are entitled to one vote per share and, except as otherwise required, will vote together as a single class on all matters on which stockholders generally are entitled to vote. Shares of Class B common stock are transferable only together with an equal number of LLC Units if we, at the election of an owner, exchange LLC Units for shares of Class A common stock. No LLC Units were outstanding as of December 31, 2023 and therefore the outstanding Class B common stock is not transferable into additional Class A common stock as a result of the DNC Restructure as described in Note 1.
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
In January 2022, our board of directors approved the repurchase of up to an additional $2,251.0 million of our Class A common stock. Such approval was in addition to the amount remaining available for repurchases under prior board approvals, such that we had authority to repurchase up to $3,000.0 million of our Class A common stock. Shares may be repurchased in open market purchases, block transactions and privately negotiated transactions, in accordance with applicable federal securities laws. This authorization has no time limits, does not obligate us to make any repurchases and may be modified, suspended or terminated by us at any time without prior notice.
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
In addition to the ASRs discussed above, we also made the following open market repurchases of our Class A common stock:

Year Ended December 31,	Number of Shares Repurchased	Aggregate Purchase Price(1)
2023	17,356	$1,264.4
2022	7,642	$550.1
2021	3,500	$275.9
_________________________________
(1) The aggregate purchase price includes commissions paid in connection with the repurchases.
As of December 31, 2023, we had $1,435.5 million of remaining authorization available for repurchases.
6.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2023	2022
Derivative assets	$127.2	$209.6
Prepaid software and maintenance expenses	23.0	29.5
Usage-based prepaid expenses(1)	8.8	10.6
Other	18.2	22.1
	$177.2	$271.8
_________________________________
(1) Usage-based prepaid expenses include various cost of sales, marketing, rent and other prepaid commitments that are amortized as the funds are used.
7.    Equity-Based Compensation Plans
Equity Plans
On March 31, 2015, we adopted the 2015 Equity Incentive Plan (the 2015 Plan). As of December 31, 2023, 31,496 shares were available for issuance as future awards under the plan.
On March 31, 2015, we adopted the 2015 Employee Stock Purchase Plan (the ESPP). As of December 31, 2023, 4,605 shares were available for issuance under the plan.

Equity Plan Activity
The following table summarizes stock option activity:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Grant- Date Fair Value ($)	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2020	3,428		42.79
Exercised	(1,168)		36.72		51.0
Forfeited	(261)		68.77
Outstanding at December 31, 2021	1,999		42.94
Exercised	(536)		37.04		22.9
Forfeited	(37)		72.94
Outstanding at December 31, 2022	1,426		44.38
Exercised	(557)		35.23		26.1
Forfeited	(24)		72.28
Outstanding at December 31, 2023	845		49.60	4.1	47.8
Vested at December 31, 2023	843		49.54	4.1	47.7

The following table summarizes stock award activity:

Number of Shares of Class A Common Stock (#)
Outstanding at December 31, 2020(1)	6,133
Granted: RSUs	4,332
Granted: TSR-based PSUs	426
Vested	(2,645)
Forfeited	(1,480)
Outstanding at December 31, 2021(1)	6,766
Granted: RSUs	4,369
Granted: TSR-based PSUs	246
Vested	(2,734)
Forfeited	(1,015)
Outstanding at December 31, 2022(1)	7,632
Granted: RSUs	3,484
Granted: TSR-based PSUs	265
TSR-based PSU achievement above target	91
Vested	(4,215)
Forfeited	(1,000)
Outstanding at December 31, 2023(1)	6,257
_________________________________
(1)The balance of outstanding awards is comprised of the following:

	Number of Shares of Class A Common Stock (#)	Weighted Average Fair Value Per Share ($)
RSUs	6,058	77.37
TSR-based PSUs	558	107.05
Financial-based PSUs granted for accounting purposes	75	78.62
Financial-based PSUs not yet granted for accounting purposes	75	n/a
Outstanding at December 31, 2021	6,766

RSUs	6,890	80.32
TSR-based PSUs	676	121.00
Financial-based PSUs granted for accounting purposes	41	82.52
Financial-based PSUs not yet granted for accounting purposes	25	n/a
Outstanding at December 31, 2022	7,632

RSUs	5,531	79.14
TSR-based PSUs	701	119.28
Financial-based PSUs granted for accounting purposes	25	77.23
Outstanding at December 31, 2023	6,257
As of December 31, 2023, total unrecognized compensation expense related to non-vested equity grants was $361.9 million with an expected remaining weighted-average recognition period of approximately 1.9 years.

8.    Deferred Revenue
Deferred revenue consisted of the following:

	December 31,
	2023	2022
Current:
A&C	$683.8	$622.1
Core	1,391.1	1,331.9
	$2,074.9	$1,954.0
Noncurrent:
A&C	$173.5	$173.1
Core	628.9	597.2
	$802.4	$770.3
The increase in the deferred revenue balance is primarily driven by payments received in advance of satisfying our performance obligations, offset by $2,074.4 million of revenue recognized during 2023 that was included in the deferred revenue balance as of December 31, 2022. Deferred revenue as of December 31, 2023 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are expected to be satisfied, as follows:

	2024	2025	2026	2027	2028	Thereafter	Total
A&C	$683.8	$121.6	$38.3	$7.8	$3.2	$2.6	$857.3
Core	1,391.1	343.1	129.9	67.4	34.6	53.9	2,020.0
	$2,074.9	$464.7	$168.2	$75.2	$37.8	$56.5	$2,877.3

9.    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2023	2022
Accrued payroll and employee benefits	$143.6	$116.3
Tax-related accruals	56.2	42.8
Derivative liabilities	46.4	4.9
Accrued legal and professional	34.2	34.3
Current portion of operating lease liabilities	29.1	33.3
Accrued acquisition-related expenses and acquisition consideration payable	20.6	26.2
Accrued marketing and advertising	12.3	13.6
Accrued restructuring costs	7.4	—
Other	92.4	85.3
	$442.2	$356.7

10.    Long-Term Debt
Long-term debt consisted of the following:

		December 31,
	Maturity Date	2023	2022
2027 Term Loans (effective interest rate of 7.4% at December 31, 2023 and 4.3% at December 31, 2022)	August 10, 2027	$723.8	$731.3
2029 Term Loans (effective interest rate of 8.4% at December 31, 2023 and 4.1% at December 31, 2022)	November 10, 2029	1,752.3	1,770.0
2027 Senior Notes (effective interest rate of 5.4% at December 31, 2023 and December 31, 2022)	December 1, 2027	600.0	600.0
2029 Senior Notes (effective interest rate of 3.6% at December 31, 2023 and December 31, 2022)	March 1, 2029	800.0	800.0
Revolver	November 10, 2027	—	—
Total		3,876.1	3,901.3
Less: unamortized original issue discount and debt issuance costs(1)		(59.7)	(70.2)
Less: current portion of long-term debt		(17.9)	(18.2)
		$3,798.5	$3,812.9
_________________________________
(1) Original issue discount and debt issuance costs are amortized to interest expense over the life of the related debt instruments using the interest method.
Credit Facility
Our secured credit agreement (the Credit Facility) includes two tranches of term loans (the 2027 Term Loans and the 2029 Term Loans, the latter of which refinanced, replaced and extended the maturity of our previously issued term loans maturing in 2024, as described below) and a revolving credit facility (the Revolver). A portion of the term loans is hedged by interest rate swap agreements, as discussed in Note 11.
The 2027 Term Loans were originally issued in 2020 in an aggregate principal amount of $750.0 million with a 0.5% original issue discount. The net proceeds of these loans were used to partially fund the payments associated with the settlement of our obligations under certain tax receivable agreements in 2020. In March 2021, we refinanced the 2027 Term Loans to lower the interest rate margins by 0.5% with no changes made to the maturity date or any other material terms. In May 2023, we entered into an amendment to the Credit Facility to replace, beginning in July 2023, the benchmark interest rate based on the London Interbank Offered Rate (LIBOR) applicable to the 2027 Term Loans with a benchmark interest rate based on the forward-looking secured overnight financing rate (SOFR) plus a credit spread adjustment. The 2027 Term Loans bear interest at a rate equal to, at our option, either (a) SOFR together with a credit spread adjustment for the applicable interest period plus a margin of 2.0% per annum or (b) a margin of 1.0% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) SOFR for an interest period of one month plus 1.0%.
In November 2022, we amended our Credit Facility to provide for a new $1,770.0 million tranche of term loans maturing in 2029 (the 2029 Term Loans), the proceeds of which were used to refinance all of the outstanding previously issued term loans maturing in 2024. The 2029 Term Loans were originally issued with a 2.0% original issue discount and bore interest at a range of margins determined based on the first lien secured leverage ratio. In July 2023, we refinanced the 2029 Term Loans to lower the interest rate margin with no changes to the maturity date or any other material terms. The refinanced loans were issued at par and subsequent to the July 2023 refinancing, the 2029 Term Loans bear interest at a rate equal to, at our option, either (a) SOFR for the applicable interest period plus a margin of 2.5% per annum or (b) a margin of 1.5% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) SOFR for an interest period of one month plus 1.0%. With respect to the November 2022 refinancing, aggregate fees paid to lenders of $9.3 million were recorded as additional discount, and we recognized a loss on debt extinguishment of $3.3 million. With respect to the July 2023 refinancing, aggregate fees paid to lenders of $1.2 million were recorded as additional discount, and we recognized a loss on debt extinguishment of $1.5 million.
In November 2022, we also increased the borrowing capacity under our Revolver from $600.0 million to $1,000.0 million under a new revolving credit facility maturing in November 2027. In connection with this transaction, we capitalized aggregate fees of $4.1 million as debt issuance costs as well as recognized a loss on debt extinguishment of $0.3 million. The Revolver bears interest at a rate equal to, at our option, either (a) SOFR for the applicable interest period plus a margin ranging from 1.25% to 1.75% per annum or (b) the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) SOFR for an interest period of one month plus 1.0% plus a margin ranging from 0.25% to 0.75% per annum, with the margins determined based on our first lien secured leverage ratio. The Revolver also contains a financial covenant requiring us to maintain a leverage ratio of 5.75:1.00 when our usage exceeds 40.0% of the maximum capacity. This ratio is calculated as the ratio of first lien secured debt less cash and cash equivalents to consolidated EBITDA (as defined in the Credit Facility).
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
At December 31, 2023, we had $998.8 million available for borrowing under the Revolver as $1.2 million has been used to secure the issuance of standby letters of credit. We were not in violation of any covenants of the Credit Facility as of December 31, 2023.
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
In February 2021, we issued the 2029 Senior Notes in an aggregate principal amount of $800.0 million in a private placement offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2029 Senior Notes were issued at par and bear interest at 3.5% per annum, payable annually on March 1 and September 1. The aggregate principal is payable at maturity, subject to earlier repurchase or optional redemption as described below. In conjunction with the issuance of the 2029 Senior Notes, we capitalized $9.0 million in debt issuance costs.
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
At December 31, 2023, we were not in violation of any covenants of the 2027 Senior Notes or the 2029 Senior Notes.
Fair Value
The estimated fair values of our long-term debt instruments are based on observable market prices for these instruments, which are traded in less active markets and therefore classified as Level 2 fair value measurements, and were as follows as of December 31, 2023:

2027 Term Loans	$726.0
2029 Term Loans	$1,760.0
2027 Senior Notes	$589.5
2029 Senior Notes	$729.0
Future Debt Maturities
Aggregate principal payments, exclusive of any unamortized original issue discount and debt issuance costs, due on long-term debt as of December 31, 2023 were as follows:

Year Ending December 31:
2024	$25.1
2025	25.1
2026	25.1
2027	1,318.9
2028	17.6
Thereafter	2,464.3
$3,876.1

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
The following table summarizes our outstanding derivative instruments on a gross basis, all of which are considered Level 2 financial instruments:

	Notional Amount		Fair Value of Derivative Assets(2)		Fair Value of Derivative Liabilities(2)
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Cash flow hedges:
Foreign exchange forward contracts(1)	$592.1	$364.7	$1.4	$9.4	$14.7	$2.0
Cross-currency swaps(2)	560.8	549.7	—	15.8	13.9	2.2
Interest rate swaps	1,959.7	1,980.5	127.2	173.0	—	—
Net investment hedges:
Cross-currency swaps(3)	718.8	704.6	—	20.3	17.8	0.7
Total hedges	$3,831.4	$3,599.5	$128.6	$218.5	$46.4	$4.9
_________________________________
(1) The notional amount includes $1.0 million of foreign exchange forward contracts not designated as cash flow hedges, the aggregate fair value of which was $1.2 million at December 31, 2023.
(2) The notional values of the cross-currency swap have been translated from Euros to U.S. dollars at the foreign currency rates in effect at December 31, 2023 and 2022 of approximately 1.1 and 1.07, respectively.
(3) In our balance sheets, all derivative assets are recorded within prepaid expenses and other current assets and all derivative liabilities are recorded within accrued expenses and other current liabilities.
The following table summarizes the effect of our hedging relationships on AOCI:

	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss)
	Year Ended December 31,
	2023	2022	2021
Cash flow hedges:
Foreign exchange forward contracts(1)	$(29.8)	$24.3	$16.3
Cross-currency swap	(12.8)	54.0	(15.5)
Interest rate swaps	(46.3)	158.3	48.4
Net investment hedges:
Cross-currency swaps	(38.1)	20.3	—
Total hedges	$(127.0)	$256.9	$49.2
_________________________________
(1) Amounts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.

The following table summarizes the locations and amounts of gains (losses) recognized within earnings related to our hedging relationships:

	Year Ended December 31,
	2023			2022			2021
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Cash flow hedges:
Foreign exchange forward contracts:
Reclassified from AOCI into income	$16.3	$—	$—	$5.3		$—	$(8.9)		$—
Cross-currency swaps:
Reclassified from AOCI into income(1)	—	9.6	(17.0)	—	14.9	41.5	—	27.3	100.6
Interest rate swaps:
Reclassified from AOCI into income	—	66.4	—	—	(5.0)	—	—	(35.0)	—
Net investment hedges:
Cross-currency swaps:
Reclassified from AOCI into income	—	12.5	—	—	11.3	—	—		—
Total hedges	$16.3	$88.5	$(17.0)	$5.3	$21.2	$41.5	$(8.9)	$(7.7)	$100.6
_________________________________
(1) The amounts reflected in other income (expense), net include $16.8 million, $(41.3) million and $(101.8) million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by the cross-currency swap during 2023, 2022 and 2021, respectively.
As of December 31, 2023, we estimate that $99.0 million of net deferred gains related to our designated hedges will be recognized in earnings over the next 12 months. No amounts have been excluded from our hedge effectiveness testing.
Risk Management Strategies
Foreign Exchange Forward Contracts
From time-to-time, we may enter into foreign exchange forward contracts with financial institutions to hedge certain forecasted sales transactions denominated in foreign currencies. We designate these forward contracts as cash flow hedges, which are recognized as either assets or liabilities at fair value. At December 31, 2023, all such contracts had maturities of 24 months or less.
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

Interest Rate Swaps
In April 2017, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement to effectively convert a portion of the variable-rate borrowings under the previously issued term loans maturing in 2024, which were refinanced with the 2029 Term Loans, to a fixed rate of 5.44%. In March 2022, we entered into a transaction to extend the maturity of the swaps to August 31, 2027. We and the existing counterparties executed cancellation agreements to terminate all rights, obligations and liabilities associated with the original swaps. On the modification date, the existing cash flow hedging relationships were de-designated and new hedging relationships incorporating the terms of the new interest rate swaps (the 2022 Interest Rate Swaps) were designated. The 2022 Interest Rate Swaps, which had an amortizing notional amount of $1,262.5 million at inception, serve to convert a portion of the variable-rate borrowings under the 2029 Term Loans to a fixed rate of 4.81%. In November 2022, in conjunction with the concurrent Credit Facility refinancing discussed in Note 10, we terminated these swaps and entered into new SOFR-based interest rate swaps. This modification impacted no critical terms other than the reference rate change from LIBOR to SOFR and thus had no impact on our hedging relationships or financial statements.
In August 2020, in conjunction with the issuance of the 2027 Term Loans, we entered into seven-year pay-fixed rate, receive-floating rate interest rate swaps to effectively convert the variable one-month LIBOR interest rate on the 2027 Term Loans borrowings to a fixed rate of 0.705%. These interest rate swaps, which mature on August 10, 2027, had an aggregate notional amount of $750.0 million at inception. In May 2023, in conjunction with the concurrent Credit Facility amendment discussed in Note 10, we terminated these swaps and entered into new SOFR-based interest rate swaps. This modification impacted no critical terms other than the reference rate change from LIBOR to SOFR and thus had no impact on our hedging relationships or financial statements.
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
12.     Leases
Our operating leases primarily consist of office and data center space expiring at various dates through October 2034. Certain leases include options to renew or terminate at our discretion. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of December 31, 2023, operating leases have a remaining weighted average lease term of 6.5 years and our operating lease liabilities were measured using a weighted average discount rate of 5.5%.
The components of operating lease expense were as follows:

	Year Ended December 31,
	2023	2022	2021
Operating lease costs	$36.8	$44.5	$48.2
Variable lease costs	14.7	12.0	10.4
Sublease income	(14.2)	(8.3)	(4.3)
Total net lease cost	$37.3	$48.2	$54.3
We recognized impairment charges related to certain operating lease assets during 2022 and 2021 as discussed in Note 14.

Maturities of operating lease liabilities as of December 31, 2023 were as follows:

Year Ending December 31:
2024	$34.7
2025	23.3
2026	19.9
2027	14.7
2028	9.5
Thereafter	39.0
Total lease payments	141.1
Less: imputed interest	(21.8)
Total operating lease liabilities	$119.3
13.    Commitments and Contingencies
Service Agreements
We have entered into long-term agreements with certain vendors to provide for software and equipment maintenance, specified levels of bandwidth and other services. Under these arrangements, we are required to make periodic payments. Future minimum obligations under these non-cancelable agreements with initial terms in excess of one year at December 31, 2023 are as follows:

Year Ending December 31:
2024	$169.0
2025	127.3
2026	101.1
2027	116.6
2028	15.9
Thereafter	2.5
$532.4
Litigation
From time-to-time, we are a party to litigation and subject to claims, suits, regulatory and government investigation, other proceedings and consent decrees in the ordinary course of business, including intellectual property claims, putative and certified class actions, commercial and consumer protection claims, labor and employment claims, breach of contract claims and other asserted and unasserted claims. We investigate claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and reasonably estimable.
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
On July 27, 2022, the 11th Circuit vacated the settlement approval order and remanded the case for further action due to standing issues among the class members. On August 18, 2022, the plaintiffs filed a petition for a rehearing before the 11th Circuit. On December 7, 2022, the 11th Circuit was notified of the death of one of the plaintiffs, Jason Bennett. On March 13, 2023, the 11th Circuit granted the plaintiffs' petition for a rehearing before the 11th Circuit; the rehearing occurred on June 13, 2023. On July 24, 2023, the en banc 11th Circuit reversed the 11th Circuit's July 27, 2022 decision and remanded the appeal to the 11th Circuit for further action. Given the pending nature of the appeal, we have not adjusted our estimated loss provision for this settlement as of December 31, 2023.
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

Indemnifications
In the normal course of business, we have made indemnities under which we may be required to make payments in relation to certain transactions, including to our directors and officers to the maximum extent permitted under applicable state laws and indemnifications related to certain lease agreements. In addition, certain advertiser and reseller partner agreements contain indemnification provisions, which are generally consistent with those prevalent in the industry. We have not incurred material obligations under indemnification provisions historically, and do not expect to incur material obligations in the future. Accordingly, we have not recorded any liabilities related to such indemnities as of December 31, 2023 and 2022.
We include service level commitments to our customers guaranteeing certain levels of uptime reliability and performance for our hosting and premium DNS products. These guarantees permit those customers to receive credits in the event we fail to meet those levels, with exceptions for certain service interruptions including but not limited to periodic maintenance. We have not incurred any material costs as a result of such commitments during any of the periods presented, and have not recorded any liabilities related to such obligations as of December 31, 2023 and 2022.
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
As of December 31, 2023 and 2022, our accrual for estimated indirect tax liabilities was $23.6 million and $18.9 million, respectively, reflecting our best estimate of the probable liability based on an analysis of our business activities, revenues subject to indirect taxes and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation or settlements could be materially different than the amounts established for indirect tax contingencies.
14.    Restructuring and Other Charges and Disposition of Businesses and Related Assets
In February 2023, we announced a restructuring plan to reduce future operating expenses and improve cash flows through a combination of a reduction in force and a commitment to sell certain assets. As part of this plan, we announced a reduction in our workforce of approximately 550 employees, representing approximately 8% of our total employee base at the time. In conjunction with this restructuring, we recorded $35.1 million of pre-tax restructuring charges in our statement of operations related to severance, employee benefits and equity-based compensation. Of the $35.1 million of pre-tax restructuring charges, $10.1 million and $18.5 million were recognized within our A&C and Core segment, respectively, and $6.5 million was recognized as corporate overhead. In addition, we recognized a pre-tax loss of $16.5 million upon the completion of the planned disposition of certain assets and liabilities of our hosting business within our Core segment, which occurred on June 30, 2023.
During the three months ended September 30, 2023, we implemented additional restructuring activities to further reduce operating expenses and improve cash flows through a reduction in force, which impacted approximately 250 employees. In conjunction with these restructuring efforts, we recognized $13.4 million of pre-tax restructuring charges in our statement of operations related to severance and employee benefits during 2023. Of the $13.4 million of pre-tax restructuring charges, $2.1 million and $10.0 million were recognized within our A&C and Core segment, respectively, and $1.3 million was recognized as corporate overhead.
Cash payments of $38.7 million related to the restructuring activities described above were made during 2023. We expect to make substantially all remaining restructuring payments by the end of the second quarter of 2024.

The following table shows the total amount incurred and the accrued restructuring costs, which are recorded in accrued expenses and other current liabilities in our balance sheet, for severance and employee benefits as of December 31, 2023:

Accrued Restructuring Costs
Accrued restructuring costs as of December 31, 2022	$—
Restructuring costs incurred(1)	46.1
Amount paid	(38.7)
Accrued restructuring costs as of December 31, 2023	$7.4
________________________________
(1)Excludes $2.3 million in equity-based compensation expense associated with our restructuring plan, which was recorded within additional paid-in capital.
During 2023, we also recorded a charge of $17.0 million in our statement of operations related to the termination of a revenue sharing agreement. This termination fee was paid in full during the year.
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
15.     Defined Contribution Plan
We maintain defined contribution 401(k) plans covering eligible U.S. employees, who may contribute up to 100% of their compensation, subject to limitations established by the Internal Revenue Code. We match employee contributions on a discretionary basis. Expense for our matching contributions was $15.8 million, $15.9 million and $15.0 million during 2023, 2022 and 2021, respectively.
We maintain defined contribution benefit plans covering eligible foreign employees. Expense related to such plans was not material in any period presented.
16.    Income Taxes
Overview
We are subject to U.S. federal, state and foreign income taxes with respect to our allocable share of any taxable income or loss of Desert Newco, as well as any stand-alone income or loss we generate. Desert Newco is treated as a partnership for U.S. income tax purposes, and for most applicable state and local income tax purposes, and generally does not pay income taxes in most jurisdictions. Instead, Desert Newco's taxable income or loss is passed through to its members, including us. Despite its partnership treatment, Desert Newco is liable for income taxes in certain foreign jurisdictions in which it operates, in those states not recognizing its pass-through status and for certain of its subsidiaries not taxed as pass-through entities. We have acquired the outstanding stock of various domestic and foreign entities taxed as corporations, which are now wholly-owned by us or our subsidiaries. Where required or allowed, these subsidiaries also file and pay tax as a consolidated group for U.S. federal and state income tax purposes and internationally, primarily within the United Kingdom (UK), Germany and India. As discussed in Note 1, in December 2023, we completed the DNC Restructure to simplify our entity structure and as a result on January 1, 2024, Desert Newco was converted from a partnership to a disregarded entity for U.S. income tax purposes. As a result of the DNC Restructure, we expect to adjust certain temporary differences on existing assets and liabilities which will result in a one-time non-cash income tax benefit in the first quarter of 2024.

Benefit (Provision) for Income Taxes
Our benefit (provision) for income taxes includes U.S. federal, state and foreign income taxes. The domestic and foreign components of our income (loss) before income taxes were as follows:

	Year Ended December 31,
	2023	2022	2021
U.S.	$477.2	$418.6	$310.3
Foreign	(73.4)	(62.1)	(56.7)
Income before income taxes	$403.8	$356.5	$253.6
Our benefit (provision) for income taxes was as follows:

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$(0.8)	$(1.3)	$(2.1)
State	(5.4)	(0.9)	(2.9)
Foreign	(14.9)	(16.9)	(22.6)
	(21.1)	(19.1)	(27.6)
Deferred:
Federal	860.5	(0.7)	2.3
State	116.3	(0.5)	0.2
Foreign	16.1	16.7	14.3
	992.9	15.5	16.8
Benefit (provision) for income taxes	$971.8	$(3.6)	$(10.8)
A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate was as follows:

	Year Ended December 31,
	2023	2022	2021
Expected provision at U.S. federal statutory tax rate	$(84.8)	$(74.9)	$(53.3)
Effect of investment in Desert Newco	22.7	(22.0)	(50.4)
Research and development credits	33.1	29.2	21.9
Foreign earnings	0.2	3.7	(0.9)
Effect of changes in tax rates and apportionment	(97.1)	—	(3.6)
Uncertain tax positions	(17.1)	(10.6)	(10.7)
State taxes, net of federal benefit	(1.6)	2.9	(31.5)
Effect of restructurings of domestic subsidiary	—	(7.0)	—
Non-deductible expenses	(5.1)
Other	(0.9)	(1.9)	3.8
Effect of changes in valuation allowances	1,122.4	77.0	113.9
Benefit (provision) for income taxes	$971.8	$(3.6)	$(10.8)
We generated an income tax benefit in 2023 as compared to a provision for income taxes in 2022 primarily due to a $1,014.0 million release of valuation allowance at GoDaddy Inc. partially offset related to the impact related to a state apportionment election.

Deferred Taxes
The components of our deferred taxes were as follows:

	December 31,
	2023	2022

DTAs:
Investment in Desert Newco	$697.2	$800.0
NOLs	473.1	523.2
Tax credits	167.6	134.4
Deferred interest	44.0	38.2
Operating lease liabilities	15.3	17.8
Other	9.3	9.9
Valuation allowance	(377.5)	(1,504.8)
Total DTAs	1,029.0	18.7
DTLs:
Identified intangible assets	(40.0)	(61.3)
Operating lease assets	(6.4)	(8.1)
Total DTLs	(46.4)	(69.4)
Net DTAs	$982.6	$(50.7)
During December 2023, we released the majority of our domestic valuation allowance on the portion of our DTAs that we believe are more likely than not to be realized resulting in a $1,014.0 million non-cash income tax benefit. This release was related to our U.S. federal and state domestic net operating losses (NOLs), credit carryforwards and other DTAs. In determining the need for a valuation allowance, we consider both the positive and negative evidence including our ability to forecast future operating results, historical tax losses and our ability to utilize DTAs within the requisite carryforward periods. In December 2023, management applied judgement and determined the positive evidence outweighed the negative evidence and released the majority of our valuation allowance due to the following factors: we have been in a three year cumulative consolidated book income position for two years, our operating results and profitability continue to improve, our projections showed sufficient utilization of tax attributes within their requisite carryforward periods and we have not had a history of expiration of tax attributes. We continue to maintain a valuation allowance against the DTAs for which we concluded it is more-likely-than-not they will not be realized due to certain limitations on character or carryforward period.
As of December 31, 2023, we had U.S. federal, state and foreign gross NOLs and tax credits, a portion of which will begin to expire in 2030, as follows:

	Gross NOLs and Tax Credits	Portion Subject to a Valuation Allowance
Federal	$1,916.6	86.4
State	2,786.7	2,016.7
Foreign	38.6	22.9
	$4,741.9	$2,126.0
As of December 31, 2023, we have provided income taxes on the earnings of foreign subsidiaries, except to the extent such earnings are considered indefinitely reinvested. We have determined the amount of unrecognized DTL related to these temporary differences to be immaterial.

Uncertain Tax Positions
Our liability for unrecognized tax benefits was as follows:

	December 31,
	2023	2022

Balance at beginning of period	$139.7	$120.7
Gross increases - tax positions in prior period	6.8	7.2
Gross increases - tax positions in current period	23.2	11.8
Gross decreases - tax positions in prior period	(4.0)	—
Balance at end of period	$165.7	$139.7
The total amount of gross unrecognized tax benefits was $165.7 million as of December 31, 2023, of which $(47.0) million, if fully recognized, would decrease our effective tax rate.
We recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. Other long-term liabilities includes accrued interest and penalties related to unrecognized tax benefits of $30.6 million and $28.2 million as of December 31, 2023 and 2022, respectively. We do not expect a significant decrease in our liability for unrecognized tax benefits in the next 12 months.
We have filed all income tax returns for years through 2022, other than for Germany and the Netherlands. These returns are subject to examination by the taxing authorities in the respective jurisdictions, generally for three or four years after they were filed. Although we believe the amounts reflected in our tax returns substantially comply with applicable U.S. federal, state and foreign tax regulations, the respective taxing authorities may take contrary positions based on their interpretation of the law. A tax position successfully challenged by a taxing authority could result in an adjustment to our benefit for income taxes in the period in which a final determination is made.
17.    Income Per Share
Basic income per share is computed by dividing net income attributable to GoDaddy Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted income per share is computed giving effect to all potentially dilutive shares unless their effect is antidilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows:

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income	$1,375.6	$352.9	$242.8
Less: net income attributable to non-controlling interests	0.8	0.7	0.5
Net income attributable to GoDaddy Inc.	$1,374.8	$352.2	$242.3
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	148,296	158,788	167,906
Effect of dilutive securities:
Class B common stock	290	313	414
Stock options	460	678	1,127
RSUs, PSUs and ESPP shares	2,406	1,678	1,658
Weighted-average shares of Class A Common stock outstanding—diluted	151,452	161,457	171,105

Net income attributable to GoDaddy Inc. per share of Class A common stock—basic	$9.27	$2.22	$1.44
Net income attributable to GoDaddy Inc. per share of Class A common stock—diluted(1)	$9.08	$2.19	$1.42
_________________________________
(1) The diluted income per share calculations exclude net income attributable to non-controlling interests, unless the effect is antidilutive.
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted income per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Year Ended December 31,
	2023	2022	2021
Stock options	19	234	544
RSUs, PSUs and ESPP shares	780	492	881
	799	726	1,425
Shares of Class B common stock are not participating securities and, therefore, do not have rights to share in our earnings. Accordingly, separate presentation of income per share of Class B common stock under the two-class method is not required.
18.    Segment Information
We report our operating results through two reportable segments: A&C and Core.
Our chief operating decision maker (CODM), which, as of December 31, 2023, was our Chief Executive Officer, evaluates the performance of and allocates resources to our segments based on each segment's revenue and earnings before interest, taxes, depreciation and amortization (Segment EBITDA). Segment EBITDA is defined as segment revenues less costs and operating expenses, excluding depreciation and amortization, interest expense (net), provision or benefit for income taxes, equity-based compensation expense, acquisition-related costs, restructuring-related expenses and certain other items. We believe Segment EBITDA serves as a measure that assists our CODM and our investors in comparing our segments' performance on a consistent basis.
Our CODM does not use assets by segment to evaluate performance or allocate resources; therefore, we do not provide disclosure of assets by segment. See Note 2 for property, plant, and equipment, net as well as revenue disaggregated by geography.

The A&C and Core segments provide a view into the product-focused organization of our business and generate revenue as follows:
•A&C primarily consists of sales of products containing proprietary software, notably our website building products, as well as our commerce products and third-party email and productivity solutions and sales of certain products when they are included in bundled offerings of our proprietary software products.
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
The following table presents our segment information for the periods indicated:

	Year Ended December 31,
	2023	2022	2021

Revenue:
A&C	$1,430.4	$1,279.7	$1,128.3
Core	2,823.7	2,811.6	2,687.4
Total revenue	$4,254.1	$4,091.3	$3,815.7
Segment EBITDA:
A&C	$594.2	$522.8	$447.7
Core	816.4	783.7	679.7
Total Segment EBITDA	1,410.6	1,306.5	1,127.4
Unallocated corporate overhead	(276.1)	(293.5)	(255.2)
Depreciation and amortization	(171.3)	(194.6)	(199.6)
Equity-based compensation expense(1)	(294.0)	(264.4)	(207.9)
Interest expense, net of interest income	(155.4)	(135.0)	(124.9)
Acquisition-related expenses(2)	(12.1)	(35.1)	(78.2)
Restructuring and other(3)	(97.9)	(27.4)	(8.0)
Income before income taxes	403.8	356.5	253.6
Benefit (provision) for income taxes	971.8	(3.6)	(10.8)
Net income	$1,375.6	$352.9	$242.8
_________________________________
(1)The year ended December 31, 2023 excludes $2.3 million of equity-based compensation expense associated with our restructuring plan, which is included within restructuring and other.
(2)The year ended December 31, 2023 includes an adjustment of $6.0 million to a previously-recognized acquisition milestone liability.
(3)In addition to the restructuring and other charges in our statements of operations, other charges included are primarily composed of lease-related expenses associated with closed facilities, charges related to certain legal matters, adjustments to the fair value of our equity investments, expenses incurred in relation to the refinancing of our long-term debt and incremental expenses associated with certain professional services.

19.     Accumulated Other Comprehensive Income (Loss)
The following table presents AOCI activity in equity:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Total AOCI
Gross balance as of December 31, 2021(2)	$(52.9)	$14.2	$(38.7)
Other comprehensive income (loss) before reclassifications	(22.1)	171.2	149.1
Amounts reclassified from AOCI	—	68.0	68.0
Other comprehensive income - 2022	(22.1)	239.2	217.1
	$(75.0)	$253.4	178.4
Less: AOCI attributable to non-controlling interests			(0.4)
Balance as of December 31, 2022			$178.0

Gross balance as of December 31, 2022(2)	$(75.0)	$253.4	$178.4
Other comprehensive income (loss) before reclassifications	(4.3)	(146.2)	(150.5)
Amounts reclassified from AOCI	(4.3)	87.8	83.5
Other comprehensive income - 2023	(8.6)	(58.4)	(67.0)
	$(83.6)	$195.0	111.4
Less: AOCI attributable to non-controlling interests			(0.2)
Balance as of December 31, 2023			$111.2
_________________________________
(1) Amounts shown for our foreign exchange forward contracts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.
(2) Beginning balance is presented on a gross basis, excluding the allocation of AOCI attributable to non-controlling interests.
The sale of certain assets and liabilities of our hosting business, as discussed in Note 14, resulted in the reclassification from AOCI of $4.3 million in cumulative foreign currency translation adjustments. This amount was included within the loss on disposal reported in restructuring and other in our statements of operations for the year ended December 31, 2023. See Note 11 for the effect on net income of amounts reclassified from AOCI related to our hedging relationships.
20.    Subsequent Events
In January 2024, we entered into an amendment to the Credit Facility to provide for a new tranche of term loans maturing in 2029, the proceeds of which were used to refinance our existing 2029 Term Loans. Pursuant to this amendment, these loans were issued at par and bear interest at a rate equal to, at our option, either (a) SOFR for the applicable interest period plus a margin of 2.0% per annum or (b) a margin of 1.0% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) SOFR for an interest period of one month plus 1.0%.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our CEO and our CFO, who are our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting discussed below.
Notwithstanding the identified material weakness described below, our management, including our CEO and CFO, does not believe that this deficiency had an adverse effect on our reported operating results or financial condition, and has concluded that our financial statements and other financial information included in this Annual Report and other periodic filings present fairly, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in accordance with GAAP.
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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on our assessment under this framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to the material weakness described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP (EY) (PCAOB ID: 42), an independent registered public accounting firm, as stated in their report included herein.
Our management identified a material weakness in the design of our controls related to the accounting for income taxes and related disclosures with regard to management review controls and the completeness and accuracy of information used in the execution of those controls.
This material weakness did not result in any material misstatements to our consolidated financial statements or any changes to previously filed financial statements.

Remediation Efforts with Respect to Material Weakness
We have drafted documentation to respond to, and are developing a comprehensive plan to remediate as soon as possible, this material weakness.
Changes in Internal Control Over Financial Reporting
Except for the material weakness and remediation efforts described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of GoDaddy Inc.

Opinion on Internal Control Over Financial Reporting

We have audited GoDaddy Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, GoDaddy Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the accounting for income taxes and related disclosures with regard to management review controls and the completeness and accuracy of information used in the execution of those controls.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated February 29, 2024, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Phoenix, Arizona
February 29, 2024

Item 9B. Other Information
On December 8, 2023, Aman Bhutani, Chief Executive Officer, modified his previously adopted 10b5-1 trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. As modified, the 10b5-1 trading plan provides for the sale of an aggregate of 17,700 shares of the company's Class A common stock between March 2024 and June 2024.

On December 7, 2023, Mark McCaffrey, Chief Financial Officer, modified his previously adopted 10b5-1 trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. As modified, the 10b5-1 trading plan provides for the sale of an aggregate of 8,000 shares of the company's Class A common stock between March 2024 and May 2024.

On November 27, 2023, Nick Daddario, Chief Accounting Officer, adopted a 10b5-1 trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 10b5-1 trading plan provides for the sale of an aggregate of 3,078 shares of the company's Class A common stock between February 2024 and February 2025.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders (the 2024 Proxy Statement) to be filed with the SEC within 120 days of the year ended December 31, 2023 and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption "Delinquent Section 16(a) Reports" in the 2024 Proxy Statement and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

Part IV.
Item 15. Exhibits and Financial Statement Schedules
We have filed the following documents as part of this Annual Report on Form 10-K:
Financial Statements
Our financial statements are listed in the "Index to Consolidated Financial Statements" under Item 8 "Financial Statements and Supplementary Data."
Financial Statement Schedules
All other schedules have been omitted because they are either not required, not applicable or the required information is otherwise included.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of GoDaddy Inc., dated June 1, 2022	8-K	001-36904	3.1	6/3/2022
3.2	Second Amended and Restated Bylaws of GoDaddy Inc., dated July 7, 2022	8-K	001-36904	3.1	7/8/2022
4.1	Specimen common stock certificate of GoDaddy Inc.	S-1/A	333-196615	4.1	3/19/2015
4.2+	GoDaddy Inc. 2015 Equity Incentive Plan, and form of agreements thereunder	S-8	333-203166	4.2	4/1/2015
4.3+	GoDaddy Inc. 2015 Employee Stock Purchase Plan, as amended on June 27, 2016, and form of agreements thereunder	10-Q	001-36904	4.1	11/3/2016
4.4+	Desert Newco, LLC 2011 Unit Incentive Plan, as amended, and form of agreements thereunder	S-8	333-203166	4.4	4/1/2015
4.5+	The Go Daddy Group, Inc. 2006 Equity Incentive Plan	S-1/A	333-196615	10.28	3/19/2015
4.6*	Description of Capital Stock
4.7	Indenture, dated as of June 4, 2019, among Go Daddy Operating Company, LLC, GD Finance Co, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-36904	4.1	6/7/2019
4.8	Form of 5.250% Senior Note due 2027 (included in Exhibit 4.7)	8-K	001-36904	4.2	6/7/2019
4.9	Indenture, dated as of February 25, 2021, among Go Daddy Operating Company, LLC, GD Finance Co, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee	8-K	001-36904	4.1	2/26/2021
4.10	Form of 3.500% Senior Note due 2029 (included in Exhibit 4.9)	8-K	001-36904	4.2	2/26/2021
4.11	First Supplemental Indenture to the Indenture dated as of June 4, 2019, among Go Daddy Operating Company, LLC, GD Finance Co, LLC, Poynt, LLC, Registry Services, LLC and Computershare Trust Company, National Association, dated as of January 4, 2023	10-K	001-36904	4.15	2/16/2023
4.12	First Supplemental Indenture to the Indenture dated as of February 25, 2021, among Go Daddy Operating Company, LLC, GD Finance Co, LLC, Poynt, LLC, Registry Services, LLC and Computershare Trust Company, National Association, dated as of January 4, 2023	10-K	001-36904	4.16	2/16/2023
4.13+	Amendment to GoDaddy Inc. 2015 Equity Incentive Plan	10-Q	001-36904	4.1	5/5/2023
4.14+	Amendment to GoDaddy Inc. 2015 Employee Stock Purchase Plan	10-Q	001-36904	4.2	5/5/2023
10.1	Tax Receivable Agreement (Exchanges) dated as of March 31, 2015, by and among GoDaddy Inc. and the persons named therein	8-K	001-36904	10.5	4/6/2015
10.2	Tax Receivable Agreement (KKR Co-Invest Reorganization) dated as of March 31, 2015, by and among GoDaddy Inc. and GDG Co-Invest Blocker L.P.	8-K	001-36904	10.6	4/6/2015
10.3	Tax Receivable Agreement (KKR Reorganization) dated as of March 31, 2015, by and among GoDaddy Inc. and KKR 2006 GDG Blocker L.P.	8-K	001-36904	10.7	4/6/2015
10.4	Tax Receivable Agreement (SLP Reorganization) dated as of March 31, 2015, by and among GoDaddy Inc. and SLP III Kingdom Feeder I, L.P.	8-K	001-36904	10.8	4/6/2015
10.5	Tax Receivable Agreement (TCV Reorganization) dated as of March 31, 2015, by and among GoDaddy Inc. and TCV VII (A) L.P.	8-K	001-36904	10.9	4/6/2015

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.6	Amendment No. 1 to the Tax Receivable Agreement (Exchanges), dated July 31, 2020, by and among GoDaddy Inc. and the parties named therein.	8-K	001-36904	10.1	8/5/2020
10.7	TRA (Exchanges) Termination and Release Agreement, dated July 31, 2020, by and among GoDaddy Inc. and the parties named therein or subsequently becoming parties thereto	8-K	001-36904	10.2	8/5/2020
10.8	TRA (KKR Reorganization) Termination and Release Agreement, dated July 31, 2020, by and among GoDaddy Inc. and KKR 2006 GDG Blocker L.P.	8-K	001-36904	10.3	8/5/2020
10.9	TRA (KKR Co-Invest Reorganization) Termination and Release Agreement, dated July 31, 2020, by and among GoDaddy Inc. and GDG Co-Invest Blocker L.P.	8-K	001-36904	10.4	8/5/2020
10.10	TRA (SLP Reorganization) Termination and Release Agreement, dated July 31, 2020, by and among GoDaddy Inc. and SLP III Kingdom Feeder I, L.P.	8-K	001-36904	10.5	8/5/2020
10.11	TRA (TCV Reorganization) Termination and Release Agreement, by and among GoDaddy Inc. and TCV VII (A) L.P.	8-K	001-36904	10.6	8/5/2020
10.12	Amendment No. 5 to Credit Agreement, including as Annex A, the Second Amended and Restated Credit Agreement, dated as of February 15, 2017, among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, Inc., the lenders party thereto and Barclays Bank PLC	8-K	001-36904	10.1	2/16/2017
10.13	Technical Amendment to Second Amended and Restated Credit Agreement, among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, Inc., the lending institutions from time to time party thereto and Barclays Bank PLC, dated as of May 24, 2017	8-K	001-36904	10.1	5/26/2017
10.14	Amendment No. 1 to Second Amended and Restated Credit Agreement, among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, Inc., the lending institutions from time to time party thereto and Barclays Bank PLC, dated as of November 22, 2017	8-K	001-36904	10.1	11/22/2017
10.15	Joinder and Amendment to Second Amended and Restated Credit Agreement, among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, Inc., the guarantors party thereto, the lenders party thereto and Barclays Bank PLC, dated as of June 4, 2019	8-K	001-36904	10.1	6/7/2019
10.16	Amendment No. 3 to Second Amended and Restated Credit Agreement, among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, Inc., the lending institutions from time to time party thereto and Barclays Bank PLC, effective as of October 3, 2019	8-K	001-36904	10.1	10/4/2019
10.17	Joinder and Fourth Amendment to Second Amended and Restated Credit Agreement, among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, Inc., the guarantors party thereto, the lenders party thereto and Barclays Bank PLC, effective as of August 10, 2020	8-K	001-36904	10.1	8/13/2020
10.18	Fifth Amendment to Second Amended and Restated Credit Agreement, among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, Inc., the lending institutions from time to time party thereto and Barclays Bank PLC, effective as of March 8, 2021	8-K	001-36904	10.1	3/11/2021
10.19+	Form of Indemnification Agreement between GoDaddy Inc. and its directors and officers	S-1/A	333-196615	10.20	2/24/2015
10.20+	Executive Incentive Compensation Plan	S-1/A	333-196615	10.22	2/24/2015
10.21+	Employment Agreement, dated as of September 4, 2019, by and among GoDaddy.com, LLC, GoDaddy Inc., Desert Newco, LLC and Aman Bhutani	10-Q	001-36904	10.2	11/7/2019
10.22+	Offer Letter between GoDaddy.com, LLC and Mark McCaffrey, dated May 1, 2021	8-K	001-36904	10.1	5/5/2021
10.23+	Form of Change in Control and Severance Agreement	8-K	001-36904	10.3	5/5/2021
10.24+***	Employment Agreement between Go Daddy Singapore Pte. Ltd. and Roger Chen, dated July 1, 2022	8-K	001-36904	10.1	7/8/2022
10.25+	Form of Restricted Stock Unit Award Agreement under the GoDaddy Inc. 2015 Equity Incentive Plan	10-Q	001-36904	10.4	5/5/2022
10.26+	Form of Performance Restricted Stock Unit Award Agreement under the GoDaddy Inc. 2015 Equity Incentive Plan	10-Q	001-36904	10.5	5/5/2022

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.27	Joinder and Sixth Amendment to Second Amended and Restated Credit Agreement, among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, LLC, the lending institutions from time to time party thereto, Barclays Bank PLC and Royal Bank of Canada, effective as of November 10, 2022	8-K	001-36904	10.1	11/10/2022
10.28	Seventh Amendment to Second Amended and Restated Credit Agreement, among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, LLC, the lending institutions from time to time party thereto and Royal Bank of Canada, effective as of May 5, 2023	8-K	001-36904	10.1	5/5/2023
10.29+	Consulting Agreement, by and between GoDaddy Inc. and Chuck Robel, dated June 6, 2023	10-Q	001-36904	10.2	8/4/2023
10.30	Eighth Amendment to Second Amended and Restated Credit Agreement, among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, LLC, the lending institutions from time to time party thereto and Royal Bank of Canada, effective as of July 19, 2023	8-K	001-36904	10.1	7/19/2023
10.31	Ninth Amendment to Second Amended and Restated Credit Agreement, among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, LLC, the lending institutions from time to time party thereto and Royal Bank of Canada, effective as of August 15, 2023	10-Q	001-36904	10.2	11/3/2023
21.1*	Subsidiaries of GoDaddy Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Policy Relating to Recovery of Erroneously Awarded Compensation
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	The certifications attached as Exhibit 32.1 accompanying this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of GoDaddy Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
***	Certain provisions or terms of the agreement have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. GoDaddy Inc. agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GODADDY INC.

Date:	February 29, 2024	/s/ Aman Bhutani
Aman Bhutani Chief Executive Officer
POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Aman Bhutani and Mark McCaffrey, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in-person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Aman Bhutani	Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2024
Aman Bhutani
/s/ Mark McCaffrey	Chief Financial Officer (Principal Financial Officer)	February 29, 2024
Mark McCaffrey
/s/ Nick Daddario	Chief Accounting Officer (Principal Accounting Officer)	February 29, 2024
Nick Daddario
/s/ Brian H. Sharples	Chairman of the Board of Directors	February 29, 2024
Brian H. Sharples
/s/ Herald Y. Chen	Director	February 29, 2024
Herald Y. Chen
/s/ Caroline F. Donahue	Director	February 29, 2024
Caroline F. Donahue
/s/ Mark Garrett	Director	February 29, 2024
Mark Garrett
/s/ Leah Sweet	Director	February 29, 2024
Leah Sweet
/s/ Srini Tallapragada	Director	February 29, 2024
Srini Tallapragada
/s/ Sigal Zarmi	Director	February 29, 2024
Sigal Zarmi