Form 10-Q
period 2024-03-31
GoDaddy Inc.
filed 2024-05-03
CIK 1609711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-36904

GoDaddy Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-5769934
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
100 S. Mill Ave
Tempe, Arizona 85281
(Address of principal executive offices) (zip code)
(480) 505-8800
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	GDDY	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                         ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒
As of April 26, 2024, there were 140,940,862 shares of GoDaddy Inc.'s Class A common stock, $0.001 par value per share.

GoDaddy Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2024

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
ii

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
•our expectations regarding the effectiveness of our restructuring efforts;
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
iii

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
GoDaddy Inc.
Consolidated Balance Sheets (unaudited)
(In millions, except shares in thousands and per share amounts)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$664.0	$458.8
Short-term investments	—	40.0
Accounts and other receivables	93.9	76.6
Registry deposits	35.8	37.3
Prepaid domain name registry fees	480.3	466.0
Prepaid expenses and other current assets	221.8	177.2
Total current assets	1,495.8	1,255.9
Property and equipment, net	171.3	185.3
Operating lease assets	49.3	60.8
Prepaid domain name registry fees, net of current portion	216.4	209.0
Goodwill	3,548.7	3,569.3
Intangible assets, net	1,123.7	1,158.6
Deferred tax assets	1,271.5	1,020.4
Other assets	102.1	105.6
Total assets	$7,978.8	$7,564.9
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$120.8	$148.1
Accrued expenses and other current liabilities	409.5	442.2
Deferred revenue	2,174.4	2,074.9
Long-term debt	17.6	17.9
Total current liabilities	2,722.3	2,683.1
Deferred revenue, net of current portion	842.9	802.4
Long-term debt, net of current portion	3,794.8	3,798.5
Operating lease liabilities, net of current portion	83.9	90.2
Other long-term liabilities	91.2	90.7
Deferred tax liabilities	28.9	37.8
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value - 50,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value - 1,000,000 shares authorized; 142,429 and 142,051 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	0.1	0.1
Class B common stock, $0.001 par value - 500,000 shares authorized; —(1) and 259 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	2,345.9	2,271.6
Accumulated deficit	(2,066.2)	(2,320.7)
Accumulated other comprehensive income	135.0	111.2
Total stockholders' equity	414.8	62.2
Total liabilities and stockholders' equity	$7,978.8	$7,564.9
_________________________________
(1)Substantially all Class B shares were no longer outstanding as of March 31, 2024. See Note 1 for further discussion.
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Operations (unaudited)
(In millions, except shares in thousands and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue:
Applications and commerce	$383.1	$338.0
Core platform	725.4	698.0
Total revenue	1,108.5	1,036.0
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	414.5	386.1
Technology and development	202.9	215.0
Marketing and advertising	87.5	92.4
Customer care	76.4	76.8
General and administrative	91.7	94.1
Restructuring and other	22.4	52.3
Depreciation and amortization	37.2	48.5
Total costs and operating expenses	932.6	965.2
Operating income	175.9	70.8
Interest expense	(41.3)	(45.8)
Loss on debt extinguishment	(1.0)	—
Other income (expense), net	9.6	22.6
Income before income taxes	143.2	47.6
Benefit (provision) for income taxes	258.3	(0.2)
Net income	401.5	47.4
Less: net income attributable to non-controlling interests	—	0.1
Net income attributable to GoDaddy Inc.	$401.5	$47.3
Net income attributable to GoDaddy Inc. per share of Class A common stock:
Basic	$2.82	$0.31
Diluted	$2.76	$0.30
Weighted-average shares of Class A common stock outstanding:
Basic	142,528	154,124
Diluted	145,676	156,644
___________________________
(1) Costs and operating expenses include equity-based compensation expense as follows:
Cost of revenue	$—	$0.4
Technology and development	37.5	39.0
Marketing and advertising	7.3	6.6
Customer care	5.8	5.4
General and administrative	20.4	20.2
Restructuring and other	0.8	2.3
Total equity-based compensation expense	$71.8	$73.9
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	Three Months Ended March 31,
	2024	2023
Net income	$401.5	$47.4
Foreign exchange forward contracts gain (loss), net	9.3	(6.9)
Unrealized swap gain (loss), net(1)	10.5	(32.6)
Change in foreign currency translation adjustment	3.8	2.1
Comprehensive income	425.1	10.0
Less: comprehensive income attributable to non-controlling interests	—	0.2
Comprehensive income attributable to GoDaddy Inc.	$425.1	$9.8
___________________________
(1) Amounts are net of the tax effects reflected below:
Unrealized swap gain (loss), net	$8.5	$—
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Stockholders' Equity (Deficit) (unaudited)
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares(1)	Amount
Balance at December 31, 2023	142,051	$0.1	259	$—	$2,271.6	$(2,320.7)	$111.2	$62.2
Net income	—	—	—	—	—	401.5	—	401.5
Equity-based compensation, including amounts capitalized	—	—	—	—	72.3	—	—	72.3
Stock option exercises	80	—	—	—	2.1	—	—	2.1
Repurchases of Class A common stock(2)	(1,245)	—	—	—	—	(147.1)	—	(147.1)
Impact of derivatives, net	—	—	—	—	—	—	19.8	19.8
Change in foreign currency translation adjustment	—	—	—	—	—	—	3.8	3.8
Vesting of restricted stock units and other	1,543	—	(259)	—	(0.1)	0.1	0.2	0.2
Balance at March 31, 2024	142,429	$0.1	—	$—	$2,345.9	$(2,066.2)	$135.0	$414.8
_________________________________
(1)Substantially all Class B shares were no longer outstanding as of March 31, 2024. See Note 1 for further discussion.
(2)Includes a 1% excise tax on shares repurchased, net of the fair market value of new share issuances, of $0.5 million.

GoDaddy Inc.
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

GoDaddy Inc.
Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net income	$401.5	$47.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37.2	48.5
Equity-based compensation expense	71.8	73.9
Non-cash restructuring and other charges	1.9	21.0
Deferred taxes	(259.5)	(10.0)
Other	5.6	8.9
Changes in operating assets and liabilities, net of amounts acquired:
Prepaid domain name registry fees	(22.1)	(29.5)
Deferred revenue	146.1	114.8
Other operating assets and liabilities	(85.3)	(4.7)
Net cash provided by operating activities	297.2	270.3
Investing activities
Maturities of short-term investments	40.0	—
Net proceeds received from disposition of a business	8.1	—
Purchases of property and equipment	(4.4)	(22.8)
Net cash provided by (used in) investing activities	43.7	(22.8)
Financing activities
Proceeds from stock option exercises	2.1	3.2
Payments made for:
Repurchases of Class A common stock	(128.3)	(119.7)
Repayment of long-term debt	(6.3)	(6.3)
Other financing obligations	(2.5)	(1.4)
Net cash used in financing activities	(135.0)	(124.2)
Cash and cash equivalents classified within assets held for sale	—	(5.2)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	0.3
Net increase in cash and cash equivalents	205.2	118.4
Cash and cash equivalents, beginning of period	458.8	774.0
Cash and cash equivalents, end of period	$664.0	$892.4

Cash paid during the period for:
Interest on long-term debt, including impact of interest rate swaps	$31.2	$44.7
Income taxes, net of refunds received	$5.2	$2.2
Amounts included in the measurement of operating lease liabilities	$10.6	$12.1
Supplemental disclosure of non-cash transactions
Operating lease assets obtained in exchange for operating lease liabilities	$0.3	$1.4
Accrued purchases of property and equipment at period end	$0.5	$2.0
Share repurchases not yet settled	$19.3	$—
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except shares in thousands and per share amounts)

1.    Organization and Background
Organization
We are the sole managing member of Desert Newco, LLC (Desert Newco), and as a result, we consolidate its financial results into the results and financial position of the Company. As of March 31, 2024, we owned 100% of Desert Newco.
On December 11, 2023, we completed a series of transactions (the DNC Restructure) designed to simplify our capital structure, commonly referred to as an "Up-C" structure, and provide us with additional strategic flexibility which resulted in Desert Newco becoming a wholly-owned subsidiary of GoDaddy Inc. Pursuant to the DNC Restructure, 271 Limited Liability Company Units (LLC Units) of Desert Newco not held by us or our subsidiaries were cancelled and converted into 271 newly issued shares of our Class A common stock. Each LLC Unit formerly held by such other unitholders was paired with one share of our Class B common stock, which shares of Class B common stock remained outstanding immediately following the DNC Restructure. To the extent the shares of Class B common stock remain outstanding, the holders are entitled to one vote for each share held of record on all matters submitted to a vote of our stockholders, but such shares have no economic rights and are non-transferrable. As of March 31, 2024, substantially all Class B shares outstanding immediately following the DNC Restructure were surrendered and no longer outstanding. Subsequent to the DNC Restructure, on January 1, 2024, Desert Newco was converted from a partnership to a disregarded entity and as a result we are now treated as a consolidated C corporation group for U.S. income tax purposes.

Basis of Presentation
Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and include our accounts and the accounts of our subsidiaries. All material intercompany accounts and transactions have been eliminated.
Our interim financial statements are unaudited and, in our opinion, include all adjustments of a normal recurring nature necessary for the fair presentation of the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for any subsequent period or for the year ending December 31, 2024.

These financial statements should be read in conjunction with our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the 2023 Form 10-K).
Prior Period Presentation
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
2.    Summary of Significant Accounting Policies
Property and Equipment
Property and equipment, net by geography was as follows:

	March 31, 2024	December 31, 2023
U.S.	$139.0	$146.9
France	17.3	19.8
All other international	15.0	18.6
	$171.3	$185.3
No other international country represented more than 10% of property and equipment, net in any period presented.
Equity Investments
We hold investments in privately held equity securities, which are recorded in other assets with a carrying value of $53.1 million as of March 31, 2024 and December 31, 2023.
Revenue Recognition
Disaggregated Revenue
Revenue by major product type was as follows:

	Three Months Ended March 31,
	2024	2023
A&C	$383.1	$338.0
Core: domains	532.0	492.1
Core: other	193.4	205.9
	$1,108.5	$1,036.0
No single customer represented over 10% of our total revenue for any period presented.

Revenue by geography is based on the customer's billing address and was as follows:

	Three Months Ended March 31,
	2024	2023
U.S.	$755.6	$695.4
International	352.9	340.6
	$1,108.5	$1,036.0
No international country represented more than 10% of total revenue in any period presented.
See Note 7 for information regarding our deferred revenue.
Assets Recognized from Contract Costs
Fees paid to various registries at the inception of a domain registration or renewal represent costs to fulfill a contract. We capitalize and amortize these prepaid domain name registry fees to cost of revenue consistent with the pattern of transfer of the product to which the asset relates. Amortization expense of such asset was $193.8 million and $185.1 million for the three months ended March 31, 2024 and 2023, respectively.
Restructuring and Other
Restructuring and other primarily represents: (i) charges related to restructuring activities undertaken to reduce future operating expenses and improve cash flows through a combination of reductions in force and the sale of certain assets and liabilities of our hosting business within our Core segment; and (ii) charges incurred in the first quarter of 2024 related to the abandonment of right-of-use assets associated with certain operating leases. See Note 13 for further discussion.
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
We hold certain assets required to be measured at fair value on a recurring basis. These include time deposits, which we classify within Level 1 because we use quoted market prices to determine their fair value. Level 2 assets and liabilities include commercial paper and derivative financial instruments associated with hedging activity, as further discussed in Note 10. Derivative financial instruments are measured at fair value on the contract date and are subsequently remeasured each reporting period using inputs such as spot rates, discount rates and forward rates. There are not active markets for the hedge contracts themselves; however, the inputs used to calculate the fair value of the instruments are tied to active markets.

The following tables set forth our material assets and liabilities measured and recorded at fair value on a recurring basis:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Commercial paper	$—	$49.8	$—	$49.8
Time deposits	58.8	—	—	58.8
Derivative assets	—	150.4	—	150.4
Total assets	$58.8	$200.2	$—	$259.0
Liabilities:
Derivative liabilities	$—	$18.2	$—	$18.2

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Commercial paper	$—	$39.6	$—	$39.6
Time deposits	40.0	—	—	40.0
Short-term investments:
Time deposits	40.0			40.0
Derivative assets	—	128.6	—	128.6
Total assets	$80.0	$168.2	$—	$248.2
Liabilities:
Derivative liabilities	$—	$46.4	$—	$46.4
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
In December 2023, the FASB issued guidance to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this guidance require additional disclosures about income taxes, primarily focused on the disclosure of income taxes paid and the rate reconciliation table. The new guidance will be effective for the 2025 fiscal year, with early adoption permitted. We are currently evaluating the impact of this standard on our disclosures within our consolidated financial statements.
3.    Goodwill and Intangible Assets
The following table summarizes changes in our goodwill balance by segment:

	A&C	Core	Total
Balance at December 31, 2023	$1,513.6	$2,055.7	$3,569.3
Impact of foreign currency translation	(7.9)	(11.0)	(18.9)
Less: goodwill related to disposition of a business	—	(1.7)	(1.7)
Balance at March 31, 2024	$1,505.7	$2,043.0	$3,548.7

Intangible assets, net are summarized as follows:

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	232.6	n/a	232.6
Contractual-based assets	292.7	n/a	292.7
Finite-lived intangible assets:
Customer-related	399.6	$(315.1)	84.5
Developed technology	237.3	(202.1)	35.2
Trade names and other	95.2	(61.5)	33.7
	$1,702.4	$(578.7)	$1,123.7

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	233.6	n/a	233.6
Contractual-based assets	292.7	n/a	292.7
Finite-lived intangible assets:
Customer-related	459.3	$(352.2)	107.1
Developed technology	246.8	(205.6)	41.2
Trade names and other	104.8	(65.8)	39.0
	$1,782.2	$(623.6)	$1,158.6
Amortization expense was $20.5 million and $32.7 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the weighted-average remaining amortization period for amortizable intangible assets was 25 months for customer-related, 21 months for developed technology and 43 months for trade names and other, and was 28 months in total.
Based on the balance of finite-lived intangible assets as of March 31, 2024, expected future amortization expense is as follows:

Year Ending December 31:
2024 (remainder of)	$55.7
2025	67.8
2026	22.5
2027	4.2
2028	1.9
Thereafter	1.3
$153.4

4.    Stockholders' Equity
Share Repurchase Program
Our board of directors has authorized a share repurchase program of up to $4,000.0 million. During the three months ended March 31, 2024, we repurchased a total of 1,245 shares of our Class A common stock in the open market, which were retired upon repurchase, for an aggregate purchase price of $147.7 million. As of March 31, 2024, we had $1,287.8 million of remaining authorization available for repurchases.
5.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2024	December 31, 2023
Derivative assets	$148.5	$127.2
Prepaid software and maintenance expenses	40.2	23.0
Other	33.1	27.0
	$221.8	$177.2
6.    Equity-Based Compensation Plans
We have granted stock options at exercise prices equal to the fair market value of our Class A common stock on the grant date as well as granted both stock options and restricted stock awards (RSUs) vesting solely upon the continued service of the recipient. Performance-based awards (PSUs) vest based on our relative total stockholder return (TSR) as compared to an index of public internet companies.
The following table summarizes stock option activity:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Exercise Price Per Share ($)
Outstanding at December 31, 2023	845	49.60
Exercised	(80)	26.52
Forfeited	—	18.00
Outstanding at March 31, 2024	765	52.03
Vested at March 31, 2024	764	52.01

The following table summarizes stock award activity:

Number of Shares of Class A Common Stock (#)
Outstanding at December 31, 2023	6,257
Granted: RSUs	2,472
Granted: TSR-based PSUs	212
TSR-based PSU achievement above target	230
Vested	(1,542)
Forfeited	(221)
Outstanding at March 31, 2024(1)	7,408
_________________________________
(1)The balance of outstanding awards is comprised of the following:

	Number of Shares of Class A Common Stock (#)	Weighted-Average Grant-Date Fair Value Per Share ($)
RSUs	6,757	91.62
TSR-based PSUs	651	142.30
Outstanding at March 31, 2024	7,408
As of March 31, 2024, total unrecognized compensation expense related to non-vested equity grants was $552.9 million with an expected remaining weighted-average recognition period of 2.3 years.
7.    Deferred Revenue
Deferred revenue consisted of the following:

	March 31, 2024	December 31, 2023
Current:
A&C	$742.2	$683.8
Core	1,432.2	1,391.1
	$2,174.4	$2,074.9
Noncurrent:
A&C	$186.7	$173.5
Core	656.2	628.9
	$842.9	$802.4
The increase in deferred revenue is primarily driven by payments received in advance of satisfying our performance obligations, offset by $810.3 million of revenue recognized during the three months ended March 31, 2024, which was included in deferred revenue as of December 31, 2023. Deferred revenue as of March 31, 2024 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are expected to be satisfied, as follows:

	Remainder of 2024	2025	2026	2027	2028	Thereafter	Total

A&C	$663.4	$186.5	$59.8	$11.7	$4.5	$3.0	$928.9
Core	1,238.7	492.2	172.5	80.2	43.6	61.2	2,088.4
	$1,902.1	$678.7	$232.3	$91.9	$48.1	$64.2	$3,017.3

8.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2024	December 31, 2023
Accrued payroll and employee benefits	$104.6	$143.6
Tax-related accruals	68.9	56.2
Accrued legal and professional	37.8	34.2
Current portion of operating lease liabilities	26.6	29.1
Share repurchases not yet settled	19.3	—
Derivative liabilities	18.1	46.4
Accrued marketing and advertising	16.1	12.3
Accrued interest	14.9	13.6
Accrued restructuring costs	10.0	7.4
Accrued acquisition-related expenses	1.6	20.6
Other	91.6	78.8
	$409.5	$442.2
9.    Long-Term Debt
Long-term debt consisted of the following:

	Maturity Date	March 31, 2024	December 31, 2023
2027 Term Loans (effective interest rate of 7.7% at March 31, 2024 and 7.4% at December 31, 2023)	August 10, 2027	$721.9	$723.8
2029 Term Loans (effective interest rate of 7.9% at March 31, 2024 and 8.4% at December 31, 2023)	November 10, 2029	1,748.0	1,752.3
2027 Senior Notes (effective interest rate of 5.5% at March 31, 2024 and 5.4% at December 31, 2023)	December 1, 2027	600.0	600.0
2029 Senior Notes (effective interest rate of 3.7% at March 31, 2024 and 3.6% at December 31, 2023)	March 1, 2029	800.0	800.0
Revolver	November 10, 2027	—	—
Total		3,869.9	3,876.1
Less: unamortized original issue discount and debt issuance costs(1)		(57.5)	(59.7)
Less: current portion of long-term debt		(17.6)	(17.9)
		$3,794.8	$3,798.5
_________________________________
(1)Original issue discount and debt issuance costs are amortized to interest expense over the life of the related debt instruments using the interest method.
Credit Facility
As described in our 2023 Form 10-K, our secured credit agreement (the Credit Facility) includes two tranches of term loans (the 2027 Term Loans and the 2029 Term Loans) and a revolving credit facility (the Revolver). A portion of the term loans is hedged by interest rate swap arrangements, as discussed in Note 10.
In January 2024, we entered into an amendment to the Credit Facility to provide for a new tranche of term loans maturing in 2029, the proceeds of which were used to refinance our existing 2029 Term Loans. Pursuant to this amendment, these loans were issued at par and bear interest at a rate equal to, at our option, either (a) Secured Overnight Financing Rate (SOFR) for the applicable interest period plus a margin of 2.0% per annum or (b) a margin of 1.0% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) SOFR for an interest period of one month plus 1.0%.

As of March 31, 2024, we had $998.8 million available for borrowing under the Revolver as $1.2 million has been used to secure the issuance of standby letters of credit. We were not in violation of any covenants of the Credit Facility as of March 31, 2024.
Senior Notes
As described in our 2023 Form 10-K, we have completed two offerings of senior notes (the 2027 Senior Notes and the 2029 Senior Notes).
As of March 31, 2024, we were not in violation of any covenants of the Senior Notes.
Fair Value
The estimated fair values of our long-term debt instruments are based on observable market prices for these instruments, which are traded in less active markets and therefore classified as Level 2 fair value measurements, and were as follows as of March 31, 2024:

2027 Term Loans	$722.8
2029 Term Loans	$1,748.0
2027 Senior Notes	$587.2
2029 Senior Notes	$721.6
Future Debt Maturities
Aggregate principal payments, exclusive of any unamortized original issue discount and debt issuance costs, due on long-term debt as of March 31, 2024 were as follows:

Year Ending December 31:
2024 (remainder of)	$18.8
2025	25.0
2026	25.0
2027	1,318.8
2028	17.5
Thereafter	2,464.8
$3,869.9
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

The following table summarizes our outstanding derivative instruments on a gross basis, all of which are considered Level 2 financial instruments:

	Notional Amount		Fair Value of Derivative Assets(2)		Fair Value of Derivative Liabilities(2)
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Cash flow hedges:
Foreign exchange forward contracts(1)	$663.7	$592.1	$1.9	$1.4	$3.6	$14.7
Cross-currency swaps(2)	546.9	560.8	—	—	6.4	13.9
Interest rate swaps	1,954.5	1,959.7	148.5	127.2	—	—
Net investment hedges:
Cross-currency swaps(3)	701.1	718.8	—	—	8.2	17.8
Total hedges	$3,866.2	$3,831.4	$150.4	$128.6	$18.2	$46.4
_________________________________
(1)The notional amount includes $0.7 million of foreign exchange forward contracts not designated as cash flow hedges, the aggregate fair value of which was $0.9 million at March 31, 2024.
(2)The notional values of the cross-currency swaps have been translated from Euros to U.S. dollars at the foreign currency rates in effect of approximately 1.08 and 1.10 as of March 31, 2024 and December 31, 2023, respectively.
(3)In our balance sheets, all derivative assets are recorded within prepaid expenses and other current assets and all derivative liabilities are recorded within accrued expenses and other current liabilities.
The following table summarizes the effect of our hedging relationships on accumulated other comprehensive income (AOCI):

	Unrealized Gains (Losses) Recognized in Other Comprehensive Income
	Three Months Ended
	March 31, 2024	March 31, 2023
Cash flow hedges:
Foreign exchange forward contracts(1)	$9.3	$(6.9)
Cross-currency swaps	(2.1)	2.0
Interest rate swaps	21.1	(34.6)
Net investment hedges:
Cross-currency swaps	13.2	(6.4)
Total hedges	$41.5	$(45.9)
_________________________________
(1)Amounts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.

The following tables summarize the locations and amounts of gains (losses) recognized within earnings related to our hedging relationships:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Cash flow hedges:
Foreign exchange forward contracts:
Reclassified from AOCI into income	$1.6	$—	$—	$4.8	$—	$—
Cross-currency swaps:
Reclassified from AOCI into income(1)	—	2.4	12.4	—	2.4	(7.1)
Interest rate swaps:
Reclassified from AOCI into income	—	18.0	—	—	14.1	—
Net investment hedges:
Cross-currency swaps:
Reclassified from AOCI into income	—	3.1	—	—	3.2	—
Total hedges	$1.6	$23.5	$12.4	$4.8	$19.7	$(7.1)
_________________________________
(1)The amounts reflected in other income (expense), net include $(12.4) million and $7.0 million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by cross-currency swaps during the three months ended March 31, 2024 and 2023, respectively.
As of March 31, 2024, we estimate that $97.2 million of net deferred gains related to our designated hedges will be recognized in earnings over the next 12 months. No amounts have been excluded from our hedge effectiveness testing.
Risk Management Strategies
Foreign Exchange Forward Contracts
From time-to-time, we may enter into foreign exchange forward contracts with financial institutions to hedge certain forecasted sales transactions denominated in foreign currencies. We designate these forward contracts as cash flow hedges, which are recognized as either assets or liabilities at fair value. At March 31, 2024, all such contracts had maturities of 24 months or less.
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

Interest Rate Swaps
In April 2017, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement to effectively convert a portion of the variable-rate borrowings under the previously issued term loans maturing in 2024, which were refinanced with the 2029 Term Loans, to a fixed rate of 5.44%. In March 2022, we entered into a transaction to extend the maturity of the swaps to August 31, 2027. We and the existing counterparties executed cancellation agreements to terminate all rights, obligations and liabilities associated with the original swaps. On the modification date, the existing cash flow hedging relationships were de-designated and new hedging relationships incorporating the terms of the new interest rate swaps (the 2022 Interest Rate Swaps) were designated. The 2022 Interest Rate Swaps, which had an amortizing notional amount of $1,262.5 million at inception, serve to convert a portion of the variable-rate borrowings under the 2029 Term Loans to a fixed rate of 4.81%. In November 2022, in conjunction with the concurrent Credit Facility refinancing discussed in our 2023 Form 10-K, we terminated these swaps and entered into new SOFR-based interest rate swaps. This modification impacted no critical terms other than the reference rate change from LIBOR to SOFR and thus had no impact on our hedging relationships or financial statements.
In August 2020, in conjunction with the issuance of the 2027 Term Loans, we entered into seven-year pay-fixed rate, receive-floating rate interest rate swaps to effectively convert the variable one-month LIBOR interest rate on the 2027 Term Loans borrowings to a fixed rate of 0.705%. These interest rate swaps, which mature on August 10, 2027, had an aggregate notional amount of $750.0 million at inception. In May 2023, in conjunction with the concurrent Credit Facility amendment, we terminated these swaps and entered into new SOFR-based interest rate swaps. This modification impacted no critical terms other than the reference rate change from LIBOR to SOFR and thus had no impact on our hedging relationships or financial statements.
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
11.     Leases
Our operating leases primarily consist of office and data center space expiring at various dates through October 2034. Certain leases include options to renew or terminate at our discretion. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of March 31, 2024, operating leases have a remaining weighted average lease term of 6.5 years and our operating lease liabilities were measured using a weighted average discount rate of 5.5%.
The components of operating lease expense were as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
Operating lease costs	$7.5	$9.8
Variable lease costs	3.7	3.8
Sublease income	(2.9)	(2.3)
Total net lease cost	$8.3	$11.3
During the three months ended March 31, 2024, we recognized $5.8 million of expense related to the abandonment of certain operating leases, which is included within restructuring and other.
As of March 31, 2024, we have $14.9 million in commitments for operating leases that have not yet commenced, and therefore are not included in our right-of-use assets or operating lease liabilities. These leases will commence during Q2 2024 with a weighted average lease term of 6.7 years.
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
There have been no material changes outside of the ordinary course of business to our known contractual obligations, which were included in Note 13 of Item 8 of our 2023 Form 10-K.
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
Our accrual for estimated indirect tax liabilities was $25.5 million and $23.6 million as of March 31, 2024 and December 31, 2023, respectively, reflecting our best estimate of the probable liability based on an analysis of our business activities, revenues subject to indirect taxes and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation or settlements could be materially different than the amounts established for indirect tax contingencies.
13. Restructuring and Other Charges
During the three months ended March 31, 2024, we implemented restructuring activities to further reduce operating expenses and improve cash flows through a reduction in force, which impacted approximately 180 employees. In conjunction with these restructuring activities, we recognized $11.1 million of pre-tax restructuring charges in our statement of operations related to severance, employee benefits and equity-based compensation. Of the $11.1 million of pre-tax restructuring charges recognized during the three months ended March 31, 2024, $4.5 million and $6.1 million were recognized within our A&C and Core segments, respectively, and $0.5 million was recognized as corporate overhead.
Cash payments of $1.3 million related to the restructuring activities described above were made during the three months ended March 31, 2024. We expect to make substantially all remaining restructuring payments by the end of the third quarter of 2024.
The following table shows the total amount incurred and the accrued restructuring costs, which are recorded in accrued expenses and other current liabilities in our balance sheet, for severance and employee benefits:

Accrued Restructuring Costs
Accrued restructuring costs as of December 31, 2023	$7.4
Restructuring costs incurred during the three months ended March 31, 2024(1)	10.6
Amount paid during the three months ended March 31, 2024	(8.0)
Accrued restructuring costs as of March 31, 2024	$10.0

Accrued restructuring costs as of December 31, 2022	$—
Restructuring costs incurred during the three months ended March 31, 2023(1)	27.1
Amount paid during the three months ended March 31, 2023	(6.4)
Accrued restructuring costs as of March 31, 2023	$20.7
________________________________
(1)The three months ended March 31, 2024 and March 31, 2023 excludes $0.8 million and $2.3 million, respectively, of equity-based compensation expense associated with our restructuring plans which was recorded within additional paid-in capital.

During the three months ended March 31, 2024, we also recognized $5.8 million of expense related to the abandonment of certain operating leases as discussed in Note 11. During the three months ended March 31, 2023, we recognized a $21.0 million charge in connection with the planned disposition of certain assets and liabilities of our hosting business within our Core segment which occurred on June 30, 2023.
14.    Income Taxes
We completed the DNC Restructure to simplify our capital structure, and on January 1, 2024, Desert Newco was converted from a partnership to a disregarded entity for U.S. income tax purposes. As a result, we now account for our deferred taxes related to Desert Newco based on the inside basis differences of our assets and liabilities where prior to the DNC Restructure we accounted for our deferred tax assets and liabilities related to Desert Newco based on the outside basis difference of our investment in Desert Newco. In connection with this change, we adjusted certain temporary differences on existing assets and liabilities which resulted in a one-time non-cash income tax benefit in the first quarter of 2024 of $267.4 million.
The components of our deferred taxes before and after the DNC restructuring are as follows:

	January 1, 2024	December 31, 2023
	(Post-DNC Restructure)	(Pre-DNC Restructure)

Deferred tax assets (DTAs) related to:
Deferred revenue	$636.3	$—
Goodwill	385.2	—
Net operating losses (NOLs)	198.9	473.1
Intangible assets	168.0	(40.0)
Tax credits	167.6	167.6
Deferred interest	44.0	44.0
Operating lease liabilities	31.8	15.3
Accrued expenses	24.2	—
Investment in Desert Newco	—	697.2
Other	27.2	9.3
Valuation allowance	(167.0)	(377.5)
Total DTAs	1,516.2	989.0
Deferred tax liabilities (DTLs) related to:
Deferred cost of revenue	(149.2)	—
Unrealized gains	(71.9)	—
Operating lease assets	(18.1)	(6.4)
Original issue discount and debt issuance costs	(14.0)	—
Total DTLs	(253.2)	(6.4)
Net DTAs	$1,263.0	$982.6
Our effective tax rate differs from the U.S. federal statutory rate primarily due to a one-time benefit related to the DNC Restructure and the impact of foreign earnings primarily related to the United Kingdom, Germany and India jurisdictions.
We monitor the realizability of our DTAs considering all relevant factors at each reporting period. As of March 31, 2024, based on the relevant weight of positive and negative evidence, including our ability to forecast future operating results, historical tax losses and our ability to utilize DTAs within the requisite carryforward periods, we do not maintain a valuation allowance on the majority of our U.S. federal and state DTAs. During the first quarter of 2024, management applied judgment and recorded a $13.0 million tax benefit for the reversal of a valuation allowance as a result of changes to our U.S. filing group from the DNC Restructure.

We do maintain valuation allowances on certain U.S., state, and foreign carry forwards as we concluded they are not more likely than not to be realized.
Uncertain Tax Positions
The total amount of gross unrecognized tax benefits was $171.3 million as of March 31, 2024, of which $48.6 million, if fully recognized, would decrease our effective tax rate. Although we believe the amounts reflected in our tax returns substantially comply with applicable U.S. federal, state and foreign tax regulations, the respective taxing authorities may take contrary positions based on their interpretation of the law. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision or benefit for income taxes in the period in which a final determination is made.
15.    Income Per Share
Basic income per share is computed by dividing net income attributable to GoDaddy Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted income per share is computed giving effect to all potentially dilutive shares unless their effect is antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted income per share is as follows:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income	$401.5	$47.4
Less: net income attributable to non-controlling interests	—	0.1
Net income attributable to GoDaddy Inc.	$401.5	$47.3
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	142,528	154,124
Effect of dilutive securities:
Class B common stock	—	309
Stock options	443	535
RSUs, PSUs and ESPP shares	2,705	1,676
Weighted-average shares of Class A Common stock outstanding—diluted	145,676	156,644

Net income attributable to GoDaddy Inc. per share of Class A common stock—basic	$2.82	$0.31
Net income attributable to GoDaddy Inc. per share of Class A common stock—diluted	$2.76	$0.30

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted income per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended March 31,
	2024	2023
Stock options	—	20
RSUs, PSUs and ESPP shares	939	554
	939	574

Shares of Class B common stock were not participating securities and, therefore, do not have rights to share in our earnings. Accordingly, separate presentation of income per share of Class B common stock under the two-class method is not required. Prior to the DNC Restructure, each LLC Unit was exchangeable into a share of Class A common stock only together with an equal number of shares of Class B common stock. All LLC Units of DNC not held by us or our subsidiaries were cancelled and converted into newly issued shares of Class A common stock in conjunction with the DNC Restructure.

16.     Segment Information
We report our operating results through two reportable segments: A&C and Core.
Our chief operating decision maker (CODM), which, as of March 31, 2024, was our Chief Executive Officer, evaluates the performance of and allocates resources to our segments based on each segment's revenue and earnings before interest, taxes, depreciation and amortization (Segment EBITDA). Segment EBITDA is defined as segment revenues less costs and operating expenses, excluding depreciation and amortization, interest expense (net), provision or benefit for income taxes, equity-based compensation expense, acquisition-related costs, restructuring-related expenses and certain other items. We believe Segment EBITDA serves as a measure that assists our CODM and our investors in comparing our segments' performance on a consistent basis.
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

The following table presents our segment information for the periods indicated:

	Three Months Ended March 31,
	2024	2023

Revenue:
A&C	$383.1	$338.0
Core	725.4	698.0
Total revenue	$1,108.5	$1,036.0
Segment EBITDA:
A&C	$161.9	$132.4
Core	216.7	189.0
Total Segment EBITDA	378.6	321.4
Unallocated corporate overhead	(65.6)	(71.7)
Depreciation and amortization	(37.2)	(48.5)
Equity-based compensation expense(1)	(71.0)	(71.6)
Interest expense, net of interest income	(34.7)	(38.0)
Acquisition-related expenses	(0.9)	(4.4)
Restructuring and other (2)	(26.0)	(39.6)
Income before income taxes	143.2	47.6
Benefit (provision) for income taxes	258.3	(0.2)
Net income	$401.5	$47.4
_________________________________
(1)The three months ended March 31, 2024 and March 31, 2023 excludes $0.8 million and $2.3 million, respectively, of equity-based compensation expense associated with our restructuring activities which is included within restructuring and other.
(2)In addition to the restructuring and other in our statements of operations, other charges included are primarily composed of lease-related expenses associated with closed facilities and lease abandonments, charges related to certain legal matters, adjustments to the fair value of our equity investments and expenses incurred in relation to the refinancing of our long-term debt.

17.    Accumulated Other Comprehensive Income (Loss)
The following table presents AOCI activity in equity:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Total AOCI
Gross balance as of December 31, 2023(2)	$(83.6)	$195.0	$111.4
Other comprehensive income (loss) before reclassifications	3.8	(17.7)	(13.9)
Amounts reclassified from AOCI	—	37.5	37.5
Other comprehensive income	3.8	19.8	23.6
Balance as of March 31, 2024	$(79.8)	$214.8	$135.0

Gross balance as of December 31, 2022(2)	$(75.0)	$253.4	$178.4
Other comprehensive income (loss) before reclassifications	2.1	(56.9)	(54.8)
Amounts reclassified from AOCI	—	17.4	17.4
Other comprehensive income (loss)	2.1	(39.5)	(37.4)
	$(72.9)	$213.9	141.0
Less: AOCI attributable to non-controlling interests			(0.3)
Balance as of March 31, 2023			$140.7
_________________________________
(1)Amounts shown for our foreign exchange forward contracts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.
(2)Beginning balance is presented on a gross basis, excluding the allocation of AOCI attributable to non-controlling interests.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included in this Quarterly Report as well as our audited financial statements and related notes and the discussion in the "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of our 2023 Form 10-K. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategies for our business, includes forward-looking statements involving significant risks and uncertainties. As a result of many factors, such as those set forth in "Risk Factors," actual results may differ materially from the results described in, or implied by, these forward-looking statements.
(Throughout the tables and this discussion and analysis, dollars are in millions, excluding average revenue per user (ARPU), and shares are in thousands.)
Overview
We serve a large market of entrepreneurs, developing and delivering easy-to-use products in a one stop shop solution alongside personalized guidance. We serve small businesses, individuals, organizations, developers, designers and domain investors. We manage and report our business in the following two segments:
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
Consolidated First Quarter Financial Highlights
Below are our key consolidated financial highlights for the three months ended March 31, 2024, with comparisons to the three months ended March 31, 2023.
•Total revenue of $1,108.5 million, an increase of 7.0%, or approximately 6.9% on a constant currency basis(1).
•International revenue of $352.9 million, an increase of 3.6%, or approximately 3.5% on a constant currency basis(1).
•Total bookings of $1,312.7 million, an increase of 9.5%, or approximately 9.5% on a constant currency basis(1).
•Operating income of $175.9 million, an increase of 148.4%(2).
•Net income of $401.5 million, an increase of 747.0%(2).
•Normalized EBITDA(3) of $313.0 million, an increase of 25.4%.
•Net cash provided by operating activities of $297.2 million, an increase of 10.0%.
(1) Discussion of constant currency is set forth in "Quantitative and Qualitative Disclosures about Market Risk."
(2) Our operating results for the three months ended March 31, 2024 included $22.4 million in restructuring and other charges, as further discussed in Note 13 to our financial statements.
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

	Three Months Ended March 31,
	2024		2023
	$	% of Total Revenue	$	% of Total Revenue

Revenue:
Applications and commerce	$383.1	34.6%	$338.0	32.6%
Core platform	725.4	65.4%	698.0	67.4%
Total revenue	1,108.5	100.0%	1,036.0	100.0%
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	414.5	37.4%	386.1	37.3%
Technology and development	202.9	18.3%	215.0	20.8%
Marketing and advertising	87.5	7.9%	92.4	8.9%
Customer care	76.4	6.9%	76.8	7.4%
General and administrative	91.7	8.3%	94.1	9.1%
Restructuring and other	22.4	2.0%	52.3	5.0%
Depreciation and amortization	37.2	3.4%	48.5	4.7%
Total costs and operating expenses	932.6	84.2%	965.2	93.2%
Operating income	175.9	15.8%	70.8	6.8%
Interest expense	(41.3)	(3.6)%	(45.8)	(4.4)%
Loss on debt extinguishment	(1.0)	(0.1)%	—	—%
Other income (expense), net	9.6	0.8%	22.6	2.2%
Income before income taxes	143.2	12.9%	47.6	4.6%
Benefit (provision) for income taxes	258.3	23.3%	(0.2)	—%
Net income	401.5	36.2%	47.4	4.6%
Less: net income attributable to non-controlling interests	—	—%	0.1	—%
Net income attributable to GoDaddy Inc.	$401.5	36.2%	$47.3	4.6%
Non-GAAP Financial Measure and Other Operating Metrics
In addition to our results determined in accordance with GAAP, we believe that Normalized EBITDA, a non-GAAP measure, and the following other operating metrics are useful as supplements in evaluating our ongoing operational performance and help provide an enhanced understanding of our business:

	Three Months Ended March 31,
	2024	2023
Normalized EBITDA	$313.0	$249.7
Annualized recurring revenue	$3,772.6	$3,543.2
Total bookings	$1,312.7	$1,199.2
Total customers at period end (in thousands)	20,995	20,997
ARPU	$206	$197

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
Reconciliation of NEBITDA
The following table reconciles NEBITDA to net income, its most directly comparable GAAP financial measure:

	Three Months Ended March 31,
	2024	2023
Net income	$401.5	$47.4
Depreciation and amortization	37.2	48.5
Equity-based compensation expense(1)	71.0	71.6
Interest expense, net	34.7	38.0
Acquisition-related expenses	0.9	4.4
Restructuring and other (2)	26.0	39.6
Provision (benefit) for income taxes	(258.3)	0.2
NEBITDA	$313.0	$249.7
_________________________________
(1)The three months ended March 31, 2024 and 2023 excludes $0.8 million and $2.3 million, respectively, of equity-based compensation expense associated with our restructuring activities, which is included within restructuring and other.
(2)In addition to the restructuring and other in our statements of operations, other charges included are primarily composed of lease-related expenses associated with closed facilities and lease abandonments, charges related to certain legal matters, adjustments to the fair value of our equity investments, expenses incurred in relation to the refinancing of our long-term debt, and incremental expenses associated with certain professional services.
Revenue
We generate the majority of our revenue from sales of product subscriptions, as described in our 2023 Form 10-K. Our subscriptions can range from monthly terms to multi-annual terms of up to ten years, depending on the product. Revenue is presented net of refunds, and we maintain a reserve to provide for refunds granted to customers.

	Three Months Ended March 31,		Change
	2024	2023	$	%
Applications and commerce	$383.1	$338.0	$45.1	13%
Core platform	725.4	698.0	27.4	4%
Total revenue	$1,108.5	$1,036.0	$72.5	7%
The 7.0% increase in total revenue for the three months ended March 31, 2024 was due to the changes in our A&C and Core revenues, as described below:
A&C
For the three months ended March 31, 2024, the 13.3% increase in A&C revenue was driven by: (i) 17.3% growth in revenue related to our productivity applications, most notably our email solutions; (ii) 8.7% growth in revenues due to continued customer adoption of our subscription-based products designed to establish and grow online presence; and (iii) 41.1% growth in revenue related to our commerce solutions, as continued customer adoption has resulted in an increase in payment volume.
Core
For the three months ended March 31, 2024, the 3.9% increase in Core revenue was driven by 7.0% growth in domain registration and add-on revenues and 12.1% growth in aftermarket revenues due to increasing sales volume. Partially offsetting these increases was a 9.0% decrease in hosting revenues primarily due to end-of-life migrations from certain products and disposition of certain hosting assets. Domains under management was 84.6 million as of March 31, 2024.
Bookings
The following table presents our total bookings for the periods indicated:

	Three Months Ended March 31,		Change
	2024	2023	$	%
Total bookings	$1,312.7	$1,199.2	$113.5	9%
The 9.5% increase in total bookings for the three months ended March 31, 2024 was driven by continued customer adoption of our productivity solutions and related add-ons as well as price increases, strength in domains and aftermarket and continued strong adoption of website-building presence products. These increases were partially offset by decreased hosting bookings following the divestiture of certain hosting assets.
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

	Three Months Ended March 31,		Change
	2024	2023	$	%
Cost of revenue (excluding depreciation and amortization)	$414.5	$386.1	$28.4	7%
The 7.4% increase in cost of revenue for the three months ended March 31, 2024 was driven by (i) 7.0% growth in domain registration and add-on revenues and 12.1% growth in aftermarket revenues; (ii) 17.3% growth in revenue related to our productivity applications, most notably our email solutions; and (iii) 41.1% growth in revenue related to our commerce solutions.
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

	Three Months Ended March 31,		Change
	2024	2023	$	%

Technology and development	$202.9	$215.0	$(12.1)	(6)%
The 5.6% decrease in technology and development expenses for the three months ended March 31, 2024 was attributable to a $4.5 million decrease in personnel costs driven by lower average headcount and a $3.5 million decrease in data center and systems infrastructure costs driven by migration towards a unified infrastructure platform.
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

	Three Months Ended March 31,		Change
	2024	2023	$	%

Marketing and advertising	$87.5	$92.4	$(4.9)	(5)%
The 5.3% decrease in marketing and advertising expenses for the three months ended March 31, 2024 was attributable to a $2.7 million decrease in advertising expenses driven by the level of discretionary investments.

Customer care
Customer care expenses represent the costs to guide and service our customers, primarily consisting of personnel costs. We expect customer care expenses to fluctuate depending on the methods of customer interaction utilized as well as the level of personnel required to support our business.

	Three Months Ended March 31,		Change
	2024	2023	$	%

Customer care	$76.4	$76.8	$(0.4)	(1)%
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

	Three Months Ended March 31,		Change
	2024	2023	$	%

General and administrative	$91.7	$94.1	$(2.4)	(3)%
There were no material changes in general and administrative expenses.
Restructuring and other

	Three Months Ended March 31,		Change
	2024	2023	$	%

Restructuring and other	$22.4	$52.3	$(29.9)	(57)%
Restructuring and other was $22.4 million for the three months ended March 31, 2024 which includes $11.1 million of costs incurred pursuant to restructuring activities during the quarter and $5.8 million of expense related to the abandonment of certain operating leases, as further discussed in Note 13 to our financial statements.
During the three months ended March 31, 2023, restructuring and other was $52.3 million which primarily includes $29.4 million in severance, employee benefits and equity-based compensation costs incurred pursuant to a restructuring plan implemented in February 2023 and a $21.0 million charge in connection with the planned disposition of certain assets and liabilities of our hosting business within our Core segment which closed on June 30, 2023.
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

	Three Months Ended March 31,		Change
	2024	2023	$	%

Depreciation and amortization	$37.2	$48.5	$(11.3)	(23)%
The 23.3% decrease for the three months ended March 31, 2024 was attributable to a $12.3 million decrease in amortization of acquired intangible assets driven by certain intangible assets reaching the end of their useful lives.
Interest expense

	Three Months Ended March 31,		Change
	2024	2023	$	%

Interest expense	$41.3	$45.8	$(4.5)	(10)%
The 9.8% decrease in interest expense for the three months ended March 31, 2024 was attributable to the refinancing of the 2029 Term Loans in July 2023 and January 2024 which reduced our interest margin. See Note 10 to our financial statements for additional discussion.
Other income (expense), net

	Three Months Ended March 31,		Change
	2024	2023	$	%

Other income (expense), net	9.6	22.6	$(13.0)	(58)%
The 57.5% decrease in other income (expense), net for the three months ended March 31, 2024 was attributable to a $14.4 million increase in the carrying value of one of our equity investments during the three months ended March 31, 2023. See Note 2 to our financial statements for additional information regarding our equity investments.
Segment Results of Operations
Our two operating segments, A&C and Core, reflect the way we manage and evaluate the performance of our business. Our CODM evaluates segment performance based upon several factors, of which the primary financial measures are revenue and Segment EBITDA, our segment measure of profitability.
Applications and Commerce
The following table presents the results for our A&C segment for the periods indicated:

	Three Months Ended March 31,		Change
	2024	2023	$	%
Revenue	$383.1	$338.0	$45.1	13%
Segment EBITDA	$161.9	$132.4	$29.5	22%
The 13.3% increase in A&C revenue for the three months ended March 31, 2024 was driven by: (i) 17.3% growth in revenue related to our productivity applications, most notably our email solutions; (ii) 8.7% growth in revenues due to continued customer adoption of our subscription-based products designed to establish and grow online presence; and (iii) 41.1% growth in revenue related to our commerce solutions, as continued customer adoption has resulted in an increase in payment volume.

The 22.3% increase in A&C Segment EBITDA for the three months ended March 31, 2024 was attributed to a $45.1 million increase in revenue as described. This increase was partially offset by an increase in cost of revenue (excluding depreciation and amortization) resulting from 17.3% growth in revenue related to our productivity applications, most notably our email solutions and 41.1% growth in revenue related to our commerce solutions.
Core Platform
The following table presents the results for our Core segment for the periods indicated:

	Three Months Ended March 31,		Change
	2024	2023	$	%
Revenue	$725.4	$698.0	$27.4	4%
Segment EBITDA	$216.7	$189.0	$27.7	15%
The 3.9% increase in Core revenue for the three months ended March 31, 2024 was driven by 7.0% growth in domain-related revenues and the continued growth of our registry business and 12.1% growth in aftermarket revenues due to increasing sales volume. Partially offsetting these increases was a 9.0% decrease in hosting revenues due to end-of-life migrations from certain products and disposition of certain hosting assets.
The 14.7% increase in Core Segment EBITDA for the three months ended March 31, 2024 was attributed to a $27.4 million increase in revenue as described above and a $13.2 million decrease in operating expenses excluding acquisition-related costs and equity-based compensation expense attributable to lower marketing and technology and development costs. Partially offsetting these increases was an increase in cost of revenue (excluding depreciation and amortization) due to 7.0% growth in domain registration and add-on revenues and 12.1% growth in aftermarket revenues.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity have been cash flow generated from operations and long-term debt borrowings. Our principal uses of cash have been to fund operations, acquisitions and capital expenditures, as well as to make mandatory principal and interest payments on our long-term debt and to repurchase shares of our Class A common stock. Our liquidity position also benefits from U.S. and state deferred tax assets (DTAs) such that we have not historically paid a significant amount of U.S. federal or state income taxes. We acquired the right to benefit from the majority of our DTAs when we settled the Tax Receivable Agreements (collectively TRA Settlement Agreements) in 2020. In connection with executing the TRA Settlement Agreements, we paid $850.0 million for approximately $1,400.0 million of cash tax benefits, with substantially all of them expected to be realized within the next ten years.
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
Our long-term debt agreements contain covenants restricting, among other things, our ability, or the ability of our subsidiaries, to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes including mergers and consolidations, sell assets, make restricted payments including dividends, distributions and investments, prepay junior indebtedness and engage in operations other than in connection with acting as a holding company, subject to customary exceptions. As of March 31, 2024, we were in compliance with all such covenants and had no amounts drawn on our revolving credit facility.
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
Share Repurchase Program
As discussed in Note 4 to our financial statements, we are authorized to repurchase up to $4,000.0 million of our Class A common stock. During the three months ended March 31, 2024, we repurchased a total of 1,245 shares of our Class A common stock in the open market for an aggregate purchase price of $147.7 million. As of March 31, 2024, we had $1,287.8 million of remaining authorization available for repurchases.
Restructuring and Other
As further discussed in Note 13 to our financial statements, we undertook restructuring activities during the three months ended March 31, 2024 to reduce future operating expenses and improve cash flows through a combination of reductions in force and the sale of certain assets and liabilities of our hosting business within our Core segment. Cash payments of $1.3 million related to these restructuring activities were made during the three months ended March 31, 2024, with approximately $10.0 million remaining to be paid relating to the 2023 and Q1 2024 restructuring activities as of March 31, 2024. We expect to make substantially all remaining restructuring payments by the end of the third quarter of 2024.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023

Net cash provided by operating activities	$297.2	$270.3
Net cash provided by (used in) investing activities	43.7	(22.8)
Net cash used in financing activities	(135.0)	(124.2)
Cash and cash equivalents classified within assets held for sale	—	(5.2)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	0.3
Net increase in cash and cash equivalents	$205.2	$118.4

Operating Activities
Our primary source of cash from operating activities has been cash collections from our customers. Our primary uses of cash from operating activities have been for domain registration costs paid to registries, software licensing fees related to third-party productivity solutions, personnel costs, discretionary marketing and advertising costs, technology and development costs and interest payments. We expect cash outflows from operating activities to be affected by the timing of payments we make to registries and other operating costs as we continue to grow our business.
Net cash provided by operating activities increased $26.9 million from $270.3 million during the three months ended March 31, 2023 to $297.2 million during the three months ended March 31, 2024, driven by the growth in total bookings due to increased adoption of productivity solutions and our Websites + Marketing product. The increase was also driven by lower restructuring related payments as well as lower discretionary marketing and technology and development related spending.
Investing Activities
Our investing activities generally consist of strategic acquisitions, dispositions and purchases of property and equipment to support the overall growth of our business. We expect our investing cash flows to be affected by the timing of payments we make for capital expenditures, strategic acquisitions or other growth opportunities we decide to pursue.
Net cash provided by investing activities increased $66.5 million from $22.8 million net cash used during the three months ended March 31, 2023 to $43.7 million net cash provided during the three months ended March 31, 2024, due to maturities of short-term investments totaling $40.0 million as well as proceeds from dispositions of certain assets and liabilities of our hosting business.
Financing Activities
Our financing activities generally consist of long-term debt borrowings, the repayment of principal on long-term debt, stock option exercise and ESPP proceeds and share repurchases.
Net cash used in financing activities increased $10.8 million from $124.2 million during the three months ended March 31, 2023 to $135.0 million during the three months ended March 31, 2024, primarily due to a $8.6 million increase in share repurchases.
Deferred Revenue
See Note 7 to our financial statements for details regarding the expected future recognition of deferred revenue.
Off-Balance Sheet Arrangements
There have been no material changes in our off-balance sheet arrangements as discussed in our 2023 Form 10-K.
Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with GAAP, and in doing so, we make estimates, assumptions and judgments affecting the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosure of contingent assets and liabilities. We base our estimates, assumptions and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances, and we evaluate these estimates, assumptions and judgments on an ongoing basis. Different assumptions and judgments would change the estimates used in the preparation of our financial statements, which, in turn, could change our results from those reported. We refer to estimates, assumptions and judgments of this type as our critical accounting policies and estimates, which we discussed in our 2023 Form 10-K. We review our critical accounting policies and estimates with the audit and finance committee of our board of directors on an annual basis.
There have been no material changes in our critical accounting policies from those disclosed in our 2023 Form 10-K.
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
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts may fail to meet their contractual obligations. To mitigate such counterparty credit risk, we enter into contracts only with carefully selected financial institutions based upon ongoing evaluations of their creditworthiness. As a result, we do not believe we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of March 31, 2024.
Foreign Currency Risk
We manage our exposure to changes in foreign currency exchange rates through the use of foreign exchange forward contracts and cross-currency swap contracts. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and cash equivalents.
Foreign Exchange Forward Contracts
A portion of our bookings, revenue and operating expenses is denominated in foreign currencies, which are subject to exchange rate fluctuations. Our most significant foreign currency exposures are the British pound, the Euro and the Canadian dollar. Our reported bookings, revenues and operating results may be impacted by fluctuations in foreign currency exchange rates. Fluctuations in exchange rates may also cause us to recognize transaction gains and losses in our statements of operations; however, such amounts were not material during the current period. As our international business continues to grow, our exposure to fluctuations in exchange rates will increase, which may increase the costs associated with this growth. During the three months ended March 31, 2024, total revenue growth in constant currency would have been approximately 10 basis points lower and total bookings growth would have had an insignificant impact. Constant currency is calculated by translating bookings and revenue for each month in the current period using the foreign currency exchange rates for the corresponding month in the prior period, excluding any hedging gains or losses realized during the period. We believe constant currency information is useful in analyzing underlying trends in our business by eliminating the impact of fluctuations in foreign currency exchange rates and allows for period-to-period comparisons of our performance.
From time-to-time, we may utilize foreign exchange forward contracts to manage the volatility of our bookings and revenue related to foreign currency transactions. These forward contracts reduce, but do not eliminate, the impact of adverse currency exchange rate fluctuations. We generally designate these forward contracts as cash flow hedges for accounting purposes. Changes in the intrinsic value of designated hedges are recorded as a component of accumulated other comprehensive income (loss) (AOCI). Gains and losses, once realized, are recorded as a component of AOCI and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. As of March 31, 2024, the realized gain and unrealized loss included in AOCI were $4.1 million and $1.6 million, respectively.
Cross-Currency Swaps
In order to manage variability due to movements in foreign currency exchange rates related to a Euro-denominated intercompany loan, we entered into five-year cross-currency swaps in April 2017. In March 2022, we entered into a transaction to extend the maturity of these swaps to August 31, 2027, as described in Note 10 to our financial statements. The cross-currency swaps had an aggregate amortizing notional amount of €1,156.3 million at March 31, 2024 (approximately $1,248.0 million).
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
Total borrowings under our 2027 Term Loans were $721.9 million as of March 31, 2024. These borrowings bear interest at a rate equal to, at our option, either (a) SOFR together with a credit spread adjustment for the applicable interest period plus a margin of 2.0% per annum or (b) a margin of 1.0% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) SOFR for an interest period of one month plus 1.0%.

Total borrowings under our 2029 Term Loans were $1,748.0 million as of March 31, 2024. These borrowings bear interest at a rate equal to, at our option, either (a) SOFR for the applicable interest period plus a margin of 2.0% per annum or (b) an initial margin of 1.0% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) SOFR for an interest period of one month plus 1.0%.
All SOFR-based interest rates under the Credit Facility are subject to a 0.0% floor.
In April 2017, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement to effectively convert a portion of the variable-rate borrowings under the 2029 Term Loans to a fixed rate. Prior to this arrangement's contractual maturity date of April 3, 2022, in March 2022, we entered into a transaction to extend the maturity of these swaps to August 31, 2027, as described in Note 10 to our financial statements. In addition, in conjunction with the refinancing of a portion of our debt in November 2022, the hedged debt index of the swaps was changed from LIBOR to SOFR. These interest rate swaps, which had a notional amount of $1,232.7 million as of March 31, 2024, serve to convert a portion of the variable-rate borrowings under the 2029 Term Loans to a fixed rate of 4.81%.
In August 2020, we entered into seven-year pay-fixed rate, receive-floating rate interest rate swap arrangements to effectively convert a portion of the variable-rate borrowings under the 2027 Term Loans to a fixed rate of 0.705%. In May 2023, in conjunction with the concurrent Credit Facility amendment discussed in Note 9, the hedged debt index of the swaps was changed from LIBOR to SOFR. These interest rate swaps, which mature on August 10, 2027, had an aggregate notional amount of $721.9 million as of March 31, 2024.
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
Our management, with the participation of our CEO and our CFO, who are our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting related to the design of our controls related to the accounting for income taxes and related disclosures discussed in our 2023 Form 10-K which has not yet been remediated.

Notwithstanding the identified material weakness, our management, including our CEO and CFO, does not believe that this deficiency had an adverse effect on our reported operating results or financial condition, and has concluded that our financial statements and other financial information included in this Quarterly Report present fairly, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in accordance with GAAP.

Remediation
As previously disclosed in Part II, Item 9A of our 2023 Form 10-K, we have drafted documentation to respond to and are developing a comprehensive plan to remediate the material weakness. As of the date of this filing, management is in the process of implementing the following remediation steps:
•Inventorying the key reports used in the operation of controls related to the calculation of the tax provision as well as the related source systems of those reports;
•Evaluating and enhancing the design of controls relating to key reports to ensure that the information contained within the reports related to the tax provision is complete and accurate; and
•Evaluating the design and operating effectiveness of management review controls designed to validate the completeness and accuracy of key reports and other data used in the computation of the tax provision.
We believe that these actions will remediate the material weakness, once management has performed its assessment of internal controls over financial reporting including the remedial measures described above. While the foregoing measures are intended to effectively remediate the material weakness, it is possible that additional remediation steps may be necessary. As such, as we evaluate and implement our plan to remediate the material weakness, management may take additional measures to address the material weakness or modify the foregoing remediation steps. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.
Changes in Internal Control Over Financial Reporting
Except for the material weakness and remediation efforts described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II - OTHER INFORMATION
Item 1.    Legal Proceedings
There have been no material changes from the legal proceedings described in our 2023 Form 10-K.
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
•We face significant competition for our Applications and Commerce (A&C) and Core Platform (Core) products, which we expect will continue to intensify, and we may not be able to maintain or improve our competitive position or market share.
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
•We are subject to governmental regulation and other legal obligations, particularly related to data privacy and cybersecurity. Our failure to comply with these or any future laws, regulations or obligations could subject us to sanctions and damages and could harm our reputation and business.
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
The markets where we compete are characterized by constant change and innovation, frequent new product and service introductions and evolving industry standards, and we expect them to continue to evolve rapidly. Our historical success has been based on our ability to identify and anticipate customer needs and design products that provide our customers with the tools they need to grow their businesses. For example, in 2023 we launched GoDaddy Airo™, an AI-powered experience designed to automatically build the interconnected pieces of the Entrepreneur's Wheel to save our customers time and effort. We also expanded our commerce offerings through the years by enabling payments through GoDaddy Payments in all Websites +

Marketing through 'Buy Buttons' and provided on-the-go solutions such as Tap-to-Pay capability in the GoDaddy Mobile App, Pay Links and Virtual Terminal. To the extent we are not able to continue to identify challenges faced by entrepreneurs, small businesses and ventures and provide products responding in a timely and effective manner to their evolving needs, our business, operating results and financial condition may be adversely affected.
There is no assurance we will continue to successfully identify new opportunities, develop and bring new products to market on a timely basis, or that products or technologies developed by others will not render our products or technologies obsolete or noncompetitive. If we fail to accurately predict customers' changing needs, such as the need for expanded online and offline commerce tools, or emerging technological trends, such as AI, or if we fail to achieve the benefits expected from our investments in technology, our business and operating results could be harmed. These product and technology investments include those we develop internally, such as our "do-it-yourself" website builder Websites + Marketing and our hosting platforms and security products, those we acquire and develop through acquisitions and those related to our partner programs.
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
We are increasingly using new and evolving technologies, such as AI, to, among other things, develop new tools and products, and additional features in our existing products, including ongoing deployment and improvement of existing AI, and the development of new product technologies, such as generative AI. For example, in 2023 we launched GoDaddy Airo™, an AI-powered experience designed to automatically build the interconnected pieces of the Entrepreneur's Wheel to save our customers time and effort. There are significant risks involved in development and deploying AI, such as an increase in intellectual property infringement or misappropriation, data privacy, cybersecurity, operational and technological risks, harmful content, accuracy, bias and discrimination, any of which could affect our further development, adoption, and use of AI, and may cause us to incur additional research and development costs to resolve such issues. In addition, the introduction of AI technologies into new or existing products may result in new or enhanced governmental or regulatory scrutiny, litigation, privacy, confidentiality or security risks, ethical concerns or other complications that could adversely affect our business, reputation or financial results.
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

We face significant competition for our A&C and Core products, which we expect will continue to intensify, and we may not be able to maintain or improve our competitive position or market share.
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
•With respect to our Core products and services: Newfold Digital, Namecheap, Tucows, Dynadot, GMO, Cloudflare, Let's Encrypt, SEDO, Comodo, Hostinger and Identity Digital; and
•With respect to both our Core and A&C products and services: Wix, Squarespace, Automattic, Ionos, Google, Amazon, Microsoft, Alibaba and Tencent.
Some of our current and potential competitors have greater resources, more brand recognition and consumer awareness, more diversified product offerings, greater international scope and larger customer bases than we do, and we may therefore not be able to effectively compete with them. In addition, some of our competitors seek to disrupt the market by offering their services and products at low or no cost; for example, Cloudflare offers domains at wholesale cost and Let's Encrypt offers security certificates at no cost. If these competitors and potential competitors decide to devote greater resources to the development, promotion and sale of products in the markets in which we compete, or if the products offered by these companies are more attractive to or better meet the evolving needs of our customers, our market share, growth prospects and operating results may be adversely affected. In addition, the extension of the Cooperative Agreement between VeriSign Inc. (VeriSign), the registry for .com and .net, and the U.S. Department of Commerce in 2018 gave VeriSign the right to become an ICANN-accredited registrar for any gTLD other than .com. While VeriSign has not publicly announced whether it will become a registrar, and there is no indication that it would, if it were to do so, it would become one of our competitors in this space, which could have a negative impact on our business and industry.
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
In February 2023, we announced a restructuring plan to reduce future operating expenses and improve cash flows through a combination of a reduction in force and a commitment to sell certain assets. As part of this plan, we announced a reduction in our then workforce of approximately 550 employees, representing approximately 8% of our total employee base at the time of announcement. Thereafter, to further reduce operating expenses and improve cash flows, we implemented additional restructuring activities, including reductions in force of approximately 250 and 180 employees in the remainder of 2023 and during the three months ended March 31, 2024, respectively. We expect to make substantially all remaining restructuring payments by the end of the third quarter of 2024.
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
In addition, certain of our operations and business are in higher risk regions such as China, India and Ukraine. We do not have material operations in China or Ukraine but our operations have been, and we expect may continue, growing in India. As a result, unanticipated events, such as geopolitical changes associated with our international business could impair our growth prospects and adversely affect our business, operating results and financial condition. In addition, given the risks associated with our international business, we may decide to relocate international operations either to other foreign countries or domestically, which could require significant management attention and financial resources and may not prove to be successful and could adversely affect our business, operating results and financial condition. For example, there is uncertainty as to the future of U.S. trade policy with respect to China; in February 2022, Russia launched a military assault in Ukraine which has expanded to a full-scale military invasion of Ukraine by Russian troops; and in October 2023, Hamas launched assaults against Israel which has expanded conflicts in the Middle East. Although we have not seen a material impact, these and other factors associated with our international business could impair our growth prospects and adversely affect our business, operating results and financial condition. In particular, following Russia’s invasion of Ukraine, the U.S., UK and E.U. governments, among others, developed coordinated financial and economic sanctions targeting Russia that, in various ways, constrain transactions with numerous Russian entities, including major Russian banks, and individuals. We have no employees or facilities in Russia or Ukraine. We have a limited number of contractors in Ukraine and as a result, a prolonging of this conflict could cause delays in future product launches if such contractors are unable to work and/or it becomes necessary to locate and train new contractors to support these products. In addition, we opted to shut down our GoDaddy website in Russia and removed support for the Ruble. Our business has not been materially impacted to date by the ongoing conflicts between Russia and Ukraine and in the Middle East, however it is impossible to predict the extent to which our operations will be impacted or the ways in which the conflicts may impact our business in the long term. Furthermore, a widening of the conflict in the Middle East could lead to broader geopolitical destabilization and macro-economic impacts.
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
As part of our business strategy, we have in the past made, and may in the future make, acquisitions or investments in companies, talent, products, domain portfolios and technologies that we believe will complement or supplement our business and address the needs of our customers. We cannot ensure we will be able to successfully integrate the acquired products, talent and technology or achieve the revenue and expense synergies we expect as a result of these acquisitions. Even if we do successfully integrate acquired products, we may not successfully integrate the associated brands into our portfolio or may decide to modify, retire or change the direction of the associated brands, which could adversely affect our operating results. If we fail to properly evaluate, execute or integrate acquisitions or investments, the anticipated benefits may not be realized, we may be exposed to unknown or unanticipated liabilities and our business and growth prospects could be harmed. In addition, any future acquisitions we complete could be viewed negatively by our customers, investors or industry analysts.
We may have to pay cash, incur debt or issue equity securities to pay for future acquisitions, each of which could adversely affect our financial condition or the value of our Class A common stock. Equity issuances in connection with potential future acquisitions may also result in dilution to our stockholders. In addition, our future operating results may be impacted by performance earn-outs, contingent bonuses or other deferred payments. Furthermore, acquisitions may involve contingent liabilities, adverse tax consequences, additional equity-based compensation expense, the recording and subsequent amortization of amounts related to certain purchased intangible assets and, if unsuccessful, impairment charges resulting from the write-off of goodwill or other intangible assets associated with the acquisition, any of which could negatively impact our future results of business. We may also face competition for acquisitions from competitors that may have more extensive financial resources, which may increase the cost or limit the availability of acquisitions.
We may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired company, including issues related to intellectual property, solution quality or architecture, privacy, data protection, cybersecurity practices, regulatory compliance practices, employment practices, customer or sales channels and integrations of prior acquisitions. We are also required to integrate, operate and manage an acquired company's security infrastructure, which may be particularly challenging when acquired businesses utilize heavily customized or outdated systems or if we face a loss of personnel of the acquired business. Challenges with acquired systems and/or the loss of personnel familiar with and responsible for such acquired systems could increase our vulnerability to network attacks, security incidents or similar events.
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
We believe a critical contributor to our success has been our company culture, which we rely on to foster innovation, creativity, a customer-centric focus, passion, teamwork, collaboration and loyalty. We have invested substantial time and resources in building our team within this company culture. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel and to ensure employees effectively focus on and pursue our company objectives. Our corporate culture is central to our devoted GoDaddy Guides, which are a key component of the value we offer our customers. As we continue to evolve our business, expand our global footprint and product portfolio and rely more on remote and foreign workers, we may find it difficult to maintain these important aspects of our culture, which could limit our ability to innovate and operate effectively. We believe we provide a workplace in which employees are best served by direct discussion with management regarding pay, benefits and other workplace practices. Currently none of our employees in the U.S. are subject to collective bargaining agreements, however, if areas of our workforce were to organize, we may find it difficult to maintain our culture, cost structure and control over the delivery of our products, which could adversely impact our culture and results of operations. Certain of our employees in Germany are represented by employee works councils and elsewhere some international employees are represented by worker representatives in accordance with local regulations.
In February 2023, we effected a workforce reduction as part of a restructuring plan which impacted our employee count. Thereafter, to further reduce operating expenses and improve cash flows, we implemented additional workforce reductions. Although we have not seen a material impact on our workforce or our business, the effects of these workforce reductions could make it more difficult to preserve our company culture and could negatively impact employee morale.
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
We maintain an enterprise-wide cybersecurity program to manage the risks to our information systems from cybersecurity threats and incidents. Our operations depend on our ability to protect our information systems against interruption, a breach of confidentiality, or other damage from unauthorized entry, computer viruses, denial of service attacks and other security threats both within and beyond our control. These cybersecurity threats may arise from human error, fraud, or malice on the part of our employees, insiders, or third parties, or they may result from accidental technological failure. Threat actors may also attempt to fraudulently induce employees, customers, or other third-party users of our systems to disclose sensitive information, wittingly or unwittingly, to gain access to our data or that of our customers or third parties with whom we interact.
As an operator of a large Internet infrastructure, the company is frequently targeted and experiences a high rate of attacks, some of which have allowed threat actors to gain access to our networks and data. We have made and continue to make investments to improve our security posture. However, we continue to see attackers pivoting to new methods of attack and seeking new entry points in our network despite these investments. Examples of the types of attacks we have experienced include opportunistic attacks leveraging previously undetected vulnerabilities and configuration errors. We also have experienced more sophisticated forms of attacks, such as advanced persistent threat attacks and zero-day attacks and situations where the threat is not compiled or does not have detection signatures within our observation and threat indicators space until the moment it is launched. For example, we have experienced, and may experience in the future, distributed denial of service (DDoS) attacks aimed at disrupting service to our customers, attempts to place illegal or abusive content on our or our customers' websites, and other attacks on our systems by sophisticated threat actors. In addition, there has been an increase in the number of malicious software attacks in the technology industry generally, including newer strains of malware, ransomware and cryptocurrency mining software exploiting zero-day vulnerabilities in open source and third-party software. Retaliatory acts by Russia in response to economic sanctions or other measures taken by the international community against Russia arising from the Russia-Ukraine military conflict could include an increased number or severity of cyber attacks from Russia or its allies. We have seen an increasing number of cyber attacks from threat actor groups located in or leveraging systems, sites and infrastructure hosted in the Russian region to target attacks on our infrastructure. Our response to any such attacks may be insufficient to protect our network and systems, especially as attacks increase in size and nation-state actors use attacks against political and economic adversaries. In addition to the above, the remote work environment has increased our vulnerability to consumer privacy, cybersecurity and fraud risks as a result of our personnel working remotely, which may require us to invest in risk mitigation efforts that may not be successful.
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
We cannot guarantee that our backup systems and regular data backups will be adequate to protect against loss of our information or information of our customers and third parties. In addition, we cannot guarantee that our cybersecurity program, including our related security protocols, network protection mechanisms, cybersecurity awareness training, insider threat protection program, access controls, and other procedures and measures currently in place, or that may be in place in the future, will be adequate to prevent or remedy network and service interruptions, system failure and software vulnerabilities, damage to one or more of our systems, data loss, data breaches or other cybersecurity incidents. Also, many of our products are cloud-based and we store our customers' data on our servers. Despite the implementation of cybersecurity measures, our information systems may be vulnerable to computer viruses, worms, other malicious software programs, social engineering attacks, insider threats, credential theft and related abuse, illegal or abusive content or similar disruptive problems caused by our customers, employees, consultants or other Internet users who attempt to invade or disrupt public and private data networks or to improperly access, use or obtain data.

We experience cybersecurity incidents, and any actual or perceived breach of our security could expose us to a risk of loss or litigation and possible liability. Cybersecurity incidents also could subject us to regulatory or other government inquiries or investigations, which will require us to expend significant capital and other resources to remediate the breach, any of which would harm our business, financial condition and operating results. For example, in July 2020 and October 2021 we received Civil Investigative Demands from the FTC relating to a cybersecurity incident that we first discovered in March 2020. The FTC’s investigation is ongoing, the timing and resolution of this matter is uncertain, and could result in our being subject to substantial monetary or other costs to the business. We have continued to experience other cybersecurity and data privacy incidents since 2020 that have required notification to government regulators and/or data subjects in the United States and internationally. Based on our investigations, we believe some of these incidents are part of a multi-year campaign by a sophisticated threat actor group which, among other things, installed malware on our systems and obtained pieces of code related to some services within GoDaddy, while others are one-time or opportunistic attacks by unrelated threat actors. To date, these incidents as well as other cyber threats and attacks have not resulted in any material adverse impact to our business, operations or financial condition, but such threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. In case of a future incident, a history of past incidents, such as those mentioned herein, may subject us to a greater risk of significant costs and sanctions, or investigations into past incidents may be re-invigorated.
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
We have expended and expect to continue to expend significant resources to protect against security breaches and other cybersecurity incidents. While these investments have reduced our vulnerability to certain types of attacks, we have observed ongoing attempts to probe our defenses for other opportunities to attack our systems and access our network. Thus, we remain vulnerable to cyberattacks despite our investments. In addition, the risk that these types of events could seriously harm our business is likely to increase as we expand the number of cloud-based products we offer and as we operate or expand our business into more countries.
If we experience fraudulent activity relating to our, or our third-party vendors’ products and services, we could suffer service interruptions or incur substantial costs.
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
System and process failures related to our domain name registration service may result in inaccurate and incomplete information in our domain name database. Despite testing, system and process failures, cybersecurity threats and other vulnerabilities may remain undetected or unknown, which could result in compromised customer data, loss of or delay in revenues, failure to achieve market acceptance, injury to our reputation or increased product costs, any of which could harm our business. Furthermore, the requirements for securing and renewing domain names vary from registry to registry and are subject to change. We cannot guarantee we will be able to readily adopt and comply with the various registry requirements. Our failure or inability to properly register or maintain our customers' domain names, whether as a result of the actions of our customers or us, might result in significant expenses and subject us to claims of loss or to negative publicity, which could harm our business, brand and operating results.

We rely heavily on the reliability, security and performance of our internally developed systems and operations. Any difficulties in maintaining these systems may result in damage to our brand, service interruptions, decreased customer service or increased expenditures.
The reliability, security and continuous availability of the software, hardware and workflow processes underlying our internal systems, networks and infrastructure and the ability to deliver our products are critical to our business. Any interruptions resulting in our inability to timely deliver our products or customer care, or materially impacting the efficiency or cost with which we provide our products and customer care, would harm our brand, profitability and ability to conduct business. In addition, many of the software and other systems we currently use will need to be enhanced over time or replaced with equivalent commercial products or services, which may not be available on commercially reasonable terms or at all. Enhancing or replacing our systems, networks or infrastructure could entail considerable effort and expense. If we fail to develop and execute reliable policies, procedures and tools to operate our systems, networks or infrastructure, we could face a substantial decrease in workflow efficiency and increased costs, as well as a decline in our revenue.
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
The terms of our existing co-located data center agreements vary in length and expire on various dates through April 2033. Only some of our agreements with our co-located data centers provide us with options to renew under negotiated terms. We also have agreements with other critical infrastructure vendors which provide all of our facilities, including our data centers, with bandwidth, fiber optics and electrical power. None of these infrastructure vendors are under any obligation to continue to provide these services after the expiration of their respective agreements with us, nor are they obligated to renew the terms of those agreements. If we are unable to renew these agreements on commercially reasonable terms, or if the service providers close such facilities or cease providing such services, we may be required to transfer to a new service provider, which may cause us to incur costs and service interruptions.
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
We had net income of $1,376 million, $353 million and $243 million for the years ended December 31, 2023, 2022 and 2021, respectively. While we have experienced revenue growth over these periods, we may not be able to sustain or increase our growth or maintain profitability in the future or on a consistent basis. We have in the past, and may in the future, experience lower growth rates in customer demand due to factors including inflation, foreign currency headwinds and other factors that may not be known to us at this time. We have incurred substantial expenses and expended significant resources to market, promote and sell our products. We also expect to continue to invest for future growth and to expand our product offerings. In addition, we expect to continue to incur significant accounting, legal and other expenses as a public company. Furthermore, we have incurred in recent periods, and may incur in future periods, large expenses which are not recurring, but which nonetheless negatively impact our operating results.
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
Our ability to obtain any financing will depend on a number of factors, such as market conditions, our operating performance, investor interest and, in the case of debt financing, our then-current debt levels, expected debt amortization, interest rates and our credit rating. Volatility in the credit markets, including the U.S. Federal Reserve Bank's actions and implementation of higher interest rates to combat inflation in the U.S., may have an adverse effect on our ability to obtain debt financing. Our credit rating may also be affected by our liquidity, financial results, economic risk or other factors, which may increase the cost of future financings. Any additional financing may not be available to us on acceptable terms or at all. If financing is not available, we may be required to reduce expenditures, including curtailing our growth strategies, forgoing acquisitions or reducing our product development efforts. If we succeed in raising additional funds through the issuance of equity or equity-linked securities, then existing stockholders could experience substantial dilution. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences and privileges senior to those of the holders of our Class A common stock. In addition, any such issuance could subject us to restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital, respond to competitive pressures and pursue business opportunities, including potential acquisitions. Further, to the extent we incur additional indebtedness or such other obligations, the risks associated with our significant debt described below, including our possible inability to service our debt, would increase. Additionally, events and circumstances may occur that would cause us to not be able to satisfy applicable draw-down conditions and utilize our revolving line of credit. Although we are subject to restrictions in the agreements governing our indebtedness, including our secured credit agreement (the Credit Facility) and our 5.250% Senior Notes due 2027 (the 2027 Senior Notes) and 3.500% Senior Notes due 2029 (the 2029 Senior Notes and collectively, the Senior Notes), on our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and may be amended with the consent of the requisite lenders or holders, as applicable. Accordingly, under certain circumstances, the amount of additional indebtedness that we may incur may be substantial.

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

We may be required to repurchase the Senior Notes and the maturity of our Credit Facility may be accelerated upon a change of control triggering event.
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
ICANN is a multi-stakeholder, private sector, not-for-profit corporation formed in 1998 for the express purposes of overseeing a number of Internet related tasks, including managing the DNS allocation of IP addresses, accreditation of domain name registrars and registries and the definition and coordination of policy development for these functions. We are accredited by ICANN as a domain name registrar and thus our ability to offer domain name registration products is subject to our ongoing relationship with, and accreditation by, ICANN. Further, our generic top-level domain registry business is based on contracts with ICANN, per TLD, and therefore, is subject to existing requirements and any changes to those requirements made in those contracts. ICANN has been subject to strict scrutiny by the public and governments around the world, as well as multi-governmental organizations such as the United Nations, with many of those bodies becoming increasingly interested in Internet governance. If ICANN is not seen as adequately responsive to stakeholder concerns, governments around the world may decide to implement regulatory frameworks independent of ICANN, leading to a fragmentation of the domain name registration system, which could negatively affect our operations and financial results.
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
In addition, the requirements of privacy and data protection laws around the world, including the GDPR and laws within the U.S., are known to be in conflict with ICANN's policies and contracts related to how registrars collect, transmit and publish the personal information of domain name registrants in publicly accessible WHOIS directories. Although ICANN implemented a temporary policy to alleviate some of these conflicts, we are working with ICANN and our industry counterparts to reconcile these conflicts. If ICANN is unable or unwilling to harmonize these policies and contracts with applicable privacy laws, our efforts to comply with applicable laws may cause us to violate our existing ICANN contractual obligations. As a result, we could experience difficulties in selling domain names and keeping our existing customer domain names under management if we are unable to reach an amicable contractual solution with ICANN, which could have a material adverse effect on our operations and revenue.
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
We are subject to a variety of laws and regulations, including regulation by various federal government agencies, including the FTC, FCC and state and local agencies, as well as privacy, data protection and cybersecurity laws in jurisdictions outside of the U.S. We collect personal, sensitive and confidential information, including payment card information from our current and prospective customers, website users and employees. The U.S. federal and various U.S. state and foreign governments have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personal, sensitive and confidential information, including payment card information, and the FTC and many state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of personal, sensitive and confidential information, including payment card information. Self-regulatory obligations, other industry standards, policies and other legal obligations may apply to our collection, distribution, use, security or storage of personal, sensitive and confidential information, including payment card information. These obligations may be interpreted and applied inconsistently from one jurisdiction to another and may conflict with one another, other regulatory requirements or our internal practices. Any failure or perceived failure by us to comply with U.S. or international privacy or security laws, policies, industry standards or legal obligations or any security incident resulting in the unauthorized access to, or acquisition, release or transfer of, personal, sensitive and confidential information, including payment card information of our customers, employees or others, may result in governmental enforcement actions, litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.
We expect there will continue to be newly enacted and proposed laws and regulations as well as emerging industry standards concerning privacy, data protection, cybersecurity and AI in the U.S., the E.U. and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Such laws, regulations, standards and other obligations could impair our ability to, or the manner in which we, collect or use information to advertise, thereby having a negative impact on our ability to maintain and grow our total customers and increase revenue. For example, California enacted the California Consumer Protection Act, as amended by the California Privacy Rights Act (CPRA, and collectively, CCPA) that, among other things, requires covered companies to provide certain disclosures to California residents and afford such residents certain rights, including the right to opt-out of the sale or sharing of their personal information. Several other states have enacted, and others are considering enacting, similar data privacy and cybersecurity laws that require disclosures or notices to consumers and the recognition of certain rights relating to personal information, any of which may require us to modify our data processing practices in the future, for which the cost and impact are currently not predictable. Future restrictions on the collection, use, sharing or disclosure of personal information or additional requirements for express or implied consent of users for the use, disclosure or other processing of such personal information could increase our operating expenses, require us to modify our products, possibly in a material manner, or stop offering certain products, and could limit our ability to develop and implement new product features.
In particular, with regard to transfers to the U.S. of personal data (as such term is used in the GDPR and applicable E.U. member state legislation) from our employees based in Europe and European customers and users, we historically relied upon the E.U.-U.S. Privacy Shield, as well as E.U. Standard Contractual Clauses (SCCs) in certain circumstances. The E.U.-U.S. Privacy Shield was invalidated by the Court of Justice of the E.U. (CJEU) in July 2020 (Schrems II), and the SCCs have been subject to legal challenge and were updated in June 2021. Following Schrems II, we have an ongoing process to utilize Data Processing Agreements with our customers and vendors, where there is a transfer involving a third country, to incorporate other data transfer mechanisms, such as the SCCs, for personal data transfers between E.U. and non-E.U. countries without an adequacy decision from the European Commission. We will continue to transfer personal data pursuant to the SCCs, but the CJEA has indicated that sole reliance on SCCs for transfers of personal information outside the European Economic Area may not be sufficient in all circumstances and the transfers must be assessed on a case-by-case basis.
On July 10, 2023, the European Commission’s adequacy decision for the E.U.-U.S. Data Privacy Framework (DPF) entered into effect and the E.U.-U.S. DPF Principles (DPF Principles) entered into effect the same date. The DPF and the DPF Principles provide a new mechanism for transferring personal data from the European Economic Area (EEA) to the U.S., with the European Commission having determined that data transfers to the U.S. made by companies who have self-certified their adherence to the DPF and DPF Principles provides a level of data protection comparable to the protection offered in the E.U. However, this decision is facing legal challenges and ultimately may be invalidated by the CJEU just as was the E.U.-U.S. Privacy Shield. On July 17, 2023, the U.S. Department of Commerce recognized several GoDaddy entities, including Go Daddy Operating Company, LLC, as having self-certified their adherence to the DPF by virtue of their prior self-certification under the E.U.-U.S. Privacy Shield. We have updated our global privacy notice and certain other documents to reflect this self-certification, as required by the DPF. If the E.U.-U.S. DPF is invalidated or it is determined that we are not eligible to continue to transfer personal data pursuant to the DPF, we intend to continue to rely upon the 2021 SCCs as an alternative transfer mechanism. In addition, the UK and the U.S. recently entered into an agreement regarding an extension of the E.U.-U.S. Data Privacy Framework to provide a new mechanism for transfer of personal data from the UK to the U.S., which is described as the UK-U.S. Data Bridge. We have self-certified our compliance with the UK-U.S. Data Bridge. If the UK-U.S. DPF is invalidated or it is determined that we are not eligible to continue to transfer personal information pursuant to the DPF, we intend to continue to rely upon the UK International Data Transfer Agreement (IDTA) for transfers of personal data from the UK to the U.S. Our failure or inability to comply with all requirements of the DPF or a challenge to our use of the 2021 SCCs or ITDA could limit our ability to transfer data from the E.U., EEA, and UK to the U.S. However, we continue to implement appropriate technical and organizational measures to ensure a level of security appropriate to the risks associated herewith.
Notwithstanding the aforementioned measures, we may be unable to maintain legitimate means for our transfer and receipt of personal data from the E.U. and the EEA (EU/EEA). We may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators in the EEA to apply different standards to the transfer of personal data from the EU/EEA to the U.S., and to block, or require ad hoc verification of measures taken with respect to certain data flows from the EU/EEA to the U.S. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf. We may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of EU/EEA residents. The regulatory environment applicable to the handling of EU/EEA residents' personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities in the EU/EEA relating to personal data transfers to us and by us from the EU/EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.
In addition, several other foreign countries and governmental bodies have laws and regulations concerning the collection, use, transfer and other processing of their residents' personal information, including payment card information, which are often more restrictive than those in the U.S. These obligations may be modified and interpreted in different ways by courts, and new laws and regulations may be enacted in the future, which may require us to modify how we process personal information in order to comply with these new requirements. Within the EEA, the GDPR took full effect on May 25, 2018, and became directly applicable to companies established across E.U. member states. As the GDPR is a regulation rather than a directive, it applies throughout the EEA, but permits member states to enact certain supplemental requirements if they choose. The GDPR also has broad extraterritorial effect on companies established outside the EEA, with stringent requirements for processors and controllers of personal data, and imposes significant penalties for non-compliance. Noncompliance with the GDPR can trigger fines of up to the greater of €20 million or 4% of global annual revenues. The UK exited the E.U. effective January 31, 2020, which has created uncertainty with regard to the regulation of data protection in the UK. In June 2021, the European Commission adopted an adequacy decision for data transfers from the E.U. to the UK. Nevertheless, this adequacy decision may be revisited and it remains to be seen how the UK's withdrawal from the E.U. will impact the manner in which UK data protection laws or regulations will develop and how data transfers to and from the UK will be regulated and enforced by the UK Information Commissioner's Office, E.U. data protection authorities, or other regulatory bodies in the longer term. In addition, some countries, such as India, are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.
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
As a provider of A&C and Core products, we may be subject to potential liability and negative publicity for our customers' activities on or in connection with their domain names, their websites or for the data they store on our servers. In addition, as we expand our social media management and professional web services, we may be subject to potential liability for content we create on behalf of our customers. Although our terms of service prohibit the illegal use of our products by our customers and permit us to take down or suspend websites or take other appropriate actions in response to illegal uses, customers may nonetheless engage in prohibited activities or upload or store content on our products in violation of applicable law or the customer's own policies, which could subject us to liability. Furthermore, our reputation and brand may be negatively impacted by customer actions and website content that are deemed hostile, offensive or inappropriate. We do not proactively monitor or review the appropriateness of the domain names our customers register or the content of their websites, and we do not have control over customer activities. The safeguards we have in place may not be sufficient to avoid harm to our reputation and brand, especially if such hostile, offensive or inappropriate customer content is high profile or misinterpreted as content supported by us.

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

To the extent any laws, regulations or rulings permit Internet service providers to charge some users higher rates than others for the delivery of their content, Internet service providers could attempt to use such laws, regulations or rulings to impose higher fees or deliver our content with less speed, reliability or otherwise on a non-neutral basis as compared to other market participants, and our business could be adversely impacted. Internationally, government regulation concerning the Internet, and in particular, network neutrality, may be developing or non-existent. Within such a regulatory environment, we could experience discriminatory or anti-competitive practices impeding both our and our customers' domestic and international growth, increasing our costs or adversely affecting our business. Additional changes in the legislative and regulatory landscape regarding Internet neutrality, or otherwise regarding the regulation of the Internet, could harm our business, operating results and financial condition.
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
As of March 31, 2024, we had 367 issued patents in the U.S. and other countries covering various aspects of our product offerings. Additionally, as of March 31, 2024, we had 12 pending U.S. and international patent applications and intend to file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations or in certain jurisdictions, and may choose to abandon patents that are no longer of strategic value to us, in each case even if those innovations have financial value to us. In addition, under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative processes or litigation. In addition, issuance of a patent does not assure that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.
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
As of March 31, 2024, we had 590 registered and 44 pending trademarks in jurisdictions including the U.S., E.U., UK, China and Germany; we have also filed a trademark application for GoDaddy Airo™. We have also registered, or applied to register, the trademarks associated with several of our leading brands in the U.S. and in certain other countries, including for our logo launched in January 2020, the "Go." Competitors and others may have adopted, and in the future may adopt, tag lines or service or product names similar to ours, which could impede our ability to build our brands' identities and possibly lead to confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered and common law trademarks or trademarks incorporating variations of the terms or designs of one or more of our trademarks and opposition filings made when we apply to register our trademarks.
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
In some jurisdictions in which we operate or maintain business, such as India and EU, laws and regulations may require us to locally host at least an instance of the data collected in that jurisdiction and in some cases may apply restrictions to the export or transfer of that data across borders. Such data localization laws and regulations may increase our overall data center operating costs by requiring duplicative local facilities, network infrastructure and personnel, and by potentially increasing the resources required to process governmental requests for access to that data. This may also increase our exposure to government requests for censorship and to data breaches in general. We continue to explore strategies to limit such risks, but cannot guarantee that our efforts will be successful.
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
The trading price of our Class A common stock has in the past been, and is likely to continue to be, highly volatile and these fluctuations could cause you to lose all or part of your investment in our common stock. Since shares of our Class A common stock were sold in our initial public offering in April 2015 at a price of $20.00 per share, the reported high and low sales prices of our Class A common stock have ranged from $21.04 to $127.15 per share through April 26, 2024. Factors that may cause the market price of our Class A common stock to fluctuate include:
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
•network or service outages, Internet disruptions, the availability of our service and vulnerabilities;

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
In the past, our board of directors has approved the repurchase of shares of our Class A common stock. In August 2023, our board of directors approved the repurchase of up to an additional $1,000.0 million of our Class A common stock. Such approval was in addition to the amount remaining available for repurchases under prior approvals of our board of directors, such that our total approved authority under the program is $4,000.0 million of shares of our Class A common stock through 2025. Under this or any other future share repurchase programs, we may make share repurchases through a variety of methods, including open market share purchases, accelerated share repurchase programs, block transactions or privately negotiated transactions, in accordance with applicable federal securities laws. During the three months ended March 31, 2024, we repurchased shares of our Class A common stock in the open market, which were retired upon repurchase, for an aggregate purchase price of $147.7 million. Of the $4,000.0 million authorized for repurchase, we have repurchased shares representing a cumulative total of $2,712.2 million and as of March 31, 2024, we had $1,287.8 million of remaining authorization available for repurchases. Future share repurchase programs may have no time limit, may not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
Investors, regulators, customers, employees and other stakeholders, both U.S.-based and internationally, are increasingly focused on environmental, social and governance (ESG) matters. If we fail, or are perceived to fail, to make progress or achievements, or to maintain ESG practices that meet evolving laws, regulations and stakeholder expectations, or if we revise any of our ESG commitments, initiatives or goals, our reputation and our ability to attract and retain employees could be harmed, we may receive negative media attention and we may be negatively perceived by our investors or our customers. To the extent that our required and voluntary disclosures about ESG matters increase, which we expect them to in the near future, we could also be questioned about the accuracy, adequacy, or completeness of such disclosures and our reputation could be negatively impacted. In addition, regulatory requirements with respect to climate change, greenhouse gas emissions and other aspects of ESG may result in increased compliance requirements on our business and supply chain, and may increase our operating costs. We continue to monitor the development of ESG laws, regulations and other evolving disclosure requirements in the U.S. and globally, including the SEC's Climate-Related Disclosure Rule.
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
As disclosed in Part II, Item 9A of our 2023 Form 10-K, our management (i) identified a material weakness in the design of our controls related to the accounting for income taxes and related disclosures with regard to management review controls and the completeness and accuracy of information used in the execution of those controls and (ii) concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to this material weakness.
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
We have drafted documentation to respond to, and are developing a comprehensive plan to remediate this material weakness as soon as possible. However, we may not be successful in remediating this material weakness in the near-term, or at all, or be able to identify and remediate any additional control deficiency, including any material weakness, that may arise in the future. If we fail to remediate the material weakness or any future deficiencies or fail to otherwise maintain the adequacy of our internal controls, that could result in a restatement of our financial statements for prior periods, a decline in the market price of our stock, one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits, or other adverse actions requiring us to incur defense costs or pay fines, settlements, or judgments. Refer to Part I, Item 4 for further details of this material weakness and our remediation efforts.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Information regarding share repurchases is also provided in Note 4 to our financial statements included in Part 1, Item 1 of this Quarterly Report and is incorporated herein by reference. Share repurchases during the three months ended March 31, 2024 were as follows:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs (in millions)
January 1 - January 31	—		—
February 1 - February 29	—		—
March 1 - March 31	1,245	$118.60	1,245
Total	1,245		1,245	$1,287.8
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
On March 8, 2024, Aman Bhutani, Chief Executive Officer, adopted a 10b5-1 trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 10b5-1 trading plan provides for the sale of an aggregate of

37,500 shares of the company's Class A common stock between July 2024 and July 2025. Trades under such 10b5-1 trading plan will not begin until after all trades under his previously adopted 10b5-1 trading plan are completed or expire without execution.

On March 8, 2024, following the completion of all trades under his previously adopted 10b5-1 trading plan, Nick Daddario, Chief Accounting Officer, adopted a 10b5-1 trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 10b5-1 trading plan provides for the sale of an aggregate of 7,878 shares of the company's Class A common stock between June 2024 and June 2025.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Tenth Amendment to Second Amended and Restated Credit Agreement, among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, LLC, the lending institutions from time to time party thereto and Royal Bank of Canada, effective as of January 22, 2024	8-K	001-36904	10.1	1/23/2024
10.2+	Offer Letter between GoDaddy.com, LLC, GoDaddy Inc. and Jared Sine, dated February 8, 2024	8-K	001-36904	10.1	2/8/2024
10.3+	Change in Control and Severance Agreement between GoDaddy.com, LLC, GoDaddy Inc. and Jared Sine	8-K	001-36904	10.2	2/8/2024
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	The certifications attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of GoDaddy Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GODADDY INC.

Date:	May 2, 2024	/s/ Mark McCaffrey
Mark McCaffrey
Chief Financial Officer