Form 10-Q
period 2024-06-30
GoDaddy Inc.
filed 2024-08-02
CIK 1609711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-36904

GoDaddy Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-5769934
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
100 S. Mill Ave, Suite 1600
Tempe, Arizona 85281
(Address of principal executive offices) (zip code)
(480) 505-8800
(Registrant's telephone number, including area code)
Not Applicable
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                         ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒
As of July 26, 2024, there were 140,972,665 shares outstanding of GoDaddy Inc.'s Class A common stock, $0.001 par value per share.

GoDaddy Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2024

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
iii

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
GoDaddy Inc.
Consolidated Balance Sheets (unaudited)
(In millions, except shares in thousands and per share amounts)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$444.9	$458.8
Short-term investments	—	40.0
Accounts and other receivables	92.9	76.6
Registry deposits	34.1	37.3
Prepaid domain name registry fees	487.2	466.0
Prepaid expenses and other current assets	238.1	177.2
Total current assets	1,297.2	1,255.9
Property and equipment, net	160.4	185.3
Operating lease assets	61.4	60.8
Prepaid domain name registry fees, net of current portion	220.2	209.0
Goodwill	3,545.0	3,569.3
Intangible assets, net	1,107.3	1,158.6
Deferred tax assets	1,234.0	1,020.4
Other assets	96.4	105.6
Total assets	$7,721.9	$7,564.9
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$94.7	$148.1
Accrued expenses and other current liabilities	365.1	442.2
Deferred revenue	2,230.4	2,074.9
Long-term debt	17.0	17.9
Total current liabilities	2,707.2	2,683.1
Deferred revenue, net of current portion	866.1	802.4
Long-term debt, net of current portion	3,787.7	3,798.5
Operating lease liabilities, net of current portion	88.3	90.2
Other long-term liabilities	89.9	90.7
Deferred tax liabilities	25.7	37.8
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value - 50,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value - 1,000,000 shares authorized; 141,455 and 142,051 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	0.1	0.1
Class B common stock, $0.001 par value - 500,000 shares authorized; none and 259 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	2,443.9	2,271.6
Accumulated deficit	(2,422.8)	(2,320.7)
Accumulated other comprehensive income	135.8	111.2
Total stockholders' equity	157.0	62.2
Total liabilities and stockholders' equity	$7,721.9	$7,564.9
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Operations (unaudited)
(In millions, except shares in thousands and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Applications and commerce	$405.6	$351.7	$788.7	$689.7
Core platform	718.9	696.4	1,444.3	1,394.4
Total revenue	1,124.5	1,048.1	2,233.0	2,084.1
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	408.3	388.4	822.8	774.5
Technology and development	205.9	219.2	408.8	434.2
Marketing and advertising	93.2	89.5	180.7	181.9
Customer care	73.3	77.7	149.7	154.5
General and administrative	95.6	92.7	187.3	186.8
Restructuring and other	6.9	17.5	29.3	69.8
Depreciation and amortization	33.1	43.5	70.3	92.0
Total costs and operating expenses	916.3	928.5	1,848.9	1,893.7
Operating income	208.2	119.6	384.1	190.4
Interest expense	(39.5)	(45.6)	(80.8)	(91.4)
Loss on debt extinguishment	(2.1)	—	(3.1)	—
Other income (expense), net	8.3	6.8	17.9	29.4
Income before income taxes	174.9	80.8	318.1	128.4
Benefit (provision) for income taxes	(28.6)	2.3	229.7	2.1
Net income	146.3	83.1	547.8	130.5
Less: net income attributable to non-controlling interests	—	0.2	—	0.3
Net income attributable to GoDaddy Inc.	$146.3	$82.9	$547.8	$130.2
Net income attributable to GoDaddy Inc. per share of Class A common stock:
Basic	$1.04	$0.54	$3.86	$0.85
Diluted	$1.01	$0.54	$3.77	$0.84
Weighted-average shares of Class A common stock outstanding:
Basic	141,269	152,328	141,899	153,221
Diluted	144,644	154,064	145,321	155,756
___________________________
(1) Costs and operating expenses include equity-based compensation expense as follows:
Cost of revenue	$0.3	$0.4	$0.3	$0.8
Technology and development	39.3	42.0	76.8	81.0
Marketing and advertising	7.9	7.3	15.2	13.9
Customer care	5.7	6.5	11.5	11.9
General and administrative	23.0	21.3	43.4	41.5
Restructuring and other	—	—	0.8	2.3
Total equity-based compensation expense	$76.2	$77.5	$148.0	$151.4
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$146.3	$83.1	$547.8	$130.5
Foreign exchange forward contracts gain (loss), net	1.2	(9.0)	10.5	(15.9)
Unrealized swap gain (loss), net(1)	(6.7)	26.8	3.8	(5.8)
Change in foreign currency translation adjustment	6.3	3.9	10.1	6.0
Comprehensive income	147.1	104.8	572.2	114.8
Less: comprehensive income attributable to non-controlling interests	—	0.1	—	0.3
Comprehensive income attributable to GoDaddy Inc.	$147.1	$104.7	$572.2	$114.5
___________________________
(1) Amounts are net of the tax effects reflected below:
Unrealized swap gain (loss), net	$1.2	$—	$9.7	$—
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Stockholders' Equity (Deficit) (unaudited)
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	142,051	$0.1	259	$—	$2,271.6	$(2,320.7)	$111.2	$62.2
Net income	—	—	—	—	—	401.5	—	401.5
Equity-based compensation, including amounts capitalized	—	—	—	—	72.3	—	—	72.3
Stock option exercises	80	—	—	—	2.1	—	—	2.1
Repurchases of Class A common stock(1)	(1,245)	—	—	—	—	(147.1)	—	(147.1)
Impact of derivatives, net	—	—	—	—	—	—	19.8	19.8
Change in foreign currency translation adjustment	—	—	—	—	—	—	3.8	3.8
Vesting of restricted stock units and other	1,543	—	(259)	—	(0.1)	0.1	0.2	0.2
Balance at March 31, 2024	142,429	0.1	—	—	2,345.9	(2,066.2)	135.0	414.8
Net income	—	—	—	—	—	146.3	—	146.3
Equity-based compensation, including amounts capitalized	—	—	—	—	76.8	—	—	76.8
Stock option exercises	46	—	—	—	1.8	—	—	1.8
Repurchases of Class A common stock(1)(2)	(2,058)	—	—	—	—	(502.8)	—	(502.8)
Issuance of Class A common stock under 2015 Employee Stock Purchase Plan (ESPP)	249	—	—	—	19.5	—	—	19.5
Impact of derivatives, net	—	—	—	—	—	—	(5.5)	(5.5)
Change in foreign currency translation adjustment	—	—	—	—	—	—	6.3	6.3
Vesting of restricted stock units and other	789	—	—	—	(0.1)	(0.1)	—	(0.2)
Balance at June 30, 2024	141,455	$0.1	—	$—	$2,443.9	$(2,422.8)	$135.8	$157.0

_________________________________
(1)Includes a 1% excise tax on shares repurchased, net of the fair market value of new share issuances, of $(0.5) million and $1.3 million for the three months ended March 31, 2024 and June 30, 2024, respectively.
(2)Includes $245.0 million of upfront payments to repurchase shares of our Class A common stock in conjunction with accelerated share repurchase agreements (ASRs) as further discussed in Note 4. No shares were initially received in connection with these ASRs.

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

GoDaddy Inc.
Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net income	$547.8	$130.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70.3	92.0
Equity-based compensation expense	148.0	151.4
Deferred taxes	(225.1)	(12.2)
Loss on dispositions	1.9	16.8
Other	7.1	5.5
Changes in operating assets and liabilities, net of amounts acquired:
Prepaid domain name registry fees	(32.7)	(38.6)
Accounts payable	(52.4)	25.7
Accrued expenses and other current liabilities	(39.3)	3.9
Deferred revenue	225.3	153.3
Other operating assets and liabilities	(58.9)	(60.0)
Net cash provided by operating activities	592.0	468.3
Investing activities
Maturities of short-term investments	40.0	—
Purchases of intangible assets	—	(35.4)
Net proceeds received from dispositions	8.1	12.4
Purchases of property and equipment	(7.2)	(28.6)
Other investing activities	—	(0.4)
Net cash provided by (used in) investing activities	40.9	(52.0)
Financing activities
Proceeds received from:
Issuance of term loans	2,752.3	—
Stock option exercises	3.9	4.7
Issuance of Class A common stock under ESPP	19.5	18.2
Payments made for:
Repurchases of Class A common stock(1)	(649.2)	(611.7)
Repayment of long-term debt	(2,762.3)	(12.6)
Other financing obligations	(10.4)	(6.9)
Net cash used in financing activities	(646.2)	(608.3)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	0.6
Net decrease in cash and cash equivalents	(13.9)	(191.4)
Cash and cash equivalents, beginning of period	458.8	774.0
Cash and cash equivalents, end of period	$444.9	$582.6

Cash paid during the period for:
Interest on long-term debt, including impact of interest rate swaps	$76.5	$88.4
Income taxes, net of refunds received	$14.1	$4.9
Amounts included in the measurement of operating lease liabilities	$20.5	$23.3
Supplemental disclosure of non-cash transactions
Operating lease assets obtained in exchange for operating lease liabilities	$11.4	$9.3
Accrued purchases of property and equipment at period end	$0.1	$2.4
Share repurchases not yet settled	$—	$15.6
_________________________________
(1)The six months ended June 30, 2024 includes $245.0 million of upfront payments to repurchase shares of our Class A common stock in conjunction with ASRs as further discussed in Note 4.
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except shares in thousands and per share amounts)
1.    Organization and Background
Organization
We are the sole managing member of Desert Newco, LLC (Desert Newco), and as a result, we consolidate its financial results into the results and financial position of the Company. As of June 30, 2024, we owned 100% of Desert Newco.
On December 11, 2023, we completed a series of transactions (the DNC Restructure) designed to simplify our then existing capital structure, commonly referred to as an "Up-C" structure, and provide us with additional strategic flexibility. Completion of these transactions resulted in Desert Newco becoming a wholly-owned subsidiary of GoDaddy Inc. Pursuant to the DNC Restructure, all Limited Liability Company Units of Desert Newco not held by us or our subsidiaries were cancelled and converted into newly issued shares of our Class A common stock. Subsequent to the DNC Restructure, on January 1, 2024, Desert Newco was converted from a partnership to a disregarded entity and as a result we are now treated as a consolidated C corporation group for U.S. income tax purposes.
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
2.    Summary of Significant Accounting Policies
Property and Equipment
Property and equipment, net by geography was as follows:

	June 30, 2024	December 31, 2023
U.S.	$133.3	$146.9
France	14.4	19.8
All other international	12.7	18.6
	$160.4	$185.3
No other international country represented more than 10% of property and equipment, net in any period presented.
Equity Investments
We hold investments in privately held equity securities, which are recorded in other assets with a carrying value of $53.1 million as of June 30, 2024 and December 31, 2023.
Revenue Recognition
Disaggregated Revenue
Revenue by major product type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
A&C	$405.6	$351.7	$788.7	$689.7
Core: domains	529.2	492.7	1,061.2	984.8
Core: other	189.7	203.7	383.1	409.6
	$1,124.5	$1,048.1	$2,233.0	$2,084.1
No single customer represented over 10% of our total revenue for any period presented.

Revenue by geography is based on the customer's billing address and was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
U.S.	$767.4	$707.0	$1,523.0	$1,402.4
International	357.1	341.1	710.0	681.7
	$1,124.5	$1,048.1	$2,233.0	$2,084.1
No single international country represented more than 10% of total revenue in any period presented.
See Note 7 for information regarding our deferred revenue.
Assets Recognized from Contract Costs
Fees paid to various registries at the inception of a domain registration or renewal represent costs to fulfill a contract. We capitalize and amortize these prepaid domain name registry fees to cost of revenue consistent with the pattern of transfer of the product to which the asset relates. Amortization expense of such assets was $195.8 million and $192.1 million for the three months ended June 30, 2024 and 2023, respectively, and was $389.6 million and $377.2 million for the six months ended June 30, 2024 and 2023, respectively.
Restructuring and Other
Restructuring and other primarily represents: (i) charges related to restructuring activities undertaken to reduce future operating expenses and improve cash flows through a combination of reductions in force during the six months ended June 30, 2024 and June 30, 2023 and the sale of certain assets and liabilities of our hosting business within our Core segment during the six months ended June 30, 2023; (ii) charges incurred related to the abandonment of right-of-use assets associated with certain operating leases during the six months ended June 30, 2024; and (iii) a charge related to the termination of a revenue sharing arrangement during the three months ended June 30, 2023. See Note 13 for further discussion.
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
We hold certain assets required to be measured at fair value on a recurring basis. These include time deposits and notice deposits, which we classify within Level 1 because we use quoted market prices to determine their fair value. Level 2 assets and liabilities include commercial paper and derivative financial instruments associated with hedging activity, as further discussed in Note 10. Derivative financial instruments are measured at fair value on the contract date and are subsequently remeasured each reporting period using inputs such as spot rates, discount rates and forward rates. There are no active markets for the hedge contracts themselves; however, the inputs used to calculate the fair value of the instruments are tied to active markets.

The following tables set forth our material assets and liabilities measured and recorded at fair value on a recurring basis:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Notice deposits	$50.0	$—	$—	$50.0
Commercial paper	—	29.9	—	29.9
Derivative assets	—	149.4	—	149.4
Total assets	$50.0	$179.3	$—	$229.3
Liabilities:
Derivative liabilities	$—	$3.6	$—	$3.6

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Commercial paper	$—	$39.6	$—	$39.6
Time deposits	40.0	—	—	40.0
Short-term investments:
Time deposits	40.0			40.0
Derivative assets	—	128.6	—	128.6
Total assets	$80.0	$168.2	$—	$248.2
Liabilities:
Derivative liabilities	$—	$46.4	$—	$46.4
We have no other material assets or liabilities measured at fair value on a recurring basis.
Recent Accounting Pronouncements
In November 2023, the Financial Standards Accounting Board (FASB) issued guidance to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective for the 2024 fiscal year and interim periods in fiscal year 2025, with early adoption permitted, and will be applied retrospectively for all periods presented. We are currently evaluating the impact that the adoption of this standard will have on our consolidated financial statements.
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
3.    Goodwill and Intangible Assets
The following table summarizes changes in our goodwill balance by segment:

	A&C	Core	Total
Balance at December 31, 2023	$1,513.6	$2,055.7	$3,569.3
Impact of foreign currency translation	(9.5)	(13.1)	(22.6)
Less: goodwill related to disposition of a business	—	(1.7)	(1.7)
Balance at June 30, 2024	$1,504.1	$2,040.9	$3,545.0

Intangible assets, net are summarized as follows:

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	231.8	n/a	231.8
Contractual-based assets	292.7	n/a	292.7
Finite-lived intangible assets:
Customer-related	402.5	$(325.3)	77.2
Developed technology	237.1	(207.4)	29.7
Trade names and other	95.0	(64.1)	30.9
	$1,704.1	$(596.8)	$1,107.3

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	233.6	n/a	233.6
Contractual-based assets	292.7	n/a	292.7
Finite-lived intangible assets:
Customer-related	459.3	$(352.2)	107.1
Developed technology	246.8	(205.6)	41.2
Trade names and other	104.8	(65.8)	39.0
	$1,782.2	$(623.6)	$1,158.6
Amortization expense was $19.2 million and $26.1 million for the three months ended June 30, 2024 and 2023, respectively, and was $39.7 million and $58.8 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the weighted-average remaining amortization period for amortizable intangible assets was 21 months for customer-related, 19 months for developed technology and 40 months for trade names and other, and was 25 months in total.
Based on the balance of finite-lived intangible assets as of June 30, 2024, expected future amortization expense is as follows:

Year Ending December 31:
2024 (remainder of)	$37.4
2025	70.6
2026	22.5
2027	4.2
2028	1.9
Thereafter	1.2
$137.8

4.    Stockholders' Equity
Share Repurchases
Our board of directors has authorized a share repurchase program of up to $4,000.0 million. During the six months ended June 30, 2024, we repurchased a total of 3,303 shares of our Class A common stock in the open market, which were retired upon repurchase, for an aggregate purchase price of $404.2 million. As of June 30, 2024, we had $1,031.3 million of remaining authorization available for repurchases.
During the three months ended June 30, 2024, we entered into accelerated repurchase agreements (ASRs) to repurchase shares of our Class A common stock in exchange for an upfront payment of $245.0 million. No shares were initially received in connection with these ASRs. The total number of shares ultimately delivered under each ASR, and therefore the average purchase price paid per share, will be determined based on the volume weighted-average price of our stock during the applicable purchase period. The shares received will be retired at the time of delivery and the upfront payment was accounted for as an increase in accumulated deficit. The ASRs are forward contracts indexed to our Class A common stock and met all of the applicable criteria for equity classification; therefore, the ASRs were not accounted for as derivative instruments. The ASRs are expected to be completed in the third quarter of 2024.
5.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2024	December 31, 2023
Derivative assets	$149.4	$128.6
Prepaid software and maintenance expenses	49.2	23.0
Other	39.5	25.6
	$238.1	$177.2
6.    Equity-Based Compensation Plans
Equity Plans
At our Annual Meeting of Stockholders on June 6, 2024 (the Annual Meeting), our stockholders approved the adoption of the GoDaddy Inc. 2024 Omnibus Incentive Plan (the 2024 Plan), which will replace our 2015 Equity Incentive Plan on a prospective basis. Under the 2024 Plan, we may grant shares of our Class A common stock in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, performance stock units and other stock- and cash-based awards. 9,085 shares of Class A common stock were initially reserved for issuance under the 2024 Plan. If any award granted under the 2024 Plan or the 2015 Equity Incentive Plan expires or is canceled, forfeited, or otherwise settled without the issuance of Class A common stock, the Class A common stock covered by such award will return to the pool of reserved shares for issuance and will be available for subsequent grants under the terms of the 2024 Plan.
At the Annual Meeting, our stockholders also approved the adoption of the GoDaddy Inc. 2024 Employee Stock Purchase Plan (the 2024 ESPP), which will replace the 2015 Employee Stock Purchase Plan with the first offering period commencing in November 2024 upon the completion of the then in effect offering period under the 2015 Employee Stock Purchase Plan, with any subsequent offering periods being administered under the 2024 ESPP for as long as it is in effect. Under the 2024 ESPP, 4,605 shares of our Class A common stock are reserved for issuance. The 2024 ESPP enables eligible employees to purchase our Class A common stock at a price per share equal to 85% of the lower of the fair market value of our Class A common stock on the first trading day of the offering period or the last trading day of the offering period, whichever is lower.
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

The following table summarizes stock option activity:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Exercise Price Per Share ($)
Outstanding at December 31, 2023	845	49.60
Exercised	(126)	30.71
Outstanding at June 30, 2024	719	52.92
Vested at June 30, 2024	719	52.92
The following table summarizes stock award activity:

Number of Shares of Class A Common Stock (#)
Outstanding at December 31, 2023	6,257
Granted: RSUs	2,533
Granted: TSR-based PSUs	212
TSR-based PSU achievement above target	230
Vested	(2,333)
Forfeited	(457)
Outstanding at June 30, 2024(1)	6,442
_________________________________
(1)The balance of outstanding awards is comprised of the following:

	Number of Shares of Class A Common Stock (#)	Weighted-Average Grant-Date Fair Value Per Share ($)
RSUs	5,791	92.88
TSR-based PSUs	651	142.30
Outstanding at June 30, 2024	6,442
As of June 30, 2024, total unrecognized compensation expense related to non-vested equity grants was $483.8 million with an expected remaining weighted-average recognition period of 2.1 years.
7.    Deferred Revenue
Deferred revenue consisted of the following:

	June 30, 2024	December 31, 2023
Current:
A&C	$776.6	$683.8
Core	1,453.8	1,391.1
	$2,230.4	$2,074.9
Noncurrent:
A&C	$194.5	$173.5
Core	671.6	628.9
	$866.1	$802.4

The increase in deferred revenue was primarily driven by payments received in advance of satisfying our performance obligations, offset by $616.1 million and $1,426.4 million of revenue recognized during the three and six months ended June 30, 2024, respectively, which was included in deferred revenue as of December 31, 2023. Deferred revenue as of June 30, 2024 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are expected to be satisfied, as follows:

	Remainder of 2024	2025	2026	2027	2028	Thereafter	Total

A&C	$544.1	$312.5	$85.5	$19.5	$5.8	$3.7	$971.1
Core	963.5	712.7	230.1	96.7	52.1	70.3	2,125.4
	$1,507.6	$1,025.2	$315.6	$116.2	$57.9	$74.0	$3,096.5
8.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Accrued payroll and employee benefits	$106.8	$143.6
Tax-related accruals	62.3	56.2
Current portion of operating lease liabilities	31.1	29.1
Accrued legal and professional	27.0	34.2
Accrued marketing and advertising	19.0	12.3
Accrued interest	13.5	13.6
Accrued restructuring costs	6.5	7.4
Accrued acquisition-related expenses	6.3	20.6
Derivative liabilities	3.6	46.4
Other	89.0	78.8
	$365.1	$442.2
9.    Long-Term Debt
Long-term debt consisted of the following:

	Maturity Date	June 30, 2024	December 31, 2023
2029 Term Loans (effective interest rate of 7.9% at June 30, 2024 and 8.4% at December 31, 2023)	November 10, 2029	$1,466.2	$1,752.3
2031 Term Loans (effective interest rate of 7.6% at June 30, 2024)	May 31, 2031	1,000.0	—
2027 Term Loans (effective interest rate of 7.4% at December 31, 2023)	August 10, 2027	—	723.8
2027 Senior Notes (effective interest rate of 5.5% at June 30, 2024 and 5.4% at December 31, 2023)	December 1, 2027	600.0	600.0
2029 Senior Notes (effective interest rate of 3.7% at June 30, 2024 and 3.6% at December 31, 2023)	March 1, 2029	800.0	800.0
Revolver	November 10, 2027	—	—
Total		3,866.2	3,876.1
Less: unamortized original issue discount and debt issuance costs(1)		(61.5)	(59.7)
Less: current portion of long-term debt		(17.0)	(17.9)
		$3,787.7	$3,798.5

_________________________________
(1)Original issue discount and debt issuance costs are amortized to interest expense over the life of the related debt instruments using the interest method.

Credit Facility
As described in our 2023 Form 10-K, our secured credit agreement (the Credit Facility) includes two tranches of term loans and a revolving credit facility (the Revolver). A portion of the term loans is hedged by interest rate swap arrangements, as discussed in Note 10.
In January 2024, we entered into an amendment to the Credit Facility to provide for a new tranche of term loans maturing in 2029, the proceeds of which were used to refinance our existing term loans (the 2029 Term Loans). Pursuant to this amendment, the 2029 Term Loans were issued at par and bear interest at a rate equal to, at our option, either (a) Secured Overnight Financing Rate (SOFR) for the applicable interest period plus a margin of 2.0% per annum or (b) a margin of 1.0% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) SOFR for an interest period of one month plus 1.0%.
In May 2024, we entered into an amendment to the Credit Facility to provide for a new tranche of term loans maturing in 2031, the proceeds of which were used to refinance and extend the maturity of our 2027 Term Loans as defined in our 2023 Form 10-K to 2031 (the 2031 Term Loans) and repay a portion of our 2029 Term Loans. The amortization rate for the 2031 Term Loans is 1.00% per annum and the first installment is payable on or about September 30, 2024. Pursuant to this amendment, the 2031 Term Loans were issued at an applicable margin of (i) 1.75% for the term loans that are SOFR Loans and (ii) 0.75% for the term loans that are ABR Loans.
As of June 30, 2024, we had $998.7 million available for borrowing under the Revolver as $1.3 million has been used to secure the issuance of standby letters of credit. We were not in violation of any covenants of the Credit Facility as of June 30, 2024.
Senior Notes
As described in our 2023 Form 10-K, we have completed two offerings of senior notes (the 2027 Senior Notes and the 2029 Senior Notes, together the Senior Notes). We were not in violation of any covenants of the Senior Notes as of June 30, 2024.
Fair Value
The estimated fair values of our long-term debt instruments are based on observable market prices for these instruments, which are traded in less active markets and therefore classified as Level 2 fair value measurements, and were as follows as of June 30, 2024:

2029 Term Loans	$1,470.4
2031 Term Loans	$1,000.0
2027 Senior Notes	$587.1
2029 Senior Notes	$720.5
Future Debt Maturities
Aggregate principal payments, exclusive of any unamortized original issue discount and debt issuance costs, due on long-term debt as of June 30, 2024 were as follows:

Year Ending December 31:
2024 (remainder of)	$12.3
2025	24.7
2026	24.7
2027	624.7
2028	24.7
Thereafter	3,155.1
$3,866.2

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
The following table summarizes our outstanding derivative instruments on a gross basis, all of which are considered Level 2 financial instruments:

	Notional Amount		Fair Value of Derivative Assets(2)		Fair Value of Derivative Liabilities(2)
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Cash flow hedges:
Foreign exchange forward contracts	$718.2	$592.1	$3.9	$1.4	$3.6	$14.7
Cross-currency swaps(1)	541.4	560.8	1.0	—	—	13.9
Interest rate swaps	1,949.4	1,959.7	143.2	127.2	—	—
Net investment hedges:
Cross-currency swaps(1)	694.0	718.8	1.3	—	—	17.8
Total hedges	$3,903.0	$3,831.4	$149.4	$128.6	$3.6	$46.4
_________________________________
(1)The notional values of the cross-currency swaps have been translated from Euros to U.S. dollars at the foreign currency rates in effect of approximately 1.07 and 1.10 as of June 30, 2024 and December 31, 2023, respectively.
(2)In our balance sheets, all derivative assets are recorded within prepaid expenses and other current assets and all derivative liabilities are recorded within accrued expenses and other current liabilities.
The following table summarizes the effect of our hedging relationships on accumulated other comprehensive income (AOCI):

	Unrealized Gains (Losses) Recognized in Other Comprehensive Income
	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Cash flow hedges:
Foreign exchange forward contracts(1)	$1.2	$(9.0)	$10.5	$(15.9)
Cross-currency swaps	(0.1)	(6.6)	(2.2)	(4.6)
Interest rate swaps	(5.4)	33.4	15.7	(1.2)
Net investment hedges:
Cross-currency swaps	5.8	(12.9)	19.0	(19.3)
Total hedges	$1.5	$4.9	$43.0	$(41.0)
_________________________________
(1)Amounts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.

The following tables summarize the locations and amounts of gains (losses) recognized within earnings related to our hedging relationships:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Cash flow hedges:
Foreign exchange forward contracts:
Reclassified from AOCI into income	$1.3	$—	$—	$4.9	$—	$—
Cross-currency swaps:
Reclassified from AOCI into income(1)	—	2.5	4.0	—	2.4	(3.5)
Interest rate swaps:
Reclassified from AOCI into income	—	18.7	—	—	16.4	—
Net investment hedges:
Cross-currency swaps:
Reclassified from AOCI into income	—	3.2	—	—	3.1	—
Total hedges	$1.3	$24.4	$4.0	$4.9	$21.9	$(3.5)
_________________________________
(1)The amounts reflected in other income (expense), net include $(4.1) million and $3.5 million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by cross-currency swaps during the three months ended June 30, 2024 and 2023, respectively.

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Cash flow hedges:
Foreign exchange forward contracts:
Reclassified from AOCI into income	$2.9	$—	$—	$9.7	$—	$—
Cross-currency swaps:
Reclassified from AOCI into income(1)	—	4.9	16.4	—	4.8	(10.6)
Interest rate swaps:
Reclassified from AOCI into income	—	36.7	—	—	30.5	—
Net investment hedges:
Cross-currency swaps:
Reclassified from AOCI into income	—	6.3	—	—	6.3	—
Total hedges	$2.9	$47.9	$16.4	$9.7	$41.6	$(10.6)
_________________________________
(1)The amounts reflected in other income (expense), net include $(16.5) million and $10.5 million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by cross-currency swaps during the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, we estimate that $96.9 million of net deferred gains related to our designated hedges will be recognized in earnings over the next 12 months. No amounts have been excluded from our hedge effectiveness testing.

Risk Management Strategies
Foreign Exchange Forward Contracts
From time-to-time, we may enter into foreign exchange forward contracts with financial institutions to hedge certain forecasted sales transactions denominated in foreign currencies. We designate these forward contracts as cash flow hedges, which are recognized as either assets or liabilities at fair value. At June 30, 2024, all such contracts had maturities of 24 months or less.
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
In August 2020, in conjunction with the issuance of the 2027 Term Loans as defined in our 2023 Form 10-K, we entered into seven-year pay-fixed rate, receive-floating rate interest rate swaps to effectively convert the variable one-month LIBOR interest rate on the 2027 Term Loans borrowings to a fixed rate of 0.705%. These interest rate swaps, which mature on August 10, 2027, had an aggregate notional amount of $750.0 million at inception. In May 2023, in conjunction with the concurrent Credit Facility amendment, we terminated these swaps and entered into new SOFR-based interest rate swaps. This modification impacted no critical terms other than the reference rate change from LIBOR to SOFR and thus had no impact on our hedging relationships or financial statements.
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
11.     Leases
Our operating leases primarily consist of office and data center space expiring at various dates through October 2034. Certain leases include options to renew or terminate at our discretion. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of June 30, 2024, operating leases have a remaining weighted-average lease term of 6.3 years and our operating lease liabilities were measured using a weighted-average discount rate of 5.5%.

The components of operating lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating lease costs	$6.9	$9.6	$14.5	$19.4
Variable lease costs	3.0	3.8	6.7	7.6
Sublease income	(1.8)	(2.2)	(4.7)	(4.5)
Total net lease cost	$8.1	$11.2	$16.5	$22.5
During the six months ended June 30, 2024, we recognized $6.0 million of expense related to the abandonment of certain operating leases, which is included within restructuring and other and excluded from the table above.
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
Our accrual for estimated indirect tax liabilities was $25.7 million and $23.6 million as of June 30, 2024 and December 31, 2023, respectively, reflecting our best estimate of the probable liability based on an analysis of our business activities, revenues subject to indirect taxes and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation or settlements could be materially different than the amounts established for indirect tax contingencies.
13.    Restructuring and Other Charges and Disposition of Businesses and Related Assets
During the six months ended June 30, 2024, we implemented restructuring activities to further reduce operating expenses and improve cash flows through a reduction in force, which impacted approximately 275 employees. In conjunction with these restructuring activities, we recognized $6.0 million and $17.1 million of pre-tax restructuring charges in our statement of operations related to severance, employee benefits and equity-based compensation during the three and six months ended June 30, 2024, respectively. Of the $6.0 million of pre-tax restructuring charges recognized during the three months ended June 30, 2024, $1.9 million and $4.1 million were recognized within our A&C and Core segments, respectively. Of the $17.1 million of pre-tax restructuring charges recognized during the six months ended June 30, 2024, $6.4 million and $10.1 million were recognized within our A&C and Core segments, respectively, and $0.6 million was recognized as corporate overhead.

Cash payments of $8.8 million and $10.1 million related to the restructuring activities described above were made during the three and six months ended June 30, 2024, respectively. We expect to make substantially all remaining restructuring payments by the end of the fourth quarter of 2024.
The following table shows the total amount incurred and the accrued restructuring costs, which are recorded in accrued expenses and other current liabilities in our balance sheet, for severance and employee benefits:

Accrued Restructuring Costs
Accrued restructuring costs as of December 31, 2023	$7.4
Restructuring costs incurred during the six months ended June 30, 2024(1)	16.7
Amount paid during the six months ended June 30, 2024	(17.6)
Accrued restructuring costs as of June 30, 2024	$6.5

Accrued restructuring costs as of December 31, 2022	$—
Restructuring costs incurred during the six months ended June 30, 2023(1)	31.5
Amount paid during the six months ended June 30, 2023	(25.5)
Accrued restructuring costs as of June 30, 2023	$6.0
________________________________
(1)The six months ended June 30, 2024 and June 30, 2023, excludes $0.8 million and $2.3 million, respectively, of equity-based compensation expense associated with our restructuring plans which was recorded within additional paid-in capital.
During the six months ended June 30, 2024, we also recognized $6.0 million of expense related to the abandonment of certain operating leases as discussed in Note 11. During the six months ended June 30, 2023, we recognized a $16.8 million charge in connection with the planned disposition of certain assets and liabilities of our hosting business within our Core segment which occurred on June 30, 2023 and a charge of $17.0 million related to the termination of a revenue sharing agreement.
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
Our effective tax rate differs from the U.S. federal statutory rate primarily due to a one-time benefit related to the DNC Restructure, U.S. research and development tax credits and excess tax benefits related to equity-based compensation.
We monitor the realizability of our DTAs considering all relevant factors at each reporting period. As of June 30, 2024, based on the relevant weight of positive and negative evidence, including our ability to forecast future operating results, historical tax losses and our ability to utilize DTAs within the requisite carryforward periods, we do not maintain a valuation allowance on the majority of our U.S. federal and state DTAs. During the six months ended June 30, 2024, management applied judgment and recorded a $13.0 million tax benefit for the reversal of a valuation allowance as a result of changes to our U.S. filing group from the DNC Restructure.
We do maintain valuation allowances on certain U.S., state and foreign carry forwards as we concluded they are not more likely than not to be realized.
Uncertain Tax Positions
The total amount of gross unrecognized tax benefits was $175.2 million as of June 30, 2024, of which $48.6 million, if fully recognized, would decrease our effective tax rate. Although we believe the amounts reflected in our tax returns substantially comply with applicable U.S. federal, state and foreign tax regulations, the respective taxing authorities may take contrary positions based on their interpretation of the law. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision or benefit for income taxes in the period in which a final determination is made.

15.    Income Per Share
Basic income per share is computed by dividing net income attributable to GoDaddy Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted income per share is computed giving effect to all potentially dilutive shares unless their effect is antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$146.3	$83.1	$547.8	$130.5
Less: net income attributable to non-controlling interests	—	0.2	—	0.3
Net income attributable to GoDaddy Inc.	$146.3	$82.9	$547.8	$130.2
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	141,269	152,328	141,899	153,221
Effect of dilutive securities:
Class B common stock	—	307	—	308
Stock options	448	453	449	492
RSUs, PSUs and ESPP shares	2,927	976	2,973	1,735
Weighted-average shares of Class A Common stock outstanding—diluted	144,644	154,064	145,321	155,756

Net income attributable to GoDaddy Inc. per share of Class A common stock—basic	$1.04	$0.54	$3.86	$0.85
Net income attributable to GoDaddy Inc. per share of Class A common stock—diluted	$1.01	$0.54	$3.77	$0.84

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted income per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	—	184	—	99
RSUs, PSUs and ESPP shares	443	2,603	292	618
	443	2,787	292	717

During the three months ended June 30, 2024, we entered into ASRs to repurchase shares of our Class A common stock in exchange for an upfront payment of $245.0 million. No shares were initially received in connection with these ASRs. See Note 4 for further discussion. For purposes of computing earnings per share, the share repurchases that are expected to occur in the third quarter of 2024 will be reflected as a reduction to weighted-average shares of Class A common stock outstanding on the respective delivery dates.
16.     Segment Information
We report our operating results through two reportable segments: A&C and Core.
Our chief operating decision maker (CODM), which, as of June 30, 2024, was our Chief Executive Officer, evaluates the performance of and allocates resources to our segments based on each segment's revenue and earnings before interest, taxes, depreciation and amortization (Segment EBITDA). Segment EBITDA is defined as segment revenues less costs and operating expenses, excluding depreciation and amortization, interest expense (net), provision or benefit for income taxes, equity-based compensation expense, acquisition-related costs, restructuring-related expenses and certain other items. We believe Segment EBITDA serves as a measure that assists our CODM and our investors in comparing our segments' performance on a consistent basis.
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
The following table presents our segment information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue:
A&C	$405.6	$351.7	$788.7	$689.7
Core	718.9	696.4	1,444.3	1,394.4
Total revenue	$1,124.5	$1,048.1	$2,233.0	$2,084.1
Segment EBITDA:
A&C	$176.6	$142.7	$338.5	$275.1
Core	219.5	191.0	436.2	380.0
Total Segment EBITDA	396.1	333.7	774.7	655.1
Unallocated corporate overhead	(64.4)	(69.1)	(130.0)	(140.8)
Depreciation and amortization	(33.1)	(43.5)	(70.3)	(92.0)
Equity-based compensation expense(1)	(76.2)	(77.5)	(147.2)	(149.1)
Interest expense, net of interest income	(34.5)	(37.4)	(69.2)	(75.4)
Acquisition-related expenses, net of reimbursements	0.8	(4.2)	(0.1)	(8.6)
Restructuring and other (2)	(13.8)	(21.2)	(39.8)	(60.8)
Income before income taxes	174.9	80.8	318.1	128.4
Benefit (provision) for income taxes	(28.6)	2.3	229.7	2.1
Net income	$146.3	$83.1	$547.8	$130.5
_________________________________
(1)The six months ended June 30, 2024 and June 30, 2023 excludes $0.8 million and $2.3 million, respectively, of equity-based compensation expense associated with our restructuring activities which is included within restructuring and other.
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

17.    Accumulated Other Comprehensive Income (Loss)
The following table presents AOCI activity in equity:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Total AOCI
Gross balance as of December 31, 2023(2)	$(83.6)	$195.0	$111.4
Other comprehensive income (loss) before reclassifications	10.1	(52.9)	(42.8)
Amounts reclassified from AOCI	—	67.2	67.2
Other comprehensive income	10.1	14.3	24.4
Balance as of June 30, 2024	$(73.5)	$209.3	$135.8

Gross balance as of December 31, 2022(2)	$(75.0)	$253.4	$178.4
Other comprehensive income (loss) before reclassifications	10.3	(62.4)	(52.1)
Amounts reclassified from AOCI	(4.3)	40.7	36.4
Other comprehensive income (loss)	6.0	(21.7)	(15.7)
	$(69.0)	$231.7	162.7
Less: AOCI attributable to non-controlling interests			(0.3)
Balance as of June 30, 2023			$162.4
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
Consolidated Second Quarter Financial Highlights
Below are our key consolidated financial highlights for the three months ended June 30, 2024, with comparisons to the three months ended June 30, 2023.
•Total revenue of $1,124.5 million, an increase of approximately 7.3% on a reported and constant currency basis(1).
•International revenue of $357.1 million, an increase of approximately 4.7% on a reported and constant currency basis(1).
•Total bookings of $1,261.9 million, an increase of 10.6%, or approximately 11.1% on a constant currency basis(1).
•Operating income of $208.2 million, an increase of 74.1%(2).
•Net income of $146.3 million, an increase of 76.1%(2).
•Normalized EBITDA(3) of $331.7 million, an increase of 25.4%.
•Net cash provided by operating activities of $294.8 million, an increase of 48.9%.
(1) Discussion of constant currency is set forth in "Quantitative and Qualitative Disclosures about Market Risk."
(2) Our operating results for the three months ended June 30, 2024 and June 30, 2023 included $6.9 million and $17.5 million, respectively, in restructuring and other charges, as further discussed in Note 13 to our financial statements.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue

Revenue:
Applications and commerce	$405.6	36.1%	$351.7	33.6%	$788.7	35.3%	$689.7	33.1%
Core platform	718.9	63.9%	696.4	66.4%	1,444.3	64.7%	1,394.4	66.9%
Total revenue	1,124.5	100.0%	1,048.1	100.0%	2,233.0	100.0%	2,084.1	100.0%
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	408.3	36.3%	388.4	37.1%	822.8	36.8%	774.5	37.2%
Technology and development	205.9	18.3%	219.2	20.9%	408.8	18.3%	434.2	20.8%
Marketing and advertising	93.2	8.3%	89.5	8.5%	180.7	8.1%	181.9	8.7%
Customer care	73.3	6.5%	77.7	7.4%	149.7	6.7%	154.5	7.4%
General and administrative	95.6	8.5%	92.7	8.8%	187.3	8.4%	186.8	9.0%
Restructuring and other	6.9	0.7%	17.5	1.7%	29.3	1.4%	69.8	3.4%
Depreciation and amortization	33.1	2.9%	43.5	4.2%	70.3	3.1%	92.0	4.4%
Total costs and operating expenses	916.3	81.5%	928.5	88.6%	1,848.9	82.8%	1,893.7	90.9%
Operating income	208.2	18.5%	119.6	11.4%	384.1	17.2%	190.4	9.1%
Interest expense	(39.5)	(3.5)%	(45.6)	(4.4)%	(80.8)	(3.6)%	(91.4)	(4.3)%
Loss on debt extinguishment	(2.1)	(0.2)%	—	—%	(3.1)	(0.1)%	—	—%
Other income (expense), net	8.3	0.8%	6.8	0.7%	17.9	0.8%	29.4	1.4%
Income before income taxes	174.9	15.6%	80.8	7.7%	318.1	14.3%	128.4	6.2%
Benefit (provision) for income taxes	(28.6)	(2.6)%	2.3	0.2%	229.7	10.2%	2.1	0.1%
Net income	146.3	13.0%	83.1	7.9%	547.8	24.5%	130.5	6.3%
Less: net income attributable to non-controlling interests	—	—%	0.2	—%	—	—%	0.3	0.1%
Net income attributable to GoDaddy Inc.	$146.3	13.0%	$82.9	7.9%	$547.8	24.5%	$130.2	6.2%

Non-GAAP Financial Measures, Operating Metrics and Business Metrics
In addition to our results determined in accordance with GAAP, we believe that Normalized EBITDA, a non-GAAP measure, and the following other operating metrics are useful as supplements in evaluating our ongoing operational performance and help provide an enhanced understanding of our business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Normalized EBITDA	$331.7	$264.6	$644.7	$514.3
Annualized recurring revenue	$3,853.4	$3,619.6	$3,853.4	$3,619.6
Total bookings	$1,261.9	$1,141.1	$2,574.5	$2,340.3
Total customers at period end (in thousands)	20,866	20,985	20,866	20,985
ARPU	$210	$199	$210	$199
Domains under management (in thousands)	82,056	84,211	82,056	84,211
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
Annualized recurring revenue (ARR). ARR is an operating metric defined as annualized quarterly recurring GAAP revenue, net of refunds, from new and renewed subscription-based services. ARR is exclusive of any revenue that is non-recurring, including, without limitation, domain aftermarket, domain transfers, one-time set-up or migration fees and non-recurring professional website services fees. We believe ARR helps illustrate the scale of certain of our products and facilitates comparisons to other companies in our industry.
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
Total customers. We define a customer as an individual or entity, each with a unique account and paid transactions in the trailing twelve months or with paid subscriptions as of the end of the period. Total customers is one way we measure the scale of our business and can be a contributing factor to our ability to increase our revenue base.
Average revenue per user (ARPU). We calculate ARPU as total revenue during the preceding 12 month period divided by the average of the number of total customers at the beginning and end of the period. ARPU provides insight into our ability to sell additional products to customers, though the impact to date has been muted due to our continued growth in total customers.
Domains under management (DUM). DUM is a business metric representing the total number of domains that are registered through GoDaddy and its affiliated registrars.
Prior period disclosures for DUM reported as of March 31, 2024 and December 31, 2023 were revised from previously disclosed amounts due to a calculation error identified during the second quarter in connection with our brand migration efforts, which led to an overstatement of DUM in those periods. These revisions to previously disclosed DUM had no impact to our financial results.

	As of March 31, 2024	As of December 31, 2023
DUM - As previously reported (in thousands)	84,576	84,994
DUM - As adjusted (in thousands)	82,731	83,554

Reconciliation of NEBITDA
The following table reconciles NEBITDA to net income, its most directly comparable GAAP financial measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$146.3	$83.1	$547.8	$130.5
Depreciation and amortization	33.1	43.5	70.3	92.0
Equity-based compensation expense(1)	76.2	77.5	147.2	149.1
Interest expense, net	34.5	37.4	69.2	75.4
Acquisition-related expenses, net of reimbursements	(0.8)	4.2	0.1	8.6
Restructuring and other(2)	13.8	21.2	39.8	60.8
Provision (benefit) for income taxes	28.6	(2.3)	(229.7)	(2.1)
NEBITDA	$331.7	$264.6	$644.7	$514.3
_________________________________
(1)The six months ended June 30, 2024 and 2023 excludes $0.8 million and $2.3 million, respectively, of equity-based compensation expense associated with our restructuring activities, which is included within restructuring and other.
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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Applications and commerce	$405.6	$351.7	$53.9	15%	$788.7	$689.7	$99.0	14%
Core platform	718.9	696.4	22.5	3%	1,444.3	1,394.4	49.9	4%
Total revenue	$1,124.5	$1,048.1	$76.4	7%	$2,233.0	$2,084.1	$148.9	7%
The 7.3% and 7.1% increase in total revenue for the three and six months ended June 30, 2024 was due to the changes in our A&C and Core revenues, as described below:
A&C
For the three months ended June 30, 2024, the 15.3% increase in A&C revenue was driven by: (i) 19.6% growth in revenue related to our productivity applications, most notably from our pricing and bundling initiatives; (ii) 53.5% growth in revenue related to our commerce solutions, as continued customer adoption has resulted in an increase in payment volume; and (iii) 7.8% growth in revenues due to continued customer adoption of our subscription-based products designed to establish and grow an online presence.
For the six months ended June 30, 2024, the 14.4% increase in A&C revenue was driven by: (i) 18.5% growth in revenue related to our productivity applications, most notably from our pricing and bundling initiatives; (ii) 8.0% growth in revenues due to continued customer adoption of our subscription-based products designed to establish and grow an online presence; and (iii) 48.1% growth in revenue related to our commerce solutions, as continued customer adoption has resulted in an increase in payment volume.

Core
For the three months ended June 30, 2024, the 3.2% increase in Core revenue was driven by 6.6% growth in domain registration and add-on revenues and 10.4% growth in aftermarket revenues due to increasing sales volume and higher average selling prices. Partially offsetting these increases was a 11.4% decrease in hosting revenues primarily due to end-of-life migrations from certain products and disposition of certain hosting assets.
For the six months ended June 30, 2024, the 3.6% increase in Core revenue was driven by 6.8% growth in domain registration and add-on revenues and 11.3% growth in aftermarket revenues due to increasing sales volume. Partially offsetting these increases was a 10.5% decrease in hosting revenues primarily due to end-of-life migrations from certain products and disposition of certain hosting assets.
Bookings
The following table presents our total bookings for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Total bookings	$1,261.9	$1,141.1	$120.8	11%	$2,574.5	$2,340.3	$234.2	10%
The 10.6% and 10.0% increases in total bookings for the three and six months ended June 30, 2024, respectively, were driven by continued customer adoption of our productivity solutions and related add-ons as well as price increases, strength in domains and aftermarket, and continued strong adoption of our website-building presence products and commerce solutions. These increases were partially offset by decreased hosting bookings following the divestiture of certain hosting assets.
Costs and Operating Expenses
Cost of revenue
Costs of revenue are primarily the direct costs incurred in connection with selling an incremental product to our customers. Substantially all cost of revenue relates to domain registration fees, payment processing fees, third-party commissions and licensing fees for third-party productivity applications. Similar to our billing practices, we pay domain costs at the time of purchase for the life of each subscription but recognize the costs of service ratably over the term of our customer contracts. The terms for domain costs are established by agreements between registries and registrars and can vary significantly depending on the top-level domain (TLD). We expect cost of revenue to increase in absolute dollars in future periods due to increased sales of domains and third-party productivity applications. However, cost of revenue may fluctuate as a percentage of total revenue, depending on the mix of products sold in a particular period.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Cost of revenue (excluding depreciation and amortization)	$408.3	$388.4	$19.9	5%	$822.8	$774.5	$48.3	6%
The 5.1% increase in cost of revenue for the three months ended June 30, 2024 was driven by: (i) 6.6% growth in domain registration and add-on revenues and 10.4% growth in aftermarket revenues; (ii) 19.6% growth in revenue related to our productivity applications, most notably our pricing and bundling initiatives; and (iii) 53.5% growth in revenue related to our commerce solutions.
The 6.2% increase in cost of revenue for the six months ended June 30, 2024 was driven by: (i) 6.8% growth in domain registration and add-on revenues and 11.3% growth in aftermarket revenues; (ii) 18.5% growth in revenue related to our productivity applications, most notably our pricing and bundling initiatives; and (iii) 48.1% growth in revenue related to our commerce solutions.

Technology and development
Technology and development expenses represent the costs associated with the creation, development and distribution of our products and websites. These expenses primarily consist of personnel costs associated with the design, development, deployment, testing, operation and enhancement of our products, as well as costs associated with the data centers and systems infrastructure supporting those products, excluding depreciation expense. We expect technology and development expenses to decrease as a percentage of revenue in future periods following a period of investment in product development and migration toward a unified infrastructure platform.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

Technology and development	$205.9	$219.2	$(13.3)	(6)%	$408.8	$434.2	$(25.4)	(6)%
The 6.1% decrease in technology and development expenses for the three months ended June 30, 2024 was attributable to a $5.9 million decrease in personnel costs driven by lower average headcount and a $4.1 million decrease in data center and systems infrastructure costs driven by migration towards a unified infrastructure platform.
The 5.8% decrease in technology and development expenses for the six months ended June 30, 2024 was attributable to a $9.9 million decrease in personnel costs driven by lower average headcount, a $6.6 million decrease in data center and systems infrastructure costs driven by migration towards a unified infrastructure platform and a $3.3 million decrease in professional fees.
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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

Marketing and advertising	$93.2	$89.5	$3.7	4%	$180.7	$181.9	$(1.2)	(1)%
There were no material changes in marketing and advertising expenses for the three and six months ended June 30 2024.
Customer Care
Customer care expenses represent the costs to guide and service our customers, primarily consisting of personnel costs. We expect customer care expenses to fluctuate depending on the methods of customer interaction utilized as well as the level of personnel required to support our business.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

Customer care	$73.3	$77.7	$(4.4)	(6)%	$149.7	$154.5	$(4.8)	(3)%
The 5.7% and 3.1% decreases in customer care for the three and six months ended June 30, 2024 were attributable to decreases of $4.3 million and $6.2 million, respectively, in personnel costs driven by lower average headcount in conjunction with cost optimization initiatives.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

General and administrative	$95.6	$92.7	$2.9	3%	$187.3	$186.8	$0.5	—%
There were no material changes in general and administrative expenses.
Restructuring and other

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

Restructuring and other	$6.9	$17.5	$(10.6)	(61)%	$29.3	$69.8	$(40.5)	(58)%
Restructuring and other was $6.9 million for the three months ended June 30, 2024 which includes $6.0 million of costs incurred pursuant to restructuring activities, as further discussed in Note 13 to our financial statements. For the six months ended June 30, 2024, restructuring and other was $29.3 million which includes $17.5 million of costs incurred pursuant to restructuring activities and $6.0 million of expense related to the abandonment of certain operating leases, as further discussed in Note 13 to the financial statements.
Restructuring and other was $69.8 million for the six months ended June 30, 2023, which included $33.8 million incurred pursuant to restructuring activities and a $16.8 million loss on disposal in connection with the sale of certain assets and liabilities of our hosting business within our Core segment. In addition, during the three and six months ended June 30, 2023, we recorded a charge of $17.0 million related to the termination of a revenue sharing agreement.
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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

Depreciation and amortization	$33.1	$43.5	$(10.4)	(24)%	$70.3	$92.0	$(21.7)	(24)%
The 23.9% and 23.6% decreases for the three and six months ended June 30, 2024 were attributable to decreases of $6.9 million and $19.2 million, respectively, in amortization of acquired intangible assets driven by certain intangible assets reaching the end of their useful lives.

Interest expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

Interest expense	$39.5	$45.6	$(6.1)	(13)%	$80.8	$91.4	$(10.6)	(12)%
The 13.4% and 11.6% decreases in interest expense for the three and six months ended June 30, 2024, respectively, were attributable to the refinancing of the 2029 Term Loans in July 2023 and January 2024, which reduced our interest margin. See Note 9 to our financial statements for additional discussion.
Other income (expense), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

Other income (expense), net	$8.3	$6.8	$1.5	22%	$17.9	$29.4	$(11.5)	(39)%
The change for other income (expense), net for the three months ended June 30, 2024 was not material.
The 39.1% decrease in other income (expense), net for the six months ended June 30, 2024 was attributable to a $12.1 million increase in the carrying value of one of our equity investments during the six months ended June 30, 2023. See Note 2 to our financial statements for additional information regarding our equity investments.
Loss on debt extinguishment
In 2024, we recognized a loss on debt extinguishment for the three and six months ended June 30, 2024 of $2.1 million and $3.1 million, respectively, primarily related to the refinancing of the 2027 and 2029 Term Loans. See Note 9 to our financial statements for additional discussion.
Segment Results of Operations
Our two operating segments, A&C and Core, reflect the way we manage and evaluate the performance of our business. Our CODM evaluates segment performance based upon several factors, of which the primary financial measures are revenue and Segment EBITDA, our segment measure of profitability.
Applications and Commerce
The following table presents the results for our A&C segment for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%/bps	2024	2023	$	%/bps
Revenue	$405.6	$351.7	$53.9	15%	$788.7	$689.7	$99.0	14%
Segment EBITDA	$176.6	$142.7	$33.9	24%	$338.5	$275.1	$63.4	23%
Segment EBITDA Margin	43.5%	40.6%	n/a	290 bps	42.9%	39.9%	n/a	300 bps
The 23.8% increase in A&C Segment EBITDA for the three months ended June 30, 2024 was attributed to a $53.9 million increase in revenue as described above. This increase was partially offset by an increase in cost of revenue resulting from 19.6% growth in revenue related to our productivity applications, most notably our pricing and bundling initiatives, a 53.5% growth in revenue related to our commerce solutions and a $6.8 million increase in operating expenses (excluding acquisition-related costs, equity-based compensation expense and depreciation and amortization) attributable to higher marketing and technology and development costs.

The 23.0% increase in A&C Segment EBITDA for the six months ended June 30, 2024 was attributed to a $99.0 million increase in revenue as described above. This increase was partially offset by an increase in cost of revenue resulting from 18.5% growth in revenue related to our productivity applications, most notably our pricing and bundling initiatives, a 48.1% growth in revenue related to our commerce solutions, and a $6.6 million increase in operating expenses (excluding acquisition-related costs, equity-based compensation expense and depreciation and amortization) attributable to higher customer care and marketing costs.
Core Platform
The following table presents the results for our Core segment for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%/bps	2024	2023	$	%/bps
Revenue	$718.9	$696.4	$22.5	3%	$1,444.3	1,394.4	$49.9	4%
Segment EBITDA	$219.5	$191.0	$28.5	15%	$436.2	$380.0	$56.2	15%
Segment EBITDA Margin	30.5%	27.4%	n/a	310 bps	30.2%	27.2%	n/a	300 bps
The 14.9% increase in Core Segment EBITDA for the three months ended June 30, 2024 was attributed to a $22.5 million increase in revenue as described above and a $12.9 million decrease in operating expenses (excluding acquisition-related costs, equity-based compensation expense and depreciation and amortization) attributable to lower customer care and technology and development costs. Partially offsetting these increases was an increase in cost of revenue due to 6.6% growth in domain registration and add-on revenues and 10.4% growth in aftermarket revenues.
The 14.8% increase in Core Segment EBITDA for the six months ended June 30, 2024 was attributed to a $49.9 million increase in revenue as described above and a $26.1 million decrease in operating expenses (excluding acquisition-related costs and equity-based compensation expense and depreciation and amortization) attributable to lower marketing, customer care and technology and development costs. Partially offsetting these increases was an increase in cost of revenue due to 6.8% growth in domain registration and add-on revenues and 11.3% growth in aftermarket revenues.
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
In general, we seek to deploy our capital by focusing on requirements for our operations, on growth investments and on stockholder returns. Our strategy is to deploy capital, whether debt, equity or internally generated cash, depending on the adequacy and availability of the source of capital and which source may be used most efficiently and at the lowest cost at such time. Therefore, while cash from operations is our primary source of operating liquidity and we believe our internally-generated cash flows are sufficient to support our day-to-day operations, we may use a variety of capital sources to fund our needs for less predictable investment decisions such as strategic acquisitions and share repurchases.
We have incurred significant long-term debt and as a result, we are limited as to how we conduct our business and may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities, strategic acquisitions or share repurchases. However, the restrictions under our long-term debt agreements are subject to a number of qualifications and may be amended with the consent of the lenders and the holders of the our Senior Notes due in 2027 (the 2027 Senior Notes) and Senior Notes due in 2029 (the 2029 Senior Notes, and with the 2027 Senior Notes, the Senior Notes), as applicable.

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
Credit Facility and Senior Notes
Our long-term debt consists of the Credit Facility, which includes two tranches of term loans and a revolving credit facility, and the Senior Notes. In May 2024, we entered into an amendment to the Credit Facility to provide for a new tranche of term loans maturing in 2031, the proceeds of which were used to refinance and extend the maturity of all outstanding 2027 Term Loans as defined in our 2023 Form 10-K (the 2031 Term Loans) and repay a portion of our 2029 Term Loans. See Note 9 to our financial statements for additional information regarding our long-term debt.
Our long-term debt agreements contain covenants restricting, among other things, our ability, or the ability of our subsidiaries, to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes including mergers and consolidations, sell assets, make restricted payments including dividends, distributions and investments, prepay junior indebtedness and engage in operations other than in connection with acting as a holding company, subject to customary exceptions. As of June 30, 2024, we were in compliance with all such covenants and had $998.7 million available for borrowing under the Revolver.
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
Share Repurchases
As discussed in Note 4 to our financial statements, we are authorized to repurchase up to $4,000.0 million of our Class A common stock. During the six months ended June 30, 2024, we repurchased a total of 3,303 shares of our Class A common stock in the open market for an aggregate purchase price of $404.2 million. As of June 30, 2024, we had $1,031.3 million of remaining authorization available for repurchases.
Additionally, during the three months ended June 30, 2024, we entered into ASRs to repurchase shares of our Class A common stock in exchange for an upfront payment of $245.0 million. No shares were initially received in connection with these ASRs. The total number of shares ultimately delivered under each ASR, and therefore the average purchase price paid per share, will be determined based on the volume weighted-average price of our stock during the term of the transaction. The ASRs are expected to be completed in the third quarter of 2024.
Restructuring and Other
As further discussed in Note 13 to our financial statements, we undertook restructuring activities during the six months ended June 30, 2024 to reduce future operating expenses and improve cash flows through a combination of reductions in force. Cash payments of $10.1 million related to these restructuring activities were made during the six months ended June 30, 2024, with approximately $6.5 million remaining to be paid as of June 30, 2024 relating to the restructuring activities undertaken in 2023 and the six months ended June 30, 2024. We expect to make substantially all remaining restructuring payments by the end of the fourth quarter of 2024.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023

Net cash provided by operating activities	$592.0	$468.3
Net cash provided by (used in) investing activities	40.9	(52.0)
Net cash used in financing activities	(646.2)	(608.3)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	0.6
Net decrease in cash and cash equivalents	$(13.9)	$(191.4)
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
Net cash provided by operating activities increased $123.7 million from $468.3 million during the six months ended June 30, 2023 to $592.0 million during the six months ended June 30, 2024, driven by the growth in total bookings due to strong adoption across our A&C product suite, particularly within productivity solutions as a result of our pricing and bundling initiatives, as well as continued strength in domains. The increase was also driven by lower restructuring related payments as well as lower technology and development related spending.
Investing Activities
Our investing activities generally consist of strategic acquisitions, dispositions and purchases of property and equipment to support the overall growth of our business. We expect our investing cash flows to be affected by the timing of payments we make for capital expenditures, strategic acquisitions or other growth opportunities we decide to pursue.
Net cash provided by investing activities increased $92.9 million from $52.0 million net cash used during the six months ended June 30, 2023 to $40.9 million net cash provided during the six months ended June 30, 2024, due to maturities of short-term investments totaling $40.0 million as well as proceeds from dispositions of certain assets and liabilities of our hosting business. Additionally, capital expenditures and intangible asset purchases decreased in the six months ended June 30, 2024 as compared to the six months ended June 30 2023.
Financing Activities
Our financing activities generally consist of long-term debt borrowings, the repayment of principal on long-term debt, stock option exercises, ESPP proceeds and share repurchases.
Net cash used in financing activities increased $37.9 million from $608.3 million during the six months ended June 30, 2023 to $646.2 million during the six months ended June 30, 2024, primarily due to a $37.5 million increase in share repurchases.
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
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts may fail to meet their contractual obligations. To mitigate such counterparty credit risk, we enter into contracts only with carefully selected financial institutions based upon ongoing evaluations of their creditworthiness. As a result, we do not believe we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of June 30, 2024.
Foreign Currency Risk
We manage our exposure to changes in foreign currency exchange rates through the use of foreign exchange forward contracts and cross-currency swap contracts. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and cash equivalents.
Foreign Exchange Forward Contracts
A portion of our bookings, revenue and operating expenses is denominated in foreign currencies, which are subject to exchange rate fluctuations. Our most significant foreign currency exposures are the British pound, the Euro and the Canadian dollar. Our reported bookings, revenues and operating results may be impacted by fluctuations in foreign currency exchange rates. Fluctuations in exchange rates may also cause us to recognize transaction gains and losses in our statements of operations; however, such amounts were not material during the current period. As our international business continues to grow, our exposure to fluctuations in exchange rates will increase, which may increase the costs associated with this growth. During the three months ended June 30, 2024, total revenue growth in constant currency would have had an insignificant impact and total bookings growth in constant currency would have been approximately 50 basis points higher. Constant currency is calculated by translating bookings and revenue for each month in the current period using the foreign currency exchange rates for the corresponding month in the prior period, excluding any hedging gains or losses realized during the period. We believe constant currency information is useful in analyzing underlying trends in our business by eliminating the impact of fluctuations in foreign currency exchange rates and allows for period-to-period comparisons of our performance.
From time-to-time, we may utilize foreign exchange forward contracts to manage the volatility of our bookings and revenue related to foreign currency transactions. These forward contracts reduce, but do not eliminate, the impact of adverse currency exchange rate fluctuations. We generally designate these forward contracts as cash flow hedges for accounting purposes. Changes in the intrinsic value of designated hedges are recorded as a component of accumulated other comprehensive income (loss) (AOCI). Gains and losses, once realized, are recorded as a component of AOCI and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. As of June 30, 2024, the realized and unrealized gains included in AOCI were $3.3 million and $0.3 million, respectively.

Cross-Currency Swaps
In order to manage variability due to movements in foreign currency exchange rates related to a Euro-denominated intercompany loan, we entered into five-year cross-currency swaps in April 2017. In March 2022, we entered into a transaction to extend the maturity of these swaps to August 31, 2027, as described in Note 10 to our financial statements. The cross-currency swaps had an aggregate amortizing notional amount of €1,153.2 million at June 30, 2024 (approximately $1,235.4 million).
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
Total borrowings under our 2031 Term Loans were $1,000.0 million as of June 30, 2024. These borrowings bear interest at a rate equal to, at our option, either (a) SOFR for the applicable interest period plus a margin of (i) 1.75% per annum for the term loans that are SOFR Loans and (ii) 0.75% per annum for the term loans that are ABR Loans.

Total borrowings under our 2029 Term Loans were $1,466.2 million as of June 30, 2024. These borrowings bear interest at a rate equal to, at our option, either (a) SOFR for the applicable interest period plus a margin of 2.0% per annum or (b) an initial margin of 1.0% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) SOFR for an interest period of one month plus 1.0%.
All SOFR-based interest rates under the Credit Facility are subject to a 0.0% floor.
In April 2017, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement to effectively convert a portion of the variable-rate borrowings under the 2029 Term Loans to a fixed rate. Prior to this arrangement's contractual maturity date of April 3, 2022, in March 2022, we entered into a transaction to extend the maturity of these swaps to August 31, 2027, as described in Note 10 to our financial statements. In addition, in conjunction with the refinancing of a portion of our debt in November 2022, the hedged debt index of the swaps was changed from LIBOR to SOFR. These interest rate swaps, which had a notional amount of $1,229.4 million as of June 30, 2024, serve to convert a portion of the variable-rate borrowings under the 2029 Term Loans to a fixed rate of 4.81%.
In August 2020, we entered into seven-year pay-fixed rate, receive-floating rate interest rate swap arrangements to effectively convert a portion of the variable-rate borrowings under the 2027 Term Loans, as defined in our 2023 Form 10-K, to a fixed rate of 0.705%. In May 2023, in conjunction with the concurrent Credit Facility amendment discussed in Note 9, the hedged debt index of the swaps was changed from LIBOR to SOFR. These interest rate swaps, which mature on August 10, 2027, had an aggregate notional amount of $720.0 million as of June 30, 2024.
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
Our management, with the participation of our CEO and our CFO, who are our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting related to the design of our controls related to the accounting for income taxes and related disclosures discussed in our 2023 Form 10-K which has not yet been remediated.

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

Remediation
We have drafted documentation to respond to and have developed a comprehensive plan to remediate the material weakness. As of the date of this filing, management completed or is in the process of completing the following remediation steps:
•Completed our review of and rationalized the number of key reports used in the operation of controls related to the calculation of the tax provision to increase efficiency and lower the complexity of how data is being utilized in the operation of controls;
•Enhanced the design of existing controls relating to key reports and implemented new controls to ensure that the information contained within the reports related to the tax provision is complete and accurate;
•Expanded and enhanced existing documentation to demonstrate the level of precision and procedures performed in the operation of management review controls; and
•Evaluating the design and operating effectiveness of management review controls designed to validate the completeness and accuracy of key reports and other data used in the computation of the tax provision.
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
Changes in Internal Control Over Financial Reporting
Except for the material weakness and remediation efforts described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
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
•Our payments-related operations, including GoDaddy Payments, are subject to various laws, regulations, restrictions and risks. Our failure to comply with such rules, regulations, and restrictions regarding our payments-related operations or properly manage the risks inherent to such operations could materially harm our business.
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
•Laws, regulations, policies or claims concerning the domain name registration system and the Internet in general, and industry reactions to those policies or claims, may cause instability in the industry and disrupt our business.
•We are subject to governmental regulation and other legal obligations related to, among other things, privacy, data protection, content moderation, cybersecurity and AI. Our failure to comply with these or any future laws, regulations or obligations could subject us to sanctions and damages and could harm our reputation and business.
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
Our success depends on our ability to attract and retain customers and increase sales to new and existing customers. Although our total customers and revenue have grown rapidly in the past, in recent periods our slower growth rates have reflected the larger size, scale and maturity of parts of our business. We cannot be assured that we will achieve similar growth rates in future periods as our total customers and revenue could decline or grow more slowly than we expect. The rate at which new and existing customers purchase and renew subscriptions to our products could fluctuate or decline as a result of a number of factors, such as lower demand for domain registrations and renewals, website hosting and related products, declines in our customers' level of satisfaction with our products and the support provided by our GoDaddy Guides, platform migration, divestitures, end of life related actions on previously acquired companies, the timeliness and success of product enhancements and introductions by us and those of our competitors, the pricing offered by us and our competitors and the frequency and severity of any system outages, breaches, technological changes or other factors that are not known to us at this time.
Our revenue has grown historically due in large part to sustained customer growth rates and strong levels of subscription renewals. Our future success depends in part on maintaining strong renewals. Our costs associated with renewals are substantially lower than costs associated with acquiring new customers and selling additional products to existing customers. Therefore, a reduction in renewals, even if offset by an increase in other revenue, could reduce our operating margins in the near term. Any failure by us to continue to attract new customers or maintain strong renewals could have a material adverse effect on our business, growth prospects and operating results.
Our business will suffer if the market for our solutions proves less lucrative than projected or if we fail to effectively acquire and service existing and new customers.
We focus our operations on entrepreneurs, customers with new ventures and those with established small and medium-sized businesses, which frequently have limited budgets and may choose not to allocate resources to our solutions, especially in times of economic uncertainty or recessions. We believe this market is underserved, and we intend to continue to devote substantial resources to it. We aim to grow our revenues by adding new customers in this market, selling additional business solutions to these customers and encouraging them to continue to use and purchase our products and services that are tailored for them. If this market fails to be as lucrative as we project or we are unable to market and sell our services to these businesses effectively, our ability to grow our revenues and maintain profitability will be harmed.
If we are unable to continue to attract a diverse customer base for which we have developed more customized solutions and applications, our business, growth prospects and operating results could be adversely affected.
We aim to serve entrepreneurs, customers with new ventures and those with established small or medium-sized businesses that may need help growing and expanding their digital capabilities (Independents). We also serve and provide products for other customer populations, such as website designers and developers (WebPros), organizations with their own domain registration offerings (Domain Registrars), individuals or organizations that manage a portfolio of registered domains (Domain Investors) and third party registrars and corporate domain portfolio owners, including those that are more technically savvy. For these customers we aim to develop new features and applications that may be used to start or grow their businesses. For example, we offer tools for our technically sophisticated web designers, developers and customers, including high-performance, flexible hosting and security products that can be used with a variety of open source design tools such as WordPress. If we are unable to increase sales of our products to all customer segments we target, and may target in the future, our estimated total addressable market may be overstated and our business, growth prospects and operating results may be adversely affected.
If we do not successfully develop and market products that anticipate or respond timely to the needs of our customers, our business and operating results may suffer.
The markets in which we compete are characterized by constant change and innovation, frequent new product and service introductions and evolving industry standards. We expect these markets to continue to rapidly evolve. Our historical success has been based on our ability to identify and anticipate customer needs and design products that provide our customers with the tools they need to grow their businesses. For example, in 2023 we launched GoDaddy Airo™, an AI-powered, customizable experience designed to automatically build the interconnected pieces of what we call the "Entrepreneur's Wheel," to save our customers time and effort. We also continue to expand our commerce offerings, for example, by rolling out GoDaddy Payments in Canada, introducing 'Buy Buttons' to enable payments through GoDaddy Payments in all Websites + Marketing products, introducing a new point-of-sale device to our line of GoDaddy Smart Terminals and providing on-the-go solutions such as Tap-to-Pay in the GoDaddy Mobile App, Pay Links and Virtual Terminal. To the extent we are not able to continue to identify challenges faced by entrepreneurs, small businesses and ventures and provide products responding in a timely and effective manner to their evolving needs, our business, operating results and financial condition may be adversely affected.

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
We are increasingly using new and rapidly evolving technologies, such as AI, to, among other things, develop new tools and products, and additional features in our existing products, including ongoing deployment and improvement of existing AI, and the development of new product technologies, such as generative AI. For example, in 2023 we launched GoDaddy Airo™, an AI-powered, customizable experience designed to automatically build the interconnected pieces of what we call the "Entrepreneur's Wheel," to save our customers time and effort. There are significant risks involved in the development, adoption, use, deployment and maintenance of AI, such as an increase in intellectual property infringement or misappropriation, privacy, data protection, cybersecurity, confidentiality, operational and technological risks, as well as risks associated with harmful content, accuracy, bias and discrimination, any of which could affect our further development, adoption, use, deployment and maintenance of AI, and may cause us to incur additional research and development costs to resolve any issues arising from such risks. In addition to the foregoing risks, the introduction of AI technologies into new or existing products may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns or other complications that could adversely affect our business, reputation or financial results.
Legal and regulatory frameworks related to the use of AI are rapidly evolving, as regulation of the use of AI continues to be considered and adopted by various U.S. and international governmental and regulatory entities, including the European Union (E.U.), the Securities and Exchange Commission and the Federal Trade Commission (FTC). Several jurisdictions have also passed, or are considering, new laws and regulations relating to the use of AI. For example, in 2024, the E.U. adopted the E.U. AI Act and Colorado adopted the Consumer Protections for Artificial Intelligence Act. While these new laws have not yet impacted our use of AI, the future impact on us of these or other new laws or regulations is uncertain. Any failure by us to comply with current, new and proposed AI-related laws and regulations could result in fines and negative publicity, which could result in reputational harm and damage to our business. We may not be able to adequately anticipate or respond to new laws and regulations, and we may need to expend additional resources to adjust our offerings in certain jurisdictions if applicable legal frameworks are inconsistent across jurisdictions. The cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.

In addition, many existing laws and regulations apply to certain aspects of AI, such as automated decision making affecting fundamental data subject rights. Similarly, the intellectual property ownership and license rights, including as related to copyright, surrounding AI technologies has not been fully addressed by international and U.S. courts or the laws or regulations of the U.S., including U.S. states, and foreign jurisdictions. Any content created by us using generative AI tools may not be subject to copyright protection which may affect our intellectual property rights in, or ability to commercialize, such content. The use or adoption of AI technologies in our products and services may subject us to copyright infringement or other intellectual property claims. If we, or third-party developers whose AI we rely on, do not have sufficient rights to use the data or other material used or processed by such AI technology, we also may incur liability through the alleged violation of applicable laws and regulations, third-party intellectual property, privacy, or other rights or contractual obligations. We may not always be able to anticipate how to comply with these legal and regulatory frameworks and we may have to expend resources to adjust our tools, products or other offerings to meet standards set by such frameworks, which may vary by jurisdiction if AI-related legal and regulatory frameworks are not consistent across jurisdictions. Any inability to appropriately comply with the evolving AI regulatory landscape could result in legal liability, regulatory action or brand and reputational harm.
Our reliance on the use of AI could also pose ethical concerns and lead to a lack of human oversight and control. If we enable or offer solutions that draw controversy, or these new offerings do not work as we describe them, we may experience brand or reputational harm, competitive harm or legal liability. Further, generative AI may create content that appears correct but is factually inaccurate, incomplete, insufficient, biased or otherwise flawed or contains copyrighted or other protected material, which may not be easily detectable despite internal policies and diligence efforts we may have in place which are designed to mitigate such deficiencies. To the extent we or our customers rely on such results, we could incur operational inefficiencies, competitive harm, brand or reputational harm, or other adverse impacts on our business and results of operations. Additionally, if any of our employees, contractors, vendors or service providers use any third-party AI-powered software in connection with our business or the services they provide to us, it may lead to the inadvertent disclosure of our personal, sensitive, proprietary or confidential information into publicly available third-party training sets, which may impact our ability to realize the benefit of, or adequately maintain, protect and enforce our intellectual property or our personal, sensitive, proprietary or confidential information, harming our competitive position and business. The rapid evolution of the use of AI requires and will continue to require resources to develop, test and maintain our products and services to help ensure that AI is implemented appropriately in order to minimize unintended and harmful impacts.
It is not possible to predict all of the risks related to the use of AI, and changes in laws, rules, directives and regulations governing AI may adversely affect our development, adoption, use, deployment and maintenance of AI or subject us to legal liability, regulatory action or brand and reputational harm.
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
The market for our products and services is highly fragmented and competitive and we expect this competition to increase in the future. In addition, given our broad product portfolio, we compete with niche point-solution products and broader solution providers. These types of products and solutions continue to evolve, creating opportunities for new competitors to enter the market with point-solution products or address specific segments of the market. Our competitors include providers of domain registration services, web-hosting solutions, website creation and management solutions, e-commerce enablement providers, payment facilitation providers, cloud computing service and online security providers, alternative web presence and marketing solutions providers and providers of productivity tools such as business-class email. We consider the following to be a representative, but not exhaustive list of competitors we face in some of the major areas we operate in:
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
In addition, the extension of the Cooperative Agreement between VeriSign, Inc. (VeriSign), the registry for .com and .net, and the U.S. Department of Commerce in 2018 gives VeriSign the right to become an ICANN-accredited registrar for any generic top level domain (TLD) other than .com. While VeriSign has not publicly announced whether it will become a registrar, and there is no indication that it would, if it were to do so, it would become one of our competitors in this space, which could have a negative impact on our business and industry.
We and our competitors continue to invest in AI, including generative AI and integration of AI capabilities into products and services. AI technology and services are highly competitive, rapidly evolving, and at times require significant investment, including with respect to development and operational costs, to meet the changing needs and expectations of our existing and potential customers. Further, other companies may develop AI products and technologies that are similar or superior to our technologies or more cost-effective to deploy. Any failure to successfully develop, adopt, use and maintain AI products and services, or effectively manage the related operational risks, could harm our reputation. Refer to our risk factor "The use of new and evolving technologies, such as AI, in our offerings may result in reputational harm and liability" for further information concerning the legal and other risks arising from the development, adoption, use, deployment and maintenance of AI.
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
In addition, increased competition in our industry could result in lower sales, price reductions, reduced margins, loss of market share and increased marketing expenses. Conditions in our market could rapidly and significantly change as a result of technological advancements, partnering by our competitors or market consolidation. New or existing competitors, or groups of competitors working cooperatively, may invent similar or superior, or may significantly improve upon existing, products and technologies, which compete with our products and technology. The continued entry of competitors into the domain name registration and web-hosting markets, and the rapid growth of some competitors already in each market, may make it difficult for us to maintain our market position. Our ability to compete will depend upon our ability to provide a better product than our competitors at a competitive price and supported by superior customer care. We may be required to make substantial additional investments in research, development, marketing and sales in order to respond to competition, and there can be no assurance that these investments will achieve any returns for us or that we will be able to compete successfully in the future.
Our restructuring activities may not adequately reduce our operating costs or improve our operating margins, may lead to additional workforce attrition and may cause operational disruptions.
In February 2023, we announced a restructuring plan to reduce future operating expenses and improve cash flows through a combination of a reduction in force and a commitment to sell certain assets. As part of this plan, we announced a reduction in our then workforce of approximately 550 employees, representing approximately 8% of our total employee base at the time of the announcement. Thereafter, to further reduce operating expenses and improve cash flows, we implemented additional restructuring activities, including reductions in force of approximately 250, 180 and 100 employees during the remainder of 2023, and during the three months ended March 31, 2024 and June 30, 2024, respectively. We expect to make substantially all remaining restructuring payments by the end of the fourth quarter of 2024.
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
Bookings outside of the U.S. represented approximately 33% of our total bookings for each of the years ended December 31, 2023, 2022 and 2021. We continue to review and add systems as necessary to accept payments in forms common outside of the U.S., optimize our marketing efforts in numerous non-U.S. geographies, equip our customer care team with the knowledge to serve these markets and maintain or establish, as needed, customer care operations in overseas locations. Conducting and expanding international business subjects us to risks we generally do not face in the U.S., including:
•management, communication and integration problems resulting from language barriers, cultural differences and geographic dispersion of our customers and personnel;
•language translation of, and associated customer care guidance for, our products;
•compliance with international laws and regulations, including laws and regulations regarding consumer protection, the Internet and e-commerce or mobile commerce, intellectual property, online disclaimers and advertising, liability of Internet service providers for activities of customers especially with respect to hosted content, competition, anti-bribery, privacy, data protection and cybersecurity;
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
Maintaining business in international markets has required and will continue to require management attention and financial resources. These additional costs may increase our costs of acquiring international customers, which may impair our ability to maintain profitability in the future. We may also face pressure to lower our prices in order to compete in emerging markets, which could adversely affect revenue derived from our international business.
In addition, certain of our operations and business are in higher risk regions such as China, India and Ukraine. We do not have material operations in China or Ukraine but our operations have grown, and we expect may continue to grow, in India. As a result, unanticipated events, such as geopolitical changes associated with our international business could impair our growth prospects and adversely affect our business, operating results and financial condition. In addition, given the risks associated with our international business, we may decide to relocate international operations either to other foreign countries or domestically, which could require significant management attention and financial resources and may not prove to be successful and could adversely affect our business, operating results and financial condition. For example, there is uncertainty as to the future of U.S. trade policy with respect to China; in February 2022, Russia launched a military assault in Ukraine which has expanded to a full-scale military invasion of Ukraine by Russian troops; and in October 2023, Hamas launched assaults against Israel which has expanded conflicts in the Middle East. Although we have not seen a material impact, these and other factors associated with our international business could impair our growth prospects and adversely affect our business, operating results and financial condition. In particular, following Russia’s invasion of Ukraine, the U.S., UK and E.U. governments, among others, developed coordinated financial and economic sanctions targeting Russia that, in various ways, constrain transactions with numerous Russian entities, including major Russian banks, and individuals. We have no employees or facilities in Russia or Ukraine. We have a limited number of contractors in Ukraine and as a result, a prolonging of this conflict could cause delays in future product launches if such contractors are unable to work and/or it becomes necessary to locate and train new contractors to support these products. In addition, we opted to shut down our GoDaddy website in Russia and removed support for the Ruble. Our business has not been materially impacted to date by the ongoing conflicts between Russia and Ukraine and in the Middle East, however it is impossible to predict the extent to which our operations will be impacted or the ways in which the conflicts may impact our business in the long term. Furthermore, a widening of the conflict in the Middle East could lead to broader geopolitical destabilization and macro-economic impacts.
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
We have incurred, and expect to continue to incur, expenses relating to our investments in international business and infrastructure, such as: (i) our offerings and marketing presence in India, Europe, Latin America, the Middle East and North Africa, and Asia; (ii) our marketing spend to attract new customers, such as WebPros and Independents in non-U.S. markets; and (iii) investments in software systems and additional data center resources to keep pace with the growth of our cloud infrastructure and cloud-based product offerings. We have made, and may make in the future, significant investments in product development, corporate infrastructure, technology and development, marketing and our GoDaddy Guides.
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
Enhancements or migration of information and data to new technology platforms, systems or applications may disrupt our operations or could expose us to a cyber attack, a security breach or other cybersecurity incident which could delay or interrupt service to our customers, harm our reputation, cause us to incur substantial costs or subject us to significant liability.
We maintain information and data on various platforms, systems and applications. From time to time, to support our growth, we review and make enhancements to our existing platforms or migrate information and data to new platforms, systems and applications. For example, we are in the process of migrating and upgrading some of our platforms, systems and applications, including platforms, systems and applications that we obtained as a result of prior acquisitions. While we are engaged in this work, we may experience difficulties in managing our existing platforms, systems and applications, which could disrupt our operations, the management of our finances and the reporting of our financial results. If we determine new platforms, systems or applications or updates to existing platforms, systems or applications are necessary, we may need to rely on legacy platforms, systems or applications while we plan for implementation of such new or updated platforms, systems or applications; such legacy platforms, systems or applications may not be able to scale efficiently as our business grows, which may delay future product launches or enhancements. In addition, any new platforms, systems or applications may operate differently than anticipated when introduced or when new versions or enhancements are released or, there may be unforeseen consequences as a result of these migrations that may cause disruptions to the availability of our products due to service outages, downtime or other similar issues that could harm our business. Further, our transition could involve significant time and expense. Our failure to improve our platforms, systems or applications, complete such implementations, enhancements or migrations on a timely basis, or a failure of such platforms, systems or applications to operate in the intended manner, may result in our inability to manage the growth of our business, successfully integrate our acquisitions and to accurately forecast and report our results, which could harm our financial condition and results of operations. In addition, the migration of information and data could subject us to additional risks of cyber attacks, security breaches, cybersecurity incidents or other improper access to our personal, sensitive, proprietary or confidential information which could delay or interrupt service to our customers, cause us to not be in compliance with local or international laws or regulations or harm our reputation, any of which could cause us to incur substantial costs or subject us to significant liabilities.
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
We may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired company, including issues related to intellectual property, solution quality or architecture, privacy, data protection, cybersecurity, AI, regulatory compliance practices, employment practices, customer or sales channels and integrations of prior acquisitions. We are also required to integrate, operate and manage an acquired company's security infrastructure, which may be particularly challenging when acquired businesses utilize heavily customized or outdated systems or if we face a loss of personnel of the acquired business. Challenges with acquired systems and/or the loss of personnel familiar with and responsible for such acquired systems could increase our vulnerability to cyber attacks, security breaches or other cybersecurity incidents.
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
In February 2023, we effected a workforce reduction as part of a restructuring plan which impacted our employee count. Thereafter, to further reduce operating expenses and improve cash flows, we have implemented additional workforce reductions. Although we have not seen a material impact on our workforce or our business, the effects of these workforce reductions could make it more difficult to preserve our company culture and could negatively impact employee morale.
Operational Risks
We are exposed to the risk of system failures and capacity constraints.
We have experienced, and may in the future experience, system failures and outages disrupting the operation of our websites or our products such as web-hosting and email, or the availability of our customer care operations. Our revenue depends in large part on the volume of traffic to our websites, the number of customers whose websites we host on our servers and the availability of our customer care operations. Accordingly, the performance, reliability and availability of our websites and servers for our corporate operations and infrastructure, as well as in the delivery of products to customers, are critical to our reputation and our ability to attract and retain customers. Any such system failure or outage could generate negative publicity, which could negatively impact our reputation and financial results. As we continue to transition many of our services to Amazon Web Services (AWS) to host our products, we have become, and may further become, more dependent on third parties to accommodate the high volume of traffic to our websites and those of our customers.
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
A substantial portion of our cloud infrastructure is provisioned through AWS, which hosts some of our products and platforms. Our customers need to be able to access our platform at any time, without interruption or degradation of performance. AWS runs its own platform that we access, and we are, therefore, vulnerable to service interruptions at AWS. We may experience interruptions, delays and outages in service and availability of AWS services due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints due to any number of potential causes, including technical failures, natural disasters, pandemics such as the COVID-19 pandemic, fraud or cybersecurity attacks, all of which could impact our service to our customers. In addition, if the security of AWS is compromised, or our products or platform are unavailable or our users are unable to use our products within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected. In some instances, AWS or we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. It may become increasingly difficult to maintain and improve our platform performance, especially during peak usage times, as our products become more complex and the usage of our products increases. To the extent that we do not effectively address capacity constraints, either through AWS or alternative providers of cloud infrastructure, our business, results of operations and financial condition may be adversely affected. In addition, any changes in service levels from AWS may adversely affect our ability to meet our customers’ requirements, result in negative publicity which could harm our reputation and brand and may adversely affect the usage of our platform.
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
A cyber attack, a security breach or other cybersecurity incident could delay or interrupt service to our customers, harm our reputation, cause us to incur substantial costs, or subject us to significant liability.
We maintain an enterprise-wide cybersecurity program to manage the risks to our information systems from cybersecurity threats and incidents. Our operations depend on our ability to protect our information systems against interruption, a breach of confidentiality, or other damage from unauthorized entry, computer viruses, denial of service attacks and other cybersecurity threats and incidents both within and beyond our control. These cybersecurity threats and incidents may arise from human error, fraud, or malice on the part of our employees, insiders, or third parties, or they may result from accidental technological failure. Recent advances in AI may increase the size, frequency and sophistication of these cybersecurity threats and incidents; for example, threat actors are able to create more personalized and targeted communications using information derived from people’s relationships, online behavior and preferences. Threat actors may also attempt to fraudulently induce employees, customers, or other third-party users of our systems to disclose sensitive information, wittingly or unwittingly, to gain access to our data or that of our customers or third parties with whom we interact.
As an operator of a large Internet infrastructure, GoDaddy is frequently targeted and experiences a high rate of cyber attacks, some of which have allowed threat actors to gain access to our networks and data. We have made and continue to make investments to improve our security posture. However, we continue to see threat actors pivoting to new methods of attack and seeking new entry points in our network despite these investments. Examples of the types of cyber attacks we have experienced include opportunistic cyber attacks leveraging previously undetected vulnerabilities and configuration errors and more sophisticated forms of cyber attacks, such as advanced persistent threat attacks, zero-day attacks and situations where the threat is not compiled or does not have detection signatures within our observation and threat indicators space until the moment it is launched. For example, we have experienced, and may experience in the future, distributed denial of service (DDoS) attacks aimed at disrupting service to our customers and attempts to place illegal or abusive content on our or our customers’ websites. There has also been an increase in the number of cyber attacks in the technology industry generally, including newer strains of malware, ransomware and cryptocurrency mining software exploiting zero-day vulnerabilities in open source and third-party software. In addition, retaliatory acts by Russia in response to economic sanctions and other measures taken by the international community against Russia due to the Russia-Ukraine military conflict could include an increased number or severity of cyber attacks from Russia or its allies. We have seen an increasing number of cyber attacks on our infrastructure from threat actor groups located in or leveraging systems, sites and infrastructure hosted in the Russian region. Our response to any such cyber attacks may be insufficient to protect our network and systems, especially as cyber attacks increase in size, frequency and sophistication or as nation-state actors use attacks against political and economic adversaries. In addition to the above, the remote work environment has increased our vulnerability to privacy, data protection, cybersecurity and fraud risks as a result of our personnel working remotely, which may require us to invest in risk mitigation efforts that may not be successful.
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
We cannot guarantee that our backup systems and regular data backups will be adequate to protect against loss of our information or information of our customers and third parties. In addition, we cannot guarantee that our cybersecurity program, including our related security protocols, network protection mechanisms, cybersecurity awareness training, insider threat protection program, access controls, and other procedures and measures currently in place, or that may be in place in the future, will be adequate to prevent or remedy network and service interruptions, system failure and software vulnerabilities, damage to one or more of our systems, data loss, cyber attacks, security breaches or other cybersecurity incidents. Also, many of our products are cloud-based and we store our customers' data on our servers. Despite the implementation of cybersecurity measures, our information systems may be vulnerable to computer viruses, worms, other malicious software programs, social engineering attacks, insider threats, credential theft and related abuse, illegal or abusive content or similar disruptive problems caused by our customers, employees, consultants or other Internet users who attempt to invade or disrupt public and private data networks or to improperly access, use or obtain data.
Any actual or perceived breach of our security could expose us to a risk of loss or litigation and possible liability. Cybersecurity incidents could also subject us to regulatory or other government inquiries or investigations, which will require us to expend significant capital and other resources to remediate the breach, any of which would harm our business, financial condition and operating results. For example, in July 2020 and October 2021 we received Civil Investigative Demands from the FTC relating to a cybersecurity incident that we first discovered in March 2020. The FTC’s investigation is ongoing, the timing and resolution of this matter is uncertain, and could result in our being subject to substantial monetary or other costs to the business and/or costly and time-consuming litigation with the FTC. We have continued to experience other privacy, data protection and cybersecurity incidents since 2020 that have required notification to government regulators and/or data subjects in the U.S. and internationally. Based on our investigations, we believe some of these incidents are part of a multi-year campaign by a sophisticated threat actor group which, among other things, installed malware on our systems and obtained pieces of code related to some services within GoDaddy, while others are one-time or opportunistic attacks by unrelated threat actors. To date, these incidents as well as other cyber threats and attacks have not resulted in any material adverse impact to our business, operations or financial condition, but such threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. In case of a future incident, a history of past incidents, such as those mentioned herein, may subject us to a greater risk of significant costs and sanctions, or investigations into past incidents may be re-invigorated.
Our business involves the storage and transmission of personal, sensitive, proprietary and confidential information, including payment card information. In addition, nearly all of our products are cloud-based and we process such data for our customers on our servers, and on servers used by our vendors and partners, such as AWS. We take measures intended to protect the security, integrity and confidentiality of the personal, sensitive, proprietary and confidential information, including payment card information, that we collect, store, transmit, or otherwise process but cannot guarantee that inadvertent or unauthorized use or disclosure of such information will not occur or that third parties, including nation-states and bad actors, or our personnel, or those of our vendors will not gain unauthorized or other malicious access to this information or systems where personal, sensitive, proprietary and confidential information is processed despite our preventative efforts or those of our vendors or partners.
If third parties succeed in penetrating our security measures or those of our vendors and partners, or in otherwise accessing or obtaining without authorization the personal, sensitive, proprietary or confidential information, including payment card information, we or our vendors and partners maintain or otherwise process, we could be subject to liability, loss of business, litigation, government investigations or other losses. As we continue to rely more on third-party and public-cloud infrastructures, such as AWS and other third-party service providers, we have become, and will become, more dependent on third-party security measures to protect against cyber attacks, security breaches and other cybersecurity incidents, including unauthorized access to and mishandling of customer data. Increased handling of personal, sensitive, proprietary or confidential information, including payment card information, by third parties may create increased risks of unauthorized disclosure, misuse or loss of these types of information and may require us to expend significant time and resources to address incidents of failure in such third parties’ security measures. We also anticipate being required to expend significant resources to maintain and improve our oversight of vendors and other third parties with whom we share data or otherwise process data on our behalf. Further, our control over and ability to monitor the security posture of our vendors and partners, including any third-party service providers we rely on, remains limited and there can be no assurance that we can prevent, mitigate or remediate the risk of any cyber attack, security breach or other cybersecurity incident impacting the infrastructure owned or controlled by such third parties. Additionally, any contractual protections with such third parties, including our right to indemnification, if any at all, may be limited or insufficient to prevent a negative impact on our business from such cyber attack, security breach or other cybersecurity incident. In addition, our customers and partners have in the past and may in the future request we produce evidence of our cybersecurity program as part of their own compliance programs. Responding to such requests may be costly and time consuming.
If we or our partners experience any breaches or sabotage of our security measures, or otherwise suffer unauthorized use or disclosure of, or access to, personal, sensitive, proprietary or confidential information, including payment card information, we might be required to expend significant capital and resources to remediate these problems and protect against additional breaches or sabotage. We may not be able to remedy any problems caused by threat actors in a timely manner, or at all, due to, among other things, a lack of qualified personnel to handle such problems or the failure of our personnel to follow internal policies and procedures. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until after they are launched against a target, we and our vendors and partners may be unable to anticipate these techniques or to implement adequate preventative measures on a timely basis. Advances in computer capabilities, discoveries of new weaknesses, increased likelihood of nation-state cyber attacks (including retaliatory cyber attacks by Russia in response to economic sanctions resulting from the Russia-Ukraine military conflict), and other developments with software generally used by the Internet community, such as the Zenbleed and Downfall vulnerabilities, which exploit security flaws in processors manufactured by both AMD and Intel, continually evolving ransomware attacks, or developments related to vendor software (e.g., SolarWinds Orion product incident), also increase the risk that we, or our customers using our servers and services, will suffer a cyber attack, security breach or other cybersecurity incident. We or our partners may also suffer cyber attacks, security breaches, cybersecurity incidents or other unauthorized access to personal, sensitive, proprietary or confidential information, including payment card information, due to employee error, rogue employee activity, unauthorized access by third parties acting with malicious intent or committing an inadvertent mistake, or social engineering. If a cyber attack, security breach or other cybersecurity incident occurs or is perceived to have occurred, the perception of the effectiveness of our security measures and our reputation could be harmed and we could lose current and potential customers.
Cyber attacks, security breaches, cybersecurity incidents or other unauthorized access to personal, sensitive, proprietary or confidential information, including payment card information, could result in mandatory customer, regulator, contractual, and/or payment card provider notifications, litigation, government investigations, adverse publicity, and claims against us for unauthorized purchases with payment card information, identity theft or other similar fraud claims, and claims for other misuses of personal, sensitive, proprietary or confidential information, including for unauthorized marketing purposes, which could result in a material adverse effect on our business, financial condition or reputation. Moreover, these claims could cause us to incur penalties from payment card associations (including those resulting from our failure to adhere to industry cybersecurity standards), or termination by payment card associations of our ability to accept credit or debit card payments, any of which could have a material adverse effect on our business and financial condition. Although we maintain cyber liability insurance coverage that may cover certain liabilities in connection with a cyber attack, security breach or other cybersecurity incident, we cannot be certain our insurance coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms (if at all) or that any insurer will not deny coverage as to any future claim. In addition, certain insurers have denied coverage if a nation-state is declared the sponsor or perpetrator of such cyber attack, security breach or other cybersecurity incident. For example, following the U.S., the UK, Canadian and Australian governments’ attribution of Russia for the NotPetya ransomware attack, Zurich American Insurance Co. denied Mondelez International, Inc.’s claim for damages from that attack, which resulted in litigation between Zurich and Mondelez that was eventually settled prior to trial. In January 2022, a court in New Jersey permitted Merck & Co. to recover under its cyber insurance policies for a NotPetya attack, leading to a settlement prior to trial that was publicly announced in January 2024. These examples suggest there continues to be uncertainty across the cyber insurance market regarding the availability of coverage for nation-state-led cyber attacks. The successful assertion of one or more large claims against us that exceed available insurance coverage, the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, or denials of coverage based on “act of war” or similar exclusions triggered by attribution of an attack to a nation-state, particularly given the heightened risk of cyber attacks due to the ongoing Russia-Ukraine military conflict, could have a material adverse effect on our business, including our financial condition, results of operations and reputation.
We have expended and expect to continue to expend significant resources to protect against cyber attacks, security breaches and other cybersecurity incidents. While these investments have reduced our vulnerability to certain types of attacks, we have observed ongoing attempts to probe our defenses for other opportunities to attack our systems and access our network. Thus, we remain vulnerable to cyber attacks despite our investments. In addition, the risk that these types of events could seriously harm our business is likely to increase as we expand the number of cloud-based products we offer and as we operate or expand our business into more countries.
If we experience fraudulent activity relating to our, or our third-party vendors’ products and services, we could suffer service interruptions or incur substantial costs.
Our products and services, and the products and services of our third-party vendors and partners, may be subject to fraudulent usage, including but not limited to domain name hijacking, revenue share fraud, and other fraudulent schemes. In addition, although our customers are required to set passwords or personal identification numbers to protect their accounts, third parties have in the past been, and may in the future be, able to access and use our customers' accounts through fraudulent means. Fraudulent activity can result in, among other things, interruption of our services to our customers, and substantial business and reputational harm. Although we implement multiple fraud prevention and detection controls, we cannot be certain that our efforts to address external fraudulent activity, such as revenue share fraud, domain name hijacking or other fraudulent use of our, or our third parties' and vendors' products and services, will be successful in eliminating these threats, any of which could adversely affect our business, results of operations and financial condition.
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
We continue to refine our efforts in customer care so we can adequately serve our domestic and international customers. A portion of our GoDaddy Guides is engaged through third parties and not employed by us. If our agreements with such third parties are terminated for any reason, including a breach of agreement, if such third parties or the GoDaddy Guides engaged through the third parties do not perform the level of service expected of GoDaddy or our customers, or if such GoDaddy Guides engage in misconduct, our business and reputation could be harmed and we may need to find and/or train alternative providers, which could increase our costs and delay services to our customers. In addition, such a disruption could adversely impact our ability to serve our customers and to sell products to new and existing customers and we may experience a decline in our subscription renewal rates and in our ability to cross-sell our products and our reputation may suffer, any of which could adversely affect our business, reputation and operating results.
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
Our failure to properly register or maintain our customers' domain names or comply with applicable laws and regulations relating to domain name registration and maintenance could subject us to additional liability, regulatory action, expenses, claims of loss or negative publicity that could have a material adverse effect on our business.
System and process failures related to our domain name registration service may result in inaccurate and incomplete information in our domain name database. Despite testing, system and process failures, cybersecurity threats and other vulnerabilities may remain undetected or unknown, which could result in compromised customer data, loss of or delay in revenues, failure to achieve market acceptance, injury to our reputation or increased product costs, any of which could harm our business. Furthermore, the requirements for registering and maintaining domain names vary from registry to registry and are subject to change. We cannot guarantee we will be able to readily adopt and comply with various registry requirements, including but not limited to new or newly enforced requirements relating to Article 28 of the E.U.'s Network Information Security 2 Directive (the NIS2 Directive) which requires, among other things, that registries and entities providing domain name registration services adopt policies and procedures, including verification procedures, to ensure that such entities maintain accurate and complete domain name registration data in their domain name databases. The NIS2 Directive has yet to be fully transposed into the E.U. member states' respective national laws, and the specific obligations and expectations on registries and entities providing domain name registration services are uncertain. Our failure or inability to properly register or maintain our customers' domain names or comply with the NIS2 Directive or any other applicable law or regulation relating to domain name registration or maintenance might result in significant expenses and subject us to additional liability, regulatory action, expenses, claims of loss or negative publicity, which could harm our business, brand and operating results.
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
The terms of our existing co-located data center agreements vary in length and expire on various dates through March 2028. Only some of our agreements with our co-located data centers provide us with options to renew under negotiated terms. We also have agreements with other critical infrastructure vendors which provide all of our facilities, including our data centers, with bandwidth, fiber optics and electrical power. None of these infrastructure vendors are under any obligation to continue to provide these services after the expiration of their respective agreements with us, nor are they obligated to renew the terms of those agreements. If we are unable to renew these agreements on commercially reasonable terms, or if the service providers close such facilities or cease providing such services, we may be required to transfer to a new service provider, which may cause us to incur costs and service interruptions.
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
A significant percentage of our revenue is processed through credit cards and other online payments. If our refunds or chargebacks increase, our processors could require us to create reserves, increase fees or terminate their contracts with us, which would have an adverse effect on our financial condition. Our failure to limit fraudulent transactions conducted on our websites, such as the fraudulent sale of domains on our aftermarket platform using stolen account credentials and credit card numbers, could increase the number of refunds we have to process and could also subject us to liability and adversely impact our reputation. Under credit card association rules, penalties may be imposed at the discretion of the association for inadequate fraud protection or excessive chargebacks. Any such potential penalties would be imposed on our credit card processor by the association. Under our contracts with our payment processors, we are required to reimburse them for such penalties. However, we face the risk that we may fail to maintain an adequate level of fraud protection or chargebacks and that one or more credit card associations or other processors may, at any time, assess penalties against us or terminate our ability to accept credit card payments or other forms of online payments from customers, which would have a material adverse effect on our business, financial condition and operating results. In addition, as we expand our presence in commerce through our GoDaddy Payments products and services, we face additional risks in payment processing due to customer screening, customer related fraud, hardware failures and servicing, manufacturing costs, the procurement of hardware parts and materials, and risks associated with the interface of our hardware products with third-party mobile devices.
We could also incur significant fines or lose our ability to give customers the option of using credit cards to pay for our products if we fail to follow payment card industry data security standards, even if there is no compromise of the cardholder information covered by these standards. Although we are in compliance with payment card industry data security standards, it is possible that evolving cybersecurity threats may impact our ability to protect cardholder data which could result in fines or could otherwise impact our financial condition, or certain of our products could be suspended, which would cause us to be unable to process payments using credit cards. If we are unable to accept credit card payments, our business, financial condition and operating results may be adversely affected.
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
•actual or perceived cyber attacks, security breaches or other incidents;
•systems, data center and Internet failures, breaches and service interruptions;
•actions by foreign governments that reduce access to the Internet for their citizens;
•changes in U.S. or foreign regulations, such as the California Consumer Privacy Act (as amended by the California Privacy Rights Act, the CCPA), the E.U. General Data Protection Regulation (the GDPR) and, following the UK's withdrawal from the E.U., the UK General Data Protection Regulation (the UK GDPR), that could impact one or more of our product offerings or changes to regulatory bodies, such as ICANN, as well as increased regulation by governments or multi-governmental organizations, such as the International Telecommunication Union, a specialized agency of the United Nations or the E.U., that could affect our business and our industry;
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
We may release guidance in our quarterly earnings conference calls, quarterly earnings releases, or otherwise, based on predictions by management, which are necessarily speculative in nature. Our guidance may vary materially from actual results for a variety of reasons. If our revenue, bookings or other operating results, or the rate of growth of our revenue, bookings or operating results, fall below the expectations of our investors or securities analysts, or below any forecasts or guidance we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met our own or other publicly stated financial forecasts. Our failure to meet our own or other publicly stated financial forecasts, or failure to meet securities analyst or investor expectations even when we meet our own forecasts, could cause our stock price to decline and expose us to lawsuits, including securities class action suits. Such litigation could impose substantial costs and divert management's attention and resources.
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
We may need to raise funds in the future to, among other things, develop new technologies, expand our business, respond to competitive pressures, refinance our existing indebtedness and make acquisitions or other strategic arrangements. We may try to raise additional funds through public or private financings, strategic relationships or other arrangements or by refinancing our existing indebtedness.
Our ability to obtain any financing will depend on a number of factors, such as market conditions, our operating performance, investor interest and, in the case of debt financing, our then-current debt levels, expected debt amortization, interest rates and our credit rating. Volatility in the credit markets, including the U.S. Federal Reserve Bank's actions and implementation of higher interest rates to combat inflation in the U.S., may have an adverse effect on our ability to obtain debt financing. Our credit rating may also be affected by our liquidity, financial results, economic risk or other factors, which may increase the cost of future financings. Any additional financing may not be available to us on acceptable terms or at all. If financing is not available, we may be required to reduce expenditures, including curtailing our growth strategies, forgoing acquisitions or reducing our product development efforts. If we succeed in raising additional funds through the issuance of equity or equity-linked securities, then existing stockholders could experience substantial dilution. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences and privileges senior to those of the holders of our Class A common stock. In addition, any such issuance could subject us to restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital, respond to competitive pressures and pursue business opportunities, including potential acquisitions. Further, to the extent we incur additional indebtedness or such other obligations, the risks associated with our significant debt described below, including our possible inability to service our debt, would increase. Additionally, events and circumstances may occur that would cause us to not be able to satisfy applicable draw-down conditions and utilize our revolving line of credit. Although the agreements governing our indebtedness contain restrictions on our incurrence of additional indebtedness and entry into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions, and we may choose to amend such agreements and the applicable restrictions from time to time (with the consent of the requisite lenders or holders), which may allow us to incur additional indebtedness that could be substantial.
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
We are subject to income taxes in the U.S. and various foreign jurisdictions, and our domestic and international tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Significant judgment is required in determining our global provision for income taxes, deferred tax assets (DTAs) or liabilities (DTLs) and in evaluating our tax positions worldwide. While we believe our tax positions are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible these positions may be contested or overturned by jurisdictional tax authorities, which may have a significant impact on our global provision for income taxes. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of existing laws are issued or applied. Numerous countries have agreed to a statement in support of the Organization for Economic Co-operation and Development (OECD) model rules that propose a global minimum tax rate of 15% for companies with revenue above €750 million, calculated on a country-by-country basis, and E.U. member states have agreed to implement the global minimum tax. Certain countries have enacted or are expected to enact legislation to be effective in 2024, with widespread implementation of a global minimum tax expected by 2025. We are unable to predict when and how such rules will be enacted into law in these countries; however, it is possible that the implementation of relevant legislation could have a material effect on our liability for taxes. We will continue to monitor pending legislation and implementation by individual countries and evaluate the potential impact on our business in future periods.
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
We may incur significant additional indebtedness in the future. Although the agreements governing our indebtedness contain restrictions on our incurrence of additional indebtedness and entry into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions, and, from time to time, we may choose to amend such agreements and the applicable restrictions (with the consent of the requisite parties thereto), which may allow us to incur additional indebtedness, which could be substantial. In addition, these restrictions also do not prevent us from incurring certain obligations, such as trade payables.
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
Legal and Regulatory Risks
Laws, regulations, policies or claims concerning the domain name registration system and the Internet in general, and industry reactions to those policies or claims, may cause instability in the industry and disrupt our business.
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
Additionally, we continue to face the following possibilities:
•the structure and accountability mechanisms contained in the Bylaws for ICANN, as amended on November 17, 2023, are not fully tested, which may result in ICANN not being accountable to its stakeholders and unable to make, implement or enforce its policies;
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
•international regulatory or governing bodies, such as the International Telecommunication Union, a specialized agency of the United Nations, or the E.U., may gain increased influence over the management and regulation of the domain name registration system, leading to increased regulation in areas such as taxation, privacy, data protection, cybersecurity and the monitoring of our customers' hosted content;
•ICANN or any TLD operators may implement policy changes impacting our ability to run our current business practices throughout the various stages of the lifecycle of a domain name;
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

•ICANN, TLD operators, governments and governmental authorities may impose requirements for verification of domain name registrant information that are inconsistent with our current business practices or that result in inconsistency among industry participants;
•ICANN, TLD operators, governments and governmental authorities may impose requirements for, or prohibit, the registration of domain names containing certain words or phrases;
•some governments and governmental authorities outside the U.S. have in the past disagreed, and may in the future disagree, with the actions, policies or programs of ICANN and TLD operators relating to the DNS, which could fragment the single, unitary Internet into a loosely-connected group of one or more networks, each with different rules, policies and operating protocols;
•multi-party review panels established by ICANN's bylaws may take positions unfavorable to our business; and
•changes in ICANN leadership could introduce uncertainty that could delay or postpone programs, such as the next round of new generic TLD (gTLD) applications, and that could have a material impact on our business.
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
In addition, due to changes in privacy and data protection laws and regulations around the world, ICANN and its stakeholders have modified their policies, procedures and contracts related to how registrars collect, store, transmit, publish or otherwise process the personal information of domain name registrants in publicly accessible WHOIS directories. We continue to work with ICANN and our industry counterparts to reconcile conflicts and inconsistencies with such laws and regulations. If ICANN is unable to maintain policies, procedures and contracts consistent with applicable privacy and data protection laws and regulations, our efforts to comply with applicable laws may cause us to violate our existing ICANN contractual obligations. As a result, we could experience difficulties in selling domain name registrations and keeping our existing customer domain names under management, which could have a material adverse effect on our operations and revenue.
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
Our competitive position depends in part on our ability to gain access to these new TLDs. A significant portion of our business relies on our ability to sell domain name registrations to our customers, and any limitations on our access to newly created TLDs could adversely impact our ability to sell domain name registrations to customers, and thus could adversely impact our business. Furthermore, GoDaddy Registry is also impacted by delays of future gTLD application rounds. Although we expect to continue to sell and pursue operator rights for new gTLDs as they are introduced, our ability to obtain these rights, gain contracts to provide backend registry services, or sell new domain name registrations to our customers may be adversely impacted if the Expansion Program does not continue. In addition, if a new application round of the Expansion Program is not opened in the future, the reputation of the industry and our business and the financial and operational aspects of our business may be harmed.
The relevant domain name registry and ICANN impose a charge upon each registrar for the administration of each domain name registration. If these fees increase, it would have a significant impact upon our operating results.
Each registry typically imposes a fee in association with the registration of each domain name. For example, VeriSign, the registry for .com and .net, has a current list price of $9.59 annually for each .com registration, and ICANN currently charges $0.18 annually for most domain names registered in the gTLDs falling within its purview. In 2016, VeriSign and ICANN agreed that VeriSign would continue to be the exclusive registry for the .com gTLD through November 2024, and such agreement should be renewed upon the expiration of its terms unless certain conditions are not met. In 2018, VeriSign and the U.S. Department of Commerce agreed to extend their Cooperative Agreement through 2024, with an automatic six-year renewal, unless the U.S. Department of Commerce provides sufficient notice of non-renewal. As part of that extension, VeriSign has the right to raise .com wholesale prices up to 7% (per registration year) each year starting in November 2020, subject to ICANN's approval. In March

2020, VeriSign and ICANN amended the .com registry agreement to allow fees to be increased to no more than $10.26 annually for each .com registration. VeriSign has increased such fees in recent years and in February 2024, VeriSign announced it would increase the annual registry-level wholesale fee for new and renewal .com domain name registrations from $9.59 to $10.26, effective September 1, 2024. If fees continue to increase, costs to our customers could be higher, which could have an adverse impact on our results of operations. We have no control over ICANN, VeriSign or other domain name registries and cannot predict their future fee structures.
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
We are subject to governmental regulation and other legal obligations related to, among other things, privacy, data protection, cybersecurity and content moderation. Our failure to comply with these or any future laws, regulations or obligations could subject us to sanctions and damages and could harm our reputation and business.
We collect, receive, store, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, share and otherwise process personal, sensitive, proprietary and confidential information necessary to provide our products and services, to operate our business, for legal and marketing purposes, and for other business-related purposes. As such, we are subject to laws and regulations in the U.S. and internationally relating to privacy, data protection, cybersecurity and content moderation. These laws and regulations may be interpreted and applied inconsistently from one jurisdiction to another and may conflict with one another, with other regulatory requirements, or with our own internal policies and procedures. Any failure or perceived failure by us to comply with U.S. or international laws and regulations (or our own internal policies and procedures, including those based on industry standards) may result in governmental enforcement actions, litigation, fines and penalties, reputational harm and could cause our customers to lose trust in us, which could have an adverse effect on our business.
The regulatory environment applicable to the processing of personal information, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face enforcement actions by data protection authorities. Any such enforcement actions could result in substantial costs, a diversion of resources, and a distraction of management’s and technical personnel's time and attention, each of which could negatively affect our business, operating results and financial condition. For example, the GDPR and the UK GDPR have broad extraterritorial effects on companies established outside the European Economic Area (EEA), with stringent requirements for processors and controllers of personal data. Non-compliance with the GDPR and the UK GDPR can trigger fines of up to the greater of €20 million (or GBP 17.5 million under the UK GDPR) or 4% of global annual revenues. While the GDPR and the UK GDPR remain substantially similar for the time being, the UK government has announced that it is seeking to chart its own path on data protection and reform its relevant laws, including in ways that may differ from the GDPR. In the U.S., at the federal level, we are subject to, among other things, various rules and regulations, including those promulgated under the authority of the FTC, which regulates unfair or deceptive acts or practices (including with respect to privacy, data protection and cybersecurity), and the U.S. Congress is also considering, and may in the future consider, various proposals for privacy, data protection and cybersecurity legislation and regulation. At the state level, the CCPA provides California residents with certain individual privacy rights and imposes privacy, data protection and cybersecurity obligations on covered companies, and a number of other states have enacted or are considering enacting, their own comprehensive privacy, data protection and cybersecurity laws. Additionally, laws in all 50 U.S. states require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a cyber attack, security breach or other cybersecurity incident.
Global developments in privacy, data protection, cybersecurity and content moderation regulation have changed and may continue to change some of the ways in which we, our sellers, our vendors and other third parties collect, store, transmit, or otherwise process personal, sensitive, proprietary or confidential information. These regulations have also created and will continue to create additional compliance obligations for us and our sellers, vendors, and other third parties. New cybersecurity laws and regulations may require us to incur additional costs and may negatively impact our business operations. For example, the E.U. member states are in the process of fully transposing into their respective national laws the NIS2 Directive, which concerns the cybersecurity of certain critical infrastructure sectors, including digital infrastructure. The particular requirements of the NIS2 Directive are uncertain but are expected to impose additional cybersecurity and other obligations on domain name registries and entities that provide domain name registration services, including those not established within the E.U., such as GoDaddy. These new requirements may result in our incurring significant additional costs to comply. In addition, any failure to comply could result in fines and negative publicity, which could cause reputational harm and damage to our business.
In addition, on October 19, 2022, the E.U. published the Digital Services Act (DSA) in its Official Journal. The DSA imposes new content moderation and notice obligations, advertising restrictions and other requirements on digital intermediaries, including providers of intermediary services, hosting services and online platforms, which cover certain products and services provided by GoDaddy and its affiliate brands operating within the E.U. Companies governed by the DSA were required to comply with its provisions beginning in the first quarter of 2024. Non-compliance with the DSA could result in fines of up to 6% of global annual revenues. In addition, we could be subject to litigation, enforcement actions or other claims alleging non-compliance with the DSA.
If our privacy, data protection or cybersecurity measures fail to comply with current or future laws, regulations, policies, legal obligations or industry standards, or are perceived to have done so, we have in the past been, and may be in the future, subject to litigation and/or regulatory investigations, and may incur fines or other liabilities, as well as negative publicity and a potential loss of business. Moreover, if future laws, regulations, other legal obligations or industry standards, or any changed interpretations of the foregoing, limit our customers' ability to collect, store, transmit, or otherwise process personal, sensitive, proprietary and confidential information, including payment card information, or our ability to collect, store, transmit, or otherwise process such information, demand for our products could decrease, our costs could increase and our business, operating results and financial condition could be harmed.
We are subject to governmental regulation and other legal obligations related to international transfers of personal data. Our failure to comply with these or any future laws, regulations or obligations could subject us to sanctions and damages and could harm our reputation and business.

Certain jurisdictions regulate international transfers of personal data. We have established processes for making data transfers consistent with the laws in the jurisdictions in which we operate.
We use Data Processing Addendums or other similar agreements for certain transfers of personal data from the E.U./EEA to other countries when required, including for transfers to the U.S. In addition, several of our companies also have self-certified their compliance with the E.U.-U.S. Data Privacy Framework relating to transfers of personal data.
Notwithstanding the measures described above relating to personal data transfers from the E.U./EEA to other countries (as well as measures we undertake to comply with the data transfer rules of the other jurisdictions where we operate), we may be unable to maintain appropriate means for our international transfer and receipt of personal data, including personal data from the E.U./EEA. Such means, including the E.U.-U.S. Data Privacy Framework, are subject to legal challenges and ultimately may be invalidated by the Court of Justice of the E.U. or other competent authorities. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators in various countries to apply different standards to the transfer of personal data from their country to other countries, and to block, or require ad hoc verification of measures taken with respect to certain data flows. We also may experience reluctance or refusal by current or prospective customers to use our products due to concerns over international data transfers, and we may find it necessary or desirable to make further changes to our handling of personal data of certain customers, including customers in the E.U./EEA.
The UK’s exit from the E.U. in January 2020 has created uncertainty regarding the regulation of data protection in the UK, including regulation of data transfers to and from the U.K. In June 2021, the European Commission adopted an adequacy decision for data transfers from the E.U. to the UK. Nevertheless, this adequacy decision may be revisited and it remains to be seen how the UK's withdrawal from the E.U. will impact the manner in which UK data protection laws or regulations will develop and how data transfers to and from the UK will be regulated and enforced by the UK Information Commissioner's Office, E.U. data protection authorities or other regulatory bodies in the longer term.
Moreover, jurisdictions where we do business, including India, require (or may in the future require) that certain data be maintained only in that jurisdiction or at least require a copy of the data be maintained in that jurisdiction. Such data localization laws and regulations may increase our overall data center operating costs by requiring duplicative local facilities, network infrastructure and personnel, and may increase the resources required to process governmental requests for access to such data. This may also increase our exposure to government requests for censorship and to data breaches in general. We continue to explore strategies to limit such risks, but cannot guarantee that our efforts will be successful.

If our privacy or cybersecurity measures fail to comply with current or future laws, regulations, policies, legal obligations or industry standards, or are perceived to have done so, we have in the past been, and may be in the future be, subject to litigation and/or regulatory investigations (including the FTC investigation discussed above), and may incur fines or other liabilities, as well as negative publicity and a potential loss of business. Moreover, if future laws, regulations, other legal obligations or industry standards, or any changed interpretations of the foregoing, limit our customers' ability to use and share personal information, including payment card information, or our ability to store, process and share such personal information or other data, demand for our products could decrease, our costs could increase and our business, operating results and financial condition could be harmed.
Activities of customers or the content of their websites could damage our reputation and brand or harm our business and financial results.
As a result of the products and services we offer, we may be subject to liability and negative publicity due to our customers' activities on or in connection with their domain names, their websites or the data they store on our servers. In addition, as we expand our social media management and professional web services, we may be subject to liability for content we create on behalf of our customers. Although our terms of service prohibit the illegal use of our products by our customers and permit us to take down or suspend websites or take other appropriate actions in response to illegal uses (among other reasons), customers may nonetheless engage in prohibited activities or upload or store content on our products in violation of applicable law, our agreement or policies, or the customer's own policies, which could subject us to liability. Furthermore, our reputation and brand may be negatively impacted by customer actions and website content that are deemed hostile, offensive or inappropriate. We do not proactively monitor or review the appropriateness of the domain names our customers register or the content of their websites, and we do not have control over customer activities. The safeguards we have in place may not be sufficient to avoid harm to our reputation and brand, especially if such hostile, offensive or inappropriate customer content is high profile or misinterpreted as content supported by us.
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
Our products depend on the ability of our customers to access the Internet. Currently, this access is provided by companies having significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies and government-owned service providers. Some of these providers can take measures including legal actions, which could degrade, disrupt or increase the cost of user access to certain of our products by restricting or prohibiting the use of their infrastructure to support our offerings, charging increased fees to our users to provide our offerings, or regulating online speech. In some jurisdictions, such as China, our products and services may be subject to government-initiated restrictions, fees or blockages. Such interference could result in a loss of existing users, advertisers and goodwill or increased costs, or could impair our ability to attract new users, thereby harming our revenue and growth. Moreover, the adoption of any laws or regulations adversely affecting the growth, popularity or use of the Internet, including laws impacting Internet neutrality, could decrease the demand for our products and increase our operating costs. The legislative and regulatory landscape regarding the regulation of the Internet and, in particular, Internet neutrality, in the U.S. is subject to uncertainty.
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
In addition to intellectual property claims, we are also involved in other types of litigation and claims, including claims relating to commercial disputes, consumer protection and employment, such as harassment. For example, we have faced or continue to face claims related to the Fair Labor Standards Act, the Telephone Consumer Protection Act, and the Americans with Disabilities Act (and similar federal, state and international consumer protection statutes, including the Brazil Consumer Protection Code). We have also faced putative class action lawsuits, including lawsuits alleging violations of the Telephone Consumer Protection Act and the Arizona Consumer Fraud Act. Class action plaintiffs in particular often seek substantial statutory damages and attorneys' fees, and demand changes to our products, features or business practices. Although the results of any such current or future litigation, regardless of the underlying nature of the claims, cannot be predicted with certainty, the final outcome of any current or future claims or lawsuits we face could adversely affect our business, financial condition and results of operations. Any negative outcome from claims or litigation, including settlements, could result in payment of substantial monetary damages or fines, attorneys' fees or costly and significant and undesirable changes to our products, features, marketing efforts or business practices. As we have expanded our international business, we have experienced an increase in litigation occurring outside of the U.S., due in part to consumer-friendly laws and regulations in certain countries and legal systems with limited experience with claims related to the domain industry. Defending such litigation is costly and time consuming. The outcome of such litigation may not be the same as similar litigation in the U.S., which may have an adverse effect on our business, financial condition and results of operations. Further, claims or litigation brought against our customers or business partners may subject us to indemnification obligations or obligations to refund fees to, and adversely affect our relationships with, our customers or business partners. Such indemnification or refund obligations or litigation judgments or settlements that result in the payment of substantial monetary damages, fines and attorneys' fees may not be sufficiently covered by our insurance policies, if at all.
In addition, during the course of any litigation, regardless of its nature, there could be public announcements of the results of hearings, motions, preliminary rulings or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the trading price of our Class A common stock. Regardless of the merit of claims asserted against us, claims are generally time-consuming and costly to evaluate and defend, and can impose a significant burden on management and employees. Further, because of the substantial amount of discovery required in connection with litigation, there is a risk that some of our confidential business or other proprietary information could be compromised by disclosure.
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
As of June 30, 2024, we had 367 issued patents in the U.S. and other countries covering various aspects of our product offerings. Additionally, as of June 30, 2024, we had 12 pending U.S. and international patent applications and intend to file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations or in certain jurisdictions, and may choose to abandon patents that are no longer of strategic value to us, in each case even if those innovations have financial value to us. In addition, under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative processes or litigation. In addition, issuance of a patent does not assure that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.
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

As of June 30, 2024, we had 589 registered and 59 pending trademarks in jurisdictions including the U.S., E.U., UK, China and Germany; we have also filed a trademark application for GoDaddy Airo™. We have also registered, or applied to register, the trademarks associated with several of our leading brands in the U.S. and in certain other countries, including for our logo launched in January 2020, the "Go." Competitors and others may have adopted, and in the future may adopt, tag lines or service or product names similar to ours, which could impede our ability to build our brands' identities and possibly lead to confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered and common law trademarks or trademarks incorporating variations of the terms or designs of one or more of our trademarks and opposition filings made when we apply to register our trademarks.
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
Our payments-related operations, including GoDaddy Payments, are subject to various laws, regulations, and restrictions. Our failure to comply with such rules, regulations, and restrictions regarding our payments-related operations or properly manage the risks inherent to such operations could materially harm our business.
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
GoDaddy Payments offers payment processing and other payments products and services to our customers. We have programs to vet and monitor these customers, their GoDaddy Payments' accounts, and the transactions we process for them as part of our risk management efforts, but such programs require continuous improvement and may not be effective in detecting and preventing fraud and illegitimate transactions. When GoDaddy Payments' payments services are used to process illegitimate transactions, and we settle those funds to customers and are unable to recover them, we suffer losses and liability. As a greater number of sellers, including customers with larger sale volumes, use GoDaddy Payments' services, our exposure to material losses from a single seller, or from a small number of sellers, will increase.
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
In recent years, shareholder activists have become involved in numerous public companies. Shareholder activists frequently propose to involve themselves in the governance, strategic direction and operations of companies, including companies' efforts regarding environmental, sustainability and governance standards. In the past we have been subject to, and may become subject to in the future, shareholder activity and demands. Responding to actions by activist shareholders, such as requests for special meetings, potential nominations of candidates for election to our board of directors, requests to pursue a strategic combination or other transaction, or other special requests may disrupt our business and divert the attention of management and employees. In addition, any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, be exploited by our competitors, cause concern to our current or potential customers and make it more difficult to attract and retain qualified personnel and business partners, any of which could negatively impact our business. Shareholder activism could result in substantial costs. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals of our business.
Our share price may be volatile, and you may lose all or part of your investment.
The trading price of our Class A common stock has in the past been, and is likely to continue to be, highly volatile and these fluctuations could cause you to lose all or part of your investment in our common stock. Since shares of our Class A common stock were sold in our initial public offering in April 2015 at a price of $20.00 per share, the reported high and low sales prices of our Class A common stock have ranged from $21.04 to $148.71 per share through July 26, 2024. Factors that may cause the market price of our Class A common stock to fluctuate include:
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
•actual or perceived cyber attacks, security breaches or other cybersecurity incidents;
•litigation involving us, our industry or both;
•regulatory developments in the U.S., foreign countries or both;
•general economic conditions and trends;
•the commencement or termination of any share repurchase program;

•new laws, regulations, other legal obligations or industry standards, or any modifications to, or new interpretations of, existing laws, regulations, other legal obligations or industry standards applicable to our business;
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
In the past, our board of directors has approved the repurchase of shares of our Class A common stock. In August 2023, our board of directors approved the repurchase of up to an additional $1,000.0 million of our Class A common stock. Such approval was in addition to the amount remaining available for repurchases under prior approvals of our board of directors, such that our total approved authority under the program is $4,000.0 million of shares of our Class A common stock through 2025. Under this or any other future share repurchase programs, we may make share repurchases through a variety of methods, including open market share purchases, accelerated share repurchase programs, block transactions or privately negotiated transactions, in accordance with applicable federal securities laws. During the six months ended June 30, 2024, we repurchased shares of our Class A common stock in the open market, which were retired upon repurchase, for an aggregate purchase price of $404.2 million. Of the $4,000.0 million authorized for repurchase, we have repurchased shares representing a cumulative total of $2,968.7 million and as of June 30, 2024, we had $1,031.3 million of remaining authorization available for repurchases. Future share repurchase programs may have no time limit, may not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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

We have drafted documentation to respond to and have developed a comprehensive plan to remediate the material weakness as soon as possible. However, we may not be successful in remediating this material weakness in the near-term, or at all, or we may not be able to identify and remediate any additional control deficiency, including any material weakness, that may arise in the future. If we fail to remediate the material weakness or any future deficiencies or fail to otherwise maintain the adequacy of our internal controls, that could result in a restatement of our financial statements for prior periods, a decline in the market price of our stock, one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits, or other adverse actions requiring us to incur defense costs or pay fines, settlements, or judgments. Refer to Part I, Item 4 for further details of this material weakness and our remediation efforts.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Information regarding share repurchases is also provided in Note 4 to our financial statements included in Part 1, Item 1 of this Quarterly Report and is incorporated herein by reference. Share repurchases during the three months ended June 30, 2024 were as follows:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs (in millions)
April 1 - April 30	1,600	$123.74	1,600
May 1 - May 31	428	$126.91	428
June 1 - June 30	30	$142.05	30
Total	2,058		2,058	$1,031.3
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
On May 29, 2024, Mark McCaffrey, Chief Financial Officer, adopted a 10b5-1 trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 10b5-1 trading plan provides for the sale of an aggregate of 22,000 shares of the company's Class A common stock between August 2024 and August 2025.

On June 10, 2024, Nick Daddario, Chief Accounting Officer, adopted a 10b5-1 trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 10b5-1 trading plan provides for the sale of an aggregate of 2,976 shares of the company's Class A common stock between September 2024 and September 2025.

On June 10, 2024, Roger Chen, Chief Operating Officer, adopted a 10b5-1 trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 10b5-1 trading plan provides for the sale of an aggregate of 13,000 shares of the company's Class A common stock between September 2024 and September 2025.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1+	GoDaddy Inc. 2024 Omnibus Incentive Plan	8-K	001-36904	10.1+	6/7/2024
10.2+*	Form of GoDaddy Inc. 2024 Omnibus Incentive Plan PSU Grant Notice and PSU Agreement
10.3+*	Form of GoDaddy Inc. 2024 Omnibus Incentive Plan RSU Grant Notice and RSU Agreement
10.4+	GoDaddy Inc. 2024 Employee Stock Purchase Plan	8-K	001-36904	10.2+	6/7/2024
10.5	Eleventh Amendment to the Second Amended and Restated Credit Agreement by and among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, LLC, the lending institutions from time to time party thereto and Royal Bank of Canada, effective as of May 31, 2024	8-K	001-36904	10.1	5/31/2024
10.6	Form of Indemnification Agreement between GoDaddy Inc. and its directors and officers	8-K	001-36904	10.1	6/27/2024
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	The certifications attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of GoDaddy Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GODADDY INC.

Date:	August 1, 2024	/s/ Mark McCaffrey
Mark McCaffrey
Chief Financial Officer