Form 10-Q
period 2024-09-30
GoDaddy Inc.
filed 2024-10-31
CIK 1609711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                         ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒
As of October 25, 2024, there were 140,391,395 shares outstanding of GoDaddy Inc.'s Class A common stock, $0.001 par value per share.

GoDaddy Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2024

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this Quarterly Report), including the sections titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors," contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), involving substantial risks and uncertainties. The words "believe," "may," "will," "potentially," "plan," "could," "should," "predict," "ongoing," "estimate," "continue," "anticipate," "intend," "project," "expect," "seek," or the negative of these words, or terms or similar expressions conveying uncertainty of future events or outcomes, or that concern our expectations, strategy, plans or intentions, are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated, or expected. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements discussed under the heading "Risk Factors" in Part II, Item 1A, and in our publicly available filings and press releases. These statements include, among other things, those regarding:
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
You should not rely upon forward-looking statements as predictions of future events. Although we believe the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee the future results, levels of activity, performance or events and circumstances described in the forward-looking statements will be achieved or occur. Neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements for any reason after the date of this Quarterly Report to conform such statements to actual results or to changes in our expectations, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Investors and others should note that we use our Investor Relations website (https://investors.godaddy.net) as a means of disclosing material financial information. Accordingly, investors should monitor our Investor Relations website, in addition to following press releases, Securities and Exchange Commission filings, public conference calls and webcasts.
Unless expressly indicated or the context suggests otherwise, references to "GoDaddy," "company," "we," "us" and "our" refer to GoDaddy Inc. and its consolidated subsidiaries, including Desert Newco, LLC and its subsidiaries (Desert Newco).
iii

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
GoDaddy Inc.
Consolidated Balance Sheets (unaudited)
(In millions, except shares in thousands and per share amounts)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$767.1	$458.8
Short-term investments	—	40.0
Accounts and other receivables	90.7	76.6
Registry deposits	42.3	37.3
Prepaid domain name registry fees	490.3	466.0
Prepaid expenses and other current assets	163.8	177.2
Total current assets	1,554.2	1,255.9
Property and equipment, net	155.8	185.3
Operating lease assets	56.4	60.8
Prepaid domain name registry fees, net of current portion	225.7	209.0
Goodwill	3,594.0	3,569.3
Intangible assets, net	1,091.2	1,158.6
Deferred tax assets	1,219.0	1,020.4
Other assets	100.9	105.6
Total assets	$7,997.2	$7,564.9
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$73.7	$148.1
Accrued expenses and other current liabilities	438.2	442.2
Deferred revenue	2,256.1	2,074.9
Long-term debt	16.5	17.9
Total current liabilities	2,784.5	2,683.1
Deferred revenue, net of current portion	881.3	802.4
Long-term debt, net of current portion	3,783.6	3,798.5
Operating lease liabilities, net of current portion	83.5	90.2
Other long-term liabilities	84.4	90.7
Deferred tax liabilities	23.2	37.8
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value - 50,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value - 1,000,000 shares authorized; 140,349 and 142,051 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	0.1	0.1
Class B common stock, $0.001 par value - 500,000 shares authorized; none and 259 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	2,519.0	2,271.6
Accumulated deficit	(2,252.6)	(2,320.7)
Accumulated other comprehensive income	90.2	111.2
Total stockholders' equity	356.7	62.2
Total liabilities and stockholders' equity	$7,997.2	$7,564.9
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Operations (unaudited)
(In millions, except shares in thousands and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Applications and commerce	$423.1	$363.3	$1,211.8	$1,053.0
Core platform	724.5	706.4	2,168.8	2,100.8
Total revenue	1,147.6	1,069.7	3,380.6	3,153.8
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	407.4	396.9	1,230.2	1,171.4
Technology and development	205.1	201.6	613.9	635.8
Marketing and advertising	84.4	86.4	265.1	268.3
Customer care	68.9	75.7	218.6	230.2
General and administrative	94.8	91.6	282.1	278.4
Restructuring and other	0.4	9.8	29.7	79.6
Depreciation and amortization	32.8	40.6	103.1	132.6
Total costs and operating expenses	893.8	902.6	2,742.7	2,796.3
Operating income	253.8	167.1	637.9	357.5
Interest expense	(39.4)	(44.0)	(120.2)	(135.4)
Loss on debt extinguishment	—	(1.5)	(3.1)	(1.5)
Other income (expense), net	6.6	6.3	24.5	35.7
Income before income taxes	221.0	127.9	539.1	256.3
Benefit (provision) for income taxes	(30.5)	3.1	199.2	5.2
Net income	190.5	131.0	738.3	261.5
Less: net income attributable to non-controlling interests	—	0.3	—	0.6
Net income attributable to GoDaddy Inc.	$190.5	$130.7	$738.3	$260.9
Net income attributable to GoDaddy Inc. per share of Class A common stock:
Basic	$1.36	$0.90	$5.22	$1.73
Diluted	$1.32	$0.89	$5.09	$1.71
Weighted-average shares of Class A common stock outstanding:
Basic	140,523	145,484	141,437	150,614
Diluted	144,138	147,291	145,179	153,303
___________________________
(1) Costs and operating expenses include equity-based compensation expense as follows:
Cost of revenue	$0.3	$0.3	$0.6	$1.1
Technology and development	38.6	42.2	115.4	123.2
Marketing and advertising	7.7	7.1	22.9	21.0
Customer care	4.9	6.1	16.4	18.0
General and administrative	22.9	20.5	66.3	62.0
Restructuring and other	—	—	0.8	2.3
Total equity-based compensation expense	$74.4	$76.2	$222.4	$227.6
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$190.5	$131.0	$738.3	$261.5
Foreign exchange forward contracts gain (loss), net	(21.0)	8.7	(10.5)	(7.2)
Unrealized swap gain (loss), net(1)	(31.2)	7.8	(27.4)	2.0
Change in foreign currency translation adjustment	6.6	(9.9)	16.7	(3.9)
Comprehensive income	144.9	137.6	717.1	252.4
Less: comprehensive income attributable to non-controlling interests	—	0.3	—	0.6
Comprehensive income attributable to GoDaddy Inc.	$144.9	$137.3	$717.1	$251.8
___________________________
(1) Amounts are net of the tax effects reflected below:
Unrealized swap gain (loss), net	$(22.9)	$—	$(13.2)	$—
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Stockholders' Equity (Deficit) (unaudited)
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	142,051	$0.1	259	$—	$2,271.6	$(2,320.7)	$111.2	$62.2
Net income	—	—	—	—	—	401.5	—	401.5
Equity-based compensation, including amounts capitalized	—	—	—	—	72.3	—	—	72.3
Stock option exercises	80	—	—	—	2.1	—	—	2.1
Repurchases of Class A common stock(1)	(1,245)	—	—	—	—	(147.1)	—	(147.1)
Impact of derivatives, net	—	—	—	—	—	—	19.8	19.8
Change in foreign currency translation adjustment	—	—	—	—	—	—	3.8	3.8
Vesting of restricted stock units and other	1,543	—	(259)	—	(0.1)	0.1	0.2	0.2
Balance at March 31, 2024	142,429	0.1	—	—	2,345.9	(2,066.2)	135.0	414.8
Net income	—	—	—	—	—	146.3	—	146.3
Equity-based compensation, including amounts capitalized	—	—	—	—	76.8	—	—	76.8
Stock option exercises	46	—	—	—	1.8	—	—	1.8
Repurchases of Class A common stock(1)(2)	(2,058)	—	—	—	—	(502.8)	—	(502.8)
Issuance of Class A common stock under 2015 Employee Stock Purchase Plan (ESPP)	249	—	—	—	19.5	—	—	19.5
Impact of derivatives, net	—	—	—	—	—	—	(5.5)	(5.5)
Change in foreign currency translation adjustment	—	—	—	—	—	—	6.3	6.3
Vesting of restricted stock units and other	789	—	—	—	(0.1)	(0.1)	—	(0.2)
Balance at June 30, 2024	141,455	0.1	—	—	2,443.9	(2,422.8)	135.8	157.0
Net income	—	—	—	—	—	190.5	—	190.5
Equity-based compensation, including amounts capitalized	—	—	—	—	74.9	—	—	74.9
Stock option exercises	29	—	—	—	0.5	—	—	0.5
Repurchases of Class A common stock(1)(2)	(1,876)	—	—	—	—	(20.3)	—	(20.3)
Impact of derivatives, net	—	—	—	—	—	—	(52.2)	(52.2)
Change in foreign currency translation adjustment	—	—	—	—	—	—	6.6	6.6

GoDaddy Inc.
Consolidated Statements of Stockholders' Equity (Deficit) (unaudited) (continued)
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Vesting of restricted stock units and other	741	—	—	—	(0.3)	—	—	(0.3)
Balance at September 30, 2024	140,349	$0.1	$—	$—	$2,519.0	$(2,252.6)	$90.2	$356.7
_________________________________
(1)Includes a 1% excise tax on shares repurchased, net of the fair market value of new share issuances, of $1.4 million, $1.3 million, and $(0.5) million, for the three months ended September 30, 2024, June 30, 2024, and March 31, 2024, respectively.
(2)During the three months ended June 30, 2024, we entered into accelerated share repurchase agreements (ASRs) to repurchase shares of our Class A common stock, pursuant to which, an upfront payment of $245.0 million was made. No shares were initially received in connection with these ASRs. During the three months ended September 30, 2024, as further discussed in Note 4, the ASRs were settled in full with the delivery of 1,353 shares of Class A common stock for $188.9 million and a return of $56.1 million in cash of the upfront payment.

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

GoDaddy Inc.
Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net income	$738.3	$261.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103.1	132.6
Equity-based compensation expense	222.4	227.6
(Gain) loss on derivative instruments	6.7	(9.2)
Deferred taxes	(213.7)	(19.4)
Loss on dispositions	1.9	16.8
Other	29.7	37.4
Changes in operating assets and liabilities, net of amounts acquired:
Prepaid domain name registry fees	(40.3)	(47.3)
Accounts payable	(73.9)	6.2
Accrued expenses and other current liabilities	(15.7)	45.2
Deferred revenue	262.3	173.4
Other operating assets and liabilities	(73.6)	(74.9)
Net cash provided by operating activities	947.2	749.9
Investing activities
Maturities of short-term investments	40.0	—
Purchases of intangible assets	—	(35.4)
Net proceeds received from dispositions	8.1	12.4
Purchases of property and equipment	(12.2)	(38.0)
Other investing activities	—	(0.4)
Net cash provided by (used in) investing activities	35.9	(61.4)
Financing activities
Proceeds received from:
Issuance of term loans	2,752.3	1,759.9
Stock option exercises	4.4	9.6
Issuance of Class A common stock under ESPP	19.5	18.2
Payments made for:
Repurchases of Class A common stock	(668.1)	(1,133.2)
Repayment of long-term debt	(2,768.4)	(1,780.0)
Other financing obligations	(15.6)	(7.8)
Net cash used in financing activities	(675.9)	(1,133.3)
Effect of exchange rate changes on cash and cash equivalents	1.1	—
Net increase (decrease) in cash and cash equivalents	308.3	(444.8)
Cash and cash equivalents, beginning of period	458.8	774.0
Cash and cash equivalents, end of period	$767.1	$329.2

Cash paid during the period for:
Interest on long-term debt, including impact of interest rate swaps	$113.2	$128.3
Income taxes, net of refunds received	$16.8	$7.2
Amounts included in the measurement of operating lease liabilities	$29.9	$34.0
Supplemental disclosure of non-cash transactions
Operating lease assets obtained in exchange for operating lease liabilities	$11.5	$8.4
Accrued purchases of property and equipment at period end	$1.6	$1.0
Share repurchases not yet settled	$—	$17.9
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except shares in thousands and per share amounts)
1.    Organization and Background
Organization
We are the sole managing member of Desert Newco, LLC (Desert Newco), and as a result, we consolidate its financial results into the results and financial position of the Company. As of September 30, 2024, we owned 100% of Desert Newco.
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
2.    Summary of Significant Accounting Policies
Property and Equipment
Property and equipment, net by geography was as follows:

	September 30, 2024	December 31, 2023
U.S.	$131.4	$146.9
France	13.5	19.8
All other international	10.9	18.6
	$155.8	$185.3
No other international country represented more than 10% of property and equipment, net in any period presented.
Equity Investments
We hold investments in privately held equity securities, which are recorded in other assets with a carrying value of $53.1 million as of September 30, 2024 and December 31, 2023.
Revenue Recognition
Disaggregated Revenue
Revenue by major product type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
A&C	$423.1	$363.3	$1,211.8	$1,053.0
Core: domains	535.9	508.2	1,597.1	1,493.0
Core: other	188.6	198.2	571.7	607.8
	$1,147.6	$1,069.7	$3,380.6	$3,153.8
No single customer represented over 10% of our total revenue for any period presented.

Revenue by geography is based on the customer's billing address and was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
U.S.	$778.2	$724.2	$2,301.2	$2,126.6
International	369.4	345.5	1,079.4	1,027.2
	$1,147.6	$1,069.7	$3,380.6	$3,153.8
No single international country represented more than 10% of total revenue in any period presented.
See Note 7 for information regarding our deferred revenue.
Assets Recognized from Contract Costs
Fees paid to various registries at the inception of a domain registration or renewal represent costs to fulfill a contract. We capitalize and amortize these prepaid domain name registry fees to cost of revenue consistent with the pattern of transfer of the product to which the asset relates. Amortization expense of such assets was $200.3 million and $194.4 million for the three months ended September 30, 2024 and 2023, respectively, and was $589.9 million and $571.6 million for the nine months ended September 30, 2024 and 2023, respectively.
Restructuring and Other
Restructuring and other primarily represents: (i) charges related to restructuring activities undertaken to reduce future operating expenses and improve cash flows through a combination of reductions in force during the nine months ended September 30, 2024 and September 30, 2023 and the sale of certain assets and liabilities of our hosting business within our Core segment during the nine months ended September 30, 2023; (ii) charges incurred related to the abandonment of right-of-use assets associated with certain operating leases during the nine months ended September 30, 2024; and (iii) a charge related to the termination of a revenue sharing arrangement during the nine months ended September 30, 2023. See Note 13 for further discussion.
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

The following tables set forth our material assets and liabilities measured and recorded at fair value on a recurring basis:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Notice deposits	$100.0	$—	$—	$100.0
Commercial paper	—	39.7	—	39.7
Time deposits	100.0			100
Derivative assets	—	85.8	—	85.8
Total assets	$200.0	$125.5	$—	$325.5
Liabilities:
Derivative liabilities	$—	$56.6	$—	$56.6

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Commercial paper	$—	$39.6	$—	$39.6
Time deposits	40.0	—	—	40.0
Short-term investments:
Time deposits	40.0			40.0
Derivative assets	—	128.6	—	128.6
Total assets	$80.0	$168.2	$—	$248.2
Liabilities:
Derivative liabilities	$—	$46.4	$—	$46.4
We have no other material assets or liabilities measured at fair value on a recurring basis.
Recent Accounting Pronouncements
In November 2023, the Financial Standards Accounting Board (FASB) issued guidance to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective for the 2024 fiscal year and interim periods in fiscal year 2025, with early adoption permitted, and will be applied retrospectively for all periods presented. Adoption of this guidance will result in additional disclosures, but it will not impact our consolidated financial position, results of operations or cash flows.
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
3.    Goodwill and Intangible Assets
The following table summarizes changes in our goodwill balance by segment:

	A&C	Core	Total
Balance at December 31, 2023	$1,513.6	$2,055.7	$3,569.3
Impact of foreign currency translation	11.1	15.3	26.4
Less: goodwill related to disposition of a business	—	(1.7)	(1.7)
Balance at September 30, 2024	$1,524.7	$2,069.3	$3,594.0

Intangible assets, net are summarized as follows:

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	231.2	n/a	231.2
Contractual-based assets	292.7	n/a	292.7
Finite-lived intangible assets:
Customer-related	419.1	$(350.5)	68.6
Developed technology	240.3	(215.5)	24.8
Trade names and other	98.0	(69.1)	28.9
	$1,726.3	$(635.1)	$1,091.2

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	233.6	n/a	233.6
Contractual-based assets	292.7	n/a	292.7
Finite-lived intangible assets:
Customer-related	459.3	$(352.2)	107.1
Developed technology	246.8	(205.6)	41.2
Trade names and other	104.8	(65.8)	39.0
	$1,782.2	$(623.6)	$1,158.6
Amortization expense was $19.6 million and $24.0 million for the three months ended September 30, 2024 and 2023, respectively, and was $59.3 million and $82.8 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the weighted-average remaining amortization period for amortizable intangible assets was 19 months for customer-related, 16 months for developed technology and 38 months for trade names and other, and was 22 months in total.
Based on the balance of finite-lived intangible assets as of September 30, 2024, expected future amortization expense is as follows:

Year Ending December 31:
2024 (remainder of)	$19.7
2025	71.9
2026	23.3
2027	4.3
2028	1.9
Thereafter	1.2
$122.3

4.    Stockholders' Equity
Share Repurchases
Our board of directors has authorized a share repurchase program of up to $4,000.0 million. During the nine months ended September 30, 2024, we repurchased a total of 5,179 shares of our Class A common stock, which were retired upon repurchase, for an aggregate purchase price of $668.1 million. As of September 30, 2024, we had $767.4 million of remaining authorization available for repurchases.
During the three months ended June 30, 2024, we entered into accelerated share repurchase agreements (ASRs) to repurchase shares of our Class A common stock, pursuant to which, we made an upfront payment of $245.0 million. No shares were initially received in connection with these ASRs. The total number of shares ultimately delivered under each ASR, and therefore the average purchase price paid per share, were determined based on the volume weighted-average price of our stock during the applicable purchase period less an agreed upon discount and subject to a cap. During the three months ended September 30, 2024, the ASRs were settled in full with the delivery of 1,353 shares of Class A common stock for $188.9 million at an average price of $139.65 per share, and a partial repayment of the upfront payment resulting from the cap, in the amount of $56.1 million in cash. The shares received were retired at the time of delivery and the upfront payment was accounted for as an increase in accumulated deficit. The ASRs are forward contracts indexed to our Class A common stock and met all of the applicable criteria for equity classification, therefore, the ASRs were not accounted for as derivative instruments.
5.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2024	December 31, 2023
Derivative assets	$85.8	$128.6
Prepaid software and maintenance expenses	41.1	23.0
Other	36.9	25.6
	$163.8	$177.2
6.    Equity-Based Compensation Plans
Equity Plans
At our Annual Meeting of Stockholders on June 6, 2024 (the Annual Meeting), our stockholders approved the adoption of the GoDaddy Inc. 2024 Omnibus Incentive Plan (the 2024 Plan), which replaced our 2015 Equity Incentive Plan on a prospective basis. Under the 2024 Plan, we may grant shares of our Class A common stock in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, performance stock units and other stock- and cash-based awards. 9,085 shares of Class A common stock were initially reserved for issuance under the 2024 Plan. If any award granted under the 2024 Plan or the 2015 Equity Incentive Plan expires or is canceled, forfeited, or otherwise settled without the issuance of Class A common stock, the Class A common stock covered by such award will return to the pool of reserved shares for issuance and will be available for subsequent grants under the terms of the 2024 Plan.
At the Annual Meeting, our stockholders also approved the adoption of the GoDaddy Inc. 2024 Employee Stock Purchase Plan (the 2024 ESPP), which will replace the 2015 Employee Stock Purchase Plan with the first offering period commencing in November 2024 upon the completion of the then in effect offering period under the 2015 Employee Stock Purchase Plan, with any subsequent offering periods being administered under the 2024 ESPP for as long as it is in effect. Under the 2024 ESPP, 4,605 shares of our Class A common stock are reserved for issuance. The 2024 ESPP enables eligible employees to purchase our Class A common stock at a price per share equal to 85% of the fair market value of our Class A common stock on the first trading day of the offering period or the last trading day of the offering period, whichever is lower.

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
The following table summarizes stock option activity:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Exercise Price Per Share ($)
Outstanding at December 31, 2023	845	49.60
Exercised	(155)	28.73
Outstanding and vested at September 30, 2024	690	54.31
The following table summarizes stock award activity:

Number of Shares of Class A Common Stock (#)
Outstanding at December 31, 2023	6,257
Granted: RSUs	2,595
Granted: TSR-based PSUs	212
TSR-based PSU achievement above target	230
Vested	(3,073)
Forfeited	(581)
Outstanding at September 30, 2024(1)	5,640
_________________________________
(1)The balance of outstanding awards is comprised of the following:

	Number of Shares of Class A Common Stock (#)	Weighted-Average Grant-Date Fair Value Per Share ($)
RSUs	4,989	94.4
TSR-based PSUs	651	142.30
Outstanding at September 30, 2024	5,640
As of September 30, 2024, total unrecognized compensation expense related to non-vested equity grants was $423.6 million with an expected remaining weighted-average recognition period of 1.9 years.

7.    Deferred Revenue
Deferred revenue consisted of the following:

	September 30, 2024	December 31, 2023
Current:
A&C	$794.3	$683.8
Core	1,461.8	1,391.1
	$2,256.1	$2,074.9
Noncurrent:
A&C	$197.3	$173.5
Core	684.0	628.9
	$881.3	$802.4
The increase in deferred revenue was primarily driven by payments received in advance of satisfying our performance obligations, offset by $459.0 million and $1,885.4 million of revenue recognized during the three and nine months ended September 30, 2024, respectively, which was included in deferred revenue as of December 31, 2023. Deferred revenue as of September 30, 2024 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are expected to be satisfied, as follows:

	Remainder of 2024	2025	2026	2027	2028	Thereafter	Total

A&C	$326.6	$508.9	$113.6	$30.8	$7.1	$4.6	$991.6
Core	560.3	1,019.6	306.0	117.7	60.5	81.7	2,145.8
	$886.9	$1,528.5	$419.6	$148.5	$67.6	$86.3	$3,137.4
8.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Accrued payroll and employee benefits	$137.5	$143.6
Tax-related accruals	67.1	56.2
Derivative liabilities	56.6	46.4
Accrued legal and professional	33.1	39.7
Current portion of operating lease liabilities	28.1	29.1
Accrued marketing and advertising	15.7	12.3
Accrued interest	13.3	13.6
Accrued restructuring costs	0.9	7.4
Accrued acquisition-related expenses and acquisition consideration payable	—	15.0
Other	85.9	78.9
	$438.2	$442.2

9.    Long-Term Debt
Long-term debt consisted of the following:

	Maturity Date	September 30, 2024	December 31, 2023
2029 Term Loans (effective interest rate of 7.8% at September 30, 2024 and 8.4% at December 31, 2023)	November 10, 2029	$1,462.5	$1,752.3
2031 Term Loans (effective interest rate of 7.5% at September 30, 2024)	May 31, 2031	997.5	—
2027 Term Loans (effective interest rate of 7.4% at December 31, 2023)	August 10, 2027	—	723.8
2027 Senior Notes (effective interest rate of 5.5% at September 30, 2024 and 5.4% at December 31, 2023)	December 1, 2027	600.0	600.0
2029 Senior Notes (effective interest rate of 3.6% at September 30, 2024 and 3.6% at December 31, 2023)	March 1, 2029	800.0	800.0
Revolver	November 10, 2027	—	—
Total		3,860.0	3,876.1
Less: unamortized original issue discount and debt issuance costs(1)		(59.9)	(59.7)
Less: current portion of long-term debt		(16.5)	(17.9)
		$3,783.6	$3,798.5
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
As of September 30, 2024, we had $998.7 million available for borrowing under the Revolver as $1.3 million has been used to secure the issuance of standby letters of credit. We were not in violation of any covenants of the Credit Facility as of September 30, 2024.
Senior Notes
As described in our 2023 Form 10-K, we have completed two offerings of senior notes, Senior Notes due 2027 (the 2027 Senior Notes) and Senior Notes due in 2029 (the 2029 Senior Notes, and together with the 2027 Senior Notes, the Senior Notes). We were not in violation of any covenants of the Senior Notes as of September 30, 2024.

Fair Value
The estimated fair values of our long-term debt instruments are based on observable market prices for these instruments, which are traded in less active markets and therefore classified as Level 2 fair value measurements, and were as follows as of September 30, 2024:

2029 Term Loans	$1,462.3
2031 Term Loans	$996.3
2027 Senior Notes	$599.2
2029 Senior Notes	$751.5
Future Debt Maturities
Aggregate principal payments, exclusive of any unamortized original issue discount and debt issuance costs, due on long-term debt as of September 30, 2024 were as follows:

Year Ending December 31:
2024 (remainder of)	$6.2
2025	24.7
2026	24.7
2027	624.7
2028	24.7
Thereafter	3,155.0
$3,860.0
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

The following table summarizes our outstanding derivative instruments on a gross basis, all of which are considered Level 2 financial instruments:

	Notional Amount		Fair Value of Derivative Assets(2)		Fair Value of Derivative Liabilities(2)
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Cash flow hedges:
Foreign exchange forward contracts	$731.6	$592.1	$0.4	$1.4	$18.3	$14.7
Cross-currency swaps(1)	561.2	560.8	—	—	16.8	13.9
Interest rate swaps	1,944.2	1,959.7	85.4	127.2	—	—
Net investment hedges:
Cross-currency swaps(1)	719.3	718.8	—	—	21.5	17.8
Total hedges	$3,956.3	$3,831.4	$85.8	$128.6	$56.6	$46.4
_________________________________
(1)The notional values of the cross-currency swaps have been translated from Euros to U.S. dollars at the foreign currency rates in effect of approximately 1.11 and 1.10 as of September 30, 2024 and December 31, 2023, respectively.
(2)In our balance sheets, all derivative assets are recorded within prepaid expenses and other current assets and all derivative liabilities are recorded within accrued expenses and other current liabilities.
The following table summarizes the effect of our hedging relationships on accumulated other comprehensive income (AOCI):

	Unrealized Gains (Losses) Recognized in Other Comprehensive Income
	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Cash flow hedges:
Foreign exchange forward contracts(1)	$(21.0)	$8.7	$(10.5)	$(7.2)
Cross-currency swaps	3.8	(7.8)	1.6	(12.4)
Interest rate swaps	(57.9)	15.6	(42.2)	14.4
Net investment hedges:
Cross-currency swaps	(22.7)	12.3	(3.7)	(7.0)
Total hedges	$(97.8)	$28.8	$(54.8)	$(12.2)
_________________________________
(1)Amounts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.

The following tables summarize the locations and amounts of gains (losses) recognized within earnings related to our hedging relationships:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Cash flow hedges:
Foreign exchange forward contracts:
Reclassified from AOCI into income	$0.7	$—	$—	$3.8	$—	$—
Cross-currency swaps:
Reclassified from AOCI into income(1)	—	2.3	(21.0)	—	2.4	17.4
Interest rate swaps:
Reclassified from AOCI into income	—	18.0	—	—	17.8	—
Net investment hedges:
Cross-currency swaps:
Reclassified from AOCI into income	—	3.1	—	—	3.1	—
Total hedges	$0.7	$23.4	$(21.0)	$3.8	$23.3	$17.4
_________________________________
(1)The amounts reflected in other income (expense), net include $21.1 million and $(17.4) million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by cross-currency swaps during the three months ended September 30, 2024 and 2023, respectively.

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Cash flow hedges:
Foreign exchange forward contracts:
Reclassified from AOCI into income	$3.6	$—	$—	$13.5	$—	$—
Cross-currency swaps:
Reclassified from AOCI into income(1)	—	7.2	(4.8)	—	7.2	6.8
Interest rate swaps:
Reclassified from AOCI into income	—	54.7	—	—	48.3	—
Net investment hedges:
Cross-currency swaps:
Reclassified from AOCI into income	—	9.4	—	—	9.4	—
Total hedges	$3.6	$71.3	$(4.8)	$13.5	$64.9	$6.8
_________________________________
(1)The amounts reflected in other income (expense), net include $4.6 million and $(6.9) million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by cross-currency swaps during the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, we estimate that $82.7 million of net deferred gains related to our designated hedges will be recognized in earnings over the next 12 months. No amounts have been excluded from our hedge effectiveness testing.

Risk Management Strategies
Foreign Exchange Forward Contracts
From time-to-time, we may enter into foreign exchange forward contracts with financial institutions to hedge certain forecasted sales transactions denominated in foreign currencies. We designate these forward contracts as cash flow hedges, which are recognized as either assets or liabilities at fair value. At September 30, 2024, all such contracts had maturities of 24 months or less.
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
11.     Leases
Our operating leases primarily consist of office and data center space expiring at various dates through October 2034. Certain leases include options to renew or terminate at our discretion. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of September 30, 2024, operating leases have a remaining weighted-average lease term of 6.3 years and our operating lease liabilities were measured using a weighted-average discount rate of 5.5%.

The components of operating lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating lease costs	$6.3	$8.9	$20.8	$28.3
Variable lease costs	4.2	3.6	11	11.2
Sublease income	(2.6)	(3.6)	(7.3)	(8.1)
Total net lease cost	$7.9	$8.9	$24.5	$31.4
During the nine months ended September 30, 2024, we recognized $5.7 million of expense related to the abandonment of certain operating leases, which is included within restructuring and other and excluded from the table above.
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
Our accrual for estimated indirect tax liabilities was $28.0 million and $23.6 million as of September 30, 2024 and December 31, 2023, respectively, reflecting our best estimate of the probable liability based on an analysis of our business activities, revenues subject to indirect taxes and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation or settlements could be materially different than the amounts established for indirect tax contingencies.
13.    Restructuring and Other Charges and Disposition of Businesses and Related Assets
During the nine months ended September 30, 2024, we implemented restructuring activities to further reduce operating expenses and improve cash flows through a reduction in force, which impacted approximately 275 employees. In conjunction with these restructuring activities, we recognized $17.0 million of pre-tax restructuring charges in our statement of operations related to severance, employee benefits and equity-based compensation during the nine months ended September 30, 2024. No pre-tax restructuring charges were recognized during the three months ended September 30, 2024. Of the $17.0 million of pre-tax restructuring charges recognized during the nine months ended September 30, 2024, $6.3 million and $9.9 million were recognized within our A&C and Core segments, respectively, and $0.8 million was recognized as corporate overhead.
Cash payments of $5.2 million and $15.3 million related to the restructuring activities described above were made during the three and nine months ended September 30, 2024, respectively. We expect to make substantially all remaining restructuring payments by the end of 2024.

The following table shows the total amount incurred and the accrued restructuring costs, which are recorded in accrued expenses and other current liabilities in our balance sheet, for severance and employee benefits:

Accrued Restructuring Costs
Accrued restructuring costs as of December 31, 2023	$7.4
Restructuring costs incurred during the nine months ended September 30, 2024(1)	16.6
Amount paid during the nine months ended September 30, 2024	(23.1)
Accrued restructuring costs as of September 30, 2024	$0.9

Accrued restructuring costs as of December 31, 2022	$—
Restructuring costs incurred during the nine months ended September 30, 2023(1)	41.5
Amount paid during the nine months ended September 30, 2023	(31.4)
Accrued restructuring costs as of September 30, 2023	$10.1
________________________________
(1)The nine months ended September 30, 2024 and September 30, 2023, excludes $0.8 million and $2.3 million, respectively, of equity-based compensation expense associated with our restructuring plans which was recorded within additional paid-in capital.
During the nine months ended September 30, 2024, we also recognized $5.7 million of expense related to the abandonment of certain operating leases as discussed in Note 11. During the nine months ended September 30, 2023, we recognized a $16.8 million charge in connection with the disposition of certain assets and liabilities of our hosting business within our Core segment which occurred on June 30, 2023 and a charge of $17.0 million related to the termination of a revenue sharing agreement.
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
We monitor the realizability of our DTAs considering all relevant factors at each reporting period. As of September 30, 2024, based on the relevant weight of positive and negative evidence, including our ability to forecast future operating results, historical tax losses and our ability to utilize DTAs within the requisite carryforward periods, we do not maintain a valuation allowance on the majority of our U.S. federal and state DTAs. During the nine months ended September 30, 2024, management applied judgment and recorded a $13.0 million tax benefit for the reversal of a valuation allowance as a result of changes to our U.S. filing group from the DNC Restructure.
We do maintain valuation allowances on certain U.S., state and foreign carry forwards as we concluded they are not more likely than not to be realized.
Uncertain Tax Positions
The total amount of gross unrecognized tax benefits was $171.8 million as of September 30, 2024, of which $43.8 million, if fully recognized, would decrease our effective tax rate. Although we believe the amounts reflected in our tax returns substantially comply with applicable U.S. federal, state and foreign tax regulations, the respective taxing authorities may take contrary positions based on their interpretation of the law. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision or benefit for income taxes in the period in which a final determination is made. During the three months ending September 30, 2024, we recognized a $9.0 million income tax benefit related to the reversal of an uncertain tax position in a foreign jurisdiction as a result of a favorable tax ruling.

15.    Income Per Share
Basic income per share is computed by dividing net income attributable to GoDaddy Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted income per share is computed giving effect to all potentially dilutive shares unless their effect is antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$190.5	$131.0	$738.3	$261.5
Less: net income attributable to non-controlling interests	—	0.3	—	0.6
Net income attributable to GoDaddy Inc.	$190.5	$130.7	$738.3	$260.9
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	140,523	145,484	141,437	150,614
Effect of dilutive securities:
Class B common stock	—	307	—	308
Stock options	457	405	456	462
RSUs, PSUs and ESPP shares	3,158	1,095	3,286	1,919
Weighted-average shares of Class A Common stock outstanding—diluted	144,138	147,291	145,179	153,303

Net income attributable to GoDaddy Inc. per share of Class A common stock—basic	$1.36	$0.90	$5.22	$1.73
Net income attributable to GoDaddy Inc. per share of Class A common stock—diluted	$1.32	$0.89	$5.09	$1.71

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted income per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	—	152	—	163
RSUs, PSUs and ESPP shares	44	2,213	337	620
	44	2,365	337	783
16.     Segment Information
We report our operating results through two reportable segments: A&C and Core.
Our chief operating decision maker (CODM), which, as of September 30, 2024, was our Chief Executive Officer, evaluates the performance of and allocates resources to our segments based on each segment's revenue and earnings before interest, taxes, depreciation and amortization (Segment EBITDA). Segment EBITDA is defined as segment revenues less costs and operating expenses, excluding depreciation and amortization, interest expense (net), provision or benefit for income taxes, equity-based compensation expense, acquisition-related costs, restructuring-related expenses and certain other items. We believe Segment EBITDA serves as a measure that assists our CODM and our investors in comparing our segments' performance on a consistent basis.
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
The following table presents our segment information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue:
A&C	$423.1	$363.3	$1,211.8	$1,053.0
Core	724.5	706.4	2,168.8	2,100.8
Total revenue	$1,147.6	$1,069.7	$3,380.6	$3,153.8
Segment EBITDA:
A&C	$194.6	$154.3	$533.1	$429.4
Core	239.0	208.6	675.2	588.6
Total Segment EBITDA	433.6	362.9	1,208.3	1,018.0
Unallocated corporate overhead	(67.1)	(66.9)	(197.1)	(207.7)
Depreciation and amortization	(32.8)	(40.6)	(103.1)	(132.6)
Equity-based compensation expense(1)	(74.4)	(76.2)	(221.6)	(225.3)
Interest expense, net of interest income	(33.2)	(39.8)	(102.4)	(115.2)
Acquisition-related expenses, net of reimbursements(2)	(0.1)	1.4	(0.2)	(7.2)
Restructuring and other (3)	(5.0)	(12.9)	(44.8)	(73.7)
Income before income taxes	221.0	127.9	539.1	256.3
Benefit (provision) for income taxes	(30.5)	3.1	199.2	5.2
Net income	$190.5	$131.0	$738.3	$261.5
_________________________________
(1)The nine months ended September 30, 2024 and September 30, 2023 exclude $0.8 million and $2.3 million, respectively, of equity-based compensation expense associated with our restructuring activities which is included within restructuring and other.
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

17.    Accumulated Other Comprehensive Income (Loss)
The following table presents AOCI activity in equity:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Total AOCI
Gross balance as of December 31, 2023(2)	$(83.6)	$195.0	$111.4
Other comprehensive income (loss) before reclassifications	16.7	(108.0)	(91.3)
Amounts reclassified from AOCI	—	70.1	70.1
Other comprehensive income	16.7	(37.9)	(21.2)
Balance as of September 30, 2024	$(66.9)	$157.1	$90.2

Gross balance as of December 31, 2022(2)	$(75.0)	$253.4	$178.4
Other comprehensive income (loss) before reclassifications	0.4	(90.4)	(90.0)
Amounts reclassified from AOCI(3)	(4.3)	85.2	80.9
Other comprehensive income	(3.9)	(5.2)	(9.1)
	$(78.9)	$248.2	169.3
Less: AOCI attributable to non-controlling interests			(0.4)
Balance as of September 30, 2023			$168.9
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
(3)The sale of certain assets and liabilities of our hosting business in 2023, as discussed in Note 13, resulted in the reclassification from AOCI of $4.3 million in cumulative foreign currency translation adjustments. This amount was included within the loss on disposal reported in restructuring and other in our statements of operations for the three and nine months ended September 30, 2023.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included in this Quarterly Report as well as our audited financial statements and related notes and the discussions and analysis in the section titled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2023 Form 10-K. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategies for our business, includes forward-looking statements involving significant risks and uncertainties. As a result of many factors, such as those set forth in "Risk Factors," actual results may differ materially from the results described in, or implied by, these forward-looking statements.
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
Consolidated Third Quarter Financial Highlights
Below are our key consolidated financial highlights for the three months ended September 30, 2024, with comparisons to the three months ended September 30, 2023.
•Total revenue of $1,147.6 million, an increase of approximately 7.3% on a reported and constant currency basis(1).
•International revenue of $369.4 million, an increase of approximately 6.9% on a reported and constant currency basis(1).
•Total bookings of $1,241.7 million, an increase of 9.0%, or approximately 9.4% on a constant currency basis(1).
•Operating income of $253.8 million, an increase of 51.9%(2).
•Net income of $190.5 million, an increase of 45.4%(2).
•Normalized EBITDA(3) of $366.5 million, an increase of 23.8%.
•Net cash provided by operating activities of $355.2 million, an increase of 26.1%.
(1) Discussion of constant currency is set forth in "Quantitative and Qualitative Disclosures about Market Risk."
(2) Our operating results for the three months ended September 30, 2024 and September 30, 2023 included $0.4 million and $9.8 million, respectively, in restructuring and other charges, as further discussed in Note 13 to our financial statements.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue

Revenue:
Applications and commerce	$423.1	36.9%	$363.3	34.0%	$1,211.8	35.8%	$1,053.0	33.4%
Core platform	724.5	63.1%	706.4	66.0%	2,168.8	64.2%	2,100.8	66.6%
Total revenue	1,147.6	100.0%	1,069.7	100.0%	3,380.6	100.0%	3,153.8	100.0%
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	407.4	35.5%	396.9	37.1%	1,230.2	36.4%	1,171.4	37.1%
Technology and development	205.1	17.9%	201.6	18.8%	613.9	18.2%	635.8	20.2%
Marketing and advertising	84.4	7.4%	86.4	8.1%	265.1	7.8%	268.3	8.5%
Customer care	68.9	6.0%	75.7	7.1%	218.6	6.5%	230.2	7.3%
General and administrative	94.8	8.2%	91.6	8.6%	282.1	8.3%	278.4	8.8%
Restructuring and other	0.4	—%	9.8	0.9%	29.7	0.9%	79.6	2.6%
Depreciation and amortization	32.8	2.9%	40.6	3.8%	103.1	3.0%	132.6	4.2%
Total costs and operating expenses	893.8	77.9%	902.6	84.4%	2,742.7	81.1%	2,796.3	88.7%
Operating income	253.8	22.1%	167.1	15.6%	637.9	18.9%	357.5	11.3%
Interest expense	(39.4)	(3.4)%	(44.0)	(4.1)%	(120.2)	(3.6)%	(135.4)	(4.3)%
Loss on debt extinguishment	—	—%	(1.5)	(0.1)%	(3.1)	(0.1)%	(1.5)	—%
Other income (expense), net	6.6	0.6%	6.3	0.5%	24.5	0.7%	35.7	1.1%
Income before income taxes	221.0	19.3%	127.9	11.9%	539.1	15.9%	256.3	8.1%
Benefit (provision) for income taxes	(30.5)	(2.7)%	3.1	0.3%	199.2	5.9%	5.2	0.2%
Net income	190.5	16.6%	131.0	12.2%	738.3	21.8%	261.5	8.3%
Less: net income attributable to non-controlling interests	—	—%	0.3	—%	—	—%	0.6	—%
Net income attributable to GoDaddy Inc.	$190.5	16.6%	$130.7	12.2%	$738.3	21.8%	$260.9	8.3%

Non-GAAP Financial Measures, Operating Metrics and Business Metrics
In addition to our results determined in accordance with GAAP, we believe that Normalized EBITDA, a non-GAAP measure, and the following other operating and business metrics are useful as supplements in evaluating our ongoing operational performance and help provide an enhanced understanding of our business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Normalized EBITDA	$366.5	$296.0	$1,011.2	$810.3
Annualized recurring revenue	$3,974.6	$3,675.1	$3,974.6	$3,675.1
Total bookings	$1,241.7	$1,138.9	$3,816.3	$3,479.2
Total customers at period end (in thousands)	20,725	21,025	20,725	21,025
ARPU	$215	$200	$215	$200
Domains under management (in thousands)	81,658	84,035	81,658	84,035
Normalized EBITDA (NEBITDA). NEBITDA is a supplemental measure of our operating performance used by management and investors to evaluate our business. We calculate NEBITDA as net income excluding depreciation and amortization, interest expense (net), provision or benefit for income taxes, equity-based compensation expense, acquisition-related costs, restructuring-related expenses and certain other items. We believe that the inclusion or exclusion of certain recurring and non-recurring items provides a supplementary measure of our core operating results and permits useful alternative period-over-period comparisons of our operations. NEBITDA should not be viewed as a substitute for comparable GAAP measures.
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
Average revenue per user (ARPU). We calculate ARPU as total revenue during the preceding 12 month period divided by the average of the number of total customers at the beginning and end of the period. ARPU provides insight into our ability to sell additional products to our customers.

Reconciliation of NEBITDA
The following table reconciles NEBITDA to net income, its most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$190.5	$131.0	$738.3	$261.5
Depreciation and amortization	32.8	40.6	103.1	132.6
Equity-based compensation expense(1)	74.4	76.2	221.6	225.3
Interest expense, net	33.2	39.8	102.4	115.2
Acquisition-related expenses, net of reimbursements(2)	0.1	(1.4)	0.2	7.2
Restructuring and other(3)	5.0	12.9	44.8	73.7
Provision (benefit) for income taxes	30.5	(3.1)	(199.2)	(5.2)
NEBITDA	$366.5	$296.0	$1,011.2	$810.3
_________________________________
(1)The nine months ended September 30, 2024 and 2023 excludes $0.8 million and $2.3 million, respectively, of equity-based compensation expense associated with our restructuring activities, which is included within restructuring and other.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Applications and commerce	$423.1	$363.3	$59.8	16%	$1,211.8	$1,053.0	$158.8	15%
Core platform	724.5	706.4	18.1	3%	2,168.8	2,100.8	68.0	3%
Total revenue	$1,147.6	$1,069.7	$77.9	7%	$3,380.6	$3,153.8	$226.8	7%
The 7.3% and 7.2% increase in total revenue for the three and nine months ended September 30, 2024, respectively, were due to the changes in our A&C and Core revenues, as described below:
A&C
For the three months ended September 30, 2024, the 16.5% increase in A&C revenue was driven by: (i) 20.5% growth in revenue related to our productivity applications, most notably from our pricing and bundling initiatives; (ii) 8.7% growth in revenues due to continued customer adoption of our subscription-based products designed to establish and grow an online presence; and (iii) 60.0% growth in revenue related to our commerce solutions, as continued customer adoption has resulted in an increase in payment volume.
For the nine months ended September 30, 2024, the 15.1% increase in A&C revenue was driven by: (i) 19.2% growth in revenue related to our productivity applications, most notably from our pricing and bundling initiatives; (ii) 8.3% growth in revenues due to continued customer adoption of our subscription-based products designed to establish and grow an online presence; and (iii) 52.1% growth in revenue related to our commerce solutions, as continued customer adoption has resulted in an increase in payment volume.

Core
For the three months ended September 30, 2024, the 2.6% increase in Core revenue was driven by 7.1% growth in domain registration and add-on revenues. Partially offsetting this increase was an 8.1% decrease in hosting revenues primarily due to end-of-life migrations from certain products and disposition of certain hosting assets.
For the nine months ended September 30, 2024, the 3.2% increase in Core revenue was driven by 6.9% growth in domain registration and add-on revenues and 7.2% growth in aftermarket revenues due to increased sales volume. Partially offsetting these increases was a 9.8% decrease in hosting revenues primarily due to end-of-life migrations from certain products and disposition of certain hosting assets.
Bookings
The following table presents our total bookings for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Total bookings	$1,241.7	$1,138.9	$102.8	9%	$3,816.3	$3,479.2	$337.1	10%
The 9.0% and 9.7% increases in total bookings for the three and nine months ended September 30, 2024, respectively, were driven by continued customer adoption of our productivity solutions and related add-ons as well as pricing and bundling initiatives, strength in domains, and continued strong adoption of our website-building presence products and commerce solutions.
Costs and Operating Expenses
Cost of revenue
Cost of revenue primarily represents the direct costs incurred in connection with selling an incremental product to our customers. Such costs primarily relate to domain registration fees, payment processing fees, third-party commissions and licensing fees for third-party productivity applications. Similar to our billing practices, we pay domain costs at the time of purchase for the life of each subscription but recognize the costs of service ratably over the term of our customer contracts. The terms for domain costs are established by agreements between registries and registrars and can vary significantly depending on the top-level domain (TLD). We expect cost of revenue to increase in absolute dollars in future periods due to increased sales of domains and third-party productivity applications. However, cost of revenue may fluctuate as a percentage of total revenue, depending on the mix of products sold in a particular period.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Cost of revenue (excluding depreciation and amortization)	$407.4	$396.9	$10.5	3%	$1,230.2	$1,171.4	$58.8	5%
The 2.6% increase in cost of revenue for the three months ended September 30, 2024 was driven by: (i) 7.1% growth in domain registration and add-on revenues; (ii) 20.5% growth in revenue related to our productivity applications, most notably our pricing and bundling initiatives; and (iii) 60.0% growth in revenue related to our commerce solutions.
The 5.0% increase in cost of revenue for the nine months ended September 30, 2024 was driven by: (i) 6.9% growth in domain registration and add-on revenues and 7.2% growth in aftermarket revenues; (ii) 19.2% growth in revenue related to our productivity applications, most notably our pricing and bundling initiatives; and (iii) 52.1% growth in revenue related to our commerce solutions.

Technology and development
Technology and development expenses represent the costs associated with the creation, development and distribution of our products and websites. These expenses primarily consist of personnel costs associated with the design, development, deployment, testing, operation and enhancement of our products, as well as costs associated with the operation of our data centers and systems infrastructure supporting those products, excluding depreciation expense. We expect technology and development expenses to decrease as a percentage of revenue in future periods following a period of investment in product development and migration toward a unified infrastructure platform.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

Technology and development	$205.1	$201.6	$3.5	2%	$613.9	$635.8	$(21.9)	(3)%
The 1.7% increase in technology and development expenses for the three months ended September 30, 2024 was attributable to a $6.8 million increase in public cloud cost offset by a $2.5 million decrease in data center and systems infrastructure costs as we migrate to a cloud-based infrastructure.
The 3.4% decrease in technology and development expenses for the nine months ended September 30, 2024 was attributable to a $9.1 million decrease in personnel costs driven by lower average headcount, and a $7.5 million decrease in legal, professional, and technology license costs. Additionally, data center and systems infrastructure costs decreased by $11.5 million, offset by an $8.8 million increase in public cloud cost as we migrate to a cloud-based infrastructure.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

Marketing and advertising	$84.4	$86.4	$(2.0)	(2)%	$265.1	$268.3	$(3.2)	(1)%
There were no material changes in marketing and advertising expenses for the three and nine months ended September 30, 2024.
Customer Care
Customer care expenses represent the costs to guide and service our customers, primarily consisting of personnel costs. We expect customer care expenses to fluctuate depending on the methods of customer interaction utilized as well as the level of personnel required to support our business.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

Customer care	$68.9	$75.7	$(6.8)	(9)%	$218.6	$230.2	$(11.6)	(5)%

The 9.0% and 5.0% decreases in customer care for the three and nine months ended September 30, 2024 were attributable to decreases of $7.3 million and $13.7 million, respectively, in personnel costs driven by lower average headcount in conjunction with cost optimization initiatives.
General and administrative
General and administrative expenses primarily consist of personnel costs for our administrative functions, professional service fees, office rent for all locations, acquisition-related expenses and other general costs. We expect general and administrative expenses to fluctuate depending on the level of personnel and other administrative costs required to support our business as well as the significance of any strategic acquisitions we choose to pursue.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

General and administrative	$94.8	$91.6	$3.2	3%	$282.1	$278.4	$3.7	1%
There were no material changes in general and administrative expenses for the three and nine months ended September 30, 2024.
Restructuring and other

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

Restructuring and other	$0.4	$9.8	$(9.4)	(96)%	$29.7	$79.6	$(49.9)	(63)%
Restructuring and other was $29.7 million for the nine months ended September 30, 2024 which includes $17.4 million in severance, employee benefits and equity-based compensation and $5.7 million of expense related to the abandonment of certain operating leases, as further discussed in Note 13 to the financial statements.
Restructuring and other was $9.8 million and $79.6 million for the three and nine months ended September 30, 2023, respectively. These costs were primarily incurred pursuant to restructuring activities in the first and third quarters of 2023. For the three and nine months ended September 30, 2023, we recognized $10.0 million and $43.8 million, respectively, in severance, employee benefits and equity-based compensation. Additionally, during the nine months ended September 30, 2023, we recognized a $16.8 million loss on disposal in connection with the sale of certain assets and liabilities of our hosting business within our Core segment as well as a charge of $17.0 million related to the termination of a revenue sharing agreement.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

Depreciation and amortization	$32.8	$40.6	$(7.8)	(19)%	$103.1	$132.6	$(29.5)	(22)%
The 19.2% and 22.2% decreases for the three and nine months ended September 30, 2024 were attributable to decreases of $4.3 million and $23.5 million, respectively, in amortization of acquired intangible assets driven by certain intangible assets reaching the end of their useful lives.

Interest expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

Interest expense	$39.4	$44.0	$(4.6)	(10)%	$120.2	$135.4	$(15.2)	(11)%
The 10.5% and 11.2% decreases in interest expense for the three and nine months ended September 30, 2024, respectively, were attributable to the refinancings of the 2029 Term Loans in July 2023 and January 2024 and of the 2027 Term Loans in May 2024, which reduced our interest margin. See Note 9 to our financial statements for additional discussion.
Other income (expense), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%

Other income (expense), net	$6.6	$6.3	$0.3	5%	$24.5	$35.7	$(11.2)	(31)%
The change in other income (expense), net for the three months ended September 30, 2024 was not material.
The 31.4% decrease in other income (expense), net for the nine months ended September 30, 2024 was attributable to a $12.1 million increase in the carrying value of one of our equity investments during the nine months ended September 30, 2023. See Note 2 to our financial statements for additional information regarding our equity investments.
Loss on debt extinguishment
During the nine months ended September 30, 2024, we recognized a loss on debt extinguishment of $3.1 million related to the refinancing of the 2027 and 2029 Term Loans. During the three and nine months ended September 30, 2023, we recognized a loss on debt extinguishment of $1.5 million related to the refinancing of the 2029 Term Loans. See Note 9 to our financial statements for additional discussion.
Segment Results of Operations
Our two operating segments, A&C and Core, reflect the way we manage and evaluate the performance of our business. Our CODM evaluates segment performance based upon several factors, of which the primary financial measures are revenue and Segment EBITDA, our segment measure of profitability.
Applications and Commerce
The following table presents the results for our A&C segment for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%/bps	2024	2023	$	%/bps
Revenue	$423.1	$363.3	$59.8	16%	$1,211.8	$1,053.0	$158.8	15%
Segment EBITDA	$194.6	$154.3	$40.3	26%	$533.1	$429.4	$103.7	24%
Segment EBITDA Margin	46.0%	42.5%	n/a	350 bps	44.0%	40.8%	n/a	320 bps
The 26.1% increase in A&C Segment EBITDA for the three months ended September 30, 2024 was attributed to a $59.8 million increase in revenue as described above. This increase was partially offset by an increase in cost of revenue resulting from 20.5% growth in revenue related to our productivity applications, a 60.0% growth in revenue related to our commerce solutions and a $8.3 million increase in operating expenses (excluding acquisition-related costs, equity-based compensation expense and depreciation and amortization) attributable to higher marketing and technology and development costs.

The 24.1% increase in A&C Segment EBITDA for the nine months ended September 30, 2024 was attributed to a $158.8 million increase in revenue as described above. This increase was partially offset by an increase in cost of revenue resulting from 19.2% growth in revenue related to our productivity applications, a 52.1% growth in revenue related to our commerce solutions, and a $13.4 million increase in operating expenses (excluding acquisition-related costs, equity-based compensation expense and depreciation and amortization) attributable to higher technology and development costs and marketing costs.
Core Platform
The following table presents the results for our Core segment for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%/bps	2024	2023	$	%/bps
Revenue	$724.5	$706.4	$18.1	3%	$2,168.8	$2,100.8	$68.0	3%
Segment EBITDA	$239.0	$208.6	$30.4	15%	$675.2	$588.6	$86.6	15%
Segment EBITDA Margin	33.0%	29.5%	n/a	350 bps	31.1%	28.0%	n/a	310 bps
The 14.6% increase in Core Segment EBITDA for the three months ended September 30, 2024 was attributed to a $18.1 million increase in revenue as described above and a $9.5 million decrease in operating expenses (excluding acquisition-related costs, equity-based compensation expense and depreciation and amortization) attributable to lower customer care and marketing costs. Partially offsetting these increases was an increase in cost of revenue due to 7.1% growth in domain registration and add-on revenues.
The 14.7% increase in Core Segment EBITDA for the nine months ended September 30, 2024 was attributed to a $68.0 million increase in revenue as described above and a $35.9 million decrease in operating expenses (excluding acquisition-related costs and equity-based compensation expense and depreciation and amortization) attributable to lower marketing, customer care and technology and development costs. Partially offsetting these increases was an increase in cost of revenue due to 6.9% growth in domain registration and add-on revenues and 7.2% growth in aftermarket revenues.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity have been cash flow generated from operations and long-term debt borrowings. Our principal uses of cash have been to fund operations, acquisitions and capital expenditures, as well as to make mandatory principal and interest payments on our long-term debt and to repurchase shares of our Class A common stock. Our liquidity position also benefits from U.S. and state deferred tax assets (DTAs) such that we have not historically paid a significant amount of U.S. federal or state income taxes. We acquired the right to benefit from the majority of our DTAs when we settled certain tax receivable agreements (collectively TRA Settlement Agreements) in 2020.
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
We have incurred significant long-term debt and as a result, we are limited as to how we conduct our business and may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities, strategic acquisitions or share repurchases. However, the restrictions under our long-term debt agreements are subject to a number of qualifications and may be amended from time to time with the consent of the lenders and the holders of our Senior Notes, as applicable.
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
Credit Facility and Senior Notes
Our long-term debt consists of the Credit Facility, which includes two tranches of term loans and a revolving credit facility, and the Senior Notes. In May 2024, we entered into an amendment to the Credit Facility to provide for a new tranche of term loans maturing in 2031 (the 2031 Terms Loans), the proceeds of which were used to refinance and extend the maturity of all outstanding 2027 Term Loans (as defined in our 2023 Form 10-K) and repay a portion of our 2029 Term Loans. See Note 9 to our financial statements for additional information regarding our long-term debt.
Our long-term debt agreements contain covenants restricting, among other things, our ability, or the ability of our subsidiaries, to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes including mergers and consolidations, sell assets, make restricted payments including dividends, distributions and investments, prepay junior indebtedness and engage in operations other than in connection with acting as a holding company, subject to customary exceptions. As of September 30, 2024, we were in compliance with all such covenants and had $998.7 million available for borrowing under the Revolver.
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
Share Repurchases
As discussed in Note 4 to our financial statements, we are authorized to repurchase up to $4,000.0 million of our Class A common stock. During the nine months ended September 30, 2024, we repurchased a total of 5,179 shares of our Class A common stock in the open market for an aggregate purchase price of $668.1 million. As of September 30, 2024, we had $767.4 million of remaining authorization available for repurchases.
During the three months ended June 30, 2024, we entered into ASRs to repurchase shares of our Class A common stock, pursuant to which, we made an upfront payment of $245.0 million. No shares were initially received in connection with these ASRs. During the three months ended September 30, 2024, the ASRs were settled in full with the delivery of 1,353 shares of Class A common stock for $188.9 million at an average price of $139.65 per share, and a return of $56.1 million in cash of the upfront payment.
Restructuring and Other
As further discussed in Note 13 to our financial statements, we undertook restructuring activities during the nine months ended September 30, 2024 to reduce future operating expenses and improve cash flows through reductions in force. Cash payments of $15.3 million related to these restructuring activities were made during the nine months ended September 30, 2024, with approximately $0.9 million remaining to be paid as of September 30, 2024 relating to the restructuring activities undertaken in 2023 and the nine months ended September 30, 2024. We expect to make substantially all remaining restructuring payments by the end of 2024.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023

Net cash provided by operating activities	$947.2	$749.9
Net cash provided by (used in) investing activities	35.9	(61.4)
Net cash used in financing activities	(675.9)	(1,133.3)
Effect of exchange rate changes on cash and cash equivalents	1.1	—
Net increase (decrease) in cash and cash equivalents	$308.3	$(444.8)
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
Net cash provided by operating activities increased $197.3 million from $749.9 million during the nine months ended September 30, 2023 to $947.2 million during the nine months ended September 30, 2024, driven by the growth in total bookings. Bookings growth was due to strong adoption across our A&C product suite, particularly within productivity solutions as a result of our pricing and bundling initiatives, as well as continued strength in domains. The increase was also driven by lower restructuring related payments as well as lower technology and development related spending.
Investing Activities
Our investing activities generally consist of strategic acquisitions, dispositions and purchases of property and equipment to support the overall growth of our business. We expect our investing cash flows to be affected by the timing of payments we make for capital expenditures, strategic acquisitions or other growth opportunities we decide to pursue.
Net cash provided by investing activities increased $97.3 million from $61.4 million net cash used during the nine months ended September 30, 2023 to $35.9 million net cash provided during the nine months ended September 30, 2024, due to maturities of short-term investments totaling $40.0 million. Additionally, capital expenditures and intangible asset purchases decreased in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.
Financing Activities
Our financing activities generally consist of long-term debt borrowings, the repayment of principal on long-term debt, stock option exercises, ESPP proceeds and share repurchases.
Net cash used in financing activities decreased $457.4 million from $1,133.3 million during the nine months ended September 30, 2023 to $675.9 million during the nine months ended September 30, 2024, primarily due to a $465.1 million decrease in share repurchases.
Deferred Revenue
See Note 7 to our financial statements for details regarding the expected future recognition of deferred revenue.
Off-Balance Sheet Arrangements
There have been no material changes in our off-balance sheet arrangements as discussed in our 2023 Form 10-K.

Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with GAAP, and in doing so, we make estimates, assumptions and judgments affecting the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosure of contingent assets and liabilities. We base our estimates, assumptions and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances, and we evaluate these estimates, assumptions and judgments on an ongoing basis. Different assumptions and judgments could change the estimates used in the preparation of our financial statements, which, in turn, could change our results from those reported. We refer to estimates, assumptions and judgments of this type as our critical accounting policies and estimates, which we discussed in our 2023 Form 10-K. We review our critical accounting policies and estimates with the audit and finance committee of our board of directors on an annual basis.
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
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts may fail to meet their contractual obligations. To mitigate such counterparty credit risk, we enter into contracts only with carefully selected financial institutions based upon ongoing evaluations of their creditworthiness. As a result, we do not believe we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of September 30, 2024.
Foreign Currency Risk
We manage our exposure to changes in foreign currency exchange rates through the use of foreign exchange forward contracts and cross-currency swap contracts. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and cash equivalents.
Foreign Exchange Forward Contracts
A portion of our bookings, revenue and operating expenses is denominated in foreign currencies, which are subject to exchange rate fluctuations. Our most significant foreign currency exposures are the British pound, the Euro and the Canadian dollar. Our reported bookings, revenues and operating results may be impacted by fluctuations in foreign currency exchange rates. Fluctuations in exchange rates may also cause us to recognize transaction gains and losses in our statements of operations; however, such amounts were not material during the current period. As our international business continues to grow, our exposure to fluctuations in exchange rates will increase, which may increase the costs associated with this growth. During the three months ended September 30, 2024, total revenue growth in constant currency would have had an insignificant impact and total bookings growth in constant currency would have been approximately 40 basis points higher. Constant currency is calculated by translating bookings and revenue for each month in the current period using the foreign currency exchange rates for the corresponding month in the prior period, excluding any hedging gains or losses realized during the period. We believe constant currency information is useful in analyzing underlying trends in our business by eliminating the impact of fluctuations in foreign currency exchange rates and allows for period-to-period comparisons of our performance.
From time-to-time, we may utilize foreign exchange forward contracts to manage the volatility of our bookings and revenue related to foreign currency transactions. These forward contracts reduce, but do not eliminate, the impact of adverse currency exchange rate fluctuations. We generally designate these forward contracts as cash flow hedges for accounting purposes. Changes in the intrinsic value of designated hedges are recorded as a component of accumulated other comprehensive income (loss) (AOCI). Gains and losses, once realized, are recorded as a component of AOCI and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. As of September 30, 2024, the realized gains included in AOCI were $0.4 million and the unrealized losses were $17.9 million, respectively.

Cross-Currency Swaps
In order to manage variability due to movements in foreign currency exchange rates related to a Euro-denominated intercompany loan, we entered into five-year cross-currency swaps in April 2017. In March 2022, we entered into a transaction to extend the maturity of these swaps to August 31, 2027, as described in Note 10 to our financial statements. The cross-currency swaps had an aggregate amortizing notional amount of €1,150.0 million at September 30, 2024 (approximately $1,280.5 million).
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
Interest Rate Risk
Interest rate risk reflects our exposure to movements in interest rates associated with our variable-rate debt. See Note 9 to our financial statements for additional information regarding our long-term debt. We manage our exposure to changes in interest payments related to the portion of variable-rate debt through the use of interest rate swaps, all of which are designated as cash flow hedges. For the balance of our long-term debt not subject to interest rate swaps, the effect of a hypothetical 10% change in interest rates would not have had a material impact on our interest expense.
Total borrowings under our 2031 Term Loans were $997.5 million as of September 30, 2024. These borrowings bear interest at a rate equal to, at our option, either (a) SOFR for the applicable interest period plus a margin of (i) 1.75% per annum for the term loans that are SOFR Loans and (ii) 0.75% per annum for the term loans that are ABR Loans.
Total borrowings under our 2029 Term Loans were $1,462.5 million as of September 30, 2024. These borrowings bear interest at a rate equal to, at our option, either (a) SOFR for the applicable interest period plus a margin of 2.0% per annum or (b) an initial margin of 1.0% per annum plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the Prime Rate or (iii) SOFR for an interest period of one month plus 1.0%.
All SOFR-based interest rates under the Credit Facility are subject to a 0.0% floor.
In April 2017, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement to effectively convert a portion of the variable-rate borrowings under the 2029 Term Loans to a fixed rate. Prior to this arrangement's contractual maturity date of April 3, 2022, in March 2022, we entered into a transaction to extend the maturity of these swaps to August 31, 2027, as described in Note 10 to our financial statements. In addition, in conjunction with the refinancing of a portion of our debt in November 2022, the hedged debt index of the swaps was changed from LIBOR to SOFR. These interest rate swaps, which had a notional amount of $1,226.0 million as of September 30, 2024, serve to convert a portion of the variable-rate borrowings under the 2029 Term Loans to a fixed rate of 4.81%.
In August 2020, we entered into seven-year pay-fixed rate, receive-floating rate interest rate swap arrangements to effectively convert a portion of the variable-rate borrowings under the 2027 Term Loans, as defined in our 2023 Form 10-K, to a fixed rate of 0.705%. In May 2023, in conjunction with the concurrent Credit Facility amendment discussed in Note 9, the hedged debt index of the swaps was changed from LIBOR to SOFR. These interest rate swaps, which mature on August 10, 2027, had an aggregate notional amount of $718.1 million as of September 30, 2024.

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
Our management, with the participation of our CEO and our CFO, who are our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting regarding the design of our controls related to the accounting for income taxes and associated disclosures discussed in our 2023 Form 10-K which has not yet been remediated.
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
•Expanded and enhanced existing documentation to demonstrate the level of precision and procedures performed in the operation of management review controls; and
•Enhanced the design and are evaluating the operating effectiveness of management review controls designed to validate the completeness and accuracy of key reports and other data used in the computation of the tax provision.
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
Changes in Internal Control Over Financial Reporting
Except for the material weakness and remediation efforts described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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
The markets in which we compete are characterized by constant change and innovation, frequent new product and service introductions and evolving industry standards. We expect these markets to continue to rapidly evolve. Our historical success has been based on our ability to identify and anticipate customer needs and design products that provide our customers with the tools they need to grow their businesses. For example, in 2023 we launched GoDaddy Airo™, an AI-powered, customizable experience designed to automatically build the interconnected pieces of what we call the "Entrepreneur's Wheel," to save our customers time and effort. We also continue to expand our commerce offerings, for example, by rolling out GoDaddy Payments in Canada, launching new SaaS plans offering premium commerce features and discounted fees, introducing a new point-of-sale device to our line of GoDaddy Smart Terminals and providing on-the-go solutions such as Tap-to-Pay in the GoDaddy Mobile App, Pay Links and Virtual Terminal. To the extent we are not able to continue to identify challenges faced by entrepreneurs, small businesses and ventures and provide products responding in a timely and effective manner to their evolving needs, our business, operating results and financial condition may be adversely affected.

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
Legal and regulatory frameworks related to the use of AI are rapidly evolving, as regulation of the use of AI continues to be considered and adopted by various U.S. and international governmental and regulatory entities, including the European Union (E.U.), the Securities and Exchange Commission and the Federal Trade Commission (FTC). Several jurisdictions have also passed, or are considering, new laws and regulations relating to the use of AI or its outputs. For example, in 2024, the E.U. adopted the E.U. AI Act and U.S. states, including Colorado and California, have adopted laws and regulations directly relating to the use of AI or extending the application of existing laws and regulations to AI systems and outputs. While these new laws have not yet impacted our use of AI, the future impact on us of these or other new laws or regulations is uncertain. Any failure by us to comply with current, new and proposed AI-related laws and regulations could result in fines and negative publicity, which could result in reputational harm and damage to our business. We may not be able to adequately anticipate or respond to new laws and regulations, and we may need to expend additional resources to adjust our offerings in certain jurisdictions if applicable legal frameworks are inconsistent across jurisdictions. The costs of complying with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.

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
In addition, the Cooperative Agreement between VeriSign, Inc. (VeriSign), the registry for .com and .net, and the U.S. Department of Commerce gives VeriSign the right to become an ICANN-accredited registrar for any generic top level domain (TLD) other than .com. While VeriSign has not publicly announced whether it will become a registrar, and there is no indication that it would, if it were to do so, it would become one of our competitors in this space, which could have a negative impact on our business and industry.
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
We have incurred, and expect to continue to incur, expenses relating to our investments in international business and infrastructure, such as: (i) our offerings and marketing presence in India, Europe, Latin America, the Middle East, North Africa, and Asia; (ii) our marketing spend to attract new customers, such as WebPros and Independents in non-U.S. markets; and (iii) investments in software systems and additional data center resources to keep pace with the growth of our cloud infrastructure and cloud-based product offerings. We have made, and may make in the future, significant investments in product development, corporate infrastructure, technology and development, marketing and our GoDaddy Guides.
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
We believe a critical contributor to our success has been our company culture, which we rely on to foster innovation, creativity, a customer-centric focus, passion, teamwork, collaboration and loyalty. We have invested substantial time and resources in building our team within this company culture. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel and to ensure employees effectively focus on and pursue our company objectives. Our corporate culture is central to our devoted GoDaddy Guides, which are a key component of the value we offer our customers. As we continue to evolve our business, expand our global footprint and product portfolio and rely more on remote, foreign and third-party workers, we may find it difficult to maintain these important aspects of our culture, which could limit our ability to innovate and operate effectively. We believe we provide a workplace in which employees are best served by direct discussion with management regarding pay, benefits and other workplace practices. Currently none of our employees in the U.S. are subject to collective bargaining agreements, however, if areas of our workforce were to organize, we may find it difficult to maintain our culture, cost structure and control over the delivery of our products, which could adversely impact our culture and results of operations. Certain of our employees in Germany are represented by employee works councils and elsewhere some international employees are represented by worker representatives in accordance with local regulations.
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
We maintain an enterprise-wide cybersecurity program to manage the risks to our information systems from cybersecurity threats and incidents. Our operations depend on our ability to protect our information systems against interruption, a breach of confidentiality, or other damage from unauthorized entry, computer viruses, denial of service attacks and other cybersecurity threats and incidents both within and beyond our control. These cybersecurity threats and incidents may arise from human error, fraud, or malice on the part of our employees, insiders, or third parties, or they may result from accidental technological failure. Recent advances in AI may increase the size, frequency and sophistication of these cybersecurity threats and incidents; for example, threat actors are able to create more personalized and targeted communications using information derived from people’s relationships, online behavior and preferences. Threat actors have attempted, and we expect them to continue to attempt, to fraudulently induce employees, customers, or other third-party users of our systems to disclose sensitive information, wittingly or unwittingly, to gain access to our data or that of our customers or third parties with whom we interact.
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
Social engineering efforts may compromise our personnel or those of our third-party vendors, leading to unauthorized access to information systems we have a responsibility to protect, which could lead to the unauthorized acquisition of information, the unavailability of our information systems (or information contained on those systems) or the compromise of customer accounts. Malicious actors are increasingly sophisticated and successful in their use of social engineering techniques. We have experienced an increase in social engineering attempts, some of which have been successful, including by a persistent threat actor group, which, among other things, has attempted to transfer customer domain names and has targeted customer domains related to cryptocurrency. We promote security awareness, provide security training to our personnel and vendors, and provide regular notices to our personnel and vendors on social engineering threats. In addition, we have taken steps and continue to work to enhance our cybersecurity and resilience against social engineering, requiring additional engineering efforts and modifications to our technology architecture as well as the expenditure of time and additional cost. We cannot guarantee that our efforts will be successful or that future social engineering incidents will not cause financial, operational and/or reputational harm.
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
Any actual or perceived breach of our security could expose us to a risk of loss or litigation and possible liability. Cybersecurity incidents could also subject us to regulatory or other government inquiries or investigations, which will require us to expend significant capital and other resources to remediate the breach, any of which would harm our business, financial condition and operating results. For example, in July 2020 and October 2021 we received Civil Investigative Demands from the FTC relating to a cybersecurity incident that we first discovered in March 2020. The investigation could result in our being subject to monetary or other costs, operational burdens to the business and/or costly and time-consuming litigation. While the FTC investigation is ongoing, we are actively involved in discussions with the FTC to resolve this matter in the near future. We have continued to experience other privacy, data protection and cybersecurity incidents since 2020 that have required notification to government regulators and/or data subjects in the U.S. and internationally. Based on our investigations, we believe some of these incidents are part of a multi-year campaign by a sophisticated threat actor group which, among other things, installed malware on our systems and obtained pieces of code related to some services within GoDaddy, while others are one-time or opportunistic attacks by unrelated threat actors. To date, these incidents as well as other cyber threats and attacks have not resulted in any material adverse impact to our business, operations or financial condition, but such threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. In case of a future incident, a history of past incidents, such as those mentioned herein, may subject us to a greater risk of significant costs and sanctions, or investigations into past incidents may be re-invigorated.
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
If third parties succeed in penetrating our security measures or those of our vendors and partners, or otherwise succeed in accessing or obtaining without authorization the personal, sensitive, proprietary or confidential information, including payment card information, we or our vendors and partners maintain or otherwise process, we could be subject to liability, loss of business, litigation, government investigations or other losses. As we continue to rely more on third-party and public-cloud infrastructures, such as AWS and other third-party service providers, we have become, and will continue to become, more dependent on third-party security measures to protect against cyber attacks, security breaches and other cybersecurity incidents, including unauthorized access to and mishandling of customer data. Increased handling of personal, sensitive, proprietary or confidential information, including payment card information, by third parties may create increased risks of unauthorized disclosure, misuse or loss of these types of information and may require us to expend significant time and resources to address incidents of failure in such third parties’ security measures. We also anticipate being required to expend significant resources to maintain and improve our oversight of vendors and other third parties with whom we share data or otherwise process data on our behalf. Further, our control over and ability to monitor the security posture of our vendors and partners, including any third-party service providers we rely on, remains limited and there can be no assurance that we can prevent, mitigate or remediate the risk of any cyber attack, security breach or other cybersecurity incident impacting the infrastructure owned or controlled by such third parties. Additionally, any contractual protections with such third parties, including our right to indemnification, if any at all, may be limited or insufficient to prevent a negative impact on our business from such cyber attack, security breach or other cybersecurity incident. In addition, our customers and partners have in the past and may in the future request we produce evidence of our cybersecurity program as part of their own compliance programs. Responding to such requests may be costly and time consuming.
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
Our future performance depends on the services and contributions of our senior management and key employees to execute on our business plan and to identify and pursue new opportunities and product innovations. The loss of any senior management or other key employees and the hiring of new senior leaders and key employees, especially in a competitive labor market, could significantly delay or prevent our achievement of strategic objectives, business plans and product development as we transition to new leaders and could adversely affect our business, financial condition and operating results.
Our future performance and success also depends, in part, on our ability to continue to hire, retain, manage and motivate highly skilled personnel. The loss of any of our key personnel, the inability to attract or retain qualified personnel or delays in hiring required personnel, may seriously harm our business, financial condition and operating results. We may need to invest significant amounts of cash and equity to retain our employees or attract new employees, and we may never realize returns on these investments. Historically, equity awards have been a key component of our employee compensation program, and as a result, any decline in the price of our Class A common stock (directly or relative to the stock price of other companies with which we compete for talent) may adversely impact our ability to retain employees or to attract new employees.
In addition, as we expand our product offerings through acquisitions, we may become dependent on the key personnel who join us through such acquisitions. If we are unable to integrate and retain such personnel, our financial condition and operating results may be affected.
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
We are dependent on the reliability, security and performance of our internally developed systems and operations. Any difficulties in maintaining these systems may result in damage to our brand, service interruptions, decreased customer service or increased expenditures.
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

Accordingly, in the event of revenue or bookings shortfalls, we may generally be unable to mitigate with commensurate reductions in operating expenses in the short term, which could adversely impact our operating results.
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
We had net income of $1,376 million, $353 million and $243 million for the years ended December 31, 2023, 2022 and 2021, respectively. While we have experienced revenue growth over these periods, we may not be able to sustain or increase our growth or maintain profitability in the future or on a consistent basis. We have in the past, and may in the future, experience lower growth rates in customer demand due to factors including inflation, foreign currency headwinds and other factors that may not be known to us at this time. We have incurred substantial expenses and expended significant resources to market, promote and sell our products. We also expect to continue to invest for future growth and to expand our product offerings. In addition, as a public company, we expect to continue to incur significant accounting, legal and other expenses in the future. Furthermore, we have incurred in recent periods, and may incur in future periods, large expenses which are not recurring, but which nonetheless negatively impact our operating results.
As a result of our increased expenditures, we have needed and expect to continue to need to generate and sustain increased revenue to maintain future profitability. Maintaining profitability will also require that we manage our cost structure and avoid significant liabilities. In the future, our revenue growth may slow or decline, or we may incur significant losses for any reason, including deteriorating general macroeconomic conditions, increased competition, a decrease in the growth of the markets in which we operate or have business, or if we fail for any reason to continue to capitalize on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline.
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
•ICANN, TLD operators, governments and governmental authorities may impose requirements for verification of domain name registrant information that are inconsistent with our current business practices or that result in inconsistency among industry participants, including but not limited to changes under the E.U. NIS2 Directive;
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
ICANN has periodically authorized the introduction of new TLDs and made domain names related to them available for registration. In 2012, ICANN significantly expanded the number of gTLDs through the first application round of the Expansion Program. This resulted in the delegation of new gTLDs in 2014. ICANN has introduced a new gTLD program, Next Round, which is expected to open in April 2026 upon completion of the policy implementation work.
Our competitive position depends in part on our ability to gain access to these new TLDs. A significant portion of our business relies on our ability to sell domain name registrations to our customers, and any limitations on our access to newly created TLDs could adversely impact our ability to sell domain name registrations to customers, and thus could adversely impact our business. Furthermore, GoDaddy Registry is also impacted by delays of future gTLD application rounds. Although we expect to continue to sell and pursue operator rights for new gTLDs as they are introduced, our ability to obtain these rights, gain contracts to provide backend registry services, or sell new domain name registrations to our customers may be adversely impacted if the Expansion Program does not continue, or if, when continued, we are unable to obtain these rights or gain these contracts our business and the financial and operational aspects of our business may be harmed. In addition, if the Next Round is delayed as a result of the timing of the policy implementation work, or is not opened in the future at all, the reputation of the industry and our business and the financial and operational aspects of our business may be harmed.
The relevant domain name registry and ICANN impose a charge upon each registrar for the administration of each domain name registration. If these fees increase, it would have a significant impact upon our operating results.
Each registry typically imposes a fee in association with the registration of a domain name. For example, VeriSign, the registry for .com and .net, has a current annual list price of $10.26 for each .com registration, and ICANN currently annually charges $0.18 for most domain names registered in the gTLDs within its purview. In addition, VeriSign, which operates the .com and .net gTLDs under registry agreements with ICANN and, with respect to the .com gTLD, a Cooperative Agreement with the U.S. Department of Commerce, has previously been given the right to annually increase prices, subject to certain limitations, and has done so in recent years, including to the current list price of $10.26. If fees continue to increase, costs to our customers could become higher, which could have an adverse impact on our results of operations. We have no control over ICANN, VeriSign or other domain name registries and cannot predict their future fee structures.
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
Global developments in privacy, data protection, cybersecurity and content moderation regulation have changed and may continue to change some of the ways in which we, our sellers, our vendors and other third parties collect, store, transmit, or otherwise process personal, sensitive, proprietary or confidential information. These regulations have also created and will continue to create additional compliance obligations for us and our sellers, vendors, and other third parties. New cybersecurity laws and regulations may require us to incur additional costs and may negatively impact our business operations. For example, the E.U. member states are in the process of fully transposing into their respective national laws the NIS2 Directive, which concerns the cybersecurity of certain critical infrastructure sectors, including digital infrastructure. The particular requirements of the NIS2 Directive are uncertain but are expected to impose additional cybersecurity and other obligations on entities providing a variety of internet-related services, including those not established within the E.U., such as GoDaddy. These new regulatory requirements may result in our incurring significant additional costs to comply. Certain of these new regulations are expected to apply directly to GoDaddy and to our customers and vendors each of whom may be required, or may attempt to pass through certain compliance obligations to GoDaddy. Any failure to comply could result in fines and negative publicity, which could cause reputational harm and damage to our business, or termination of agreements with regulated customers and vendors.
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

Certain jurisdictions regulate international transfers of personal data. We have established processes for making data transfers consistent with the laws in the jurisdictions in which we operate. We use Data Processing Addendums or other similar agreements for certain transfers of personal data from the E.U./EEA to other countries when required, including for transfers to the U.S. In addition, several of our companies also have self-certified their compliance with the E.U.-U.S. Data Privacy Framework, the U.K. Extension to the E.U.-U.S. Data Privacy Framework, and the Swiss-U.S. Data Privacy Framework relating to transfers of personal data from those jurisdictions.
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
In addition to intellectual property claims, we are also involved in other types of litigation and claims, including claims relating to commercial disputes, consumer protection and employment, such as harassment. For example, we have faced and may continue to face in the future, claims related to the Fair Labor Standards Act, the Telephone Consumer Protection Act, and the Americans with Disabilities Act (and similar federal, state and international consumer protection statutes, including the Brazil Consumer Protection Code). We have also been involved in putative class action lawsuits, including lawsuits alleging violations of the Telephone Consumer Protection Act. Class action plaintiffs in particular often seek substantial statutory damages and attorneys' fees, and demand changes to our products, features or business practices. Although the results of any such current or future litigation, regardless of the underlying nature of the claims, cannot be predicted with certainty, the final outcome of any current or future claims or lawsuits we face could adversely affect our business, financial condition and results of operations. Any negative outcome from claims or litigation, including settlements, could result in payment of substantial monetary damages or fines, attorneys' fees or costly and significant and undesirable changes to our products, features, marketing efforts or business practices. As we have expanded our international business, we have experienced an increase in litigation occurring outside of the U.S., due in part to consumer-friendly laws and regulations in certain countries and legal systems with limited experience with claims related to the domain industry. Defending such litigation is costly and time consuming. The outcome of such litigation may not be the same as similar litigation in the U.S., which may have an adverse effect on our business, financial condition and results of operations. Further, claims or litigation brought against our customers or business partners may subject us to indemnification obligations or obligations to refund fees to, and adversely affect our relationships with, our customers or business partners. Such indemnification or refund obligations or litigation judgments or settlements that result in the payment of substantial monetary damages, fines and attorneys' fees may not be sufficiently covered by our insurance policies, if at all.
In addition, during the course of any litigation, regardless of its nature, there could be public announcements of the results of hearings, motions, preliminary rulings or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantially adverse effect on the trading price of our Class A common stock. Regardless of the merit of claims asserted against us, claims are generally time-consuming and costly to evaluate and ultimately defend, and can impose a significant burden on management and employees. Further, because of the, at times, substantial amount of discovery required in connection with litigation, there is a risk that some of our confidential business or other proprietary information could be compromised by disclosure.
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
As of September 30, 2024, we had 365 issued patents in the U.S. and other countries covering various aspects of our product offerings. Additionally, as of September 30, 2024, we had 12 pending U.S. and international patent applications and intend to file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations or in certain jurisdictions, and may choose to abandon patents that are no longer of strategic value to us, in each case even if those innovations have financial value to us. In addition, under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative processes or litigation. In addition, issuance of a patent does not assure that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.

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
As of September 30, 2024, we had 585 registered and 51 pending trademarks in jurisdictions including the U.S., E.U., UK, China and Germany; we have also filed a trademark application for GoDaddy Airo™. We have also registered, or applied to register, the trademarks associated with several of our leading brands in the U.S. and in certain other countries, including for our logo launched in January 2020, the "Go." Competitors and others may have adopted, and in the future may adopt, tag lines or service or product names similar to ours, which could impede our ability to build our brands' identities and possibly lead to confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered and common law trademarks or trademarks incorporating variations of the terms or designs of one or more of our trademarks and opposition filings made when we apply to register our trademarks.
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
The use of open source software can also present greater risk than the use of third-party commercial software. Open source software is generally offered on an as-is basis and licensors typically do not offer warranties, controls on software origin or development, or remedies against claims. Furthermore, ongoing disputes in the open source community may heighten these risks, potentially creating uncertainty and operational challenges. Many of the inherent risks associated with open source software cannot be fully mitigated, which could materially impact our business operations and financial results.
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
Payments Regulations. The processing and acceptance of a variety of payment methods is subject to various laws, rules, regulations, legal interpretations, and regulatory guidance, including those governing (i) cross-border and domestic money transmission and funds transfers, (ii) foreign exchange, (iii) payment services, (iv) consumer protection and (v) information and communications security. If we or our GoDaddy Payments business were found to be in violation of applicable laws or regulations, we could be subject to additional operating requirements and/or civil and criminal penalties or forced to cease providing certain services.
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
The trading price of our Class A common stock has in the past been, and is likely to continue to be, highly volatile and these fluctuations could cause you to lose all or part of your investment in our common stock. Since shares of our Class A common stock were sold in our initial public offering in April 2015 at a price of $20.00 per share, the reported high and low sales prices of our Class A common stock have ranged from $21.04 to $167.65 per share through October 25, 2024. Factors that may cause the market price of our Class A common stock to fluctuate include:
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
In the past, our board of directors has approved the repurchase of shares of our Class A common stock. In August 2023, our board of directors approved the repurchase of up to an additional $1,000.0 million of our Class A common stock. Such approval was in addition to the amount remaining available for repurchases under prior approvals of our board of directors, such that our total approved authority under the program is $4,000.0 million of shares of our Class A common stock through 2025. Under this or any other future share repurchase programs, we may make share repurchases through a variety of methods, including open market share purchases, accelerated share repurchase programs, block transactions or privately negotiated transactions, in accordance with applicable federal securities laws. During the nine months ended September 30, 2024, we repurchased shares of our Class A common stock in the open market, which were retired upon repurchase, for an aggregate purchase price of $668.1 million. Of the $4,000.0 million authorized for repurchase, we have repurchased shares representing a cumulative total of $3,232.6 million and as of September 30, 2024, we had $767.4 million of remaining authorization available for repurchases. Future share repurchase programs may have no time limit, may not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
Our continued growth depends on the ability of our customers to access our products, services and customer support at any time and within an acceptable amount of time. In addition, our ability to access certain third-party solutions is important to our operations and the delivery of our products, services and customer support. Although we have disaster recovery plans in place, a significant natural disaster, such as an earthquake, fire or flood or other unusual or prolonged adverse weather patterns, whether due to climate change or otherwise, or acts of terrorism, civil unrest, pandemics, such as the COVID-19 pandemic, international conflicts, such as the conflicts between Russia and Ukraine and in the Middle East, or other similar events beyond our control could cause disruptions in our business or the business of our infrastructure vendors, data center hosting providers, partners or customers, our infrastructure vendors' abilities to provide connectivity and perform services on a timely basis or the economy as a whole. In the event our or our service providers' IT systems' are hindered by any of the events discussed above or otherwise, we could experience downtime, our products could become unavailable or our customers' websites could experience downtime or become unavailable. A prolonged service disruption for any of the foregoing reasons would negatively impact our ability to serve our customers and could damage our reputation, expose us to liability, cause us to lose customers or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the services we use.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Information regarding share repurchases is also provided in Note 4 to our financial statements included in Part 1, Item 1 of this Quarterly Report and is incorporated herein by reference. Share repurchases during the three months ended September 30, 2024 were as follows:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs (in millions)
July 1 - July 31	818	$142.40	818
August 1 - August 31	1,057	$139.40	1,057
September 1 - September 30	—		—
Total	1,875		1,875	$767.4
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
On August 12, 2024, Brian Sharples, member of the Company's Board of Directors, adopted a 10b5-1 trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 10b5-1 trading plan provides for the sale of an aggregate of 6,500 shares of the company's Class A common stock between November 2024 and November 2025.

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

GODADDY INC.

Date:	October 30, 2024	/s/ Mark McCaffrey
Mark McCaffrey
Chief Financial Officer