Form 10-K
period 2024-12-31
GoDaddy Inc.
filed 2025-02-20
CIK 1609711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                         ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                                        ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                                 ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                         ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒
As of June 30, 2024, the aggregate market value of the registrant's Class A common stock held by non-affiliates, based upon the closing sales price for the registrant's Class A common stock as reported by the New York Stock Exchange, was approximately $19.7 billion. For the purpose of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares beneficially owned by each of our executive officers and directors.
As of February 14, 2025, there were 141,355,906 shares of GoDaddy Inc.'s Class A common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2024.

GoDaddy Inc.
Annual Report on Form 10-K
Year Ended December 31, 2024

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (Annual Report), including the sections titled "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), involving substantial risks and uncertainties. The words "believe," "may," "will," "potentially," "plan," "could," "should," "predict," "ongoing," "estimate," "continue," "anticipate," "intend," "project," "expect," "seek," or the negative of these words, or terms or similar expressions conveying uncertainty of future events or outcomes, or that concern our expectations, strategy, plans or intentions, are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated, or expected. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements discussed under the heading "Risk Factors" in Part I, Item 1A, and in our publicly available filings and press releases. These statements include, among other things, those regarding:
•our ability to continue to increase sales to new and existing customers;
•our ability to develop new solutions and bring them to market in a timely manner;
•our ability to timely and effectively scale and adapt our existing solutions;
•our ability to deploy new and evolving technologies, such as artificial intelligence, generative artificial intelligence, agentic artificial intelligence, machine learning, and similar tools (collectively, AI) in our offerings;
•our dependence on establishing and maintaining a strong brand;
•the occurrence of service interruptions and security or privacy incidents and related remediation efforts and fines;
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
•our ability to maintain our high customer retention rates and grow the level of our customers' lifetime spend;
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
•our ability to stay in compliance with laws, rules and regulations currently applicable to, or which may become applicable to, our business both in the United States (U.S.) and internationally;
•economic and industry trends or trend analysis;

NOTE ABOUT FORWARD-LOOKING STATEMENTS (continued)

•our ability to attract and retain qualified employees and key personnel;
•anticipated income tax rates, tax estimates and tax standards;
•our future taxable income and ability to realize our deferred tax assets;
•interest rate changes;
•the future trading prices of our Class A common stock;
•our expectations regarding the outcome of any regulatory investigation or litigation;
•the amount and timing of future repurchases of our Class A common stock under any share repurchase program; and
•the potential impact of shareholder activism on our business and operations.
as well as other statements regarding our future operations, financial condition, growth prospects and business strategies.
We operate in very competitive and rapidly changing environments, and new risks emerge from time-to-time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report may not occur, and actual results could differ materially and adversely from those implied in our forward-looking statements.
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

Part I.
Item 1. Business
Overview
GoDaddy is a global leader serving a large market of entrepreneurs, developing and delivering easy-to-use solutions as a one-stop shop provider, alongside personalized guidance. We serve small businesses, individuals, organizations, developers, designers and domain investors. Our vision is to radically shift the global economy toward life-fulfilling entrepreneurial ventures. Our mission is to empower entrepreneurs everywhere, making opportunity more inclusive for all. We are passionate about our mission and honored that entrepreneurs trust their ideas with us. Our 20.5 million customers are passionate and determined to transform their ideas into something meaningful. Our ability to evolve and build products to meet our customers' needs uniquely positions us to help our customers navigate their journey as small business owners.
Our customers' journeys tend to be non-linear and each phase can be iterative in nature. We design our solutions to help across all aspects of our customers’ businesses and to assist them in improving and growing across what we call the "Entrepreneur's Wheel." The Entrepreneur's Wheel represents our customers' needs within three key focuses areas: Identity, Presence and Commerce.
Our customers often start with the most intimate of brand considerations, their Identity, which includes their company name, domain name, logo and email address. The domain name continues to be an important initial step for customers as they start and grow their business. We provide products to support their brand through our domain services that blend seamlessly into their connected social identities and online presence. In addition, with the help of GoDaddy Airo® (Airo), entrepreneurs can more easily establish their identity through AI-powered domain name searches and logo creation.
We also help our customers manage and grow their Presence while connecting with their customers through our expanded service offerings and access to relevant third-party products and platforms. We offer a suite of Presence-based solutions, most of which are enhanced by Airo, including website building and hosting, marketplace syndication, social media, search engine visibility, security, business products and email and other services.
Finally, we have built a suite of Commerce solutions that enable our customers to sell directly online, in-person and across multiple channels, such as marketplaces and social platforms, and to integrate dynamic information everywhere they engage with current and potential customers. These solutions include GoDaddy Payments, point-of-sale systems that unify transaction management for both in-person and online sales, and an inventory and order dashboard for easier management of our customers' businesses.

At GoDaddy, we believe our customers should have both great technology and great support at every point on the Entrepreneur's Wheel. With AI-powered experiences such as Airo and customer centric assistance such as our GoDaddy Guides, we can provide intelligent, proactive experiences within our GoDaddy solutions. For example, Airo can help small businesses build and grow with domain searches, logo and image creation, website and social media posts, ad design and email marketing campaigns. In addition, we help set our customers up for success with personalized guidance from our GoDaddy Guides via phone and digital experiences, thousands of daily conversations and our gathering of valuable feedback to enable us to continually evolve our products and solutions and respond to our customers' changing needs.
Our people and unique culture have been integral to our success. We live by the same principles that enable our customers' ideas to survive and thrive, including owning outcomes, building value, joining forces, working courageously and living passionately. We take pride in delivering successful outcomes based on data-driven decisions, which we believe is a key factor driving our financial performance.
Our Customers and Solutions
GoDaddy is built to serve the needs of customers by providing easy-to-use products on an integrated technology platform wrapped with personalized guidance.
Our Customers
We serve several customer populations: (i) Independents, (ii) WebPros, (iii) Domain Investors, and (iv) Domain Registrars, Third Party Registrars and Corporate Domain Portfolio owners. While these customer populations tend to utilize many of the same GoDaddy product offerings, there are meaningful differences in their journeys, what they value, their goals and how they communicate with their current and potential customers. We aim to establish and provide solutions that address these differences.
Our largest customer population, Independents, consists mostly of microbusinesses and non-commercial endeavors. Microbusiness owners have an entrepreneurial spirit, strong work ethic and, above all, passion for their ideas, yet their specific needs vary depending on the type of their idea and the phase of their journey. Independents range from individuals who have an initial business idea and those thinking about starting a business, to established ventures that need help attracting customers, growing their sales, processing payments, managing their online presence or expanding their operations. Most Independents have fewer than five employees, and most self-identify as having little to no technology or design skills. These customers need our help to create a unique and secure identity, especially with the more technical aspects of their online presence. Although our customers have differing degrees of resources and technical capabilities, they all share a desire to find tools to help them bring their ideas to life, enhance connections with their audience, sell their products and services and provide a seamless experience for both existing and new customers.
Our second largest customer population, WebPros, are website designers and developers who build websites on behalf of businesses and noncommercial organizations. We estimate that half of all global website builds occur through a third party, such as our WebPros, on a do-it-for-you basis. WebPros are often freelancers, moonlighters or teams within website design agencies that often have website design as one of multiple streams of income. WebPros generally have more technical acumen and look for tools that provide greater amounts of flexibility, such as the WordPress content management system (CMS). Although WebPros have a need for technical depth and flexibility, they also benefit from our simplicity and guidance as tools to increase their throughput and maximize the use of their time. We help our WebPros customers in a number of ways beyond our product suite and services, including providing tools to help them save time, make money and exceed client expectations. These client management applications aim to make it easier for WebPros to manage their clients' websites at any host, or on GoDaddy products such as Managed WordPress. Our solutions are built to assist WebPros in more easily managing their overall business with capabilities such as client billing, administrative access and shopping features, making it easier for them to buy and manage multiple products for their clients, as well as make use of enhanced technical support and discounts for reselling GoDaddy products. We support a variety of third-party control panels and content management tools favored by WebPros including cPanel, Plesk, Drupal, Joomla and more.
Our third largest customer population is Domain Investors. Domain Investors are individuals or organizations who manage a portfolio of registered domains for the purpose of selling via secondary markets. These investors bring a unique and valuable resource to our business in the form of liquidity and the ability to help our other populations (Independents and WebPros) successfully find a domain name they prefer.

We also serve Domain Registrars, Third Party Registrars and Corporate Domain Portfolio owners. Domain Registrars are organizations that have their own domain registration offerings, but who use our domain registration and management platform. These commercial arrangements provide for strategic relationships with many key platforms and enable further scale of our domain registration technology and insights. Third party registrars are served through GoDaddy Registry which provides wholesale generic top-level domains (gTLDs) and country-code top-level domains (ccTLDs) for registrars to sell to the end customer. These top-level domains (TLDs) provide alternatives to the .com domain that more closely represent the names of our customers' ideas, businesses and brands. For registry operators, we provide a fully managed registry platform, including managing the full registry technology and operating stack at scale, with approximately 180 TLDs including some of the largest brands in the world. We also serve corporate domain portfolio owners, which are organizations that maintain and manage a large portfolio of domain names, including general and international domains. These customers are looking for the most powerful, secure and intuitive technology to streamline their processes, unparalleled industry experience and expertise to navigate the complexities of managing a corporate portfolio, and a focused and dedicated team that can provide committed support with the highest levels of security, service and domain management.
Our Solutions and Experiences
We designed and developed an extensive set of easy-to-use technology solutions and seamless experiences to enable our customers' journeys along the Entrepreneur's Wheel across multiple platforms and online marketplaces. We understand that no matter what our customers' needs are, or what stage of their idea they are focusing on, our customers want a "one-stop-shop" solution. We offer our customers products and services to meet them at every stage of their journey.
Our domain name registration products enable us to engage customers at a common starting place for establishing an exclusive, uniquely branded identity and are often an on-ramp for our other products. Domains are a part of our Core Platform business, and we believe our Applications and Commerce products are a natural adjacency to our domain registration products. Applications and Commerce products, including our proprietary website building and commerce products as well as our productivity solutions, significantly improve our value proposition to customers, thereby improving our financial performance, growth opportunities and customer retention.
In addition, we have built customer experiences that provide our solutions in a seamless one-stop-shop environment. Airo helps small businesses establish an online presence and grow through AI-powered tools that assist customers with domain searches, logo and image creation, website and social media posts, ad design and email marketing campaigns. And, our GoDaddy Guides are readily available and provide care to customers who have different levels of technical sophistication.
We manage and report our business in the following two segments:
•Applications and Commerce (A&C), which primarily consists of sales of products containing proprietary software, notably our website building products, as well as our proprietary commerce solutions and third-party email and productivity solutions and sales of certain products when they are included in bundled offerings of our proprietary software products.
•Core Platform (Core), which primarily consists of sales of domain registrations and renewals, aftermarket domain sales, domain protection, website hosting products and website security products when not included in bundled offerings of our proprietary software products as well as sales of products not containing a software component.
Applications and Commerce
Bringing an idea to life online, establishing and maintaining a presence and continuing to grow requires the right tools and products. Website building solutions, e-commerce tools, digital marketing capabilities and other GoDaddy solutions are designed to help our customers start, grow and scale their presence and ultimately their businesses. Our customers come to

GoDaddy to build a professional website, attract customers, sell their products and services and accept payments online and in person by engaging with our easy-to-use tools, managed in one place.
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
Managed WordPress and Managed WooCommerce Stores. Managed WordPress is our streamlined, optimized website building experience that allows our customers to easily build and manage a faster WordPress site that offers more flexibility and power than our Websites + Marketing solution. With our Managed WordPress site, we manage the administrative tasks for our customers, allowing them to spend more time on building or growing their business. We offer a variety of plans, with pricing based on various features. Our Managed WordPress sites are built with automatic, regular backups and core updates, enhanced security, integrated Secure Sockets Layer (SSL), one-click migration tools, pre-installed extensions, plugins and themes, business email and backups and a staging site. We also offer Managed WooCommerce Stores, giving our customers the freedom to sell anything, anywhere online, from physical products to digital downloads, services and subscriptions.
Digital Marketing. We offer a range of marketing tools and services designed to help businesses acquire and engage customers and create content. These capabilities are available in an integrated offering with our website and commerce tools, or as a stand-alone offering for customers using other website content-management systems. The tools are designed for busy customers who may lack experience with online marketing, focusing on ease of use, mobile experience and delivering business results. For example, Airo, an AI-powered experience, allows our customers to quickly create a powerful marketing campaign, including recommended, customized social media posts, better site traffic with the Airo SEO wizard, a step-by-step guide to optimizing each website page with suggested keywords and descriptions that can lead to better traffic results, and a Customer Insights dashboard that provides insights on site traffic, sales and orders and digital marketing. Our mobile application, GoDaddy Studio, helps our customers to grow their brands by easily creating impactful visual content for almost any online platform. Search Engine Optimization helps our customers get their websites found on major search sites using a simple step-by-step wizard with targeted recommendations on which search phrases are most likely to drive traffic to a customer's site. Business listings capabilities bring business information to where customers are looking, including Meta and Google My Business. Email marketing lets customers build targeted campaigns, either from scratch or using website or commerce content. Social Media Marketing helps customers create ads and boost brand awareness through a complete "do-it-for-me" service for managing engagement on the most popular social networks. This service combines dedicated teams of branding experts – photographers, writers, designers, marketers – with proprietary technology to manage activity on Meta, X and Yelp, among others, to help our customers acquire new customers and build stronger relationships with their existing customers.
Commerce
We aim to lead the small business commerce market by enabling GoDaddy customers of all sizes, from those just starting out to established businesses looking to scale and grow, to sell everywhere their customers shop. We design our commerce products to help our customers sell online, in person and on leading marketplaces, while being able to manage their sales from one place. In addition to robust commerce capabilities, we offer the lowest card transaction fees in the industry when compared to similar plans from other leading providers, which allows our customers to keep more of what they make.
Our primary commerce products and services include:
Online Store. Our Websites + Marketing product includes online store capabilities, which allows our customers to transact business directly on their websites. Online store capability is easy to use and offers powerful commerce features with templates for websites that are optimized for mobile shopping, integrations with GoDaddy Payments and our Smart Terminal Point-of-Sale (POS) system, inventory and product catalog management, and growth tools for marketing. It also allows customers to sell on marketplaces such as Amazon, Etsy, eBay, Walmart and Google and social media platforms such as Facebook and Instagram, with all channels managed from our centralized dashboard. As part of the GoDaddy Commerce ecosystem, Managed

WooCommerce Stores, our WordPress-based online store solutions, provide our customers with everything they need to sell online, in person, and across popular marketplaces and social media platforms from one built-in experience. Similar to our Websites + Marketing product, Managed WooCommerce Stores include our centralized dashboard, allow for marketplace selling and are integrated with GoDaddy Payments and our Smart Terminal POS system.
Point-of-Sale (POS) Systems. We offer a line of smart POS terminals for businesses with in-store operations, including our flagship countertop, Smart Terminal, and our compact Smart Terminal Flex. Our Smart Terminal devices are modern, dual screen all-in-one POS systems that allow our customers to manage in-store inventory and product catalogs and accept payments. In addition, the Smart Terminal line seamlessly integrates with both our Websites + Marketing Online Store and Managed WooCommerce Stores to unify in-person and online sales so businesses can offer “Buy online pick up in-store” experiences to their customers. The Smart Terminal line also offers access to third-party applications that meet merchants' needs that we do not address directly.
In addition to our Smart Terminal line of POS systems, we offer payment acceptance solutions that allow our customers to accept payments their way while seamlessly interacting with their customers wherever they may be. For example, we include Payable Domains, a default payments system that is designed to create a frictionless, out-of-the-box experience for our customers. Our Card Reader and Tap-to-Pay on the GoDaddy Mobile App (iPhone and Android) allow customers to accept payments and sell on the go. Our Virtual Terminal allows customers to accept payments from their smartphone, tablet or computer with Internet connection with no hardware needed. Our customers also have the ability to accept online payments without needing to create a website through our Online Pay Links. Customers can brand and personalize these shareable pay links with their domain, giving them another opportunity to build their brand. Pay links can be sent through text or email or shared on social media sites. We also provide merchants with QR code-based payments, allowing their customers to scan and pay through the GoDaddy Mobile App.
GoDaddy Payments. As a "payment facilitator," GoDaddy Payments enables our customers in both the U.S. and Canada to accept all major forms of payment, including Visa, MasterCard, American Express, Discover, and contactless payments including Apple Pay and Google Pay, with no long-term contracts or monthly minimums. This service enables our customers to start accepting payments in minutes with a simple setup and get paid, in many cases, as early as the next business day, all with the lowest fees in the industry when compared to similar plans from other leading providers. In addition, GoDaddy Payments is built-in as a payments acceptance method in all our U.S. and Canada commerce products for easy enablement.
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
Microsoft 365. We offer fully-supported Microsoft 365 accounts that are easy to set up and use with our customers' domains. We offer Microsoft 365 through multiple plans, ranging from email with calendar and contacts connected to a full suite of productivity tools, including file sharing and full desktop versions of Microsoft productivity applications, such as Outlook, Word, Excel and PowerPoint. For customers wanting to protect their email data, we provide an email backup service, and for customers needing to comply with regulatory requirements, we provide email add-on services such as HIPAA-enabled email, encryption services (in partnership with ProofPoint), archiving services (in partnership with Barracuda) and advanced e-mail security. Our customers can also make use of Microsoft Copilot through chat enabled features, or can purchase Microsoft 365 Copilot as an integrated solution for Microsoft Office apps. We help make Microsoft 365 and Microsoft 365 Copilot installation easy, allowing customers to be up and running in minutes, including "do-it-for-me" migration services to move customers' existing email data to Microsoft 365 accounts.

In 2024, 2023 and 2022, we derived approximately 36%, 34% and 31% of our total revenue, respectively, from sales of our A&C products.
Core Platform
Domains
Every great idea needs a great name and GoDaddy is the leading global domain naming service. Staking a claim on an identity with a domain name is an integral part of establishing a concept and presence online. When inspiration strikes, we provide our customers with the broadest selection of domains and high-quality search, discovery and recommendation tools to help them find the right name for their idea. Securing a domain is a key component to creating a complete identity and our domain products often serve as the starting point in our customer relationships. We are a global leader in domain name registration, with approximately 81 million domains under management as of December 31, 2024. Based on information reported in VeriSign's most recent Domain Name Industry Brief, this represented approximately 22% of the approximately 362 million domain names registered worldwide as of December 31, 2024. As of December 31, 2024, approximately 93% of our customers purchased a domain from us. In addition, GoDaddy Registry provides a high-performance back-end registry technology platform with a portfolio of TLDs including .biz, .co, .nyc, and .us.
Our primary domains product offerings include:
Primary Registrations. Using our website or mobile application, we offer customers the ability to search for and register available domain names with the applicable registry. Our inventory for primary registrations is defined by the number of TLDs we offer. As of December 31, 2024, 458 different generic TLDs, such as .com, .net and .biz, and 58 different country code TLDs, such as .co, .ca, .in and .jp., were available for purchase through GoDaddy. Since 2013, hundreds of new gTLDs were launched through ICANN's "new gTLD program" initiated in 2012 (the Expansion Program), making it easier for companies and individuals to find and register new, easy-to-remember domain names tailored to their ideas, industry or interests. ccTLDs are important to our international expansion efforts as we found international customers often prefer the ccTLD for the country or geographic market in which they operate. Our primary registration offering relies heavily on our search, discovery and recommendation tools which enable our customers to find a domain name that matches their business needs and goals. We also sell domain registrations through relationships with third-party resellers and we provide back-end registry services supporting approximately 180 TLDs.
Aftermarket. We operate a large domain aftermarket platform, which processes aftermarket, or secondary, domain name sales and we maintain a portfolio of more than 1.0 million domain names. We designed our aftermarket platform to enable the seamless purchase and sale of previously registered domain names through an online auction, an offer and counter offer transaction, a "buy now" transaction and automation and lease to own options for our customers. In addition, we allow our customers to "List for Sale" names under their registration, and we provide functionality for the entire registrar network to list expiring domains from their platforms and "List for Sale" functionality to registrar partners allowing their currently registered customers to list domain names within GoDaddy's aftermarket. These various channels provide a diverse inventory available to meet the demand from our customers. In addition, our GoDaddy Investor mobile application helps investors watch and bid on domains at auction and stay on top of their current bids from their mobile devices. We operate a cross-registrar network that automates transaction execution across registrars, thereby reducing the time required to complete a transaction.
Registry. GoDaddy Registry is a world-leading provider of domain name registry services. GoDaddy Registry operates or provides back-end registry services to approximately 180 registry TLDs including ccTLDs, such as .us, .tv and .co, city TLDs such as .nyc and .sydney, gTLDs such as .club, .health and .design, and branded TLDs such as .chase and .godaddy. Our integrated registry solutions provide policy and operational support, and domain marketing, sales and strategic planning.
Domain Name Add-ons. Domain name add-ons are features that are offered for purchase concurrently with domain name registrations and have low costs associated with their delivery. For example, in addition to privacy features included at no cost with every domain registered with GoDaddy, we offer more advanced full domain and ultimate domain protection products exclusively focused on protecting our customers' domains against bad actors and online risks, as well as domain ownership products, to prevent the accidental loss of a domain name.

Hosting and Security
For more technically sophisticated WebPros and other customers, we provide high-performance, flexible hosting and security products that can be used with a variety of open source design tools, including WordPress. We design these solutions to be easy to use, effective, reliable, flexible and provide great value. We offer a variety of hosting and security products enabling our customers to create and manage their identity, or in the case of WebPros, the identities of their end-customers.
Our primary hosting and security products include:
Shared Website Hosting. The term "shared hosting" refers to the housing of multiple websites on the same server. Shared hosting is our most popular hosting product. We operate, maintain and support shared website hosting in our owned and operated data centers and our leased co-located data centers using either Linux or Windows operating systems. We currently offer several tiers of website hosting plans to suit the needs and resources of our customers, a majority of which use industry standard cPanel or Parallels Plesk control panels. We also bundle our hosting plans with a variety of applications and products such as web analytics and SSL certificates. WordPress is the most used CMS on our shared hosting platform.
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
Security. Our security product portfolio is a comprehensive suite of tools designed to help our customers secure their online presence. The portfolio includes (i) SSL certificates to help ensure information is secure between browsers and servers through encryption; (ii) the use of a content delivery network to improve a website's performance; (iii) a proprietary web application firewall to help keep customers' websites safe from hackers; (iv) managed security with malware scanning and site cleanups; and (v) a skilled team of security professionals working to secure our services or to provide support in the event of a disruption to our solutions.
In 2024, 2023 and 2022, we derived approximately 64%, 66% and 69% of our total revenue, respectively, from sales of our Core Platform products.
Experiences
GoDaddy Airo®
Airo is an intelligent experience that can help proactively build and grow our customers' businesses with the power of AI. Airo operates across the GoDaddy ecosystem and is built to activate intelligent, proactive experiences within other GoDaddy solutions. Airo aims to help our customers by anticipating their needs and providing solutions through informed interactions across the GoDaddy suite of products and services, small business industry expertise, knowledge queries and best practices. Airo can help our customers build their identity with domain searching, personalized logos, email inboxes and email templates. It also aims to help our customers grow their business with proactive email and text messages, proposed product descriptions and social media posts, conversational UI landing pages and auto-generated product catalogs.
GoDaddy Guides
Our GoDaddy Guides consist of approximately 5,900 specialists worldwide who are readily available to provide care to and build strong relationships with our customers throughout their lifetime. Our customers deeply value expertise and know-how that is individualized and unique to their ventures and our Guides are trained and supported to provide the high-quality, responsive and personalized guidance that our customers need. In addition, our GoDaddy Guides market our brand through their recommendations of our solutions to specifically meet the needs of our customers to support their growth.
Our Opportunity and Advantages
Our Opportunity—Empowering Entrepreneurs
Our mission is to empower entrepreneurs everywhere, making opportunity more inclusive for all. Our customers represent a large and diverse market that we believe is fundamentally underserved by other companies. According to the U.S.

Small Business Administration's Office of Advocacy, 99.9% of all firms in the U.S. are small businesses, of which there were approximately 34.8 million, based on the Census Bureau's 2021 Statistics of U.S. Businesses. These small businesses are estimated to represent approximately 43.5% of total U.S. gross domestic product (GDP). We believe a significant market exists for our products and services, and we believe our addressable market extends beyond small businesses and includes individuals and organizations, such as universities, community organizations, charities and hobbyists.
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
•Presence. Presence represents the need of our customers to present themselves to their customers, which they do through an ever-expanding set of options across social media, marketing channels, email, marketplaces and through their website. Being able to seamlessly create and post content quickly is imperative. What it means for our customers to be online continues to evolve. Today, having an effective online presence often means having a combination of: (i) a secure and content-rich website viewable from any device; (ii) a presence on multiple social media channels (e.g., Meta, TikTok, Snapchat, X and WeChat); (iii) getting found by search engines (e.g., Google); and (iv) establishing a presence on: (a) an increasing number of horizontal marketplaces (e.g., Yelp and Eventbrite); (b) vertical marketplaces (e.g., Zillow, OpenTable and HomeAdvisor); and (c) e-commerce platforms (e.g., Amazon, eBay and Etsy).
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
•Technology that is easy-to-use, reliable, secure, efficient, performance enhancing and evolves with their needs. Our customers vary significantly, but they remain the same in their need for an integrated platform and set of tools that enable their domain, website, marketing and commerce solutions to easily work together as their ideas grow and become more complex. Our customers expect reliable products and want to be confident that their digital presence is secure, even when customized. Our customers work on their ideas whenever and however they can and need solutions fitting their lifestyle and schedule. Our products and services provide a platform that can meet the range of needs, demands and levels of sophistication of our customers, from those that may not be technologically savvy to more sophisticated customers such as WebPros. In addition to our standalone products, Airo helps small businesses establish their online presence and grow through AI-powered tools that assist with domain searches, logo and image creation, website and social media posts, ad design and email marketing campaigns.
•Connecting with a real person when they need help. Depending on their journey, a customer may seek guidance on setting up a website, launching new features or trying a new product or service and they need that guidance on their time. Our customers need real people who are readily available and can provide care to customers at all levels of technical sophistication. In addition to guiding our customers along their journey, we also provide support by handling the most difficult and arduous tasks for them through a collection of managed service offerings, and customers who utilize Airo-enabled solutions get access to personalized support for website content, logos, ready-to-use social media posts and more.
•Affordable solutions. Our customers often have limited financial resources and may be unable to make large, upfront investments in the latest technology. Our customers need affordable solutions that deliver impactful results to level the playing field with the tools that allow them to appear and act as bigger ventures. We aim to provide affordable products and services for our customers at every level to support their businesses.
Serving our customers’ needs creates deep relationships, where we are viewed as not just a solution provider, but also a guide and partner to their journey on the Entrepreneur's Wheel. This makes for a favorable business and economic model, aligning the interests of GoDaddy and our customers.
Our stable and durable business model is driven by strong brand recognition, efficient customer acquisition, high customer retention rates, increasing lifetime spend of our customers and our ability to attract high intent customers. In 2024, we generated $4,573 million of revenue, up 7.5% from $4,254 million in 2023, and we generated $5,039 million in total bookings, up 9.5% from $4,603 million in 2023. We believe the breadth and depth of our product offerings, seamless ease-of-use in a one-stop shop and the high-quality, personalized guidance and responsiveness from GoDaddy Guides continues to build strong customer relationships leading to our high customer retention rates. For the year ended December 31, 2024, our customer retention rate was approximately 84%, a slight reduction from the approximate 85% in each of the four years prior, due to divestitures, migrations and the end of life of certain products as part of our efforts to streamline brands outside the GoDaddy platform. For the year ended December 31, 2024, retention for customers within the GoDaddy platform, which represents the vast majority of our customers, was approximately 87%. The retention rate for our customers who had been with us for over three years as of December 31, 2024 was approximately 90%. Greater than 89% of our total revenue was generated by customers who were also customers in the prior year. In addition, in 2024, we had over 1.8 million customers who each spent more than $500 a year on our product offerings.
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
Global Brand Awareness. Our global brand benefits from high awareness as a leading domain name provider, with approximately 81 million domains under management as of December 31, 2024. Based on information reported in VeriSign's most recent Domain Name Industry Brief, this represented approximately 22% of the approximately 362 million domain names registered worldwide as of December 31, 2024. Our global presence gives us the ability to leverage our brand — a competitive advantage when customers search for products and solutions. We have 20.5 million paying customers and a customer retention rate of approximately 84% for the year ended December 31, 2024. We market and sell to customers in over 200 markets around the world and in 2024, 49% of our customer base and approximately a third of our revenue was derived from our international presence.
Seamlessly Intuitive Experiences. Our customers often self-identify as non-technical and inexperienced in areas such as marketing, content creation and customer management. Because they may lack the expertise to take full advantage of powerful tools, customers may be overwhelmed as they attempt to build and maintain their business. Our solutions aim to simplify this complexity with seamlessly intuitive experiences.
For example, with Managed WordPress, we help reduce the complexity of launching and managing WordPress sites so our customers can stay focused on growing their business, not managing complex WordPress hosting tasks. We provide this on a fully managed platform that delivers fast performance and AI-powered site creation. With Websites + Marketing, our proprietary CMS, we incorporate seamlessly intuitive experiences by uniting marketing, content, commerce and customer management tools into a single experience.
Additionally, with Airo, an experience that can help proactively build and grow our customers' businesses with AI, we aim to reduce complexities for our customers through an experience that can anticipate their needs and provide solutions through informed interactions, small business industry expertise, knowledge queries and best practices. Airo can help our customers build their identity with domain searching, personalized logos, email inboxes and email templates and aims to help our customers grow their business with proactive email and text messages, proposed product descriptions and social media posts, conversational UI landing pages and auto-generated product catalogs.
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
Personalized Guidance. Our customers deeply value expertise and know-how, which has been part of the GoDaddy DNA since our founding. Our customers' needs are highly individualized and unique to their ventures, which we believe makes operating a guidance experience – at scale – a competitive advantage.
In recent years, we extended this competency into several new interfaces and subject matters. These interfaces allow us to take learnings and insights gained from customer interactions to build and grow our product and service offerings and drive more thoughtful engagements for our customers. For example, within our Websites + Marketing platform, we are now creating customized action plans for our customers as they seek to market their businesses in a number of different channels based on the type of their venture and their geography. We have also significantly increased the training and engagement content available to our customers, through a number of different content forums and across platforms like YouTube and Instagram. In addition, customers who utilizeAiro-enabled solutions get access to personalized support for website content, logos, ready-to-use social media posts and more.
GoDaddy Venture Forward Research Initiative. Established in 2018, GoDaddy's Venture Forward research initiative quantifies the impact that more than 20 million online businesses (measured by a unique domain and an active website) have on their economies. Most of these businesses employ fewer than ten people, categorizing each as a microbusiness. While these microbusinesses may be small, their impact on economies is outsized even though they are often too informal or too new to show up in traditional government statistics. Venture Forward’s data helps those studying, reporting on or advocating for entrepreneurs understand developing themes and insights into microbusiness/digital entrepreneurship. The data also helps us better understand our customers' mindsets, the requirements and challenges they face from start-up through more substantial developments, their aspirations as well as their current circumstances. We can also tailor topics covered by our survey to reflect current events, providing real time updates that can inform on key insights and themes from the populations surveyed. We update this information quarterly and share it to download for free.
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
As of December 31, 2024, we employed 5,518 people worldwide, made up of 2,131 in care and services (who comprise a portion of our GoDaddy Guides), 2,247 in technology and development, 367 in marketing and advertising and 773 in general and administrative functions. In addition, GoDaddy partners with various third-party providers and vendors to provide contracted care and support services to our customers; approximately 3,700 individuals are employed with or engaged by our external partners. These third-party providers are primarily located in international markets, most significantly in India, the Philippines, and Malaysia. A majority of our employees are based in the U.S. and Europe. None of our U.S. employees are represented by a labor union or are party to any collective bargaining agreement in connection with his, her or their employment with us. Certain of our employees in Germany are represented by employee works councils and some other internationally based employees are represented by worker representatives in accordance with local regulations.

At GoDaddy, we strive for a workplace culture where everyone has the opportunity to thrive. We support this goal by focusing on key human capital initiatives including:
•Compensation, Pay Parity and Benefits. We actively work to attract a diverse employee population and are committed to providing equitable opportunity in all aspects of employment. In line with this, our compensation programs and practices are designed to compensate our employees fairly based on the work that they perform. Our Compensation and Human Capital Committee aims to design compensation programs that align our pay for performance philosophy at each stage at which compensation decisions are made, including at hire, promotion and throughout the annual compensation cycle. Since 2015, we have published an annual diversity and pay parity report and, according to our analysis, we continue to compensate our male and female employees substantially the same for performing similar jobs across the company for all entities included in our analysis. In 2017, we began reporting on our pay practices across U.S.-based employee populations and reported each year that, according to our analysis of such data, we have paid employees of color and white employees substantially the same for performing similar jobs across the company. In addition to these pay practices, we continue to offer employees a range of comprehensive and competitive benefits and well being offerings that support our human-centered approach and that allow us to attract and retain top talent.
•Diversity, Equity, Inclusion and Belonging. At GoDaddy, we are committed to attracting, hiring, and retaining the best talent from around the world. We strive to foster a diverse, inclusive and equitable workplace where all employees have the opportunity to learn, grow, and succeed. Our employee resource groups (ERGs) play an important role in supporting these goals. ERGs are voluntary, employee-led groups open to all employees that focus on the common topics, identities, affinities, and interests that matter to our people. Aligning with our values of joining forces and respecting one another, our ERGs help employees connect with one another, feel a sense of belonging at GoDaddy, support one another’s professional development and come together. We also continuously work to have hiring, development, and retention practices that enable GoDaddy to be an employer of choice for top talent globally. To do so, we leverage the expertise of organizations like the Human Rights Campaign, PulseLearning and VMware Women’s Leadership Innovation Lab at Stanford University to understand best practices in these areas. As we work to make opportunity more inclusive for all, we remain committed to cultivating a workplace where our employees can thrive.
•Talent and Career Development. We commit to providing fulfilling career development opportunities for our employees. Through our learning and development initiatives, we aim to achieve three goals: (i) align employees to our company strategy and goals; (ii) connect employees through experiential learning; and (iii) grow employee skill sets for the future. We offer extensive learning opportunities to our employees spanning leadership, sales, service and technology and compliance training through e-learning, instructor-led content, video-based and blended platforms. We offer several leadership development opportunities including new manager onboarding, a leadership development program for managers and above, and a multi-month management program for our care and services managers. In addition, for our GoDaddy Guides, we offer continuing education and training programs that are immersive with environments, technology, and tools that enable active learning. We are also supporting our employees with the latest technologies to enhance and assist in productivity and learning, including AI solutions and software, such as our Guide Assist Bot, GABI, which supports our GoDaddy Guides as they provide care to our customers.
•Employee Engagement. We aim to create a working environment and culture in which our employees feel respected and supported to do their best work. To that end, we ensure that we are engaging, listening and responding to employee concerns through our annual anonymous employee engagement survey known as GoDaddy Voice. Approximately 84% of our employees participated in the survey in 2024. We monitor employee responses to identify areas of opportunity and set goals and expectations for improvement to ensure employees feel connected and engaged with GoDaddy's mission, our customers and their own teams. Following a comprehensive review, the key results, areas of progress and opportunity, and plans for improvement are shared with all employees.
•Community Engagement. Our social impact work, overseen by our Corporate Sustainability & ESG team, is an extension of our company vision and mission. Through our global volunteer and matching programs, we enable our employees to volunteer in their communities with paid time off, and we match employee donations to qualifying nonprofits of choice up to $1,500 per employee per year or country equivalent. In addition, our employees can earn funds for qualifying nonprofits they volunteer with through our volunteer rewards program.
Our Board and the Compensation and Human Capital Committee oversee our human capital management programs, practices and strategies. Additional information on these matters and their oversight can be found in our annual proxy statement.

Our most recently published pay parity practices and Company-wide gender and racial/ethnic representation are published in our annual sustainability report, which is available on our website along with our recent EEO-1 Report.
Technology and Infrastructure
Our products, customer experiences and business systems are enabled by our technology and infrastructure to provide scalability, security and flexibility. Technology and development expenses, including those expenses related to our technology platform, were $814 million, $840 million and $794 million in 2024, 2023 and 2022, respectively. The growth in our technology and development expenses has been driven primarily by our focus on enhancing customer experiences through the use of software-driven products. Additionally, we offer Domain Registry and Corporate Domains solutions to our customers. We built a scalable infrastructure platform allowing us to optimize for economies of scale and enable next-generation hosting architecture for our customers, while investing in faster, denser and more efficient data centers, improved network connectivity and improved resiliency, both domestically and internationally.
We aim to provide a reliable and secure global platform and infrastructure. Our investments in technology, including engineers, patents, online security, customer privacy, reliable infrastructure and data science capabilities, enable us to innovate and deliver personalized solutions to our customers. Our API-driven technology platform is built on state-of-the-art, open source technologies like OpenStack and other large-scale, distributed systems. Additionally, our platform allows our developers to create new and enhanced products or product features assembled from common building blocks leading to faster deployment cycles. We believe our products work well together and are more valuable and easier to use together than if our customers purchased them individually from other companies and tried to integrate them. As of December 31, 2024, we had 2,247 employees in technology and development and 368 issued patents in the U.S. and other countries covering various aspects of our product offerings. Additionally, as of December 31, 2024, we had 11 pending U.S. and international patent applications and intend to file additional patent applications in the future.
Physical Infrastructure and Management
Our physical technology infrastructure supports our products, experiences and business systems through servers located in data centers around the world. As a leading website hosting platform, we invest significantly in our peering architecture and underlying infrastructure management to handle significant Internet traffic at low bandwidth costs. We invest in the automation of common physical data center components like servers, load balancers, switches and storage, and we use open source solutions when possible to automate manual processes and thereby reduce the risk of human error and lower costs. Additionally, we leverage a common automated infrastructure based on OpenStack and Kernel-based Virtual Machine (KVM) to enable next-generation services. We continue to migrate many of our non-hosting products and internal systems to Amazon Web Services (AWS) and an optimized company owned cloud infrastructure. These and other efforts have reduced our managed physical footprint by approximately 80% over the last three years, and have accelerated our ability to provide speed and reliability in both our product and customer experiences. These efforts and our technology infrastructure footprint allow us to scale and provide our customers with valuable products at affordable prices.
Customer Experience and Business Systems
Our platforms provide our global customers easy-to-use products, by allowing us to experiment and quickly deploy improvements incorporating our data insights. Our investments in our platform capabilities include the following:
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
Product Development
We continue to expand the ways we serve our customers to adjust to their changing needs from primarily domain name registration and hosting to a broader spectrum of offerings. Our primary website building products (Websites + Marketing, Managed WordPress), website security suite, email offerings (Microsoft 365), commerce products and domain aftermarket each represent significant need states that are complementary to our long-standing offerings and benefit from our strengths as a company in human-infused technology. Our key product development initiatives include:
Powering a Simple and Effortless Presence. We offer a range of solutions that help our customers publish their ideas online, including Websites + Marketing and Managed WordPress. These solutions combine mobile-optimized website builders with an integrated set of marketing and e-commerce tools, all of which is enhanced with AI. We continue to invest in Websites + Marketing and other tools, templates and technology to make building, maintaining and updating a professional looking mobile or desktop presence simple and easy. We harnessed the foundational expertise we cultivated with respect to AI to introduce multiple customer-facing capabilities in generative AI across our suite of products, including Airo to deliver personalized website content, logos, domains, ready-to-use social media posts, marketing calendars, email communications and more. The automation and content creation abilities inherent in these tools elevate the discoverability of and engagement with our products, creating a true one-stop-shop experience. This further enhances our customers' capacity to market their products, sell online, manage their businesses and grow, all in a seamless, low-friction manner.
Making the Business of Business Easy. Our business applications range from domain-specific email and email marketing to telephony services and payment tools to help our customers communicate with their customers and grow their ideas. For example, GoDaddy Conversations is a communications platform that helps small businesses support, engage and convert customers through email, text, online chat, social media, voice and video conversations. GoDaddy Conversations is also integrated with Google's Business Messages, allowing customers with Websites + Marketing plans to receive messages from their customers using Google Search and Google Maps. We intend to continue investing in the breadth of our product offerings to help our customers connect with their customers and run their ventures.
The Next Generation of Naming. We are a global leader in domain name registration, with approximately 81 million domains under management. We offer easy and efficient domain name search tools through our website and mobile application, including search using business descriptions, which enables GoDaddy to better understand intent and suggest a wide variety of creative domain and business name recommendations that suit a customer's needs. Customers can now also use Airo to generate unique domain name suggestions. In addition, through GoDaddy Registry, we operate or provide back-end registry services to approximately 180 TLDs. We also offer an expanded secondary market to help match buyers to sellers who already own domains. With GoDaddy Auctions, customers can find the perfect domain or invest in an inventory of domain listings and exclusive expired auctions, and they can even watch and bid on domains at auction and stay on top of current bids with our GoDaddy Investor mobile application. We continue to invest in search, discovery and recommendation tools and transfer protocols for both primary and secondary domains. In 2024 we started preparations for and work on an approach towards our participation in the next ICANN gTLD round. These efforts will continue throughout 2025. In addition, GoDaddy Registry now provides domain name blocking that is designed to help rights holders to take control of their online identity.
Partnering Up. Our flexible platform enables us to form strategic partnerships and quickly launch new products and offerings for our customers, including through partnerships such as Microsoft 365 for productivity solutions. Additionally, we have built a robust pipeline of future partnership opportunities to continue identifying value-added product and service offerings.
Harnessing the power of generative AI for our customers. We design our generative AI-powered tools and experiences to enhance our customers' discoverability of and engagement with the full suite of our product offerings and reduce the friction inherent in establishing their online presence and growing their businesses. With such tools, our customers can go from idea to domain to fully published website and content creation abilities in just minutes. In 2023, we introduced Airo, an AI-powered experience designed to build and help grow businesses online, implemented powerful generative AI tools into Websites + Marketing and brought AI-powered solutions to GoDaddy Pros with GoDaddy's AI Assistant in the Pro Hub. In 2024, we continued to build our AI-powered solutions and capabilities with the following:

•GoDaddy Airo: Continued to build Airo with increased investments in marketing initiatives to support a broader rollout to our customers, and now include Airo for customers that start with a website purchase. Airo also now provides advanced logos and imagery, as well as marketing tools to help our customers grow their businesses.
•Site Optimizer: Introduced our Site Optimizer tool, which can inspect any website and provide actionable recommendations to improve performance.
•Managed WordPress: Expanded AI generated content in Managed WordPress, including optimized and enhanced models to generate content for multiple pages of our customers' websites making it easier for customers to build and publish websites.
Helping customers sell anything anywhere. Our commerce solutions are designed to grow with our customers' businesses by enabling them to seamlessly sell both offline and online, from online marketplaces and social platforms, while easily managing their sales in one place. In 2024, we launched and upgraded the following commerce products and services:
•GoDaddy Payments Canada: Launched our first international market for GoDaddy Payments with the expansion into the Canadian market, offering Canadian merchants the lowest pricing compared to leading Canadian providers, and similar processing and payment acceptance solutions our U.S. merchants enjoy.
•Tap to Pay on GoDaddy App: Launched Tap-to-Pay capability in the GoDaddy Mobile App for Android phones, lowering the barrier for millions of small businesses to start accepting in-person, contactless payments in a seamless, low-friction sign-up experience.
•Smart Terminal Flex: Launched the new GoDaddy Smart Terminal Flex, a powerful and compact POS device in the GoDaddy Smart Terminal line that is powered by GoDaddy Payments.
•GoDaddy Payments' Subscription Plans: Launched two new subscription plans for GoDaddy Payments customers that combine lower transaction fees with advanced commerce features like customized invoices and Pay Links, online ordering, inventory management capabilities, and access to GoDaddy Payments' credit card surcharge program and rate saver.
In the future we will continue to innovate in commerce solutions that are easy-to-use, allow our customers to sell anywhere and at industry-low card transaction pricing.
Marketing
We believe GoDaddy is one of the most recognized Internet brands in the U.S. with high brand awareness globally. We established this high level of brand awareness primarily through our advertising campaigns across various platforms including television commercials, print, online and billboards and supplemented these advertising campaigns with our own entrepreneurial customers and social media influencers. Our strong brand helped us attract and retain 20.5 million customers as of December 31, 2024. We intend to continue investing in our brand as we seek to further grow our total customers.
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
Central to our international strategy is a philosophy of scaling our product offerings and customer experience and deploying them through our global infrastructure. As of December 31, 2024, we had approximately 10.0 million customers outside of the U.S. and derived approximately 32%, 32% and 33% of our total revenue from international sales in 2024, 2023 and 2022, respectively. We built a dedicated team responsible for ensuring scaling and, when necessary, the localization of our core product offerings as well as our customer care and marketing efforts. Our historical international investments have enabled us to successfully launch and expand our business outside the U.S. and as of December 31, 2024, we market and sell to customers in over 200 markets around the world. We take a rigorous approach to managing the level of investment we make and expect to make in each geographic market where we have a presence or expect to have a presence based on a market tier approach.

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
Advertising and promotional information presented on our websites and in our products, and our other marketing and promotional activities, are subject to federal and state consumer protection laws regulating unfair and deceptive practices. U.S. federal, state and foreign legislatures have also adopted laws, rules and regulations regulating numerous other aspects of our business. Regulations relating to the Internet, including laws governing online content, user privacy and data protection, automatic renewal laws, taxation, and liability for third-party activities, are particularly relevant to our business. A sample of such laws, rules and regulations is discussed below.
Communications Decency Act (CDA). The CDA regulates content of material on the Internet, and provides immunity to Internet service providers and providers of interactive computer services for certain claims based on content posted by third parties. The CDA and the case law interpreting it generally provide that domain name registrars and website hosting providers cannot be liable for defamatory or obscene content posted by customers on registrars' servers unless they participate in creating or developing the content. The Stop Enabling Sex Traffickers Act and Allow States and Victims to Fight Online Sex Trafficking Act of 2017, which became effective in April 2018, amend certain portions of the CDA, which may limit the immunity previously available to us under the CDA.
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
Privacy and Data Protection. In the areas of personal privacy and data protection, the U.S. federal and various state and foreign governments have adopted or proposed limitations on, and requirements associated with, the collection, distribution, use, storage and security of personal information of individuals. In addition, in several jurisdictions in which we operate, data protection is more highly regulated and rigidly enforced. For example, the European Union (E.U.) has enacted the General Data Protection Regulation (GDPR), which includes stringent operational requirements for processors and controllers of E.U. personal data with broad extra-territorial effect and imposes significant penalties for non-compliance. In addition, California enacted the California Consumer Privacy Act in 2018, effective January 1, 2020, which was further modified by the passage of the California Privacy Rights Act (CPRA, and collectively, CCPA). The CCPA and its associated regulations require covered companies to provide specific disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales and sharing of personal information for advertising and other purposes. Numerous other U.S. states have adopted or are considering laws, rules and regulations relating to processing of personal information that apply to our business. We expect compliance with the increasing number of these laws, rules and regulations to be more burdensome and costly for us.
Payments Regulation. Various U.S. federal, state and international laws, rules and regulations govern the payments industry, including the Bank Secrecy Act of 1970 and state money transmitter licensing laws. Our payments services may become subject to regulation by authorities, which would subject us to, among other things, (i) record-keeping, reporting and bonding requirements, (ii) limitations on the investment of customer funds and (iii) inspection by state and federal regulatory agencies. In order to offer retail point-of-sale solutions that connect to payment networks, retail point-of-sale providers must certify their products and services with the payment card networks, financial institutions and payment processors, as well as comply with government and telecommunications company regulations including those imposed by the U.S. Federal Communications Commission (FCC) and similar telecommunications authorities worldwide.
Artificial Intelligence. AI is the subject of evolving review by various governmental and regulatory agencies around the globe. For example, the E.U. has enacted the EU AI Act, which regulates the development, deployment and use of AI systems with broad extra-territorial effect. In the U.S., various laws, regulations, rules, orders and directives have been proposed or implemented relating to the development, deployment, and use of AI. The regulatory and legal requirements relating to AI are evolving rapidly. Similarly, intellectual property ownership and license rights, including copyright, surrounding AI technologies have not been fully addressed by U.S. courts or other federal or state laws, rules or regulations. We are continually monitoring developments in global AI laws, rules and regulations to evaluate and comply with requirements applicable to our business.
Laws, rules and regulations relating to our activities are unsettled in many jurisdictions and may prove difficult or impossible to comply with in some jurisdictions. Additionally, federal, state, local and foreign governments are also considering legislative and regulatory proposals that would regulate the Internet and our activities in more and different ways than exist today. Laws, rules and regulations in the U.S. or in foreign jurisdictions may be applied in new or different manners in pending or future litigation. Further, other existing bodies of law, including the criminal laws of various jurisdictions, may be deemed to apply to our activities, or new statutes or regulations may be adopted in the future. It is also impossible to predict whether new taxes will be imposed on our services, and depending upon the type of such taxes, whether and how we would be affected.
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

As of December 31, 2024, we had 368 issued patents in the U.S. and other countries covering various aspects of our product offerings. Additionally, as of December 31, 2024, we had 11 pending U.S. and international patent applications and intend to file additional patent applications in the future. As of December 31, 2024, we had 588 registered and 55 pending trademarks in jurisdictions including the U.S., E.U., UK, China and Germany.
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
Corporate Information
We were incorporated in Delaware on May 28, 2014. Our principal executive offices are located at 100 S. Mill Ave, Suite 1600, Tempe, Arizona 85281, and our telephone number is (480) 505-8800.
Available Information
Our website is located at www.godaddy.com and our investor relations website is located at investors.godaddy.net. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and our Proxy Statements (including any amendments thereto) are available through our investor relations website, free of charge, as soon as reasonably practicable after we file such reports with the SEC. We also provide a link to the section of the SEC's website at www.sec.gov that has all of the reports, proxy and information statements we file or furnish with the SEC.

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
•If we do not successfully develop and market products that anticipate or respond timely to the needs of our customers, our business and operating results may suffer.
•The use of new and evolving technologies, such as AI, in our offerings may result in reputational harm and liability.
•We face significant competition for our products, which we expect will continue to intensify, and we may not be able to maintain or improve our competitive position or market share.
•Our pricing decisions may adversely affect our ability to attract and retain customers.
•The future growth of our business depends in part on our international revenue. Our continued international presence could subject us to additional risks.
•We have taken significant actions to support profitable growth. These actions may not succeed. If we do not effectively manage future growth, our operating results will be adversely affected.
•Acquisitions and other strategic transactions, including investments or entries into new businesses, joint ventures, divestitures or other transactions, could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our operating results.
•We are exposed to the risk of system failures and capacity constraints.
•We rely on information technology systems, including third-party cloud computing systems, and data centers to deliver many of our products and services. These information technology systems and data centers may experience outages, disruptions or degradations, and we may otherwise lose access to the services third-party service providers provide to us, any of which could impact our services, products and technology infrastructure.
•An actual or perceived cybersecurity incident could impair our ability to conduct business, provide our products or services, protect data, and comply with contractual or legal obligations, and may cause us to incur substantial costs, or subject us to significant liability.
•We rely on our marketing efforts and channels to maintain awareness of our brand and acquire new customers. These efforts may require significant expense and may not be successful or cost-effective.
•Our ability to increase sales of our products is highly dependent on the quality of our customer care. Our failure to provide high-quality customer care would have an adverse effect on our business, brand and operating results.
•Our failure to properly register or maintain our customers' domain names or comply with applicable laws, rules and regulations relating to domain name registration and maintenance could subject us to additional liability, regulatory action, expenses, claims of loss or negative publicity that could have a material adverse effect on our business.
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
•We are subject to local and international laws, rules, regulations and orders relating to the operation and security of our computer network and the processing of data, including personal data.
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
•Our payments-related operations, including GoDaddy Payments, are subject to various laws, regulations, and restrictions. Our failure to comply with such rules, regulations, and restrictions regarding our payments-related operations or properly manage the risks inherent to such operations could materially harm our business.
•Our share price may be volatile, and you may lose all or part of your investment.
Strategic Risks
If we are unable to attract and retain customers and increase sales to new and existing customers, our business and operating results would be harmed.
Our success depends on our ability to attract and retain customers and increase sales to new and existing customers. Although our total customers and revenue have grown rapidly in the past, in recent periods our growth rates have slowed or declined, reflecting the larger size, scale and maturity of parts of our business. We cannot be assured that we will achieve increasing growth rates in future periods as our total customers and revenue could decline or grow slower than we expect as a result of a number of factors, such as lower demand or satisfaction with our solutions, the timeliness and success of new products or product enhancements, pricing of our solutions compared to our competitors, competitive conditions, customer spending levels, changes in the type and size of our customer base, the reliability and availability of our customer support, general economic and global market conditions, or other factors that are not known to us at this time.
We have experienced growth in recent years, due in large part to sustained subscription growth and strong levels of subscription renewals, including customers who expand their use of our integrated platform over time. Our costs associated with renewals are lower than costs associated with acquiring new customers and selling additional products to existing customers. Therefore, our inability to attract new customers, or a reduction in renewals, even if offset by an increase in other revenue could reduce our operating margins in the near term and could have a material adverse effect on our business, growth prospects and operating results.
Moreover, we focus our operations on entrepreneurs, customers with new ventures and those with established small and medium-sized businesses. We aim to grow our revenues by adding new customers, selling additional business solutions to these customers and encouraging them to continue to use and purchase our products and services. However, these customers often have limited budgets and may choose not to allocate resources to our solutions, especially in times of economic uncertainty or recessions. In addition, varying economic conditions could result in decreases or increases in business formations or failures of businesses we serve. If this market fails to be as lucrative as we project or we are unable to market and sell our services to these businesses effectively, or we are unable to increase sales of our products to all customer segments we target, or may target in the future, our ability to grow our revenues and maintain profitability will be harmed.
If we do not successfully develop and market products that anticipate or respond timely to the needs of our customers, our business and operating results may suffer.
The markets in which we compete are characterized by constant change and innovation, frequent new product and service introductions and evolving industry standards. We expect these markets to continue to rapidly evolve. Our historical success has been based on our ability to identify and anticipate customer needs and design products that provide our customers with the tools they need to grow their businesses. For example, in 2023 we launched Airo, an AI-powered, customizable experience designed to automatically build the interconnected pieces of what we call the "Entrepreneur's Wheel," to save our customers time and effort. We also continue to expand our commerce offerings, for example, by rolling out GoDaddy Payments in Canada, launching new SaaS plans offering premium commerce features and discounted fees, introducing a new point-of-sale device to our line of GoDaddy Smart Terminals and providing on-the-go solutions such as Tap-to-Pay in the GoDaddy Mobile App, Pay Links and Virtual Terminal.
We must continue to identify our customers' needs and develop new and enhanced technology to maintain our competitive position. The process of developing new solutions and enhancements is complex, uncertain and can be costly. Our new products or product enhancements could fail to attain meaningful customer acceptance for many reasons, including:
•failure to accurately predict market demand or customer preferences;
•failure to bring products to market on a timely or cost effective basis;
•defects, errors or failures in product design or performance;
•negative publicity about product performance or effectiveness, including negative comments on social media;
•the perceived value of our products or product enhancements relative to their cost;
•scalability of products or product enhancements;
•general satisfaction of our customers;
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
We are increasingly using new and rapidly evolving technologies, such as AI, to, among other things, develop new tools and products, and additional features in our existing products, including ongoing deployment and improvement of existing AI, and the development of new product technologies, such as generative AI. For example, in 2023 we launched Airo, an AI-powered, customizable experience designed to automatically build the interconnected pieces of what we call the "Entrepreneur's Wheel," to save our customers time and effort. There are significant risks involved in the development, adoption, use, deployment and maintenance of AI, such as an increase in intellectual property infringement or misappropriation, privacy, data protection, cybersecurity, confidentiality, operational and technological risks, as well as risks associated with harmful content, accuracy, bias and discrimination, any of which could affect our further development, adoption, use, deployment and maintenance of AI, and may cause us to incur additional research and development costs to resolve any issues arising from such risks. In addition to the foregoing risks, the introduction of AI technologies into new or existing products may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns or other complications that could adversely affect our business, reputation or financial results.
Legal and regulatory frameworks related to the use of AI are rapidly evolving, as regulation of the use of AI continues to be considered and adopted by various U.S. and international governmental and regulatory entities, including the E.U., the Securities and Exchange Commission and the Federal Trade Commission (FTC). Several jurisdictions have also passed, or are considering, new laws, rules and regulations relating to the use of AI or its outputs. For example, in 2024, the E.U. adopted the E.U. AI Act and U.S. states, including Colorado and California, have adopted laws, rules and regulations directly relating to the use of AI or extending the application of existing laws, rules and regulations to AI systems and outputs. Any failure by us to comply with any AI-related laws, rules and regulations could result in fines and negative publicity, which could result in reputational harm and damage to our business. In addition, the future impact of these or other new laws, rules or regulations on us is uncertain. We may not be able to adequately anticipate or respond to new laws, rules and regulations, and we may need to expend additional resources to adjust our offerings in certain jurisdictions if applicable legal frameworks are inconsistent across jurisdictions. The costs of complying with such laws, rules or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.
In addition, many existing laws, rules and regulations apply to certain aspects of AI, such as automated decision making affecting fundamental data subject rights. Similarly, the intellectual property ownership and license rights, including as related to copyright, surrounding AI technologies has not been fully addressed by international and U.S. courts or the laws, rules or regulations of the U.S., including U.S. states, and foreign jurisdictions. Any content created by us using generative AI tools may not be subject to intellectual property protection which may affect our ability to commercialize such content. The use or adoption of AI technologies in our products and services may subject us to copyright infringement or other intellectual property claims. If we, or third-party developers whose AI we rely on, do not have sufficient rights to use the data or other material used or processed by such AI technology, we also may incur liability through the actual or alleged violation of applicable laws, rules and regulations, third-party intellectual property, privacy, or other rights or contractual obligations. We may not always be able to anticipate how to comply with these legal and regulatory frameworks and we may have to expend resources to adjust our tools, products or other offerings to meet standards set by such frameworks, which may vary by jurisdiction if AI-related legal and regulatory frameworks are not consistent across jurisdictions. Any inability to appropriately comply with the evolving AI regulatory landscape could result in legal liability, regulatory action or brand and reputational harm.
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
In addition, businesses rely heavily on social media channels, such as Meta, TikTok, Snapchat, X and WeChat, to reach their customers, and consumers are accessing the Internet more frequently through applications on mobile devices. As reliance on these applications increases, domain names may become less prominent and their value may decline. We are dependent on the interoperability of our products with these applications and mobile devices. If we are unable to effectively integrate our products within these applications or on these devices, we may lose market share. These evolving technologies and changes in customer behavior may have an adverse effect on our business and growth prospects.
We face significant competition for our products, which we expect will continue to intensify, and we may not be able to maintain or improve our competitive position or market share.
The market for our products and services is highly competitive and we expect this competition to continue in the future as existing and new competitors introduce new solutions or enhance existing solutions. In addition, given our broad product portfolio, we compete with niche point-solution products as well as broader solution providers. These types of products and solutions continue to evolve, creating opportunities for new competitors to enter the market with point-solution products or address specific segments of the market. Our competitors include providers of domain registration services, web-hosting solutions, website creation and management solutions, e-commerce enablement providers, payment facilitation providers, cloud computing service and online security providers, alternative web presence and marketing solutions providers and providers of productivity tools such as business-class email.

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
Some of our current and potential competitors could have greater resources, more brand recognition and consumer awareness, more diversified product offerings, greater international scope and larger customer bases than we do, and we may therefore not be able to effectively compete with them. In addition, some of our competitors may seek to disrupt the market by offering their services and products at low or no cost. If our competitors decide to devote greater resources to the development, promotion and sale of products in the markets in which we compete, or if the products offered by these companies are more attractive to or better meet the evolving needs of our customers, our market share, growth prospects and operating results may be adversely affected.
Increased competition in our industry could result in lower sales, price reductions, reduced margins, loss of market share and increased marketing expenses. Further, conditions in our market could rapidly and significantly change as a result of technological advancements, partnering by our competitors, market consolidation, the invention of similar or superior products and technologies or solution enhancements, which compete with our products and technologies. Our ability to continue to compete will depend upon our ability to provide better solutions than our competitors at more competitive prices. For additional information regarding our competitors, see the section titled "Competition," contained in Part I, Item 1 of this Annual Report.
Our pricing decisions may adversely affect our ability to attract and retain customers.
From time to time, we have changed our overall pricing model or the various price points of our products and services and we expect to do so in the future. However, no assurance can be given that any new pricing model or price points will be optimal and changes in our price points or pricing model could result in a loss of customers or bookings. In addition, our competitors have in the past implemented, and may in the future implement, various pricing and bundling strategies, including discounts and reductions in price, which may be similar to or more attractive than our own. Individuals as well as small and medium sized businesses have been and could be sensitive to price increases or swayed by different price points offered by competitors. If changes in our pricing model or price points are unsuccessful, or the strategies of our competitors are more successful than our own, we may be unable to attract new customers or retain our existing customers and we may be required to reduce prices or make other changes to our pricing model to remain competitive. Any of these developments could negatively impact our business, financial condition and results of operations.
The future growth of our business depends in part on increasing our international revenue. Our continued international presence could subject us to additional risks.
International revenue represented approximately 32%, 32% and 33% of our total revenue for the years ended December 31, 2024, 2023 and 2022, respectively. We continue to review and add systems as necessary to accept payments in forms common outside of the U.S., optimize our marketing efforts in numerous non-U.S. geographies, equip our customer care team with the knowledge to serve these markets and maintain or establish, as needed, customer care operations in overseas locations. Conducting and expanding international business subjects us to risks we generally do not face in the U.S., including:
•management, communication and integration problems resulting from language barriers, cultural differences and geographic dispersion of our customers and personnel;
•language translation of, and associated customer care guidance for, our products;
•compliance with international laws, rules and regulations, including laws, rules and regulations regarding consumer protection, the Internet and e-commerce or mobile commerce, intellectual property, online disclaimers and advertising, liability of Internet service providers for activities of customers especially with respect to hosted content, competition, anti-bribery, privacy, data protection and cybersecurity;
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
Geopolitical changes could impair our growth prospects and adversely affect our business, operating results and financial condition, such as geopolitical events involving China, Ukraine/Russia and the Middle East. Certain of our operations and business are in higher risk regions such as China, India and Ukraine. We do not have material operations in China or Ukraine but our operations have grown, and we may continue to grow in India. Although we have not seen a material impact, these and other factors associated with our international business could impair our growth prospects and adversely affect our business, operating results and financial condition. In addition, following Russia’s invasion of Ukraine, the U.S., UK and E.U. governments, among others, developed coordinated financial and economic sanctions targeting Russia. As such, we opted to shut down our GoDaddy website in Russia and removed support for the Ruble. Our business has not been materially impacted to date by the conflicts between Russia and Ukraine and in the Middle East. However, it is impossible to predict the extent to which our operations will be impacted or the ways in which geopolitical changes may impact our business in the long term.
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
As we continue to grow, our management, administrative, operational and financial infrastructure may be strained. The scalability and flexibility of our infrastructure depends on the functionality and bandwidth of our data centers, peering sites and servers. The number of total customers over the years and the increase in the number of transactions we process have increased the amount of our stored customer data. Any loss of data or disruption in our ability to provide our product offerings due to disruptions in our infrastructure, services or third parties we rely on could result in harm to our brand or reputation. Moreover, as our customer base continues to grow and uses our integrated platform for more complicated tasks, we will need to devote additional resources to improve our infrastructure and to enhance its scalability and security. If we do not manage the growth of our business and operations effectively, the quality of our platform and efficiency of our operations could suffer, which could harm our operating and business results.
Acquisitions and other strategic transactions, including investments or entries into new businesses, joint ventures, divestitures or other transactions, could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our operating results.
As part of our business strategy, we routinely evaluate opportunities that we believe could complement or supplement our business and address the needs of our customers, including possible acquisitions or investments in companies, talent, products, intangible assets or technologies, and for potential joint ventures, new lines of business, or other strategic investments. Such transactions could result in unforeseen operating difficulties and expenditures, and could involve a number of risks, such as:
•diversion of management’s attention, available cash and other resources from our existing business;
•incurrence of substantial debt or requirements to issue equity securities;
•difficulty integrating and managing the acquired products, talent, technology and security infrastructures, new brands and acquired customers;
•exposure to litigation or other claims, including related to intellectual property, privacy, data protection, cybersecurity, AI, regulatory compliance practices or employment;
•unforeseen costs or liabilities;
•adverse tax consequences;
•retention and integration of employees from an acquired company, including potential risks and challenges to our company's culture, and ability to maintain and integrate systems and operations if such employees are geographically dispersed or choose not to work with us once acquired;
•compliance with new or increased regulatory requirements;
•adverse effects to our existing business relationships, lack of customer acceptance, or inability to attract new customers; and
•inability to compete effectively in a new line of business due to lack of experience or knowledge, or other external factors, such as competitive alternatives, potential conflicts of interest, or shifting market preferences.
In addition, we may have to pay cash, incur debt or issue equity securities to pay for future acquisitions, each of which could adversely affect our financial condition or the value of our Class A common stock. Equity issuances in connection with potential future acquisitions may also result in dilution to our stockholders.
If we fail to properly evaluate, execute or integrate acquisitions or investments, or are unable to effectively compete in a new line of business, the anticipated benefits may not be realized, we may be exposed to unknown or unanticipated liabilities and our business and growth prospects could be harmed. In addition, any future acquisitions, investments or other strategic transactions we complete could be viewed negatively by our customers, investors or industry analysts. Any inability to integrate completed acquisitions in an efficient and timely manner could have an adverse impact on our results of operations.
Our company's culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity, passion and teamwork that we believe contribute to our success and our business may be harmed.
We believe a critical contributor to our success has been our company's culture, which we rely on to foster innovation, creativity, a customer-centric focus, passion, teamwork, collaboration and loyalty. We have invested substantial time and resources to build and maintain this culture. Any failure to preserve these aspects of our company's culture could negatively affect our ability to retain and recruit personnel and to ensure employees effectively focus on and pursue our company objectives. Our company's culture is central to our devoted GoDaddy Guides, who are a key component of the value we offer our customers. As we continue to evolve our business, expand our global footprint and product portfolio and rely more on remote, foreign and third-party workers, we may need to expend additional efforts and focus to maintain these important aspects of our culture, which could limit our ability to innovate and operate effectively. If we are not successful in these efforts, our growth and operations could be adversely affected.

Currently none of our employees in the U.S. are subject to collective bargaining agreements, however, if areas of our workforce were to organize, we may find it difficult to maintain our culture, cost structure and control over the delivery of our products, which could adversely impact our results of operations. Certain of our employees in Germany are represented by employee works councils and elsewhere some international employees are represented by worker representatives in accordance with local regulations.
Operational Risks
We are exposed to the risk of system failures and capacity constraints.
We have experienced, and may in the future experience, system failures and outages disrupting the operation of our websites or our products such as web-hosting and email, or the availability of our customer care operations. Our revenue depends in large part on the volume of traffic to our websites, the number of customers whose websites we host on our servers and the availability of our customer care operations. Accordingly, the performance, reliability and availability of our websites and servers for our corporate operations and infrastructure, as well as in the delivery of products to customers, are critical to our reputation and our ability to attract and retain customers. Any such system failure or outage could generate negative publicity, which could negatively impact our reputation and financial results. As we continue to transition many of our services to Amazon Web Services (AWS) to host our products, we have become, and may further become, more dependent on third-parties to accommodate the traffic to our websites and those of our customers.
We continually work to expand and enhance our website features, technology and network infrastructure and other technologies to accommodate current levels of and potential increases in (i) the volume of traffic on our godaddy.com and affiliated websites, (ii) the number of customer websites we host and (iii) our total customers. We may be unable to project accurately the rate or timing of these increases or to successfully allocate resources to address such increases, which could have a negative impact on customer experience and our financial results. In the future, we may be required to allocate additional resources, including spending substantial amounts to build, purchase or lease data centers and equipment and upgrade our technology and network infrastructure to handle increased customer traffic, as well as increased traffic to customer websites we host. We also expect to increasingly rely on third-party cloud computing and hosting providers such as AWS as we transition to the public cloud. We cannot predict whether we will be able to continue to add network capacity from third-party suppliers as we require it. In addition, our network or our suppliers' networks might be unable to achieve or maintain data transmission capacity high enough to process orders or download data effectively or in a timely manner. Our failure, or our suppliers' failure, to achieve or maintain high data transmission capacity could significantly reduce consumer demand for our products. The property and business interruption insurance coverage we carry may be subject to fact-dependent and incident-specific exclusions or may not be adequate to compensate us fully for losses that may occur.
We rely on information technology systems, including third-party cloud computing systems, and data centers to deliver many of our products and services. These information technology systems and data centers may experience outages, disruptions or degradations, and we may otherwise lose access to the services third-party service providers provide to us, any of which could impact our services, products and technological infrastructure.
To deliver our products and services, we rely on data centers and third-party service providers, including providers of cloud computing services, to perform certain technology, processing, servicing and support functions on our behalf. We own one data center in Arizona and lease our remaining data center capacity from wholesale providers. The reliable performance of our products and services depends on the continuing operation and availability of our information technology systems, including our data centers, and those of our external service providers, including third-party “cloud” computing services. The reliable delivery and stability of our products and services could be adversely impacted by security incidents, outages, disruptions, failures, natural disasters, terrorist attacks, human error, or degradations of our network and related infrastructure, including in the online platforms or services of key business partners that offer, support or host our products and services, or by other events outside or within our control, such as the migration of data among data centers and to third-party hosted environments, the performance of upgrades and maintenance on our systems, and effectively scaling our technological infrastructure, which we have undertaken in the past.
If we or our external business partners were to experience an event that caused a system outage, disruption or degradation, or if a transition among data centers or service providers or an upgrade or maintenance session encountered unexpected interruptions, unforeseen complexity or unplanned disruptions, our products and services may not be available to consumers or may not be delivered reliably and stably. In addition, if our agreements for our data centers and with our service providers are terminated, if we are unable to renew such agreements on commercially reasonable terms or at all, or if the service providers close the facilities or cease providing the services on which we rely, we may be required to transfer to a new service provider, and our agreements may not provide us with adequate time to transfer operations to a new facility in the event of a termination. As a result, our reputation and brand may be harmed, consumer engagement with our products and services may be reduced, and our revenue and profitability could be negatively impacted. We do not have redundancy for all our systems, many of our critical applications reside in only one of our data centers, and our disaster recovery planning may not account for all eventualities. In addition, we may have limited remedies against these third parties in the event of service disruptions. If third parties are unable to perform these functions on our behalf because of service interruptions or extended outages, or because those services are no longer available on commercially reasonable terms, our expenses could increase and our customers' use of our products could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business.
Enhancements or migration of information and data to new technology platforms, systems or applications may disrupt our operations or could expose us to a cyber attack or other cybersecurity incident which could delay or interrupt service to our customers, harm our reputation, cause us to incur substantial costs or subject us to significant liability.
We maintain information and data (including personal data) on various platforms, systems and applications. From time to time, to support our growth, we review and make enhancements to our existing platforms or migrate information and data to new platforms, systems and applications. While we are engaged in this work, we may experience difficulties in managing our existing platforms, systems and applications, which could disrupt our operations, the provision of our products and services to our customers, the management of our finances and the reporting of our financial results. If we determine new platforms, systems or applications or updates to existing platforms, systems or applications are necessary, we may need to rely on legacy platforms, systems or applications while we plan for implementation of such new or updated platforms, systems or applications and such legacy platforms, systems or applications may not be able to scale efficiently as our business grows, which may delay future product or service launches or enhancements. In addition, any new platforms, systems or applications may operate differently than anticipated when introduced or when new versions or enhancements are released, or there may be unforeseen consequences as a result of these migrations that may cause disruptions to the availability of our products and services due to service outages, downtime or other similar issues that could harm our business. Further, our transition could involve significant time and expense. Our failure to improve our platforms, systems or applications, complete such implementations, enhancements or migrations on a timely basis, or a failure of such platforms, systems or applications to operate in the intended manner, may result in our inability to manage the growth of our business, successfully integrate our acquisitions and to accurately forecast and report our results, which could harm our financial condition and results of operations. In addition, the migration of information and data could subject us to additional risks of cyber attacks and other cybersecurity incidents, including improper access to our or our customers' data (including personal data) which could delay or interrupt service to our customers, cause us to not be in compliance with applicable local or international laws, rules or regulations or harm our reputation, any of which could cause us to incur substantial costs or subject us to significant liabilities. Refer to our risk factor "An actual or perceived cybersecurity incident could impair our ability to conduct business, provide our products and services, protect data, and comply with contractual or legal obligations, and may cause us to incur substantial costs, or subject us to significant liability" for further information.
We substantially rely upon AWS to operate our integrated platform, and any disruption of or interference with our use of AWS would adversely affect our business, results of operations and financial condition.
A substantial portion of our cloud infrastructure is provisioned through AWS, which hosts some of our products and platforms. Our customers need to be able to access our platform at any time, without interruption or degradation of performance. AWS runs its own platform that we access, and we are, therefore, vulnerable to service interruptions at AWS. We may experience interruptions, delays and outages in service and availability of AWS services due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints due to any number of potential causes, including technical failures, natural disasters, pandemics, fraud or cybersecurity attacks, all of which could impact our service to our customers. In addition, if the security of AWS is compromised, or our products or platform are unavailable or our users are unable to use our products within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected. In some instances, AWS or we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. It may become increasingly difficult to maintain and improve our platform performance, especially during peak usage times, as our products become more complex and the usage of our products increases. To the extent that we do not effectively address capacity constraints, either through AWS or alternative providers of cloud infrastructure, our business, results of operations and financial condition may be adversely affected. In addition, any changes in service levels from AWS may adversely affect our ability to meet our customers’ requirements, result in negative publicity which could harm our reputation and brand and may adversely affect the usage of our platform.

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
An actual or perceived cybersecurity incident could impair our ability to conduct business, provide our products and services, protect data, and comply with contractual or legal obligations, and may cause us to incur substantial costs, or subject us to significant liability.
Our operations depend on our ability to protect our information systems against interruption, a breach of confidentiality, or other damage from cybersecurity threats and incidents. Our large size and global computer network expose us to a wide variety of cybersecurity threats that include cyber attacks from individuals, organized crime groups, nation-state sponsored organizations, and others (collectively, threat actors). These cyberattacks can take many different forms, including but not limited to deploying malicious software, exploiting hardware and software vulnerabilities, social engineering, or other actions to gain access to our systems and data or disrupt our operations. In addition, cyberattacks are constantly evolving as threat actors discover new vulnerabilities and leverage new techniques and technologies, including through the use of AI. For example, we have experienced, and may continue to experience, an increase in social engineering attacks to conduct sophisticated phishing campaigns. Although we have made investments in cybersecurity defenses, we cannot guarantee that our defenses (or those of our third-party service providers) will be sufficient to prevent disruption or unauthorized access to our systems.
In addition to threats from external threat actors, we face internal cybersecurity threats related to our own operations. These threats may include human error, intentional misconduct, or accidental failures. Although we have made investments in cybersecurity defenses designed to guard against insider threats, we cannot guarantee that our defenses (or those of our third-party service providers) will be sufficient to prevent an insider from causing unauthorized disruption or access to our systems or data.
If our cybersecurity defenses (or those of our third-party service providers) are insufficient to prevent a cybersecurity incident, we may experience significant disruption of our business, substantial costs, reputational harm, and liability. Any actual or suspected cybersecurity incident may disrupt our business by, among other things, making our network, systems and services partially or totally unavailable or by destroying, corrupting, exposing, or otherwise unlawfully processing data necessary for us or our customers to conduct business. An actual or suspected cybersecurity incident also may cause us to incur a wide range of costs, including but not limited to acquiring new hardware and software to repair our systems or remediate the effects of the incident, retaining external consultants, and providing notice to affected customers, individuals, and government authorities. A cybersecurity incident also may cause reputational harm if, for example, customers believe that we are unable to protect our systems or their data (including sensitive, confidential, proprietary, and personal data). Finally, we have been and in the future may be subject to litigation or governmental investigations relating to our failure to prevent a cybersecurity incident.
We have purchased cybersecurity insurance to cover the costs and potential liability arising from cybersecurity incidents. Our coverage, however, includes significant deductibles. We also cannot ensure that our existing cybersecurity insurance coverage will be sufficient to cover the successful assertion of one or more large claims against us, continue to be available on acceptable terms, or at all, or that the insurer will not deny coverage as to any future claim. Thus, we cannot guarantee that our insurance will provide coverage for a specific cybersecurity incident or will be sufficient to cover all the potential costs and liabilities of any specific cybersecurity incident.
If we experience fraudulent activity relating to our, or our third-party vendors’ products and services, we could suffer service interruptions or incur substantial costs.
Our products and services, and the products and services of our third-party vendors and partners, may be subject to fraudulent usage, including, but not limited to domain name hijacking, revenue share fraud, and other fraudulent schemes (external fraudulent activity). In addition, although our customers are required to set passwords or personal identification numbers to protect their accounts, third parties have in the past been, and may in the future be, able to access and use our customers' accounts through fraudulent means. Fraudulent activity can result in, among other things, interruption of our services to our customers, and substantial business and reputational harm to ourselves and to our customers. Although we implement multiple fraud prevention and detection controls, we cannot be certain that our efforts to address external fraudulent activity and the use of our, or our third parties' and vendors' products and services, will be successful in eliminating these threats, any of which could adversely affect our business, results of operations and financial condition.
We rely on our marketing efforts and channels to maintain awareness of our brand and acquire new customers. These efforts may require significant expense and may not be successful.
We use a variety of marketing channels to maintain awareness of our brand, including online keyword search, sponsorships and endorsements, television, radio and print advertising, email and social media marketing. Our GoDaddy Guides also market our brand through their recommendations of our products or solutions to specifically meet the needs of our customers. In order to maintain and grow our revenues, we need to continuously optimize and diversify our marketing campaigns and strategies and increase our efforts to expand customer awareness of our brand and portfolio of products. There can be no assurance that our marketing efforts will succeed. If we lose access to one or more of these channels, we may be unable to promote our brand effectively, which could limit our ability to grow our business. Protecting and maintaining awareness of our brand is important to our success, particularly for continued acceptance of our existing and future products and solutions, attracting new customers and increasing customer awareness of our full product portfolio. Further, if our marketing activities fail to generate traffic to our website, attract new customers or lead to new sales or renewals of our products at the levels we anticipate or our efforts to personalize our marketing efforts are not successful, our business and operating results could be adversely affected.
In the years ended December 31, 2024, 2023 and 2022, our marketing and advertising expenses were $356.9 million, $352.9 million and $412.3 million, respectively. If these costs or our customer acquisition costs increase or we fail to generate additional sales as a result of our marketing efforts, our business, operating results and financial performance could be adversely affected.
Our ability to increase sales of our products is highly dependent on the quality of our customer care. Our failure to provide high-quality customer care would have an adverse effect on our business, brand and operating results.
We believe our focus on high-quality customer care is critical to retaining, expanding and further penetrating our customer base, as well as generating additional sales of products to our customers. Our GoDaddy Guides have historically contributed significantly to our total bookings. For the years ended December 31, 2024, 2023 and 2022, approximately 8%, 9%, and 10% of our total bookings, respectively, were generated from the sale of product subscriptions by our GoDaddy Guides. Most of our current offerings are designed for customers who often self-identify as having limited to no technology skills. Our customers depend on our GoDaddy Guides to guide them as they create, manage and grow their identities, support their presence, both online and offline, and enable them with products to meet their commerce needs. Our GoDaddy Guides engage with customers through direct calls and/or via other communication channels, such as chat, social media and webcasts, and we continue to increase our self-serve solutions. As our customer base continues to grow, we must continue to broaden our portfolio of solutions, increase the scope of our solution deployments within our customers' IT infrastructure, and adapt our customer support organization to ensure our customers continue to receive the high level of customer service which they have come to expect. If we fail to maintain high quality customer care across our communications platforms to support our growing customers' needs, our reputation, financial results and business prospects may be materially harmed. Notwithstanding our commitment to customer care, our customers may occasionally encounter interruptions in service and other technical challenges, including those resulting from our GoDaddy Guides working remotely. An interruption in service and other challenges could negatively impact our business.
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
We maintain a network of different types of partners, some of whom create integrations with our products. For example, we partner with Microsoft Corporation to offer Microsoft 365 email and related productivity tools. We also work to make certain of our products interoperable with services such as Yelp, Google, Amazon, WhatsApp and Instagram. In addition, we provide payment options for customers' websites through providers such as PayPal, Stripe, Block and Mercado Libre. We have invested and will continue to invest in partner programs to provide new product offerings to our customers and help us attract additional customers. However, our relationships with our partners may not be as successful in generating new customers as we anticipate, which could adversely affect our ability to increase our total customers. Further, these integrated products could require substantial investment while providing no assurance of return or incremental revenue. We also rely on some of our partners to create integrations with third-party applications and platforms used by our customers, such as the email encryption service provided by Proofpoint, Inc., email backup and migration services provided by SkyKick and email archiving services provided by Barracuda. If our partners fail to create such integrations, or if they change the features of their applications or alter the terms governing use of their applications in an adverse manner, demand for our products could decrease, which would harm our business and operating results. If we are unable to maintain our contractual relationships with existing partners or establish new contractual relationships with potential partners, we may not be able to offer the products and related functionality our customers expect, we may experience delays and increased costs in adding customers, and we may lose existing customers. Any ineffectiveness of our partner programs could materially adversely affect our business and results of operations and may cause reputational harm. In addition, our partners may increase the fees they charge us or offer their services on terms that are less than favorable to us, including in connection with renewal negotiations. Such increased costs or less than favorable terms could result in increased costs to customers and potential loss of customers, which could have an adverse impact on our results of operations.
Our failure to properly register or maintain our customers' domain names or comply with applicable laws, rules and regulations relating to domain name registration and maintenance could subject us to additional liability, regulatory action, expenses, claims of loss or negative publicity that could have a material adverse effect on our business.
System and process failures related to our domain name registration service may result in inaccurate and incomplete information in our domain name database. Despite testing, system and process failures, cybersecurity threats and other vulnerabilities may remain undetected or unknown, which could result in compromised customer data, loss of or delay in revenues, failure to achieve market acceptance, injury to our reputation, increased product costs or other negative impacts, any of which could harm our business. Furthermore, the requirements for registering and maintaining domain names vary from registry to registry and are subject to change. We cannot guarantee we will be able to readily adopt and comply with various registry requirements. For example, the E.U.'s Network Information Security 2 Directive (the NIS2 Directive) requires, among other things, that registries and entities providing domain name registration services adopt policies and procedures, including verification procedures, to ensure that such entities maintain accurate and complete domain name registration data in their domain name databases. The NIS2 Directive has yet to be fully transposed into the E.U. member states' respective national laws, and the specific obligations and expectations on registries and entities providing domain name registration services are uncertain. Our failure or inability to properly register or maintain our customers' domain names or comply with applicable laws, rules or regulations relating to domain name registration or maintenance might result in significant expenses and subject us to additional liability, regulatory action, expenses, claims of loss or negative publicity, which could harm our business, brand and operating results.
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
A significant percentage of our revenue is processed through credit cards and other online payment methods. We face the risk that we may fail to maintain an adequate level of protection against fraud or chargebacks and that one or more credit card associations or other processors may, at any time, assess penalties against us or terminate our ability to accept credit card or other forms of online payments from customers. Under our contracts with our payment processors, we are required to reimburse them for such penalties. If our refunds or chargebacks increase, our processors could require us to create reserves, increase fees or terminate their contracts with us. In addition, as we expand our presence in commerce through our GoDaddy Payments products and services, we face additional risks in payment processing due to customer screening, customer related fraud, hardware failures and servicing, manufacturing costs, the procurement of hardware parts and materials, and risks associated with the interface of our hardware products with third-party mobile devices.
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
In addition, we could be liable if there is a cybersecurity incident affecting the payment information we store. Online commerce and communications depend on the secure transmission of confidential information over public networks. With the expansion of our offerings through GoDaddy Payments products and services, we face additional burdens in securing and transmitting payment information. We cannot ensure the encryption and authentication technology we rely on to secure the transmission of confidential information will adequately prevent cybersecurity incidents affecting systems. Although we maintain network security insurance, we cannot be certain our coverage will be adequate for liabilities actually arising from a cybersecurity incident or insurance will continue to be available to us on reasonable terms, or at all. In addition, some of our partners also collect or possess payment information about our customers, and we may be subject to litigation or our reputation may be harmed if our partners fail to protect our customers' payment information or if they use it in a manner inconsistent with our policies and practices. Cybersecurity incidents can also occur as a result of non-technical issues. Under our contracts with our processors, if there is unauthorized access to, or disclosure of, credit card information we store, we could be liable to the credit card issuing banks for their cost of issuing new cards and related expenses.
Moreover, in the future we may explore accepting various forms of payment that may have higher fees and costs than our current payment methods. If our customers utilize alternative payment methods, our payment costs could increase and our operating results could be adversely impacted.
Our future performance depends in part on the services and performance of our senior management, as well as key employees. If we are unable to attract, motivate, and retain our employees, our business could suffer.
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
In addition, as we expand our product offerings through acquisitions, we may become dependent on the key personnel who join us through such acquisitions. If we are unable to successfully integrate and retain such personnel, our financial condition and operating results may be adversely affected.
Competition for highly skilled personnel, particularly employees with technical and engineering skills, is frequently intense, particularly in U.S. tech hubs such as the San Francisco Bay Area, Seattle and Austin. We are limited in our ability to recruit global talent by U.S. immigration laws, including those related to H-1B visas. The demand for H-1B visas to fill highly-skilled IT and computer science jobs is greater than the number of H-1B visas available each year. In addition, immigration laws may be modified to further limit the availability of H-1B visas. If a new or revised, more restrictive, visa program is implemented, it may impact our ability to recruit, hire and retain qualified skilled personnel, which could adversely impact our business, operating results and financial condition. To the extent we hire personnel from industry competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information.
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
•the mix of products sold and our use of "freemium" promotions and free trials for those products;
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
•actual or perceived cyber attacks or other incidents;
•systems, data center and Internet failures, breaches and service interruptions;
•actions by foreign governments that reduce access to the Internet for their citizens;
•changes in or increases to U.S. or foreign regulations or regulations by governments or multi-governmental organizations, that could impact one or more of our product offerings;
•changes to regulatory bodies, such as ICANN;
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
We release guidance in our quarterly earnings conference calls, quarterly earnings releases, or otherwise, based on forecasts by management, which are necessarily speculative in nature. Our guidance may vary materially from actual results for a variety of reasons. If our revenue, bookings or other operating results, or the rate of growth of our revenue, bookings or operating results, fall below the expectations of our investors or securities analysts, or below any forecasts or guidance we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met our own or other publicly stated financial forecasts. Our failure to meet our own or other publicly stated financial forecasts, or failure to meet securities analyst or investor expectations even when we meet our own forecasts, could cause our stock price to decline and expose us to lawsuits, including securities class action suits. Such litigation could impose substantial costs and divert management's attention and resources.
We may not be able to maintain profitability in the future.
We had net income of $937 million, $1,376 million and $353 million for the years ended December 31, 2024, 2023 and 2022 respectively. While we have experienced revenue growth over these periods, we may not be able to sustain or increase our growth or maintain profitability in the future or on a consistent basis. We have in the past, and may in the future, experience lower growth rates in customer demand due to factors including inflation, foreign currency headwinds and other factors that may not be known to us at this time. We have incurred substantial expenses and expended significant resources to market, promote and sell our products. We also expect to continue to invest for future growth and to expand our product offerings. In addition, as a public company, we expect to continue to incur significant accounting, legal and other expenses in the future. Furthermore, we have incurred in recent periods, and may incur in future periods, large expenses which are not recurring, but which nonetheless negatively impact our operating results.
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
We have incurred a substantial amount of indebtedness, including our Credit Facility and Senior Notes, and may incur additional indebtedness in the future. Our level of indebtedness now and in the future could have a material adverse effect on our business and financial condition, including:
•requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations and capital expenditures and pursue future business opportunities;
•increasing our vulnerability to adverse economic, industry or competitive developments;
•exposing us to increased interest expense;
•making it more difficult for us to satisfy our obligations with respect to our indebtedness, including restrictive covenants, which could result in a default accelerating our obligations to repay indebtedness;
•restricting us from making strategic acquisitions and/or redeeming or repurchasing shares of our capital stock;
•limiting our ability to obtain additional financing in the future; and
•limiting our flexibility in planning for, or reacting to, changes in our business or market conditions, which could place us at a competitive disadvantage compared to our competitors who may be better positioned to take advantage of opportunities our leverage prevents us from exploiting.
The agreements governing our indebtedness impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities and making payments on our indebtedness.
The agreements governing our indebtedness, including our Credit Facility and the Senior Notes, impose significant operating and financial restrictions on us. These restrictions limit the ability of our subsidiaries, and effectively place restrictions on our own ability to, among other things: incur or guarantee additional debt or issue disqualified equity interests; pay dividends and make other distributions on, or redeem or repurchase, capital stock; prepay, redeem or repurchase certain junior debt; make certain investments; incur certain liens; enter into transactions with affiliates; merge, consolidate or make certain other fundamental changes; enter into agreements restricting the ability of restricted subsidiaries to make certain intercompany dividends, distributions, payments or transfers; and transfer or sell assets. In addition, our Credit Facility requires us to comply with a specified leverage ratio under certain circumstances.
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
We may need to raise funds in the future to, among other things, develop new technologies, expand our business, respond to competitive pressures, refinance our existing indebtedness or make acquisitions or other strategic arrangements. We may try to raise additional funds through public or private financings, strategic relationships or other arrangements or by refinancing our existing indebtedness.
Our ability to obtain any additional financing will depend on a number of factors, such as market conditions, our operating performance, investor interest and, in the case of debt financing, our then-current debt levels, expected debt amortization, interest rates and our credit rating. Volatility in the credit markets, including the U.S. Federal Reserve Bank's actions and implementation of varying interest rates to combat inflation in the U.S., may have an adverse effect on our ability to obtain debt financing. Our credit rating may also be affected by our liquidity, financial results, economic risk or other factors, which may increase the cost of future financings. Any additional financing may not be available to us on acceptable terms or at all. If financing is not available, we may be required to reduce expenditures, including curtailing our growth strategies, forgoing acquisitions or reducing our product development efforts. If we succeed in raising additional funds through the issuance of equity or equity-linked securities, then existing stockholders could experience substantial dilution. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences and privileges senior to those of the holders of our Class A common stock. In addition, any such issuance could subject us to restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital, respond to competitive pressures and pursue business opportunities, including potential acquisitions. Further, to the extent we incur additional indebtedness or other such obligations, the risks associated with our significant debt described below, including our possible inability to service our debt, would increase. Additionally, events and circumstances may occur that could cause us to not be able to satisfy applicable draw-down conditions and utilize our revolving line of credit. Although the agreements governing our indebtedness contain restrictions on our incurrence of additional indebtedness and entry into certain types of transactions, these restrictions are subject to a number of qualifications and exceptions, and we may choose to amend such agreements and the applicable restrictions from time to time (with the consent of the requisite lenders or holders), which may allow us to incur additional indebtedness that could be substantial.
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
In addition, due to changes in privacy and data protection laws, rules and regulations around the world, ICANN and its stakeholders have modified their policies, procedures and contracts related to how registrars collect, store, transmit, publish or otherwise process the personal information of domain name registrants in publicly accessible WHOIS directories. We continue to work with ICANN and our industry counterparts to reconcile conflicts and inconsistencies with such laws, rules and regulations. If ICANN is unable to maintain policies, procedures and contracts consistent with applicable privacy and data protection laws and regulations, our efforts to comply with applicable laws may cause us to violate our existing ICANN contractual obligations. As a result, we could experience difficulties in selling domain name registrations and keeping our existing customer domain names under management, which could have a material adverse effect on our operations and revenue.
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
We are subject to local and international laws, rules, regulations, and orders relating to the operation and security of our computer network and the processing of data, including privacy of personal data.
Our operations depend on the operation of our network and processing of data internationally, including the movement of data across national boundaries. The laws, rules, regulations and orders concerning cybersecurity and processing of data are evolving and may be interpreted and applied inconsistently, and may conflict with one another, with other regulatory requirements, or with our own internal policies and procedures. Any failure or perceived failure by us to comply with U.S. or international laws and regulations relating to cybersecurity and processing of data (or our failure or perceived failure to comply with our own internal policies and procedures) may result in litigation, government enforcement actions, or reputational harm.
We are subject to a variety of U.S. and international privacy and data protection laws, rules, regulations, and orders (such as the EU General Data Protection Regulation and California Consumer Privacy Act) that provide our customers and other individuals with certain rights relating to the processing of their personal data. In addition, a growing and evolving body of U.S. and international laws restrict how we may process personal data for various purposes, including online advertising and targeted marketing. These evolving laws may increase our costs and limit our ability to use personal data for new products, including but not limited to products that rely on AI-related technologies.
We have entered into an agreement to settle FTC charges relating to certain of our security practices, advertising, and other related matters. The settlement agreement and related order is still pending a public notice-and-comment period and final FTC approval. If the proposed order is finalized, we will be required to comply with its terms for a period of at least 20 years, which include specific requirements relating to security of our hosting services among other things. If we fail to comply with the final order’s terms, we could be subject to FTC investigation, litigation, or reputational harm. We have invested and continue to invest in our security systems and have undertaken to begin implementing the proposed requirements contained in the proposed order. See Note 13 to our financial statements.

Existing and new laws, rules, regulations and orders relating to the security of our networks and data processing may cause us to incur additional compliance costs or limit our ability to provide certain of our products or services in some jurisdictions. For example, we expect to incur additional costs relating to new cybersecurity requirements in the E.U. pursuant to the E.U. Network Information Security 2 Directive (NIS2), which is currently being transposed into E.U. law.
We also must comply with a growing body of laws, rules, regulations and orders governing the transfer of data, including personal data, across territorial boundaries. For example, the GDPR restricts the transfer of personal data from the E.U. to the U.S. and other countries that are not deemed to have implemented adequate data protection measures. We use a variety of legal transfer mechanisms to transfer personal data from the E.U. to the U.S., including standard contractual clauses (SCCs) and the E.U.-U.S. Data Privacy Framework. However, the use of SCCs and the E.U.-U.S. Data Privacy Framework is subject to ongoing review and litigation in the E.U., and we cannot guarantee that we will be able to continue to rely on these or other transfer mechanisms to transfer personal data from the E.U. to the U.S.
If our cybersecurity and data processing measures fail to comply with (or are perceived to have failed to comply with) current or future laws, regulations, policies, legal obligations, industry standards or any applicable government orders, we may be subject to litigation and/or regulatory investigations and may incur fines or other liabilities, and loss of business. In addition, future laws, rules, regulations, and legal obligations may limit our customers’ ability to use our services to process data (including personal data), which could reduce demand for our products and harm our business, operating results, and financial condition.
We are subject to international laws, rules and regulations relating to content moderation.
An increasing number of laws and regulations impose requirements on us to provide content moderation and other restrictions for our products and services. For example, in 2024, the E.U.’s Digital Services Act (DSA) went into effect. The DSA imposes new content moderation and notice obligations, advertising restrictions, and other requirements on us and certain of our services. If we are unable to comply with the DSA or similar laws in other jurisdictions, we could be subject to litigation and government investigations, which could result in fines, damages, increased costs and reputational harm.
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
Several U.S. federal statutes may apply to us with respect to various activities of our customers, including the Anti-Cybersquatting Consumer Protection Act (ACPA), which provides recourse for trademark owners against cybersquatters, the Digital Millennium Copyright Act (DMCA), which provides recourse for owners of copyrighted material who believe their rights under U.S. copyright law have been infringed on the Internet, and the Communications Decency Act (CDA), which addresses blocking and screening of content on the Internet. Although these and other similar laws, rules and regulations provide limited protections from liability for providers like us, those protections may not be interpreted in a way that applies to us, may be amended or removed in the future, or may not provide us with complete protection from applicable claims. If we are found not to be protected by the safe harbor provisions of these laws, rules and regulations or if we are deemed subject to laws in other countries that may not have the same protections or that may impose more onerous obligations on us, we may owe substantial damages and our brand, reputation, and financial results may be harmed.
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
Our products depend on the ability of our customers to access the Internet. Currently, this access is provided by companies having significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies and government-owned service providers. Some of these providers can take measures including legal actions, which could degrade, disrupt or increase the cost of user access to certain of our products by restricting or prohibiting the use of their infrastructure to support our offerings, charging increased fees to our users to provide our offerings, or regulating online speech. In some jurisdictions, such as China, our products and services may be subject to government-initiated restrictions, fees or blockages. Such interference could result in a loss of existing users, advertisers and goodwill or increased costs, or could impair our ability to attract new users, thereby harming our revenue and growth. Moreover, the adoption of any laws, rules or regulations adversely affecting the growth, popularity or use of the Internet, could decrease the demand for our products and increase our operating costs. The legislative and regulatory landscape regarding the regulation of the Internet and, in particular, Internet neutrality, in the U.S. is subject to uncertainty.
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
The legal and regulatory environment relating to the Internet is uncertain, and governments may impose additional regulation in the future. New laws may be passed, courts may issue decisions affecting the Internet, existing but previously inapplicable or unenforced laws may be deemed to apply to the Internet or regulatory agencies may begin to more rigorously enforce such formerly unenforced laws, or existing legal safe harbors may be narrowed, both by U.S. federal or state governments and by governments of foreign jurisdictions. The adoption of any new laws, rules or regulations, or the narrowing of any safe harbors, could hinder growth in the use of the Internet and online services generally, and decrease acceptance of the Internet and online services as a means of communications, e-commerce and advertising. In addition, such changes in laws could increase our costs of doing business or prevent us from delivering our services over the Internet or in specific jurisdictions, which could harm our business and our results of operations.

From time to time, we are involved in lawsuits, including class action lawsuits, which are expensive and time consuming and could adversely affect our business, financial condition and results of operations.
We are, and from time to time we may become, subject to litigation and various legal proceedings, including litigation and proceedings related to employment matters, intellectual property matters, commercial disputes, antitrust and privacy and consumer protection laws, as well as stockholder derivative suits, class action lawsuits, mass arbitration and other matters. For example, we have faced, and may continue to face in the future, claims related to the Fair Labor Standards Act, the Telephone Consumer Protection Act, and the Americans with Disabilities Act (and similar federal, state and international consumer protection statutes, including the Brazil Consumer Protection Code). We have also been involved in putative class action lawsuits, including lawsuits alleging violations of the Telephone Consumer Protection Act. Class action plaintiffs in particular often seek substantial statutory damages and attorneys' fees, and demand changes to our products, features or business practices. Although the results of any such current or future litigation, regardless of the underlying nature of the claims, cannot be predicted with certainty, the final outcome of any current or future claims or lawsuits we face could adversely affect our business, financial condition and results of operations. Any negative outcome from claims or litigation, including settlements, could result in payment of substantial monetary damages or fines, attorneys' fees or costly and significant and undesirable changes to our products, features, marketing efforts or business practices. As we have expanded our international business, we have experienced an increase in litigation occurring outside of the U.S., due in part to consumer-friendly laws, rules and regulations in certain countries and legal systems with limited experience with claims related to the domain industry. Defending such litigation is costly and time consuming. The outcome of such litigation may not be the same as similar litigation in the U.S., which may have an adverse effect on our business, financial condition and results of operations.
Further, claims or litigation brought against our customers or business partners may subject us to indemnification obligations or obligations to refund fees to, and adversely affect our relationships with, our customers or business partners. Such indemnification or refund obligations or litigation judgments or settlements that result in the payment of substantial monetary damages, fines and attorneys' fees may not be sufficiently covered by our insurance policies, if at all. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves and/or disclose the relevant litigation claims or legal proceedings, as and when required or appropriate. These assessments and estimates are based on information available to management at the time of such assessment or estimation and involve a significant amount of judgment. As a result, actual outcomes or losses could differ materially from those envisioned by our current assessments and estimates. Our failure to successfully defend or settle any of these litigation claims or legal proceedings could result in liability that, to the extent not covered by our insurance, could have an adverse effect on our business, financial condition, and results of operations. See “Item 3—Legal Proceedings.”
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
As of December 31, 2024, we had 368 issued patents in the U.S. and other countries covering various aspects of our product offerings. Additionally, as of December 31, 2024, we had 11 pending U.S. and international patent applications and intend to file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations or in certain jurisdictions, and may choose to abandon patents that are no longer of strategic value to us, in each case even if those innovations have financial value to us. In addition, under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative processes or litigation. In addition, issuance of a patent does not assure that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.
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
As of December 31, 2024, we had 588 registered and 55 pending trademarks in jurisdictions including the U.S., E.U., UK, China and Germany; we have also filed a trademark application for Airo. We have also registered, or applied to register, the trademarks associated with several of our leading brands in the U.S. and in certain other countries, including for our logo launched in January 2020, the "Go." Competitors and others may have adopted, and in the future may adopt, tag lines or service or product names similar to ours, which could impede our ability to build our brands' identities and possibly lead to confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered and common law trademarks or trademarks incorporating variations of the terms or designs of one or more of our trademarks and opposition filings made when we apply to register our trademarks.
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
Occasionally, one of our customers may register a domain name identical, or similar, to a third party's trademark or the name of a living person. These occurrences have in the past led, and may in the future lead, to our involvement in disputes over such domain names. Disputes involving registration or control of domain names are often resolved through the Uniform Domain Name Dispute Resolution Policy (UDRP), ICANN's administrative process for domain name dispute resolution, or less frequently through litigation under the ACPA, or under general theories of trademark infringement or dilution. The UDRP generally does not impose liability on registrars, and the ACPA provides that registrars may not be held liable for registration or maintenance of a domain name absent a showing of the registrar's bad faith intent to profit from the trademark at issue. However, we may face liability if we act in bad faith or fail to comply in a timely manner with procedural requirements under these rules, including forfeiture of domain names in connection with UDRP actions. In addition, domain name registration disputes and compliance with the procedures under the ACPA and UDRP typically require at least limited involvement by us and, therefore, increase our cost of doing business. The volume of domain name registration disputes may increase in the future as the overall number of registered domain names increases. Moreover, as the owner or acquiror of domain name portfolios containing domains we provide for resale, we may face liability if one or more domain names in our portfolios, or our resellers' portfolios, are alleged to violate another party's trademark. Although we screen the domain names we acquire to mitigate the risk of third-party infringement claims, we, or our resellers, may inadvertently register or acquire domains that infringe or allegedly infringe third-party rights. If intellectual property laws diverge internationally or are interpreted inconsistently by local courts, we may be required to devote additional time and resources to enhancing our screening program in international markets. For example, we are involved in a large number of claims in India involving the registration of domain names alleged to incorporate strings of text matching third-party trademarks. While these claims are individually and collectively immaterial, they may require additional time and resources to resolve, and as we expand internationally, we face additional intellectual property claims. Moreover, advertisements displayed on websites associated with domains registered by us may contain allegedly infringing content placed by third parties. We may face liability and increased costs as a result of such third-party infringement claims.
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
Our business activities are subject to various restrictions under U.S. export controls and trade and economic sanctions laws, including the U.S. Commerce Department's Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department's Office of Foreign Assets Control (OFAC). These also include U.S., UK and E.U. financial and economic sanctions targeting Russia following its invasion of Ukraine. If we fail to comply with these laws, rules and regulations, we could be subject to civil or criminal penalties and reputational harm. U.S. export control laws and economic sanctions laws also prohibit certain transactions with U.S. embargoed or sanctioned countries, governments, persons and entities.
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
If we are found to be in violation of the export controls laws, rules and regulations or economic sanctions laws, rules and regulations, penalties may be imposed against us and our employees, including loss of export privileges and monetary penalties, which could have a material adverse effect on our business. We could also be materially and adversely affected through penalties, reputational harm, loss of access to certain markets, or otherwise if we are found to have violated these laws, rules and regulations.

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
Changes in taxation laws, rules and regulations may discourage the registration or renewal of domain names for e-commerce.
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
We are subject, and may become subject, to various restrictions with respect to our payments-related operations and payments products and services, including under U.S. federal, U.S. state and international laws, rules and regulations, as well as restrictions set forth in agreements we have with payment card networks and third-party payment service providers.
Payments Regulations. The processing and acceptance of a variety of payment methods, and offering of payments related products and services may be subject to various laws, rules, regulations, legal interpretations, and regulatory guidance, including those governing cross-border and domestic money transmission and funds transfers, foreign exchange, payment services, consumer protection, information and communications security, anti-money laundering, escheatment, and sanctions and export control. If we or our GoDaddy Payments business were found to be in violation of applicable laws, rules or regulations, we could be subject to additional operating requirements and/or civil and criminal penalties or forced to cease providing certain services.

Payment Card Networks. We partner with payment card networks including Visa, MasterCard and American Express to conduct both our and GoDaddy Payments' payment processing. These payment card networks have adopted rules and regulations that apply to all merchants who accept their payment cards including special operating rules that apply to GoDaddy Payments as a "payment facilitator" providing payment processing services to our GoDaddy Payments' customers. Each payment card network has discretion to interpret its own network operating rules and may make changes to such rules at any time. Changes to such rules could include increasing the cost of, imposing restrictions on, or otherwise impacting the development of, our GoDaddy Payments' retail point-of-sale solutions, which may negatively affect their deployment and adoption and could ultimately harm our business. In addition, these payment card networks may in the future increase the interchange fees and assessments that they charge for each transaction on their networks and may impose special fees or assessments on any transactions on their networks. Our payment card networks have the right to pass any increases in interchange fees and assessments on to us, which could increase our costs and thereby adversely affect our financial performance.
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
GoDaddy Payments offers payment processing and other payments products and services to our customers. We have programs to vet and monitor these customers, their GoDaddy Payments' accounts, and the transactions we process for them as part of our risk management efforts, but such programs require continuous improvement and may not be effective in detecting and preventing fraud and illegitimate transactions. When GoDaddy Payments' payments services are used to process illegitimate transactions, and we settle those funds to customers and are unable to recover them, we suffer losses and liability. As a greater number of sellers, including customers with larger sale volumes, use GoDaddy Payments' services, our exposure to material losses from a single seller, or from a small number of sellers, will increase. Illegitimate transactions can also expose us to governmental and regulatory enforcement actions and potentially prevent us from satisfying our contractual obligations to our third-party partners, which may cause us to be in breach of our obligations. Identity thieves and those committing fraud using stolen or fabricated credit card, debit card, or bank account numbers, or other deceptive or malicious practices such as account takeovers, could potentially steal significant amounts of money from us or from our customers or third parties. Our risk management policies, procedures, techniques, and processes may not be sufficient to identify every risk to which we are exposed, to enable us to prevent or mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. As our GoDaddy Payments offerings grow and our business becomes more complex, we will need to continue developing, improving, and making investments into our risk management infrastructure, techniques, and processes.
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
The trading price of our Class A common stock has in the past been, and is likely to continue to be, highly volatile and these fluctuations could cause you to lose all or part of your investment in our common stock. Since shares of our Class A common stock were sold in our initial public offering in April 2015 at a price of $20.00 per share, the reported high and low sales prices of our Class A common stock have ranged from $21.04 to $216.00 per share through February 14, 2025. Factors that may cause the market price of our Class A common stock to fluctuate include:
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
•actual or perceived cyber attacks or other cybersecurity incidents;
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
•sales of large blocks of our stock;
•departures of key personnel; or
•major catastrophic events, including those resulting from war, incidents of terrorism, outbreaks of pandemic diseases, or responses to these events.
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
In the past, our board of directors has approved the repurchase of shares of our Class A common stock. In August 2023, our board of directors approved the repurchase of up to an additional $1,000.0 million of our Class A common stock. Such approval was in addition to the amount remaining available for repurchases under prior approvals of our board of directors, such that our total approved authority under the program is $4,000.0 million of shares of our Class A common stock through 2025. Under this or any other future share repurchase programs, we may make share repurchases through a variety of methods, including open market share purchases, accelerated share repurchase programs, block transactions or privately negotiated transactions, in accordance with applicable federal securities laws. During the year ended December 31, 2024, we repurchased shares of our Class A common stock in the open market, which were retired upon repurchase, for an aggregate purchase price of $668.1 million. Of the $4,000.0 million authorized for repurchase, we have repurchased shares representing a cumulative total of $3,232.6 million and as of December 31, 2024, we had $767.4 million of remaining authorization available for repurchases. Future share repurchase programs may have no time limit, may not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm is required to audit such internal control. As previously disclosed for the year ended December 31, 2023, we identified a material weakness in the design of our controls as of December 31, 2023 related to income taxes and related disclosures and we determined that our internal control over financial reporting was not effective as of December 31, 2023, due to this material weakness. Although this material weakness has been remediated, and our management has determined, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of December 31, 2024, there can be no assurance that we will not identify a material weakness in internal controls in the future or that the measures we may take to remediate any such future control deficiencies will be effective.
If we have a material weakness in our internal control over financial reporting in the future, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs or pay fines or settlements, or judgments, thereby causing investor perceptions to be adversely affected and potentially resulting in restatement of our financial statements for prior periods and a decline in the market price of our stock. In addition, our current internal controls and any new controls we implement may become inadequate because of changes in conditions in our business or information technology systems or changes in the applicable laws, regulations and standards. We have also recently acquired, and may acquire in the future, companies that were not previously subject to Sarbanes-Oxley Act regulations and accordingly were not required to establish and maintain an internal control infrastructure compliant with the Sarbanes-Oxley Act.
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
Our business could be negatively impacted by shareholder activism.
In the past we have been subject to, and in the future may become subject to, shareholder activity and demands. Responding to actions by activist shareholders, such as requests for special meetings, potential nominations of candidates for election to our board of directors, requests to pursue a strategic combination or other transaction, or other special requests may disrupt our business and divert the attention of management and employees. In addition, any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, be exploited by our competitors, cause concern to our current or potential customers and make it more difficult to attract and retain qualified personnel and business partners, any of which could negatively impact our business. Responding to actions by activist shareholders could result in substantial costs for us. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals of our business.
Increased scrutiny from investors, regulators and other stakeholders relating to environmental, social and governance issues could result in additional costs for us and may adversely impact our reputation.
Investors, regulators, customers, employees and other stakeholders, both U.S.-based and internationally, are increasingly focused on environmental, social and governance (ESG) matters. If we fail, or are perceived to fail, to make progress or achievements, or to maintain ESG practices that meet evolving laws, regulations and stakeholder expectations, or if we revise any of our ESG commitments, initiatives or goals, our reputation and our ability to attract and retain employees could be harmed, we may receive negative media attention and we may be negatively perceived by our investors or our customers. To the extent that our required and voluntary disclosures about ESG matters increase, we could also be questioned about the accuracy, adequacy, or completeness of such disclosures and our reputation could be negatively impacted. We continue to monitor the development of ESG laws, regulations and other evolving disclosure requirements in the U.S. and globally.

Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events, whether due to climate change or otherwise, and to interruption by man-made events such as terrorism and civil unrest.
Our continued growth depends on the ability of our customers to access our products, services and customer support at any time and within an acceptable amount of time. In addition, our ability to access certain third-party solutions is important to our operations and the delivery of our products, services and customer support. Although we have disaster recovery plans in place, a significant natural disaster, such as an earthquake, fire or flood or other unusual or prolonged adverse weather patterns, whether due to climate change or otherwise, or acts of terrorism, civil unrest, pandemics, international conflicts, such as the conflicts between Russia and Ukraine and in the Middle East, or other similar events beyond our control could cause disruptions in our business or the business of our infrastructure vendors, data center hosting providers, partners or customers, our infrastructure vendors' abilities to provide connectivity and perform services on a timely basis or the economy as a whole. In the event our or our service providers' IT systems' are hindered by any of the events discussed above or otherwise, we could experience downtime, our products could become unavailable or our customers' websites could experience downtime or become unavailable. A prolonged service disruption for any of the foregoing reasons would negatively impact our ability to serve our customers and could damage our reputation, expose us to liability, cause us to lose customers or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the services we use.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
GoDaddy maintains an enterprise-wide cybersecurity program designed to manage cybersecurity risk.
Board and Audit and Finance Committee Governance
Our board of directors (the Board) manages cybersecurity risks as part of the company's overall risk management framework. The Board oversees the company's cybersecurity risk management program through the Board's Audit and Finance Committee (the Audit Committee). The Audit Committee receives verbal and written reports at least quarterly from GoDaddy's Chief Information Security Officer (CISO) regarding our company's cybersecurity risk management program and cybersecurity-related risks. The Audit Committee consists of Board members with diverse expertise in risk management, technology, finance and cybersecurity, including oversight of security teams. Our CISO provides the full Board with written quarterly and annual reports on our cybersecurity program and material cybersecurity-related risks, and the chair of the Audit Committee provides a quarterly summary of the Audit Committee's cybersecurity discussion to the full Board.
Management of Cybersecurity Risk
Our senior management is responsible for identifying, assessing, and managing the company's material cybersecurity risks. Our CISO oversees our programs for identifying, assessing, and managing our cybersecurity risks. Our CISO reports to our Chief Operating Officer (COO) and regularly provides updates to our CEO on significant cybersecurity-related matters. Our CISO also provides written monthly and quarterly reports on our cybersecurity program and risks to the CEO, Chief Technology Officer, and other key executives. Our CISO has more than 19 years' experience in cybersecurity, networking, and related technologies. Our CEO has more than 28 years' experience in e-commerce technology, engineering, and other related areas.
Our CISO works with an enterprise-wide cybersecurity team that provides 24/7/365 support. Our cybersecurity policies, procedures, and strategies primarily are implemented by our information security department. Other personnel and departments in the company also assist with cybersecurity risk management, including but not limited to our technology organization and our privacy, legal, vendor risk management, and corporate audit services teams. We have also developed processes to integrate cybersecurity risk management within the company's product and software development processes. In addition, product teams and business unit leaders are involved in product-related cybersecurity risk management.
Third-Party Consultants and Auditors
We use uses third-party auditors and consultants in connection with obtaining and maintaining industry certifications for certain products and services. We also have engaged third-party consultants in the past and may engage third-party consultants in the future for specific projects and engagements, such as responding to cybersecurity incidents. Our third-party financial auditors also include material cybersecurity risks and events as part of their financial audits.
Third-Party Cybersecurity Risk Management
We engage with third parties to provide us with hardware, software, and services to operate our information systems and run our business. We also rely on third parties to provide hardware, software, and services relating to our cybersecurity program. When engaging a third-party vendor or service provider, we use a variety of processes and controls to identify and oversee risks relating to that engagement, which may include one or more of the following:
•including provisions in vendor contracts that set minimum cybersecurity requirements;
•installing monitoring software to detect malicious software and activities in third party systems;
•monitoring for and applying patches to third-party hardware and software to address vulnerabilities; and
•performing security assessments before engaging new vendors or acquiring new hardware and software.
Despite our efforts, our control over and ability to monitor the security of third parties is limited and there can be no assurance that we can prevent, mitigate or remediate the risk of any compromise or failure in the security infrastructure owned or controlled by third parties. Additionally, any contractual protections with such third parties may be limited or insufficient to prevent a negative impact on our business from such compromise or failure.
Cybersecurity Threat Monitoring and Incident Response
We monitor for threats to our information systems through a combination of automated intrusion detection monitoring solutions, review of log data, and other activities. We require security training for all company personnel, including instructions regarding the proper methods for reporting potential cybersecurity incidents. We also provide mechanisms for interested third parties, including security researchers and law enforcement, to provide notice of potential cybersecurity threats. In addition, we monitor third-party sources for notice of cybersecurity incidents that may affect company vendors and other parties with whom we do business.
Potential and actual cybersecurity incidents are primarily handled by our internal incident response team, which is supervised by our CISO. Our incident response team is responsible for assessing the potential risk posed by an incident, providing notice to appropriate stakeholders in the company based on the perceived risk, and coordinating the assessment, containment, mitigation, and remediation efforts. Depending on the severity and scope of the incident, we also may engage external consultants. Security personnel and consultants retained by our service providers also may be involved in cases where our vendors experience a cybersecurity incident. We have processes for escalating an incident to determine whether it is material and requires notification required under applicable laws, rules and regulations.
Item 2. Properties.
Our corporate headquarters, which we lease, are located in Tempe, Arizona. We lease customer care centers and offices located throughout the U.S. as well as internationally, most significantly in Bulgaria, Germany, Romania, Serbia and the UK.
We provide our cloud-based products via a network of data centers including (i) a data center we own and operate in Phoenix, Arizona; (ii) co-location data centers located throughout the U.S., most significantly in Virginia; and (iii) co-location international data centers, most significantly in France, Germany, the Netherlands and Singapore. Our data center leases expire on various dates through 2028.
We believe our existing facilities are sufficient for our current needs. Although we have recently closed or consolidated certain of our facilities, in the future, we may need to add new facilities or expand our existing facilities to meet our evolving business needs.
Item 3. Legal Proceedings
On June 7, 2022, IBEW Local Union 481 Defined Contribution Plan and Trust, a purported shareholder (the Plaintiff), filed a shareholder derivative complaint in the Delaware Court of Chancery against certain current and former officers and directors of the company and the company as a nominal defendant. The complaint asserts claims of breach of fiduciary duty and corporate waste relating to the approval of certain settlement and release agreements we entered into with respect to certain Tax Receivable Agreements (TRAs) entered into with our pre-IPO owners. The complaint seeks monetary damages and restitution from the defendants on behalf of the company, an order directing the company to implement changes to its corporate governance and internal procedures, and an award of attorneys’ fees and costs. The Plaintiff filed an amended complaint in lieu of opposing the company's initial motion on November 4, 2022. The company filed a motion to dismiss the amended complaint on January 6, 2023; briefing was completed on April 27, 2023. On August 24, 2023, the Court denied the company's motion to dismiss the amended complaint. On September 21, 2023, the company's board of directors resolved to form a Special Litigation Committee (the SLC) vested with the full authority of the board of directors, to take any such action with respect to the litigation that the SLC, in its sole discretion, deems to be in the best interests of the company. The SLC completed its investigation and concluded, in the exercise of its business judgment, that dismissal of the action with prejudice would be in the best interests of the company and its shareholders. On December 13, 2024, the SLC moved to terminate the action. The motion is pending further proceedings before the court.
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
The following graph compares, for the five year period ending December 31, 2024, the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the Standard & Poor's 500 Index (S&P 500) and the NASDAQ Internet Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index. The returns shown are based on historical results and are not intended to suggest future performance. See the disclosures in Part I, Item 1A. "Risk Factors."
Holders of Record
As of December 31, 2024, there were 16 holders of record of our Class A common stock, although we believe there are a significantly larger number of beneficial owners because many shares are held by brokers and other institutions on behalf of stockholders.
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

Share Repurchases
Our board of directors has authorized the share repurchase programs described in Note 5 to our financial statements. There was no share repurchase activity during the three months ended December 31, 2024 pursuant to our share repurchase programs.
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
This section generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussion of 2022 items and comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K for the year ended December 31, 2023.
(Throughout the tables and this discussion and analysis, dollars are in millions, excluding average revenue per user (ARPU), and shares are in thousands.)
Overview
We serve a large market of entrepreneurs, through the development and delivery of easy-to-use products in a one stop shop solution alongside personalized guidance. We serve small businesses, individuals, organizations, developers, designers and domain investors. We manage and report our business in the following two segments:
•Applications and Commerce (A&C), which primarily consists of sales of products containing proprietary software, notably our website building products, as well as our proprietary commerce solutions and third-party email and productivity solutions and sales of certain products when they are included in bundled offerings of our proprietary software products.
•Core Platform (Core), which primarily consists of sales of domain registrations and renewals, aftermarket domain sales, domain protection, website hosting products and website security products when not included in bundled offerings of our proprietary software products as well as sales of products not containing a software component.
We have developed a stable and durable business model driven by strong brand recognition, seamless technology, scale of our business and customer care. We generate bookings and revenue, which help us measure the success of our efforts, from the sales of our product subscriptions. In addition, we monitor total bookings as we believe it is an indicator of the expected growth in our revenue and is a supplemental measure of the operating performance of our business. Total bookings and revenue derived from both of our product categories have increased in each of the last three years, with many of our non-domains products growing faster in recent periods.
The primary factors driving growth in our business are pricing and bundling, seamless technology experience, commerce, cost optimization and retention of high intent customers. Our key priorities, developments and highlights in these areas include:
Seamless Technology and Airo. We continue to expand our AI-powered experiences, including Airo, and incorporate AI innovations into our products, services and throughout our operations to make use of efficiencies and increase productivity. We remain focused on expanding our solutions and operations to stay up to date with these developments in order to maintain and grow our business.
Cost Optimization and Profitability. During the year ended December 31, 2024, the Company engaged in cost optimization initiatives, including reductions in headcount, decreases in rent and utilities expenses, and reductions in costs associated with data center and systems infrastructure as we continue to migrate to a cloud-based infrastructure.

Pricing and Bundling. During the year ended December 31, 2024, pricing and bundling initiatives resulted in an increase in bookings and continued strong growth in A&C revenue. We aim to continue to experiment and utilize various pricing strategies and price points for our solutions. In addition, as we continue to incorporate AI innovations into our solutions, monetization trends could be affected.
Commerce. We continue to grow our commerce offerings with tailored OmniCommerce solutions, including point-of-sale systems and SaaS plans with premium features and discounted transaction fees to merchants. We also continue to enhance our offerings with new AI-powered features that simplify operations for our customers.
Customer Composition. Strong customer retention continues to drive our business. Our marketing efforts set out to educate current and potential customers about the depth and breadth of our offerings. We aim to attract high-intent customers that attach more at the outset of our relationship and over time. Our onboarding paths and seamless technology are designed to help customers more easily navigate the solutions for their one-stop-shop experience through an integrated platform. We have focused our efforts here because we know through our long history and vast amount of data that customers with a greater number of products with us retain at higher rates and produce higher lifetime value. For the year ended December 31, 2024, our customer retention rate was approximately 84%, a slight reduction from the approximate 85% in each of the four years prior, due to divestitures, migrations and the end of life of certain products as part of our efforts to streamline brands outside the GoDaddy platform. For the year ended December 31, 2024, customer retention for customers within the GoDaddy platform, which represents the vast majority of our customers, was approximately 87%. In addition, the retention rate for our customers who had been with us for over three years as of December 31, 2024 was approximately 90%. Greater than 89% of our total revenue was generated by customers who were also customers in the prior year.
We believe the breadth and depth of our solutions, the intelligent and proactive AI-powered experiences and the high quality and responsiveness of our customer care team builds strong relationships with our customers and are key to our high level of customer retention. To that end, we continue to monitor our customer cohorts to ensure growth and stability of our customer base. We track revenue and retention rates generated by our annual customer cohorts over time, as well as corresponding marketing and advertising spend.
Financial Highlights
Below are our key consolidated financial highlights for 2024, with comparisons to 2023.
•Total revenue of $4,573.2 million, an increase of 7.5% on a reported and constant currency basis(1).
•International revenue of $1,459.8 million, an increase of 5.7%, or approximately 5.8% on a constant currency basis(1).
•Total bookings of $5,038.8 million, an increase of 9.5%, or approximately 9.7% on a constant currency basis(1).
•Operating income of $893.5 million, an increase of 63.2%.(2)
•Net income of $936.9 million, a decrease of 31.9%.(2)
•Normalized EBITDA(3) of $1,395.9 million, an increase of 23.0%.
•Net cash provided by operating activities of $1,287.7 million, an increase of 22.9%.
(1) Discussion of constant currency is set forth in "Quantitative and Qualitative Disclosures about Market Risk."
(2) Our operating results for the year ended December 31, 2024 and December 31, 2023 included $39.4 million and $90.8 million, respectively, in restructuring and other charges, as further discussed in Note 14 to our financial statements. Net income for the year ended December 31, 2023 included a $971.8 million benefit for income taxes primarily due to a $1,014.0 million release of the majority of our domestic valuation allowance.
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

	Year Ended December 31,
	2024		2023		2022
	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue
Revenue:
A&C	$1,653.0	36.1%	$1,430.4	33.6%	$1,279.7	31.3%
Core	2,920.2	63.9%	2,823.7	66.4%	2,811.6	68.7%
Total revenue	4,573.2	100.0%	4,254.1	100.0%	4,091.3	100.0%
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	1,652.0	36.1%	1,573.6	37.0%	1,484.5	36.3%
Technology and development	814.4	17.8%	839.6	19.7%	794.0	19.4%
Marketing and advertising	356.9	7.8%	352.9	8.3%	412.3	10.1%
Customer care	287.5	6.3%	304.5	7.2%	305.9	7.5%
General and administrative	394.2	8.6%	374.0	8.9%	385.5	9.4%
Restructuring and other	39.4	0.9%	90.8	2.1%	15.7	0.4%
Depreciation and amortization	135.3	3.0%	171.3	3.9%	194.6	4.7%
Total costs and operating expenses	3,679.7	80.5%	3,706.7	87.1%	3,592.5	87.8%
Operating income	893.5	19.5%	547.4	12.9%	498.8	12.2%
Interest expense	(158.3)	(3.5)%	(179.0)	(4.2)%	(146.3)	(3.6)%
Loss on debt extinguishment	(4.6)	(0.1)%	(1.5)	—%	(3.6)	(0.1)%
Other income (expense), net	34.8	0.8%	36.9	0.8%	7.6	0.2%
Income before income taxes	765.4	16.7%	403.8	9.5%	356.5	8.7%
Benefit (provision) for income taxes	171.5	3.8%	971.8	22.8%	(3.6)	(0.1)%
Net income	936.9	20.5%	1,375.6	32.3%	352.9	8.6%
Less: net income attributable to non-controlling interests	—	—%	0.8	—%	0.7	—%
Net income attributable to GoDaddy Inc.	$936.9	20.5%	$1,374.8	32.3%	$352.2	8.6%
Non-GAAP Financial Measures, Operating Metrics and Business Metrics
In addition to our results determined in accordance with GAAP, we believe that the following non-GAAP financial measures, operating metrics and business metrics may be useful as supplements in evaluating our ongoing operational performance:

	Year Ended December 31,
	2024	2023	2022
Normalized EBITDA	$1,395.9	$1,134.5	$1,013.0
Annualized recurring revenue	$4,042.6	$3,729.3	$3,570.1
Total bookings	$5,038.8	$4,603.1	$4,413.8
Total customers at period end (in thousands)	20,511	21,026	20,897
ARPU	$220	$203	$197
Domains under management (in thousands)	81,013	83,554	83,857

Normalized EBITDA (NEBITDA). NEBITDA is a supplemental measure of our operating performance used by management to evaluate our business. We calculate NEBITDA as net income excluding depreciation and amortization, interest expense (net), provision or benefit for income taxes, equity-based compensation expense, acquisition-related costs, restructuring-related expenses and certain other items. We believe that the inclusion or exclusion of certain recurring and non-recurring items provides a supplementary measure of our core operating results and permits useful alternative period-over-period comparisons of our operations. NEBITDA should not be viewed as a substitute for comparable GAAP measures.
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
Average revenue per user (ARPU). We calculate ARPU as total revenue during the preceding 12 month period divided by the average of the number of total customers at the beginning and end of the period. ARPU is one measure that provides insight into our ability to sell additional products to our customers.
Reconciliation of NEBITDA
The following table reconciles NEBITDA to net income, its most directly comparable GAAP financial measure:

	Year Ended December 31,
	2024	2023	2022
Net income	$936.9	$1,375.6	$352.9
Depreciation and amortization	135.3	171.3	194.6
Equity-based compensation expense(1)	299.1	294.0	264.4
Interest expense, net of interest income	130.4	155.4	135.0
Acquisition-related expenses, net of reimbursements	0.2	12.1	35.1
Restructuring and other(2)	65.5	97.9	27.4
Provision (benefit) for income taxes	(171.5)	(971.8)	3.6
NEBITDA	$1,395.9	$1,134.5	$1,013.0
_________________________________
(1)The year ended December 31, 2024 and 2023 excludes $0.8 million and $2.3 million, respectively, of equity-based compensation expense associated with our restructuring activities, which is included within restructuring and other.
(2)In addition to the restructuring and other in our statements of operations, other charges are primarily composed of lease-related expenses associated with closed facilities, charges related to certain legal matters, adjustments to the fair value of our equity investments, expenses incurred in relation to the refinancing of our long-term debt, and incremental expenses associated with certain professional services.
Year-Over-Year Comparison
Revenue
We generate the majority of our revenue from sales of product subscriptions, as described in Note 2 to our financial statements. Our subscriptions can range from monthly terms to multi-annual terms of up to ten years, depending on the product. Revenue is presented net of refunds, and we maintain a reserve to provide for refunds granted to customers.

The following table presents our revenue for the periods indicated:

	Year Ended December 31,			2024 to 2023		2023 to 2022
	2024	2023	2022	$ change	% change	$ change	% change
Applications and commerce	$1,653.0	$1,430.4	$1,279.7	$222.6	16%	$150.7	12%
Core platform	2,920.2	2,823.7	2,811.6	96.5	3%	12.1	0%
Total revenue	$4,573.2	$4,254.1	$4,091.3	$319.1	8%	$162.8	4%
Total revenue increased 7.5%, due to the increases in our A&C and Core revenues, as described below:
A&C. The 15.6% increase in A&C revenue for the year ended December 31, 2024 was driven by: (i) 20.3% growth in revenue related to our productivity applications, most notably from our pricing and bundling initiatives; (ii) 8.7% growth in revenues due to continued customer adoption of our subscription-based products designed to establish and grow an online presence; and (iii) 40.1% growth in revenue related to our commerce solutions, as continued customer adoption has resulted in an increase in payment volume.
Core. The 3.4% increase in Core revenue for the year ended December 31, 2024 was driven by 7.1% growth in domain registration and add-on revenues and 5.0% growth in aftermarket revenues due to increasing sales volume. Partially offsetting these increases was an 11.6% decrease in hosting revenues primarily due to end-of-life and migration activities from certain products and disposition of certain hosting assets.
Bookings
The following table presents our total bookings for the periods indicated:

	Year Ended December 31,			2024 to 2023		2023 to 2022
	2024	2023	2022	$ change	% change	$ change	% change
Total bookings	$5,038.8	$4,603.1	$4,413.8	$435.7	9%	$189.3	4%
The 9.5% increase in total bookings for the year ended December 31, 2024 was primarily driven by continued customer adoption of our productivity solutions and related add-ons as well as pricing and bundling initiatives, strength in domains, and continued strong adoption of our website-building presence products and commerce solutions.
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

	Year Ended December 31,			2024 to 2023		2023 to 2022
	2024	2023	2022	$ change	% change	$ change	% change
Cost of revenue	$1,652.0	$1,573.6	$1,484.5	$78.4	5%	$89.1	6%
The 5.0% increase in cost of revenue for the year ended December 31, 2024 was driven by: (i) 7.1% growth in domain registration and add-on revenues and 5.0% growth in aftermarket revenues; (ii) 20.3% growth in revenue related to our productivity applications, most notably our pricing and bundling initiatives; (iii) 8.7% growth in revenues due to continued customer adoption of our subscription-based products designed to establish and grow an online presence; and (iv) 40.1% growth in revenue related to our commerce solutions.

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

	Year Ended December 31,			2024 to 2023		2023 to 2022
	2024	2023	2022	$ change	% change	$ change	% change
Technology and development	$814.4	$839.6	$794.0	$(25.2)	(3)%	$45.6	6%
The 3.0% decrease in technology and development expenses for the year ended December 31, 2024 was attributable to a $13.0 million decrease in personnel costs driven by lower average headcount and acquisition related employee retention payments, and a $6.8 million decrease in legal, professional, and technology license costs. Additionally, data center and systems infrastructure costs decreased by $12.4 million, offset by a $9.3 million increase in public cloud cost as we migrate to a cloud-based infrastructure.
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

	Year Ended December 31,			2024 to 2023		2023 to 2022
	2024	2023	2022	$ change	% change	$ change	% change
Marketing and advertising	$356.9	$352.9	$412.3	$4.0	1%	$(59.4)	(14)%
The 1.1% increase in marketing and advertising for the year ended December 31, 2024 was primarily attributable to increased discretionary advertising spend in support of our strategic initiatives.
Customer care
Customer care expenses represent the costs to guide and service our customers, primarily consisting of personnel costs. We expect customer care expenses to fluctuate depending on the methods of customer interaction utilized as well as the level of personnel required to support our business.

	Year Ended December 31,			2024 to 2023		2023 to 2022
	2024	2023	2022	$ change	% change	$ change	% change
Customer care	$287.5	$304.5	$305.9	$(17.0)	(6)%	$(1.4)	0%
The 5.6% decrease in customer care for the year ended December 31, 2024 was attributable to a $20.1 million decrease in personnel costs driven by lower average headcount in conjunction with cost optimization initiatives including our use of alternative technologies and an increase in hiring in lower cost regions.
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

	Year Ended December 31,			2024 to 2023		2023 to 2022
	2024	2023	2022	$ change	% change	$ change	% change
General and administrative	$394.2	$374.0	$385.5	$20.2	5%	$(11.5)	(3)%
The 5.4% increase in general and administrative expenses for the year ended December 31, 2024 was primarily attributable to a $14.8 million increase in personnel costs, driven by higher stock-based compensation, and an $11.4 million increase in legal and professional costs. These increases were partially offset by a $6.1 million reduction in rent and utilities expenses, primarily the result of closed facilities and lease abandonments during 2024.
Restructuring and other

	Year Ended December 31,			2024 to 2023		2023 to 2022
	2024	2023	2022	$ change	% change	$ change	% change
Restructuring and other	$39.4	$90.8	$15.7	$(51.4)	(57)%	$75.1	478%
Restructuring and other of $39.4 million during 2024 primarily includes $18.2 million in severance, employee benefits and equity-based compensation, as well as individually immaterial amounts resulting from non-cash impairment charges and abandonment of certain operating leases.
Restructuring and other of $90.8 million during 2023 primarily includes costs incurred pursuant to restructuring activities as further discussed in Note 14 to our financial statements, as well as a charge of $17.0 million related to the termination of a revenue sharing agreement.
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

	Year Ended December 31,			2024 to 2023		2023 to 2022
	2024	2023	2022	$ change	% change	$ change	% change
Depreciation and amortization	$135.3	$171.3	$194.6	$(36.0)	(21)%	$(23.3)	(12)%
The 21.0% decrease for the year ended December 31, 2024 was attributable to a $26.4 million decrease in amortization of acquired intangible assets driven by certain intangible assets reaching the end of their useful life and an $8.1 million decrease in depreciation primarily due to property and equipment being fully depreciated or disposed of during the period.
Interest expense

	Year Ended December 31,			2024 to 2023		2023 to 2022
	2024	2023	2022	$ change	% change	$ change	% change
Interest expense	$158.3	$179.0	$146.3	$(20.7)	(12)%	$32.7	22%
The 11.6% decrease in interest expense for the year ended December 31, 2024 was attributable to the refinancing of the 2029 Term Loans in July 2023, January 2024 and December 2024 and the 2031 Term Loans in May 2024, each of which reduced our interest margin. See Note 10 to our financial statements for additional discussion.
Other income (expense), net

	Year Ended December 31,			2024 to 2023		2023 to 2022
	2024	2023	2022	$ change	% change	$ change	% change
Other income (expense), net	$34.8	$36.9	$7.6	$(2.1)	(6)%	$29.3	386%
The 5.7% decrease in other income (expense), net for the year ended December 31, 2024 was attributable to the $12.1 million increase in the carrying value of one of our equity investments during the year ended December 31, 2023 which did not occur during the year ended December 31, 2024 as well as a $4.8 million decrease in foreign exchange gains, driven by the strengthening of the USD relative to other currencies in 2024. This decrease was partially offset by a $4.4 million increase in interest income from higher invested cash balances.
Loss on debt extinguishment
In 2024, we recognized a loss on debt extinguishment of $4.6 million related to the refinancing of the 2027 and 2029 Term Loans. In 2023, we recognized a loss on debt extinguishment of $1.5 million related to the refinancing of the 2029 Term Loans. See Note 10 to our financial statements for additional discussion.
Benefit (provision) for income taxes
As described below, on January 1, 2024, we completed the DNC Restructure and Desert Newco was converted from a partnership to a disregarded entity for U.S. income tax purposes, which resulted in a one-time non-cash income tax benefit in the first quarter of 2024 of $267.4 million. During 2023, we released a majority of our domestic valuation allowance on a portion of our deferred tax assets resulting in a $1,014.0 million non-cash income tax benefit. This release was related to our U.S. federal and state domestic NOLs, credit carryforwards and other deferred tax assets (DTAs).
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
Applications and Commerce
The following table presents the results for our A&C segment for the periods indicated:

	Year Ended December 31,			2024 to 2023		2023 to 2022
	2024	2023	2022	$ change	%/bps change	$ change	%/bps change
Revenue	$1,653.0	$1,430.4	$1,279.7	$222.6	16%	$150.7	12%
Segment EBITDA	$739.3	$594.2	$522.8	$145.1	24%	$71.4	14%
Segment EBITDA Margin	44.7%	41.5%	40.9%	n/a	320 bps	n/a	60 bps
The 24.4% increase in A&C Segment EBITDA for the year ended December 31, 2024 was attributed to a $222.6 million increase in revenue as described above. This increase was partially offset by an increase in cost of revenue resulting from 20.3% growth in revenue related to our productivity applications, most notably our pricing and bundling initiatives and increased adoption of our products containing proprietary software, a 40.1% growth in revenue related to our commerce solutions, and a $20.4 million increase in operating expenses (excluding acquisition-related costs, equity-based compensation expense and depreciation and amortization) attributable to higher technology and development costs and marketing costs.

Core Platform
The following table presents the results for our Core segment for the periods indicated:

	Year Ended December 31,			2024 to 2023		2023 to 2022
	2024	2023	2022	$ change	%/bps change	$ change	%/bps change
Revenue	$2,920.2	$2,823.7	$2,811.6	$96.5	3%	$12.1	0%
Segment EBITDA	$931.7	$816.4	$783.7	$115.3	14%	$32.7	4%
Segment EBITDA Margin	31.9%	28.9%	27.9%	n/a	300 bps	n/a	100 bps
The 14.1% increase in Core Segment EBITDA for the year ended December 31, 2024 was attributed to a $96.6 million increase in revenue as described above and a $42.1 million decrease in operating expenses (excluding acquisition-related costs and equity-based compensation expense and depreciation and amortization) attributable to lower marketing, customer care and technology and development costs. Partially offsetting these increases was an increase in cost of revenue due to 7.1% growth in domain registration and add-on revenues and 5.0% growth in aftermarket revenues.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity have been cash flow generated from operations and long-term debt borrowings. Our principal uses of cash have been to fund operations and capital expenditures, to make mandatory principal and interest payments on our long-term debt and to effectuate our share repurchase program. Our liquidity position also benefits from U.S. and state DTAs such that we have not historically paid a significant amount of U.S. federal or state income taxes.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$1,287.7	$1,047.6	$979.7
Net cash provided by (used in) investing activities	21.5	(102.4)	(132.0)
Net cash used in financing activities	(677.4)	(1,261.7)	(1,326.7)
Effect of exchange rate changes on cash and cash equivalents	(1.6)	1.3	(2.7)
Net increase (decrease) in cash and cash equivalents	$630.2	$(315.2)	$(481.7)
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
Net cash provided by operating activities increased $240.1 million from $1,047.6 million in 2023 to $1,287.7 million in 2024, primarily driven by the growth in total bookings. Bookings growth was due to strong adoption across our A&C product suite, particularly within productivity solutions as a result of our pricing and bundling initiatives, as well as continued strength in domains. The increase was also driven by lower restructuring related payments as well as lower technology and development related spending.
Investing Activities
Our investing activities generally consist of strategic acquisitions, dispositions and purchases of property and equipment to support the overall growth of our business. We expect our investing cash flows to be affected by the timing of payments we make for capital expenditures, strategic acquisitions or other growth opportunities we decide to pursue.
Net cash provided by investing activities increased $123.9 million from $102.4 million net cash used in 2023 to $21.5 million net cash provided in 2024, due to maturities of short-term investments of $40.0 million, a $15.4 million reduction in capital expenditures and $35.4 million of intangible asset purchases that occurred in 2023.
Financing Activities
Our financing activities generally consist of long-term debt borrowings, the repayment of principal on long-term debt, stock option exercises, Employee Stock Purchase Plan (ESPP) proceeds and share repurchases.
Net cash used in financing activities decreased $584.3 million from $1,261.7 million used in 2023 to $677.4 million used in 2024, primarily due to a $593.7 million decrease in share repurchases.
Deferred Revenue
See Note 8 to our financial statements for details regarding the expected future recognition of deferred revenue.
Off-Balance Sheet Arrangements
As of December 31, 2024 and 2023, we had no off-balance sheet arrangements that had, or which are reasonably likely to have, a material effect on our financial statements.

Material Cash Requirements and Uses of Cash
Credit Facility and Senior Notes
Our long-term debt consists of the Credit Facility, which includes two tranches of term loans and a revolving credit facility, and the Senior Notes. In December 2024, we entered into an amendment to the Credit Facility to provide for a new tranche of term loans maturing in 2029 (the 2029 Term Loans). In May 2024, we entered into an amendment to the Credit Facility to provide for a new tranche of term loans maturing in 2031 (the 2031 Terms Loans), the proceeds of which were used to refinance and extend the maturity of all outstanding 2027 Term Loans and repay a portion of our 2029 Term Loans. See Note 10 to our financial statements for additional information regarding our long-term debt.
Our long-term debt agreements contain covenants restricting, among other things, our ability, or the ability of our subsidiaries, to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes including mergers and consolidations, sell assets, make restricted payments including dividends, distributions and investments, prepay junior indebtedness and engage in operations other than in connection with acting as a holding company, subject to customary exceptions. As of December 31, 2024, we were in compliance with all such covenants and had $998.7 million available for borrowing under the Revolver.
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
Share Repurchases
As discussed in Note 5 to our financial statements, we are authorized to repurchase up to $4,000.0 million of our Class A common stock. During the year ended December 31, 2024, we repurchased a total of 5,179 shares of our Class A common stock in the open market and through accelerated share repurchase (ASR) transactions for an aggregate purchase price of $668.1 million.
As of December 31, 2024, we had $767.4 million of remaining authorization available for repurchases.
Restructuring and Other
As discussed in Note 14 to our financial statements, we undertook restructuring activities in 2024. Cash payments of $24.4 million related to restructuring activities were made during 2024, with approximately $0.8 million remaining to be paid in 2024 relating to the restructuring activities undertaken during the year. We expect to make substantially all remaining restructuring payments pursuant to these activities by the end of the second quarter of 2025.
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

Revenue Recognition
Revenue is recognized when control of a promised good or service (product) is transferred to the customer, in an amount reflecting the consideration we expect to be entitled to in exchange for such product. Revenue is recognized net of allowances for returns and applicable transaction taxes collected from customers. Refunds are estimated at contract inception using the expected value method based upon historical refund experience. Domain registration and renewal revenue is recognized ratably over the registration period as the customer simultaneously receives and consumes the benefits over the contract term. For each domain registration or renewal, we have one performance obligation consisting of two promises to ensure: (1) the customer has exclusive use of the domain during the applicable registration term and (2) the domain is accessible and appropriately directed to its underlying content. After the contract term expires, unless renewed, the customer can no longer access or use the domain. We have determined these promises are not distinct within our contracts as they are highly interdependent and interrelated and are inputs to a combined benefit. Accordingly, we concluded that each domain registration or renewal represents one product offering and is a single performance obligation.
We sell our products directly to customers and also through a network of resellers. In certain cases, we act as a reseller of products provided by others. We record revenue on a gross basis when we are the principal in the arrangement and on a net basis when we are an agent. The determination of whether we are a principal or an agent is dependent on whether we control the specific good or service before it is transferred to the customer, including whether we have primary fulfillment responsibility and obligation to perform the services being sold to the customer, whether we have inventory risk and whether we have latitude in establishing pricing. Revenue associated with sales of certain third party solutions, including Microsoft 365, where we act as a reseller of products provided by others is recorded on a gross basis as we have determined that we control the product before transferring it to our end customers. Revenue associated with aftermarket domain sales, excluding certain immaterial reseller arrangements, is recorded on a gross basis as we have determined that we take control of the domain before transferring it to our end customers. The determination of gross or net revenue recognition is reviewed on a product-by-product basis.
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

Indefinite-Lived Intangible Assets
We make estimates, assumptions and judgments when valuing indefinite-lived intangible assets in connection with the initial purchase price allocations of business acquisitions, as well as when evaluating the recoverability of our indefinite-lived intangible assets on an ongoing basis. We assess our indefinite-lived intangible assets for impairment at least annually during the fourth quarter. We will also perform an assessment at other times if and when events or changes in circumstances indicate the carrying value of these assets may not be recoverable.
We perform our impairment assessment based on qualitative analysis, which includes considering various factors including macroeconomic conditions, industry and market conditions and our historical and projected operating results. If, based on our qualitative analysis, we were to determine it is more-likely-than-not that the indefinite-lived intangible asset is impaired, a quantitative impairment test would be performed to determine if an impairment loss should be recorded.
Our qualitative assessment during 2024 indicated it was more-likely-than-not that certain indefinite-lived intangible assets were impaired. We performed a quantitative impairment test and recognized an immaterial non-cash impairment charge which was included within restructuring and other in our consolidated statement of operations. Our qualitative assessment during 2023 and 2022 did not indicate any impairment.
See Notes 2 and 4 to our financial statements for additional information regarding indefinite-lived intangible assets.
Income Taxes
We are subject to U.S. federal, state and foreign income taxes with respect to our allocable share of any taxable income or loss of Desert Newco, as well as any stand-alone income or loss we generate. On December 11, 2023, we completed a series of transactions (the DNC Restructure) designed to simplify our then-existing capital structure, commonly referred to as an "Up-C" structure, and provide us with additional strategic flexibility. Completion of these transactions resulted in Desert Newco becoming a wholly-owned subsidiary of GoDaddy Inc. Subsequent to the DNC Restructure, on January 1, 2024, Desert Newco was converted from a partnership to a disregarded entity and as a result we are now treated as a consolidated C corporation group for U.S. income tax purposes. Judgment is required in determining our provision or benefit for income taxes and in evaluating uncertain tax positions.
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
We recognize DTAs to the extent we believe these assets are more-likely-than-not to be realized. In evaluating our ability to realize our DTAs, in full or in part, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, prudent and feasible tax planning strategies and recent results of operations. The assumptions utilized in determining future taxable income require judgment and are consistent with the plans and estimates we use to manage our business. Actual operating results in future years could differ from our current assumptions, judgments and estimates, which could have a material impact on the amount of DTAs we ultimately realize. We continue to maintain a valuation allowance against the DTAs for which we have concluded it is more-likely-than-not they will not be realized due to certain limitations on character or carryforward period.
We recognize tax benefits from uncertain tax positions only if it is more-likely-than-not the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized from such positions are measured based on the largest benefit having a greater than 50% likelihood of being realized.
See Notes 2 and 16 to our financial statements for additional information regarding income taxes.
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
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts may fail to meet their contractual obligations. To mitigate such counterparty credit risk, we enter into contracts only with carefully selected financial institutions based upon ongoing evaluations of their creditworthiness. As a result, we do not believe we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of December 31, 2024.
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
Foreign Exchange Forward Contracts
A portion of our bookings, revenue and operating expenses is denominated in foreign currencies, which are subject to exchange rate fluctuations. Our most significant foreign currency exposures are the British pound, the Euro and the Canadian dollar. Our reported bookings, revenues and operating results may be impacted by fluctuations in foreign currency exchange rates. Fluctuations in exchange rates may also cause us to recognize transaction gains and losses in our statements of operations; however, such amounts were not material during the current period. As our international business continues to grow, our exposure to fluctuations in exchange rates will increase, which may increase the costs associated with this growth. During 2024, our total bookings growth in constant currency would have been approximately 20 basis points higher and our total revenue growth would have had an insignificant impact. Constant currency is calculated by translating bookings and revenue for each month in the current period using the foreign currency exchange rates for the corresponding month in the prior period, excluding any hedging gains or losses realized during the period. We believe constant currency information is useful in analyzing underlying trends in our business by eliminating the impact of fluctuations in foreign currency exchange rates and allows for period-to-period comparisons of our performance.
From time-to-time, we may utilize foreign exchange forward contracts to manage the volatility of our bookings and revenue related to foreign currency transactions. These forward contracts reduce, but do not eliminate, the impact of adverse currency exchange rate fluctuations. We generally designate these forward contracts as cash flow hedges for accounting purposes. Changes in the intrinsic value of designated hedges are recorded as a component of accumulated other comprehensive income (loss) (AOCI). Gains and losses, once realized, are recorded as a component of AOCI and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. At December 31, 2024, the realized gain and unrealized gain included in AOCI were $2.0 million and $33.2 million, respectively.
Cross-Currency Swaps
In order to manage variability due to movements in foreign currency exchange rates related to a Euro-denominated intercompany loan, we entered into five-year cross-currency swaps in April 2017. In March 2022, we entered into a transaction to extend the maturity of these swaps to August 31, 2027, as described in Note 11 to our financial statements. The cross-currency swaps had an aggregate amortizing notional amount of €1,146.9 million at December 31, 2024 (approximately $1,187.4 million).
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
Total borrowings under our 2031 Term Loans were $995.0 million as of December 31, 2024. The amortization rate for the 2031 Term Loans is 1.00% per annum and the 2031 Term Loans were issued at an applicable margin of (i) 1.75% for the term loans that are Secured Overnight Financing Rate (SOFR) loans and (ii) 0.75% for the term loans that are ABR loans.
Total borrowings under our 2029 Term Loans were $1,458.9 million as of December 31, 2024. The amortization rate for the 2029 Term Loans is 1.00% per annum and the 2029 Term Loans were issued at an applicable margin of (i) 1.75% for the term loans that are SOFR loans and (ii) 0.75% for the term loans that are ABR loans.
In January, May, and December of 2024, we entered into amendments to the Credit Facility to refinance the 2029 and 2031 Term Loans, as discussed in Note 10 to our financial statements.
All SOFR-based interest rates under the Credit Facility are subject to a 0.0% floor.
In April 2017, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement to effectively convert a portion of the variable-rate borrowings under the 2029 Term Loans to a fixed rate. Prior to this arrangement's contractual maturity date of April 3, 2022, in March 2022, we entered into a transaction to extend the maturity of these swaps to August 31, 2027, as described in Note 11 to our financial statements. In addition, in conjunction with the refinancing of a portion of our debt in November 2022, the hedged debt index of the swaps was changed from LIBOR to SOFR. These interest rate swaps, which had a notional amount of $1,222.7 million as of December 31, 2024, serve to convert a portion of the variable-rate borrowings under the 2029 Term Loans to a fixed rate of 4.81%.
In August 2020, we entered into seven-year pay-fixed rate, receive-floating rate interest rate swap arrangements to effectively convert a portion of the variable rate borrowings under the 2027 Term Loans to a fixed rate of 0.705%. In May 2023, in conjunction with the concurrent Credit Facility amendment discussed in Note 10, we terminated these swaps and entered into new SOFR-based interest rate swaps with a fixed rate of 0.672%. These interest rate swaps, which mature on August 10, 2027, had an aggregate notional amount of $716.3 million at December 31, 2024.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of GoDaddy Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GoDaddy Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2025 expressed an unqualified opinion thereon.

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

Revenue Recognition
Description of the Matter	As more fully described in Note 2 to the consolidated financial statements, the Company generates its revenue primarily from fees for domain registrations, website hosting, website security, and applications and commerce products, which are generally recognized ratably over the related contractual terms. The majority of the Company's revenue recognition process involves the use of numerous systems responsible for the processing and recording of significant volumes of data and transactions, as well as the calculation of revenue in accordance with the Company's accounting policies.

Auditing certain portions of the Company's revenue recognition process was challenging and complex due to the high volume of transactions and the dependency on the design and operation of multiple proprietary information technology systems.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over certain portions of the Company's revenue recognition process. We tested controls over the initiation and billing of sales, the recognition of revenue and deferred revenue and the Company's cash to billings reconciliation process. We also tested, with involvement from information technology professionals, application controls related to appropriate revenue recognition and application controls related to the interfaces between key systems, which included controls related to access, data and the configuration of the key systems.

Our audit procedures included, among others, testing on a sample basis the completeness and accuracy of the underlying data within the Company’s billing and revenue systems, testing samples of sales transactions to source documentation, performing substantive analytical procedures and testing the Company's cash to billings reconciliations. We also evaluated the appropriateness of the Company's related disclosures in the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2004.

Phoenix, Arizona
February 20, 2025

GoDaddy Inc.
Consolidated Balance Sheets
(In millions, except shares in thousands and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$1,089.0	$458.8
Short-term investments	—	40.0
Accounts and other receivables	91.1	76.6
Registry deposits	34.5	37.3
Prepaid domain name registry fees	492.0	466.0
Prepaid expenses and other current assets	245.2	177.2
Total current assets	1,951.8	1,255.9
Property and equipment, net	156.4	185.3
Operating lease assets	49.4	60.8
Prepaid domain name registry fees, net of current portion	224.8	209.0
Goodwill	3,518.9	3,569.3
Intangible assets, net	1,055.8	1,158.6
Deferred tax assets	1,181.5	1,020.4
Other assets	96.8	105.6
Total assets	$8,235.4	$7,564.9
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$81.6	$148.1
Accrued expenses and other current liabilities	378.6	442.2
Deferred revenue	2,222.3	2,074.9
Long-term debt	15.9	17.9
Total current liabilities	2,698.4	2,683.1
Deferred revenue, net of current portion	883.2	802.4
Long-term debt, net of current portion	3,779.1	3,798.5
Operating lease liabilities, net of current portion	76.7	90.2
Other long-term liabilities	85.7	90.7
Deferred tax liabilities	20.2	37.8
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value - 50,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value - 1,000,000 shares authorized; 141,208 and 142,051 shares issued and outstanding as of December 31, 2024 and 2023, respectively	0.1	0.1
Class B common stock, $0.001 par value - 500,000 shares authorized; none and 259 shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	2,611.8	2,271.6
Accumulated deficit	(2,052.3)	(2,320.7)
Accumulated other comprehensive income	132.5	111.2
Total stockholders' equity	692.1	62.2
Total liabilities and stockholders' equity	$8,235.4	$7,564.9

See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Operations
(In millions, except shares in thousands and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Applications and commerce	$1,653.0	$1,430.4	$1,279.7
Core platform	2,920.2	2,823.7	2,811.6
Total revenue	4,573.2	4,254.1	4,091.3
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	1,652.0	1,573.6	1,484.5
Technology and development	814.4	839.6	794.0
Marketing and advertising	356.9	352.9	412.3
Customer care	287.5	304.5	305.9
General and administrative	394.2	374.0	385.5
Restructuring and other	39.4	90.8	15.7
Depreciation and amortization	135.3	171.3	194.6
Total costs and operating expenses	3,679.7	3,706.7	3,592.5
Operating income	893.5	547.4	498.8
Interest expense	(158.3)	(179.0)	(146.3)
Loss on debt extinguishment	(4.6)	(1.5)	(3.6)
Other income (expense), net	34.8	36.9	7.6
Income before income taxes	765.4	403.8	356.5
Benefit (provision) for income taxes	171.5	971.8	(3.6)
Net income	936.9	1,375.6	352.9
Less: net income attributable to non-controlling interests	—	0.8	0.7
Net income attributable to GoDaddy Inc.	$936.9	$1,374.8	$352.2
Net income attributable to GoDaddy Inc. per share of Class A common stock:
Basic	$6.63	$9.27	$2.22
Diluted	$6.45	$9.08	$2.19
Weighted-average shares of Class A common stock outstanding:
Basic	141,250	148,296	158,788
Diluted	145,287	151,452	161,457
___________________________
(1) Costs and operating expenses include equity-based compensation expense as follows:
Cost of revenue	$0.9	$1.3	$1.5
Technology and development	155.2	162.4	140.3
Marketing and advertising	30.9	27.9	29.1
Customer care	21.6	24.1	20.0
General and administrative	90.5	78.3	73.5
Restructuring and other	0.8	2.3	—
Total equity-based compensation expense	$299.9	$296.3	$264.4

See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2024	2023	2022
Net income	$936.9	$1,375.6	$352.9
Foreign exchange forward contracts gain (loss), net(1)	32.1	(24.3)	24.3
Unrealized swap gain (loss), net(1)	(26.9)	(34.1)	214.9
Change in foreign currency translation adjustment	16.1	(8.6)	(22.1)
Comprehensive income	958.2	1,308.6	570.0
Less: comprehensive income attributable to non-controlling interests	—	1.0	1.1
Comprehensive income attributable to GoDaddy Inc.	$958.2	$1,307.6	$568.9

(1) Amounts are net of the income tax effects reflected below:
Foreign exchange forward contracts gain (loss), net	$10.0	$(5.5)	$—
Unrealized swap gain (loss), net	$1.9	$(25.0)	$(2.6)

See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	166,901	$0.2	320	$—	$1,594.7	$(1,474.6)	$(38.6)	$1.5	$83.2
Net income	—	—	—	—	—	352.2	—	0.7	352.9
Equity-based compensation, including amounts capitalized	—	—	—	—	267.8	—	—	—	267.8
Repurchases of Class A common stock	(16,844)	—	—	—		(1,300.3)	—	—	(1,300.3)
Stock option exercises	536	—	—	—	20.0	—	—	(0.1)	19.9
Issuances of Class A common stock under employee stock purchase plan	495	—	—	—	30.1	—	—	—	30.1
Impact of derivatives, net	—	—	—	—	—	—	239.2	—	239.2
Change in foreign currency translation adjustment	—	—	—	—	—	—	(22.1)	—	(22.1)
Vesting of restricted stock units and other	2,742		(8)	—	—	0.1	(0.5)	0.4	—
Balance at December 31, 2022	153,830	0.2	312	—	1,912.6	(2,422.6)	178.0	2.5	(329.3)
Net income	—	—	—	—	—	1,374.8	—	0.8	1,375.6
Equity-based compensation, including amounts capitalized	—	—	—	—	298.4	—	—	—	298.4
Repurchases of Class A common stock(1)	(17,356)	—	—	—	—	(1,272.9)	—	—	(1,272.9)
Stock option exercises	557	—	—	—	19.8	—	—	(0.2)	19.6
Issuances of Class A common stock under employee stock purchase plan	492	—	—	—	30.0	—	—	—	30.0
Impact of derivatives, net	—	—	—	—	—	—	(58.4)	—	(58.4)
Change in foreign currency translation adjustment	—	—	—	—	—	—	(8.6)	—	(8.6)
Impact of DNC Restructure	270	—	—	—	9.3	—	—	(2.5)	6.8
Vesting of restricted stock units and other	4,258	(0.1)	(53)	—	1.5	—	0.2	(0.6)	1.0
Balance at December 31, 2023	142,051	0.1	259	—	2,271.6	(2,320.7)	111.2	—	62.2

GoDaddy Inc.
Consolidated Statements of Stockholders' Equity (Deficit) (continued)
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Net income	—	—	—	—	—	936.9	—	—	936.9
Equity-based compensation, including amounts capitalized	—	—	—	—	301.8	—	—	—	301.8
Repurchases of Class A common stock(1)	(5,179)	—	—	—	—	(668.6)	—	—	(668.6)
Stock option exercises	199	—	—	—	6.9	—	—	—	6.9
Issuances of Class A common stock under employee stock purchase plan	356	—	—	—	31.8	—	—	—	31.8
Impact of derivatives, net	—	—	—	—	—	—	5.2	—	5.2
Change in foreign currency translation adjustment	—	—	—	—	—	—	16.1	—	16.1
Vesting of restricted stock units and other	3,781	—	(259)	—	(0.3)	0.1	—	—	(0.2)
Balance at December 31, 2024	141,208	$0.1	—	$—	$2,611.8	$(2,052.3)	$132.5	$—	$692.1
__________________________________
(1)Includes a 1% excise tax on shares repurchased, net of the fair market value of new share issuances, of $0.4 million and $8.5 million, for the years ended December 31, 2024 and December 31, 2023, respectively.

See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net income	$936.9	$1,375.6	$352.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135.3	171.3	194.6
Equity-based compensation	299.9	296.3	264.4
(Gain) loss on derivative instruments	(16.8)	(12.0)	27.6
Deferred taxes	(177.8)	(993.2)	(18.4)
Other	49.0	79.1	77.2
Changes in operating assets and liabilities, net of amounts acquired:
Prepaid domain name registry fees	(42.3)	(41.9)	(34.7)
Accounts payable	(65.5)	28.3	35.1
Accrued expenses and other current liabilities	0.3	56.2	11.3
Deferred revenue	235.4	149.2	101.6
Other operating assets and liabilities	(66.7)	(61.3)	(31.9)
Net cash provided by operating activities	1,287.7	1,047.6	979.7
Investing activities
Maturities (purchases) of short-term investments	40.0	(40.0)	—
Business acquisitions, net of cash acquired	—	—	(72.5)
Purchases of intangible assets	—	(35.4)	(0.4)
Purchases of property and equipment	(26.6)	(42.0)	(59.7)
Other investing activities, net	8.1	15.0	0.6
Net cash provided by (used in) investing activities	21.5	(102.4)	(132.0)
Financing activities
Proceeds received from:
Issuance of term loans	4,214.8	1,759.9	1,725.3
Stock option exercises	6.9	19.6	19.9
Issuance of Class A common stock under employee stock purchase plan	31.8	30.0	30.1
Payments made for:
Repurchases of Class A common stock	(676.5)	(1,270.2)	(1,294.6)
Repayment of term loans	(4,237.1)	(1,786.3)	(1,789.9)
Other financing obligations	(17.3)	(14.7)	(17.5)
Net cash used in financing activities	(677.4)	(1,261.7)	(1,326.7)
Effect of exchange rate changes on cash and cash equivalents	(1.6)	1.3	(2.7)
Net increase (decrease) in cash and cash equivalents	630.2	(315.2)	(481.7)
Cash and cash equivalents, beginning of period	458.8	774.0	1,255.7
Cash and cash equivalents, end of period	$1,089.0	$458.8	$774.0

Cash paid during the period for:
Interest on long-term debt, including impact of interest rate swaps	$150.2	$169.8	$127.3
Income taxes, net of refunds received	$19.1	$10.6	$11.2
Amounts included in the measurement of operating lease liabilities	$39.7	$44.4	$50.0
Supplemental disclosure of non-cash transactions
Operating lease assets obtained in exchange for operating lease obligations	$11.5	$8.3	$14.9
Accrued purchases of property and equipment at period end	$0.5	$1.9	$12.4

See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Notes to Consolidated Financial Statements
(In millions, except shares in thousands and per share amounts)

1.    Organization and Background
Description of Business
We deliver simple, easy-to-use cloud-based solutions, outcome-driven, personalized guidance in a one-stop shop solution with ease and access to our payment solutions. Our products enable our customers to establish a digital presence, connect with their customers and manage their presence.
Organization
On December 11, 2023, we completed a series of transactions (the DNC Restructure) designed to simplify our then-existing capital structure, commonly referred to as an "Up-C" structure, and provide us with additional strategic flexibility. Completion of these transactions resulted in Desert Newco LLC (Desert Newco) becoming a wholly-owned subsidiary of GoDaddy Inc. Pursuant to the DNC Restructure, all limited liability company units of Desert Newco not held by us or our subsidiaries were cancelled and converted into newly issued shares of our Class A common stock. Subsequent to the DNC Restructure, on January 1, 2024, Desert Newco was converted from a partnership to a disregarded entity and as a result we are now treated as a consolidated C corporation group for U.S. income tax purposes.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, revenue recognition, valuation of business combinations, valuation of acquired indefinite-lived intangibles and income taxes. We periodically evaluate our estimates and adjust prospectively, if necessary. We believe our estimates and assumptions are reasonable; however, actual results may differ.
Segments
We report our operating results through two reportable segments: Applications and Commerce (A&C) and Core Platform (Core), as further discussed in Note 18.
2.    Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents includes cash on hand, other highly liquid investments with a remaining maturity of 90 days or less at the date of acquisition and receivables related to third-party payment processor transactions normally received within 72 hours. Amounts receivable for payment processor transactions totaled $30.1 million and $41.2 million at December 31, 2024 and 2023, respectively.
Short-Term Investments
Short-term investments consist of instruments with a remaining maturity in excess of 90 days at the date of acquisition, which are carried at fair value. The estimated fair value of short-term investments is determined based on quoted market prices and approximated historical cost. We did not have any material realized or unrealized gains or losses on sales of short-term investments during any of the periods presented.

We classify short-term investments as available-for-sale at the time of purchase and reevaluate such classification at each balance sheet date. We may sell short-term investments at any time for use in current operations or for other purposes, even if they have not yet reached maturity. As a result, we classify all short-term investments, including investments with maturities beyond 12 months, as current assets.

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
Property and equipment consisted of the following:

	Estimated Useful Lives	December 31,
		2024	2023
Computer equipment	3 years	$394.3	$438.6
Software	3-5 years	103.2	98.8
Land	Indefinite	4.8	4.8
Buildings, including improvements	5-40 years	113.8	115.0
Leasehold improvements	Lesser of useful life or remaining lease term	62.0	76.7
Other	1-20 years	14.8	16.3
Total property and equipment		692.9	750.2
Less: accumulated depreciation and amortization		(536.5)	(564.9)
Property and equipment, net		$156.4	$185.3
Depreciation and amortization expense related to property and equipment was $53.2 million, $61.3 million and $61.2 million during 2024, 2023 and 2022, respectively.
Property and equipment, net by geography was as follows:

	December 31,
	2024	2023
U.S.	$133.1	$146.9
France	15.4	19.8
All other international	7.9	18.6
	$156.4	$185.3
No other international country represented more than 10% of property and equipment, net in any period presented.
Capitalized Software Costs
We capitalize and amortize certain implementation costs related to cloud computing arrangements as well as costs incurred to develop software for internal-use during the application development phase. Costs related to the design or maintenance of internal-use software are included in technology and development expenses as incurred. We capitalized $12.8 million and $17.9 million of such costs during 2024 and 2023, respectively.
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
Long-Lived and Finite-Lived Intangible Assets
Finite-lived intangible assets are amortized over the following estimated useful lives:

Customer relationships	2-9 years
Developed technology	3-5 years
Trade names and other	3-10 years
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
We reflect unrealized gains or losses on cash flow hedges as components of accumulated other comprehensive income (loss) (AOCI). Gains and losses on these instruments are recorded as a component of AOCI until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from AOCI to earnings within the same line items as the underlying transactions. At inception, and each reporting period, we evaluate the effectiveness of each of our hedges, and all hedges were determined to be effective.
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
Equity Investments
We hold investments in privately held equity securities, which are recorded in other assets and were as follows:

Equity Investments
Equity investments as of December 31, 2022	$40.5
Fair market value adjustments(1)	14.4
Impairment losses(1)	(2.3)
Additional investments	0.5
Equity investments as of December 31, 2023	53.1
Fair market value adjustments(1)	—
Impairment losses(1)	—
Additional investments	—
Equity investments as of December 31, 2024	$53.1
_________________________________
(1)Fair market value adjustments and impairment losses are recorded in other income (expense), net.
These securities are recorded at cost and adjusted for observable transactions for same or similar investments of the same issuer or impairment. Investment gains and losses are recorded in other income (expense), net. A security's carrying value is not adjusted if there are no observable price changes in a same or similar security from the same issuer or if there are no identified events or changes in circumstances that may indicate impairment. In determining the estimated fair value of our investments, we utilize the most recent data available to us. We assess our investments for impairment at least quarterly using both qualitative and quantitative factors. If an investment is considered impaired, we recognize an impairment loss and establish a new carrying value for the investment. Our analysis did not indicate impairment or fair market value adjustments of our investments during the year ended December 31, 2024.
Foreign Currency
Our reporting currency is the United States (U.S.) dollar. Assets denominated in foreign currencies are translated into U.S. dollars at period-end exchange rates. Foreign currency-based revenue and expenses are translated at average exchange rates prevailing throughout the period. Translation adjustments are included in equity in the CTA component of AOCI. Foreign currency remeasurement gains and losses are recorded in other income (expense), net and were $(4.7) million, $(9.6) million and $(15.7) million during 2024, 2023 and 2022, respectively.
For certain of our foreign subsidiaries whose functional currency is other than the U.S. dollar, we translate revenue and expense transactions at average exchange rates. We translate assets and liabilities at period-end exchange rates and include foreign currency translation gains and losses as a component of AOCI.
Revenue Recognition
Revenue is recognized when control of the promised good or service (product) is transferred to our customers, in an amount reflecting the consideration we expect to be entitled to in exchange for such product.
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
Our products, which generally include a refund period, are accounted for as variable consideration when estimating the amount of revenue to recognize. Refunds are estimated at contract inception using the expected value method based on historical refund experience and updated each reporting period as additional information becomes available and only to the extent it is probable a significant reversal of any incremental revenue will not occur. Refunds result in a reduced amount of revenue recognized over the contract term of the applicable product.
Our revenue is categorized as follows:
Applications and Commerce. A&C revenue primarily consists of revenue from sales of products containing proprietary software such as Websites + Marketing and Managed WordPress and commerce products including payment processing fees as well as sales of third-party email and productivity solutions such as Microsoft 365. A&C revenue also includes revenue from sales of products, such as website security products, when they are included in bundled offerings of our proprietary software products. Consideration is generally recorded as deferred revenue when received, which is typically at the time of sale, and revenue from most A&C products is recognized ratably over the period in which the performance obligations are satisfied, which is typically over the contract term. Payment processing fee revenue is recognized at the time of the transaction.
Core Platform. Core revenue primarily consists of revenue from sales of domain registrations and renewals, aftermarket domain sales, website hosting and security products when not included in bundled offerings of our proprietary software products. Core revenue also includes revenue from sales of products not containing a software component such as professional web services as well as fee surcharges paid to ICANN. Consideration is generally recorded as deferred revenue when received, which is typically at the time of sale, and revenue from most Core products is recognized ratably over the period in which the performance obligations are satisfied, which is typically over the contract term. Aftermarket domain revenue is recognized at the time when control of the domain is transferred to the buyer.
Disaggregated Revenue
Revenue by major product type was as follows:

	Year Ended December 31,
	2024	2023	2022
Applications and commerce	$1,653.0	$1,430.4	$1,279.7
Core platform: domains	2,152.7	2,018.5	1,959.2
Core platform: other	767.5	805.2	852.4
	$4,573.2	$4,254.1	$4,091.3
No single customer represented over 10% of our total revenue for any period presented.
Revenue by geography is based on the customer's billing address and was as follows:

	Year Ended December 31,
	2024	2023	2022
U.S.	$3,113.4	$2,873.0	$2,757.3
International	1,459.8	1,381.1	1,334.0
	$4,573.2	$4,254.1	$4,091.3
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

For each domain registration or renewal we provide, we have one performance obligation consisting of two promises to ensure that: (1) the customer has the exclusive use of the domain during the applicable registration term and (2) the domain is accessible and appropriately directed to its underlying content. After the contract term expires, unless renewed, the customer can no longer access or use the domain. We have determined these promises are not distinct within our contracts as they are highly interdependent and interrelated and are inputs to a combined benefit. Accordingly, we concluded that each domain registration or renewal represents one product offering and is a single performance obligation.
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
For arrangements with multiple performance obligations, we allocate revenue to each distinct performance obligation based on its relative SSP. We determine SSP based on prices charged to customers for individual products, taking into consideration factors including discounting practices, the size, volume and term length of transactions, and the geographic areas in which our products are sold. Our products with multiple performance obligations often have observable SSP in the form of contractually stated list prices as we commonly sell our products or services separately to similar customers.
Principal versus Agent Considerations
We sell our products directly to customers and also through a network of resellers. In certain cases, we act as a reseller of products provided by others. The determination of gross or net revenue recognition is reviewed on a product-by-product basis and is dependent on our determination as to whether we act as principal or agent in the transaction. Revenue from sales of certain third party solutions, including Microsoft 365, where we act as a reseller of products provided by others is recorded on a gross basis as we have determined that we control the product before transferring it to the end customer. Revenue from aftermarket domain sales, excluding certain immaterial reseller arrangements, is recorded on a gross basis as we have determined that we take control of the domain before transferring it to the end customer. Commissions paid to resellers are capitalized and amortized to cost of revenue consistent with the pattern of transfer of the products purchased.
Assets Recognized from Contract Costs
Fees paid to various registries at the inception of a domain registration or renewal represent costs to fulfill a contract. We capitalize and amortize these prepaid domain name registry fees to cost of revenue consistent with the pattern of transfer of the product to which the asset relates. Amortization expense of such asset was $793.1 million, $765.3 million and $717.1 million during 2024, 2023 and 2022, respectively.
No other contract costs were capitalized as they were not material.
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
Advertising costs are expensed either as incurred, at the time a commercial initially airs or when a promotion first appears in the media. Advertising expenses were $251.9 million, $247.1 million and $284.9 million during 2024, 2023 and 2022, respectively.
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
Restructuring and Other
Restructuring and other for 2024 and 2023 primarily represents: (i) charges related to the restructuring activities which were undertaken to reduce future operating expenses and improve cash flows through a combination of reductions in force as well as the sale of certain assets and liabilities of our hosting business within our Core segment in 2023, and (ii) a charge incurred in 2023 related to the termination of a revenue sharing agreement.
Restructuring and other for 2022 consists primarily of severance and other exit costs as well as charges recorded in connection with the impairment and gains and losses on disposition of certain assets.
Equity-Based Compensation
We typically grant restricted stock units (RSUs) with vesting based solely upon the continued service of the recipient and performance-based awards (PSUs) with vesting based on our relative total stockholder return (TSR) as compared to a selected index of public Internet companies. We recognize the accounting grant date fair value of equity-based awards as compensation expense over the required service period of each award.
On the settlement date of each three-year performance period associated with our TSR-based PSU grants, and only if a participant remains a Service Provider (as defined in the equity plan applicable to each grant) on such date, a participant will receive shares of our Class A common stock ranging from 0% to 200% of the originally granted PSUs based on our relative TSR as compared to the companies within the selected index. Vesting of the PSUs is subject to the TSR market condition as well as approval of the performance by our board of directors following the end of each performance period.
Equity-based awards are valued using the fair value method, which for RSUs is the fair market value of the underlying common stock on the grant date. The fair value of shares issued under our employee stock purchase plan is estimated on the first day of each offering period using the Black-Scholes option pricing model.
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
We record uncertain tax positions on the basis of a two-step process in which: (i) we determine whether it is more-likely-than-not the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions meeting the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.
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

The following tables set forth our material assets and liabilities measured and recorded at fair value on a recurring basis:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Commercial paper	$—	$134.5	$—	$134.5
Time deposits	144.9	—	—	144.9
Notice deposits	140.0	—	—	140.0
Derivative assets	—	172.7	—	172.7
Total assets	$284.9	$307.2	$—	$592.1

	December 31, 2023
Assets:	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Commercial paper	$—	$39.6	$—	$39.6
Time deposits	40.0	—	—	40.0
Short-term investments:
Time deposits	40.0	—	—	40.0
Derivative assets	—	128.6	—	128.6
Total assets	$80.0	$168.2	$—	$248.2
Liabilities:
Derivative liabilities	$—	$46.4	$—	$46.4
We have no other material assets or liabilities measured at fair value on a recurring basis.
Acquisitions
We determine whether substantially all of the fair value of assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this criteria is met, the single asset or group of assets, as applicable, is accounted for as an asset acquisition. If the threshold is not met, further assessment is undertaken to ascertain whether the acquisition meets the definition of a business.
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
Recent Accounting Pronouncements
In November 2023, the Financial Standards Accounting Board (FASB) issued guidance to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective for our 2024 fiscal year and interim periods in fiscal year 2025. See Note 18 for additional disclosures including the amount and composition of other segmented expenses.
In December 2023, the FASB issued guidance to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this guidance require additional disclosures about income taxes, primarily focused on the disclosure of income taxes paid and the rate reconciliation table. The new guidance will be effective for our 2025 fiscal year, with early adoption permitted. We are currently evaluating the impact of this standard on our disclosures within our consolidated financial statements.
In November 2024, the FASB issued guidance requiring public business entities to disaggregate disclosure of income statement expenses. The amendment does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories within the footnotes to the financial statements. This update is effective for our 2026 fiscal year and interim periods in fiscal year 2027, with early adoption permitted. We are currently evaluating the impact of this standard on our disclosures within our consolidated financial statements.
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
Pro forma financial information is not presented because the acquisition occurring in the year ended December 31, 2022 was not material to our financial statements, either individually or in the aggregate.

4.    Goodwill and Intangible Assets
The following table summarizes changes in our goodwill balance by segment:

	A&C	Core	Total
Balance at December 31, 2022	$1,497.0	$2,039.9	$3,536.9
Goodwill related to acquisitions	16.6	23.0	39.6
Impact of foreign currency translation	—	(3.3)	(3.3)
Purchase accounting adjustments related to prior period acquisitions	—	(3.9)	(3.9)
Balance at December 31, 2023	1,513.6	2,055.7	3,569.3
Impact of foreign currency translation	(20.5)	(28.2)	(48.7)
Less: goodwill related to disposition of businesses	—	(1.7)	(1.7)
Balance at December 31, 2024	$1,493.1	$2,025.8	$3,518.9

Intangible assets, net are summarized as follows:

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	220.5	n/a	220.5
Contractual-based assets	292.7	n/a	292.7
Finite-lived intangible assets:
Customer-related	394.2	$(340.8)	53.4
Developed technology	235.1	(215.9)	19.2
Trade names and other	93.2	(68.2)	25.0
	$1,680.7	$(624.9)	$1,055.8

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	233.6	n/a	233.6
Contractual-based assets	292.7	n/a	292.7
Finite-lived intangible assets:
Customer-related	459.3	$(352.2)	107.1
Developed technology	246.8	(205.6)	41.2
Trade names and other	104.8	(65.8)	39.0
	$1,782.2	$(623.6)	$1,158.6
During 2023, we completed two purchases of indefinite-lived domain portfolio intangible assets and related finite-lived customer-related intangible assets for a total of $35.4 million in cash and a variable earn-out of up to $4.0 million, which was paid in 2024.
Amortization expense was $78.5 million, $104.9 million and $128.9 million during 2024, 2023 and 2022, respectively. As of December 31, 2024, the weighted-average remaining amortization period for amortizable intangible assets was 16 months for customer-related intangible assets, 13 months for developed technology and 36 months for trade names and other, and was 20 months in total.
Based on the balance of finite-lived intangible assets at December 31, 2024, expected future amortization expense is as follows:

Year Ending December 31:
2025	$68.3
2026	21.9
2027	4.2
2028	1.9
2029	1.3
Thereafter	—
$97.6
5.    Stockholders' Equity
Certificate of Incorporation
Our restated certificate of incorporation authorized the issuance of up to 1,000,000 shares of Class A common stock, up to 500,000 shares of Class B common stock and up to 50,000 shares of undesignated preferred stock, each having a par value of $0.001 per share. Shares of Class A common stock have both economic and voting rights. Shares of Class B common stock have no economic rights, but do have voting rights. Holders of Class A and Class B common stock are entitled to one vote per share and, except as otherwise required, will vote together as a single class on all matters on which stockholders generally are entitled to vote. No Class B shares were outstanding as of December 31, 2024.
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
In February 2022, we entered into accelerated share repurchase agreements (ASRs) to repurchase shares of our Class A common stock in exchange for an up-front aggregate payment of $750.0 million. The total number of shares ultimately delivered under the ASR, and therefore the average repurchase price paid per share, was determined based on the volume weighted-average price (VWAP) of our stock during the purchase period less an agreed upon discount. The ASRs were completed in 2022 and we repurchased a total of 9,202 shares of our Class A common stock at an average price of $81.50 per share under these arrangements. The shares received were retired at the time of delivery and the upfront payment was accounted for as an increase in accumulated deficit. The ASRs were forward contracts indexed to our Class A common stock and met all of the applicable criteria for equity classification, therefore, the ASRs were not accounted for as derivative instruments.
In 2024, we entered into ASRs to repurchase shares of our Class A common stock, pursuant to which, we made upfront payments totaling $245.0 million. No shares were initially received in connection with these ASRs. The total number of shares ultimately delivered under each ASR, and therefore the average purchase price paid per share, were determined based on the VWAP of our stock during the applicable purchase period less an agreed upon discount and subject to a cap. The ASRs were completed in 2024 and we repurchased a total of 1,353 shares of Class A common stock for $188.9 million at an average price of $139.65 per share, and a partial repayment of the upfront payment resulting from the cap, in the amount of $56.1 million in cash. The shares received were retired at the time of delivery and the upfront payment was accounted for as an increase in accumulated deficit. The ASRs were forward contracts indexed to our Class A common stock and met all of the applicable criteria for equity classification, therefore, the ASRs were not accounted for as derivative instruments.

In addition to the ASRs discussed above, we also made the following open market repurchases of our Class A common stock:

Year Ended December 31,	Number of Shares Repurchased	Aggregate Purchase Price(1)
2024	3,826	$479.2
2023	17,356	$1,264.4
2022	7,642	$550.1
_________________________________
(1) The aggregate purchase price includes commissions paid in connection with the repurchases.
As of December 31, 2024, we had $767.4 million of remaining authorization available for repurchases.
6.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2024	2023
Derivative assets	$172.7	$127.2
Prepaid software and maintenance expenses	33.2	23.0
Usage-based prepaid expenses(1)	20.2	8.8
Other	19.1	18.2
	$245.2	$177.2
_________________________________
(1) Usage-based prepaid expenses include various cost of sales, marketing, rent and other prepaid commitments that are amortized as the funds are used.
7.    Equity-Based Compensation Plans
Equity Plans
At our Annual Meeting of Stockholders on June 6, 2024 (the Annual Meeting), our stockholders approved the adoption of the GoDaddy Inc. 2024 Omnibus Incentive Plan (the 2024 Plan), which replaced our 2015 Equity Incentive Plan on a prospective basis. Under the 2024 Plan, we may grant shares of our Class A common stock in the form of stock options, stock appreciation rights, restricted stock, RSUs, performance awards, PSUs and other stock- and cash-based awards. 9,085 shares of Class A common stock were initially reserved for issuance under the 2024 Plan. If any award granted under the 2024 Plan or the 2015 Equity Incentive Plan expires or is canceled, forfeited, or otherwise settled without the issuance of Class A common stock, the Class A common stock covered by such award will return to the pool of reserved shares for issuance and will be available for subsequent grants under the terms of the 2024 Plan.
At the Annual Meeting, our stockholders also approved the adoption of the GoDaddy Inc. 2024 Employee Stock Purchase Plan (the 2024 ESPP), which replaced the 2015 Employee Stock Purchase Plan on a prospective basis. Under the 2024 ESPP, 4,605 shares of our Class A common stock are reserved for issuance. The 2024 ESPP enables eligible employees to purchase our Class A common stock at a price per share equal to 85% of the fair market value of our Class A common stock on the first trading day of the offering period or the last trading day of the offering period, whichever is lower.

Equity Plan Activity
The following table summarizes stock option activity:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Grant- Date Fair Value ($)	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2021	1,999		42.94
Exercised	(536)		37.04		22.9
Forfeited	(37)		72.94
Outstanding at December 31, 2022	1,426		44.38
Exercised	(557)		35.23		26.1
Forfeited	(24)		72.28
Outstanding at December 31, 2023	845		49.60		47.8
Exercised	(199)		34.46		20.8
Forfeited	(1)		17.24
Outstanding and vested at December 31, 2024	645		54.28	3.5	92.3

The following table summarizes stock award activity:

Number of Shares of Class A Common Stock (#)
Outstanding at December 31, 2021(1)	6,766
Granted: RSUs	4,369
Granted: TSR-based PSUs	246
Vested	(2,734)
Forfeited	(1,015)
Outstanding at December 31, 2022(1)	7,632
Granted: RSUs	3,484
Granted: TSR-based PSUs	265
TSR-based PSU achievement above target	91
Vested	(4,215)
Forfeited	(1,000)
Outstanding at December 31, 2023(1)	6,257
Granted: RSUs	2,673
Granted: TSR-based PSUs	212
TSR-based PSU achievement above target	230
Vested	(3,781)
Forfeited	(636)
Outstanding at December 31, 2024(1)	4,955
_________________________________
(1)The balance of outstanding awards consisted of the following:

	Number of Shares of Class A Common Stock (#)	Weighted Average Fair Value Per Share ($)
RSUs	6,890	80.32
TSR-based PSUs	676	121.00
Financial-based PSUs granted for accounting purposes	41	82.52
Financial-based PSUs not yet granted for accounting purposes	25	n/a
Outstanding at December 31, 2022	7,632

RSUs	5,531	79.14
TSR-based PSUs	701	119.28
Financial-based PSUs granted for accounting purposes	25	77.23
Outstanding at December 31, 2023	6,257

RSUs	4,304	97.30
TSR-based PSUs	651	142.30
Outstanding at December 31, 2024	4,955
As of December 31, 2024, total unrecognized compensation expense related to non-vested equity grants was $380.2 million with an expected remaining weighted-average recognition period of approximately 1.7 years.

8.    Deferred Revenue
Deferred revenue consisted of the following:

	December 31,
	2024	2023
Current:
A&C	$783.2	$683.8
Core	1,439.1	1,391.1
	$2,222.3	$2,074.9
Noncurrent:
A&C	$197.0	$173.5
Core	686.2	628.9
	$883.2	$802.4
The increase in deferred revenue is primarily driven by payments received in advance of satisfying our performance obligations, offset by $2,177.4 million of revenue recognized during 2024 that was included in the deferred revenue balance as of December 31, 2023. Deferred revenue as of December 31, 2024 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are expected to be satisfied, as follows:

	2025	2026	2027	2028	2029	Thereafter	Total
A&C	$783.2	$139.7	$43.7	$8.1	$3.2	$2.3	$980.2
Core	1,439.1	387.1	138.9	67.3	36.9	56.0	2,125.3
	$2,222.3	$526.8	$182.6	$75.4	$40.1	$58.3	$3,105.5

9.    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2024	2023
Accrued payroll and employee benefits	$146.0	$143.6
Tax-related accruals	66.9	56.2
Derivative liabilities	—	46.4
Accrued legal and professional	35.3	39.7
Current portion of operating lease liabilities	23.0	29.1
Accrued acquisition-related expenses and acquisition consideration payable	—	15.0
Accrued marketing and advertising	15.6	12.3
Accrued interest	12.3	13.6
Other	79.5	86.3
	$378.6	$442.2

10.    Long-Term Debt
Long-term debt consisted of the following:

		December 31,
	Maturity Date	2024	2023
2029 Term Loans (effective interest rate of 7.6% at December 31, 2024 and 8.4% at December 31, 2023)	November 10, 2029	$1,458.9	$1,752.3
2031 Term Loans (effective interest rate of 7.2% at December 31, 2024)	May 31, 2031	995.0	—
2027 Term Loans (effective interest rate of 7.4% at December 31, 2023)	August 10, 2027	—	723.8
2027 Senior Notes (effective interest rate of 5.4% at December 31, 2024 and 5.4% at December 31, 2023)	December 1, 2027	600.0	600.0
2029 Senior Notes (effective interest rate of 3.6% at December 31, 2024 and 3.6% at December 31, 2023)	March 1, 2029	800.0	800.0
Revolver	November 10, 2027	—	—
Total		3,853.9	3,876.1
Less: unamortized original issue discount and debt issuance costs(1)		(58.9)	(59.7)
Less: current portion of long-term debt		(15.9)	(17.9)
		$3,779.1	$3,798.5
_________________________________
(1) Original issue discount and debt issuance costs are amortized to interest expense over the life of the related debt instruments using the interest method.
Credit Facility
Our secured credit agreement (the Credit Facility) includes two tranches of term loans (the 2029 Term Loans and the 2031 Term Loans), both of which were refinanced in 2024. The refinancing of the 2031 term loans replaced and extended the maturity of our previously issued term loans maturing in 2027, as described below, and a revolving credit facility (the Revolver). A portion of the term loans is hedged by interest rate swap agreements, as discussed in Note 11.
The 2031 Term Loans were originally issued in 2020 in an aggregate principal amount of $750.0 million with a 0.5% original issue discount. In May 2024, we entered into an amendment to the Credit Facility to provide for a new tranche of term loans maturing in 2031, the proceeds of which were used to refinance and extend the maturity of our 2027 Term Loans to 2031 and repay a portion of our 2029 Term Loans, as defined below. Pursuant to this amendment, the amortization rate for the 2031 Term Loans is 1.00% per annum and the 2031 Term Loans were issued at an applicable margin of (i) 1.75% for the term loans that are SOFR loans and (ii) 0.75% for the term loans that are ABR loans.
In November 2022, we amended our Credit Facility to provide for a new $1,770.0 million tranche of term loans maturing in 2029 (the 2029 Term Loans), the proceeds of which were used to refinance all of the outstanding previously issued term loans maturing in 2024. In January 2024, we entered into an amendment to the Credit Facility to provide for a new tranche of term loans maturing in 2029, the proceeds of which were used to refinance our existing term 2029 Term Loans at a lower interest margin. In May 2024, in conjunction with the amendment to the Credit Facility described above to provide for a new tranche of terms loans maturing in 2031, we repaid $278.1 million of our 2029 Term Loans. In December 2024, we entered into an amendment to the Credit Facility to provide for a new $1,462.5 million tranche of term loans maturing in 2029. Pursuant to this amendment, the amortization rate for the 2029 Term Loans is 1.00% per annum and the 2029 Term Loans were issued at an applicable margin of (i) 1.75% for the term loans that are SOFR loans and (ii) 0.75% for the term loans that are ABR loans. With respect to the 2024 term loan amendments, aggregate fees paid to lenders were immaterial, and we recognized a loss on debt extinguishment of $4.6 million.
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
At December 31, 2024, we had $998.7 million available for borrowing under the Revolver as $1.3 million has been used to secure the issuance of standby letters of credit.
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
The 2027 Senior Notes are redeemable at our option, in whole or in part, at an amount equal to 100.875% of the principal amount, decreasing to 100.0% at June 1, 2025, plus accrued and unpaid interest. Upon the occurrence of a change of control, we are required to offer to repurchase the 2027 Senior Notes from the holders at a price equal to 101.0% of the principal amount, plus accrued and unpaid interest.
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
Fair Value
The estimated fair values of our long-term debt instruments are based on observable market prices for these instruments, which are traded in less active markets and therefore classified as Level 2 fair value measurements, and were as follows as of December 31, 2024:

2029 Term Loans	$1,460.7
2031 Term Loans	$995.0
2027 Senior Notes	$590.2
2029 Senior Notes	$733.5
Future Debt Maturities
Aggregate principal payments, exclusive of any unamortized original issue discount and debt issuance costs, due on long-term debt as of December 31, 2024 were as follows:

Year Ending December 31:
2025	$24.6
2026	24.6
2027	624.6
2028	24.6
2029	2,210.3
Thereafter	945.2
$3,853.9
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
The following table summarizes our outstanding derivative instruments on a gross basis, all of which are considered Level 2 financial instruments:

	Notional Amount		Fair Value of Derivative Assets(3)		Fair Value of Derivative Liabilities(3)
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Cash flow hedges:
Foreign exchange forward contracts(1)	$946.3	$592.1	$33.2	$1.4	$—	$14.7
Cross-currency swaps(2)	520.4	560.8	12.5	—	—	13.9
Interest rate swaps	1,939.0	1,959.7	111.0	127.2	—	—
Net investment hedges:
Cross-currency swaps(2)	667.0	718.8	16.0	—	—	17.8
Total hedges	$4,072.7	$3,831.4	$172.7	$128.6	$—	$46.4
_________________________________
(1) The notional amount includes $0.2 million and $1.0 million of foreign exchange forward contracts not designated as cash flow hedges, the aggregate fair value of which was $(0.1) million and $1.2 million as of December 31, 2024 and 2023, respectively.
(2) The notional values of the cross-currency swap have been translated from Euros to U.S. dollars at the foreign currency rates in effect at December 31, 2024 and 2023 of approximately 1.04 and 1.10, respectively.
(3) In our balance sheets, all derivative assets are recorded within prepaid expenses and other current assets and all derivative liabilities are recorded within accrued expenses and other current liabilities.
The following table summarizes the effect of our hedging relationships on AOCI:

	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss)
	Year Ended December 31,
	2024	2023	2022
Cash flow hedges:
Foreign exchange forward contracts(1)	$42.1	$(29.8)	$24.3
Cross-currency swap	(8.3)	(12.8)	54.0
Interest rate swaps	(16.7)	(46.3)	158.3
Net investment hedges:
Cross-currency swaps	33.8	(38.1)	20.3
Total hedges	$50.9	$(127.0)	$256.9
_________________________________
(1) Amounts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.

The following table summarizes the locations and amounts of gains (losses) recognized within earnings related to our hedging relationships:

	Year Ended December 31,
	2024			2023			2022
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Cash flow hedges:
Foreign exchange forward contracts:
Reclassified from AOCI into income	$3.9	$—	$—	$16.3	$—	$—	$5.3	$—	$—
Cross-currency swaps:
Reclassified from AOCI into income(1)	—	9.7	34.5	—	9.6	(17.0)	—	14.9	41.5
Interest rate swaps:
Reclassified from AOCI into income	—	69.7	—	—	66.4	—	—	(5.0)	—
Net investment hedges:
Cross-currency swaps:
Reclassified from AOCI into income	—	12.6	—	—	12.5	—	—	11.3	—
Total hedges	$3.9	$92.0	$34.5	$16.3	$88.5	$(17.0)	$5.3	$21.2	$41.5
_________________________________
(1) The amounts reflected in other income (expense), net include $(34.7) million, $16.8 million and $(41.3) million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by the cross-currency swap during 2024, 2023 and 2022, respectively.
As of December 31, 2024, we estimate that $76.9 million of net deferred gains related to our designated hedges will be recognized in earnings over the next 12 months. No amounts have been excluded from our hedge effectiveness testing.
Risk Management Strategies
Foreign Exchange Forward Contracts
From time-to-time, we may enter into foreign exchange forward contracts with financial institutions to hedge certain forecasted sales transactions denominated in foreign currencies. We designate these forward contracts as cash flow hedges, which are recognized as either assets or liabilities at fair value. At December 31, 2024, all such contracts had maturities of 24 months or less.
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
In August 2020, in conjunction with the issuance of the 2027 Term Loans, we entered into seven-year pay-fixed rate, receive-floating rate interest rate swaps to effectively convert the variable one-month LIBOR interest rate on the 2027 Term Loans borrowings to a fixed rate of 0.705%. These interest rate swaps, which mature on August 10, 2027, had an aggregate notional amount of $750.0 million at inception. In May 2023, in conjunction with the concurrent Credit Facility amendment discussed in Note 10, we terminated these swaps and entered into new SOFR-based interest rate swaps with a fixed rate of 0.672%. This modification impacted no critical terms other than the reference rate change from LIBOR to SOFR and thus had no impact on our hedging relationships or financial statements.
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
12.     Leases
Our operating leases primarily consist of office and data center space expiring at various dates through October 2034. Certain leases include options to renew or terminate at our discretion. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of December 31, 2024, operating leases have a remaining weighted average lease term of 6.4 years and our operating lease liabilities were measured using a weighted average discount rate of 5.4%.
The components of operating lease expense were as follows:

	Year Ended December 31,
	2024	2023	2022
Operating lease costs	$27.0	$36.8	$44.5
Variable lease costs	14.7	14.7	12.0
Sublease income	(9.7)	(14.2)	(8.3)
Total net lease cost	$32.0	$37.3	$48.2
During 2024, we recognized $6.2 million of expense related to the abandonment of certain operating leases, which is included within restructuring and other and excluded from the table above. During 2022, we recognized $1.6 million of impairment charges related to certain operating lease assets, which is included within restructuring and other and excluded from the table above. See Note 14 for additional information regarding these expenses.

Maturities of operating lease liabilities as of December 31, 2024 were as follows:

Year Ending December 31:
2025	$27.6
2026	19.7
2027	16.4
2028	10.8
2029	10.0
Thereafter	33.1
Total lease payments	117.6
Less: imputed interest	(17.9)
Total operating lease liabilities	$99.7
13.    Commitments and Contingencies
Service Agreements
We have entered into long-term agreements with certain vendors to provide for software and equipment maintenance, specified levels of bandwidth and other services. Under these arrangements, we are required to make periodic payments. Future minimum obligations under these non-cancelable agreements with initial terms in excess of one year at December 31, 2024 are as follows:

Year Ending December 31:
2025	$214.5
2026	181.9
2027	179.5
2028	21.7
2029	1.2
Thereafter	4.4
$603.2
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
On June 13, 2019, we entered into an agreement in principle to settle the class action complaint, Jason Bennett v. GoDaddy.com, LLC (Case No. 2:16-cv-03908-DLR) (D. Ariz.), filed on June 20, 2016. The complaint alleges a violation of the Telephone Consumer Protection Act of 1991 (the TCPA). On September 23, 2019, the parties fully executed a written settlement agreement. On December 16, 2019, we amended the settlement agreement to include two additional putative class action cases, which also alleged violations of the TCPA: John Herrick v. GoDaddy.com, LLC (Case No. 2:16-cv-00254 (D. Ariz.), appeal pending 18-16048 (9th Cir.)) and Susan Drazen v. GoDaddy.com, LLC (Case No 19-cv-00563) (S.D. Ala.). In 2019, we recorded an $18.1 million charge to general and administrative expense, representing our original estimated loss provision for this settlement.
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
On May 26, 2020, at the direction of the S.D. Ala. Court (the Court), the parties executed an amended settlement agreement to remove John Herrick as a class representative. On June 9, 2020, the Court granted preliminary approval of the final settlement agreement. The Court's order also set October 7, 2020 as the deadline for class members to submit claims, and the actual number of claims made by class members through the October 7, 2020 deadline was lower than our original estimates.
On December 23, 2020, the Court issued a final judgment and order approving the class settlement, which reduced the attorneys' fees to be paid to legal counsel representing the class and denied the plaintiffs' request for an incentive payment. Additionally, the actual notice and administration costs were lower than originally estimated.
As a result of the above developments, we reduced our estimated loss provision for this settlement to $8.1 million.
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
On May 13, 2024, the 11th Circuit vacated the final approval of the class settlement and remanded the case to the district court for further proceedings. On September 19, 2024, the district court interpreted the 11th Circuit's mandate as vacating only the district court's decision to award attorneys' fees and ordered the plaintiffs to file a new motion for attorneys' fees. On January 9, 2025, we issued a notice of termination of the class settlement and on January 28, 2025, the plaintiffs filed a motion to enforce the settlement agreement. A hearing on the plaintiffs' renewed motion for attorneys' fees and the district court's interpretation of the mandate occurred on January 31, 2025. On February 6, 2025, the district court denied the plaintiffs' motions for attorneys' fees and to enforce the settlement agreement. Given the pending nature of the resolution of this and related cases, we have not adjusted our estimated loss provision for this settlement as of December 31, 2024.
We have denied and continue to deny the allegations in the complaints. Nothing in the terminated settlement agreement shall be deemed to assign or reflect any admission of fault, wrongdoing or liability, or of the appropriateness of a class action in such litigation. Our legal fees associated with this matter have been recorded to general and administrative expense as incurred and were not material.
In March 2020, we discovered that a threat actor group had compromised the hosting login credentials of certain of our customers to their hosting accounts and the login credentials of a small number of our personnel. We have expended resources investigating and responding to this activity, notified the impacted customers and reported the activity to applicable regulatory authorities, and are responding to requests for information regarding our data privacy and security practices, including from the FTC pursuant to Civil Investigative Demands issued in July 2020 and October 2021. We have entered into an agreement to settle the FTC’s charges relating to our security practices. The settlement agreement and related order, which is still pending final FTC approval, would require that we establish certain security measures, which we have already begun to implement. The settlement agreement does not require that we pay any fines or other monetary penalties. We do not believe the continued establishment or implementation will have a material adverse effect on our business, operations or financial performance.
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

Indemnifications
In the normal course of business, we have made indemnities under which we may be required to make payments in relation to certain transactions, including to our directors and officers to the maximum extent permitted under applicable state laws and indemnifications related to certain lease agreements. In addition, certain advertiser and reseller partner agreements contain indemnification provisions, which are generally consistent with those prevalent in the industry. We have not incurred material obligations under indemnification provisions historically, and do not expect to incur material obligations in the future. Accordingly, we have not recorded any liabilities related to such indemnities as of December 31, 2024 and 2023.
We include service level commitments to our customers guaranteeing certain levels of uptime reliability and performance for our hosting and premium DNS products. These guarantees permit those customers to receive credits in the event we fail to meet those levels, with exceptions for certain service interruptions including but not limited to periodic maintenance. We have not incurred any material costs as a result of such commitments during any of the periods presented, and have not recorded any liabilities related to such obligations as of December 31, 2024 and 2023.
Indirect Taxes
We are subject to indirect taxation in some, but not all, of the various states and foreign jurisdictions in which we conduct business. Laws, rules and regulations attempting to subject communications and commerce conducted over the Internet to various indirect taxes are becoming more prevalent, both in the U.S. and internationally, and may impose additional burdens on us in the future. Increased regulation could negatively affect our business directly, as well as the businesses of our customers. Taxing authorities may impose indirect taxes on the Internet-related revenue we generate based on regulations currently being applied to similar, but not directly comparable, industries. There are many transactions and calculations where the ultimate indirect tax determination is uncertain. In addition, domestic and international indirect taxation laws are complex and subject to change. We may be audited in the future, which could result in changes to our indirect tax estimates. We continually evaluate those jurisdictions in which nexus exists, and believe we maintain adequate indirect tax accruals.
As of December 31, 2024 and 2023, our accrual for estimated indirect tax liabilities was $31.5 million and $23.6 million, respectively, reflecting our best estimate of the probable liability based on an analysis of our business activities, revenues subject to indirect taxes and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation or settlements could be materially different than the amounts established for indirect tax contingencies.
14.    Restructuring and Other Charges and Disposition of Businesses and Related Assets
During the year ended December 31, 2024, we implemented restructuring activities which impacted approximately 280 employees. In conjunction with these restructuring activities, we recognized $18.2 million of pre-tax restructuring charges in our statement of operations related to severance, employee benefits and equity-based compensation during the year ended December 31, 2024. Of the $18.2 million of pre-tax restructuring charges recognized during the year ended December 31, 2024, $6.4 million and $10.2 million were recognized within our A&C and Core segments, respectively, and $1.6 million was recognized as corporate overhead.
During the year ended December 31, 2023, we implemented restructuring activities to reduce operating expenses and improve cash flows through a combination of a reduction in force and a commitment to sell certain assets. The reduction in force impacted approximately 800 employees. In conjunction with these restructuring activities, we recognized $48.5 million of pre-tax restructuring charges in our statement of operations related to severance, employee benefits and equity-based compensation. Of the $48.5 million, $12.2 million and $28.5 million were recognized within our A&C and Core segments, respectively, and $7.8 million was recognized as corporate overhead. In addition, we recognized a pre-tax loss of $16.5 million upon the completion of the planned disposition of certain assets and liabilities of our hosting business within our Core segment, which occurred on June 30, 2023.
Cash payments of $16.4 million and $38.7 million related to the restructuring activities described above were made during 2024 and 2023, respectively. We expect to make substantially all remaining restructuring payments by the end of the second quarter of 2025.

The following table shows the total amount incurred and the accrued restructuring costs, which are recorded in accrued expenses and other current liabilities in our balance sheet, for severance and employee benefits as of December 31, 2024:

Accrued Restructuring Costs
Accrued restructuring costs as of December 31, 2022	$—
Restructuring costs incurred(1)	46.1
Amount paid	(38.7)
Accrued restructuring costs as of December 31, 2023	7.4
Restructuring costs incurred(1)	17.8
Amount paid	(24.4)
Accrued restructuring costs as of December 31, 2024	$0.8
________________________________
(1)Excludes $0.8 million and $2.3 million in equity-based compensation expense associated with our restructuring plans in 2024 and 2023, respectively, which was recorded within additional paid-in capital.
During 2023, we recognized $17.0 million of expenses related to the termination of a revenue sharing agreement. This termination fee was paid in full during the year.
Restructuring and other during 2022 of $15.7 million primarily includes the impairment and loss on disposition of certain assets.
15.     Defined Contribution Plan
We maintain defined contribution 401(k) plans covering eligible U.S. employees, who may contribute up to 100% of their compensation, subject to limitations established by the Internal Revenue Code. We match employee contributions on a discretionary basis. Expense for our matching contributions was $15.1 million, $15.8 million and $15.9 million during 2024, 2023 and 2022, respectively.
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
Benefit (Provision) for Income Taxes
Our benefit (provision) for income taxes includes U.S. federal, state and foreign income taxes. The domestic and foreign components of our income (loss) before income taxes were as follows:

	Year Ended December 31,
	2024	2023	2022
U.S.	$829.0	$477.2	$418.6
Foreign	(63.6)	(73.4)	(62.1)
Income before income taxes	$765.4	$403.8	$356.5

Our benefit (provision) for income taxes was as follows:

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$0.3	$(0.8)	$(1.3)
State	0.1	(5.4)	(0.9)
Foreign	(18.9)	(14.9)	(16.9)
	(18.5)	(21.1)	(19.1)
Deferred:
Federal	145.1	860.5	(0.7)
State	18.5	116.3	(0.5)
Foreign	26.4	16.1	16.7
	190.0	992.9	15.5
Benefit (provision) for income taxes	$171.5	$971.8	$(3.6)
A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate was as follows:

	Year Ended December 31,
	2024	2023	2022
Expected provision at U.S. federal statutory tax rate	$(160.7)	$(84.8)	$(74.9)
Effect of investment in Desert Newco	—	22.7	(22.0)
Research and development credits	46.1	33.1	29.2
Foreign earnings	4.5	0.2	3.7
Effect of changes in tax rates and apportionment	—	(97.1)	—
Uncertain tax positions	(6.8)	(17.1)	(10.6)
State taxes, net of federal benefit	(19.1)	(1.6)	2.9
Equity-based compensation	43.3	—	—
Effect of DNC Restructuring	267.4	—	(7.0)
Non-deductible expenses	(8.3)	(5.1)	—
Other	(9.5)	(0.9)	(1.9)
Effect of changes in valuation allowances	14.6	1,122.4	77.0
Benefit (provision) for income taxes	$171.5	$971.8	$(3.6)
We generated an income tax benefit in 2024 of $171.5 million as compared to an income tax benefit in 2023 of $971.8 million primarily attributable to releasing the majority of the valuation allowance on our U.S. deferred tax assets in the fourth quarter of 2023. Our 2024 effective tax rate is primarily driven by an income tax benefit of $267.4 million recognized as a result of the DNC Restructure, current year research and development credits and excess tax benefits related to stock-based compensation, partially offset by the provision for income taxes based on current year earnings.

Deferred Taxes
The components of our deferred taxes were as follows:

	Year Ended December 31,
	2024	2023

DTAs:
NOLs	$507.3	$473.1
Goodwill	288.6	—
Tax credits	216.5	167.6
Deferred revenue	176.7	—
Identified intangibles	114.0	—
Capitalized research & development costs	112.9	—
Deferred interest	63.4	44.0
Operating lease liabilities	24.6	15.3
Investment in Desert Newco	—	697.2
Other	42.2	9.3
Valuation allowance	(161.6)	(377.5)
Total DTAs	1,384.6	1,029.0
DTLs:
Deferred cost revenue	(157.6)	—
Unrealized gains and losses	(40.9)	—
Operating lease assets	(13.9)	(6.4)
Identified intangible assets	—	(40.0)
Other	(10.9)	—
Total DTLs	(223.3)	(46.4)
Net DTAs	$1,161.3	$982.6
The change in our deferred tax balances from December 31, 2023 to December 31, 2024 is primarily related to the DNC Restructure. As part of the transaction, we reversed the deferred tax asset related to our investment in Desert Newco and established deferred tax assets related to goodwill, deferred revenue, identified intangibles, capitalized research and development costs and a deferred tax liability related to deferred cost of revenue related to our U.S federal and state jurisdictions.
We monitor the realizability of our DTAs considering all relevant factors at each reporting period. As of December 31, 2024, based on the relevant weight of positive and negative evidence, including our ability to forecast future operating results, historical tax losses and our ability to utilize DTAs within the requisite carryforward periods, we do not maintain a valuation allowance on the majority of our U.S. federal and state DTAs. As of December 31, 2024, we applied judgment and recorded a $13.0 million tax benefit for the reversal of a valuation allowance as a result of changes to our U.S. filing group from the DNC Restructure.
As of December 31, 2024, we had U.S. federal, state and foreign gross NOLs and tax credits, a portion of which will begin to expire in 2030, as follows:

	Gross NOLs and Tax Credits	Portion Subject to a Valuation Allowance
Federal	$2,109.2	$99.9
State	2,911.5	1,948.8
Foreign	31.9	22.5
	$5,052.6	$2,071.2

As of December 31, 2024, we have provided income taxes on the earnings of foreign subsidiaries, except to the extent such earnings are considered indefinitely reinvested. We have determined the amount of unrecognized DTL related to these temporary differences to be immaterial.
Uncertain Tax Positions
Our liability for unrecognized tax benefits was as follows:

	December 31,
	2024	2023

Balance at beginning of period	$165.7	$139.7
Gross increases - tax positions in prior period	6.6	6.8
Gross increases - tax positions in current period	23.1	23.2
Gross decreases - tax positions in prior period	(12.6)	(4.0)
Balance at end of period	$182.8	$165.7
The total amount of gross unrecognized tax benefits was $182.8 million as of December 31, 2024, of which $(43.0) million, if fully recognized, would decrease our effective tax rate.
We recognize interest accrued related to unrecognized tax benefits and penalties as income tax expense. Other long-term liabilities includes accrued interest and penalties related to unrecognized tax benefits of $33.6 million and $30.6 million as of December 31, 2024 and 2023, respectively. Although we cannot predict the timing of resolution with taxing authorities, if any, it is reasonably possible that the total amount of unrecognized tax benefits could decrease by up to approximately $35.0 million within the next 12 months due to the settlement of audits, the expiration of statutes of limitations or from tax positions meeting the conditions of being effectively settled.
We have filed all income tax returns for years through 2023, other than for Germany and the Netherlands. These returns are subject to examination by the taxing authorities in the respective jurisdictions, generally for three or four years after they were filed. Although we believe the amounts reflected in our tax returns substantially comply with applicable U.S. federal, state and foreign tax regulations, the respective taxing authorities may take contrary positions based on their interpretation of the law. A tax position successfully challenged by a taxing authority could result in an adjustment to our benefit for income taxes in the period in which a final determination is made.
17.    Income Per Share
Basic income per share is computed by dividing net income attributable to GoDaddy Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted income per share is computed giving effect to all potentially dilutive shares unless their effect is antidilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows:

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income	$936.9	$1,375.6	$352.9
Less: net income attributable to non-controlling interests	—	0.8	0.7
Net income attributable to GoDaddy Inc.	$936.9	$1,374.8	$352.2
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	141,250	148,296	158,788
Effect of dilutive securities:
Class B common stock	—	290	313
Stock options	466	460	678
RSUs, PSUs and ESPP shares	3,571	2,406	1,678
Weighted-average shares of Class A Common stock outstanding—diluted	145,287	151,452	161,457

Net income attributable to GoDaddy Inc. per share of Class A common stock—basic	$6.63	$9.27	$2.22
Net income attributable to GoDaddy Inc. per share of Class A common stock—diluted	$6.45	$9.08	$2.19
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted income per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Year Ended December 31,
	2024	2023	2022
Stock options	—	19	234
RSUs, PSUs and ESPP shares	364	780	492
	364	799	726
18.    Segment Information
We report our operating results through two reportable segments: A&C and Core.
Our chief operating decision maker (CODM), which, as of December 31, 2024, was our Chief Executive Officer, evaluates the performance of and allocates resources to our segments based on each segment's revenue and earnings before interest, taxes, depreciation and amortization (Segment EBITDA). Segment EBITDA is defined as segment revenues less costs and operating expenses, excluding depreciation and amortization, interest expense (net), provision or benefit for income taxes, equity-based compensation expense, acquisition-related costs, restructuring-related expenses and certain other items. We believe Segment EBITDA serves as a measure that assists our CODM and our investors in comparing our segments' performance on a consistent basis.
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
The following table presents our segment information for the periods indicated:

	Year Ended December 31,
	2024	2023	2022

A&C
Revenue	$1,653.0	$1,430.4	$1,279.7
Other segment items(1)	(913.7)	(836.2)	(756.9)
Segment EBITDA	739.3	594.2	522.8
Core
Revenue	2,920.2	2,823.7	2,811.6
Other segment items(2)	(1,988.5)	(2,007.3)	(2,027.9)
Segment EBITDA	931.7	816.4	783.7

Total revenue	4,573.2	4,254.1	4,091.3
Total other segment items	(2,902.2)	(2,843.5)	(2,784.8)
Total Segment EBITDA	1,671.0	1,410.6	1,306.5
Unallocated corporate overhead	(275.1)	(276.1)	(293.5)
Depreciation and amortization	(135.3)	(171.3)	(194.6)
Equity-based compensation expense(3)	(299.1)	(294.0)	(264.4)
Interest expense, net of interest income	(130.4)	(155.4)	(135.0)
Acquisition-related expenses, net of reimbursements	(0.2)	(12.1)	(35.1)
Restructuring and other(4)	(65.5)	(97.9)	(27.4)
Income before income taxes	765.4	403.8	356.5
Benefit (provision) for income taxes	171.5	971.8	(3.6)
Net income	$936.9	$1,375.6	$352.9
_________________________________
(1)Other segment items in A&C are primarily composed of product license fees used in our third-party email and productivity solutions, payment processing fees, personnel costs excluding equity-based compensation, data center and systems infrastructure costs excluding depreciation, customer care and marketing costs.
(2)Other segment items in Core are primarily composed of domain registration fees, payment processing fees, costs associated with sales of aftermarket domains, hosting and security license fees, personnel costs excluding equity-based compensation, data center and systems infrastructure costs excluding depreciation, customer care and marketing costs.
(3)The year ended December 31, 2024 and December 31, 2023 exclude $0.8 million and $2.3 million of equity-based compensation expense associated with our restructuring activities, which is included within restructuring and other.
(4)In addition to the restructuring and other charges in our statements of operations, other charges included are primarily composed of lease-related expenses associated with closed facilities, charges related to certain legal matters, adjustments to the fair value of our equity investments, expenses incurred in relation to the refinancing of our long-term debt and incremental expenses associated with certain professional services.

19.     Accumulated Other Comprehensive Income (Loss)
The following table presents AOCI activity in equity:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Total AOCI
Gross balance as of December 31, 2022(2)	$(75.0)	$253.4	$178.4
Other comprehensive income (loss) before reclassifications	(4.3)	(146.2)	(150.5)
Amounts reclassified from AOCI(3)	(4.3)	87.8	83.5
Other comprehensive income - 2023	(8.6)	(58.4)	(67.0)
	$(83.6)	$195.0	111.4
Less: AOCI attributable to non-controlling interests			(0.2)
Balance as of December 31, 2023			$111.2

Gross balance as of December 31, 2023(2)	$(83.6)	$195.0	$111.4
Other comprehensive income (loss) before reclassifications	15.9	(125.2)	(109.3)
Amounts reclassified from AOCI	—	130.4	130.4
Other comprehensive income - 2024	15.9	5.2	21.1
Balance as of December 31, 2024	$(67.7)	$200.2	$132.5
_________________________________
(1)Amounts shown for our foreign exchange forward contracts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.
(2)Beginning balance is presented on a gross basis, excluding the allocation of AOCI attributable to non-controlling interests.
(3)The sale of certain assets and liabilities of our hosting business in 2023, as discussed in Note 14, resulted in the reclassification from AOCI of $4.3 million in cumulative foreign currency translation adjustments. This amount was included within the loss on disposal reported in restructuring and other in our statements of operations for the year ended December 31, 2023.

20.    Subsequent Events
On February 17, 2025, we entered into an ASR transaction to repurchase shares of our Class A common stock, pursuant to which we made an upfront payment of $330.0 million. No shares were initially received in connection with the ASR. The total number of shares ultimately delivered under the ASR is based on the volume weighted-average price of our stock during the applicable purchase period less an agreed upon discount and subject to a cap. The ASR is expected to be completed in the second quarter of 2025.

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
Our management, with the participation of our CEO and our CFO, who are our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.
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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on our assessment under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024. As part of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, management has performed adequate testing to conclude that the material weakness in the design of our controls related to the accounting for income taxes and related disclosures with regard to management review controls and the completeness and accuracy of information used in the execution of those controls identified in the prior fiscal year has been remediated as of December 31, 2024. This material weakness did not result in any material misstatements to our consolidated financial statements or any changes to previously filed financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP (EY) (PCAOB ID: 42), an independent registered public accounting firm, as stated in their report included herein.

Remediation Efforts with Respect to Material Weakness
Management has taken the following actions to remediate the material weakness described above.
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
•Expanded and enhanced existing documentation to demonstrate the level of precision and procedures performed in the operation of management review controls; and
•Enhanced the design and operating effectiveness of management review controls designed to validate the completeness and accuracy of key reports and other data used in the computation of the tax provision.
These remediation actions have been in place for a sufficient period of time, and management has performed adequate testing to conclude that the material weakness has been remediated as of December 31, 2024.
Changes in Internal Control Over Financial Reporting
Except for the remediation efforts described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of GoDaddy Inc.

Opinion on Internal Control over Financial Reporting

We have audited GoDaddy Inc.'s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, GoDaddy Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2024 and the related notes and our report dated February 20, 2025 expressed an unqualified opinion thereon.

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
February 20, 2025

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders (the 2025 Proxy Statement) to be filed with the SEC within 120 days of the year ended December 31, 2024 and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption "Delinquent Section 16(a) Reports" in the 2025 Proxy Statement and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.
Part IV.
Item 15. Exhibits and Financial Statement Schedules
We have filed the following documents as part of this Annual Report on Form 10-K:
Financial Statements
Our financial statements are listed in the "Index to Consolidated Financial Statements" under Item 8 "Financial Statements and Supplementary Data."

Financial Statement Schedules
All other schedules have been omitted because they are either not required, not applicable or the required information is otherwise included.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of GoDaddy Inc., dated June 1, 2022	8-K	3.1	6/3/2022
3.2	Second Amended and Restated Bylaws of GoDaddy Inc., dated July 7, 2022	8-K	3.1	7/8/2022
4.1	Specimen common stock certificate of GoDaddy Inc.	S-1/A	4.1	3/19/2015
4.2	Description of Capital Stock	10-K	4.6	2/29/2024
4.3	Indenture, dated as of June 4, 2019, among Go Daddy Operating Company, LLC, GD Finance Co, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee	8-K	4.1	6/7/2019
4.4	Form of 5.250% Senior Note due 2027 (included in Exhibit 4.3)	8-K	4.2	6/7/2019
4.5	Indenture, dated as of February 25, 2021, among Go Daddy Operating Company, LLC, GD Finance Co, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee	8-K	4.1	2/26/2021
4.6	Form of 3.500% Senior Note due 2029 (included in Exhibit 4.5)	8-K	4.2	2/26/2021
4.7	First Supplemental Indenture to the Indenture dated as of June 4, 2019, among Go Daddy Operating Company, LLC, GD Finance Co, LLC, Poynt, LLC, Registry Services, LLC and Computershare Trust Company, National Association, dated as of January 4, 2023	10-K	4.15	2/16/2023
4.8	First Supplemental Indenture to the Indenture dated as of February 25, 2021, among Go Daddy Operating Company, LLC, GD Finance Co, LLC, Poynt, LLC, Registry Services, LLC and Computershare Trust Company, National Association, dated as of January 4, 2023	10-K	4.16	2/16/2023
10.1+	Desert Newco, LLC 2011 Unit Incentive Plan, as amended, and form of agreements thereunder	S-8	4.4	4/1/2015
10.2+	GoDaddy Inc. 2015 Equity Incentive Plan, and form of agreements thereunder	S-8	4.2	4/1/2015
10.3+	Amendment to GoDaddy Inc. 2015 Equity Incentive Plan	10-Q	4.1	5/5/2023
10.4+	Form of Restricted Stock Unit Award Agreement under the GoDaddy Inc. 2015 Equity Incentive Plan	10-Q	10.4	5/5/2022
10.5+	Form of Performance Restricted Stock Unit Award Agreement under the GoDaddy Inc. 2015 Equity Incentive Plan	10-Q	10.5	5/5/2022
10.6+	GoDaddy Inc. 2015 Employee Stock Purchase Plan, as amended on June 27, 2016, and form of agreements thereunder	10-Q	4.1	11/3/2016
10.7+	Amendment to GoDaddy Inc. 2015 Employee Stock Purchase Plan	10-Q	4.2	5/5/2023
10.8+	GoDaddy Inc. 2024 Omnibus Incentive Plan	8-K	10.1	6/7/2024
10.9+	Form of GoDaddy Inc. 2024 Omnibus Incentive Plan PSU Grant Notice and PSU Agreement	10-Q	10.2	8/2/2024
10.10+	Form of GoDaddy Inc. 2024 Omnibus Incentive Plan RSU Grant Notice and RSU Agreement	10-Q	10.3	8/2/2024
10.11+	GoDaddy Inc. 2024 Employee Stock Purchase Plan	8-K	10.2	6/7/2024
10.12	Amendment No. 5 to Credit Agreement, including as Annex A, the Second Amended and Restated Credit Agreement, dated as of February 15, 2017, among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, Inc., the lenders party thereto and Barclays Bank PLC	8-K	10.1	2/16/2017
10.13	Technical Amendment to Second Amended and Restated Credit Agreement, among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, Inc., the lending institutions from time to time party thereto and Barclays Bank PLC, dated as of May 24, 2017	8-K	10.1	5/26/2017
10.14	Amendment No. 1 to Second Amended and Restated Credit Agreement, among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, Inc., the lending institutions from time to time party thereto and Barclays Bank PLC, dated as of November 22, 2017	8-K	10.1	11/22/2017
10.15	Joinder and Amendment to Second Amended and Restated Credit Agreement, among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, Inc., the guarantors party thereto, the lenders party thereto and Barclays Bank PLC, dated as of June 4, 2019	8-K	10.1	6/7/2019
10.16	Amendment No. 3 to Second Amended and Restated Credit Agreement, among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, Inc., the lending institutions from time to time party thereto and Barclays Bank PLC, effective as of October 3, 2019	8-K	10.1	10/4/2019

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
10.17	Joinder and Fourth Amendment to Second Amended and Restated Credit Agreement, among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, Inc., the guarantors party thereto, the lenders party thereto and Barclays Bank PLC, effective as of August 10, 2020	8-K	10.1	8/13/2020
10.18	Fifth Amendment to Second Amended and Restated Credit Agreement, among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, Inc., the lending institutions from time to time party thereto and Barclays Bank PLC, effective as of March 8, 2021	8-K	10.1	3/11/2021
10.19	Joinder and Sixth Amendment to Second Amended and Restated Credit Agreement, among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, LLC, the lending institutions from time to time party thereto, Barclays Bank PLC and Royal Bank of Canada, effective as of November 10, 2022	8-K	10.1	11/10/2022
10.20	Seventh Amendment to Second Amended and Restated Credit Agreement, among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, LLC, the lending institutions from time to time party thereto and Royal Bank of Canada, effective as of May 5, 2023	8-K	10.1	5/5/2023
10.21	Eighth Amendment to Second Amended and Restated Credit Agreement, among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, LLC, the lending institutions from time to time party thereto and Royal Bank of Canada, effective as of July 19, 2023	8-K	10.1	7/19/2023
10.22	Ninth Amendment to Second Amended and Restated Credit Agreement, among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, LLC, the lending institutions from time to time party thereto and Royal Bank of Canada, effective as of August 15, 2023	10-Q	10.2	11/3/2023
10.23	Tenth Amendment to Second Amended and Restated Credit Agreement, among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, LLC, the lending institutions from time to time party thereto and Royal Bank of Canada, effective as of January 22, 2024	8-K	10.1	1/23/2024
10.24	Eleventh Amendment to Second Amended and Restated Credit Agreement by and among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, LLC, the lending institutions from time to time party thereto and Royal Bank of Canada, effective as of May 31, 2024	8-K	10.1	5/31/2024
10.25	Twelfth Amendment to Second Amended and Restated Credit Agreement, among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, LLC, the lending institutions from time to time party thereto and Royal Bank of Canada, effective as of December 16, 2024	8-K	10.1	12/16/2024
10.26+	Form of Indemnification Agreement between GoDaddy Inc. and its directors and officers	8-K	10.1	6/27/2024
10.27+	Form of Change in Control and Severance Agreement	8-K	10.3	5/5/2021
10.28+	Executive Incentive Compensation Plan	S-1/A	10.22	2/24/2015
10.29+	Employment Agreement, dated as of September 4, 2019, by and among GoDaddy.com, LLC, GoDaddy Inc., Desert Newco, LLC and Aman Bhutani	10-Q	10.2	11/7/2019
10.30+	Offer Letter between GoDaddy.com, LLC and Mark McCaffrey, dated May 1, 2021	8-K	10.1	5/5/2021
10.31+***	Employment Agreement between Go Daddy Singapore Pte. Ltd. and Roger Chen, dated July 1, 2022	8-K	10.1	7/8/2022
10.32+	Offer Letter between GoDaddy.com, LLC, GoDaddy Inc. and Jared Sine, dated February 8, 2024	8-K	10.1	2/8/2024
10.33+	Change in Control and Severance Agreement between GoDaddy.com, LLC, GoDaddy Inc. and Jared Sine	8-K	10.2	2/8/2024
10.34+	Offer Letter between GoDaddy.com, LLC, GoDaddy, Inc. and Phontip Palitwanon, dated November 6, 2024	8-K	10.1	11/8/2024
10.35	Form of GoDaddy California Onboarding Agreement	8-K	10.2	11/8/2024
10.36+	Separation Agreement and Release, dated November 14, 2024 and effective November 22, 2024	8-K/A	10.1	11/22/2024
19.1*	GoDaddy Inc. Insider Trading Policy
21.1*	Subsidiaries of GoDaddy Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	97.1	2/29/2024
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	The certifications attached as Exhibit 32.1 accompanying this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of GoDaddy Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
***	Certain provisions or terms of the agreement have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. GoDaddy Inc. agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GODADDY INC.

Date:	February 20, 2025	/s/ Aman Bhutani
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Aman Bhutani	Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2025
Aman Bhutani
/s/ Mark McCaffrey	Chief Financial Officer (Principal Financial Officer)	February 20, 2025
Mark McCaffrey
/s/ Phontip Palitwanon	Chief Accounting Officer (Principal Accounting Officer)	February 20, 2025
Phontip Palitwanon
/s/ Brian H. Sharples	Chairman of the Board of Directors	February 20, 2025
Brian H. Sharples
/s/ Herald Y. Chen	Director	February 20, 2025
Herald Y. Chen
/s/ Caroline F. Donahue	Director	February 20, 2025
Caroline F. Donahue
/s/ Mark Garrett	Director	February 20, 2025
Mark Garrett
/s/ Leah Sweet	Director	February 20, 2025
Leah Sweet
/s/ Graham Smith	Director	February 20, 2025
Graham Smith
/s/ Srini Tallapragada	Director	February 20, 2025
Srini Tallapragada
/s/ Sigal Zarmi	Director	February 20, 2025
Sigal Zarmi