Form 10-Q
period 2025-03-31
GoDaddy Inc.
filed 2025-05-02
CIK 1609711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                         ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒
As of April 25, 2025, there were 142,488,191 shares outstanding of GoDaddy Inc.'s Class A common stock, $0.001 par value per share.

GoDaddy Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2025

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
Unless expressly indicated or the context suggests otherwise, references to "GoDaddy," "company," "we," "us" and "our" refer to GoDaddy Inc. and its consolidated subsidiaries.
iii

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
GoDaddy Inc.
Consolidated Balance Sheets
(In millions, except shares in thousands and per share amounts)

	March 31,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$719.4	$1,089.0
Accounts and other receivables	103.9	91.1
Registry deposits	45.6	34.5
Prepaid domain name registry fees	512.7	492.0
Prepaid expenses and other current assets	172.0	245.2
Total current assets	1,553.6	1,951.8
Property and equipment, net	150.5	156.4
Operating lease assets	47.5	49.4
Prepaid domain name registry fees, net of current portion	236.1	224.8
Goodwill	3,559.3	3,518.9
Intangible assets, net	1,038.3	1,055.8
Deferred tax assets	1,158.1	1,181.5
Other assets	95.4	96.8
Total assets	$7,838.8	$8,235.4
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$62.6	$81.6
Accrued expenses and other current liabilities	372.8	378.6
Deferred revenue	2,341.6	2,222.3
Long-term debt, current portion	15.8	15.9
Total current liabilities	2,792.8	2,698.4
Deferred revenue, net of current portion	923.0	883.2
Long-term debt, net of current portion	3,775.7	3,779.1
Operating lease liabilities, net of current portion	73.5	76.7
Other long-term liabilities	56.5	85.7
Deferred tax liabilities	17.6	20.2
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value - 50,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value - 1,000,000 shares authorized; 142,431 and 141,208 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	0.1	0.1
Class B common stock, $0.001 par value - 500,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	2,695.0	2,611.8
Accumulated deficit	(2,598.0)	(2,052.3)
Accumulated other comprehensive income	102.6	132.5
Total stockholders' equity	199.7	692.1
Total liabilities and stockholders' equity	$7,838.8	$8,235.4
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Operations (unaudited)
(In millions, except shares in thousands and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue:
Applications and commerce	$446.4	$383.1
Core platform	747.9	725.4
Total revenue	1,194.3	1,108.5
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	440.5	414.5
Technology and development	205.3	202.9
Marketing and advertising	100.1	87.5
Customer care	71.1	76.4
General and administrative	97.1	91.7
Restructuring and other	2.1	22.4
Depreciation and amortization	30.8	37.2
Total costs and operating expenses	947.0	932.6
Operating income	247.3	175.9
Interest expense	(37.2)	(41.3)
Loss on debt extinguishment	—	(1.0)
Other income (expense), net	9.9	9.6
Income before income taxes	220.0	143.2
Benefit (provision) for income taxes	(0.5)	258.3
Net income	219.5	401.5
Net income per share of Class A common stock:
Basic	$1.55	$2.82
Diluted	$1.51	$2.76
Weighted-average shares of Class A common stock outstanding:
Basic	141,684	142,528
Diluted	145,173	145,676
___________________________
(1) Costs and operating expenses include equity-based compensation expense as follows:
Cost of revenue	$0.3	$—
Technology and development	41.2	37.5
Marketing and advertising	8.2	7.3
Customer care	5.1	5.8
General and administrative	25.6	20.4
Restructuring and other	—	0.8
Total equity-based compensation expense	$80.4	$71.8
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	Three Months Ended March 31,
	2025	2024
Net income	$219.5	$401.5
Foreign exchange forward contracts gain (loss), net(1)	(15.0)	9.3
Unrealized swap gain (loss), net(1)	(10.1)	10.5
Change in foreign currency translation adjustment	(4.8)	3.8
Comprehensive income	189.6	425.1
___________________________
(1) Amounts are net of the tax effects reflected below:
Foreign exchange forward contracts gain (loss), net	$(4.5)	$—
Unrealized swap gain (loss), net	$(10.4)	$8.5
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Stockholders' Equity (Deficit) (unaudited)
(In millions, except shares in thousands)

	Class A Common Stock(1)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 31, 2024	141,208	$0.1	$2,611.8	$(2,052.3)	$132.5	$692.1
Net income	—	—	—	219.5	—	219.5
Equity-based compensation, including amounts capitalized	—	—	80.9	—	—	80.9
Stock option exercises	81	—	2.5	—	—	2.5
Repurchases of Class A common stock(2) (3)	—	—	—	(765.1)	—	(765.1)
Impact of derivatives, net	—	—	—	—	(25.1)	(25.1)
Change in foreign currency translation adjustment	—	—	—	—	(4.8)	(4.8)
Vesting of restricted stock units and other	1,142	—	(0.2)	(0.1)	—	(0.3)
Balance at March 31, 2025	142,431	0.1	2,695.0	(2,598.0)	102.6	199.7
_________________________________
(1)No shares of Class B were outstanding as of March 31, 2024.
(2)Includes a 1% excise tax on shares repurchased, net of the fair market value of new share issuances, of $(2.3) million for the three months ended March 31, 2025.
(3)Includes $767.4 million of upfront payments to repurchase shares of our Class A common stock in conjunction with two accelerated share repurchase agreements (ASRs) as further discussed in Note 4.

GoDaddy Inc.
Consolidated Statements of Stockholders' Equity (Deficit) (unaudited) (continued)
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock(1)		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	142,051	$0.1	259	$—	$2,271.6	$(2,320.7)	$111.2	$62.2
Net income	—	—	—	—	—	401.5	—	401.5
Equity-based compensation, including amounts capitalized	—	—	—	—	72.3	—	—	72.3
Stock option exercises	80	—	—	—	2.1	—	—	2.1
Repurchases of Class A common stock(2)	(1,245)	—	—	—	—	(147.1)	—	(147.1)
Impact of derivatives, net	—	—	—	—	—	—	19.8	19.8
Change in foreign currency translation adjustment	—	—	—	—	—	—	3.8	3.8
Vesting of restricted stock units and other	1,543	—	(259)	—	(0.1)	0.1	0.2	0.2
Balance at March 31, 2024	142,429	0.1	—	—	2,345.9	(2,066.2)	135.0	414.8
_________________________________
(1)No shares of Class B were outstanding as of March 31, 2024.
(2)Includes a 1% excise tax on shares repurchased, net of the fair market value of new share issuances, of $(0.5) million.
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net income	$219.5	$401.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30.8	37.2
Equity-based compensation expense	80.4	71.8
(Gain) loss on derivative instruments	18.2	(4.6)
Deferred taxes	20.0	(259.5)
Other	10.8	12.1
Changes in operating assets and liabilities:
Prepaid domain name registry fees	(31.5)	(22.1)
Accounts payable	(19.1)	(26.5)
Accrued expenses and other current liabilities	(18.0)	(19.4)
Deferred revenue	156.5	146.1
Other operating assets and liabilities	(62.9)	(39.4)
Net cash provided by operating activities	404.7	297.2
Investing activities
Maturities of short-term investments	—	40.0
Purchases of property and equipment	(3.6)	(4.4)
Other investing activities	—	8.1
Net cash provided by (used in) investing activities	(3.6)	43.7
Financing activities
Repurchases of Class A common stock(1)	(767.4)	(128.3)
Other financing activities	(4.8)	(6.7)
Net cash used in financing activities	(772.2)	(135.0)
Effect of exchange rate changes on cash and cash equivalents	1.5	(0.7)
Net increase (decrease) in cash and cash equivalents	(369.6)	205.2
Cash and cash equivalents, beginning of period	1,089.0	458.8
Cash and cash equivalents, end of period	$719.4	$664.0

Cash paid during the period for:
Interest on long-term debt, including impact of interest rate swaps	$32.9	$31.2
Income taxes, net of refunds received	$2.4	$5.2
Amounts included in the measurement of operating lease liabilities	$9.9	$10.6
Supplemental disclosure of non-cash transactions
Operating lease assets obtained in exchange for operating lease liabilities	$1.6	$0.3
Accrued purchases of property and equipment at period end	$0.3	$0.5
Share repurchases not yet settled	$—	$19.3
_________________________________
(1)The three months ended March 31, 2025 includes $767.4 million of upfront payments to repurchase shares of our Class A common stock in conjunction with two ASRs as further discussed in Note 4.
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
Our interim financial statements are unaudited and, in our opinion, include all adjustments of a normal recurring nature necessary for the fair presentation of the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for any subsequent period or for the year ending December 31, 2025.
These financial statements should be read in conjunction with our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the 2024 Form 10-K).
Prior Period Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. These amounts were not material to any period presented.
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
2.    Summary of Significant Accounting Policies
Property and Equipment
Property and equipment, net by geography was as follows:

	March 31, 2025	December 31, 2024
U.S.	$129.3	$133.1
All other international	21.2	23.3
	$150.5	$156.4
No single international country represented more than 10% of property and equipment, net in any period presented.
Equity Investments
We hold investments in privately held equity securities, which are recorded in other assets with a carrying value of $53.1 million as of March 31, 2025 and December 31, 2024.
Revenue Recognition
Disaggregated Revenue
Revenue by major product type was as follows:

	Three Months Ended March 31,
	2025	2024
A&C	$446.4	$383.1
Core: domains	561.9	532.0
Core: other	186.0	193.4
	$1,194.3	$1,108.5
No single customer represented over 10% of our total revenue for any period presented.
Revenue by geography is based on the customer's billing address and was as follows:

	Three Months Ended March 31,
	2025	2024
U.S.	$805.5	$755.6
International	388.8	352.9
	$1,194.3	$1,108.5
No international country represented more than 10% of total revenue in any period presented.
See Note 7 for information regarding our deferred revenue.

Assets Recognized from Contract Costs
Fees paid to various registries at the inception of a domain registration or renewal represent costs to fulfill a contract. We capitalize and recognize these prepaid domain name registry fees as cost of revenue consistent with the pattern of transfer of the product to which the asset relates. Such expense was $201.8 million and $193.8 million for the three months ended March 31, 2025 and 2024, respectively.
No other contract costs were capitalized as they were not material.
Restructuring and Other
Restructuring and other primarily represents: (i) charges related to restructuring activities undertaken to reduce future operating expenses and improve cash flows through reductions in force and (ii) charges incurred related to the abandonment of certain operating lease assets during the three months ended March 31, 2024. See Note 13 for further discussion.
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
The following tables set forth our material assets and liabilities measured and recorded at fair value on a recurring basis:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Notice deposits	$150.0	$—	$—	$150.0
Time deposits	100.0	—	—	100.0
Commercial paper	—	54.5	—	54.5
Derivative assets	—	97.9	—	97.9
Total assets	$250.0	$152.4	$—	$402.4
Liabilities:
Derivative liabilities	$—	$15.5	$—	$15.5

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Time deposits	$144.9	$—	$—	$144.9
Notice deposits	140.0	—	—	140.0
Commercial paper	—	134.5	—	134.5
Derivative assets	—	172.7	—	172.7
Total assets	$284.9	$307.2	$—	$592.1
We have no other material assets or liabilities measured at fair value on a recurring basis.
Recent Accounting Pronouncements
In December 2023, the FASB issued guidance to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this guidance require additional disclosures about income taxes, primarily focused on the disclosure of income taxes paid and the rate reconciliation table. The new guidance will be effective for the 2025 fiscal year. We are currently evaluating the impact of this standard on our disclosures within our consolidated financial statements.

In November 2024, the FASB issued guidance requiring public business entities to disaggregate disclosure of income statement expenses. The amendment does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories within the footnotes to the financial statements. This update is effective for our 2027 fiscal year and interim periods in fiscal year 2028, with early adoption permitted. We are currently evaluating the impact of this standard on our disclosures within our consolidated financial statements.
3.    Goodwill and Intangible Assets
The following table summarizes changes in our goodwill balance by segment:

	A&C	Core	Total
Balance at December 31, 2024	$1,493.1	$2,025.8	$3,518.9
Impact of foreign currency translation	17.0	23.4	40.4
Balance at March 31, 2025	$1,510.1	$2,049.2	$3,559.3

Intangible assets, net are summarized as follows:

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	219.7	n/a	219.7
Contractual-based assets	292.7	n/a	292.7
Finite-lived intangible assets:
Customer-related	407.2	$(363.4)	43.8
Developed technology	237.2	(223.0)	14.2
Trade names and other	95.8	(72.9)	22.9
	$1,697.6	$(659.3)	$1,038.3

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	220.5	n/a	220.5
Contractual-based assets	292.7	n/a	292.7
Finite-lived intangible assets:
Customer-related	394.2	$(340.8)	53.4
Developed technology	235.1	(215.9)	19.2
Trade names and other	93.2	(68.2)	25.0
	$1,680.7	$(624.9)	$1,055.8
Amortization expense was $18.9 million and $20.5 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the weighted-average remaining amortization period was 18 months for total amortizable intangible assets, 13 months for customer-related, 11 months for developed technology and 33 months for trade names and other.
Based on the balance of finite-lived intangible assets as of March 31, 2025, expected future amortization expense is as follows:

Year Ending December 31:
2025 (remainder of)	$50.9
2026	22.6
2027	4.2
2028	1.9
2029	1.3
$80.9
4.    Stockholders' Equity
Share Repurchases
Our board of directors has authorized a share repurchase program of up to $4,000.0 million. During the three months ended March 31, 2025, we entered into two accelerated share repurchase agreements (ASRs) to repurchase shares of our Class A common stock, pursuant to which, we made upfront payments totaling $767.4 million, which were accounted for as an increase in accumulated deficit. The ASRs are forward contracts indexed to our Class A common stock and meet all of the applicable criteria for equity classification; therefore, the ASRs were not accounted for as derivative instruments. As of March 31, 2025, the upfront payments we made on the ASRs were equal to the remaining authorization available for repurchases. During April 2025, the ASRs were settled in full with the delivery of 4,359 shares of Class A common stock at a weighted average price of $176.02 per share. The total number of shares delivered under each ASR, and therefore the average purchase price paid per share, was determined based on the volume weighted-average price of our stock during the applicable purchase period less an agreed upon discount and subject to a cap. The shares received were retired at the time of delivery. Upon completion of the ASRs, no amount was remaining for repurchases under the current board authorization.

5.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2025	December 31, 2024
Derivative assets	$97.9	$172.7
Prepaid software and maintenance expenses	49.8	33.2
Usage-based prepaid expenses(1)	7.4	20.2
Other	16.9	19.1
	$172.0	$245.2
_________________________________
(1)Usage-based prepaid expenses include various cost of sales, marketing, rent and other prepaid commitments that are amortized as the related services are utilized.

6.    Equity-Based Compensation Plans
Equity Plan Activity
We have granted stock options at exercise prices equal to the fair market value of our Class A common stock on the grant date as well as granted both stock options and restricted stock awards (RSUs) vesting solely upon the continued service of the recipient. Stock options were last granted in 2020. Performance-based awards (PSUs) vest based on our relative total stockholder return (TSR) as compared to an index of public internet companies.
The following table summarizes stock option activity:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Exercise Price ($)
Outstanding at December 31, 2024	645	54.28
Exercised	(81)	30.72
Outstanding and vested at March 31, 2025	564	57.66

The following table summarizes stock award activity:

Number of Shares of Class A Common Stock (#)
Outstanding at December 31, 2024	4,955
Granted: RSUs	1,280
Granted: TSR-based PSUs	150
TSR-based PSU achievement above target	210
Vested	(1,142)
Forfeited	(104)
Outstanding at March 31, 2025(1)	5,349
_________________________________
(1)The balance of outstanding awards consisted of the following:

	Number of Shares of Class A Common Stock (#)	Weighted-Average Grant-Date Fair Value Per Share ($)
RSUs	4,758	120.57
TSR-based PSUs	591	167.39
Outstanding at March 31, 2025	5,349
As of March 31, 2025, total unrecognized compensation expense related to non-vested equity grants was $529.4 million with an expected remaining weighted-average recognition period of 1.9 years.
7.    Deferred Revenue
Deferred revenue consisted of the following:

	March 31, 2025	December 31, 2024
Current:
A&C	$850.3	$783.2
Core	1,491.3	1,439.1
	$2,341.6	$2,222.3
Noncurrent:
A&C	$209.7	$197.0
Core	713.3	686.2
	$923.0	$883.2
The increase in deferred revenue is primarily driven by payments received in advance of satisfying our performance obligations, offset by $870.3 million of revenue recognized during the three months ended March 31, 2025 that was included in the deferred revenue balance as of December 31, 2024. Deferred revenue as of March 31, 2025 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are expected to be satisfied, as follows:

	Remainder of 2025	2026	2027	2028	2029	Thereafter	Total

A&C	$763.6	$209.1	$67.4	$12.4	$4.7	$2.8	$1,060.0
Core	1,288.9	541.5	183.1	80.4	44.4	66.3	2,204.6
	$2,052.5	$750.6	$250.5	$92.8	$49.1	$69.1	$3,264.6

8.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2025	December 31, 2024
Accrued payroll and employee benefits	$98.1	$146.0
Tax-related accruals	74.4	66.9
Accrued hosting and software licenses	32.9	17.8
Accrued legal and professional	31.1	35.3
Current portion of operating lease liabilities	20.7	23.0
Accrued marketing and advertising	17.9	15.6
Derivative liabilities	15.5	—
Accrued interest	13.2	12.3
Other	69.0	61.7
	$372.8	$378.6
9.    Long-Term Debt
Long-term debt consisted of the following:

	Maturity Date	March 31, 2025	December 31, 2024
2029 Term Loans (effective interest rate of 6.7% at March 31, 2025 and 7.6% at December 31, 2024)	November 10, 2029	$1,455.2	$1,458.9
2031 Term Loans (effective interest rate of 6.3% at March 31, 2025 and 7.2% at December 31, 2024)	May 31, 2031	992.5	995.0
2027 Senior Notes (effective interest rate of 5.5% at March 31, 2025 and 5.4% at December 31, 2024)	December 1, 2027	600.0	600.0
2029 Senior Notes (effective interest rate of 3.7% at March 31, 2025 and 3.6% at December 31, 2024)	March 1, 2029	800.0	800.0
Revolver	November 10, 2027	—	—
Total		3,847.7	3,853.9
Less: unamortized original issue discount and debt issuance costs(1)		(56.2)	(58.9)
Less: current portion of long-term debt		(15.8)	(15.9)
		$3,775.7	$3,779.1
_________________________________
(1)Original issue discount and debt issuance costs are amortized to interest expense over the life of the related debt instruments using the interest method.
Credit Facility
As described in our 2024 Form 10-K, our secured credit agreement (the Credit Facility) includes two tranches of term loans (the 2029 Term Loans and the 2031 Term Loans). A portion of the term loans is hedged by interest rate swap agreements, as discussed in Note 10.
As of March 31, 2025, we had $998.7 million available for borrowing under the Revolver as $1.3 million has been used to secure the issuance of standby letters of credit.
Senior Notes
As described in our 2024 Form 10-K, we have completed two offerings of senior notes (the Senior Notes), the 2027 Senior Notes due in 2027 and the 2029 Senior Notes due in 2029.

Fair Value
The estimated fair values of our long-term debt instruments are based on observable market prices for these instruments, which are traded in less active markets and therefore classified as Level 2 fair value measurements, and were as follows as of March 31, 2025:

2029 Term Loans	$1,449.7
2031 Term Loans	$988.2
2027 Senior Notes	$595.3
2029 Senior Notes	$741.8
Future Debt Maturities
Aggregate principal payments, exclusive of any unamortized original issue discount and debt issuance costs, due on long-term debt as of March 31, 2025 were as follows:

Year Ending December 31:
2025 (remainder of)	$18.5
2026	24.6
2027	624.6
2028	24.6
2029	2,210.3
Thereafter	945.1
$3,847.7
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

The following table summarizes our outstanding derivative instruments on a gross basis, all of which are considered Level 2 financial instruments:

	Notional Amount		Fair Value of Derivative Assets(2)		Fair Value of Derivative Liabilities(2)
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Cash flow hedges:
Foreign exchange forward contracts	$966.1	$946.3	$12.0	$33.2	$1.8	$—
Cross-currency swaps(1)	542.2	520.4	—	12.5	6.0	—
Interest rate swaps	1,933.8	1,939.0	85.9	111.0	—	—
Net investment hedges:
Cross-currency swaps(1)	695.0	667.0	—	16.0	7.7	—
Total hedges	$4,137.1	$4,072.7	$97.9	$172.7	$15.5	$—
_________________________________
(1)The notional values of the cross-currency swap have been translated from Euros to U.S. dollars at the foreign currency rates in effect of approximately 1.08 and 1.04 as of March 31, 2025 and December 31, 2024, respectively.
(2)In our balance sheets, all derivative assets are recorded within prepaid expenses and other current assets and all derivative liabilities are recorded within accrued expenses and other current liabilities.
The following table summarizes the effect of our hedging relationships on accumulated other comprehensive income (AOCI):

	Unrealized Gains (Losses) Recognized in Other Comprehensive Income
	Three Months Ended
	March 31, 2025	March 31, 2024
Cash flow hedges:
Foreign exchange forward contracts(1)	$(19.5)	$9.3
Cross-currency swaps	4.7	(2.1)
Interest rate swaps	(25.2)	21.1
Net investment hedges:
Cross-currency swaps	(23.7)	13.2
Total hedges	$(63.7)	$41.5
_________________________________
(1)Amounts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.

The following table summarizes the locations and amounts of gains (losses) recognized within earnings related to our hedging relationships:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Cash flow hedges:
Foreign exchange forward contracts:
Reclassified from AOCI into income	$1.3	$—	$—	$1.6	$—	$—
Cross-currency swaps:
Reclassified from AOCI into income(1)	—	2.4	(23.3)	—	2.4	12.4
Interest rate swaps:
Reclassified from AOCI into income	—	12.8	—	—	18.0	—
Net investment hedges:
Cross-currency swaps:
Reclassified from AOCI into income	—	3.2	—	—	3.1	—
Total hedges	$1.3	$18.4	$(23.3)	$1.6	$23.5	$12.4
_________________________________
(1)The amounts reflected in other income (expense), net include $23.3 million and $(12.4) million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by the cross-currency swap during the three months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025, we estimate that $77.2 million of net deferred gains related to our designated hedges will be recognized in earnings over the next 12 months. No amounts have been excluded from our hedge effectiveness testing.
Risk Management Strategies
Foreign Exchange Forward Contracts
From time-to-time, we may enter into foreign exchange forward contracts with financial institutions to hedge certain forecasted sales transactions denominated in foreign currencies. We designate these forward contracts as cash flow hedges, which are recognized as either assets or liabilities at fair value. At March 31, 2025, all such contracts had maturities of 24 months or less.
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

Interest Rate Swaps
In April 2017, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement to effectively convert a portion of the variable-rate borrowings under the previously issued term loans maturing in 2024, which were refinanced with the 2029 Term Loans, to a fixed rate of 5.44%. In March 2022, we entered into a transaction to extend the maturity of the swaps to August 31, 2027. We and the existing counterparties executed cancellation agreements to terminate all rights, obligations and liabilities associated with the original swaps. On the modification date, the existing cash flow hedging relationships were de-designated and new hedging relationships incorporating the terms of the new interest rate swaps (the 2022 Interest Rate Swaps) were designated. The 2022 Interest Rate Swaps, which had an amortizing notional amount of $1,262.5 million at inception, serve to convert a portion of the variable-rate borrowings under the 2029 Term Loans to a fixed rate of 4.81%. In November 2022, in conjunction with the concurrent Credit Facility refinancing discussed in our 2024 Form 10-K, we terminated these swaps and entered into new SOFR-based interest rate swaps. This modification impacted no critical terms other than the reference rate change from LIBOR to SOFR and thus had no impact on our hedging relationships or financial statements.
In August 2020, in conjunction with the issuance of the 2027 Term Loans as defined in our 2024 Form 10-K, we entered into seven-year pay-fixed rate, receive-floating rate interest rate swaps to effectively convert the variable one-month LIBOR interest rate on the 2027 Term Loans borrowings to a fixed rate of 0.705%. These interest rate swaps, which mature on August 10, 2027, had an aggregate notional amount of $750.0 million at inception. In May 2023, in conjunction with the concurrent Credit Facility amendment, we terminated these swaps and entered into new SOFR-based interest rate swaps, with a fixed rate of 0.672%. This modification impacted no critical terms other than the reference rate change from LIBOR to SOFR and thus had no impact on our hedging relationships or financial statements.
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
11.     Leases
Our operating leases primarily consist of office and data center space expiring at various dates through October 2034. Certain leases include options to renew or terminate at our discretion. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of March 31, 2025, operating leases have a remaining weighted-average lease term of 6.4 years and our operating lease liabilities were measured using a weighted-average discount rate of 5.4%.
The components of operating lease expense were as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
Operating lease costs	$6.2	$7.5
Variable lease costs	2.8	3.7
Sublease income	(1.7)	(2.9)
Total net lease cost	$7.3	$8.3
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

There have been no material changes outside of the ordinary course of business to our known contractual obligations, which were included in Note 13 of Item 8 of our 2024 Form 10-K.
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
Our accrual for estimated indirect tax liabilities was $30.9 million and $31.5 million as of March 31, 2025 and December 31, 2024, respectively, reflecting our best estimate of the probable liability based on an analysis of our business activities, revenues subject to indirect taxes and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation or settlements could be materially different than the amounts established for indirect tax contingencies.
13.    Restructuring and Other Charges
Restructuring activities during the three months ended March 31, 2025 were immaterial. During the three months ended March 31, 2024, we implemented restructuring activities to further reduce operating expenses and improve cash flows through a reduction in force, which impacted approximately 180 employees. In conjunction with these restructuring activities, we recognized $11.1 million of pre-tax restructuring charges in our statement of operations related to severance, employee benefits and equity-based compensation. Of the $11.1 million of pre-tax restructuring charges recognized during the three months ended March 31, 2024, $4.5 million and $6.1 million were recognized within our A&C and Core segments, respectively, and $0.5 million was recognized as corporate overhead.
The following table shows the total amount incurred and the accrued restructuring costs, which are recorded in accrued expenses and other current liabilities in our balance sheet, for severance and employee benefits:

Accrued Restructuring Costs
Accrued restructuring costs as of December 31, 2024	$0.8
Restructuring costs incurred	2.1
Amount paid	(1.1)
Accrued restructuring costs as of March 31, 2025(1)	$1.8

Accrued restructuring costs as of December 31, 2023	$7.4
Restructuring costs incurred (2)	10.6
Amount paid	(8.0)
Accrued restructuring costs as of March 31, 2024	$10.0
________________________________
(1)We expect to make substantially all remaining restructuring payments by the end of the second quarter of 2025.
(2)Excludes $0.8 million in equity-based compensation expense associated with our restructuring plans in 2024 which was recorded within additional paid-in capital.
During the three months ended March 31, 2024, we recognized $5.8 million of expense related to the abandonment of certain operating leases as discussed in Note 11.

14.    Income Taxes
Our effective tax rate for the three months ended March 31, 2025 is 0.2%, which differs from the U.S. federal statutory rate primarily due to U.S. research and development tax credits, excess tax benefits related to equity-based compensation and a one-time benefit for the recognition of an uncertain tax position of $34.6 million.
We monitor the realizability of our deferred tax assets (DTAs) considering all relevant factors at each reporting period. As of March 31, 2025, based on the relevant weight of positive and negative evidence, including our ability to forecast future operating results, historical tax losses and our ability to utilize DTAs within the requisite carryforward periods, we do not maintain a valuation allowance on the majority of our U.S. federal and state DTAs.
We maintain valuation allowances on certain U.S., state and foreign carry forwards as we concluded they are not more likely than not to be realized.
Uncertain Tax Positions
The total amount of gross unrecognized tax benefits was $162.4 million as of March 31, 2025, of which $102.5 million, if fully recognized, would decrease our effective tax rate. Although we believe the amounts reflected in our tax returns substantially comply with applicable U.S. federal, state and foreign tax regulations, the respective taxing authorities may take contrary positions based on their interpretation of the law. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision or benefit for income taxes in the period in which a final determination is made.
During the three months ended March 31, 2025, we recognized a $34.6 million income tax benefit related to the recognition of an uncertain tax position in a foreign jurisdiction as a result of a favorable tax court ruling.
15.    Income Per Share
Basic income per share is computed by dividing net income attributable to GoDaddy Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted income per share is computed giving effect to all potentially dilutive shares unless their effect is antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted income per share is as follows:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income	$219.5	$401.5
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	141,684	142,528
Effect of dilutive securities:
Stock options	408	443
RSUs, PSUs and ESPP shares	3,081	2,705
Weighted-average shares of Class A Common stock outstanding—diluted	145,173	145,676

Net income per share of Class A common stock—basic	$1.55	$2.82
Net income per share of Class A common stock—diluted	$1.51	$2.76

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted income per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended March 31,
	2025	2024
RSUs, PSUs and ESPP shares	39	939

During the three months ended March 31, 2025, we entered into two ASRs to repurchase shares of our Class A common stock in exchange for upfront payments totaling $767.4 million. The ASRs were completed in the second quarter of 2025 as further discussed in Note 4. For purposes of computing earnings per share, the share repurchases will be reflected as a reduction to weighted-average shares of Class A common stock outstanding on the respective delivery dates.
16.     Segment Information
We report our operating results through two reportable segments: A&C and Core.
Our chief operating decision maker (CODM), which, as of March 31, 2025, was our Chief Executive Officer, evaluates the performance of and allocates resources to our segments based on each segment's revenue and earnings before interest, taxes, depreciation and amortization (Segment EBITDA). Segment EBITDA is evaluated on a monthly basis by the CODM by monitoring actual results versus the annual plan. This comparison is performed to make strategic decisions regarding segment profitability, resource allocation, pricing strategies and cost optimization. Segment EBITDA is defined as segment revenues less costs and operating expenses, excluding depreciation and amortization, interest expense (net), provision or benefit for income taxes, equity-based compensation expense, acquisition-related costs, restructuring-related expenses and certain other items. We believe Segment EBITDA serves as a measure that assists our CODM and our investors in comparing our segments' performance on a consistent basis.
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

The following table presents our segment information for the periods indicated:

	Three Months Ended March 31,
	2025	2024

A&C
Revenue	$446.4	$383.1
Other segment items(1)	(249.5)	(221.2)
Segment EBITDA	196.9	161.9
Core
Revenue	747.9	725.4
Other segment items(2)	(512.6)	(508.7)
Segment EBITDA	235.3	216.7

Total revenue	1,194.3	1,108.5
Total other segment items	(762.1)	(729.9)
Total Segment EBITDA	432.2	378.6
Unallocated corporate overhead	(67.8)	(65.6)
Depreciation and amortization	(30.8)	(37.2)
Equity-based compensation expense(3)	(80.4)	(71.0)
Interest expense, net of interest income	(27.6)	(34.7)
Acquisition-related expenses, net of reimbursements	(1.5)	(0.9)
Restructuring and other (4)	(4.1)	(26.0)
Income before income taxes	220.0	143.2
Benefit (provision) for income taxes	(0.5)	258.3
Net income	$219.5	$401.5
_________________________________
(1)Other segment items in A&C are primarily composed of product license fees used in our third-party email and productivity solutions, payment processing fees, personnel costs excluding equity-based compensation, data center and systems infrastructure costs excluding depreciation, customer care and marketing costs. The CODM uses consolidated expense information to manage operations and is not regularly provided disaggregated other segment items.
(2)Other segment items in Core are primarily composed of domain registration fees, payment processing fees, costs associated with sales of aftermarket domains, hosting and security license fees, personnel costs excluding equity-based compensation, data center and systems infrastructure costs excluding depreciation, customer care and marketing costs. The CODM uses consolidated expense information to manage operations and is not regularly provided disaggregated other segment items.
(3)The three months ended March 31, 2024 exclude $0.8 million of equity-based compensation expense associated with our restructuring activities which is included within restructuring and other.
(4)In addition to restructuring and other in our statements of operations, other charges included are primarily composed of lease-related expenses associated with closed facilities, charges related to certain legal matters, expenses incurred in relation to the refinancing of our long-term debt and incremental expenses associated with certain professional services.

17.    Accumulated Other Comprehensive Income (Loss)
The following table presents AOCI activity in equity:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Total AOCI
Gross balance as of December 31, 2024	$(67.7)	$200.2	$132.5
Other comprehensive income (loss) before reclassifications	(4.8)	(21.5)	(26.3)
Amounts reclassified from AOCI	—	(3.6)	(3.6)
Other comprehensive income	(4.8)	(25.1)	(29.9)
Balance as of March 31, 2025	$(72.5)	$175.1	$102.6

Gross balance as of December 31, 2023	$(83.6)	$195.0	$111.4
Other comprehensive income (loss) before reclassifications	3.8	(17.7)	(13.9)
Amounts reclassified from AOCI	—	37.5	37.5
Other comprehensive income	3.8	19.8	23.6
Balance as of March 31, 2024	$(79.8)	$214.8	$135.0
________________________________
(1)Amounts shown for our foreign exchange forward contracts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI. See Note 10 for the effect on net income of amounts reclassified from AOCI related to our hedging relationships.
18.    Subsequent Events
In April 2025, our board of directors approved the repurchase of up to an additional $3,000 million of our Class A common stock through the end of 2027. Shares may be repurchased in open market purchases, block transactions and privately negotiated transactions, in accordance with applicable federal securities laws. This authorization does not obligate us to make any repurchases and may be modified, suspended or terminated by us at any time without prior notice.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included in this Quarterly Report as well as our audited financial statements and related notes and the discussions and analysis in the section titled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2024 Form 10-K. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategies for our business, includes forward-looking statements involving significant risks and uncertainties. As a result of many factors, such as those set forth in "Risk Factors," actual results may differ materially from the results described in, or implied by, these forward-looking statements.
(Throughout the tables and this discussion and analysis, dollars are in millions, excluding average revenue per user (ARPU), and shares are in thousands.)
Overview
We serve a large market of entrepreneurs through the development and delivery of easy-to-use products in a one stop shop solution alongside personalized guidance. We serve small businesses, individuals, organizations, developers, designers and domain investors. We manage and report our business in the following two segments:
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
Consolidated First Quarter Financial Highlights
Below are our key consolidated financial highlights for the three months ended March 31, 2025, with comparisons to the three months ended March 31, 2024.
•Total revenue of $1,194.3 million, an increase of 7.7%, or approximately 8.0% on a constant currency basis(1).
•International revenue of $388.8 million, an increase of 10.2%, or approximately 11.4% on a constant currency basis(1).
•Total bookings of $1,417.0 million, an increase of 7.9%, or approximately 8.7% on a constant currency basis(1).
•Operating income of $247.3 million, an increase of 40.6%(2).
•Net income of $219.5 million, a decrease of 45.3%(2)(3).
•Normalized EBITDA(4) of $364.4 million, an increase of 16.4%.
•Net cash provided by operating activities of $404.7 million, an increase of 36.2%.
(1) Discussion of constant currency is set forth in "Quantitative and Qualitative Disclosures about Market Risk."
(2) Our operating results for the three months ended March 31, 2025 and March 31, 2024 included $2.1 million and $22.4 million, respectively, in restructuring and other charges, as further discussed in Note 13 to our financial statements.
(3) Net income for the three months ended March 31, 2025 included a one-time benefit for the recognition of an uncertain tax position of $34.6 million. Net income for the three months ended March 31, 2024 included a non-routine, non-cash benefit to income taxes of $267.4 million related to the conversion of our Desert Newco, LLC subsidiary from a partnership to a disregarded entity for U.S. income tax purposes.
(4) A reconciliation of Normalized EBITDA to net income, its most directly comparable GAAP financial measure, is set forth in "Reconciliation of NEBITDA" below.

Consolidated Results of Operations
The following table sets forth our consolidated results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2025		2024
	$	% of Total Revenue	$	% of Total Revenue

Revenue:
Applications and commerce	$446.4	37.4%	$383.1	34.6%
Core platform	747.9	62.6%	725.4	65.4%
Total revenue	1,194.3	100.0%	1,108.5	100.0%
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	440.5	36.9%	414.5	37.4%
Technology and development	205.3	17.2%	202.9	18.3%
Marketing and advertising	100.1	8.4%	87.5	7.9%
Customer care	71.1	5.9%	76.4	6.9%
General and administrative	97.1	8.1%	91.7	8.3%
Restructuring and other	2.1	0.2%	22.4	2.0%
Depreciation and amortization	30.8	2.6%	37.2	3.4%
Total costs and operating expenses	947.0	79.3%	932.6	84.2%
Operating income	247.3	20.7%	175.9	15.8%
Interest expense	(37.2)	(3.1)%	(41.3)	(3.6)%
Loss on debt extinguishment	—	—%	(1.0)	(0.1)%
Other income (expense), net	9.9	0.8%	9.6	0.8%
Income before income taxes	220.0	18.4%	143.2	12.9%
Benefit (provision) for income taxes	(0.5)	—%	258.3	23.3%
Net income	$219.5	18.4%	$401.5	36.2%

Non-GAAP Financial Measures, Operating Metrics and Business Metrics
In addition to our results determined in accordance with GAAP, we believe that the following non-GAAP financial measures, operating metrics and business metrics may be useful as supplements in evaluating our ongoing operational performance:

	Three Months Ended March 31,
	2025	2024
Normalized EBITDA	$364.4	$313.0
Annualized recurring revenue	$4,053.8	$3,772.6
Total bookings	$1,417.0	$1,312.7
Total customers at period end (in thousands)	20,484	20,995
ARPU	$225	$206
Domains under management (in thousands)	80,837	82,731
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

Reconciliation of NEBITDA
The following table reconciles NEBITDA to net income, its most directly comparable GAAP financial measure:

	Three Months Ended March 31,
	2025	2024
Net income	$219.5	$401.5
Depreciation and amortization	30.8	37.2
Equity-based compensation expense(1)	80.4	71.0
Interest expense, net of interest income	27.6	34.7
Acquisition-related expenses	1.5	0.9
Restructuring and other(2)	4.1	26.0
Provision (benefit) for income taxes	0.5	(258.3)
NEBITDA	$364.4	$313.0
_________________________________
(1)The three months ended March 31, 2024 excludes $0.8 million of equity-based compensation expense associated with our restructuring activities, which is included within restructuring and other.
(2)In addition to the restructuring and other in our statements of operations, other charges are primarily composed of lease-related expenses associated with closed facilities, charges related to certain legal matters, expenses incurred in relation to the refinancing of our long-term debt and incremental expenses associated with certain professional services.

Revenue
We generate the majority of our revenue from sales of product subscriptions, as described in our 2024 Form 10-K. Our subscriptions can range from monthly terms to multi-annual terms of up to ten years, depending on the product. Revenue is presented net of refunds, and we maintain a reserve to provide for refunds granted to customers.

	Three Months Ended March 31,		Change
	2025	2024	$	%
Applications and commerce	$446.4	$383.1	$63.3	16.5%
Core platform	747.9	725.4	22.5	3.1%
Total revenue	$1,194.3	$1,108.5	$85.8	7.7%
Total revenue increased 7.7% due to the increases in our A&C and Core revenues, as described below:
A&C
A&C revenue grew $63.3 million, or 16.5%, for the three months ended March 31, 2025 driven by continued customer adoption of our subscription-based products.
Core
Core revenue grew $22.5 million, or 3.1%, for the three months ended March 31, 2025 driven by $24.0 million growth in domain registration and add-on revenues and $5.9 million growth in aftermarket revenue. Partially offsetting this increase was a $2.9 million decrease in hosting revenues primarily due to the disposition of certain hosting assets.

Bookings
The following table presents our total bookings for the periods indicated:

	Three Months Ended March 31,		Change
	2025	2024	$	%
Total bookings	$1,417.0	$1,312.7	$104.3	7.9%
The 7.9% increase in total bookings for the three months ended March 31, 2025, respectively, was driven by strength in domains and aftermarket, and continued customer adoption of our subscription-based A&C products, partially offset by a $10.0 million impact from changes in foreign currency exchange rates net of hedging gains from our cash flow hedging program.
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

	Three Months Ended March 31,		Change
	2025	2024	$	%
Cost of revenue (excluding depreciation and amortization)	$440.5	$414.5	$26.0	6.3%
The $26.0 million, or 6.3%, increase in cost of revenue for the three months ended March 31, 2025 was driven by the increases in revenue described above.
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

	Three Months Ended March 31,		Change
	2025	2024	$	%

Technology and development	$205.3	$202.9	$2.4	1.2%
There was no material change in technology and development expenses for the three months ended March 31, 2025.

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

	Three Months Ended March 31,		Change
	2025	2024	$	%

Marketing and advertising	$100.1	$87.5	$12.6	14.4%
The $12.6 million, or 14.4%, increase in marketing and advertising expenses for the three months ended March 31, 2025 was attributable to an increase in discretionary advertising spend in support of our strategic initiatives, including broader awareness of our GoDaddy Airo experience.
Customer care
Customer care expenses represent the costs to guide and service our customers, primarily consisting of personnel costs. We expect customer care expenses to fluctuate depending on the methods of customer interaction utilized as well as the level of personnel required to support our business.

	Three Months Ended March 31,		Change
	2025	2024	$	%

Customer care	$71.1	$76.4	$(5.3)	(6.9)%
There was no material change in customer care expenses for the three months ended March 31, 2025.
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

	Three Months Ended March 31,		Change
	2025	2024	$	%

General and administrative	$97.1	$91.7	$5.4	5.9%
There was no material change in general and administrative expenses for the three months ended March 31, 2025.

Restructuring and other

	Three Months Ended March 31,		Change
	2025	2024	$	%

Restructuring and other	$2.1	$22.4	$(20.3)	(90.6)%
Restructuring and other was $2.1 million for the three months ended March 31, 2025, which related to severance and employee benefits incurred pursuant to restructuring activities. Restructuring and other was $22.4 million for the three months ended March 31, 2024, which included $11.1 million of severance and employee benefits incurred pursuant to restructuring activities and $5.8 million of expense related to the abandonment of certain operating leases, as further discussed in Note 13 to the financial statements.
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

	Three Months Ended March 31,		Change
	2025	2024	$	%

Depreciation and amortization	$30.8	$37.2	$(6.4)	(17.2)%
There was no material change in depreciation and amortization expenses for the three months ended March 31, 2025.
Interest expense

	Three Months Ended March 31,		Change
	2025	2024	$	%

Interest expense	$37.2	$41.3	$(4.1)	(9.9)%
There was no material change in interest expense for the three months ended March 31, 2025.
Other income (expense), net

	Three Months Ended March 31,		Change
	2025	2024	$	%

Other income (expense), net	$9.9	$9.6	$0.3	3.1%
There was no material change in other income (expense), net for the three months ended March 31, 2025.
Segment Results of Operations
Our two operating segments, A&C and Core, reflect the way we manage and evaluate the performance of our business. Our chief operating decision maker evaluates segment performance based upon several factors, of which the primary financial measures are revenue and Segment EBITDA, our segment measure of profitability. See Note 16 to our financial statements for a reconciliation of Segment EBITDA to net income, its most directly comparable GAAP financial measure.

Applications and Commerce
The following table presents the results for our A&C segment for the periods indicated:

	Three Months Ended March 31,		Change
	2025	2024	$	%/bps
Revenue	$446.4	$383.1	$63.3	16.5%
Segment EBITDA	$196.9	$161.9	$35.0	21.6%
Segment EBITDA Margin	44.1%	42.3%	n/a	180 bps
The $35.0 million, or 21.6%, increase in A&C Segment EBITDA for the three months ended March 31, 2025 was attributed to a $63.3 million increase in revenue as described above. This increase was partially offset by a $28.3 million increase in other segment items driven by an increase in cost of revenue and operating expenses (excluding acquisition-related costs, equity-based compensation expense and depreciation and amortization expense) attributable to the increase in revenue, higher marketing costs and higher technology and development costs.
Core Platform
The following table presents the results for our Core segment for the periods indicated:

	Three Months Ended March 31,		Change
	2025	2024	$	%/bps
Revenue	$747.9	$725.4	$22.5	3.1%
Segment EBITDA	$235.3	$216.7	$18.6	8.6%
Segment EBITDA Margin	31.5%	29.9%	n/a	160 bps
The $18.6 million, or 8.6%, increase in Core Segment EBITDA for the three months ended March 31, 2025 was attributed to a $22.5 million increase in revenue as described above. This increase was partially offset by a $3.9 million increase in other segment items driven by an increase in cost of revenue and marketing costs (excluding equity-based compensation expense) partially offset by lower care and technology and development costs (excluding equity-based compensation expense).
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024

Net cash provided by operating activities	$404.7	$297.2
Net cash provided by (used in) investing activities	(3.6)	43.7
Net cash used in financing activities	(772.2)	(135.0)
Effect of exchange rate changes on cash and cash equivalents	1.5	(0.7)
Net increase (decrease) in cash and cash equivalents	$(369.6)	$205.2
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
Net cash provided by operating activities increased $107.5 million from $297.2 million during the three months ended March 31, 2024 to $404.7 million during the three months ended March 31, 2025, driven by the growth in total bookings. Bookings growth was due to strong adoption across our A&C product suite, as well as continued strength in domains and aftermarket performance. The increase was also driven by lower restructuring related payments as well as lower technology and development related spending.
Investing Activities
Our investing activities generally consist of strategic acquisitions, dispositions and purchases of property and equipment to support the overall growth of our business. We expect our investing cash flows to be affected by the timing of payments we make for capital expenditures, strategic acquisitions or other growth opportunities we decide to pursue.
Net cash provided by investing activities decreased $47.3 million from $43.7 million net cash provided during the three months ended March 31, 2024 to $3.6 million net cash used during the three months ended March 31, 2025, due to maturities of short-term investments totaling $40.0 million as well as proceeds from dispositions of certain assets and liabilities of our hosting business in the three months ended March 31, 2024.
Financing Activities
Our financing activities generally consist of long-term debt borrowings, the repayment of principal on long-term debt, stock option exercises, ESPP proceeds and share repurchases.
Net cash used in financing activities increased $637.2 million from $135.0 million during the three months ended March 31, 2024 to $772.2 million during the three months ended March 31, 2025, primarily due to a $639.1 million increase in share repurchases.
Deferred Revenue
See Note 7 to our financial statements for details regarding the expected future recognition of deferred revenue.
Off-Balance Sheet Arrangements
There have been no material changes in our off-balance sheet arrangements as discussed in our 2024 Form 10-K.

Material Cash Requirements and Uses of Cash
Credit Facility and Senior Notes
Our long-term debt consists of the Credit Facility, which includes two tranches of term loans and a revolving credit facility, and the Senior Notes. See Note 9 to our financial statements for additional information regarding our long-term debt.
Our long-term debt agreements contain covenants restricting, among other things, our ability, or the ability of our subsidiaries, to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes including mergers and consolidations, sell assets, make restricted payments including dividends, distributions and investments, prepay junior indebtedness and engage in operations other than in connection with acting as a holding company, subject to customary exceptions. As of March 31, 2025, we were in compliance with all such covenants and had $998.7 million available for borrowing under the Revolver.
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
Share Repurchases
As discussed in Note 4 to our financial statements, we are authorized to repurchase up to $4,000.0 million of our Class A common stock. During the three months ended March 31, 2025, we entered into two ASRs to repurchase shares of our Class A common stock in exchange for upfront payments totaling $767.4 million. During April 2025, the ASRs were settled in full with the delivery of 4,359 shares of Class A common stock at a weighted average price of $176.02 per share. Upon completion of the ASRs, no amount was remaining for repurchases under the current board authorization. Cumulatively, we have repurchased 43,738 shares at an average price of $91.45, representing a gross reduction of over 25% in fully diluted shares from those outstanding at the January 2022 inception of the authorization.
In April 2025, our board of directors approved the repurchase of up to an additional $3,000 million of our Class A common stock through the end of 2027 as further discussed in Note 18 to the financial statements.
Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with GAAP, and in doing so, we make estimates, assumptions and judgments affecting the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosure of contingent assets and liabilities. We base our estimates, assumptions and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances, and we evaluate these estimates, assumptions and judgments on an ongoing basis. Different assumptions and judgments could change the estimates used in the preparation of our financial statements, which, in turn, could change our results from those reported. We refer to estimates, assumptions and judgments of this type as our critical accounting policies and estimates, which we discussed in our 2024 Form 10-K. We review our critical accounting policies and estimates with the audit and finance committee of our board of directors on an annual basis.
There have been no material changes in our critical accounting policies from those disclosed in our 2024 Form 10-K.
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

As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts may fail to meet their contractual obligations. To mitigate such counterparty credit risk, we enter into contracts only with carefully selected financial institutions based upon ongoing evaluations of their creditworthiness. As a result, we do not believe we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of March 31, 2025.
Foreign Currency Risk
We manage our exposure to changes in foreign currency exchange rates through the use of foreign exchange forward contracts and cross-currency swap contracts. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and cash equivalents.
Foreign Exchange Forward Contracts
A portion of our bookings, revenue and operating expenses is denominated in foreign currencies, which are subject to exchange rate fluctuations. Our most significant foreign currency exposures are the British pound, the Canadian dollar and the Euro. Our reported bookings, revenues and operating results may be impacted by fluctuations in foreign currency exchange rates. Fluctuations in exchange rates may also cause us to recognize transaction gains and losses in our statements of operations; however, such amounts were not material during the current period. As our international business continues to grow, our exposure to fluctuations in exchange rates will increase, which may increase the costs associated with this growth. During the three months ended March 31, 2025, total revenue growth in constant currency would have been 30 basis points higher and total bookings growth in constant currency would have been 80 basis points higher. Constant currency is calculated by translating bookings and revenue for each month in the current period using the foreign currency exchange rates for the corresponding month in the prior period, excluding any hedging gains or losses realized during the period. We believe constant currency information is useful in analyzing underlying trends in our business by eliminating the impact of fluctuations in foreign currency exchange rates and allows for period-to-period comparisons of our performance.
From time-to-time, we may utilize foreign exchange forward contracts to manage the volatility of our bookings and revenue related to foreign currency transactions. These forward contracts reduce, but do not eliminate, the impact of adverse currency exchange rate fluctuations. We generally designate these forward contracts as cash flow hedges for accounting purposes. Changes in the intrinsic value of designated hedges are recorded as a component of accumulated other comprehensive income (loss) (AOCI). Gains and losses, once realized, are recorded as a component of AOCI and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. As of March 31, 2025, the realized gain and unrealized gain included in AOCI were $5.5 million and $10.2 million, respectively.
Cross-Currency Swaps
In order to manage variability due to movements in foreign currency exchange rates related to a Euro-denominated intercompany loan, we entered into five-year cross-currency swaps in April 2017. In March 2022, we entered into a transaction to extend the maturity of these swaps to August 31, 2027, as described in Note 10 to our financial statements. The cross-currency swaps had an aggregate amortizing notional amount of €1,143.8 million at March 31, 2025 (approximately $1,237.2 million).
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

Total borrowings under our 2031 Term Loans were $992.5 million as of March 31, 2025. The amortization rate for the 2031 Term Loans is 1.00% per annum and the 2031 Term Loans were issued at an applicable margin of (i) 1.75% for the term loans that are SOFR loans and (ii) 0.75% for the term loans that are ABR loans.
Total borrowings under our 2029 Term Loans were $1,455.2 million as of March 31, 2025. The amortization rate for the 2029 Term Loans is 1.00% per annum and the 2029 Term Loans were issued at an applicable margin of (i) 1.75% for the term loans that are SOFR loans and (ii) 0.75% for the term loans that are ABR loans.
All SOFR-based interest rates under the Credit Facility are subject to a 0.0% floor.
In April 2017, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement to effectively convert a portion of the variable-rate borrowings under the 2029 Term Loans to a fixed rate. Prior to this arrangement's contractual maturity date of April 3, 2022, in March 2022, we entered into a transaction to extend the maturity of these swaps to August 31, 2027, as described in Note 10 to our financial statements. In addition, in conjunction with the refinancing of a portion of our debt in November 2022, the hedged debt index of the swaps was changed from LIBOR to SOFR. These interest rate swaps, which had a notional amount of $1,219.4 million as of March 31, 2025, serve to convert a portion of the variable-rate borrowings under the 2029 Term Loans to a fixed rate of 4.81%.
In August 2020, we entered into seven-year pay-fixed rate, receive-floating rate interest rate swap arrangements to effectively convert a portion of the variable-rate borrowings under the 2027 Term Loans, as defined in our 2024 Form 10-K, to a fixed rate of 0.705%. In May 2023, in conjunction with the concurrent Credit Facility amendment discussed in Note 9, we terminated these swaps and entered into new SOFR-based interest rate swaps with a fixed rate of 0.672%. These interest rate swaps, which mature on August 10, 2027, had an aggregate notional amount of $714.4 million as of March 31, 2025.

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
Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2025 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II - OTHER INFORMATION
Item 1.    Legal Proceedings
There have been no material changes from the legal proceedings described in our 2024 Form 10-K.
Item 1A. Risk Factors
You should carefully consider the risks described below before making an investment decision in our common stock. Our operations and financial results are subject to various risks and uncertainties, including those described below and the other information in this Quarterly Report on Form 10-Q and in our other public filings. If any of the following risks occur, our business, financial condition, reputation, operating results and growth prospects could be materially and adversely affected. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially adversely affect our business, operating results, financial condition, reputation and growth prospects.
Risk Factor Summary
The following is a summary of the principal risks that could materially and adversely affect our business, financial condition, operating results and growth prospects.
•If we are unable to continue to increase sales to new and existing customers, our business and operating results would be harmed.
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
Strategic Risks
If we are unable to continue to increase sales to new and existing customers, our business and operating results would be harmed.
Our success largely depends on our ability to continue to increase sales to new and existing customers. Although growth has increased rapidly in the past, in recent periods our growth rates have slowed or declined, due to factors, including the larger size, scale and maturity of parts of our business, and recent divestitures, migrations and the end of life of certain products. We cannot be assured that we will achieve increasing growth rates in future periods as our ability to increase sales to new and existing customers and ultimately our total revenue could decline or grow slower than we expect as a result of a number of factors, such as lower demand or satisfaction with our solutions, the timeliness and success of new products or product enhancements, pricing of our solutions compared to our competitors, competitive conditions, customer spending levels, changes in the type and size of our customer base, the reliability and availability of our customer support, general economic and global market conditions, or other factors that are not known to us at this time.
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
The markets in which we compete are characterized by constant change, innovation, frequent new product and service introductions and evolving industry standards. We expect these markets to continue to rapidly evolve. Our historical success has been based on our ability to identify and anticipate customer needs and design products that provide our customers with the tools they need to grow their businesses. For example, we launched GoDaddy Airo® in 2023, and we have continued to enhance the AI-powered experience with new features, such as Airo Plus Site Optimizer and Airo Site Designer, among others. We also continue to expand our commerce offerings, for example, we recently launched GoDaddy Capital, a merchant cash advance program, and Same-Day Payouts, an option for customers to elect to receive their payouts on the same day as the payment is processed.
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
If our new products or product enhancements do not achieve adequate acceptance by our customers or do not result in increased sales or subsequent renewals, our competitive position will be impaired, our anticipated revenue growth may not be achieved and the negative impact on our operating results may be particularly acute because of the upfront technology and development, marketing and advertising and other expenses we may incur in connection with new products or enhancements.
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

Legal and regulatory frameworks related to the use of AI are rapidly evolving, as regulation of the use of AI continues to be considered and adopted by various U.S. and international governmental and regulatory entities. Several jurisdictions have also passed, or are considering, new laws, rules and regulations relating to the use of AI or its outputs. For example, in 2024, the E.U. adopted the E.U. AI Act and U.S. states, including Colorado and California, have adopted laws, rules and regulations directly relating to the use of AI or extending the application of existing laws, rules and regulations to AI systems and outputs. Any failure by us to comply with any AI-related laws, rules and regulations could result in fines and negative publicity, which could result in reputational harm and damage to our business. In addition, the future impact of these or other new laws, rules or regulations on us is uncertain. We may not be able to adequately anticipate or respond to new laws, rules and regulations, and we may need to expend additional resources to adjust our offerings in certain jurisdictions if applicable legal frameworks are inconsistent across jurisdictions. The costs of complying with such laws, rules or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.
In addition, many existing laws, rules and regulations apply to certain aspects of AI, such as automated decision making affecting fundamental data subject rights. Similarly, the intellectual property ownership and license rights, including as related to copyright, surrounding AI technologies has not been fully addressed by international and U.S. courts or the laws, rules or regulations of the U.S., including U.S. states, and foreign jurisdictions. Any content created by us using generative AI tools may not benefit from intellectual property protection which may affect our ability to commercialize such content. The use or adoption of AI technologies in our products and services may subject us to copyright infringement or other intellectual property claims. If we, or third-party developers whose AI we rely on, do not have sufficient rights to use the data or other material used or processed by such AI technology, we also may incur liability through the actual or alleged violation of applicable laws, rules and regulations, third-party intellectual property, privacy, or other rights or contractual obligations. We may not always be able to anticipate how to comply with these legal and regulatory frameworks and we may have to expend resources to adjust our tools, products or other offerings to meet standards set by such frameworks, which may vary by jurisdiction if AI-related legal and regulatory frameworks are not consistent across jurisdictions. Any inability to appropriately comply with the evolving AI regulatory landscape could result in legal liability, regulatory action or brand and reputational harm.
Our use of AI could also pose ethical concerns. If we enable or offer solutions that draw controversy or if these new offerings do not work as we describe them or lack appropriate human oversight and control, we may experience brand or reputational harm, competitive harm or legal liability. Further, generative AI may create content that appears correct but is factually inaccurate, incomplete, insufficient, biased or otherwise flawed or contains copyrighted or other protected material, which may not be easily detectable despite internal policies and diligence efforts we may have in place which are designed to mitigate such deficiencies. To the extent we or our customers rely on such results, we could incur operational inefficiencies, competitive harm, brand or reputational harm, or other adverse impacts on our business and results of operations. Additionally, if any of our employees, contractors, vendors or service providers use any third-party AI-powered software in connection with our business or the services they provide to us, it may lead to the inadvertent disclosure of our personal, sensitive, proprietary or confidential information into publicly available third-party training sets, which may impact our ability to realize the benefit of, or adequately maintain, protect and enforce our intellectual property or our personal, sensitive, proprietary or confidential information, harming our competitive position and business. The rapid evolution of the use of AI requires and will continue to require resources to develop, test and maintain our products and services to help ensure that AI is implemented appropriately in order to minimize unintended and harmful impacts.
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
Increased competition in our industry could result in lower sales, price reductions, reduced margins, loss of market share and increased marketing expenses. Further, conditions in our market could rapidly and significantly change as a result of technological advancements, partnering by our competitors, market consolidation, the invention of similar or superior products and technologies or solution enhancements, which compete with our products and technologies. Our ability to continue to compete will depend upon our ability to provide better solutions than our competitors at more competitive prices. For additional information regarding our competitors, see the section titled "Competition," contained in Part I, Item 1 of our 2024 Form 10-K.
Our pricing decisions may adversely affect our ability to attract and retain customers.
From time to time, we have changed our overall pricing model or the various price points of our solutions and we expect to do so in the future. However, no assurance can be given that any new pricing model or price points will be optimal and changes in our price points or pricing model could result in a loss of customers or bookings. In addition, our competitors have in the past implemented, and may in the future implement, various pricing and bundling strategies, including discounts and reductions in price, which may be similar to or more attractive than our own. Individuals as well as small and medium sized businesses have been and could be sensitive to price increases or swayed by different price points offered by competitors. If changes in our pricing model or price points are unsuccessful, or the strategies of our competitors are more successful than our own, we may be unable to attract new customers or retain our existing customers and we may be required to reduce prices or make other changes to our pricing model to remain competitive. Any of these developments could negatively impact our business, financial condition and results of operations.
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
Geopolitical changes, such as trade disruptions, including the imposition of tariffs by the U.S. on imports from certain countries and any resulting counter-tariffs, political unrest, warfare and military or armed conflict, and events in China, Ukraine/Russia and the Middle East and the resulting macro-economic impacts from such geopolitical changes, could impair our growth prospects and adversely affect our business, operating results and financial condition. Although we have not seen a material negative impact, these and other factors associated with our international business could impair our growth prospects and adversely affect our business, operating results and financial condition. In addition, following Russia’s invasion of Ukraine, the U.S., UK and E.U. governments, among others, developed coordinated financial and economic sanctions targeting Russia. As such, we opted to shut down our GoDaddy website in Russia and removed support for the Ruble. Our business has not been materially negatively impacted to date by the conflicts between Russia and Ukraine and in the Middle East. However, it is impossible to predict the extent to which our operations will be impacted or the ways in which geopolitical changes may impact our business in the long term.
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
We have incurred, and expect to continue to incur, expenses relating to our investments in our international business and operations, such as: (i) our offerings and marketing presence in India, Europe, Latin America, the Middle East, North Africa, and Asia; (ii) our marketing spend to attract new customers, such as WebPros and Independents in non-U.S. markets; and (iii) investments in software systems and additional data center resources to keep pace with the growth of our cloud infrastructure and cloud-based product offerings. We have made, and may make in the future, significant investments in product development, corporate infrastructure, technology and development, marketing and our GoDaddy Guides.
As we continue to grow, our management, administrative, operational and financial infrastructure may be strained. The scalability and flexibility of our infrastructure depends on the functionality and bandwidth of our data centers, peering sites and servers. The number of total customers over the years and the increase in the number of transactions we process have increased the amount of our stored customer data. Any loss of data or disruption in our ability to provide our product offerings due to disruptions in our infrastructure, services or third parties we rely on could result in harm to our brand or reputation. Moreover, as we continue to expand our solutions, work to grow our customer base and use our integrated platform for more complicated tasks, we will need to devote additional resources to improve our infrastructure and enhance its scalability and security. If we do not manage the growth of our business and operations effectively, the quality of our platform and efficiency of our operations could suffer, which could harm our operating and business results.
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
We believe a contributor to our success has been our company's culture, which we rely on to foster innovation, creativity, a customer-centric focus, passion, teamwork, collaboration and loyalty. We have invested substantial time and resources to build and maintain this culture. Any failure to preserve these aspects could negatively affect our ability to retain and recruit personnel and to ensure employees effectively focus on and pursue our company objectives. Our company's culture is central to our devoted GoDaddy Guides, who are a key component of the value we offer our customers. As we continue to evolve our business, expand our global footprint and product portfolio and rely more on remote, foreign and third-party workers, we may need to expend additional efforts and focus to maintain these important aspects of our culture, which could limit our ability to innovate and operate effectively. If we are not successful in these efforts, our growth and operations could be adversely affected.
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
We continually work to expand and enhance our website features, technology and network infrastructure and other technologies to accommodate current levels of and potential increases in (i) the volume of traffic on our godaddy.com and affiliated websites, (ii) the number of customer websites we host and (iii) our total customers. We may be unable to project accurately the rate or timing of these increases or to successfully allocate resources to address such increases, which could have a negative impact on customer experience and our financial results. In the future, we may be required to allocate additional resources, including spending substantial amounts to build, purchase or lease data centers and equipment and upgrade our technology and network infrastructure to handle increased customer traffic, as well as increased traffic to customer websites we host. We also expect to increasingly rely on third-party cloud computing and hosting providers, such as AWS, as we transition to the public cloud. We cannot predict whether we will be able to continue to add network capacity from third-party suppliers as we require it. In addition, our network or our suppliers' networks might be unable to achieve or maintain data transmission capacity high enough to process orders or download data effectively or in a timely manner. Our failure, or our suppliers' failure, to achieve or maintain high data transmission capacity could significantly reduce consumer demand for our products. The property and business interruption insurance coverage we carry may be subject to fact-dependent and incident-specific exclusions or may not be adequate to compensate us fully for losses that may occur.

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
We rely on data centers and third-party service providers, including providers of cloud computing services, to deliver our solutions and perform certain technology, processing, servicing and support functions on our behalf. We own one data center in Arizona and lease our remaining data center capacity from wholesale providers. The reliable performance of our products and services depends on the continuing operation and availability of our information technology systems, including our data centers, and those of our external service providers, including third-party “cloud” computing services. The reliable delivery and stability of our products and services could be adversely impacted by security incidents, outages, disruptions, failures, natural disasters, terrorist attacks, human error, or degradations of our network and related infrastructure, including in the online platforms or services of key business partners that offer, support or host our products and services, or by other events outside or within our control, such as the migration of data among data centers and to third-party hosted environments, the performance of upgrades and maintenance on our systems, and effectively scaling our technological infrastructure, which we have undertaken in the past.
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
We substantially rely upon AWS services to operate our integrated platform, and any disruption of or interference with our use of AWS would adversely affect our business, results of operations and financial condition.
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
We have purchased cybersecurity insurance to cover the costs and potential liability arising from cybersecurity incidents. Our coverage, however, includes significant deductibles. We cannot ensure that our existing cybersecurity insurance coverage will be sufficient to cover the successful assertion of one or more large claims against us, continue to be available on acceptable terms, or at all, or that the insurer will not deny coverage as to any future claim. Thus, we cannot guarantee that our insurance will provide coverage for a specific cybersecurity incident or will be sufficient to cover all the potential costs and liabilities of any specific cybersecurity incident.
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
We rely on relationships with various partners, some of whom create integrations with our products, such as Microsoft Corporation to offer Microsoft 365 email and related productivity tools, and others that create integrations with third-party applications and platforms used by our customers, such as the email encryption service provided by ProofPoint, Inc., email backup and migration services provided by SkyKick and email archiving services provided by Barracuda. We also work to make certain of our products interoperable with services such as Yelp, Google, Amazon, WhatsApp and Instagram and, we provide payment options for customers' websites through providers such as PayPal, Stripe, Block and Mercado Libre.
We have invested and will continue to invest in partner programs to provide new product offerings and help us retain and attract customers. However, our relationships with our partners may not be as successful in retaining or generating new customers as we anticipate, which could adversely affect our ability to increase our total customers. Further, these integrated products could require substantial investment while providing no assurance of return or incremental revenue. If our partners fail to create such integrations, or if they change the features of their applications or alter the terms governing use of their applications in an adverse manner, demand for our products could decrease, which would harm our business and operating results. In addition, if our relationships with our partners deteriorate or we are unable to maintain our contractual relationships with our existing partners or establish new contractual relationships with potential partners, we may not be able to offer the products and related functionality our customers expect, we may experience delays and increased costs in providing for our customers or attracting new customers, and we may lose existing customers. Any ineffectiveness of our partner programs could materially adversely affect our business and results of operations and may cause reputational harm. In addition, our partners may increase the fees they charge us or offer their services on terms that are less than favorable to us, including in connection with renewal negotiations. Such increased costs or less than favorable terms could result in increased costs to customers and potential loss of customers, which could have an adverse impact on our results of operations.

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
Our future performance and success also depends, in part, on our ability to continue to hire, retain, manage and motivate highly skilled personnel around the globe. The loss of any of our key personnel, the inability to attract or retain qualified personnel or delays in hiring required personnel, including as a result of changes or evolution in any laws, rules or regulations, may seriously harm our business, financial condition and operating results. We may need to invest significant amounts of cash and equity to retain our employees or attract new employees, and we may never realize returns on these investments. Historically, equity awards have been a key component of our employee compensation program, and as a result, any decline in the price of our Class A common stock (directly or relative to the stock price of other companies with which we compete for talent) may adversely impact our ability to retain employees or to attract new employees.
We have in the past and may in the future expand our solutions through acquisitions. If we expand in this way, we may need to increase our hiring or may become dependent on the key personnel who join us through such acquisitions. If we are unable to successfully integrate and retain such personnel, our financial condition and operating results may be adversely affected.
Competition for highly skilled personnel, particularly employees with technical and engineering skills, is frequently intense, principally in U.S. tech hubs such as the San Francisco Bay Area, Seattle and Austin. We are limited in our ability to recruit global talent by U.S. immigration laws, including those related to H-1B visas. The demand for H-1B visas to fill highly-skilled IT and computer science jobs is greater than the number of H-1B visas available each year. In addition, immigration laws may be modified to further limit the availability of H-1B visas. If a new or revised, more restrictive, visa program is implemented, it may impact our ability to recruit, hire and retain qualified skilled personnel, which could adversely impact our business, operating results and financial condition.
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
•our ability to continue to increase sales to new and existing customers;
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
•our ability to expand internationally;
•changes in interest rates or foreign currency exchange rates;
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
•timing of expenses;
•macroeconomic conditions and the related impact on the worldwide economy, including the effects of inflation, deflation or a recession, tariffs and trade policy changes, geopolitical conflict or other adverse economic conditions;
•threatened or actual litigation; and
•loss of key employees.

Any of the factors above, or the cumulative effect of multiple factors, may result in significant fluctuations in our quarterly or annual operating results, including fluctuations in our key financial and operating metrics, our ability to forecast those results and our ability to achieve those forecasts. This variability and unpredictability could result in our failing to meet our revenue, bookings or operating results expectations or those of securities analysts or investors for any period. In addition, a portion of our operating expenses are fixed in nature and based on forecasted revenue and bookings trends. Accordingly, in the event of revenue or bookings shortfalls, we may generally be unable to mitigate with commensurate reductions in operating expenses in the short term, which could adversely impact our operating results.
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

We are subject to income taxes in the U.S. and various foreign jurisdictions, and our domestic and international tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Significant judgment is required in determining our global provision for income taxes, DTAs or deferred tax liabilities (DTLs) and in evaluating our tax positions worldwide. While we believe our tax positions are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible these positions may be contested or overturned by jurisdictional tax authorities, which may have a significant impact on our global provision for income taxes. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of existing laws are issued or applied. Numerous countries have agreed to a statement in support of the Organization for Economic Co-operation and Development (OECD) model rules that propose a global minimum tax rate of 15% for companies with revenue above €750 million, calculated on a country-by-country basis, and E.U. member states have agreed to implement the global minimum tax. Certain countries have enacted or are expected to enact legislation to be effective in 2024, with widespread implementation of a global minimum tax expected by 2025. We are unable to predict when and how such rules will be enacted into law in these countries; however, it is possible that the implementation of relevant legislation could have a material effect on our liability for taxes. We will continue to monitor pending legislation and implementation by individual countries and evaluate the potential impact on our business in future periods.
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
We have incurred indebtedness, including our Credit Facility and Senior Notes, and may incur additional indebtedness in the future. Our level of indebtedness now and in the future could have a material adverse effect on our business and financial condition, including:
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
ICANN has periodically authorized the introduction of new TLDs and made domain names related to them available for registration. In 2012, ICANN significantly expanded the number of gTLDs through the first application round of the Expansion Program. This resulted in the delegation of new gTLDs in 2014. ICANN has introduced a new gTLD program, Next Round, which is expected to open in the second quarter of 2026 upon completion of the policy implementation work.
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
Each registry typically imposes a fee in association with the registration of a domain name. For example, VeriSign, the registry for .com and .net, has a current annual list price of $10.26 for each .com registration, and ICANN currently annually charges $0.18 for most domain names registered in the gTLDs within its purview. Effective July 1, 2025, ICANN's annual fee will increase to $0.20. In addition, VeriSign, which operates the .com and .net gTLDs under registry agreements with ICANN and, with respect to the .com gTLD, a Cooperative Agreement with the U.S. Department of Commerce, has previously been given the right to annually increase prices, subject to certain limitations, and has done so in recent years, including to the current list price of $10.26. If fees continue to increase, costs to our customers could become higher, which could have an adverse impact on our results of operations. We have no control over ICANN, VeriSign or other domain name registries and cannot predict their future fee structures.
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
We are subject to a variety of U.S. and international privacy and data protection laws, rules, regulations, and orders (such as the EU General Data Protection Regulation and California Consumer Privacy Act) that provide our customers and other individuals with certain rights relating to the processing of their personal data. In addition, a growing and evolving body of U.S. and international laws affect how we may process personal data for various purposes, including online advertising and targeted marketing. These evolving laws may increase our costs and limit our ability to use personal data for new products, including but not limited to products that rely on AI-related technologies.
We have entered into an agreement to settle FTC charges relating to certain of our security practices, advertising, and other related matters. The settlement agreement and related order are awaiting final FTC approval. If the proposed order is finalized, we will be required to comply with its terms for a period of at least 20 years, which include specific requirements relating to security of our hosting services among other things. If we fail to comply with the final order’s terms, we could be subject to FTC investigation, litigation, or reputational harm. We have invested and continue investments to help ensure security of our systems and have undertaken to begin implementing the proposed requirements contained in the proposed order. See Note 12 to our financial statements.
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
As of March 31, 2025, we had 372 issued patents in the U.S. and other countries covering various aspects of our product offerings. Additionally, as of March 31, 2025, we had 11 pending U.S. and international patent applications and intend to file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations or in certain jurisdictions, and may choose to abandon patents that are no longer of strategic value to us, in each case even if those innovations have financial value to us. In addition, under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative processes or litigation. In addition, issuance of a patent does not assure that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.
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

As of March 31, 2025 we had 582 registered and 50 pending trademarks in jurisdictions including the U.S., E.U., UK, China and Germany; we have also filed a trademark application for Airo. We have also registered, or applied to register, the trademarks associated with several of our leading brands in the U.S. and in certain other countries, including for our logo launched in January 2020, the "Go." Competitors and others may have adopted, and in the future may adopt, tag lines or service or product names similar to ours, which could impede our ability to build our brands' identities and possibly lead to confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered and common law trademarks or trademarks incorporating variations of the terms or designs of one or more of our trademarks and opposition filings made when we apply to register our trademarks.
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
In the past, our board of directors has approved the repurchase of shares of our Class A common stock. In August 2023, our board of directors approved the repurchase of up to an additional $1,000.0 million of our Class A common stock. Such approval was in addition to the amount remaining available for repurchases under prior approvals of our board of directors, such that our total approved authority under the program is $4,000.0 million of shares of our Class A common stock through 2025. Under this or any other future share repurchase programs, we may make share repurchases through a variety of methods, including open market share purchases, accelerated share repurchase programs, block transactions or privately negotiated transactions, in accordance with applicable federal securities laws. During the three months ended March 31, 2025, we entered into two accelerated share repurchase agreements (ASRs) to repurchase shares of our Class A common stock, pursuant to which, we made upfront payments totaling $767.4 million. The ASRs were completed in the second quarter of 2025 as further discussed in Note 4 to our financial statements. Future share repurchase programs may have no time limit, may not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
General macro-economic conditions, including, among others, higher interest rates, changes in foreign exchange rates, inflation, a recession or an economic slowdown in the U.S. and/or internationally, trade disruptions, reduced consumer confidence and spending, economic and trade sanctions, and tariffs could adversely affect our operations as well as demand for our solutions. For example, U.S. and global markets and macro-economic conditions have experienced volatility and disruption as a result of interest rate and inflation increases, the imposition of tariffs by the U.S. on imports from certain countries and any resulting counter-tariffs and continued geopolitical tensions, including due to the conflicts between Russia and Ukraine and in the Middle

East. Although our business has not yet been materially negatively impacted by such conditions, we cannot be certain that neither we nor our customers will be materially impacted by such continued pressures. To the extent conditions in the domestic and global economy change, our business could be harmed as current and potential customers may reduce or postpone spending or choose not to purchase or renew subscriptions to our products, or may choose not to use certain of our other services, which they may consider discretionary. If our customers face decreased consumer demand, increased regulatory burdens or more limited access to international markets, we may face a decline in the demand for our products and services, and our operating results could be adversely impacted.
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
Our business is subject to evolving regulations and scrutiny from investors, regulators and other stakeholders relating to environmental, social and governance issues, which could result in additional costs for us and may adversely impact our reputation.
We are subject to evolving regulations and scrutiny from investors, regulators, customers, employees and other stakeholders, both U.S.- and international-based, regarding environmental, social and governance (ESG) matters. If we fail, or are perceived to fail, to make progress or achievements, or to maintain ESG practices that meet evolving laws, regulations, executive orders and stakeholder expectations, or if we revise any of our ESG commitments, initiatives or goals, our reputation and our ability to attract and retain employees could be harmed, we may receive negative media attention and we may be negatively perceived by our investors or our customers. In addition, we could also be questioned, criticized or face claims regarding our ESG commitments, initiatives and goals, including with respect to the accuracy, adequacy, appropriateness or completeness of our disclosures and our reputation could be negatively impacted. We continue to monitor the development of ESG laws, regulations, executive orders and other evolving disclosure requirements in the U.S. and globally.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Information regarding share repurchases is also provided in Note 4 to our financial statements included in Part 1, Item 1 of this Quarterly Report and is incorporated herein by reference. No shares were repurchased during the three months ended March 31, 2025.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
On March 10, 2025, Aman Bhutani, Chief Executive Officer, adopted a 10b5-1 trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 10b5-1 trading plan provides for the sale of an aggregate of 72,000 shares of the company's Class A common stock between July 2, 2025 and July 31, 2026.
On March 10, 2025, Jared Sine, Chief Strategy and Legal Officer, adopted a 10b5-1 trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 10b5-1 trading plan provides for the sale of an aggregate of 11,450 shares of the company's Class A common stock between June 9, 2025 and June 30, 2026.

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

GODADDY INC.

Date:	May 1, 2025	/s/ Mark McCaffrey
Mark McCaffrey
Chief Financial Officer