Form 10-Q
period 2025-06-30
GoDaddy Inc.
filed 2025-08-08
CIK 1609711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                         ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒
As of August 1, 2025, there were 138,449,017 shares outstanding of GoDaddy Inc.'s Class A common stock, $0.001 par value per share.

GoDaddy Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2025

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this Quarterly Report), including the sections titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors," contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, involving substantial risks and uncertainties. The words "believe," "may," "will," "potentially," "plan," "could," "should," "predict," "ongoing," "estimate," "continue," "anticipate," "intend," "project," "expect," "seek," or the negative of these words, or terms or similar expressions conveying uncertainty of future events or outcomes, or that concern our expectations, strategy, plans or intentions, are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, anticipated, or expected. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements discussed under the heading "Risk Factors" in Part II, Item 1A, and in our publicly available filings and press releases. These statements include, among other things, those regarding:
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
We operate in very competitive and rapidly-changing environments, and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report may not occur, and actual results could differ materially and adversely from those implied in our forward-looking statements.
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
iii

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
GoDaddy Inc.
Consolidated Balance Sheets
(In millions, except shares in thousands and per share amounts)

	June 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,086.7	$1,089.0
Accounts and other receivables	113.8	91.1
Registry deposits	44.5	34.5
Prepaid domain name registry fees	522.0	492.0
Prepaid expenses and other current assets	156.4	245.2
Total current assets	1,923.4	1,951.8
Property and equipment, net	148.5	156.4
Operating lease assets	48.6	49.4
Prepaid domain name registry fees, net of current portion	239.8	224.8
Goodwill	3,644.0	3,518.9
Intangible assets, net	1,022.2	1,055.8
Deferred tax assets	1,155.3	1,181.5
Other assets	92.1	96.8
Total assets	$8,273.9	$8,235.4
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$82.7	$81.6
Accrued expenses and other current liabilities	519.3	378.6
Deferred revenue	2,399.7	2,222.3
Long-term debt, current portion	15.7	15.9
Total current liabilities	3,017.4	2,698.4
Deferred revenue, net of current portion	937.8	883.2
Long-term debt, net of current portion	3,772.4	3,779.1
Operating lease liabilities, net of current portion	69.5	76.7
Other long-term liabilities	57.8	85.7
Deferred tax liabilities	14.6	20.2
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value - 50,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value - 1,000,000 shares authorized; 138,863 and 141,208 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	0.1	0.1
Additional paid-in capital	2,799.8	2,611.8
Accumulated deficit	(2,431.2)	(2,052.3)
Accumulated other comprehensive income	35.7	132.5
Total stockholders' equity	404.4	692.1
Total liabilities and stockholders' equity	$8,273.9	$8,235.4
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Operations (unaudited)
(In millions, except shares in thousands and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Applications and commerce	$463.9	$405.6	$910.3	$788.7
Core platform	753.7	718.9	1,501.6	1,444.3
Total revenue	1,217.6	1,124.5	2,411.9	2,233.0
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	442.3	408.3	882.8	822.8
Technology and development	214.3	205.9	419.6	408.8
Marketing and advertising	93.4	93.2	193.5	180.7
Customer care	73.5	73.3	144.6	149.7
General and administrative	96.9	95.6	194.0	187.3
Restructuring and other	0.3	6.9	2.4	29.3
Depreciation and amortization	30.6	33.1	61.4	70.3
Total costs and operating expenses	951.3	916.3	1,898.3	1,848.9
Operating income	266.3	208.2	513.6	384.1
Interest expense	(38.3)	(39.5)	(75.5)	(80.8)
Loss on debt extinguishment	—	(2.1)	—	(3.1)
Other income (expense), net	11.1	8.3	21.0	17.9
Income before income taxes	239.1	174.9	459.1	318.1
Benefit (provision) for income taxes	(39.2)	(28.6)	(39.7)	229.7
Net income	$199.9	$146.3	$419.4	$547.8
Net income per share of Class A common stock:
Basic	$1.44	$1.04	$2.99	$3.86
Diluted	$1.41	$1.01	$2.92	$3.77
Weighted-average shares of Class A common stock outstanding:
Basic	138,734	141,269	140,200	141,899
Diluted	141,408	144,644	143,387	145,321
___________________________
(1) Costs and operating expenses include equity-based compensation expense as follows:
Cost of revenue	$0.3	$0.3	$0.6	$0.3
Technology and development	43.3	39.3	84.5	76.8
Marketing and advertising	8.5	7.9	16.7	15.2
Customer care	5.7	5.7	10.8	11.5
General and administrative	23.2	23.0	48.8	43.4
Restructuring and other	—	—	—	0.8
Total equity-based compensation expense	$81.0	$76.2	$161.4	$148.0
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$199.9	$146.3	$419.4	$547.8
Foreign exchange forward contracts gain (loss), net(1)	(41.1)	1.2	(56.1)	10.5
Unrealized swap gain (loss), net(1)	0.5	(6.7)	(9.6)	3.8
Change in foreign currency translation adjustment	(26.3)	6.3	(31.1)	10.1
Comprehensive income	$133.0	$147.1	$322.6	$572.2
___________________________
(1) Amounts are net of the tax effects reflected below:
Foreign exchange forward contracts gain (loss), net	$(12.4)	$—	$(16.9)	$—
Unrealized swap gain (loss), net	$(18.8)	$1.2	$(29.1)	$9.7
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Stockholders' Equity (Deficit) (unaudited)
(In millions, except shares in thousands)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 31, 2024	141,208	$0.1	$2,611.8	$(2,052.3)	$132.5	$692.1
Net income	—	—	—	219.5	—	219.5
Equity-based compensation, including amounts capitalized	—	—	80.9	—	—	80.9
Stock option exercises	81	—	2.5	—	—	2.5
Repurchases of Class A common stock(1)	—	—	—	(765.1)	—	(765.1)
Impact of derivatives, net	—	—	—	—	(25.1)	(25.1)
Change in foreign currency translation adjustment	—	—	—	—	(4.8)	(4.8)
Vesting of restricted stock units and other	1,142	—	(0.2)	(0.1)	—	(0.3)
Balance at March 31, 2025	142,431	0.1	2,695.0	(2,598.0)	102.6	199.7
Net income	—	—	—	199.9	—	199.9
Equity-based compensation, including amounts capitalized	—	—	81.6	—	—	81.6
Stock option exercises	79	—	3.9	—	—	3.9
Repurchases of Class A common stock(1)	(4,510)	—	—	(33.2)	—	(33.2)
Issuance of Class A common stock under the 2024 Employee Stock Purchase Plan	124	—	19.2	—	—	19.2
Impact of derivatives, net	—	—	—	—	(40.6)	(40.6)
Change in foreign currency translation adjustment	—	—	—	—	(26.3)	(26.3)
Vesting of restricted stock units and other	739	—	0.1	0.1	—	0.2
Balance at June 30, 2025	138,863	$0.1	$2,799.8	$(2,431.2)	$35.7	$404.4
_________________________________
(1)Includes a 1% excise tax on shares repurchased, net of the fair market value of new share issuances of $(2.3) million and $6.3 million for the three months ended March 31, 2025 and June 30, 2025, respectively.

GoDaddy Inc.
Consolidated Statements of Stockholders' Equity (Deficit) (unaudited) (continued)
(In millions, except shares in thousands)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2023	142,051	$0.1	$2,271.6	$(2,320.7)	$111.2	$62.2
Net income	—	—	—	401.5	—	401.5
Equity-based compensation, including amounts capitalized	—	—	72.3	—	—	72.3
Stock option exercises	80	—	2.1	—	—	2.1
Repurchases of Class A common stock(1)	(1,245)	—	—	(147.1)	—	(147.1)
Impact of derivatives, net	—	—	—	—	19.8	19.8
Change in foreign currency translation adjustment	—	—	—	—	3.8	3.8
Vesting of restricted stock units and other	1,543	—	(0.1)	0.1	0.2	0.2
Balance at March 31, 2024	142,429	0.1	2,345.9	(2,066.2)	135.0	414.8
Net income	—	—	—	146.3	—	146.3
Equity-based compensation, including amounts capitalized	—	—	76.8	—	—	76.8
Stock option exercises	46	—	1.8	—	—	1.8
Repurchases of Class A common stock(1) (2)	(2,058)	—	—	(502.8)	—	(502.8)
Issuance of Class A common stock under the 2015 Employee Stock Purchase Plan	249	—	19.5	—	—	19.5
Impact of derivatives, net	—	—	—	—	(5.5)	(5.5)
Change in foreign currency translation adjustment	—	—	—	—	6.3	6.3
Vesting of restricted stock units and other	789	—	(0.1)	(0.1)	—	(0.2)
Balance at June 30, 2024	141,455	$0.1	$2,443.9	$(2,422.8)	$135.8	$157.0
_________________________________
(1)Includes a 1% excise tax on shares repurchased, net of the fair market value of new share issuances, of $(0.5) million and $1.3 million for the three months ended March 31, 2024 and June 30, 2024, respectively.
(2)Includes $245.0 million of upfront payments to repurchase shares of our Class A common stock in conjunction with ASRs. No shares were initially received with these ASRs.
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net income	$419.4	$547.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61.4	70.3
Equity-based compensation expense	161.4	148.0
(Gain) loss on derivative instruments	44.8	(13.8)
Deferred taxes	18.7	(225.1)
Other	19.9	22.8
Changes in operating assets and liabilities:
Prepaid domain name registry fees	(43.1)	(32.7)
Accounts payable	(0.4)	(52.4)
Accrued expenses and other current liabilities	(34.7)	(39.3)
Deferred revenue	223.8	225.3
Other operating assets and liabilities	(86.6)	(58.9)
Net cash provided by operating activities	784.6	592.0
Investing activities
Maturities of short-term investments	—	40.0
Purchases of property and equipment	(7.7)	(7.2)
Other investing activities	(2.3)	8.1
Net cash provided by (used in) investing activities	(10.0)	40.9
Financing activities
Proceeds received from:
Issuance of term loans	—	2,752.3
Stock option exercises	6.4	3.9
Issuance of Class A common stock under Employee Stock Purchase Plans (ESPPs)(1)	19.2	19.5
Payments made for:
Repurchases of Class A common stock	(792.5)	(649.2)
Repayment of long-term debt	(12.3)	(2,762.3)
Other financing activities	(2.5)	(10.4)
Net cash used in financing activities	(781.7)	(646.2)
Effect of exchange rate changes on cash and cash equivalents	4.8	(0.6)
Net increase (decrease) in cash and cash equivalents	(2.3)	(13.9)
Cash and cash equivalents, beginning of period	1,089.0	458.8
Cash and cash equivalents, end of period	$1,086.7	$444.9

Cash paid during the period for:
Interest on long-term debt, including impact of interest rate swaps	$69.0	$76.5
Income taxes, net of refunds received	$19.9	$14.1
Amounts included in the measurement of operating lease liabilities	$18.1	$20.5
Supplemental disclosure of non-cash transactions
Operating lease assets obtained in exchange for operating lease liabilities	$1.7	$11.4
_____________________________
(1)Employee Stock Purchase Plans include shares repurchased under the 2015 Employee Stock Purchase Plan for the six months ended 2024 and shares repurchased under the 2024 Employee Stock Purchase Plan for the six months ended 2025.
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except shares in thousands and per share amounts)
1.    Organization and Background
Organization
GoDaddy was incorporated as a Delaware corporation on May 28, 2014. GoDaddy helps millions of entrepreneurs globally start, grow, and scale their businesses. People come to GoDaddy to name their idea, build a website and logo, sell their products and services and accept payments. GoDaddy Airo®, the company's AI-powered experience, makes growing a small business faster and easier by helping them to get their idea online in minutes, drive traffic and boost sales. GoDaddy's expert guides are available 24/7 to provide assistance.
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
2.    Summary of Significant Accounting Policies
Property and Equipment
Property and equipment, net by geography was as follows:

	June 30, 2025	December 31, 2024
U.S.	$127.2	$133.1
All other international	21.3	23.3
	$148.5	$156.4
No single international country represented more than 10% of property and equipment, net in any period presented.
Equity Investments
We hold investments in privately held equity securities, which are recorded in other assets, with a carrying value of $55.3 million and $53.1 million as of June 30, 2025 and December 31, 2024, respectively.
Revenue Recognition
Disaggregated Revenue
Revenue by major product type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
A&C	$463.9	$405.6	$910.3	$788.7
Core: domains	566.2	529.2	1,128.1	1,061.2
Core: other	187.5	189.7	373.5	383.1
	$1,217.6	$1,124.5	$2,411.9	$2,233.0
No single customer represented over 10% of our total revenue for any period presented.
Revenue by geography is based on the customer's billing address and was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
U.S.	$821.7	$767.4	$1,627.2	$1,523.0
International	395.9	357.1	784.7	710.0
	$1,217.6	$1,124.5	$2,411.9	$2,233.0
No international country represented more than 10% of total revenue in any period presented.

See Note 7 for information regarding our deferred revenue.
Assets Recognized from Contract Costs
Costs to fulfill our customer contracts primarily relate to fees paid to various registries at the inception of a domain registration or renewal. We capitalize and recognize these prepaid domain name registry fees as cost of revenue consistent with the pattern of transfer of the product to which the asset relates. Such expense was $208.2 million and $195.8 million for the three months ended June 30, 2025 and 2024, respectively, and was $410.0 million and $389.6 million for the six months ended June 30, 2025 and 2024, respectively.
We have no other material capitalized contract costs.

Restructuring and Other
Restructuring and other primarily represents: (i) charges related to restructuring activities undertaken to reduce future operating expenses and improve cash flows through reductions in force during the six months ended June 30, 2025 and June 30, 2024, and (ii) charges incurred related to the abandonment of certain operating lease assets during the six months ended June 30, 2024. See Note 13 for further discussion.
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
The following tables set forth our material assets and liabilities measured and recorded at fair value on a recurring basis:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Notice deposits	$225.0	$—	$—	$225.0
Time deposits	145.0	—	—	145.0
Commercial paper	—	134.0	—	134.0
Derivative assets	—	68.2	—	68.2
Total assets	$370.0	$202.2	$—	$572.2
Liabilities:
Derivative liabilities	$—	$164.3	$—	$164.3

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Time deposits	$144.9	$—	$—	$144.9
Notice deposits	140.0	—	—	140.0
Commercial paper	—	134.5	—	134.5
Derivative assets	—	172.7	—	172.7
Total assets	$284.9	$307.2	$—	$592.1
We have no other material assets or liabilities measured at fair value on a recurring basis.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (FASB) issued guidance to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this guidance require additional disclosures about income taxes, primarily focused on the disclosure of income taxes paid and the rate reconciliation table. The new guidance will be effective for the 2025 fiscal year. We are currently evaluating the impact of this standard on our disclosures within our consolidated financial statements.

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
3.    Goodwill and Intangible Assets
The following table summarizes changes in our goodwill balance by segment:

	A&C	Core	Total
Balance at December 31, 2024	$1,493.1	$2,025.8	$3,518.9
Impact of foreign currency translation	52.5	72.6	125.1
Balance at June 30, 2025	$1,545.6	$2,098.4	$3,644.0

Intangible assets, net are summarized as follows:

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	219.0	n/a	219.0
Contractual-based assets	292.7	n/a	292.7
Finite-lived intangible assets:
Customer-related	434.4	$(399.6)	34.8
Developed technology	241.7	(232.2)	9.5
Trade names and other	101.1	(79.9)	21.2
	$1,733.9	$(711.7)	$1,022.2

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	220.5	n/a	220.5
Contractual-based assets	292.7	n/a	292.7
Finite-lived intangible assets:
Customer-related	394.2	$(340.8)	53.4
Developed technology	235.1	(215.9)	19.2
Trade names and other	93.2	(68.2)	25.0
	$1,680.7	$(624.9)	$1,055.8
Amortization expense was $19.2 million for the three months ended June 30, 2025 and 2024, and was $38.1 million and $39.7 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the weighted-average remaining amortization period was 17 months for total amortizable intangible assets, 11 months for customer-related, 8 months for developed technology and 31 months for trade names and other.
Based on the balance of finite-lived intangible assets as of June 30, 2025, expected future amortization expense is as follows:

Year Ending December 31:
2025 (remainder of)	$34.0
2026	24.0
2027	4.4
2028	1.9
2029	1.2
$65.5
4.    Stockholders' Equity
Share Repurchases
Our board of directors (board) previously authorized the repurchase of up to $4,000 million of our Class A common stock. During the three months ended March 31, 2025, we made upfront payments totaling $767.4 million, which was equivalent to the amount remaining under this board authorization, to enter into two accelerated share repurchase agreements (ASRs) to repurchase shares of our Class A common stock. The ASRs were forward contracts indexed to our Class A common stock and met all of the applicable criteria for equity classification; therefore, the ASRs were not accounted for as derivative instruments. During April 2025, the ASRs were settled in full with the delivery of approximately 4.4 million shares of Class A common stock at a weighted average price of $176.02 per share. The total number of shares delivered under each ASR, and therefore the average purchase price paid per share, was determined based on the volume weighted-average price of our stock during the applicable purchase period less an agreed upon discount and subject to a cap. The shares received were retired at the time of delivery.
Upon completion of the prior repurchase authorization, as described above, in April 2025, our board approved the repurchase of up to an additional $3,000 million of our Class A common stock through the end of 2027. Shares may be repurchased in open market purchases, block transactions and privately negotiated transactions, in accordance with applicable federal securities laws. This authorization does not obligate us to make any repurchases and may be modified, suspended or terminated by us at any time without prior notice. During the six months ended June 30, 2025, we repurchased a total of approximately 0.2 million shares of our Class A common stock, which were retired upon repurchase, for an aggregate purchase price of $27.0 million. As of June 30, 2025, we had $2,973.0 million remaining available for repurchases under the current board authorization.

5.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2025	December 31, 2024
Derivative assets	$68.2	$172.7
Prepaid software and maintenance expenses	51.8	33.2
Usage-based prepaid expenses(1)	11.5	20.2
Other	24.9	19.1
	$156.4	$245.2
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
The following table summarizes stock option activity:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Exercise Price ($)
Outstanding at December 31, 2024	645	54.28
Exercised	(160)	40.10
Outstanding and vested at June 30, 2025	485	58.96
The following table summarizes stock award activity:

Number of Shares of Class A Common Stock (#)
Outstanding at December 31, 2024	4,955
Granted: RSUs	1,336
Granted: TSR-based PSUs	150
TSR-based PSU achievement above target	210
Vested	(1,881)
Forfeited	(241)
Outstanding at June 30, 2025(1)	4,529
_________________________________
(1)The balance of outstanding awards consisted of the following:

	Number of Shares of Class A Common Stock (#)	Weighted-Average Grant-Date Fair Value Per Share ($)
RSUs	3,967	124.77
TSR-based PSUs	562	168.96
Outstanding at June 30, 2025	4,529

As of June 30, 2025, total unrecognized compensation expense related to non-vested equity grants was $458.9 million with an expected remaining weighted-average recognition period of 1.8 years.
7.    Deferred Revenue
Deferred revenue consisted of the following:

	June 30, 2025	December 31, 2024
Current:
A&C	$877.0	$783.2
Core	1,522.7	1,439.1
	$2,399.7	$2,222.3
Noncurrent:
A&C	$217.0	$197.0
Core	720.8	686.2
	$937.8	$883.2
The increase in deferred revenue is primarily driven by payments received in advance of satisfying our performance obligations, offset by $673.5 million and $1,543.8 million of revenue recognized during the three and six months ended June 30, 2025 that was included in the deferred revenue balance as of December 31, 2024. Deferred revenue as of June 30, 2025 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are expected to be satisfied, as follows:

	Remainder of 2025	2026	2027	2028	2029	Thereafter	Total

A&C	$618.4	$349.5	$95.2	$21.2	$6.0	$3.7	$1,094.0
Core	1,006.1	767.7	242.1	97.8	53.4	76.4	2,243.5
	$1,624.5	$1,117.2	$337.3	$119.0	$59.4	$80.1	$3,337.5
8.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2025	December 31, 2024
Derivative liabilities	$164.3	$—
Accrued payroll and employee benefits	97.7	146.0
Tax-related accruals	75.0	66.9
Accrued hosting and software licenses	33.6	17.8
Accrued legal and professional	27.5	35.3
Current portion of operating lease liabilities	24.1	23.0
Other	97.1	89.6
	$519.3	$378.6

9.    Long-Term Debt
Long-term debt consisted of the following:

	Maturity Date	June 30, 2025	December 31, 2024
2029 Term Loans (effective interest rate of 6.7% at June 30, 2025 and 7.6% at December 31, 2024)	November 10, 2029	$1,451.5	$1,458.9
2031 Term Loans (effective interest rate of 6.3% at June 30, 2025 and 7.2% at December 31, 2024)	May 31, 2031	990.0	995.0
2027 Senior Notes (effective interest rate of 5.5% at June 30, 2025 and 5.4% at December 31, 2024)	December 1, 2027	600.0	600.0
2029 Senior Notes (effective interest rate of 3.7% at June 30, 2025 and 3.6% at December 31, 2024)	March 1, 2029	800.0	800.0
Revolver	November 10, 2027	—	—
Total		3,841.5	3,853.9
Less: unamortized original issue discount and debt issuance costs(1)		(53.4)	(58.9)
Less: current portion of long-term debt		(15.7)	(15.9)
		$3,772.4	$3,779.1
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
As of June 30, 2025, we had $994.7 million available for borrowing under the Revolver as $5.3 million has been used to secure the issuance of standby letters of credit.
Senior Notes
As described in our 2024 Form 10-K, we have completed two offerings of senior notes (the Senior Notes), the 2027 Senior Notes due in 2027 and the 2029 Senior Notes due in 2029.
Fair Value
The estimated fair values of our long-term debt instruments are based on observable market prices for these instruments, which are traded in less active markets and therefore classified as Level 2 fair value measurements, and were as follows as of June 30, 2025:

2029 Term Loans	$1,454.2
2031 Term Loans	$991.9
2027 Senior Notes	$599.9
2029 Senior Notes	$756.6

Future Debt Maturities
Aggregate principal payments, exclusive of any unamortized original issue discount and debt issuance costs, due on long-term debt as of June 30, 2025 were as follows:

Year Ending December 31:
2025 (remainder of)	$12.3
2026	24.6
2027	624.6
2028	24.6
2029	2,210.3
Thereafter	945.1
$3,841.5
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
The following table summarizes our outstanding derivative instruments on a gross basis, all of which are considered Level 2 financial instruments:

	Notional Amount		Fair Value of Derivative Assets(2)		Fair Value of Derivative Liabilities(2)
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Cash flow hedges:
Foreign exchange forward contracts	$966.9	$946.3	$—	$33.2	$39.0	$—
Cross-currency swaps(1)	589.3	520.4	—	12.5	54.9	—
Interest rate swaps	1,928.6	1,939.0	68.2	111.0	—	—
Net investment hedges:
Cross-currency swaps(1)	755.4	667.0	—	16.0	70.4	—
Total hedges	$4,240.2	$4,072.7	$68.2	$172.7	$164.3	$—
_________________________________
(1)The notional values of the cross-currency swap have been translated from Euros to U.S. dollars at the foreign currency rates in effect of approximately 1.18 and 1.04 as of June 30, 2025 and December 31, 2024, respectively.
(2)In our balance sheets, all derivative assets are recorded within prepaid expenses and other current assets and all derivative liabilities are recorded within accrued expenses and other current liabilities.

The following table summarizes the effect of our hedging relationships on accumulated other comprehensive income (AOCI):

	Unrealized Gains (Losses) Recognized in Other Comprehensive Income
	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Cash flow hedges:
Foreign exchange forward contracts(1)	$(53.5)	$1.2	$(73.0)	$10.5
Cross-currency swaps	(0.4)	(0.1)	4.4	(2.2)
Interest rate swaps	(17.9)	(5.4)	(43.1)	15.7
Net investment hedges:
Cross-currency swaps	(62.9)	5.8	(86.7)	19.0
Total hedges	$(134.7)	$1.5	$(198.4)	$43.0
_________________________________
(1)Amounts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.
The following table summarizes the locations and amounts of gains (losses) recognized within earnings related to our hedging relationships:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Cash flow hedges:
Foreign exchange forward contracts:
Reclassified from AOCI into income	$0.7	$—	$—	$1.3	$—	$—
Cross-currency swaps:
Reclassified from AOCI into income(1)	—	2.1	(48.7)	—	2.5	4.0
Interest rate swaps:
Reclassified from AOCI into income	—	12.9	—	—	18.7	—
Net investment hedges:
Cross-currency swaps:
Reclassified from AOCI into income	—	2.7	—	—	3.2	—
Total hedges	$0.7	$17.7	$(48.7)	$1.3	$24.4	$4.0
_________________________________
(1)The amounts reflected in other income (expense), net include $48.3 million and $(4.1) million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by the cross-currency swap during the three months ended June 30, 2025 and 2024, respectively.

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Cash flow hedges:
Foreign exchange forward contracts:
Reclassified from AOCI into income	$2.0	$—	$—	$2.9	$—	$—
Cross-currency swaps:
Reclassified from AOCI into income(1)	—	4.5	(72.0)	—	4.9	16.4
Interest rate swaps:
Reclassified from AOCI into income	—	25.7	—	—	36.7	—
Net investment hedges:
Cross-currency swaps:
Reclassified from AOCI into income	—	5.9	—	—	6.3	—
Total hedges	$2.0	$36.1	$(72.0)	$2.9	$47.9	$16.4
_________________________________
(1)The amounts reflected in other income (expense), net include $71.6 million and $(16.5) million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by the cross-currency swap during the six months ended June 30, 2025 and 2024, respectively.
As of June 30, 2025, we estimate that $70.3 million of net deferred gains related to our designated hedges will be recognized in earnings over the next 12 months. No amounts have been excluded from our hedge effectiveness testing.
Risk Management Strategies
There have been no material changes in the risk management strategies associated with our derivatives from those disclosed in the 2024 10-K.
11.     Leases
Our operating leases primarily consist of office and data center space expiring at various dates through October 2034. Certain leases include options to renew or terminate at our discretion. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of June 30, 2025, operating leases have a remaining weighted-average lease term of 6.1 years and our operating lease liabilities were measured using a weighted-average discount rate of 5.3%.
The components of operating lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operating lease costs	$6.2	$6.9	$12.4	$14.5
Variable lease costs	3.6	3.0	6.3	6.7
Sublease income	(2.1)	(1.8)	(3.8)	(4.7)
Total net lease cost	$7.7	$8.1	$14.9	$16.5
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
Our accrual for estimated indirect tax liabilities was $33.6 million and $31.5 million as of June 30, 2025 and December 31, 2024, respectively, reflecting our best estimate of the probable liability based on an analysis of our business activities, revenues subject to indirect taxes and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation or settlements could be materially different than the amounts established for indirect tax contingencies.
13.    Restructuring and Other Charges
Restructuring activities during the six months ended June 30, 2025 were immaterial. We recognized $6.0 million and $17.1 million of pre-tax restructuring charges in our statement of operations related to severance, employee benefits and equity-based compensation during the three and six months ended June 30, 2024, respectively.
The following table shows the total amount incurred and the accrued restructuring costs, which are recorded in accrued expenses and other current liabilities in our balance sheet, for severance and employee benefits:

Accrued Restructuring Costs
Accrued restructuring costs as of December 31, 2024	$0.8
Restructuring costs incurred	2.2
Amount paid	(3.0)
Accrued restructuring costs as of June 30, 2025	$—

Accrued restructuring costs as of December 31, 2023	$7.4
Restructuring costs incurred (1)	16.7
Amount paid	(17.6)
Accrued restructuring costs as of June 30, 2024	$6.5
________________________________
(1)Excludes $0.8 million in equity-based compensation expense associated with our restructuring plans in 2024 which was recorded within additional paid-in capital.

14.    Income Taxes
Our effective tax rate for the six months ended June 30, 2025 is 8.6%, which differs from the U.S. federal statutory rate primarily due to U.S. research and development tax credits, excess tax benefits related to equity-based compensation and a one-time benefit for the recognition of an uncertain tax position of $34.6 million.
We monitor the realizability of our deferred tax assets (DTAs) considering all relevant factors at each reporting period. As of June 30, 2025, based on the relevant weight of positive and negative evidence, including our ability to forecast future operating results, historical tax losses and our ability to utilize DTAs within the requisite carryforward periods, we do not maintain a valuation allowance on the majority of our U.S. federal and state DTAs.
We maintain valuation allowances on certain U.S., state and foreign carry forwards as we concluded they are not more likely than not to be realized.
Uncertain Tax Positions
The total amount of gross unrecognized tax benefits was $166.7 million as of June 30, 2025, of which $108.5 million, if fully recognized, would decrease our effective tax rate. Although we believe the amounts reflected in our tax returns substantially comply with applicable U.S. federal, state and foreign tax regulations, the respective taxing authorities may take contrary positions based on their interpretation of the law. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision or benefit for income taxes in the period in which a final determination is made.
During the six months ended June 30, 2025, we recognized a $34.6 million income tax benefit related to the recognition of an uncertain tax position in a foreign jurisdiction as a result of a favorable tax court ruling.
15.    Income Per Share
Basic income per share is computed by dividing net income attributable to GoDaddy Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted income per share is computed giving effect to all potentially dilutive shares unless their effect is antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$199.9	$146.3	$419.4	$547.8
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	138,734	141,269	140,200	141,899
Effect of dilutive securities:
Stock options	373	448	391	449
RSUs, PSUs and ESPPs shares	2,301	2,927	2,796	2,973
Weighted-average shares of Class A Common stock outstanding—diluted	141,408	144,644	143,387	145,321

Net income per share of Class A common stock—basic	$1.44	$1.04	$2.99	$3.86
Net income per share of Class A common stock—diluted	$1.41	$1.01	$2.92	$3.77

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted income per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
RSUs, PSUs and ESPPs shares	102	443	69	292

During the three months ended June 30, 2024, we entered into ASRs to repurchase shares of our Class A common stock in exchange for an upfront payment of $245.0 million. No shares were initially received in connection with these ASRs. For purposes of computing earnings per share, the share repurchases, which settled in the third quarter of 2024, were reflected as a reduction to weighted-average shares of Class A common stock outstanding on the respective delivery dates.
16.     Segment Information
We report our operating results through two reportable segments: A&C and Core.
Our chief operating decision maker (CODM), which, as of June 30, 2025, was our Chief Executive Officer, evaluates the performance of and allocates resources to our segments based on each segment's revenue and earnings before interest, taxes, depreciation and amortization (Segment EBITDA). Segment EBITDA is evaluated on a monthly basis by the CODM by monitoring actual results versus the annual plan. This comparison is performed to make strategic decisions regarding segment profitability, resource allocation, pricing strategies and cost optimization. Segment EBITDA is defined as segment revenues less costs and operating expenses, excluding depreciation and amortization, interest expense (net), provision or benefit for income taxes, equity-based compensation expense, acquisition-related costs, restructuring-related expenses and certain other items. We believe Segment EBITDA serves as a measure that assists our CODM and our investors in comparing our segments' performance on a consistent basis.
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

The following table presents our segment information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

A&C
Revenue	$463.9	$405.6	$910.3	$788.7
Other segment items(1)	(258.1)	(229.0)	(507.6)	(450.2)
Segment EBITDA	205.8	176.6	402.7	338.5
Core
Revenue	753.7	718.9	1,501.6	1,444.3
Other segment items(2)	(507.6)	(499.4)	(1,020.2)	(1,008.1)
Segment EBITDA	246.1	219.5	481.4	436.2

Total revenue	1,217.6	1,124.5	2,411.9	2,233.0
Total other segment items	(765.7)	(728.4)	(1,527.8)	(1,458.3)
Total Segment EBITDA	451.9	396.1	884.1	774.7
Unallocated corporate overhead	(70.2)	(64.4)	(138.0)	(130.0)
Depreciation and amortization	(30.6)	(33.1)	(61.4)	(70.3)
Equity-based compensation expense(3)	(81.0)	(76.2)	(161.4)	(147.2)
Interest expense, net of interest income	(29.5)	(34.5)	(57.1)	(69.2)
Restructuring and other(4)	(1.5)	(13.0)	(7.1)	(39.9)
Income before income taxes	239.1	174.9	459.1	318.1
Benefit (provision) for income taxes	(39.2)	(28.6)	(39.7)	229.7
Net income	$199.9	$146.3	$419.4	$547.8
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
(3)The six months ended June 30, 2024 exclude $0.8 million of equity-based compensation expense associated with our restructuring activities which is included within restructuring and other.
(4)In addition to restructuring and other in our statements of operations, other charges included are primarily composed of lease-related expenses associated with closed facilities, charges related to certain legal matters, expenses incurred in relation to the refinancing of our long-term debt and incremental expenses associated with certain professional services.

17.    Accumulated Other Comprehensive Income (Loss)
The following table presents AOCI activity in equity:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Total AOCI
Balance as of December 31, 2024	$(67.7)	$200.2	$132.5
Other comprehensive income (loss) before reclassifications	(31.1)	(31.8)	(62.9)
Amounts reclassified from AOCI	—	(33.9)	(33.9)
Other comprehensive income (loss)	(31.1)	(65.7)	(96.8)
Balance as of June 30, 2025	$(98.8)	$134.5	$35.7

Balance as of December 31, 2023	$(83.6)	$195.0	$111.4
Other comprehensive income (loss) before reclassifications	10.1	(52.9)	(42.8)
Amounts reclassified from AOCI	—	67.2	67.2
Other comprehensive income (loss)	10.1	14.3	24.4
Balance as of June 30, 2024	$(73.5)	$209.3	$135.8
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
Consolidated Second Quarter Financial Highlights
Below are our key consolidated financial highlights for the three months ended June 30, 2025, with comparisons to the three months ended June 30, 2024.
•Total revenue of $1,217.6 million, an increase of 8.3%, or approximately 8.4% on a constant currency basis(1).
•International revenue of $395.9 million, an increase of 10.9%, or approximately 11.3% on a constant currency basis(1).
•Total bookings of $1,345.3 million, an increase of 6.6%, or approximately 6.7% on a constant currency basis(1).
•Operating income of $266.3 million, an increase of 27.9%.
•Net income of $199.9 million, an increase of 36.6%(2).
•Normalized EBITDA(3) of $381.7 million, an increase of 15.1%.
•Net cash provided by operating activities of $379.9 million, an increase of 28.9%.
(1) Discussion of constant currency is set forth in "Quantitative and Qualitative Disclosures about Market Risk."
(2) Net income for the three months ended June 30, 2025 included a one-time benefit for the recognition of an uncertain tax position of $34.6 million.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue

Revenue:
Applications and commerce	$463.9	38.1%	$405.6	36.1%	$910.3	37.7%	$788.7	35.3%
Core platform	753.7	61.9%	718.9	63.9%	1,501.6	62.3%	1,444.3	64.7%
Total revenue	1,217.6	100.0%	1,124.5	100.0%	2,411.9	100.0%	2,233.0	100.0%
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	442.3	36.3%	408.3	36.3%	882.8	36.6%	822.8	36.8%
Technology and development	214.3	17.6%	205.9	18.3%	419.6	17.4%	408.8	18.3%
Marketing and advertising	93.4	7.7%	93.2	8.3%	193.5	8.0%	180.7	8.1%
Customer care	73.5	6.0%	73.3	6.5%	144.6	6.0%	149.7	6.7%
General and administrative	96.9	8.0%	95.6	8.5%	194.0	8.0%	187.3	8.4%
Restructuring and other	0.3	—%	6.9	0.7%	2.4	0.2%	29.3	1.4%
Depreciation and amortization	30.6	2.5%	33.1	2.9%	61.4	2.5%	70.3	3.1%
Total costs and operating expenses	951.3	78.1%	916.3	81.5%	1,898.3	78.7%	1,848.9	82.8%
Operating income	266.3	21.9%	208.2	18.5%	513.6	21.3%	384.1	17.2%
Interest expense	(38.3)	(3.1)%	(39.5)	(3.5)%	(75.5)	(3.1)%	(80.8)	(3.6)%
Loss on debt extinguishment	—	—%	(2.1)	(0.2)%	—	—%	(3.1)	(0.1)%
Other income (expense), net	11.1	0.8%	8.3	0.8%	21.0	0.8%	17.9	0.8%
Income before income taxes	239.1	19.6%	174.9	15.6%	459.1	19.0%	318.1	14.3%
Benefit (provision) for income taxes	(39.2)	(3.2)%	(28.6)	(2.6)%	(39.7)	(1.6)%	229.7	10.2%
Net income	$199.9	16.4%	$146.3	13.0%	$419.4	17.4%	$547.8	24.5%

Non-GAAP Financial Measures, Operating Metrics and Business Metrics
In addition to our results determined in accordance with GAAP, we believe that the following non-GAAP financial measures, operating metrics and business metrics may be useful as supplements in evaluating our ongoing operational performance:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Normalized EBITDA	$381.7	$331.7	$746.1	$644.7
Annualized recurring revenue	$4,181.0	$3,853.4	$4,181.0	$3,853.4
Total bookings	$1,345.3	$1,261.9	$2,762.3	$2,574.5
Total customers at period end (in thousands)	20,409	20,866	20,409	20,866
ARPU	$230	$210	$230	$210
Domains under management (in thousands)	80,413	82,056	80,413	82,056
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

Reconciliation of NEBITDA
The following table reconciles NEBITDA to net income, its most directly comparable GAAP financial measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$199.9	$146.3	$419.4	$547.8
Depreciation and amortization	30.6	33.1	61.4	70.3
Equity-based compensation expense(1)	81.0	76.2	161.4	147.2
Interest expense, net of interest income	29.5	34.5	57.1	69.2
Restructuring and other(2)	1.5	13.0	7.1	39.9
Provision (benefit) for income taxes	39.2	28.6	39.7	(229.7)
NEBITDA	$381.7	$331.7	$746.1	$644.7
_________________________________
(1)The six months ended June 30, 2024 excludes $0.8 million of equity-based compensation expense associated with our restructuring activities, which is included within restructuring and other.
(2)In addition to the restructuring and other in our statements of operations, other charges are primarily composed of lease-related expenses associated with closed facilities, charges related to certain legal matters, expenses incurred in relation to the refinancing of our long-term debt and incremental expenses associated with certain professional services.

Constant Currency
The following table provides a reconciliation of constant currency:

Three Months Ended June 30, 2025
Revenue	$1,217.6
Constant currency adjustment	1.6
Constant currency revenue	$1,219.2
Revenue
We generate the majority of our revenue from sales of product subscriptions, as described in our 2024 Form 10-K. Our subscriptions can range from monthly terms to multi-annual terms of up to ten years, depending on the product. Revenue is presented net of refunds, and we maintain a reserve to provide for refunds granted to customers.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Applications and commerce	$463.9	$405.6	$58.3	14.4%	$910.3	$788.7	$121.6	15.4%
Core platform	753.7	718.9	34.8	4.8%	1,501.6	1,444.3	57.3	4.0%
Total revenue	$1,217.6	$1,124.5	$93.1	8.3%	$2,411.9	$2,233.0	$178.9	8.0%
Total revenue increased 8.3% and 8.0% for the three and six months ended, respectively, due to the increases in our A&C and Core revenues, as described below:
A&C
A&C revenue grew $58.3 million, or 14.4%, for the three months ended June 30, 2025 and $121.6 million, or 15.4%, for the six months ended June 30, 2025 due to continued customer adoption of our subscription-based products.

Core
Core revenue grew $34.8 million, or 4.8%, for the three months ended June 30, 2025 driven by $29.7 million growth in domain registration and add-on revenues and $7.3 million growth in aftermarket revenue.
Core revenue grew $57.3 million, or 4.0%, for the six months ended June 30, 2025 driven by $53.7 million growth in domain registration and add-on revenues and $13.2 million growth in aftermarket revenue. This increase was partially offset by a shift in sales mix as well as a $5.6 million decrease in hosting revenues related to end of life migrations away from certain products and the disposition of certain hosting assets in 2024.
Bookings
The following table presents our total bookings for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Total bookings	$1,345.3	$1,261.9	$83.4	6.6%	$2,762.3	$2,574.5	$187.8	7.3%
The $83.4 million, or 6.6%, increase in total bookings for the three months ended June 30, 2025 and the $187.8 million, or 7.3%, increase in total bookings for the six months ended June 30, 2025 were driven by strength in domains and aftermarket and continued customer adoption of our subscription-based A&C products. For the six months ended June 30, 2025, the increase was partially offset by a $10.6 million impact from changes in foreign currency exchange rates net of hedging gains from our cash flow hedging program.
Following a competitive rebid in the second quarter of 2025, we will no longer operate as the registry service provider for the .CO top-level domain. We anticipate that this transition will begin in the fourth quarter of 2025. We do not expect this transition to have a material impact to our financial results. We will continue to offer .CO to customers in our capacity as an accredited registrar.
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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Cost of revenue (excluding depreciation and amortization)	$442.3	$408.3	$34.0	8.3%	$882.8	$822.8	$60.0	7.3%
The $34.0 million, or 8.3%, increase in cost of revenue for the three months ended June 30, 2025 and the $60.0 million, or 7.3%, increase in cost of revenue for the six months ended June 30, 2025 were driven by the increases in revenue described above.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%

Technology and development	$214.3	$205.9	$8.4	4.1%	$419.6	$408.8	$10.8	2.6%
The $8.4 million, or 4.1%, increase in technology and development expenses for the three months ended June 30, 2025 and the $10.8 million, or 2.6%, increase in technology and development expenses for the six months ended June 30, 2025, were attributable to a $6.8 million and $9.1 million increase, respectively, in personnel costs driven by higher average headcount associated with our continued investment in product development.
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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%

Marketing and advertising	$93.4	$93.2	$0.2	0.2%	$193.5	$180.7	$12.8	7.1%
There was no material change in marketing expenses for the three months ended June 30, 2025.
The $12.8 million, or 7.1%, increase in marketing and advertising expenses for the six months ended June 30, 2025 was attributable to an increase in discretionary advertising spend in support of our strategic initiatives, including broader awareness of our GoDaddy Airo experience.
Customer care
Customer care expenses represent the costs to guide and service our customers, primarily consisting of personnel costs. We expect customer care expenses to fluctuate depending on the methods of customer interaction utilized as well as the level of personnel required to support our business.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%

Customer care	$73.5	$73.3	$0.2	0.3%	$144.6	$149.7	$(5.1)	(3.4)%
There was no material change in customer care expenses for the three and six months ended June 30, 2025.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%

General and administrative	$96.9	$95.6	$1.3	1.4%	$194.0	$187.3	$6.7	3.6%
There was no material change in general and administrative expenses for the three and six months ended June 30, 2025.
Restructuring and other

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%

Restructuring and other	$0.3	$6.9	$(6.6)	(95.7)%	$2.4	$29.3	$(26.9)	(91.8)%
There was no material change in restructuring and other for the three months ended June 30, 2025.
Restructuring and other was $2.4 million for the six months ended June 30, 2025, which related to severance and employee benefits incurred pursuant to restructuring activities. Restructuring and other was $29.3 million for the six months ended June 30, 2024, which includes $17.5 million of costs incurred pursuant to restructuring activities and $6.0 million of expense related to the abandonment of certain operating leases.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%

Depreciation and amortization	$30.6	$33.1	$(2.5)	(7.6)%	$61.4	$70.3	$(8.9)	(12.7)%
There was no material change in depreciation and amortization expenses for the three months ended June 30, 2025.
The $8.9 million, or 12.7%, decrease in depreciation and amortization expense for the six months ended June 30, 2025 was attributable to fully depreciated assets and accelerated depreciation related to office closures during the three months ended June 30, 2024.

Interest expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%

Interest expense	$38.3	$39.5	$(1.2)	(3.0)%	$75.5	$80.8	$(5.3)	(6.6)%
There was no material change in interest expense for the three and six months ended June 30, 2025.
Other income (expense), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%

Other income (expense), net	$11.1	$8.3	$2.8	33.7%	$21.0	$17.9	$3.1	17.3%
There was no material change in other income (expense), net for the three and six months ended June 30, 2025.
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
Applications and Commerce
The following table presents the results for our A&C segment for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%/bps	2025	2024	$	%/bps
Revenue	$463.9	$405.6	$58.3	14.4%	$910.3	$788.7	$121.6	15.4%
Segment EBITDA	$205.8	$176.6	$29.2	16.5%	$402.7	$338.5	$64.2	19.0%
Segment EBITDA Margin	44.4%	43.5%	n/a	90 bps	44.2%	42.9%	n/a	130 bps
The $29.2 million, or 16.5%, increase in A&C Segment EBITDA for the three months ended June 30, 2025 was attributed to a $58.3 million increase in revenue as described above. This increase was partially offset by a $29.1 million increase in other segment items driven by higher cost of revenue attributable to the increase in revenue as well as higher operating expenses (excluding acquisition-related costs, equity-based compensation expense and depreciation and amortization expense) attributable to higher technology and development costs.
The $64.2 million, or 19.0%, increase in A&C Segment EBITDA for the six months ended June 30, 2025 was attributed to a $121.6 million increase in revenue as described above. This increase was partially offset by a $57.4 million increase in other segment items driven by higher cost of revenue attributable to an increase in revenue as well as operating expenses (excluding acquisition-related costs, equity-based compensation expense and depreciation and amortization expense) attributable to higher marketing costs and higher technology and development costs.

Core Platform
The following table presents the results for our Core segment for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%/bps	2025	2024	$	%/bps
Revenue	$753.7	$718.9	$34.8	4.8%	$1,501.6	$1,444.3	$57.3	4.0%
Segment EBITDA	$246.1	$219.5	$26.6	12.1%	$481.4	$436.2	$45.2	10.4%
Segment EBITDA Margin	32.7%	30.5%	n/a	220 bps	32.1%	30.2%	n/a	190 bps
The $26.6 million, or 12.1%, increase in Core Segment EBITDA for the three months ended June 30, 2025 was attributed to a $34.8 million increase in revenue as described above. This increase was partially offset by a $8.2 million increase in other segment items driven by an increase in cost of revenue (excluding acquisition-related costs, equity-based compensation expense and depreciation and amortization expense) partially offset by lower operating expenses.
The $45.2 million, or 10.4%, increase in Core Segment EBITDA for the six months ended June 30, 2025 was attributed to a $57.3 million increase in revenue as described above. This increase was partially offset by a $12.1 million increase in other segment items driven by an increase in cost of revenue and marketing costs (excluding acquisition-related costs, equity-based compensation expense and depreciation and amortization expense) partially offset by lower care and technology and development costs.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity have been cash flow generated from operations and long-term debt borrowings. Our principal uses of cash have been to fund operations and capital expenditures, to make mandatory principal and interest payments on our long-term debt and to effectuate our share repurchase programs. Our liquidity position also benefits from U.S. and state DTAs such that we have not historically paid a significant amount of U.S. federal or state income taxes.
In general, we seek to deploy our capital by focusing on requirements for our operations, on growth investments and on stockholder returns. Our strategy is to deploy capital, whether debt, equity or internally generated cash, depending on the adequacy and availability of the source of capital and which source may be used most efficiently and at the lowest cost at such time. Therefore, while cash from operations is our primary source of operating liquidity and we believe our internally generated cash flows are sufficient to support our day-to-day operations, we may use a variety of capital sources to fund our needs for less predictable investment decisions such as strategic acquisitions and share repurchases.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2025	2024

Net cash provided by operating activities	$784.6	$592.0
Net cash provided by (used in) investing activities	(10.0)	40.9
Net cash used in financing activities	(781.7)	(646.2)
Effect of exchange rate changes on cash and cash equivalents	4.8	(0.6)
Net increase (decrease) in cash and cash equivalents	$(2.3)	$(13.9)
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
Net cash provided by operating activities increased $192.6 million from $592.0 million during the six months ended June 30, 2024 to $784.6 million during the six months ended June 30, 2025, driven by the growth in total bookings. Bookings growth was due to strong adoption across our A&C product suite, as well as continued strength in domains and aftermarket performance. The increase was also driven by lower restructuring related payments.
Investing Activities
Our investing activities generally consist of strategic acquisitions, dispositions and purchases of property and equipment to support the overall growth of our business. We expect our investing cash flows to be affected by the timing of payments we make for capital expenditures, strategic acquisitions or other growth opportunities we decide to pursue.
Net cash provided by investing activities decreased $50.9 million from $40.9 million net cash provided during the six months ended June 30, 2024 to $10.0 million net cash used during the six months ended June 30, 2025, due to maturities of short-term investments totaling $40.0 million as well as proceeds from dispositions of certain assets and liabilities of our hosting business in the six months ended June 30, 2024.
Financing Activities
Our financing activities generally consist of long-term debt borrowings, the repayment of principal on long-term debt, stock option exercises, ESPPs proceeds and share repurchases.
Net cash used in financing activities increased $135.5 million from $646.2 million during the six months ended June 30, 2024 to $781.7 million during the six months ended June 30, 2025, primarily due to a $143.3 million increase in share repurchases.
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
Our long-term debt agreements contain covenants restricting, among other things, our ability, or the ability of our subsidiaries, to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes including mergers and consolidations, sell assets, make restricted payments including dividends, distributions and investments, prepay junior indebtedness and engage in operations other than in connection with acting as a holding company, subject to customary exceptions. As of June 30, 2025, we were in compliance with all such covenants and had $994.7 million available for borrowing under the Revolver.
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
Share Repurchases
As discussed in Note 4 to our financial statements, the board previously authorized the repurchase of up to $4,000 million of our Class A common stock. During the three months ended March 31, 2025, we executed two ASRs totaling $767.4 million in upfront payments, fully utilizing the amount remaining under this board authorization. These ASRs were fully settled in April 2025 with the delivery of approximately 4.4 million shares at a weighted average price of $176.02 per share. Upon completion of the ASRs, no amount was remaining for repurchases under this board authorization.
Following the execution of the share repurchase authorization described above, in April 2025, the board approved the repurchase of up to an additional $3,000 million of our Class A common stock through the end of 2027 as further discussed in Note 4 to the financial statements. During the six months ended June 30, 2025, we repurchased a total of approximately 0.2 million shares of our Class A common stock in the open market for an aggregate purchase price of $27.0 million. As of June 30, 2025, we had $2,973.0 million of remaining authorization available for repurchases.
Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with GAAP, and in doing so, we make estimates, assumptions and judgments affecting the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosure of contingent assets and liabilities. We base our estimates, assumptions and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances, and we evaluate these estimates, assumptions and judgments on an ongoing basis. Different assumptions and judgments could change the estimates used in the preparation of our financial statements, which, in turn, could change our results from those reported. We refer to estimates, assumptions and judgments of this type as our critical accounting policies and estimates, which we discussed in our 2024 Form 10-K. We review our critical accounting policies and estimates with the audit and risk committee of our board of directors on an annual basis.
There have been no material changes in our critical accounting policies from those disclosed in our 2024 Form 10-K.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 2 to our financial statements.
Tax Reform
On July 4, 2025, H.R. 1 (One Big Beautiful Bill Act or the Act) was enacted in the U.S. The Act includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The tax effects of the change in the law are not included in our operating results for the period ended June 30, 2025, as the Act was enacted after the balance sheet date. We are currently assessing its impact on our consolidated financial statements.
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
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts may fail to meet their contractual obligations. To mitigate such counterparty credit risk, we enter into contracts only with carefully selected financial institutions based upon ongoing evaluations of their creditworthiness. As a result, we do not believe we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of June 30, 2025.
Foreign Currency Risk
We manage our exposure to changes in foreign currency exchange rates through the use of foreign exchange forward contracts and cross-currency swap contracts. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and cash equivalents.
Foreign Exchange Forward Contracts
A portion of our bookings, revenue and operating expenses is denominated in foreign currencies, which are subject to exchange rate fluctuations. Our most significant foreign currency exposures are the British pound, the Canadian dollar and the Euro. Our reported bookings, revenues and operating results may be impacted by fluctuations in foreign currency exchange rates. Fluctuations in exchange rates may also cause us to recognize transaction gains and losses in our statements of operations; such amounts were not material during the current period. As we continue to maintain a strong international presence, our exposure to fluctuations in exchange rates will increase, which may increase the costs associated with this growth. During the three months ended June 30, 2025, total revenue growth in constant currency would have been 10 basis points higher and total bookings growth in constant currency would have been 10 basis points higher. Constant currency is calculated by translating bookings and revenue for each month in the current period using the foreign currency exchange rates for the corresponding month in the prior period, excluding any hedging gains or losses realized during the period. We believe constant currency information is useful in analyzing underlying trends in our business by eliminating the impact of fluctuations in foreign currency exchange rates and allows for period-to-period comparisons of our performance.
From time-to-time, we may utilize foreign exchange forward contracts to manage the volatility of our bookings and revenue related to foreign currency transactions. These forward contracts reduce, but do not eliminate, the impact of adverse currency exchange rate fluctuations. We generally designate these forward contracts as cash flow hedges for accounting purposes. Changes in the intrinsic value of designated hedges are recorded as a component of accumulated other comprehensive income (loss) (AOCI). Gains and losses, once realized, are recorded as a component of AOCI and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. As of June 30, 2025, the realized gain and unrealized loss included in AOCI were $1.1 million and $38.9 million, respectively.
Cross-Currency Swaps
In order to manage variability due to movements in foreign currency exchange rates related to a Euro-denominated intercompany loan, we entered into five-year cross-currency swaps in April 2017. In March 2022, we entered into a transaction to extend the maturity of these swaps to August 31, 2027, as described in Note 10 to our financial statements. The cross-currency swaps had an aggregate amortizing notional amount of €1,140.7 million at June 30, 2025 (approximately $1,344.7 million).
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
Interest Rate Risk
Interest rate risk reflects our exposure to movements in interest rates associated with our variable-rate debt. See Note 9 to our financial statements for additional information regarding our long-term debt. We manage our exposure to changes in interest payments related to the portion of variable-rate debt through the use of interest rate swaps, all of which are designated as cash flow hedges. For the balance of our long-term debt which is not subject to interest rate swaps, the effect of a hypothetical 10% change in interest rates would not have had a material impact on our interest expense.
Total borrowings under our 2031 Term Loans were $990.0 million as of June 30, 2025. The amortization rate for the 2031 Term Loans is 1.00% per annum and the 2031 Term Loans were issued at an applicable margin of (i) 1.75% for the term loans that are SOFR loans and (ii) 0.75% for the term loans that are ABR loans.
Total borrowings under our 2029 Term Loans were $1,451.5 million as of June 30, 2025. The amortization rate for the 2029 Term Loans is 1.00% per annum and the 2029 Term Loans were issued at an applicable margin of (i) 1.75% for the term loans that are SOFR loans and (ii) 0.75% for the term loans that are ABR loans.
All SOFR-based interest rates under the Credit Facility are subject to a 0.0% floor.
There have been no material changes in the interest rate swaps disclosed in the 2024 10-K. The interest rate swaps on the 2029 and the 2031 Term Loans had a notional amount of $1,216.1 million and $712.5 million, respectively, as of June 30, 2025.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding such disclosure.
Our management, with the participation of our CEO and our CFO, who are our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report.
Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2025 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
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
•The use of new and evolving technologies, such as AI, may result in reputational harm and liability.
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
The use of new and evolving technologies, such as AI, may result in reputational harm and liability.
We are increasingly using new and rapidly evolving technologies, such as AI, to, among other things, develop new tools and products, add new features in our existing products and enhance our own business operations. There are significant risks involved in the development, adoption, use, deployment and maintenance of AI, such as potential increases in intellectual property infringement or misappropriation, privacy, data protection, cybersecurity, confidentiality, operational and technological risks, as well as risks associated with harmful content, accuracy, bias and discrimination, any of which could affect our further development, adoption, use, deployment and maintenance of AI. Our use of AI technologies in new or existing products and within our business operations may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, increases in research and development or other costs or other complications that are not yet known to us, each of which could adversely affect our business, reputation or financial results.

Legal and regulatory frameworks related to the use of AI are rapidly evolving, as regulation of the use of AI continues to be considered and adopted by various U.S. and international governmental and regulatory entities. Several jurisdictions have passed, or are considering, new laws, rules and regulations relating to the use of AI or its outputs. For example, in 2024, the E.U. adopted the E.U. AI Act and U.S. states, including Colorado and California, have adopted laws, rules and regulations directly relating to the use of AI or extending the application of existing laws, rules and regulations to AI systems and outputs. Any failure by us to comply with any AI-related laws, rules and regulations could result in fines and negative publicity, which could result in reputational harm and damage to our business. In addition, the future impact of these or other new laws, rules or regulations on us is uncertain. We may not be able to adequately anticipate or respond to new laws, rules and regulations, and we may need to expend additional resources to adjust our offerings or update our business practices in certain jurisdictions if applicable legal frameworks are inconsistent across jurisdictions. The costs of complying with such laws, rules or regulations could be significant and could increase our operating expenses, which could adversely affect our business, financial condition and results of operations.
In addition, many existing laws, rules and regulations apply to certain aspects of AI, such as automated decision making affecting fundamental data subject rights. Similarly, the intellectual property ownership and license rights, including as related to copyright, surrounding AI technologies has not been fully addressed by international and U.S. courts or the laws, rules or regulations of the U.S., including U.S. states, and foreign jurisdictions. Any content created by us using generative AI tools may not benefit from intellectual property protection which may affect our ability to commercialize such content. The use or adoption of AI technologies in our solutions may subject us to copyright infringement or other intellectual property claims. If we, or third-party developers whose AI we rely on, do not have sufficient rights to use the data or other material used or processed by such AI technology, we also may incur liability through the actual or alleged violation of applicable laws, rules and regulations, third-party intellectual property, privacy, or other rights or contractual obligations. We may not always be able to anticipate how to comply with these legal and regulatory frameworks and we may have to expend resources to adjust our tools, solutions or business operations to meet the standards set by such frameworks, which may vary by jurisdiction. Any inability to appropriately comply with the existing laws, rules and regulations that implicate aspects of AI could result in legal liability, regulatory action or brand and reputational harm.
Our use of AI could also pose other concerns. If we enable or offer solutions that draw controversy or if these new offerings do not work as we intend, we may experience brand or reputational harm, competitive harm or legal liability. Further, generative AI may create content that appears correct but is factually inaccurate, incomplete, insufficient, biased or otherwise flawed or contains copyrighted or other protected material, which may not be easily detectable despite internal policies and diligence efforts we may have in place which are designed to mitigate such deficiencies. To the extent we or our customers rely on such results, we could incur operational inefficiencies, competitive harm, brand or reputational harm, or other adverse impacts on our business and results of operations. Additionally, if any of our employees, contractors, vendors or service providers use any third-party AI-powered software in connection with our business or the services they provide to us, it may lead to the inadvertent disclosure of our personal, sensitive, proprietary or confidential information into publicly available third-party training sets, which may impact our ability to realize the benefit of, or adequately maintain, protect and enforce our intellectual property or our personal, sensitive, proprietary or confidential information, harming our competitive position and business. The rapid evolution of the use of AI requires and will continue to require resources to develop, test and maintain our products and services to help ensure that AI is implemented appropriately in order to minimize unintended and harmful impacts.
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
In addition, businesses rely heavily on social media channels, such as Meta, TikTok, Snapchat, X and WeChat, to reach their customers, and consumers are accessing the Internet more frequently through applications on mobile devices. As reliance on these applications increases, domain names may become less prominent, and their value may decline. We are dependent on the interoperability of our products with these applications and mobile devices. If we are unable to effectively integrate our products within these applications or on these devices, we may lose market share. These evolving technologies and changes in customer behavior may have an adverse effect on our business and growth prospects.
We face significant competition for our products, which we expect will continue to intensify, and we may not be able to maintain or improve our competitive position or market share.
The market for our products and services is highly competitive, and we expect this competition to continue in the future as existing and new competitors introduce new solutions or enhance existing solutions. In addition, given our broad product portfolio, we compete with niche point-solution products as well as broader solution providers. These types of products and solutions continue to evolve, creating opportunities for new competitors to enter the market with point-solution products or address specific segments of the market. Our competitors include providers of domain registration services, web-hosting solutions, website creation and management solutions, e-commerce enablement providers, payment facilitation providers, cloud computing service and online security providers, alternative web presence and marketing solutions providers and providers of productivity tools such as business-class email.
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
From time to time, we have changed our overall pricing model or the various price points of our solutions, and we expect to do so in the future. However, no assurance can be given that any new pricing model or price points will be optimal and changes in our price points or pricing model could result in a loss of customers or bookings. In addition, our competitors have in the past implemented, and may in the future implement, various pricing and bundling strategies, including discounts and reductions in price, which may be similar to or more attractive than our own. Individuals as well as small and medium sized businesses have been and could be sensitive to price increases or swayed by different price points offered by competitors. If changes in our pricing model or price points are unsuccessful, or the strategies of our competitors are more successful than our own, we may be unable to attract new customers or retain our existing customers and we may be required to reduce prices or make other changes to our pricing model to remain competitive. Any of these developments could negatively impact our business, financial condition and results of operations.

The future growth of our business depends in part on increasing our international revenue. Our continued international presence could subject us to additional risks.
International revenue represented approximately 32%, 32% and 33% of our total revenue for the years ended December 31, 2024, 2023 and 2022, respectively. We continue to review and add systems as necessary to accept payments in forms common outside of the U.S., optimize our marketing efforts in numerous non-U.S. geographies, equip our customer care team with the knowledge to serve these markets and maintain or establish, as needed, customer care operations in overseas locations. In addition, we continue to expand our employee base in a number of international locations with particular emphasis in Colombia, India, Romania, Bulgaria and Serbia.
Our international business and operations subject us to a variety of risks, including related to political, economic, social and other risks, some of which we may not generally encounter in the U.S. Such risks may include, but are not limited to:
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
•increased expenses incurred in establishing and maintaining office space and equipment, if needed, in our international locations;
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
•differing labor laws and regulations, including those related to working time, benefit provision and labor rights;
•greater risk of investigation, audit and sanctions by labor authorities in connection with our labor practices;
•greater risk of sudden changes in labor law and practice in connection with changes in government or governmental policy; and
•multiple and possibly overlapping tax regimes.
Maintaining business and operations in international markets has required and will continue to require management attention and financial resources. These additional costs may increase our costs of acquiring international customers, which may impair our ability to maintain profitability in the future. We may also face pressure to lower our prices in order to compete in emerging markets, which could adversely affect revenue derived from our international business.

In addition, geopolitical changes, such as trade disruptions, including the imposition of tariffs by the U.S. on imports from certain countries and any resulting counter-tariffs, political unrest, warfare and military or armed conflict, including those involving China, Ukraine/Russia and the Middle East and the resulting macro-economic impacts from such geopolitical changes, could impair our growth prospects and adversely affect our business, operating results and financial condition. Although our business has not been materially negatively impacted to date by the conflicts between Russia and Ukraine and those in the Middle East, our business and operations could be materially negatively impacted by these or other conflicts or geopolitical changes in the future, and it is impossible to predict the extent of any such impacts, including over the long term.
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
As part of our business strategy, we routinely evaluate opportunities that we believe could complement or supplement our business and address the needs of our customers, including possible acquisitions or investments in companies, talent, products, intangible assets or technologies, and for potential joint ventures, new lines of business, or other strategic investments. Such transactions could result in unforeseen operating difficulties and expenditures and could involve a number of risks, such as:
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
Currently none of our employees in the U.S. are subject to collective bargaining agreements, however, if areas of our workforce were to organize, we may find it difficult to maintain our culture, cost structure and control over the delivery of our products, which could adversely impact our results of operations. Certain of our employees in Germany are represented by employee works councils and elsewhere some international employees are represented by worker representatives or trade unions in accordance with local regulations.
Operational Risks
We are exposed to the risk of system failures and capacity constraints.
We have experienced, and may in the future experience, system failures and outages disrupting the operation of our websites or our products such as web-hosting and email, or the availability of our customer care operations. Our revenue depends in large part on the volume of traffic to our websites, the number of customers whose websites we host on our servers and the availability of our customer care operations. Accordingly, the performance, reliability and availability of our websites and servers for our corporate operations and infrastructure, as well as in the delivery of products to customers, are critical to our reputation and our ability to attract and retain customers. Any such system failure or outage could generate negative publicity, which could negatively impact our reputation and financial results. As we continue to transition many of our services to Amazon Web Services (AWS) to host our products, we have become, and may further become, more dependent on third parties to accommodate the traffic to our websites and those of our customers.
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
We maintain information and data (including personal data) on various platforms, systems and applications. From time to time we review and make enhancements to our existing platforms or migrate information and data to new platforms, systems and applications. While we are engaged in this work, we may experience difficulties in managing our existing platforms, systems and applications, which could disrupt our operations, the provision of our products and services to our customers, the management of our finances and the reporting of our financial results. If we determine new platforms, systems or applications or updates to existing platforms, systems or applications are necessary, we may need to rely on legacy platforms, systems or applications while we plan for implementation of such new or updated platforms, systems or applications and such legacy platforms, systems or applications may not be able to scale efficiently as our business grows, which may delay future product or service launches or enhancements. In addition, any new platforms, systems or applications may operate differently than anticipated when introduced or when new versions or enhancements are released, or there may be unforeseen consequences as a result of these migrations that may cause disruptions to the availability of our products and services due to service outages, downtime or other similar issues that could harm our business. Further, our transition could involve significant time and expense. Our failure to improve our platforms, systems or applications, complete such implementations, enhancements or migrations on a timely basis, or a failure of such platforms, systems or applications to operate in the intended manner, may result in our inability to manage the growth of our business, successfully integrate our acquisitions and to accurately forecast and report our results, which could harm our financial condition and results of operations. In addition, the migration of information and data can create additional exposure to cyber attacks and other cybersecurity incidents, including, but not limited to, improper access to our or our customers' websites and data (including personal data). Refer to our risk factor "An actual or perceived cybersecurity incident could impair our ability to conduct business, provide our products and services, protect data, and comply with contractual or legal obligations, and may cause us to incur substantial costs, or subject us to significant liability" for further information.
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
If our cybersecurity defenses (or those of our third-party service providers) are insufficient to prevent a cybersecurity incident, we may experience significant business disruption, substantial costs, reputational harm, and liability. Any actual or suspected cybersecurity incident may disrupt our business by, among other things, making our network, systems and services partially or totally unavailable or by destroying, corrupting, exposing, or otherwise unlawfully processing data necessary for us or our customers to conduct business. An actual or suspected cybersecurity incident also may cause us to incur a wide range of costs, including but not limited to acquiring new hardware and software to repair our systems or remediate the effects of the incident, retaining external consultants, and providing notice to affected customers, individuals, and government authorities. A cybersecurity incident also may cause reputational harm if, for example, customers believe we are unable to protect our systems or their data (including sensitive, confidential, proprietary, and personal data). Finally, we have been and in the future may be subject to litigation or governmental investigations relating to our failure to prevent a cybersecurity incident.
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
Our products and services, and the products and services of our third-party vendors and partners, may be subject to fraudulent usage, including, but not limited to domain name hijacking, revenue share fraud, and other evolving schemes (external fraudulent activity). In addition, although our customers are required to set passwords or personal identification numbers to protect their accounts, third parties have in the past been, and may in the future be, able to access and use our customers' accounts through fraudulent means. Fraudulent activity can result in, among other things, interruption of our services to our customers, and substantial business and reputational harm to ourselves and to our customers. Although we implement multiple fraud prevention and detection controls, our ability to mitigate risks originating from third-party vendors and partners may be limited by their own controls and practices, and we cannot be certain that our efforts to address external fraudulent activity and the use of our, or our third parties' and vendors' products and services, will be successful in eliminating these threats, any of which could adversely affect our business, results of operations and financial condition. Our monitoring and updates to our controls and oversight frameworks may be insufficient to mitigate impacts to our business as a result of emerging fraud trends.
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
System and process failures related to our domain name registration service may result in inaccurate and incomplete information in our domain name database. Despite testing, system and process failures, cybersecurity threats and other vulnerabilities may remain undetected or unknown, which could result in compromised customer data, loss of or delay in revenues, failure to achieve market acceptance, injury to our reputation, increased product costs or other negative impacts, any of which could harm our business. Furthermore, the requirements for registering and maintaining domain names vary from registry to registry and are subject to change. We cannot guarantee we will be able to readily adopt and comply with various registry requirements. For example, the E.U.'s Network Information Security 2 Directive (the NIS2 Directive) requires, among other things, that registries and entities providing domain name registration services adopt policies and procedures, including verification procedures, to ensure that such entities maintain accurate and complete domain name registration data in their domain name databases. The NIS2 Directive is in the process of being transposed into many E.U. member states' respective national laws. Our failure or inability to properly register or maintain our customers' domain names or comply with applicable laws, rules or regulations relating to domain name registration or maintenance might result in significant expenses and subject us to additional liability, regulatory action, expenses, claims of loss or negative publicity, which could harm our business, brand and operating results.
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
•changes to regulatory bodies, such as the Internet Corporation for Assigned Names and Numbers (ICANN);
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
Our future effective tax rates could be subject to volatility or adversely affected by several factors, including: (i) changes in the valuation of our DTAs and DTLs; (ii) tax effects of equity-based compensation; (iii) costs related to intercompany restructurings; (iv) changes in tax laws, regulations or interpretations thereof; and (v) future earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated earnings in countries where we have higher statutory tax rates.
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
•governments, via ICANN's Governmental Advisory Committee, may seek greater influence over ICANN policies and contracts with registrars and may advocate changes that may adversely affect our business;
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
•ICANN, TLD operators, governments and governmental authorities may impose requirements for verification of domain name registrant information that are inconsistent with our current business practices or that result in inconsistency among industry participants, including but not limited to changes under the E.U. NIS2 Directive being transposed into member state law;
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
Each registry typically imposes a fee in association with the registration of a domain name. For example, VeriSign, the registry for .com and .net, has a current annual list prices of $10.26 and $11.66 for .com and .net registrations, respectively, and ICANN charges $0.18 for most domain names registered in the gTLDs within its purview. Effective July 1, 2025, ICANN's annual fee will increase to $0.20. In addition, VeriSign, which operates the .com and .net gTLDs under registry agreements with ICANN and, with respect to the .com gTLD, a Cooperative Agreement with the U.S. Department of Commerce, has previously been given the right to annually increase prices, subject to certain limitations, and has done so in recent years, including to the current list price of $10.26. If fees continue to increase, costs to our customers could become higher, which could have an adverse impact on our results of operations. We have no control over ICANN, VeriSign or other domain name registries and cannot predict their future fee structures.
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
We entered into an agreement, which was approved by the FTC on May 21, 2025, to settle FTC charges related to certain of our security practices, advertising and other related matters. Pursuant to the settlement agreement and related order, GoDaddy is required to comply with specific requirements, including those related to the security of our hosting services, for at least 20 years. If we fail to comply with the final order’s terms, we could be subject to FTC investigation, litigation, or reputational harm. We have invested and continue investments to help improve security of our systems and have begun implementing the requirements contained in the proposed order. See Note 12 to our financial statements.
Existing and new laws, rules, regulations and orders relating to the security of our networks and data processing may cause us to incur additional compliance costs or limit our ability to provide certain of our products or services in some jurisdictions. For example, we expect to incur additional costs relating to new cybersecurity requirements in the E.U. pursuant to NIS2, which is currently being transposed into E.U. member state law.
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
Various jurisdictions have enacted laws that impose requirements related to content moderation, transparency and advertising practices. For example, the European Union’s Digital Services Act (DSA) includes provisions related to notice obligations, advertising restrictions and content moderation processes. Other frameworks, such as Germany’s NetzDG and the UK’s Online Safety Act (OSA), also establish requirements related to the handling of online content. These and similar regulatory regimes may subject us and certain of our services to additional oversight, including audits and reporting requirements, and non-compliance could result in enforcement measures or fines. In addition, aspects of the DSA, OSA and other new and emerging laws concerning content moderation and transparency, including at the state and federal levels in the U.S., remain unclear and we may be required to modify our policies and practices further in an effort to comply with them.
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
Notwithstanding the exculpatory language of these bodies of law, the activities of our customers have resulted in, and may in the future result in, threatened or actual litigation against us. Although the ACPA, DMCA, CDA and relevant U.S. case law have generally shielded us from liability for customer activities to date, court rulings in pending or future litigation or future regulatory or legislative amendments may narrow the scope of protection afforded us under these laws. Additionally, neither the DMCA nor the CDA generally provides protection from claims of trademark violations and therefore, do not shield us from liability for claims under the Lanham Act or other similar laws. Furthermore, there have been, and continue to be, various Congressional and executive efforts to remove or restrict the scope of the protections available under Section 230 of the CDA, which if successful could decrease our current protections from liability for third-party content and increase our litigation costs. For example, the Stop Enabling Sex Traffickers Act and the Allow States and Victims to Fight Online Sex Trafficking Act may limit the immunity previously available to us under the CDA, which could subject us to investigations or penalties if our customers' activities are deemed illegal or inappropriate. Furthermore, the DSA, could negatively impact the scope of the limited immunity provided by the E-Commerce Directive in the E.U. If claims brought against us under these or similar laws are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.
Additionally, in May 2025, the federal government enacted the ‘Take It Down Act,’ which establishes mandatory takedown procedures for non-consensual intimate images and other specified content. Under the act, online platforms and service providers may be required to respond to verified takedown requests from individuals and remove or restrict access to such content. Failure to comply with these obligations could subject us to civil liability, fines or regulatory enforcement. Moreover, because we do not pre-screen customer content, we may face challenges in meeting the compliance timelines or verification obligations set forth in the act, particularly if customer content is stored on distributed systems or served via third-party integrations.
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
As of June 30, 2025, we had 358 issued patents in the U.S. and other countries covering various aspects of our product offerings. Additionally, as of June 30, 2025, we had 10 pending U.S. and international patent applications and intend to file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations or in certain jurisdictions, and may choose to abandon patents that are no longer of strategic value to us, in each case even if those innovations have financial value to us. In addition, under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative processes or litigation. In addition, issuance of a patent does not assure that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.

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
As of June 30, 2025 we had 578 registered and 44 pending trademarks in jurisdictions including the U.S., E.U., UK, China and Germany; we have also filed a trademark application for Airo. We have also registered, or applied to register, the trademarks associated with several of our leading brands in the U.S. and in certain other countries, including for our logo launched in January 2020, the "Go." Competitors and others may have adopted, and in the future may adopt, tag lines or service or product names similar to ours, which could impede our ability to build our brands' identities and possibly lead to confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered and common law trademarks or trademarks incorporating variations of the terms or designs of one or more of our trademarks and opposition filings made when we apply to register our trademarks.
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
As a provider of web-based and cloud-based products, including as a registrar of domain names and related products, we may become aware of disputes over ownership or control of customer accounts, websites or domain names. We could face potential liability for our failure to renew a customer's domain. We could also face potential liability for our role in the wrongful transfer of control or ownership of accounts, websites or domain names. The safeguards and procedures we have adopted may not be successful in insulating us against liability from such claims in the future. Moreover, any future amendment to or court decisions interpreting Section 230 of the CDA may increase our liability and could expose us to civil or criminal liability for the actions of our customers, if we do not effectively detect and mitigate these risks. In addition, we may face potential liability for other forms of account, website or domain name hijacking, including misappropriation by third parties of our customer accounts, websites or domain names and attempts by third parties to operate accounts, websites or domain names or to extort the customer whose accounts, websites or domain names were misappropriated. Furthermore, we are exposed to potential liability as a result of our domain privacy product, whereby the identity and contact details for the domain name registrant are masked. Although our terms of service reserve our right to take certain steps when domain name disputes arise related to our privacy product, including the removal of our privacy service, the safeguards we have in place may not be sufficient to avoid liability, which could increase our costs of doing business.
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
Provisions of our charter and bylaws and Delaware law could make it more difficult for a third party to control or acquire us, even if doing so would be beneficial to our stockholders. Our charter and bylaws provide for, among other things: (i) the ability of our board of directors to issue one or more series of preferred stock with voting or other rights or preferences that could have the effect of impeding the success of an attempt to acquire us or otherwise effect a change in control of the company; (ii) advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at stockholder meetings; and (iii) certain limitations on convening special stockholder meetings. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us in certain circumstances.

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
In the past, our board of directors has approved the repurchase of shares of our Class A common stock. In August 2023, our board of directors approved the repurchase of up to an additional $1,000.0 million of our Class A common stock. Such approval was in addition to the amount remaining available for repurchases under prior approvals of our board of directors, such that our total approved authority under the program is $4,000.0 million of shares of our Class A common stock through 2025. Under this or any other future share repurchase programs, we may make share repurchases through a variety of methods, including open market share purchases, accelerated share repurchase programs, block transactions or privately negotiated transactions, in accordance with applicable federal securities laws. During the six months ended June 30, 2025, we entered into two accelerated share repurchase agreements (ASRs) to repurchase shares of our Class A common stock, pursuant to which, we made upfront payments totaling $767.4 million. The ASRs were completed in the second quarter of 2025 as further discussed in Note 4 to our financial statements. In April 2025, our board of directors approved the repurchase of up to an additional $3,000 million of our Class A common stock through the end of 2027. Shares may be repurchased in open market purchases, block transactions and privately negotiated transactions, in accordance with applicable federal securities laws. This authorization does not obligate us to make any repurchases and may be modified, suspended or terminated by us at any time without prior notice. During the six months ended June 30, 2025, we repurchased shares of our Class A common stock, which were retired upon repurchase, for an aggregate purchase price of $27.0 million. Future share repurchase programs may have no time limit, may not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
General macro-economic and geopolitical conditions, including, among others, higher interest rates, changes in foreign exchange rates, inflation, a recession or an economic slowdown in the U.S. and/or internationally, trade disruptions, reduced consumer confidence and spending, economic and trade sanctions, announced or expected tariffs, uncertaintiy in tariff policy, political instability and warfare could adversely affect our operations as well as demand for our solutions. Such conditions include, for example, volatility and disruption in the U.S. and global markets as a result of interest rate and inflation increases, the announced and expected imposition of tariffs by the U.S. on imports from certain countries, including any resulting counter-tariffs and uncertainty in tariff policy and continued geopolitical tensions and warfare, including due to the conflicts between Russia and Ukraine and in the Middle East. Although our business has not yet been materially negatively impacted by such conditions, we cannot be certain that neither we nor our customers will be materially impacted by such continued pressures. To the extent conditions in the domestic and global economy change, or there is significant uncertainty regarding any such changes, our business could be harmed as current and potential customers may reduce or postpone spending or choose not to purchase or renew subscriptions to our products, or may choose not to use certain of our other services, which they may consider discretionary. If our customers face decreased consumer demand, increased regulatory burdens or more limited access to international markets, we may face a decline in the demand for our products and services, and our operating results could be adversely impacted.
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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm is required to audit such internal control. As previously disclosed for the year ended December 31, 2023, we identified a material weakness in the design of our controls as of December 31, 2023 related to income taxes and related disclosures and we determined that our internal control over financial reporting was not effective as of December 31, 2023, due to this material weakness. Although this material weakness has been remediated, and our management has determined, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of December 31, 2024, there can be no assurance that we will not identify a material weakness in internal controls in the future or that the measures we may take to remediate any such future control deficiencies will be effective.
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
Our continued operations and growth depend on the stability of our operations and the ability of our customers to access our products, services and customer support at any time and within an acceptable amount of time. In addition, our ability to access certain third-party solutions is important to our operations and the delivery of our products, services and customer support. Although we have disaster recovery plans and structures in place to support our operations, a significant natural disaster, such as an earthquake, fire or flood or other unusual or prolonged adverse weather patterns, whether due to climate change or otherwise, or acts of terrorism, civil unrest, pandemics, international conflicts, such as the current conflicts between Russia and Ukraine and in the Middle East, or other similar events beyond our control could cause disruptions to our business and operations or the business and operations of our infrastructure vendors, data center hosting providers, partners or customers or our infrastructure vendors' abilities to provide connectivity and perform services on a timely basis or the economy as a whole. In the event our or our service providers' IT systems' are hindered by any of the events discussed above or otherwise, we could experience downtime, our products could become unavailable or our customers' websites could experience downtime or become unavailable. A prolonged service disruption for any of the foregoing reasons would negatively impact our ability to serve our customers and could damage our reputation, expose us to liability, cause us to lose customers or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the services we use.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Information regarding share repurchases is also provided in Note 4 to our financial statements included in Part 1, Item 1 of this Quarterly Report and is incorporated herein by reference. Share repurchases during the three months ended June 30, 2025 were as follows:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs (in millions)
April 1 - April 30	4,359	$176.02	4,359
May 1 - May 31	41	$181.69	41
June 1 - June 30	110	$178.01	110
Total	4,510		4,510	$2,973.0
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
On June 10, 2025, Roger Chen, Chief Operating Officer, adopted a 10b5-1 trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 10b5-1 trading plan provides for the sale of an aggregate of 18,000 shares of the company's Class A common stock between October 15, 2025 and October 15, 2026.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of GoDaddy Inc. dated June 4, 2025	8-K	001-36904	3.1	6/10/2025
3.2	Third Amended and Restated Bylaws of GoDaddy Inc., dated June 4, 2025	8-K	001-36904	3.2	6/10/2025
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	The certifications attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of GoDaddy Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GODADDY INC.

Date:	August 7, 2025	/s/ Mark McCaffrey
Mark McCaffrey
Chief Financial Officer