Form 10-Q
period 2025-09-30
GoDaddy Inc.
filed 2025-10-31
CIK 1609711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                         ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒
As of October 24, 2025, there were 135,141,594 shares outstanding of GoDaddy Inc.'s Class A common stock, $0.001 par value per share.

GoDaddy Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2025

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
iii

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
GoDaddy Inc.
Consolidated Balance Sheets
(In millions, except shares in thousands and per share amounts)

	September 30,	December 31,
	2025	2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$923.7	$1,089.0
Accounts and other receivables	108.8	91.1
Registry deposits	39.7	34.5
Prepaid domain name registry fees	520.6	492.0
Prepaid expenses and other current assets	139.7	245.2
Total current assets	1,732.5	1,951.8
Property and equipment, net	146.6	156.4
Operating lease assets	44.2	49.4
Prepaid domain name registry fees, net of current portion	240.3	224.8
Goodwill	3,631.5	3,518.9
Intangible assets, net	1,003.7	1,055.8
Deferred tax assets	1,092.0	1,181.5
Other assets	93.9	96.8
Total assets	$7,984.7	$8,235.4
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$73.5	$81.6
Accrued expenses and other current liabilities	535.7	378.6
Deferred revenue	2,418.6	2,222.3
Long-term debt, current portion	15.5	15.9
Total current liabilities	3,043.3	2,698.4
Deferred revenue, net of current portion	944.9	883.2
Long-term debt, net of current portion	3,768.9	3,779.1
Operating lease liabilities, net of current portion	65.2	76.7
Other long-term liabilities	57.8	85.7
Deferred tax liabilities	12.8	20.2
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value - 50,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value - 1,000,000 shares authorized;135,477 and 141,208 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	0.1	0.1
Additional paid-in capital	2,880.3	2,611.8
Accumulated deficit	(2,823.9)	(2,052.3)
Accumulated other comprehensive income	35.3	132.5
Total stockholders' equity	91.8	692.1
Total liabilities and stockholders' equity	$7,984.7	$8,235.4
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Operations (unaudited)
(In millions, except shares in thousands and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Applications and commerce	$481.0	$423.1	$1,391.3	$1,211.8
Core platform	784.3	724.5	2,285.9	2,168.8
Total revenue	1,265.3	1,147.6	3,677.2	3,380.6
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	468.3	407.4	1,351.1	1,230.2
Technology and development	210.5	205.1	630.1	613.9
Marketing and advertising	92.0	84.4	285.5	265.1
Customer care	72.6	68.9	217.2	218.6
General and administrative	91.3	94.8	285.3	282.1
Restructuring and other	5.5	0.4	7.9	29.7
Depreciation and amortization	28.4	32.8	89.8	103.1
Total costs and operating expenses	968.6	893.8	2,866.9	2,742.7
Operating income	296.7	253.8	810.3	637.9
Interest expense	(38.3)	(39.4)	(113.8)	(120.2)
Loss on debt extinguishment	—	—	—	(3.1)
Other income (expense), net	8.6	6.6	29.6	24.5
Income before income taxes	267.0	221.0	726.1	539.1
Benefit (provision) for income taxes	(56.5)	(30.5)	(96.2)	199.2
Net income	$210.5	$190.5	$629.9	$738.3
Net income per share of Class A common stock:
Basic	$1.53	$1.36	$4.53	$5.22
Diluted	$1.51	$1.32	$4.44	$5.09
Weighted-average shares of Class A common stock outstanding:
Basic	137,159	140,523	139,176	141,437
Diluted	139,073	144,138	142,007	145,179
___________________________
(1) Costs and operating expenses include equity-based compensation expense as follows:
Cost of revenue	$0.3	$0.3	$0.9	$0.6
Technology and development	42.5	38.6	127.0	115.4
Marketing and advertising	8.3	7.7	25.0	22.9
Customer care	5.4	4.9	16.2	16.4
General and administrative	23.1	22.9	71.9	66.3
Restructuring and other	—	—	—	0.8
Total equity-based compensation expense	$79.6	$74.4	$241.0	$222.4
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$210.5	$190.5	$629.9	$738.3
Foreign exchange forward contracts gain (loss), net(1)	11.6	(21.0)	(44.5)	(10.5)
Unrealized swap gain (loss), net(1)	(7.9)	(31.2)	(17.5)	(27.4)
Change in foreign currency translation adjustment	(4.1)	6.6	(35.2)	16.7
Comprehensive income	$210.1	$144.9	$532.7	$717.1
___________________________
(1) Amounts are net of the tax effects reflected below:
Foreign exchange forward contracts gain (loss), net	$3.4	$—	$(13.5)	$—
Unrealized swap gain (loss), net	$(1.0)	$(22.9)	$(30.1)	$(13.2)
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Stockholders' Equity (Deficit) (unaudited)
(In millions, except shares in thousands)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 31, 2024	141,208	$0.1	$2,611.8	$(2,052.3)	$132.5	$692.1
Net income	—	—	—	219.5	—	219.5
Equity-based compensation, including amounts capitalized	—	—	80.9	—	—	80.9
Repurchases of Class A common stock(1)	—	—	—	(765.1)	—	(765.1)
Impact of derivatives, net	—	—	—	—	(25.1)	(25.1)
Change in foreign currency translation adjustment	—	—	—	—	(4.8)	(4.8)
Vesting of restricted stock units and other	1,223	—	2.3	(0.1)	—	2.2
Balance at March 31, 2025	142,431	0.1	2,695.0	(2,598.0)	102.6	199.7
Net income	—	—	—	199.9	—	199.9
Equity-based compensation, including amounts capitalized	—	—	81.6	—	—	81.6
Repurchases of Class A common stock(1)	(4,510)	—	—	(33.2)	—	(33.2)
Issuance of Class A common stock under employee stock purchase plan	124	—	19.2	—	—	19.2
Impact of derivatives, net	—	—	—	—	(40.6)	(40.6)
Change in foreign currency translation adjustment	—	—	—	—	(26.3)	(26.3)
Vesting of restricted stock units and other	818	—	4.0	0.1	—	4.1
Balance at June 30, 2025	138,863	0.1	2,799.8	(2,431.2)	35.7	404.4
Net income	—	—	—	210.5	—	210.5
Equity-based compensation, including amounts capitalized	—	—	80.2	—	—	80.2
Repurchases of Class A common stock(1)	(4,087)	—	—	(603.2)	—	(603.2)
Impact of derivatives, net	—	—	—	—	3.7	3.7
Change in foreign currency translation adjustment	—	—	—	—	(4.1)	(4.1)
Vesting of restricted stock units and other	701	—	0.3	—	—	0.3
Balance at September 30, 2025	135,477	$0.1	$2,880.3	$(2,823.9)	$35.3	$91.8
_________________________________
(1)Includes a 1% excise tax on shares repurchased, net of the fair market value of new share issuances, of $4.9 million, $6.3 million, and $(2.3) million for the three months ended September 30, 2025, June 30, 2025, and March 31, 2025, respectively.

GoDaddy Inc.
Consolidated Statements of Stockholders' Equity (Deficit) (unaudited) (continued)
(In millions, except shares in thousands)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2023	142,051	$0.1	$2,271.6	$(2,320.7)	$111.2	$62.2
Net income	—	—	—	401.5	—	401.5
Equity-based compensation, including amounts capitalized	—	—	72.3	—	—	72.3
Repurchases of Class A common stock(1)	(1,245)	—	—	(147.1)	—	(147.1)
Impact of derivatives, net	—	—	—	—	19.8	19.8
Change in foreign currency translation adjustment	—	—	—	—	3.8	3.8
Vesting of restricted stock units and other	1,623	—	2.0	0.1	0.2	2.3
Balance at March 31, 2024	142,429	0.1	2,345.9	(2,066.2)	135.0	414.8
Net income	—	—	—	146.3	—	146.3
Equity-based compensation, including amounts capitalized	—	—	76.8	—	—	76.8
Repurchases of Class A common stock(1)	(2,058)	—	—	(502.8)	—	(502.8)
Issuance of Class A common stock under employee stock purchase plan	249	—	19.5	—	—	19.5
Impact of derivatives, net	—	—	—	—	(5.5)	(5.5)
Change in foreign currency translation adjustment	—	—	—	—	6.3	6.3
Vesting of restricted stock units and other	835	—	1.7	(0.1)	—	1.6
Balance at June 30, 2024	141,455	0.1	2,443.9	(2,422.8)	135.8	157.0
Net income	—	—	—	190.5	—	190.5
Equity-based compensation, including amounts capitalized	—	—	74.9	—	—	74.9
Repurchases of Class A common stock(1)	(1,876)	—	—	(20.3)	—	(20.3)
Impact of derivatives, net	—	—	—	—	(52.2)	(52.2)
Change in foreign currency translation adjustment	—	—	—	—	6.6	6.6
Vesting of restricted stock units and other	770	—	0.2	—	—	0.2
Balance at September 30, 2024	140,349	$0.1	$2,519.0	$(2,252.6)	$90.2	$356.7
_________________________________
(1)Includes a 1% excise tax on shares repurchased, net of the fair market value of new share issuances, of $1.4 million, $1.3 million, and $(0.5) million for the three months ended September 30, 2024, June 30, 2024, and March 31, 2024, respectively.
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net income	$629.9	$738.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89.8	103.1
Equity-based compensation expense	241.0	222.4
(Gain) loss on derivative instruments	38.8	6.7
Deferred taxes	80.4	(213.7)
Other	28.6	31.6
Changes in operating assets and liabilities:
Prepaid domain name registry fees	(42.6)	(40.3)
Accounts payable	(8.5)	(73.9)
Deferred revenue	251.3	262.3
Other operating assets and liabilities	(79.9)	(89.3)
Net cash provided by operating activities	1,228.8	947.2
Investing activities
Maturities of short-term investments	—	40.0
Purchases of property and equipment	(17.0)	(12.2)
Other investing activities	(2.2)	8.1
Net cash provided by (used in) investing activities	(19.2)	35.9
Financing activities
Proceeds received from:
Issuance of term loans	—	2,752.3
Issuance of Class A common stock under employee stock purchase plan	19.2	19.5
Payments made for:
Repurchases of Class A common stock	(1,383.0)	(668.1)
Repayment of long-term debt	(18.5)	(2,768.4)
Other financing activities	2.9	(11.2)
Net cash used in financing activities	(1,379.4)	(675.9)
Effect of exchange rate changes on cash and cash equivalents	4.5	1.1
Net increase (decrease) in cash and cash equivalents	(165.3)	308.3
Cash and cash equivalents, beginning of period	1,089.0	458.8
Cash and cash equivalents, end of period	$923.7	$767.1
Cash paid during the period for:
Interest on long-term debt, including impact of interest rate swaps	$103.6	$113.2
Income taxes, net of refunds received	$12.8	$16.8
Amounts included in the measurement of operating lease liabilities	$26.3	$29.9
Supplemental disclosure of non-cash transactions
Operating lease assets obtained in exchange for operating lease liabilities	$1.8	$11.5
Share repurchases not yet settled	$9.6	$—
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except shares in thousands and per share amounts)
1.    Organization and Background
Organization
GoDaddy was incorporated as a Delaware corporation on May 28, 2014. GoDaddy helps millions of entrepreneurs globally start, grow and scale their businesses. People come to GoDaddy to name their idea, build a website and logo, sell their products and services and accept payments. GoDaddy Airo®, the company's AI-powered experience, makes growing a small business faster and easier by helping them to get their idea online in minutes, drive traffic and boost sales. GoDaddy's expert guides are available 24/7 to provide assistance.
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
2.    Summary of Significant Accounting Policies
Property and Equipment
Property and equipment, net by geography was as follows:

	September 30, 2025	December 31, 2024
U.S.	$128.2	$133.1
All other international	18.4	23.3
	$146.6	$156.4
No single international country represented more than 10% of property and equipment, net in any period presented.
Equity Investments
We hold investments in privately held equity securities, which are recorded in other assets, with a carrying value of $58.0 million and $53.1 million as of September 30, 2025 and December 31, 2024, respectively.
Revenue Recognition
Disaggregated Revenue
Revenue by major product type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
A&C	$481.0	$423.1	$1,391.3	$1,211.8
Core: domains	595.9	535.9	1,724.0	1,597.1
Core: other	188.4	188.6	561.9	571.7
	$1,265.3	$1,147.6	$3,677.2	$3,380.6
No single customer represented over 10% of our total revenue for any period presented.
Revenue by geography is based on the customer's billing address and was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
U.S.	$842.8	$778.2	$2,470.0	$2,301.2
International	422.5	369.4	1,207.2	1,079.4
	$1,265.3	$1,147.6	$3,677.2	$3,380.6
No international country represented more than 10% of total revenue in any period presented.

See Note 7 for information regarding our deferred revenue.
Assets Recognized from Contract Costs
Costs to fulfill our customer contracts primarily relate to fees paid to various registries at the inception of a domain registration or renewal. We capitalize and recognize these prepaid domain name registry fees as cost of revenue consistent with the pattern of transfer of the product to which the asset relates. Such expense was $214.9 million and $200.3 million for the three months ended September 30, 2025 and 2024, respectively, and was $624.9 million and $589.9 million for the nine months ended September 30, 2025 and 2024, respectively.
We have no other material capitalized contract costs.
Restructuring and Other
Restructuring and other primarily represents charges related to restructuring activities undertaken to reduce future operating expenses and improve cash flows through reductions in force. See Note 13 for further discussion.
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
We hold certain assets and liabilities required to be measured at fair value on a recurring basis. These include time deposits and notice deposits, which we classify within Level 1 because we use quoted market prices to determine their fair value. Level 2 assets and liabilities include commercial paper and derivative financial instruments associated with hedging activity, as further discussed in Note 10. Derivative financial instruments are measured at fair value on the contract date and are subsequently remeasured each reporting period using inputs such as spot rates, discount rates and forward rates. There are no active markets for the commercial paper or hedge contracts themselves; however, the inputs used to calculate the fair value of the instruments are tied to active markets.
The following tables set forth our material assets and liabilities measured and recorded at fair value on a recurring basis:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Notice deposits	$225.0	$—	$—	$225.0
Time deposits	135.0	—	—	135.0
Commercial paper	—	29.9	—	29.9
Derivative assets	—	59.3	—	59.3
Total assets	$360.0	$89.2	$—	$449.2
Liabilities:
Derivative liabilities	$—	$138.2	$—	$138.2

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Time deposits	$144.9	$—	$—	$144.9
Notice deposits	140.0	—	—	140.0
Commercial paper	—	134.5	—	134.5
Derivative assets	—	172.7	—	172.7
Total assets	$284.9	$307.2	$—	$592.1
We have no other material assets or liabilities measured at fair value on a recurring basis.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (FASB) issued guidance to enhance the transparency and decision usefulness of income tax disclosures. This guidance requires additional disclosures, primarily focused on income taxes paid and the rate reconciliation table, and is effective for our 2025 fiscal year. Adoption of this guidance will result in additional disclosures, but it will not impact our financial position, results of operations or cash flows.
In November 2024, the FASB issued guidance requiring public business entities to disaggregate disclosure of income statement expenses. This guidance does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories within the footnotes to the financial statements. This update is effective for our 2027 fiscal year and interim periods in fiscal year 2028, with early adoption permitted. We are currently evaluating our timing for adoption and the impact on our future disclosures.
In September 2025, the FASB issued guidance that modernizes the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. Under the new guidance, capitalization begins when management authorizes and commits to funding a project and it is probable the project will be completed and used as intended. This update is effective for our 2028 fiscal year and interim periods within, with early adoption permitted. We are currently evaluating our timing for adoption and the impact on our financial statements.
3.    Goodwill and Intangible Assets
The following table summarizes changes in our goodwill balance by segment:

	A&C	Core	Total
Balance at December 31, 2024	$1,493.1	$2,025.8	$3,518.9
Impact of foreign currency translation	47.3	65.3	112.6
Balance at September 30, 2025	$1,540.4	$2,091.1	$3,631.5

Intangible assets, net are summarized as follows:

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	218.4	n/a	218.4
Contractual-based assets	292.7	n/a	292.7
Finite-lived intangible assets:
Customer-related	429.9	$(406.2)	23.7
Developed technology	241.1	(235.5)	5.6
Trade names and other	100.1	(81.8)	18.3
	$1,727.2	$(723.5)	$1,003.7

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	220.5	n/a	220.5
Contractual-based assets	292.7	n/a	292.7
Finite-lived intangible assets:
Customer-related	394.2	$(340.8)	53.4
Developed technology	235.1	(215.9)	19.2
Trade names and other	93.2	(68.2)	25.0
	$1,680.7	$(624.9)	$1,055.8
Amortization expense was $17.3 million and $19.6 million for the three months ended September 30, 2025 and 2024, and was $55.4 million and $59.3 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the weighted-average remaining amortization period was 16 months for total amortizable intangible assets, 29 months for trade names and other, 8 months for customer-related, and 6 months for developed technology.
Based on the balance of finite-lived intangible assets as of September 30, 2025, expected future amortization expense is as follows:

Year Ending December 31:
2025 (remainder of)	$16.4
2026	23.8
2027	4.4
2028	1.9
2029	1.2
$47.7

4.    Stockholders' Equity
Share Repurchases
Our board of directors (board) previously authorized the repurchase of up to $4,000.0 million of our Class A common stock. During the three months ended March 31, 2025, we made upfront payments totaling $767.4 million, which was equivalent to the amount remaining under this board authorization, to enter into two accelerated share repurchase agreements (ASRs) to repurchase shares of our Class A common stock. The ASRs were forward contracts indexed to our Class A common stock and met all of the applicable criteria for equity classification; therefore, the ASRs were not accounted for as derivative instruments. During April 2025, the ASRs were settled in full with the delivery of approximately 4.4 million shares of Class A common stock at a weighted average price of $176.02 per share. The total number of shares delivered under each ASR, and therefore the average purchase price paid per share, was determined based on the volume weighted-average price of our stock during the applicable purchase period less an agreed upon discount and subject to a cap. The shares received were retired at the time of delivery.
In April 2025, our board approved the repurchase of up to an additional $3,000.0 million of our Class A common stock through the end of 2027. Shares may be repurchased in open market purchases, block transactions and privately negotiated transactions, in accordance with applicable federal securities laws. This authorization does not obligate us to make any repurchases and may be modified, suspended or terminated by us at any time without prior notice. Under this repurchase plan, we repurchased a total of approximately 4.2 million shares of our Class A common stock, which were retired upon repurchase, for an aggregate purchase price of $625.3 million during the nine months ended September 30, 2025.
In aggregate, during the nine months ended September 30, 2025, we repurchased a total of approximately 8.6 million shares of our Class A common stock, which were retired upon repurchase, for an aggregate purchase price of $1,392.6 million. As of September 30, 2025, we had $2,374.7 million remaining available for repurchases under the current board authorization.
5.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2025	December 31, 2024
Derivative assets	$59.3	$172.7
Prepaid software and maintenance expenses	42.7	33.2
Usage-based prepaid expenses(1)	12.5	20.2
Other	25.2	19.1
	$139.7	$245.2
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

The following table summarizes stock option activity:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Exercise Price ($)
Outstanding at December 31, 2024	645	54.28
Exercised	(169)	39.31
Outstanding and vested at September 30, 2025	476	59.61
The following table summarizes stock award activity:

Number of Shares of Class A Common Stock (#)
Outstanding at December 31, 2024	4,955
Granted: RSUs	1,419
Granted: TSR-based PSUs	150
TSR-based PSU achievement above target	210
Vested	(2,573)
Forfeited	(351)
Outstanding at September 30, 2025(1)	3,810
_________________________________
(1)The balance of outstanding awards consisted of the following:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Grant- Date Fair Value Per Share ($)
RSUs	3,264	129.52
TSR-based PSUs	546	170.82
Outstanding at September 30, 2025	3,810
As of September 30, 2025, total unrecognized compensation expense related to non-vested equity grants was $391.0 million with an expected remaining weighted-average recognition period of 1.6 years.
7.    Deferred Revenue
Deferred revenue consisted of the following:

	September 30, 2025	December 31, 2024
Current:
A&C	$891.6	$783.2
Core	1,527.0	1,439.1
	$2,418.6	$2,222.3
Noncurrent:
A&C	$220.4	$197.0
Core	724.5	686.2
	$944.9	$883.2

The increase in deferred revenue is primarily driven by payments received in advance of satisfying our performance obligations, offset by $504.2 million and $2,048.0 million of revenue recognized during the three and nine months ended September 30, 2025 that was included in the deferred revenue balance as of December 31, 2024. Deferred revenue as of September 30, 2025 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are expected to be satisfied, as follows:

	Remainder of 2025	2026	2027	2028	2029	Thereafter	Total

A&C	$366.2	$571.3	$127.3	$34.8	$7.5	$4.9	$1,112.0
Core	593.3	1,065.7	319.4	121.3	62.9	88.9	2,251.5
	$959.5	$1,637.0	$446.7	$156.1	$70.4	$93.8	$3,363.5
8.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Derivative liabilities	$138.2	$—
Accrued payroll and employee benefits	131.3	146.0
Tax-related accruals	80.2	66.9
Accrued hosting and software licenses	32.2	17.8
Accrued legal and professional	26.5	35.3
Current portion of operating lease liabilities	21.8	23.0
Other	105.5	89.6
	$535.7	$378.6
9.    Long-Term Debt
Long-term debt consisted of the following:

	Maturity Date	September 30, 2025	December 31, 2024
2029 Term Loans (effective interest rate of 6.7% at September 30, 2025 and 7.6% at December 31, 2024)	November 10, 2029	$1,447.9	$1,458.9
2031 Term Loans (effective interest rate of 6.3% at September 30, 2025 and 7.2% at December 31, 2024)	May 31, 2031	987.5	995.0
2027 Senior Notes (effective interest rate of 5.5% at September 30, 2025 and 5.4% at December 31, 2024)	December 1, 2027	600.0	600.0
2029 Senior Notes (effective interest rate of 3.7% at September 30, 2025 and 3.6% at December 31, 2024)	March 1, 2029	800.0	800.0
Revolver	November 10, 2027	—	—
Total		3,835.4	3,853.9
Less: unamortized original issue discount and debt issuance costs(1)		(51.0)	(58.9)
Less: current portion of long-term debt		(15.5)	(15.9)
		$3,768.9	$3,779.1
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

As of September 30, 2025, we had $998.7 million available for borrowing under the Revolver as $1.3 million has been used to secure the issuance of standby letters of credit.
Senior Notes
As described in our 2024 Form 10-K, we have completed two offerings of senior notes (the Senior Notes), the 2027 Senior Notes due in 2027 and the 2029 Senior Notes due in 2029.
Fair Value
The estimated fair values of our long-term debt instruments are based on observable market prices for these instruments, which are traded in less active markets and therefore classified as Level 2 fair value measurements, and were as follows as of September 30, 2025:

2029 Term Loans	$1,446.1
2031 Term Loans	$986.3
2027 Senior Notes	$599.6
2029 Senior Notes	$759.2
Future Debt Maturities
Aggregate principal payments, exclusive of any unamortized original issue discount and debt issuance costs, due on long-term debt as of September 30, 2025 were as follows:

Year Ending December 31:
2025 (remainder of)	$6.2
2026	24.6
2027	624.6
2028	24.6
2029	2,210.3
Thereafter	945.1
$3,835.4
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

The following table summarizes our outstanding derivative instruments on a gross basis, all of which are considered Level 2 financial instruments:

	Notional Amount		Fair Value of Derivative Assets(2)		Fair Value of Derivative Liabilities(2)
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Cash flow hedges:
Foreign exchange forward contracts	$1,065.4	$946.3	$0.9	$33.2	$21.6	$—
Cross-currency swaps(1)	585.0	520.4	—	12.5	51.1	—
Interest rate swaps	1,923.4	1,939.0	58.4	111.0	—	—
Net investment hedges:
Cross-currency swaps(1)	749.8	667.0	—	16.0	65.5	—
Total hedges	$4,323.6	$4,072.7	$59.3	$172.7	$138.2	$—
_________________________________
(1)The notional values of the cross-currency swap have been translated from Euros to U.S. dollars at the foreign currency rates in effect of approximately 1.17 and 1.04 as of September 30, 2025 and December 31, 2024, respectively.
(2)In our balance sheets, all derivative assets are recorded within prepaid expenses and other current assets and all derivative liabilities are recorded within accrued expenses and other current liabilities.
The following table summarizes the effect of our hedging relationships on accumulated other comprehensive income (AOCI):

	Unrealized Gains (Losses) Recognized in Other Comprehensive Income
	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Cash flow hedges:
Foreign exchange forward contracts(1)	$15.0	$(21.0)	$(58.0)	$(10.5)
Cross-currency swaps	0.9	3.8	5.4	1.6
Interest rate swaps	(9.8)	(57.9)	(53.0)	(42.2)
Net investment hedges:
Cross-currency swaps	4.7	(22.7)	(81.9)	(3.7)
Total hedges	$10.8	$(97.8)	$(187.5)	$(54.8)
_________________________________
(1)Amounts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.

The following table summarizes the locations and amounts of gains (losses) recognized within earnings related to our hedging relationships:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Cash flow hedges:
Foreign exchange forward contracts:
Reclassified from AOCI into income	$(0.1)	$—	$—	$0.7	$—	$—
Cross-currency swaps:
Reclassified from AOCI into income(1)	—	2.1	2.8	—	2.3	(21.0)
Interest rate swaps:
Reclassified from AOCI into income	—	13.0	—	—	18.0	—
Net investment hedges:
Cross-currency swaps:
Reclassified from AOCI into income	—	2.7	—	—	3.1	—
Total hedges	$(0.1)	$17.8	$2.8	$0.7	$23.4	$(21.0)
_________________________________
(1)The amounts reflected in other income (expense), net include $(3.1) million and $21.1 million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by the cross-currency swap during the three months ended September 30, 2025 and 2024, respectively.

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Cash flow hedges:
Foreign exchange forward contracts:
Reclassified from AOCI into income	$1.8	$—	$—	$3.6	$—	$—
Cross-currency swaps:
Reclassified from AOCI into income(1)	—	6.6	(69.2)	—	7.2	(4.8)
Interest rate swaps:
Reclassified from AOCI into income	—	38.8	—	—	54.7	—
Net investment hedges:
Cross-currency swaps:
Reclassified from AOCI into income	—	8.6	—	—	9.4	—
Total hedges	$1.8	$54.0	$(69.2)	$3.6	$71.3	$(4.8)
_________________________________
(1)The amounts reflected in other income (expense), net include $68.5 million and $4.6 million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by the cross-currency swap during the nine months ended September 30, 2025 and 2024, respectively.
As of September 30, 2025, we estimate that $64.5 million of net deferred gains related to our designated hedges will be recognized in earnings over the next 12 months. No amounts have been excluded from our hedge effectiveness testing.

Risk Management Strategies
There have been no material changes in the risk management strategies associated with our derivatives from those disclosed in the 2024 10-K.
11.     Leases
Our operating leases primarily consist of office and data center space expiring at various dates through October 2034. Certain leases include options to renew or terminate at our discretion. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of September 30, 2025, operating leases have a remaining weighted-average lease term of 6.1 years and our operating lease liabilities were measured using a weighted-average discount rate of 5.3%.
The components of operating lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease costs	$6.0	$6.3	$18.4	$20.8
Variable lease costs	1.8	4.2	8.2	11
Sublease income	(2.1)	(2.6)	(5.9)	(7.3)
Total net lease cost	$5.7	$7.9	$20.7	$24.5

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
Our accrual for estimated indirect tax liabilities was $33.7 million and $31.5 million as of September 30, 2025 and December 31, 2024, respectively, reflecting our best estimate of the probable liability based on an analysis of our business activities, revenues subject to indirect taxes and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation or settlements could be materially different than the amounts established for indirect tax contingencies.

13.    Restructuring and Other Charges
We recognized $7.9 million of pre-tax restructuring charges in our statement of operations related to severance and certain other immaterial items during the nine months ended September 30, 2025. Of the $7.9 million of pre-tax restructuring charges recognized during the nine months ended September 30, 2025, $1.6 million and $3.5 million were recognized within our A&C and Core segments, respectively, and $2.8 million was recognized as corporate overhead.
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
The following table shows the total amount incurred and the accrued restructuring costs for severance and employee benefits, which are recorded in accrued expenses and other current liabilities in our balance sheet:

Accrued Restructuring Costs
Accrued restructuring costs as of December 31, 2024	$0.8
Restructuring costs incurred	7.3
Amount paid	(3.7)
Accrued restructuring costs as of September 30, 2025(1)	$4.4

Accrued restructuring costs as of December 31, 2023	$7.4
Restructuring costs incurred(2)	16.6
Amount paid	(23.1)
Accrued restructuring costs as of September 30, 2024	$0.9
________________________________
(1)We expect to make substantially all remaining restructuring payments by the end of the first quarter of 2026.
(2)Excludes $0.8 million in equity-based compensation expense associated with our restructuring plans in 2024 which was recorded within additional paid-in capital.
14.    Income Taxes
Our effective tax rate for the nine months ended September 30, 2025 is 13.3%, which differs from the U.S. federal statutory rate primarily due to U.S. research and development tax credits, excess tax benefits related to equity-based compensation and a one-time benefit for the recognition of an uncertain tax position of $34.6 million.
We monitor the realizability of our deferred tax assets (DTAs) considering all relevant factors at each reporting period. As of September 30, 2025, based on the relevant weight of positive and negative evidence, including our ability to forecast future operating results, historical tax losses and our ability to utilize DTAs within the requisite carryforward periods, we do not maintain a valuation allowance on the majority of our U.S. federal and state DTAs.
We maintain valuation allowances on certain U.S., state and foreign carry forwards as we concluded they are not more likely than not to be realized.
Uncertain Tax Positions
The total amount of gross unrecognized tax benefits was $171.9 million as of September 30, 2025, of which $112.0 million, if fully recognized, would decrease our effective tax rate. Although we believe the amounts reflected in our tax returns substantially comply with applicable U.S. federal, state and foreign tax regulations, the respective taxing authorities may take contrary positions based on their interpretation of the law. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision or benefit for income taxes in the period in which a final determination is made.
During the nine months ended September 30, 2025, we recognized a $34.6 million income tax benefit related to the recognition of an uncertain tax position in a foreign jurisdiction as a result of a favorable tax court ruling.

Tax Reform
On July 4, 2025, the U.S. enacted H.R. 1 (One Big Beautiful Bill Act or The Act). The Act includes, among other provisions, changes to the U.S. corporate income tax system including allowing immediate expensing of qualifying research and development expenses and permanently extending certain provisions within the Tax Cuts and Jobs Act. The provisions which became effective beginning July 1, 2025 did not have a material impact to us. Based on our current analysis, we do not expect the remaining provisions to have a material impact; however, we will continue to evaluate their impact as further information becomes available.
15.    Income Per Share
Basic income per share is computed by dividing net income by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted income per share is computed giving effect to all potentially dilutive shares unless their effect is antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$210.5	$190.5	$629.9	$738.3
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	137,159	140,523	139,176	141,437
Effect of dilutive securities:
Stock options	295	457	359	456
RSUs, PSUs and employee stock purchase plan shares	1,619	3,158	2,472	3,286
Weighted-average shares of Class A common stock outstanding—diluted	139,073	144,138	142,007	145,179

Net income per share of Class A common stock—basic	$1.53	$1.36	$4.53	$5.22
Net income per share of Class A common stock—diluted	$1.51	$1.32	$4.44	$5.09

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted income per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
RSUs, PSUs and employee stock purchase plan shares	1,106	44	1,934	337
16.     Segment Information
We report our operating results through two reportable segments: A&C and Core.
Our chief operating decision maker (CODM), which, as of September 30, 2025, was our Chief Executive Officer, evaluates the performance of and allocates resources to our segments based on each segment's revenue and earnings before interest, taxes, depreciation and amortization (Segment EBITDA). Segment EBITDA is evaluated on a monthly basis by the CODM by monitoring actual results versus the annual plan. This comparison is performed to make strategic decisions regarding segment profitability, resource allocation, pricing strategies and cost optimization. Segment EBITDA is defined as segment revenues less costs and operating expenses, excluding depreciation and amortization, interest expense (net), provision or benefit for income taxes, equity-based compensation expense, acquisition-related costs, restructuring-related expenses and certain other items. We believe Segment EBITDA serves as a measure that assists our CODM and our investors in comparing our segments' performance on a consistent basis.
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
The following table presents our segment information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

A&C
Revenue	$481.0	$423.1	$1,391.3	$1,211.8
Other segment items(1)	(261.1)	(228.5)	(768.7)	(678.7)
Segment EBITDA	219.9	194.6	622.6	533.1
Core
Revenue	784.3	724.5	2,285.9	2,168.8
Other segment items(2)	(525.8)	(485.5)	(1,546.0)	(1,493.6)
Segment EBITDA	258.5	239.0	739.9	675.2

Total revenue	1,265.3	1,147.6	3,677.2	3,380.6
Total other segment items	(786.9)	(714.0)	(2,314.7)	(2,172.3)
Total Segment EBITDA	478.4	433.6	1,362.5	1,208.3
Unallocated corporate overhead	(69.8)	(67.1)	(207.8)	(197.1)
Depreciation and amortization	(28.4)	(32.8)	(89.8)	(103.1)
Equity-based compensation expense(3)	(79.6)	(74.4)	(241.0)	(221.6)
Interest expense, net of interest income	(28.7)	(33.2)	(85.8)	(102.4)
Restructuring and other(4)	(4.9)	(5.1)	(12.0)	(45.0)
Income before income taxes	267.0	221.0	726.1	539.1
Benefit (provision) for income taxes	(56.5)	(30.5)	(96.2)	199.2
Net income	$210.5	$190.5	$629.9	$738.3
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
(3)The nine months ended September 30, 2024 exclude $0.8 million of equity-based compensation expense associated with our restructuring activities which is included within restructuring and other.
(4)In addition to restructuring and other in our statements of operations, other charges included are primarily composed of lease-related expenses associated with closed facilities, charges related to certain legal matters, expenses incurred in relation to the refinancing of our long-term debt and incremental expenses associated with certain professional services.
17.    Accumulated Other Comprehensive Income (Loss)
The following table presents AOCI activity in equity:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Total AOCI
Balance as of December 31, 2024	$(67.7)	$200.2	$132.5
Other comprehensive income (loss) before reclassifications	(35.2)	(48.6)	(83.8)
Amounts reclassified from AOCI	—	(13.4)	(13.4)
Other comprehensive income (loss)	(35.2)	(62.0)	(97.2)
Balance as of September 30, 2025	$(102.9)	$138.2	$35.3

Balance as of December 31, 2023	$(83.6)	$195.0	$111.4
Other comprehensive income (loss) before reclassifications	16.7	(108.0)	(91.3)
Amounts reclassified from AOCI	—	70.1	70.1
Other comprehensive income (loss)	16.7	(37.9)	(21.2)
Balance as of September 30, 2024	$(66.9)	$157.1	$90.2
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
Consolidated Third Quarter Financial Highlights
Below are our key consolidated financial highlights for the three months ended September 30, 2025, with comparisons to the three months ended September 30, 2024.
•Total revenue of $1,265.3 million, an increase of 10.3% on a reported and constant currency basis(1).
•International revenue of $422.5 million, an increase of 14.4% on a reported and constant currency basis(1).
•Total bookings of $1,354.5 million, an increase of 9.1%, or 9.0% on a constant currency basis(1).
•Operating income of $296.7 million, an increase of 16.9%.
•Net income of $210.5 million, an increase of 10.5%.
•Normalized EBITDA(2) of $408.6 million, an increase of 11.5%.
•Net cash provided by operating activities of $444.2 million, an increase of 25.1%.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue

Revenue:
Applications and commerce	$481.0	38.0%	$423.1	36.9%	$1,391.3	37.8%	$1,211.8	35.8%
Core platform	784.3	62.0%	724.5	63.1%	2,285.9	62.2%	2,168.8	64.2%
Total revenue	1,265.3	100.0%	1,147.6	100.0%	3,677.2	100.0%	3,380.6	100.0%
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	468.3	37.0%	407.4	35.5%	1,351.1	36.7%	1,230.2	36.4%
Technology and development	210.5	16.6%	205.1	17.9%	630.1	17.1%	613.9	18.2%
Marketing and advertising	92.0	7.3%	84.4	7.4%	285.5	7.8%	265.1	7.8%
Customer care	72.6	5.8%	68.9	6.0%	217.2	5.9%	218.6	6.5%
General and administrative	91.3	7.2%	94.8	8.2%	285.3	7.8%	282.1	8.3%
Restructuring and other	5.5	0.4%	0.4	—%	7.9	0.2%	29.7	0.9%
Depreciation and amortization	28.4	2.3%	32.8	2.9%	89.8	2.5%	103.1	3.0%
Total costs and operating expenses	968.6	76.6%	893.8	77.9%	2,866.9	78.0%	2,742.7	81.1%
Operating income	296.7	23.4%	253.8	22.1%	810.3	22.0%	637.9	18.9%
Interest expense	(38.3)	(3.0)%	(39.4)	(3.4)%	(113.8)	(3.1)%	(120.2)	(3.6)%
Loss on debt extinguishment	—	—%	—	—%	—	—%	(3.1)	(0.1)%
Other income (expense), net	8.6	0.7%	6.6	0.6%	29.6	0.8%	24.5	0.7%
Income before income taxes	267.0	21.1%	221.0	19.3%	726.1	19.7%	539.1	15.9%
Benefit (provision) for income taxes	(56.5)	(4.5)%	(30.5)	(2.7)%	(96.2)	(2.6)%	199.2	5.9%
Net income	$210.5	16.6%	$190.5	16.6%	$629.9	17.1%	$738.3	21.8%

Non-GAAP Financial Measures, Operating Metrics and Business Metrics
In addition to our results determined in accordance with GAAP, we believe that the following non-GAAP financial measures, operating metrics and business metrics may be useful as supplements in evaluating our ongoing operational performance:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Normalized EBITDA	$408.6	$366.5	$1,154.7	$1,011.2
Annualized recurring revenue	$4,293.5	$3,974.6	$4,293.5	$3,974.6
Total bookings	$1,354.5	$1,241.7	$4,116.8	$3,816.3
Total customers at period end (in thousands)	20,413	20,725	20,413	20,725
ARPU	$237	$215	$237	$215
Domains under management (in thousands)	80,335	81,658	80,335	81,658
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

Reconciliation of NEBITDA
The following table reconciles NEBITDA to net income, its most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$210.5	$190.5	$629.9	$738.3
Depreciation and amortization	28.4	32.8	89.8	103.1
Equity-based compensation expense(1)	79.6	74.4	241.0	221.6
Interest expense, net of interest income	28.7	33.2	85.8	102.4
Restructuring and other(2)	4.9	5.1	12.0	45.0
Provision (benefit) for income taxes	56.5	30.5	96.2	(199.2)
NEBITDA	$408.6	$366.5	$1,154.7	$1,011.2
_________________________________
(1)The nine months ended September 30, 2024 excludes $0.8 million of equity-based compensation expense associated with our restructuring activities, which is included within restructuring and other.
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

Constant Currency
The following table provides a reconciliation of constant currency:

Three Months Ended September 30, 2025
Revenue	$1,265.3
Constant currency adjustment	0.2
Constant currency revenue	$1,265.5
Revenue
We generate the majority of our revenue from sales of product subscriptions, as described in our 2024 Form 10-K. Our subscriptions can range from monthly terms to multi-annual terms of up to ten years, depending on the product. Revenue is presented net of refunds, and we maintain a reserve to provide for refunds granted to customers.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Applications and commerce	$481.0	$423.1	$57.9	13.7%	$1,391.3	$1,211.8	$179.5	14.8%
Core platform	784.3	724.5	59.8	8.3%	2,285.9	2,168.8	117.1	5.4%
Total revenue	$1,265.3	$1,147.6	$117.7	10.3%	$3,677.2	$3,380.6	$296.6	8.8%
Total revenue increased 10.3% and 8.8% for the three and nine months ended, respectively, due to the increases in our A&C and Core revenues, as described below:
A&C
A&C revenue grew $57.9 million, or 13.7%, for the three months ended September 30, 2025 and $179.5 million, or 14.8%, for the nine months ended September 30, 2025 due to continued customer adoption of our subscription-based products.

Core
Core revenue grew $59.8 million, or 8.3%, for the three months ended September 30, 2025 driven by $30.1 million growth in aftermarket revenue and $29.9 million growth in domain registration and add-on revenues.
Core revenue grew $117.1 million, or 5.4%, for the nine months ended September 30, 2025 driven by $83.5 million growth in domain registration and add-on revenues and $43.3 million growth in aftermarket revenue. This increase was offset by a shift in sales mix as well as a $9.6 million decrease in hosting revenues related to end of life migrations away from certain products and the disposition of certain hosting assets in 2024.
Bookings
The following table presents our total bookings for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Total bookings	$1,354.5	$1,241.7	$112.8	9.1%	$4,116.8	$3,816.3	$300.5	7.9%
The $112.8 million, or 9.1%, increase in total bookings for the three months ended September 30, 2025 and the $300.5 million, or 7.9%, increase in total bookings for the nine months ended September 30, 2025 were driven by strength in domains and aftermarket and continued customer adoption of our subscription-based A&C products. For the nine months ended September 30, 2025, the increase was offset by a $9.4 million impact from changes in foreign currency exchange rates net of hedging gains from our cash flow hedging program.
After October 3, 2025, following a competitive rebid in the second quarter of 2025, we will no longer operate as the registry service provider for the .CO top-level domain. We do not expect this transition to have a material impact to our financial results and will continue to offer .CO to customers in our capacity as an accredited registrar.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Cost of revenue (excluding depreciation and amortization)	$468.3	$407.4	$60.9	14.9%	$1,351.1	$1,230.2	$120.9	9.8%
The $60.9 million, or 14.9%, increase in cost of revenue for the three months ended September 30, 2025 was driven by the increases in revenue described above as well as a combined $8.9 million increase related to the timing of certain costs associated with the sale of bundled products and a higher number of lower-margin aftermarket sales.
The $120.9 million, or 9.8%, increase in cost of revenue for the nine months ended September 30, 2025 were driven by the increases in revenue described above.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

Technology and development	$210.5	$205.1	$5.4	2.6%	$630.1	$613.9	$16.2	2.6%
There was no material change in technology and development expenses for the three months ended September 30, 2025.
The $16.2 million, or 2.6%, increase in technology and development expenses for the nine months ended September 30, 2025, was attributable to a $14.6 million increase in personnel costs associated with our continued investment in product development.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

Marketing and advertising	$92.0	$84.4	$7.6	9.0%	$285.5	$265.1	$20.4	7.7%
The $7.6 million, or 9.0%, increase in marketing and advertising expenses for the three months ended September 30, 2025 and the $20.4 million, or 7.7%, increase in marketing and advertising expenses for the nine months ended September 30, 2025, were attributable to an increase in discretionary advertising spend in support of our strategic initiatives, including broader awareness of our AI-powered solutions, including our GoDaddy Airo experience.
Customer care
Customer care expenses represent the costs to guide and service our customers, primarily consisting of personnel costs. We expect customer care expenses to fluctuate depending on the methods of customer interaction utilized as well as the level of personnel required to support our business.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

Customer care	$72.6	$68.9	$3.7	5.4%	$217.2	$218.6	$(1.4)	(0.6)%
There was no material change in customer care expenses for the three and nine months ended September 30, 2025.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

General and administrative	$91.3	$94.8	$(3.5)	(3.7)%	$285.3	$282.1	$3.2	1.1%
There was no material change in general and administrative expenses for the three and nine months ended September 30, 2025.
Restructuring and other

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

Restructuring and other	$5.5	$0.4	$5.1	1,275.0%	$7.9	$29.7	$(21.8)	(73.4)%
There was no material change in restructuring and other for the three months ended September 30, 2025.
Restructuring and other was $7.9 million for the nine months ended September 30, 2025, which related to severance and employee benefits incurred pursuant to restructuring activities. Restructuring and other was $29.7 million for the nine months ended September 30, 2024, which includes $17.4 million of costs incurred pursuant to restructuring activities and $5.7 million of expense related to the abandonment of certain operating leases.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

Depreciation and amortization	$28.4	$32.8	$(4.4)	(13.4)%	$89.8	$103.1	$(13.3)	(12.9)%
There was no material change in depreciation and amortization expenses for the three months ended September 30, 2025.
The $13.3 million, or 12.9%, decrease in depreciation and amortization expense for the nine months ended September 30, 2025 was attributable to fully depreciated assets and accelerated depreciation related to office closures in Q2 2024.

Interest expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

Interest expense	$38.3	$39.4	$(1.1)	(2.8)%	$113.8	$120.2	$(6.4)	(5.3)%
There was no material change in interest expense for the three and nine months ended September 30, 2025.
Other income (expense), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

Other income (expense), net	$8.6	$6.6	$2.0	30.3%	$29.6	$24.5	$5.1	20.8%
There was no material change in other income (expense), net for the three and nine months ended September 30, 2025.
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
Applications and Commerce
The following table presents the results for our A&C segment for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%/bps	2025	2024	$	%/bps
Revenue	$481.0	$423.1	$57.9	13.7%	$1,391.3	$1,211.8	$179.5	14.8%
Segment EBITDA	$219.9	$194.6	$25.3	13.0%	$622.6	$533.1	$89.5	16.8%
Segment EBITDA Margin	45.7%	46.0%	n/a	(30) bps	44.7%	44.0%	n/a	70 bps
The $25.3 million, or 13.0%, increase in A&C Segment EBITDA for the three months ended September 30, 2025 was attributed to a $57.9 million increase in revenue as described above. This increase was offset by a $32.6 million increase in other segment items driven by higher cost of revenue which was attributable to the increase in revenue as well as higher marketing costs (excluding acquisition-related costs, equity-based compensation expense and depreciation and amortization expense).
The $89.5 million, or 16.8%, increase in A&C Segment EBITDA for the nine months ended September 30, 2025 was attributed to a $179.5 million increase revenue described above. This increase was offset by a $90.0 million increase in other segment items driven by higher cost of revenue attributable to an increase in revenue as well as operating expenses (excluding acquisition-related costs, equity-based compensation expense and depreciation and amortization expense) attributable to higher marketing costs and higher technology and development costs.

Core Platform
The following table presents the results for our Core segment for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%/bps	2025	2024	$	%/bps
Revenue	$784.3	$724.5	$59.8	8.3%	$2,285.9	$2,168.8	$117.1	5.4%
Segment EBITDA	$258.5	$239.0	$19.5	8.2%	$739.9	$675.2	$64.7	9.6%
Segment EBITDA Margin	33.0%	33.0%	n/a	0 bps	32.4%	31.1%	n/a	130 bps
The $19.5 million, or 8.2%, increase in Core Segment EBITDA for the three months ended September 30, 2025 was attributed to a $59.8 million increase in revenue as described above. This increase was offset by a $40.3 million increase in other segment items driven by higher cost of revenue attributable to the increase in revenue.
The $64.7 million, or 9.6%, increase in Core Segment EBITDA for the nine months ended September 30, 2025 was attributed to a $117.1 million increase in revenue as described above as well as lower operating expenses (excluding acquisition-related costs, equity-based compensation expense and depreciation and amortization expense) attributable to lower care and technology and development costs. This increase was offset by a $52.4 million increase in other segment items driven by higher cost of revenue attributable to the increase in revenue and higher marketing costs.
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
In general, we seek to deploy our capital by focusing on requirements for our operations, growth investments and stockholder returns. Our strategy is to deploy capital, whether debt, equity or internally generated cash, depending on the adequacy and availability of the source of capital and which source may be used most efficiently and at the lowest cost at such time. Therefore, while cash from operations is our primary source of operating liquidity and we believe our internally generated cash flows are sufficient to support our day-to-day operations, we may use a variety of capital sources to fund our needs for less predictable investment decisions such as strategic acquisitions and share repurchases.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2025	2024

Net cash provided by operating activities	$1,228.8	$947.2
Net cash provided by (used in) investing activities	(19.2)	35.9
Net cash used in financing activities	(1,379.4)	(675.9)
Effect of exchange rate changes on cash and cash equivalents	4.5	1.1
Net increase (decrease) in cash and cash equivalents	$(165.3)	$308.3
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
Net cash provided by operating activities increased $281.6 million driven by the growth in total bookings. The increase was also driven by lower restructuring related payments.
Investing Activities
Our investing activities generally consist of strategic investments, dispositions and purchases of property and equipment to support the overall growth of our business. We expect our investing cash flows to be affected by the timing of payments we make for capital expenditures, strategic acquisitions or other growth opportunities we decide to pursue.
Net cash provided by investing activities decreased $55.1 million due to maturities of short-term investments totaling $40.0 million as well as proceeds from dispositions of certain assets and liabilities of our hosting business in the nine months ended September 30, 2024.
Financing Activities
Our financing activities generally consist of long-term debt borrowings, the repayment of principal on long-term debt, stock option exercises, employee stock purchase plan proceeds and share repurchases.
Net cash used in financing activities increased $703.5 million driven by a $714.9 million increase in share repurchases.
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

Our long-term debt agreements contain covenants restricting, among other things, our ability, or the ability of our subsidiaries, to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes including mergers and consolidations, sell assets, make restricted payments including dividends, distributions and investments, prepay junior indebtedness and engage in operations other than in connection with acting as a holding company, subject to customary exceptions. As of September 30, 2025, we were in compliance with all such covenants and had $998.7 million available for borrowing under the Revolver.
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
Share Repurchases
As discussed in Note 4 to our financial statements, the board previously authorized the repurchase of up to $4,000.0 million of our Class A common stock. During the three months ended March 31, 2025, we executed two ASRs totaling $767.4 million in upfront payments, fully utilizing the amount remaining under this board authorization. These ASRs were fully settled in April 2025 with the delivery of approximately 4.4 million shares at a weighted average price of $176.02 per share. Upon completion of the ASRs, no amount was remaining for repurchases under this board authorization.
In April 2025, the board approved the repurchase of up to an additional $3,000.0 million of our Class A common stock through the end of 2027 as further discussed in Note 4 to the financial statements. Under this repurchase plan, we repurchased a total of approximately 4.2 million shares of our Class A common stock, which were retired upon repurchase, for an aggregate purchase price of $625.3 million during the nine months ended September 30, 2025.
In aggregate, during the nine months ended September 30, 2025, we repurchased a total of approximately 8.6 million shares of our Class A common stock, which were retired upon repurchase, for an aggregate purchase price of $1,392.6 million.
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
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts may fail to meet their contractual obligations. To mitigate such counterparty credit risk, we enter into contracts only with carefully selected financial institutions based upon ongoing evaluations of their creditworthiness. As a result, we do not believe we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of September 30, 2025.

Foreign Currency Risk
We manage our exposure to changes in foreign currency exchange rates through the use of foreign exchange forward contracts and cross-currency swap contracts. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and cash equivalents.
Foreign Exchange Forward Contracts
A portion of our bookings, revenue and operating expenses is denominated in foreign currencies, which are subject to exchange rate fluctuations. Our most significant foreign currency exposures are the British pound, the Canadian dollar and the Euro. Our reported bookings, revenues and operating results may be impacted by fluctuations in foreign currency exchange rates. Fluctuations in exchange rates may also cause us to recognize transaction gains and losses in our statements of operations; such amounts were not material during the current period. As we continue to maintain a strong international presence, our exposure to fluctuations in exchange rates will increase, which may increase the costs associated with this growth. During the three months ended September 30, 2025, total revenue growth in constant currency would have had an insignificant impact and total bookings growth in constant currency would have been 10 basis points lower. Constant currency is calculated by translating bookings and revenue for each month in the current period using the foreign currency exchange rates for the corresponding month in the prior period, excluding any hedging gains or losses realized during the period. We believe constant currency information is useful in analyzing underlying trends in our business by eliminating the impact of fluctuations in foreign currency exchange rates and allows for period-to-period comparisons of our performance.
From time-to-time, we may utilize foreign exchange forward contracts to manage the volatility of our bookings and revenue related to foreign currency transactions. These forward contracts reduce, but do not eliminate, the impact of adverse currency exchange rate fluctuations. We generally designate these forward contracts as cash flow hedges for accounting purposes. Changes in the intrinsic value of designated hedges are recorded as a component of accumulated other comprehensive income (loss) (AOCI). Gains and losses, once realized, are recorded as a component of AOCI and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. As of September 30, 2025, the realized loss and unrealized loss included in AOCI were $2.1 million and $20.7 million, respectively.
Cross-Currency Swaps
In order to manage variability due to movements in foreign currency exchange rates related to a Euro-denominated intercompany loan, we entered into five-year cross-currency swaps in April 2017. In March 2022, we entered into a transaction to extend the maturity of these swaps to August 31, 2027, as described in Note 10 to our financial statements. The cross-currency swaps had an aggregate amortizing notional amount of €1,137.6 million at September 30, 2025 (approximately $1,334.8 million).
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
Total borrowings under our 2031 Term Loans were $987.5 million as of September 30, 2025. The amortization rate for the 2031 Term Loans is 1.00% per annum and the 2031 Term Loans were issued at an applicable margin of (i) 1.75% for the term loans that are SOFR loans and (ii) 0.75% for the term loans that are ABR loans.

Total borrowings under our 2029 Term Loans were $1,447.9 million as of September 30, 2025. The amortization rate for the 2029 Term Loans is 1.00% per annum and the 2029 Term Loans were issued at an applicable margin of (i) 1.75% for the term loans that are SOFR loans and (ii) 0.75% for the term loans that are ABR loans.
All SOFR-based interest rates under the Credit Facility are subject to a 0.0% floor.
There have been no material changes in the interest rate swaps disclosed in the 2024 10-K. The interest rate swaps on the 2029 and the 2031 Term Loans had a notional amount of $1,212.8 million and $710.6 million, respectively, as of September 30, 2025.

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
Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2025 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
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
•Our use, development, adoption, deployment and maintenance of AI and other new and evolving technologies may present significant risks, which could result in increased costs, litigation, reputational harm and liability.
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
Our success largely depends on our ability to continue to increase sales to new and existing customers. We cannot be assured that we will achieve increasing growth rates in future periods as our ability to increase sales to new and existing customers and ultimately our total revenue could fluctuate as a result of a number of factors, such as lower demand or satisfaction with our solutions, the timeliness and success of new products or product enhancements, pricing of our solutions compared to our competitors, competitive conditions, customer spending levels, changes in the type and size of our customer base, the reliability and availability of our customer support, general economic and global market conditions, or other factors that are not known to us at this time.
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
Moreover, we focus our operations on entrepreneurs, customers with new ventures and those with established small and medium-sized businesses. We aim to grow our revenues by adding new customers, selling additional business solutions to these customers and encouraging them to continue to use and purchase our products and services. However, these customers often have limited budgets and may choose not to allocate resources to our solutions, especially in times of economic uncertainty or recessions. In addition, varying economic conditions could result in decreases or increases in business formations or failures of businesses we serve. If this market fails to be as lucrative as we project or we are unable to market and sell our services to these businesses effectively, or we are unable to increase sales of our products to all customer segments we target, or may target in the future, our ability to grow our revenues and maintain profitability may be harmed.
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
Our use, development, adoption, deployment and maintenance of AI and other new and evolving technologies may present significant risks, which could result in increased costs, litigation, reputational harm and liability.
We are increasingly using new and rapidly evolving technologies, such as AI, to, among other things, develop new tools and solutions, add new features in our existing solutions and enhance our own business operations. There are significant risks involved in the development, adoption, use, deployment and maintenance of AI, such as potential increases in intellectual property infringement or misappropriation claims, privacy, data protection, cybersecurity, confidentiality, operational and technological risks, as well as risks associated with harmful content, accuracy, bias and discrimination, any of which could affect our further development, adoption, use, deployment and maintenance of AI. Our use of AI technologies in new or existing solutions and within our business operations may result in new or increasing governmental or regulatory scrutiny, litigation, ethical concerns, increases in research and development or other costs or other complications that are not yet known to us, each of which could adversely affect our business, reputation or financial results.
Legal and regulatory frameworks related to the use of AI are rapidly evolving, as regulation of the use of AI continues to be considered and adopted by various U.S. and international governmental and regulatory entities. Several jurisdictions have passed, or are considering, new laws, rules and regulations relating to the use of AI or its outputs. For example, in 2024, the E.U.

adopted the E.U. AI Act and U.S. states, including Colorado and California, have adopted laws, rules and regulations directly relating to the use of AI or extending the application of existing laws, such as those relating to employment, rules and regulations to AI systems and outputs. Any failure by us to comply with any AI-related laws, rules and regulations could result in fines and negative publicity, which could result in reputational harm and damage to our business. In addition, the future impact of these or other new laws, rules or regulations on us is uncertain. We may not be able to adequately anticipate or respond to new laws, rules and regulations, and we may need to expend additional resources to adjust our offerings or update our business practices in certain jurisdictions if applicable legal frameworks are inconsistent across jurisdictions. The costs of complying with such laws, rules or regulations could be significant and could increase our operating expenses, which could adversely affect our business, financial condition and results of operations.
In addition, many existing laws, rules and regulations apply to certain aspects of AI, such as automated decision making, affecting fundamental data subject rights. Similarly, the intellectual property ownership and license rights, including as related to copyright, surrounding AI technologies has not been fully addressed by international and U.S. courts or the laws, rules or regulations of the U.S., including U.S. states, and foreign jurisdictions. Any content created by us using generative AI tools may not benefit from intellectual property protection which may affect our ability to commercialize such content. The use or adoption of AI technologies in our solutions may subject us to copyright infringement or other intellectual property claims. If we, or third-party developers whose AI we rely on, do not have sufficient rights to use the data or other material used or processed by such AI technology, we also may incur liability through the actual or alleged violation of applicable laws, rules and regulations, third-party intellectual property, privacy, or other rights or contractual obligations. We may not always be able to anticipate how to comply with these legal and regulatory frameworks and we may have to expend resources to adjust our tools, solutions or business operations to meet the standards set by such frameworks, which vary by jurisdiction. Any inability to appropriately comply with the existing laws, rules and regulations that implicate aspects of AI could result in legal liability, regulatory action or brand and reputational harm.
Our use of AI could also pose other concerns. If we enable or offer solutions that draw controversy or if these new offerings do not work as we intend, we may experience brand or reputational harm, competitive harm or legal liability. Further, AI may create content that appears correct but is factually inaccurate, incomplete, insufficient, biased or otherwise flawed or contains copyrighted or other protected material, which may not be easily detectable despite internal policies and diligence efforts. To the extent we or our customers rely on such results, we could incur operational inefficiencies, competitive harm, brand or reputational harm, or other adverse impacts on our business and results of operations. Additionally, our employees, contractors, vendors and service providers' use of AI-powered software offered by third-parties may lead to the inadvertent disclosure of our personal, sensitive, proprietary or confidential information into publicly available third-party training sets, which may impact our ability to realize the benefit of, or adequately maintain, protect and enforce our intellectual property or our personal, sensitive, proprietary or confidential information, harming our competitive position and business. The rapid evolution of the use of AI requires and will continue to require resources to develop, test and maintain our products and services to help ensure that AI is implemented appropriately to minimize unintended and harmful impacts.
It is not possible to predict all risks related to the use of AI, and changes in laws, rules, directives and regulations governing AI may adversely affect our development, adoption, use, deployment and maintenance of AI or subject us to legal liability, regulatory action or brand and reputational harm. For further information concerning the risks posed by our competitors' use of AI, please refer to the Risk Factor "We face significant competition for our products, which we expect will continue to intensify, and we may not be able to maintain or improve our competitive position or market share."
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
In addition, businesses rely heavily on social media channels, such as Meta, TikTok, Snapchat, X and WeChat, to reach their customers, and individuals are accessing the Internet more frequently through various applications on their mobile devices. As reliance on these social media channels and applications increases, domain names and websites may become less prominent, and their value may decline. In addition, we are dependent on the interoperability of our products with these channels, applications and mobile devices. If we are unable to effectively integrate our solutions with and within these channels and applications or on these devices, we may lose market share. These and other evolving technologies, including AI, and changes in customer behavior may have an adverse effect on our business and growth prospects.
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
In addition, we and our competitors continue to invest in AI and integrate AI capabilities into products, services and internal operations. AI technology and services are highly competitive, rapidly evolving and may at times require significant investment, including with respect to development and operational costs, to meet the changing needs and expectations of our existing and potential customers and our own operations. Other companies may develop AI products and technologies that are similar or superior to our technologies or more cost-effective to deploy. If we fail to successfully and meaningfully develop, adopt, use, differentiate and maintain AI capabilities into our solutions and internal operations, effectively manage the related risks or if we are unable to translate AI adoption into tangible outcomes, such as improved productivity, enhanced customer experience or accelerated innovation, we may lag our competitors that are more effective at leveraging AI technologies and/or our growth and competitiveness could suffer. Refer to our risk factor "Our use, development, adoption, deployment and maintenance of AI and other new and evolving technologies may present significant risks, which could result in increased costs, litigation, reputational harm and liability." for further information concerning the legal and other risks arising from the development, adoption, use, deployment and maintenance of AI.
Some of our current and potential competitors could have greater resources, more brand recognition and awareness, more diversified product offerings, greater international scope and larger customer bases than we do, and we may therefore not be able to effectively compete with them. In addition, some of our competitors may seek to disrupt the market by offering their services and products at low or no cost. If our competitors decide to devote greater resources to the development, promotion and sale of products in the markets in which we compete, or if the products offered by these companies are more attractive to or better meet the evolving needs of our customers, our market share, growth prospects and operating results may be adversely affected.
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
International revenue represented approximately 32%, 32% and 33% of our total revenue for the years ended December 31, 2024, 2023 and 2022, respectively. We continue to review and add systems as necessary to accept payments in forms common outside of the U.S., optimize our marketing efforts in numerous non-U.S. geographies, equip our customer care team with the knowledge to serve these markets and maintain or establish, as needed, customer care operations in overseas locations. In addition, we continue to expand our employee base in a number of international locations, including in India, Bulgaria and Serbia.
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
We continue to work to increase the breadth and scope of our business, operations and our product offerings. To support future growth, we must continue to improve our information technology and financial infrastructure, operating and administrative systems and our ability to effectively manage headcount, capital and processes. For example, we have made, and may make in the future, significant investments in product development, corporate infrastructure, technology and development, software systems and data center resources, marketing and our GoDaddy Guides. Additionally, we have incurred, and expect to continue to incur, expenses relating to our investments in our international business and operations, such as (i) our offerings and marketing presence in India, Europe, Latin America, the Middle East, North Africa, and Asia, and (ii) our marketing spend to attract new customers, such as WebPros and Independents in non-U.S. markets. We are likely to recognize the costs associated with these actions earlier than some of the anticipated benefits, and the return on these actions may be lower or may develop more slowly than we expect. If we do not achieve the benefits anticipated from these actions, or if the achievement of these benefits is delayed, our operating results may be adversely affected.
As we continue to grow, our management, administrative, operational and financial infrastructure may be strained. The scalability and flexibility of our infrastructure depends on the functionality and bandwidth of our data centers, peering sites and servers. The number of total customers over the years and the increase in the number of transactions we process have increased the amount of our stored customer data. Any loss of data or disruption in our ability to provide our product offerings due to disruptions in our infrastructure, services or third parties we rely on could result in harm to our brand or reputation. Moreover, as we continue to expand our solutions, work to grow our customer base and use our integrated platform for more complicated tasks, we may need to devote additional resources to improve our infrastructure and enhance its scalability and security. If we do not manage the growth of our business and operations effectively, the quality of our platform and efficiency of our operations could suffer, which could harm our operating and business results.
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
We continually work to expand and enhance our website features, technology and network infrastructure and other technologies to accommodate current levels of and potential increases in (i) the volume of traffic on our godaddy.com and affiliated websites, (ii) the number of customer websites we host and (iii) our total customers. We may be unable to project accurately the rate or timing of these increases or to successfully allocate resources to address such increases, which could have a negative impact on customer experience and our financial results. In the future, we may be required to allocate additional resources, including spending substantial amounts to build, purchase or lease data centers and equipment and upgrade our technology and network infrastructure to handle increased customer traffic, as well as increased traffic to customer websites we host. We also expect to increasingly rely on third-party cloud computing and hosting providers, such as AWS, as we transition to the public cloud. We cannot predict whether we will be able to continue to add network capacity from third-party suppliers as we require it. In addition, our network or our suppliers' networks might be unable to achieve or maintain data transmission capacity high enough to process orders or download data effectively or in a timely manner. Our failure, or our suppliers' failure, to achieve or maintain high data transmission capacity could significantly reduce demand for our products. The property and business interruption insurance coverage we carry may be subject to fact-dependent and incident-specific exclusions or may not be adequate to compensate us fully for losses that may occur.
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
If we or our external business partners were to experience an event that caused a system outage, disruption or degradation, or if a transition among data centers or service providers or an upgrade or maintenance session encountered unexpected interruptions, unforeseen complexity or unplanned disruptions, our products and services may not be available to customers or may not be delivered reliably and stably. In addition, if our agreements for our data centers and with our service providers are terminated, if we are unable to renew such agreements on commercially reasonable terms or at all, or if the service providers close the facilities or cease providing the services on which we rely, we may be required to transfer to a new service provider, and our agreements may not provide us with adequate time to transfer operations to a new facility in the event of a termination. As a result, our reputation and brand may be harmed, engagement with our products and services may be reduced, and our revenue and profitability could be negatively impacted. We do not have redundancy for all our systems, many of our critical applications reside in only one of our data centers, and our disaster recovery planning may not account for all eventualities. In addition, we may have limited remedies against these third parties in the event of service disruptions. If third parties are unable to perform these functions on our behalf because of service interruptions or extended outages, or because those services are no longer available on commercially reasonable terms, our expenses could increase and our customers' use of our products could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business.
Enhancements or migration of information and data to new technology platforms, systems or applications may disrupt our operations or could expose us to a cyber attack or other cybersecurity incident which could delay or interrupt service to our customers, harm our reputation, cause us to incur substantial costs or subject us to significant liability.
We maintain information and data (including personal data) on various platforms, systems and applications. From time to time, we review and make enhancements to our existing platforms or migrate information and data to new platforms, systems and applications. While we are engaged in this work, we may experience difficulties in managing our existing platforms, systems and applications, which could disrupt our operations, the provision of our products and services to our customers, the management of our finances and the reporting of our financial results. If we determine new platforms, systems or applications or updates to existing platforms, systems or applications are necessary, we may need to rely on legacy platforms, systems or applications while we plan for implementation of such new or updated platforms, systems or applications and such legacy platforms, systems or applications may not be able to scale efficiently as our business grows, which may delay future product or service launches or enhancements. In addition, any new platforms, systems or applications may operate differently than anticipated when introduced or when new versions or enhancements are released, or there may be unforeseen consequences as a result of these migrations that may cause disruptions to the availability of our products and services due to service outages, downtime or other similar issues that could harm our business. Further, our transition could involve significant time and expense. Our failure to improve our platforms, systems or applications, complete such implementations, enhancements or migrations on a timely basis, or a failure of such platforms, systems or applications to operate in the intended manner, may result in our inability to manage the growth of our business, successfully integrate our acquisitions and to accurately forecast and report our results, which could harm our financial condition and results of operations. In addition, the migration of information and data can create additional exposure to cyber attacks and other cybersecurity incidents, including, but not limited to, improper access to our or our customers' websites and data (including personal data). Refer to our risk factor "An actual or perceived cybersecurity incident could impair our ability to conduct business, provide our products and services, protect data, and comply with contractual or legal obligations, and may cause us to incur substantial costs, or subject us to significant liability." for further information.
We substantially rely upon AWS services to operate our integrated platform, and any disruption of or interference with our use of AWS would adversely affect our business, results of operations and financial condition.
A substantial portion of our cloud infrastructure is provisioned through AWS, which hosts some of our products and platform. Our customers need to be able to access our platform at any time, without interruption or degradation of performance. AWS runs its own platform that we access, and we are, therefore, vulnerable to service interruptions at AWS. We may experience interruptions, delays and outages in service and availability of AWS services due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints due to any number of potential causes, including technical failures, natural disasters, pandemics, fraud or cybersecurity attacks, all of which could impact our service to our customers. In addition, if the security of AWS is compromised, or our products or platform are unavailable or our users are unable to use our products within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected. In some instances, AWS or we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. It may become increasingly difficult to maintain and improve our platform performance, especially during peak usage times, as our products become more complex and the usage of our products increases. To the extent that we do not effectively address capacity constraints, either through AWS or alternative providers of cloud infrastructure, our business, results of operations and financial condition may be adversely affected. In addition, any changes in service levels from AWS may adversely affect our ability to meet our customers’ requirements, result in negative publicity which could harm our reputation and brand and may adversely affect the usage of our platform.
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

In addition to threats from external threat actors, we face internal cybersecurity threats related to our own operations. These threats may include human error, intentional misconduct, or accidental failures, including when using third-party large language model (LLM) providers and AI systems. Although we have made investments in cybersecurity defenses designed to guard against insider threats, we cannot guarantee that our defenses (or those of our third-party service providers) will be sufficient to prevent an insider from causing unauthorized disruption or access to our systems or data.
If our cybersecurity defenses (or those of our third-party service providers) are insufficient to prevent a cybersecurity incident, we may experience significant data loss or exposure, business disruption, substantial costs, reputational harm, and liability. Any actual or suspected cybersecurity incident may disrupt our business by, among other things, making our network, systems and services partially or totally unavailable or by destroying, corrupting, exposing, or otherwise unlawfully processing data necessary for us or our customers to conduct business. An actual or suspected cybersecurity incident impacting our systems or those of third-party providers, including LLM providers and AI system providers, also may cause us to incur a wide range of costs, including but not limited to acquiring new hardware and software to repair our systems or remediate the effects of the incident, retaining external consultants, and providing notice to affected customers, individuals, and government authorities. A cybersecurity incident also may cause reputational harm if, for example, customers believe we are unable to protect our systems or their data (including sensitive, confidential, proprietary, and personal data). Finally, we have been and in the future may be subject to litigation or governmental investigations relating to our failure to prevent a cybersecurity incident.
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
Our products and services, and the products and services of our third-party vendors and partners, may be subject to fraudulent usage, including, but not limited to domain name hijacking, revenue share fraud and other evolving schemes (external fraudulent activity). In addition, although our customers are required to set passwords or personal identification numbers to protect their accounts, third parties have in the past been, and may in the future be, able to access and use our customers' accounts through fraudulent means. Fraudulent activity can result in, among other things, interruption of our services to our customers, and substantial business and reputational harm to ourselves and to our customers. Although we implement multiple fraud prevention and detection controls, our ability to mitigate risks originating from third-party vendors and partners may be limited by their own controls and practices, and we cannot be certain that our efforts to address external fraudulent activity and the use of our, or our third parties' and vendors' products and services, will be successful in eliminating these threats, any of which could adversely affect our business, results of operations and financial condition. Our monitoring and updates to our controls and oversight frameworks may be insufficient to mitigate impacts to our business as a result of emerging fraud trends.
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
We believe our focus on high-quality customer care is critical to retaining, expanding and further penetrating our customer base, as well as generating additional sales of products to our customers. Our GoDaddy Guides have historically contributed significantly to our total bookings. For the years ended December 31, 2024, 2023 and 2022, approximately 8%, 9%, and 10% of our total bookings, respectively, were generated from the sale of product subscriptions by our GoDaddy Guides. Most of our current offerings are designed for customers who often self-identify as having limited to no technology skills. Our customers depend on our GoDaddy Guides to guide them as they create, manage and grow their identities, support their presence, both online and offline, and enable them with products to meet their commerce needs. Our GoDaddy Guides engage with customers through direct calls and/or via other communication channels, such as chat, social media and webcasts, and we continue to increase our self-serve solutions. As our customer base and our penetration within existing customers expands, we must continue to broaden our portfolio of solutions, increase the scope of our solution deployments and adapt our customer support organization to ensure our customers continue to receive the high level of customer service which they have come to expect. If we fail to maintain high quality customer care across our communications platforms to support our customers' growing needs, our reputation, financial results and business prospects may be materially harmed. Notwithstanding our commitment to customer care, our customers may occasionally encounter interruptions in service and other technical challenges, including those resulting from our GoDaddy Guides working remotely. An interruption in service and other challenges could negatively impact our business.
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
We rely on relationships with various partners, some of whom create integrations with our products, such as Microsoft Corporation to offer Microsoft 365 email and related productivity tools, and others that create integrations with third-party applications and platforms used by our customers, such as the advanced email security provided by ProofPoint, Inc., email backup and migration services provided by SkyKick and email archiving services provided by Barracuda. We also work to make certain of our products interoperable with services such as Yelp, Google, Amazon, WhatsApp and Instagram and, we provide various payment options for customers, including through our partnerships and technical integrations with providers such as PayPal, Stripe, Block and Mercado Libre.
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
System and process failures related to our domain name registration service may result in inaccurate and incomplete information in our domain name database. Despite testing, system and process failures, cybersecurity threats and other vulnerabilities may remain undetected or unknown, which could result in compromised customer data, loss of or delay in revenues, failure to achieve market acceptance, injury to our reputation, increased product costs or other negative impacts, any of which could harm our business. Furthermore, the requirements for registering and maintaining domain names vary from registry to registry and by jurisdiction, each of which is subject to change from time to time. For example, the E.U.'s Network Information Security 2 Directive (the NIS2 Directive) requires, among other things, that registries and entities providing domain name registration services adopt policies and procedures, including verification procedures, to ensure that such entities maintain accurate and complete domain name registration data in their domain name databases. The NIS2 Directive is in the process of being transposed into many E.U. member states' respective national laws. We cannot guarantee we will be able to readily adopt and comply with the varying registry and jurisdictional requirements as they arise. Our failure or inability to properly register or maintain our customers' domain names or comply with applicable laws, rules or regulations relating to domain name registration or maintenance might result in significant expenses and subject us to additional liability, regulatory action, expenses, claims of loss or negative publicity, which could harm our business, brand and operating results.
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
A significant percentage of our revenue is processed through credit cards and other online payment methods. We face the risk that we may fail to maintain an adequate level of protection against fraud or chargebacks and that one or more credit card associations or other processors may, at any time, assess penalties against us or terminate our ability to accept credit card or other forms of online payments from customers. Under our contracts with our payment processors, we are required to reimburse them for such penalties. If our refunds or chargebacks increase, our processors could require us to create reserves, increase fees or terminate their contracts with us. In addition, as we expand our presence in commerce through our GoDaddy Payments products and services, we face additional risks in payment processing due to merchant screening, merchant related fraud, hardware failures and servicing, manufacturing costs, the procurement of hardware parts and materials, and risks associated with the interface of our hardware products with third-party mobile devices.
We could also incur significant fines or lose our ability to give customers the option of using credit cards to pay for our products if we fail to follow payment card industry data security standards, even if there is no compromise of the cardholder information covered by these standards. Although we are in compliance with payment card industry data security standards, it is possible that evolving cybersecurity threats may impact our ability to protect cardholder data which could result in fines or otherwise impact our financial condition, or could result in the suspension of our ability to accept credit cards as a form of payment.
In addition, we could be liable if there is a cybersecurity incident affecting the payment information we store. Online commerce and communications depend on the secure transmission of payment information over public networks. With the expansion of our offerings through GoDaddy Payments products and services, we face additional burdens in securing and transmitting payment information. We cannot ensure the encryption and authentication technology we rely on to secure the transmission of payment information will adequately prevent cybersecurity incidents affecting systems. Although we maintain network security insurance, we cannot be certain our coverage will be adequate for liabilities actually arising from a cybersecurity incident or insurance will continue to be available to us on reasonable terms, or at all. In addition, some of our partners also collect or possess payment information about our customers, and we may be subject to litigation or our reputation may be harmed if our partners fail to protect our customers' payment information or if they use it in a manner inconsistent with our policies and practices. Cybersecurity incidents can also occur as a result of non-technical issues. Under our contracts with our processors, if there is unauthorized access to, or disclosure of, payment information we store, we could be liable to the credit card issuing banks for their cost of issuing new cards and related expenses.
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
Competition for highly skilled personnel, particularly employees with technical and engineering skills, is frequently intense. Additionally, we are limited in our ability to recruit global talent by U.S. immigration laws and policies, including those related to H-1B visas. The demand for H-1B visas to fill highly-skilled jobs is greater than the number of H-1B visas available each year. In addition, new or modified immigration laws and policies may further limit the availability of H-1B visas, cause delays in the issuance of visas or increase the costs associated with H-1B visas, any of which could impact our ability to recruit, hire and retain qualified skilled personnel, which could adversely impact our business, operating results and financial condition.
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
•the mix of products sold and our use of "freemium" and other promotions and free trials for our solutions;
•our ability to maintain a high level of personalized customer care and resulting customer satisfaction;
•competition in the market for our products;
•our ability to expand or maintain our international business;
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
We had net income of $936.9 million, $1,375.6 million and $352.9 million for the years ended December 31, 2024, 2023 and 2022 respectively. While we have experienced revenue growth over these periods, we may not be able to sustain or increase our growth or maintain profitability in the future or on a consistent basis. We have in the past, and may in the future, experience lower growth rates in customer demand due to factors including inflation, foreign currency headwinds and other factors that may not be known to us at this time. We have incurred substantial expenses and expended significant resources to market, promote and sell our products. We also expect to continue to invest for future growth and to expand our product offerings. In addition, as a public company, we expect to continue to incur significant accounting, legal and other expenses in the future. Furthermore, we have incurred in recent periods, and may incur in future periods, large expenses which are not recurring, but which nonetheless negatively impact our operating results.
In addition, maintaining profitability will require that we manage our cost structure and avoid significant liabilities. In the future, our revenue growth may slow or decline, or we may incur significant losses for any reason, including deteriorating general macroeconomic conditions, increased competition, a decrease in the growth of the markets in which we operate or have business, or if we fail for any reason to continue to capitalize on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline.
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
We are subject to income taxes in the U.S. and various foreign jurisdictions, and our domestic and international tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Significant judgment is required in determining our global provision for income taxes, DTAs or deferred tax liabilities (DTLs) and in evaluating our tax positions worldwide. While we believe our tax positions are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible these positions may be contested or overturned by jurisdictional tax authorities, which may have a significant impact on our global provision for income taxes. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of existing laws are issued or applied. Numerous countries have agreed to a statement in support of the Organization for Economic Co-operation and Development (OECD) model rules that propose a global minimum tax rate of 15% for companies with revenue above €750 million, calculated on a country-by-country basis, and E.U. member states have agreed to implement the global minimum tax. Certain countries have enacted legislation and widespread implementation of a global minimum tax is expected beyond 2025. We are unable to predict when and how additional rules will be enacted in additional countries, and it is possible that such legislation, when implemented, could have a material effect on our liability for taxes. We continue to monitor pending legislation and implementation by individual countries and will continue to evaluate the potential impact on our business in future periods.
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
Additionally, we continue to face the following possibilities:
•the structure and accountability mechanisms contained in the Bylaws for ICANN, as amended, are not fully tested, which may result in ICANN not being accountable to its stakeholders and unable to make, implement or enforce its policies;
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
ICANN has periodically authorized the introduction of new TLDs and made domain names related to them available for registration. In 2012, ICANN significantly expanded the number of gTLDs through the first application round of its Expansion Program. This resulted in the delegation of new gTLDs in 2014. ICANN has introduced a new gTLD program, Next Round, which is expected to open in the second quarter of 2026 upon completion of the policy implementation work.
Our competitive position depends in part on our ability to gain access to these new TLDs. A significant portion of our business relies on our ability to sell domain name registrations to our customers, and any limitations on our access to newly created TLDs could adversely impact our ability to sell domain name registrations to customers, and thus could adversely impact our business. Furthermore, GoDaddy Registry could also be impacted by delays of future gTLD application rounds. Although we expect to continue to sell and pursue operator rights for new gTLDs as they are introduced, our ability to obtain these rights, gain contracts to provide backend registry services, or sell new domain name registrations to our customers may be adversely impacted if the Expansion Program does not continue, or if, when continued, we are unable to obtain these rights or gain these contracts our business and the financial and operational aspects of our business may be harmed. In addition, if the Next Round is delayed as a result of the timing of the policy implementation work, or is not opened in the future at all, the reputation of the industry and our business and the financial and operational aspects of our business may be harmed.
The relevant domain name registry and ICANN impose a charge upon each registrar for the administration of each domain name registration. If these fees increase, it would have a significant impact upon our operating results.
Each registry typically imposes a fee in association with the registration of a domain name. For example, VeriSign, the registry for .com and .net, has a current annual list prices of $10.26 and $11.66 for .com and .net registrations, respectively, and ICANN charges $0.20 for most domain names registered in the gTLDs within its purview. In addition, VeriSign, which operates the .com and .net gTLDs under registry agreements with ICANN and, with respect to the .com gTLD, a Cooperative Agreement with the U.S. Department of Commerce, has previously been given the right to annually increase prices, subject to certain limitations, and has done so in recent years, including to the current list price of $10.26. If fees continue to increase, costs to our customers could become higher, which could have an adverse impact on our results of operations. We have no control over ICANN, VeriSign or other domain name registries and cannot predict their future fee structures.
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
We are subject to a variety of U.S. and international privacy and data protection laws, rules, regulations, and orders (such as the EU General Data Protection Regulation and California Consumer Privacy Act) that provide our customers and other individuals with certain rights relating to the processing of their personal data. In addition, a growing and evolving body of U.S. and international laws affect how we process personal data for various purposes, including online advertising and targeted marketing. These evolving laws may increase our costs and limit our ability to use personal data for new products, including but not limited to products that rely on AI-related technologies.
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
Various jurisdictions have enacted laws that impose requirements related to content moderation, transparency and advertising practices. For example, the European Union’s Digital Services Act (DSA) includes provisions related to notice and takedown obligations, advertising restrictions, reporting obligations, and content moderation processes. Other frameworks, such as Germany’s NetzDG and the UK’s Online Safety Act (OSA), also establish requirements related to the handling of online content. These and similar regulatory regimes may subject us and certain of our services to additional oversight, including audits and reporting requirements, and non-compliance could result in enforcement measures or fines. In addition, aspects of the DSA, OSA and other new and emerging laws concerning content moderation and transparency, including at the state and federal levels in the U.S., remain unclear and we may be required to modify our policies and practices further in an effort to comply with them. Moreover, regulatory regimes are becoming increasingly fragmented and may diverge or conflict across jurisdictions, making cross-border compliance more complex.
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
We are, and from time to time we may become, subject to litigation and various legal proceedings, including litigation and proceedings related to employment matters, intellectual property matters, commercial disputes, antitrust and privacy and consumer protection laws, as well as stockholder derivative suits, class action lawsuits, mass arbitration and other matters. For example, we have faced, and may continue to face in the future, claims related to the Fair Labor Standards Act, the Telephone Consumer Protection Act, and the Americans with Disabilities Act (and similar federal, state and international consumer protection statutes, including the Brazil Consumer Protection Code). We have also been involved in putative class action lawsuits, including lawsuits alleging violations of the Telephone Consumer Protection Act. Class action plaintiffs in particular often seek substantial statutory damages and attorneys' fees, and demand changes to our products, features or business practices. Although the results of any such current or future litigation, regardless of the underlying nature of the claims, cannot be predicted with certainty, the final outcome of any current or future claims or lawsuits we face could adversely affect our business, financial condition and results of operations. Any negative outcome from claims or litigation, including settlements, could result in payment of substantial monetary damages or fines, attorneys' fees or costly and significant and undesirable changes to our products, features, marketing efforts or business practices. As we have expanded our international business, we have experienced an increase in litigation occurring outside of the U.S., due in part to laws, rules and regulations in certain countries and legal systems with limited experience with claims related to the domain industry. Defending such litigation is costly and time consuming. The outcome of such litigation may not be the same as similar litigation in the U.S., which may have an adverse effect on our business, financial condition and results of operations.
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
As of September 30, 2025, we had 361 issued patents in the U.S. and other countries covering various aspects of our product offerings. Additionally, as of September 30, 2025, we had 16 pending U.S. and international patent applications and intend to file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations or in certain jurisdictions, and may choose to abandon patents that are no longer of strategic value to us, in each case even if those innovations have financial value to us. In addition, under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative processes or litigation. In addition, issuance of a patent does not assure that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.
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
As of September 30, 2025 we had 573 registered and 61 pending trademarks in jurisdictions including the U.S., E.U., UK, China and Germany. We have also registered, or applied to register, the trademarks associated with several of our leading brands in the U.S. and in certain other countries, including for our "Go" logo and "GoDaddy Airo." Competitors and others may have adopted, and in the future may adopt, tag lines or service or product names similar to ours, which could impede our ability to build our brands' identities and possibly lead to confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered and common law trademarks or trademarks incorporating variations of the terms or designs of one or more of our trademarks and opposition filings made when we apply to register our trademarks.
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
Occasionally, one of our customers may register a domain name identical, or similar, to a third party's trademark or the name of a living person. These occurrences have in the past led, and may in the future lead, to our involvement in disputes over such domain names. Disputes involving registration or control of domain names are often resolved through the Uniform Domain Name Dispute Resolution Policy (UDRP), ICANN's administrative process for domain name dispute resolution, or less frequently through litigation under the ACPA, or under general theories of trademark infringement or dilution. The UDRP generally does not impose liability on registrars, and the ACPA provides that registrars may not be held liable for registration or maintenance of a domain name absent a showing of the registrar's bad faith intent to profit from the trademark at issue. However, we may face liability if we act in bad faith or fail to comply in a timely manner with procedural requirements under these rules, including forfeiture of domain names in connection with UDRP actions. In addition, domain name registration disputes and compliance with the procedures under the ACPA and UDRP typically require at least limited involvement by us and, therefore, increase our cost of doing business. The volume of domain name registration disputes may increase in the future as the overall number of registered domain names increases or for other reasons. Moreover, as the owner or acquiror of domain name portfolios containing domains we provide for resale, we may face liability if one or more domain names in our portfolios, or our resellers' portfolios, are alleged to violate another party's trademark. Although we screen the domain names we acquire to mitigate the risk of third-party infringement claims, we, or our resellers, may inadvertently register or acquire domains that infringe or allegedly infringe third-party rights. If intellectual property laws diverge internationally or are interpreted inconsistently by local courts, we may be required to devote additional time and resources to enhancing our screening program in international markets. For example, we are involved in a large number of claims in India involving the registration of domain names alleged to incorporate strings of text matching third-party trademarks. While these claims are individually and collectively immaterial, they may require additional time and resources to resolve, and as we expand internationally, we face additional intellectual property claims. Moreover, advertisements displayed on websites associated with domains registered by us may contain allegedly infringing content placed by third parties. We may face liability and increased costs as a result of such third-party infringement claims.
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
In the past, our board of directors has approved the repurchase of shares of our Class A common stock. In August 2023, our board of directors approved the repurchase of up to an additional $1,000.0 million of our Class A common stock. Such approval was in addition to the amount remaining available for repurchases under prior approvals of our board of directors, such that our total approved authority under the program is $4,000.0 million of shares of our Class A common stock through 2025. Subsequently, in April 2025, our board of directors approved the repurchase of up to an additional $3,000.0 million of our Class A common stock through the end of 2027. Under this or any other future share repurchase programs, we may make share repurchases through a variety of methods, including open market share purchases, accelerated share repurchase programs, block transactions or privately negotiated transactions, in accordance with applicable federal securities laws. This authorization does not obligate us to make any repurchases and may be modified, suspended or terminated by us at any time without prior notice. During the nine months ended September 30, 2025, we repurchased shares of our Class A common stock, which were retired upon repurchase, for an aggregate purchase price of $625.3 million. Future share repurchase programs may have no time limit, may not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
General macro-economic and geopolitical conditions, including, among others, higher interest rates, changes in foreign exchange rates, inflation, a recession or an economic slowdown in the U.S. and/or internationally, trade disruptions, reduced business and/or consumer confidence and spending, economic and trade sanctions, announced or expected tariffs, uncertainty in tariff policy, political instability and warfare could adversely affect our operations as well as demand for our solutions. Such conditions include, for example, volatility and disruption in the U.S. and global markets as a result of interest rate and inflation increases, the imposition of tariffs by the U.S. on imports from certain countries and the resulting counter-tariffs, as well as uncertainty in tariff policy and future impositions of tariffs, and continued geopolitical tensions and warfare, including due to the conflicts between Russia and Ukraine and in the Middle East. Although our business has not yet been materially negatively impacted by such conditions, we cannot be certain that neither we nor our customers will be materially impacted by such continued pressures. To the extent conditions in the domestic and global economy change, or there is significant uncertainty regarding any such changes, our business could be harmed as current and potential customers may reduce or postpone spending or choose not to purchase or renew subscriptions to our products, or may choose not to use certain of our other services, which they may consider discretionary. If our customers face decreased consumer demand, increased regulatory burdens or more limited access to international markets, we may face a decline in the demand for our products and services, and our operating results could be adversely impacted.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Information regarding share repurchases is also provided in Note 4 to our financial statements included in Part 1, Item 1 of this Quarterly Report and is incorporated herein by reference. Share repurchases during the three months ended September 30, 2025 were as follows:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs (in millions)
July 1 - July 31	405	$168.15	405
August 1 - August 31	3,006	$144.07	3,006
September 1 - September 30	676	$143.66	676
Total	4,087		4,087	$2,374.7
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

GODADDY INC.

Date:	October 30, 2025	/s/ Mark McCaffrey
Mark McCaffrey
Chief Financial Officer