Form 10-K
period 2025-12-31
GoDaddy Inc.
filed 2026-02-25
CIK 1609711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                         ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                                        ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                                 ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).                         ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒
As of June 30, 2025, the aggregate market value of the registrant's Class A common stock held by non-affiliates, based upon the closing sales price for the registrant's Class A common stock as reported by the New York Stock Exchange, was approximately $24.9 billion. For the purpose of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares beneficially owned by each of our executive officers and directors.
As of February 20, 2026, there were 133,354,117 shares of GoDaddy Inc.'s Class A common stock, $0..001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2025.

GoDaddy Inc.
Annual Report on Form 10-K
Year Ended December 31, 2025

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
•our ability to deploy new and evolving technologies, such as artificial intelligence, generative and artificial intelligence, machine learning and similar tools (collectively, AI) in our offerings;
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
•our ability to complete desired or proposed acquisitions, investments or divestitures;
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
•our expectations regarding the outcome of any regulatory investigation or litigation; and
•the amount and timing of future repurchases of our Class A common stock under any share repurchase program;
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

Part I.
Item 1. Business
Overview
GoDaddy is a global leader serving a large market of entrepreneurs, developing and delivering easy-to-use solutions as a one-stop shop provider, backed by proactive, informed and personalized guidance. We serve small businesses, individuals, organizations, developers, designers and domain investors. Our vision is to radically shift the global economy toward life-fulfilling entrepreneurial ventures. Our mission is to empower entrepreneurs everywhere, making opportunity more inclusive for all. We are passionate about our mission and honored that entrepreneurs trust us with their ideas. Our 20.4 million customers are passionate and determined to transform their ideas into something meaningful. Our ability to evolve and build solutions and tools to handle our customers' fundamental jobs to be done uniquely positions us to help them navigate their individual journeys.
Each customer's journey is unique and they tend to be non-linear and iterative in nature. We design our solutions and tools to help our customers across all aspects of their businesses and to assist them in growing across what we call the "Entrepreneur's Wheel." The Entrepreneur's Wheel represents our customers' needs within three main focus areas: Identity, Presence and Commerce.
Our customers often start with the most intimate of brand considerations, their Identity, which includes their company name, domain name, logo and email address. Choosing a domain name is often an important initial step for customers as they start and grow their business. We provide the solutions they need to support the establishment of their brand with our domain services and our suite of AI-powered tools including GoDaddy Airo® (Airo), which can assist with searching for the perfect domain name, generating a unique logo, building a customized website, establishing a domain-specific email and more.
Our Identity solutions blend seamlessly into our Presence-based solutions to help our customers manage and grow their Presence online and offline. Our suite of Presence-based solutions, enhanced by Airo, enables our customers to market their products and services, connect with their own customers and syndicate their business across relevant third-party products and platforms. Our Presence solutions and tools include website building and hosting, social media, search engine visibility, security and other services.
Finally, our suite of Commerce solutions enables our customers to sell directly online, in-person and across multiple channels, such as marketplaces and social platforms, and to integrate dynamic information everywhere they engage with current and potential customers. These solutions include GoDaddy Payments, point-of-sale (POS) systems, Tap to Pay on Mobile, GoDaddy Capital, Instant Payout and inventory and order dashboards for easier business management for our customers and their businesses.

We believe our customers should have trusted technology and great support at every point of their journey on the Entrepreneur's Wheel. With customer centric assistance through our GoDaddy Guides and AI-powered experiences, and our agentic tools and solutions on the Airo platform, we can provide intelligent, proactive and personalized guidance for our customers. We help set our customers up for success with personalized guidance from our GoDaddy Guides via phone and digital experiences, thousands of daily conversations and our gathering of valuable feedback to enable us to continually evolve our products and solutions and respond to our customers' changing needs. In addition, we are transforming our AI-powered solutions into agentic tools and solutions on our Airo platform. Our AI-powered agents are designed to handle our customers' fundamental jobs to be done such as domain searches and naming, logo creation and website building. These agents are built to deliver tailored support based on each customer's unique business needs, as they learn to anticipate next steps across multiple jobs to proactively guide our customers through each interaction.
Our people and unique culture have been integral to our success. We live by the same principles that enable our customers' ideas to survive and thrive, including owning outcomes, building value, fusing forces, working courageously and living passionately. We take pride in delivering successful outcomes based on a culture of experimentation and data-driven decisions, which we believe help us drive our financial performance. We are also transforming the way we work. Our employees are identifying and deploying internal uses of AI to solidify gains in velocity and efficiency. From experimentation to Care, engineering and corporate functions, we are evolving beyond the value of generative AI and shifting focus on improvements driven by agents so that we can focus on our customers' jobs to be done.
At GoDaddy, we are focused on supporting the evolution of the open internet, including the emerging concept of an agentic open internet, in which software and AI-enabled agents may assist individuals and businesses in completing tasks online. For more than 30 years, the open internet has enabled entrepreneurs to establish an online presence and grow their businesses, and GoDaddy has served as a foundational partner by providing domain names, digital identity and related infrastructure. In addition, as the internet continues to evolve with the rapid and developing use of AI-enabled agents, we believe the same foundational elements and infrastructures that have historically supported participation on the open internet, such as identity, naming and trust, could become increasingly important in an agentic open internet. For example, we expect infrastructure to be required to ensure that AI-powered agents can discover one another, validate identities and establish trust across domains allowing these agents to collaborate and complete end-to-end tasks with speed and precision. In response to these developments, we launched Agent Name Service (ANS), an open architecture built on industry standards to serve as a trust layer for AI-powered agents. ANS is in production with registered agents operational since the end of 2025. Developers can register agents through GoDaddy's public API, and the public can confirm and verify agent registrations through our ANS Transparency Log, which is globally accessible. ANS is intended to extend GoDaddy's role in supporting the open internet, and over time may present opportunities to offer additional services and partnerships related to agent identity and management.
Our Customers and Solutions
GoDaddy is built to serve the needs of customers by providing easy-to-use products on an integrated technology platform wrapped with proactive, informed and personalized guidance.
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
Our largest customer population, Independents, consists mostly of microbusinesses and non-commercial endeavors. Microbusiness owners have an entrepreneurial spirit, strong work ethic and, above all, passion for their ideas, yet their specific needs vary depending on their business and the phase of their journey. Independents range from individuals who have an initial business idea to established ventures that need help attracting customers, growing their sales, processing payments, managing their online presence or expanding their operations. Most Independents have fewer than five employees, and most self-identify as having little to no technology or design skills. These customers need our help to create a unique and secure identity and to build and grow their businesses with a branded website, social media and marketing content, commerce solutions to assist with payment processing and other productivity solutions, including email. Although our customers have differing degrees of resources and technical capabilities, they all share a desire to find tools to help them bring their ideas to life, enhance connections with their audience, sell their products and services and provide a seamless experience for both existing and new customers.

Our second largest customer population, WebPros, are website designers and developers who build websites on behalf of businesses and noncommercial organizations. WebPros are often freelancers, moonlighters or teams within website design agencies that often have website design as one of multiple streams of income. WebPros generally have more technical acumen and look for tools that provide greater flexibility, such as the WordPress content management system (CMS). Although WebPros have a need for technical depth and flexibility, they also benefit from our simplicity and guidance as tools to increase their throughput and maximize the use of their time. We offer these customers client management applications that aim to make it easier for them to manage their clients' websites on GoDaddy products such as Managed WordPress, or on another host. Our solutions are built to assist WebPros in managing their overall business with capabilities such as client billing, administrative access and shopping features, making it easier for them to buy and manage multiple products for their clients, as well as make use of enhanced technical support and discounts for reselling GoDaddy products. In addition, we support a variety of third-party control panels and content management tools favored by WebPros including cPanel, Plesk, Drupal, Joomla and more.
Our third largest customer population is Domain Investors. Domain Investors are individuals or organizations who typically manage a portfolio of registered domains for the purpose of selling such domains in secondary markets. These investors bring a unique and valuable resource to our business in the form of liquidity and the ability to help our other customer populations (Independents and WebPros) successfully find a domain name that fits their business and their needs.
We also serve Domain Registrars, Third Party Registrars and Corporate Domain Portfolio owners. Domain Registrars are organizations that have their own domain registration offerings, but who use our domain registration and management platform. These commercial arrangements provide for strategic relationships with many key platforms and enable further scale of our domain registration technology and insights. Third Party Registrars are served through GoDaddy Registry which provides wholesale generic top-level domains (gTLDs) and country-code top-level domains (ccTLDs) for registrars to sell to the end customer. These top-level domains (TLDs) provide alternatives to the .com domain that may more closely represent the names of our customers' ideas, businesses and brands. For registry operators, we provide a fully managed registry platform, including managing the full registry technology and operating stack at scale, with approximately 170 TLDs, including some of the largest brands in the world. We also serve corporate domain portfolio owners, organizations that maintain and manage a large portfolio of domain names, including general and international domains. These customers are looking for the most powerful, secure and intuitive technology to streamline their processes, unparalleled industry experience and expertise to navigate the complexities of managing a corporate portfolio, and a focused and dedicated team that can provide committed support with the highest levels of security, service and domain management.
Our Solutions and Experiences
We designed and developed an extensive set of easy-to-use technology solutions and seamless experiences to enable our customers' journeys along the Entrepreneur's Wheel and across multiple platforms and online marketplaces. We understand that no matter what our customers' needs are, or what stage of their business they are focusing on, they want solutions in a one-stop shop that meets them at every stage of their journey.
We manage and report our business in the following two segments:
•Applications and Commerce (A&C), which primarily consists of sales of products containing our proprietary software, notably our website building products, our proprietary commerce solutions and third-party email and productivity solutions, as well as sales of certain products when they are included in bundled offerings of our proprietary software products.
•Core Platform (Core), which primarily consists of sales of domain registrations and renewals, aftermarket domain sales, domain protection, website hosting products and website security products when not included in bundled offerings of our proprietary software products as well as sales of products not containing a software component.
Applications and Commerce
Bringing an idea to life online, establishing and maintaining a presence and continuing to grow requires the right tools and products. Website building solutions, e-commerce tools, digital marketing capabilities, email and other productivity solutions within the A&C segment are designed to help our customers start, grow and scale their presence and their businesses. Our customers come to GoDaddy to build a professional website, attract customers, sell their products and services and accept payments online and in-person by engaging with our easy-to-use tools, managed in one place. During the years ended December

31, 2025, 2024 and 2023, we derived approximately 38%, 36% and 34% of our total revenue, respectively, from sales of our A&C products.
Applications Products
Our primary applications products include:
Websites + Marketing. Websites + Marketing is an easy-to-use, do-it-yourself, mobile-optimized online tool that enables our customers to build effective websites and e-commerce enabled online stores with minimal technical skill. We offer a variety of plans, with pricing based on business, marketing, commerce and other features. With each of these plans, customers gain access to our AI-powered tools and solutions, which include natural language, conversational chat interfaces, also known as vibe coding, that can build a customizable and editable site based on each customer's unique needs. Additionally, we offer a wide range of industry-targeted professional design templates, which can be further customized using our editor by adding intent-driven sections, photos, videos or text. We design our websites and tools to work seamlessly on mobile devices and we focus on site performance to help enable websites to appear in search engine rankings.
Managed WordPress. Managed WordPress is our streamlined, optimized website building experience that allows our customers to easily build and manage a WordPress site. Managed WordPress is designed for customers seeking greater flexibility and power than our Websites + Marketing solution. With our Managed WordPress site, we manage the administrative tasks for our customers, allowing them to spend more time building and growing their business. We offer a variety of plans, with pricing based on various features. In addition, our customers can efficiently build and modify their WordPress sites with our AI tools, including our natural language, conversational chat interfaces. These managed WordPress sites are built with automatic, regular backups and core updates, enhanced security, integrated Secure Sockets Layer (SSL), one-click migration tools, pre-installed extensions, plugins and themes, business email and backups and a staging site.
Digital Marketing. We offer a range of marketing tools and services designed to help businesses acquire and engage customers and create content. These capabilities are available in an integrated offering with our website and commerce tools, or as a stand-alone offering for customers using other website content-management systems. The tools are designed for busy customers who may lack experience with online marketing, focusing on ease of use, mobile experience and delivering business results. Our digital marketing services include email marketing, reputation management and development of brand guides with personalized logos, fonts and more. Our digital marketing plans include access to AI-generated content through Airo, which assists customers in creating marketing campaigns, including customized social media posts, and provides dashboards that offer insights into site traffic, sales and orders. We also offer content creation through GoDaddy Studio, which helps our customers grow their brands by easily creating impactful visual content for almost any online platform, and Search Engine Optimization (SEO) tools to help our customers get their websites found on major search sites.
Email and Productivity Solutions
Our customers want to spend their time on what matters most to them, selling their products and services or helping their customers do the same. We provide them with productivity tools designed to help them more easily run their ventures, such as domain-specific email and productivity applications.
Our primary email and productivity solutions products include:
Microsoft 365 Email and Productivity Solutions. We offer fully-supported Microsoft 365 accounts that are easy to set up and use with our customers' domains. We offer Microsoft 365 through various plans, including email with calendar and contacts connected to a full suite of productivity tools, as well as file sharing and full desktop versions of Microsoft productivity applications, such as Outlook, Teams, Word, Excel and PowerPoint. For customers wanting to protect their email data, we provide email add on services, such as email backup services, encryption services (in partnership with ProofPoint), archiving services (in partnership with Barracuda) and other advanced e-mail security. Our customers can also make use of Microsoft Copilot through chat enabled features, or can purchase Microsoft 365 Copilot as an integrated solution for Microsoft Office apps. We help make Microsoft 365 and Microsoft 365 Copilot installation easy, allowing customers to be up and running quickly, including "do-it-for-me" migration services to move customers' existing email data to Microsoft 365 accounts.
Other Email Accounts. We also offer email service plans through our partnerships with Titan email and Open Xchange email with multi-feature web interfaces that connect to our customers' domains. The pricing of these plans depends on the customer's desire for additional features, including increased email storage, AI-based tools, appointment booking, advanced email security, archiving, and additional business applications. All our email accounts are ad-free and we offer added security functionality designed to protect from spam, viruses and other forms of online fraud, such as phishing.
Commerce
We aim to lead the small business commerce market by enabling GoDaddy customers of all sizes, from those starting out to those with established businesses looking to scale and grow, to sell everywhere their customers shop. We design our commerce products to help our customers sell online, in-person and on leading marketplaces, while being able to manage their sales from one place. In addition to robust commerce capabilities, we offer the lowest card transaction fees in the industry when compared to similar plans from other leading providers, which allows our customers to keep more of what they make.
Our primary commerce products and services include:
GoDaddy Payments. As a "payment facilitator," GoDaddy Payments enables our customers in both the U.S. and Canada to accept all major forms of payment, including Visa, MasterCard, American Express, Discover and contactless payments, including Apple Pay and Google Pay, with no long-term contracts or monthly minimums. This service enables our customers to start accepting payments in minutes with a simple setup and get paid, in many cases, as early as the next business day, all with the lowest fees in the industry when compared to similar plans from other leading providers. In addition, GoDaddy Payments is built-in as a payments acceptance method in all of our U.S. and Canada-based commerce products for easy enablement.
Point-of-Sale and Payment Acceptance Solutions. We offer a line of Smart Terminal POS devices for businesses with in-store operations, including our swivel screen Smart Terminal Pro, countertop Smart Terminal Duo and compact, handheld Smart Terminal Flex. Our Smart Terminal devices are modern, dual screen all-in-one POS systems that allow our customers to manage in-store inventory and product catalogs and accept payments. In addition, the Smart Terminal line seamlessly integrates with our Websites + Marketing Online Store to unify in-person and online sales so businesses can offer "Buy online, pick up in-store" experiences to their customers. The Smart Terminal line also offers access to third-party applications that meet merchants' needs that we do not address directly.
In addition to our Smart Terminal line of POS devices, we offer other payment acceptance solutions that allow our customers to accept payments their way while interacting with their customers wherever they may be. GoDaddy Invoicing is designed to allow our customers to create and send professionally branded invoices quickly and easily from their business email. Our Tap to Pay option on the GoDaddy Mobile App (iPhone and Android) allows customers to accept payments and sell on the go. Our Virtual Terminal allows customers to accept payments from their smartphone, tablet or computer with internet connection with no hardware needed. Our customers also have the ability to accept online payments without needing to create a website through our Online Pay Links that customers can brand and personalize with their domain, giving them another opportunity to build their brand through text, email or social media sites. We also provide merchants with QR code-based payments, allowing their customers to scan and pay through the GoDaddy Mobile App.
Online Store. Our Websites + Marketing product includes online store capabilities, which allows our customers to transact business directly on their websites. Online store capability is easy to use and offers powerful commerce features with templates for websites that are optimized for mobile shopping, integrations with GoDaddy Payments and our Smart Terminal POS system, inventory and product catalog management, and growth tools for marketing. It also allows customers to sell on marketplaces such as Amazon, Etsy, eBay and Google Shopping and social media platforms such as Facebook and Instagram, with all channels managed from our centralized dashboard.
Core Platform
Our Core Platform products meet customers at a common starting place, establishing an exclusive, uniquely branded identity through domain registrations and renewals and an aftermarket domain platform. We also provide adjacent offerings to assist customers in building and maintaining a presence online, including website hosting and website security. During the years ended December 31, 2025, 2024 and 2023, we derived approximately 62%, 64% and 66% of our total revenue, respectively, from sales of our Core Platform products.
Domains
Every great idea needs a great name and GoDaddy is the leading global domain naming service. Staking a claim on an identity with a domain name is an integral part of establishing a concept and presence online. We provide our customers with the broadest selection of domains alongside high-quality search, discovery and recommendation tools, including our suite of AI-powered tools such as Airo, to help them find the right name for their idea. We are the global leader in domain name registration, with approximately 81 million domains under management as of December 31, 2025. Based on information reported in VeriSign's most recent Domain Name Industry Brief, this represented approximately 21% of the approximately 387 million domain names registered worldwide as of December 31, 2025. As of December 31, 2025, approximately 94% of our customers purchased a domain from us. In addition, GoDaddy Registry provides a high-performance back-end registry technology platform with a portfolio of TLDs including .biz, .nyc, and .us.
Our primary domains product offerings include:
Primary Registrations. Using our website, mobile application or the Airo platform, we offer customers the ability to search for and register available domain names with the applicable registry. Our inventory for primary registrations is defined by the number of TLDs we offer. As of December 31, 2025, we offered for purchase over 460 different gTLDs, such as .com, .net and .biz, and 59 different ccTLDs, such as .co, .ca, .in and .jp. New TLDs must be applied for through and evaluated and approved by the Internet Corporation for Assigned Names and Numbers (ICANN) through its specific application processes. Hundreds of new gTLDs were launched through ICANN's "new gTLD program" initiated in 2012 (the Expansion Program) and the next round of the Expansion Program is expected to open in Q2 2026. New TLDs make it easier for companies and individuals to find and register unique domain names tailored to their ideas, industry or interests. In addition, ccTLDs are important to our international business and customers as we find that international customers often prefer a ccTLD for the country or geographic market in which they operate. Our primary registration offering relies heavily on our search, discovery and recommendation tools which enable our customers to find a domain name that matches their business needs and goals. We also sell domain registrations through relationships with third-party resellers and we provide back-end registry services supporting approximately 170 TLDs.
Aftermarket. We operate a large domain aftermarket, which processes aftermarket, or secondary, domain name sales and we maintain a portfolio of approximately 1.0 million domain names. Our domain aftermarket is designed to enable the seamless purchase and sale of previously registered domain names through an online auction. Customers can initiate offers and counter offers, utilize the "buy now" feature or purchase a domain through the lease to own option. In addition, we allow our customers to "List for Sale" names under their registration, and we provide functionality for the entire registrar network to list expiring domains from their platforms and "List for Sale" functionality to registrar partners allowing their currently registered customers to list domain names within GoDaddy's aftermarket. These various channels provide a diverse inventory available to meet the demand from our customers. In addition, our GoDaddy Investor mobile application helps investors watch and bid on domains at auction and stay on top of their current bids from their mobile devices. We operate a cross-registrar network that automates transaction execution across registrars, thereby reducing the time required to complete a transaction.
Registry. GoDaddy Registry is a provider of domain name registry services. GoDaddy Registry operates or provides back-end registry services to approximately 170 registry TLDs including ccTLDs, such as .us and .tv, city TLDs such as .nyc and .sydney, and general gTLDs such as .club, .health and .design. Our integrated registry solutions provide policy and operational support, and domain marketing, sales and strategic planning.
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
Our primary hosting and security products include:
Shared Website Hosting. The term "shared hosting" refers to the housing of multiple websites on the same server. We operate, maintain and support shared website hosting in our owned and operated data centers and our leased co-located data centers using either Linux or Windows operating systems. We currently offer several tiers of website hosting plans to suit the needs and resources of our customers, a majority of which use industry standard cPanel or Plesk Obsidian control panels. We also bundle our hosting plans with a variety of applications and products such as web analytics and SSL certificates. WordPress is the most used CMS on our shared hosting platform.
Virtual Private Servers. Our broad range of virtual private server (VPS) offerings allows our customers to select the server configuration best suited for their applications, requirements and growth. Our VPS solutions provide our customers with a single virtual machine which runs multiple other virtual machines for other customers. Our VPS is designed for customers who need greater control, more advanced technical capabilities and higher performance than offered by our shared hosting plans. Our customers can tailor their VPS plans based on a range of performance, storage, bandwidth and operating system needs.
Security and SSL Certificates. Our security product portfolio is a comprehensive suite of tools designed to help our customers secure their online presence. The portfolio includes (i) SSL certificates to help ensure information is secure between browsers and servers through encryption; (ii) the use of a content delivery network to improve a website's performance; (iii) a proprietary web application firewall to help keep customers' websites safe from hackers; (iv) managed security with malware scanning and site cleanups; and (v) a skilled team of security professionals working to secure our services or to provide support in the event of a disruption to our solutions.
The GoDaddy Experience
We believe our customers should have both trusted solutions and tools as well as great support to complement those solutions and tools at every point of their journey. With our customer-centric assistance powered by humans and AI, we can provide proactive, informed and personalized experiences within our GoDaddy solutions.
GoDaddy Airo®
The Airo platform is an intelligent AI-experience that can help customers proactively build and grow their businesses with the power of generative and agentic AI solutions. Through our Airo agents, we aim to help our customers with their jobs to be done by providing solutions based on informed interactions across the GoDaddy suite of products and services, small business industry expertise, knowledge queries and best practices. Our Airo agents can help our customers with various jobs, including domain search and naming, personalized logo creation, website build, marketing and compliance. The Airo platform also provides our customers with natural language, conversational interfaces, also known as vibe coding, which allows for seamless publishing of their website infused with guided assistance.
GoDaddy Guides
Our GoDaddy Guides consist of approximately 5,700 specialists worldwide who are readily available to provide care to and build strong relationships with our customers throughout their lifetime. Our customers deeply value expertise and know-how that is individualized and unique to their ventures and our Guides are trained and supported to provide the high-quality, responsive and personalized guidance that our customers need. In addition, our GoDaddy Guides market our brand through their recommendations of our solutions to specifically meet the needs of our customers to support their growth.
The Agentic Open Internet and Agent Name Service
At GoDaddy, we are focused on supporting the evolution of the open internet, including the emerging concept of an agentic open internet, in which software and AI-enabled agents may assist individuals and businesses in completing tasks online. For more than 30 years, the open internet has enabled entrepreneurs to establish an online presence and grow their businesses, and GoDaddy has served as a foundational partner by providing domain names, digital identity and related infrastructure. In addition, as the internet continues to evolve with the rapid and developing use of AI-enabled agents, we believe the same foundational elements and similar infrastructures that have historically supported participation on the open internet, such as identity, naming and trust, could become increasingly important in an agentic open internet. For example, we expect infrastructure to be required to ensure that AI-powered agents can discover one another, validate identities and establish trust across domains allowing these agents to collaborate and complete end-to-end tasks with speed and precision. In response to these developments, we launched ANS, an open architecture built on industry standards to serve as a trust layer for AI-powered agents. ANS is in production with registered agents operational since the end of 2025. Developers can register agents through GoDaddy's public API, and the public can confirm and verify agent registrations through our ANS Transparency Log, which is globally accessible. ANS is intended to extend GoDaddy's role in supporting the open internet, and over time may present opportunities to offer additional services and partnerships related to agent identity and management.
Our Opportunity and Advantages
Our Opportunity—Empowering Entrepreneurs
Our mission is to empower entrepreneurs everywhere, making opportunity more inclusive for all. Our customers represent a large and diverse market that we believe is fundamentally underserved by other companies. According to the U.S. Small Business Administration's Office of Advocacy, 99.9% of all firms in the U.S. are small businesses, of which there were approximately 36.2 million, based on the Census Bureau's 2022 Statistics of U.S. Businesses. These small businesses are estimated to represent approximately 43.5% of total U.S. gross domestic product. We believe a significant market exists for our products and services, and we believe our addressable market extends beyond small businesses and includes individuals and organizations, such as universities, community organizations, charities and hobbyists.
Core Entrepreneurial Needs We Serve - Meeting our Customers at Every Phase of the Entrepreneur's Wheel
While our customers' needs change depending on where they are in their journey, the most common customer needs we serve include:
Identity. Our customers want to develop an identity by finding a name that distinctly identifies their business, hobby or passion. We believe their identity includes more than a simple, mobile-enabled website, our customers also need the ability to get found across various search engines, social media platforms and vertical marketplaces. And while our customers' online identities start with creating and managing these points of presence, their identities are amplified through content generation and the ability to engage and transact online with their customers and audience.
Presence. Presence represents the need of our customers to present themselves to their customers, which they do through an ever-expanding set of options through their website and across various marketing channels, email, marketplaces and social media. Being able to seamlessly create and post content quickly is imperative. What it means for our customers to be online continues to evolve. Having an effective online presence often means having a combination of: (i) a secure and content-rich website viewable from any device; (ii) a presence on multiple social media channels (e.g., Meta, TikTok, Snapchat, X and WeChat); (iii) getting found by search engines (e.g., Google); and (iv) establishing a presence on: (a) an increasing number of horizontal marketplaces (e.g., Yelp and Eventbrite); (b) vertical marketplaces (e.g., Zillow, OpenTable and HomeAdvisor); and (c) e-commerce platforms (e.g., Amazon, eBay and Etsy).
Commerce. Commerce reflects our customers' need for reliable, seamless payment and transaction capabilities across both online and in-person environments. Their customers' expectations are shaped by enterprise-grade experiences, including fast, secure and flexible payment options such as digital wallets, tap to pay and integrated payment processing. Whether selling products or services, our customers need to accept payments wherever and however transactions occur, enabling customers to discover offerings online, engage digitally, book appointments when applicable and complete transactions smoothly in-person or online.
Supporting Entrepreneurs at Every Stage of Their Journey - How We Can Help Them Grow, Operate and Succeed
While identity, presence and commerce form the foundation of an entrepreneur's online journey, sustained success requires ongoing enablement and support. Our customers are focused on completing their essential jobs to start, run and grow their businesses, often with limited time, resources and technical expertise. We support our customers in completing these jobs in a variety of ways including:
•Facilitating customer interaction as our customers grow their business. Our customers need to effectively communicate with their customer base and potential customers across a communication landscape that is fragmented in both form and function. We offer our customers solutions across this landscape, which includes: (i) branded email communication, originating with domain registration and email creation through an email client; (ii) online marketing in a variety of content types and channels; (iii) online commerce with reservation and scheduling, product catalogs, e-commerce and payment processing capabilities, including in-person POS payment processing; (iv) messaging capabilities, including across SMS, Facebook Messenger, WhatsApp and other messaging platforms; and (v) email marketing. Surrounding these channels and tactics, our customers also need easy-to-use tools to run their businesses.

•Saving time, reducing complexity and enabling focus through intelligent automation. Our customers increasingly need solutions that simplify how they establish, operate and grow their businesses. They want intelligent solutions that reduce manual effort, eliminate complexity, help them move from intent to outcome more efficiently across the Entrepreneur's Wheel and proactively execute tasks that meet their needs. With Airo, our customers can utilize agents that are designed to handle these fundamental jobs to be done, including domain searches and naming, logo creation and building websites and applications.
•Technology that is easy-to-use, reliable, secure, efficient, performance enhancing and evolves with their needs. Our customers vary significantly, but their needs for an integrated platform and set of tools that enable their domain, website, marketing and commerce solutions are the same. They need tools that easily work together as their ideas grow and become more complex. Our customers expect reliable products and want to be confident that their digital presence is secure, even when customized. They work on their ideas whenever and however they can and need solutions that fit their lifestyle and schedule. Our tools and solutions provide a platform that can meet the range of needs, demands and levels of sophistication of our customers, from those that may not be technologically savvy to more sophisticated customers such as WebPros. In addition to our standalone tools and solutions, Airo helps small businesses establish their online presence and grow through AI-powered tools that assist with domain searches, logo and image creation, website and social media posts, ad design and email marketing campaigns.
•Connecting with a real person when they need help. Depending on their journey, a customer may seek guidance on setting up a website, launching new features or trying a new tool or solution, and they need that guidance on their time. Our customers need real people who are readily available and can provide care at all levels of technical sophistication. Our Guides are readily available to provide care to our customers while building strong relationships to support them throughout their journeys. In addition, we provide customer care by handling some of the more difficult and arduous tasks for them through a collection of managed service offerings and our Airo-enabled solutions. For example, customers that utilize our Airo-enabled solutions have access to proactive, informed and personalized support as they work on building website content, creating logos, preparing engaging social media posts and more.
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
We believe that serving our customers' needs helps create deep relationships, where we are viewed as not just a solution provider, but also a guide and partner to their journey on the Entrepreneur's Wheel. This makes for a favorable business and economic model, aligning GoDaddy's mission and vision with our customers needs and interests.
Our stable and durable business model is driven by strong brand recognition, efficient customer acquisition, high customer retention rates, increasing lifetime spend of our customers and our ability to attract high intent customers. In 2025, we generated $4,951.1 million of revenue, up 8.3% from $4,573.2 million in 2024, and we generated $5,400.0 million in total bookings, up 7.2% from $5,038.8 million in 2024. We believe the breadth and depth of our tools and solutions, seamless ease-of-use in a one-stop shop, our proactive, informed and personalized guidance and the responsiveness of our GoDaddy Guides and our evolving AI-powered solutions continues to build our strong customer relationships leading to high customer retention rates. In each of the five years ended December 31, 2025, our customer retention rate was approximately 85%, with the exception of the year ended December 31, 2024 when the retention rate was approximately 84% due to divestitures, migrations and end of life of certain products as part of our efforts to streamline brands outside of the GoDaddy platform. The retention rate for our customers who had been with us for over three years as of December 31, 2025 was approximately 90%. Greater than 89% of our total revenue for the year ended December 31, 2025 was generated by customers who were also customers in the prior year. In addition, in 2025, we had over 2.0 million customers who each spent more than $500 a year on our product offerings.
Our Advantages
Our customers serve many roles in their business; they simultaneously run marketing, accounting, service delivery operations, customer service, people operations and many others. Time is often their most valuable resource and complexity is their hindrance. Our customers want an impactful online presence, but may not have the time and skills to make that happen. Our goal is to be a trusted partner to these entrepreneurs, bringing together the technology, ease of use and guidance necessary to bring their ideas to life online. We believe the following strengths provide us with competitive advantages in serving these needs:

Global Brand Awareness. Our global brand benefits from high awareness as the leading domain name provider, with approximately 81 million domains under management as of December 31, 2025. Based on information reported in VeriSign's most recent Domain Name Industry Brief, this represented around 21% of the approximately 387 million domain names registered worldwide as of December 31, 2025. Our global presence gives us the ability to leverage our brand, a competitive advantage when customers search for products and solutions. We have 20.4 million paying customers and a customer retention rate of over 85% for the year ended December 31, 2025. We market and sell to customers in over 200 markets around the world and in 2025, 48% of our customer base and approximately a third of our revenue was derived from our international presence.
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
For example, with Managed WordPress, we help reduce the complexity of launching and managing WordPress sites so our customers can stay focused on growing their business, not managing complex WordPress hosting tasks. We provide this on a fully managed platform supported by our AI-powered tools and solutions, including Airo site designer and SEO and site optimization. With Websites + Marketing, our proprietary CMS, we incorporate seamlessly intuitive experiences by uniting marketing, content, commerce and customer management tools into a single experience.
Additionally, with Airo, our AI-powered experience, we aim to reduce complexities for our customers through agentic AI solutions that can anticipate needs and next steps and provide solutions through informed interactions, small business industry expertise, knowledge queries and best practices. Airo can also help our customers build their identity with domain searching, personalized logos, email inboxes and email templates and aims to help our customers grow their business with proactive email and text messages, proposed product descriptions and social media posts, conversational UI landing pages and auto-generated product catalogs.
We also seek to leverage data and insights to personalize the products and experiences of our customers as well as tailor our solutions and marketing efforts to each of our customer groups. The automation and content creation abilities inherent in these tools elevate the discoverability of and engagement with our products, creating a true one-stop shop experience. This further enhances our customers' capacity to market their products, sell online, manage their businesses and grow, all in a seamless, low-friction manner. We constantly seek to improve our website, marketing programs and customer care to intelligently respond to each stage of our customers' journeys and identify their specific product needs based on experimentation. This allows us to interact more frequently with our customers and understand what products work well for them. We intend to continue investing in our technology and data platforms to harness the power of AI to further enable our personalization efforts and make our products even more intuitive for our customers.
Personalized Guidance. Our customers deeply value expertise and know-how, which has been part of the GoDaddy ethos since our founding. Our customers' needs are highly individualized and unique to their ventures, which we believe makes operating a guidance experience at scale a competitive advantage. This guidance is delivered through our global Care organization, including our GoDaddy Guides, who provide trusted personalized, human support to customers across a wide range of technical sophistication, business models and stages of growth and our AI-based Care tools that provide proactive, informed and personalized guidance. Our Guides and bots combine product knowledge with an understanding of customer intent to help customers navigate complexity, adopt new capabilities and make progress toward their goals with confidence. In addition, as we continue to introduce AI-powered tools, including our Airo-enabled solutions, we leverage insights from these customer interactions to inform and enhance both our automated experiences and human-led guidance. We believe this combination of intelligent technology and trusted human support strengthens customer outcomes and deepens long-term relationships.
We continue to extend this competency into several new interfaces and subject matters, which allow us to take learnings and insights gained from customer interactions to build and grow our offerings and drive more thoughtful engagements for our customers. For example, within our Websites + Marketing platform, customers can utilize our AI-powered marketing consultant to create marketing plans as they seek to market their businesses in a number of different channels based on the type of their venture and their geography. We also offer a range of training and engagement content available for our customers, through a number of different content forums and across platforms like YouTube and Instagram. In addition, customers who utilize Airo-enabled solutions get access to proactive, informed and personalized support for website content, logos, ready-to-use social media posts and more.

GoDaddy Small Business Research Lab. Established in 2018, GoDaddy's Small Business Research Lab (formerly, Venture Forward) aims to quantify the economic impact of more than 20 million microbusinesses across the U.S., UK, Australia and Canada (measured by a unique domain and an active website) have on their economies. Most of these businesses employ fewer than ten people, categorizing each as a microbusiness. While these microbusinesses may be small, we discovered through our research that their impact on economies is often outsized. The data gathered by the Small Business Research Lab helps those studying, reporting on or advocating for entrepreneurs understand developing themes and insights into microbusiness/digital entrepreneurship. The data also helps us better understand our customers' mindsets, the requirements and challenges they face from start-up through more substantial developments, their aspirations as well as their current circumstances. We can also tailor topics covered by our survey to reflect current events, providing real time updates that can inform on key insights and themes from the populations surveyed. We publish five primary datasets on the Small Business Research Lab Data Hub, most of which are updated quarterly and downloadable for free.
Operations
Human Capital
Our people embody the same grit and determination as our customers. Our world-class engineers, designers, marketers and GoDaddy Guides share a passion for technology and its ability to change our customers' lives. We live by the same principles that enable our customers' ideas to survive and thrive, including owning outcomes, building value, fusing forces, working courageously and living passionately. Our relentless pursuit of building value and doing right for our customers has been a crucial ingredient of our growth. This mindset is reinforced by a culture of experimentation that encourages learning, iteration and thoughtful risk-taking, allowing teams to test ideas, refine solutions and adapt quickly to changing customer needs.
As of December 31, 2025, we employed 5,845 people worldwide, made up of 2,414 in technology and development, 2,237 in care and services (who represent the portion of our GoDaddy Guides that are employed directly by GoDaddy), 369 in marketing and advertising and 825 in general and administrative functions. In addition to the 2,237 GoDaddy Guides discussed above, we partner with various third-party providers and vendors to provide contracted care and support services to our customers; approximately 3,400 individuals are employed with or engaged by our external partners. These third-party providers are primarily located in international markets, most significantly in India and the Philippines. A majority of our employees are based in the U.S. and Europe. None of our U.S. employees are represented by a labor union or are party to any collective bargaining agreement in connection with his, her or their employment with us. Certain of our employees in Germany are represented by employee works councils and some other internationally based employees are represented by worker representatives in accordance with local regulations.
At GoDaddy, we strive for a workplace culture where everyone has the opportunity to thrive. We support this goal by focusing on key human capital initiatives including:
•Compensation, Pay Parity and Benefits. We actively work to attract a diverse employee population and are committed to providing equitable opportunity in all aspects of employment. In line with this, our compensation programs and practices are designed to compensate our employees fairly based on the work that they perform. Our Compensation and Human Capital Committee aims to design compensation programs that align our pay for performance philosophy at each stage at which compensation decisions are made, including at hire, promotion and throughout the annual compensation cycle. Since 2015, we have published our gender pay parity analysis, and we have compensated our employees, regardless of gender, substantially the same (after controlling for legitimate compensable factors) for performing similar jobs across the company for all entities included in our analysis. In 2017, we began reporting on our race and ethnicity pay practices across U.S.-based employee populations and reported that, according to our analysis of such data, we have paid employees, regardless of their race and ethnicity, substantially the same for performing similar jobs across the company. We report on our analysis annually in our sustainability disclosures. In addition to these pay practices, we continue to offer employees a range of comprehensive and competitive benefits and well-being offerings that support our human-centered approach and that allow us to attract and retain top talent.
•Talent and Career Development. We commit to providing fulfilling career development opportunities for our employees. Through our learning and development initiatives, we aim to achieve three goals: (i) align employees to our company strategy and goals; (ii) connect employees through experiential learning; and (iii) grow employee skill sets for the future. We offer extensive learning opportunities to our employees spanning leadership, sales, service and technology and compliance training through e-learning, instructor-led content, video-based and blended platforms. We offer several leadership development opportunities including new manager onboarding, a leadership development program for managers and above. In addition, for our GoDaddy Guides, we offer continuing education and training programs that are immersive with environments, technology and tools that enable active learning.
•Harnessing the Power of AI For Our Employees. We are supporting our employees with the latest technologies to enhance and assist in productivity and learning, including AI solutions and software. We aim to provide our employees with AI-powered tools and experiences, such as various large language models (LLMs), AI-enabled companions and our internal AI-powered chat interface, to enhance their effectiveness and efficiency. In 2025, substantially all of our employees used AI tools at least once a month, and over half of the code our teams are generating is written by our AI tools and solutions. In addition, our Care team uses AI tools to help analyze contacts for opportunities to improve our offerings, our website and our Care experiences.
•Employee Engagement. We aim to create a working environment and culture in which our employees feel respected and supported to do their best work. To that end, we ensure that we are engaging, listening and responding to employee concerns through our annual anonymous employee engagement survey known as GoDaddy Voice. Approximately 79% of our employees participated in the survey in 2025. We monitor employee responses to identify areas of opportunity and set goals and expectations for improvement to ensure employees feel connected and engaged with GoDaddy's mission, our customers and their own teams. Following a comprehensive review, the key results, areas of progress and opportunity, and plans for improvement are shared with all employees.
•Diversity, Equity, Inclusion and Belonging. At GoDaddy, we are committed to attracting, hiring, and retaining the best talent from around the world. We strive to foster a diverse, inclusive and equitable workplace where all employees have the opportunity to learn, grow, and succeed. Our employee resource groups (ERGs) play an important role in supporting these goals. ERGs are voluntary, employee-led groups open to all employees that focus on the common topics, identities, affinities, and interests that matter to our people. Aligning with our values of fusing forces and respecting one another, our ERGs help employees connect with one another, feel a sense of belonging at GoDaddy, support one another's professional development and come together. We also continuously work to have hiring, development, and retention practices that enable GoDaddy to be an employer of choice for top talent globally. As we work to make opportunity more inclusive for all, we remain committed to cultivating a workplace where our employees can thrive.
•Community Engagement. GoDaddy's community engagement efforts, led by our Corporate Sustainability & ESG team, support employee volunteerism and philanthropy as an extension of our commitment to the communities where we live and work. GoDaddy employees are eligible annually for 20 hours of paid time off to volunteer. We also offer each GoDaddy employee up to $1,500 annually, which they can use as one-to-one matches on their donations to eligible nonprofit organizations and/or $35 donation to eligible nonprofits for every hour the employee volunteers with the organization. These programs empower our employees to support causes that matter most to them.
Our board of directors and the Compensation and Human Capital Committee oversee our human capital management programs, practices and strategies. Additional information on these matters and their oversight can be found in our annual proxy statement. Our most recently published pay parity practices and company-wide gender and racial/ethnic representation are published in our annual sustainability disclosures, which is available on our website along with our recent EEO-1 Report.
Technology and Infrastructure
Our products, customer experiences and business systems are enabled by our technology and infrastructure to provide scalability, security and flexibility. Technology and development expenses, including those expenses related to our technology platform, were $841.5 million, $814.4 million and $839.6 million during the years ended December 31, 2025, 2024 and 2023, respectively. The growth in our technology and development expenses has been driven primarily by our focus on enhancing customer experiences through the use of software-driven products. Our scalable infrastructure platform was built to allow for economies of scale and enable next-generation hosting architecture for our customers, while investing in faster, denser and more efficient data centers, improved network connectivity and resiliency, both domestically and internationally.
We aim to provide a reliable and secure global platform and resilient infrastructure. Our investments in technology, including engineering talent, patents, online security, customer privacy, reliable infrastructure and data science capabilities, enable us to innovate and deliver personalized solutions for our customers. Our API-driven technology platform is built on open source technologies such as OpenStack and Ceph. Additionally, our platform allows our developers to create new and enhanced products or product features assembled from common building blocks, allowing for faster deployment cycles. We believe our products work best together and provide greater value and ease of use when integrated through our platform, compared to customers purchasing individual solutions from multiple providers and attempting to integrate on their own. As of December 31, 2025, we had 2,414 employees in technology and development and 354 issued patents in the U.S. and other countries covering various aspects of our product offerings. Additionally, as of December 31, 2025, we had 13 pending U.S. and international patent applications and intend to file additional patent applications in the future.
Physical Infrastructure and Management
Our physical technology infrastructure supports our products, experiences and business systems through servers located in data centers around the world. As a leading website hosting platform, we invest significantly in our network to handle significant internet traffic at low bandwidth costs. We invest in the automation of our physical data center infrastructure and use open source solutions when possible to automate manual processes and reduce the risk of human error and lower our operating costs. Additionally, we leverage a common infrastructure based on OpenStack, Kernel-based Virtual Machine and Ceph to enable next-generation services. We continue to migrate many of our non-hosting products and internal systems to Amazon Web Services. Our infrastructure consolidations have reduced our managed physical footprint by approximately 81% over the last four years, and have accelerated our ability to deliver performant and reliable customer experiences. These efforts and our technology infrastructure footprint allow us to scale and provide our customers with valuable products at affordable prices.
Customer Experience and Business Systems
Our platforms provide our global customers with easy-to-use products, by allowing us to experiment and quickly deploy improvements incorporating our data insights. Our investments in our platform capabilities include the following:
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
Product Development
We continue to expand the ways we serve our customers to meet them on their journeys and handle their fundamental jobs to be done. Our primary website building products (Websites + Marketing and Managed WordPress), email offerings (Microsoft 365 and Titan email), domain aftermarket, website security, and commerce products each represent jobs to be done across the Entrepreneur's Wheel that are complementary to our long-standing offerings and provide our customers with a one-stop shop solution with human-centered guidance. Our key product development initiatives include:
Harnessing the Power of AI For Our Customers. We design our AI-powered tools and experiences to enhance our customers' discoverability of and engagement with the full suite of our product offerings and to reduce the friction inherent in establishing an online presence and growing a businesses. Such tools are built to help our customers go from idea to payment acceptance in minutes with all their other business needs in between. In 2025, we continued to harness the power of AI, with a focus on enabling agentic AI capabilities across Airo and our existing products. Our expanded AI solutions include conversational chat interfaces that utilize natural language to help with website creation and customization; Airo Plus Logo, which supports automated brand identity creation; Airo Plus Marketing, to assist with AI-enabled marketing content and campaign management; and Airo Plus Site Optimizer, an AI-driven tool to obtain website performance insights and recommendations. We also established Airo.ai, a new website built on the GoDaddy Software Platform to help customers efficiently accomplish key jobs to be done, from establishing an online presence to growing and managing their business. We also use AI-enabled tools internally to support productivity and efficiency across certain functions and to facilitate experimentation, testing, and iteration in product development and operations.
Powering a Simple and Effortless Presence. We offer a range of solutions that help our customers publish their ideas online, including Websites + Marketing and Managed WordPress. These solutions combine mobile-optimized website builders with an integrated set of marketing and e-commerce solutions, all of which are enhanced with AI-powered tools. We continue to invest in Websites + Marketing and other tools, templates and technology to make building, maintaining and updating a professional presence simple and easy. We continue to introduce AI-powered capabilities across our suite of products aimed at delivering proactive, informed and personalized website content, logos, domains, ready-to-use social media posts, marketing calendars, email communications and more. The automation and content creation abilities inherent in these tools help elevate the discoverability of and engagement with our products, creating a true one-stop shop experience. This further enhances our customers' capacity to market their products, sell online, manage their businesses and grow, all in a seamless, low-friction manner.
Making the Business of Business Easy. Our business applications range from domain-specific email and email marketing to payment tools to help our customers interact and communicate with their customers and grow their ideas. For example, GoDaddy Conversations is a communications platform that helps small businesses support, engage and convert customers through email, text, online chat, social media, voice and video conversations. GoDaddy Conversations is also integrated with Google's Business Messages, allowing customers with Websites + Marketing plans to receive messages from their customers using Google Search and Google Maps. We intend to continue investing in the breadth of our product offerings to help our customers connect with their customers and run their ventures.
Enabling the Next Generation of Naming. We are the global leader in domain name registration, with approximately 81 million domains under management as of December 31, 2025. We offer easy and efficient domain name search tools, including through Airo, that can be accessed through our website and mobile application. Customers can search using business descriptions or natural language through our chat interface options available on Airo.ai, which suggests a wide variety of creative domain and business name recommendations aimed to suit each customer's needs. In addition, through GoDaddy Registry, we operate or provide back-end registry services to approximately 170 TLDs. We also offer an expanded secondary aftermarket to help match buyers to sellers who already own domains. For example, with GoDaddy Auctions, customers can find the perfect domain or invest in an inventory of domain listings and exclusive expired auctions, and they can even watch and bid on domains at auction and stay on top of current bids with our GoDaddy Investor mobile application. We continue to invest in search, discovery and recommendation tools, including those that are AI-powered, and transfer protocols for both primary and secondary domains. In 2025 we started preparations for and work on an approach towards our participation in the next ICANN gTLD round. These efforts will continue throughout 2026. In addition, GoDaddy Registry now provides domain name blocking that is designed to help rights holders to take control of their online identity.
Partnering Up. Our flexible platform enables us to form strategic partnerships and quickly launch new products and offerings for our customers, including through partnerships such as Microsoft 365 to offer email and productivity solutions to our customers. Additionally, we maintain and have ongoing processes to ensure we have a robust pipeline of potential future partnership opportunities to continue identifying value-added product and service offerings.
Helping Customers Sell Anything Anywhere. Our commerce solutions are designed to grow with our customers' businesses enabling them to seamlessly sell both offline and online, from online marketplaces and social platforms, while easily managing their sales in one place. We continue to build our suite of commerce solutions, which includes GoDaddy Payments, Tap To Pay on Mobile App and Smart Terminals. In 2025, we launched GoDaddy Capital, a merchant cash advance program available to GoDaddy Payments users, that allows them to apply for an advance of up to $1.0 million and Instant Payouts, an on-demand payout option allowing our customers to get their payout on any day, including weekends and holidays. We also expanded commerce functionality within Websites + Marketing Commerce and introduced AI-enabled capabilities across payments and other commerce solutions to support setup, management, and optimization of selling activities.
Enabling Trust and Discoverability for AI-Powered Agents. At GoDaddy, we are focused on supporting the evolution of the open internet, including the emerging concept of an agentic open internet, in which software and AI-enabled agents may assist individuals and businesses in completing tasks online. For more than 30 years, the open internet has enabled entrepreneurs to establish an online presence and grow their businesses, and GoDaddy has served as a foundational partner by providing domain names, digital identity and related infrastructure. As the internet continues to evolve with the rapid and developing use of AI-enabled agents, we believe the same foundational elements and similar infrastructures that have historically supported participation on the open internet, such as identity, naming and trust, will become increasingly important in an agentic open internet. For example, we expect infrastructure to be required to ensure that AI-powered agents can discover one another, validate identities and establish trust across domains allowing these agents to collaborate and complete end-to-end tasks with speed and precision. In response to these developments, we launched ANS, an open architecture built on industry standards to serve as a trust layer for AI-powered agents. ANS is in production with registered agents operational since the end of 2025. Developers can register agents through GoDaddy's public API, and the public can confirm and verify agent registrations through our ANS Transparency Log, which is globally accessible. ANS is intended to extend GoDaddy's role in supporting the open internet, and over time may present opportunities to offer additional services and partnerships related to agent identity and management.
Marketing
We believe GoDaddy is one of the most recognized internet brands in the U.S. with high brand awareness globally. We established this high level of brand awareness primarily through our advertising campaigns across various platforms including television commercials, print, online and billboards and supplemented these advertising campaigns with our own entrepreneurial customers and social media influencers. Our strong brand helped us attract and retain 20.4 million customers as of December 31, 2025.
Our marketing efforts include metric-driven direct response marketing to acquire new customers and sell additional products and services to existing customers. We use a variety of targeted online marketing programs, including search engine marketing, SEO and targeted email and social media marketing campaigns, as well as more traditional direct marketing and indirect channel partner marketing programs, to drive interest in our products and traffic to our websites. To maximize the returns on our investment, we constantly refine our media mix across our channels.
Central to our international strategy is a philosophy of scaling our product offerings and customer experience and deploying them through our global infrastructure. As of December 31, 2025, we had approximately 9.8 million customers outside of the U.S. and derived approximately 33%, 32% and 32% of our total revenue from international sales during the years ended December 31, 2025, 2024 and 2023, respectively. Marketing and growth teams prioritize scaling initiatives, products and Care services across markets, while using select localization strategies to maximize returns in specific markets. Our historical international investments have enabled us to successfully launch and expand our business outside the U.S. and as of December 31, 2025, we market and sell to customers in over 200 markets around the world. We take a rigorous approach to managing the level of investment we make and expect to make in each geographic market where we have a presence or expect to have a presence based on a market tier approach.
Competition
We provide cloud-based solutions enabling individuals, businesses and organizations to establish an identity and online presence, connect with customers and manage their ventures and enable them to sell directly online, in-person and across multiple channels, backed by proactive, informed and personalized guidance. The market for our products and services is highly fragmented and competitive. These types of products and solutions continue to evolve, creating opportunity for new competitors to enter the market with point-solution products or address specific segments of the market. In some instances, we use commercial partnerships with companies with which we also compete. Additionally, as we continue to enable our solutions and tools with AI, and as technology continues to rapidly evolve, including with respect to AI and LLMs, we anticipate we will face more competition in the markets in which we compete from both traditional and non-traditional competitors.
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
ccTLD Authorities. The regulation of ccTLDs is governed by national regulatory agencies of the country underlying the specific ccTLDs, such as the U.S. (.us), Colombia (.co), China (.cn), Canada (.ca) and the UK (.uk). Our ability to sell ccTLDs is dependent on our and our partners' abilities to maintain accreditation in good standing with these various authorities.
Advertising and promotional information presented on our websites and in our products, and our other marketing and promotional activities, may be subject to federal and state consumer protection laws regulating unfair and deceptive practices. U.S. federal, state and foreign legislatures have also adopted laws, rules and regulations regulating numerous other aspects of our business. Regulations relating to the internet, including laws governing online content, user privacy and data protection, automatic renewal laws, taxation, and liability for third-party activities, are particularly relevant to our business. A sample of such laws, rules and regulations is discussed below.
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
Privacy and Data Protection. In the areas of personal privacy and data protection, the U.S. federal and various state and foreign governments have adopted or proposed limitations on, and requirements associated with, the collection, distribution, use, storage and security of personal information of individuals. For example, the European Union (E.U.) General Data Protection Regulation (GDPR), includes stringent operational requirements for processors and controllers of E.U. personal data with broad extra-territorial effect and imposes significant penalties for non-compliance. In the U.S., the California Consumer Privacy Act and its associated regulations require covered companies to provide specific disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales and sharing of personal information for advertising and other purposes. Numerous other U.S. states have adopted or are considering laws, rules and regulations relating to processing of personal information that apply to our business. We expect compliance with the increasing number of these laws, rules and regulations in the U.S. and globally to be more burdensome and costly for us.
Payments Regulation. Various U.S. federal, state and international laws, rules and regulations govern the payments industry, including the Bank Secrecy Act of 1970, anti-money laundering and sanctions regulations, and state money transmitter licensing laws. Our payments services may become subject to regulation by authorities, which would subject us to, among other things, (i) record-keeping, reporting and bonding requirements, (ii) limitations on the investment of customer funds and (iii) inspection by state and federal regulatory agencies. In order to offer retail POS solutions that connect to payment networks, retail POS providers must certify their products and services with the payment card networks, financial institutions and payment processors, and comply with applicable network operating and security standards as well as comply with government and telecommunications company regulations including those imposed by the U.S. Federal Communications Commission and similar telecommunications authorities worldwide.
Artificial Intelligence. AI is the subject of evolving review by various governmental and regulatory agencies around the globe. For example, the E.U. has enacted the EU AI Act, which regulates the development, deployment and use of AI systems with broad extra-territorial effect. In the U.S., various laws, regulations, rules, orders and directives have been proposed or implemented relating to the development, deployment, and use of AI. The regulatory and legal requirements relating to AI are evolving rapidly. Similarly, intellectual property ownership and license rights, including copyright, surrounding AI technologies have not been fully addressed by U.S. and international courts or laws, rules or regulations. We monitor developments in global AI laws, rules and regulations to evaluate and comply with requirements applicable to our business.
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
As of December 31, 2025, we had 354 issued patents in the U.S. and other countries covering various aspects of our product offerings. Additionally, as of December 31, 2025, we had 13 pending U.S. and international patent applications and intend to file additional patent applications in the future. As of December 31, 2025, we had 563 registered and 56 pending trademarks in jurisdictions including the U.S., E.U., UK, China and Germany.
We have non-disclosure, confidentiality and license agreements with employees, contractors, customers and other third parties, which limit access to and use of our proprietary information. In addition, we have an ongoing trademark and service mark registration program pursuant to which we register our brand names and product names, taglines and logos in the U.S. and other countries to the extent we determine appropriate and cost-effective. We also have common law rights in some unregistered trademarks that were established over years of use. We also have a trademark and service mark enforcement program pursuant to which we monitor applications filed by third parties to register trademarks and service marks that may be confusingly similar to ours, as well as the use of our major brand names in social media, domain names and other internet sites. Though we rely in part upon these legal and contractual protections, as well as various procedural safeguards, we believe the skill and ingenuity of our employees, the functionality and frequent enhancements to our solutions and our ability to introduce new products and features meeting the needs of our customers are more important to maintaining our competitive position in the marketplace.
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
•Evolving technologies, including AI-based technologies, and changes in customer behavior and practices with respect to the internet may impact the demand for and value of our products and services.
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
•Our business could be affected by new laws, rules, regulations or court orders regarding the internet.
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
The markets in which we compete are characterized by constant change, innovation, frequent new product and service introductions and evolving industry standards. We expect these markets to continue to rapidly evolve, including as a result of developments in AI. Our historical success has been, in part, based on our ability to identify and anticipate customer needs and design products and services that provide our customers with the tools they need to grow their businesses. For example, following the launch of Airo in 2023, we have continued to enhance our AI-powered experience, most recently transforming the platform into an agentic solution built to handle our customers fundamental jobs to be done, such as domain searches and naming, logo creation and building websites and applications. We also continue to expand our commerce offerings, for example, we recently launched GoDaddy Capital, a merchant cash advance program, and Same-Day Payouts, an option for customers to elect to receive their payouts on the same day as the payment is processed.
We must continue to identify our customers' needs and develop new and enhanced solutions, tools and technology to maintain our competitive position, including solutions and tools powered by AI. The process of developing new solutions and enhancements is complex, uncertain and can be costly. Our new products, product enhancements or technology advancements could fail to attain meaningful customer acceptance for many reasons, some of which may be unknown to us, but may include:
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
If our new products, product enhancements or technological advancements do not achieve adequate acceptance by our customers or do not result in increased sales or subsequent renewals, our competitive position will be impaired, our anticipated revenue growth may not be achieved and the negative impact on our operating results may be particularly acute because of the upfront technology and development, marketing and advertising and other expenses we may incur in connection with new products or enhancements.
Our use, development, adoption, deployment and maintenance of AI and other new and evolving technologies may present significant risks, which could result in increased costs, litigation, reputational harm and liability.
We are increasingly using new and rapidly evolving technologies, such as AI, including agentic AI, to, among other things, develop new tools and solutions, add new features in our existing solutions and enhance our own business operations. There are significant risks involved in the development, adoption, use, deployment and maintenance of AI, such as potential increases in intellectual property infringement or misappropriation claims, privacy, data protection, cybersecurity, confidentiality, operational and technological risks, as well as risks associated with harmful content, accuracy, bias and discrimination, any of which could affect our further development, adoption, use, deployment and maintenance of AI. We also are developing and deploying agentic AI systems that operate with greater autonomy, which presents additional risks, including unintended or unauthorized actions and increased difficulty in predicting, supervising and controlling agentic behavior. Our use of AI technologies in new and existing solutions and within our business operations may result in new or increasing governmental or regulatory scrutiny, litigation, ethical concerns, increases in research and development or other costs or other complications that are not yet known to us, each of which could adversely affect our business, reputation or financial results.

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
Our use of AI could also pose other concerns. If we enable or offer solutions that draw controversy or if these new offerings do not work as we intend, we may experience brand or reputational harm, competitive harm or legal liability. Further, AI may create content that appears correct but is factually inaccurate, incomplete, insufficient, biased or otherwise flawed or contains copyrighted or other protected material, which may not be easily detectable despite internal policies and diligence efforts. To the extent we or our customers rely on such results, we could incur operational inefficiencies, competitive harm, brand or reputational harm, or other adverse impacts on our business and results of operations. Additionally, our employees, contractors, vendors and service providers' use of AI-powered software offered by third-parties may lead to the inadvertent disclosure of our personal, sensitive, proprietary or confidential information into publicly available third-party training sets, which may impact our ability to realize the benefit of, or adequately maintain, protect and enforce our intellectual property or our personal, sensitive, proprietary or confidential information, harming our competitive position and business. The rapid evolution of the use of AI requires and will continue to require resources to develop, test and maintain our products and services and implement AI governance and controls to help ensure that AI is implemented appropriately to minimize unintended and harmful impacts.
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
Evolving technologies, including AI-based technologies, and changes in customer behavior and practices with respect to the internet may impact the demand for and value of our products and services.
Technologies related to our customers' Identity and Presence, including domain names, websites, website building, social media, search engines, apps, mobile devices and AI-powered tools and services have rapidly evolved and continue to evolve. This evolution and continued evolution could negatively impact the demand for certain of our products and services, including domain names, aftermarket, websites and website building tools or email and productivity solutions. For example, the domain name registration market continues to evolve and adapt to changing technologies, which has, and may in the future include, changes in the administration or operation of the internet, including the creation and institution of alternate systems for directing internet traffic without using the existing domain name registration system, or fundamental changes in the domain name resolution protocol used by web browsers and other internet applications. Additionally, technological changes to web browsers or internet search could reduce demand for domain names. If internet users' preferences or practices shift away from recognizing and relying on web addresses or they were to significantly decrease their use of web browsers in favor of apps or AI-based tools to locate and access content, demand for domain names in the gTLDs we operate could be negatively affected.

Our customers and their businesses rely heavily on tools and solutions that help them manage and grow their Presence, including dedicated websites, online stores and social media channels, such as Meta, TikTok, Snapchat, X and WeChat. As reliance on social media channels, applications and AI-powered tools increases, domain names, websites and online stores and marketplaces may become less prominent, and their value may decline. In addition, we are dependent on the interoperability of our products with these channels, applications and mobile devices. If we are unable to effectively integrate our solutions with and within these channels and applications or on these devices, we may lose market share.
In addition, advances in AI, including tools that enable customers to create, modify, and deploy websites, applications or digital experiences using AI-powered platforms, including those that utilize natural language or other high-level inputs rather than traditional development workflows, may alter customer expectations and behavior with respect to website creation, hosting and management. If customers increasingly rely on third-party AI platforms, closed ecosystems or other competing services, including those that offer automated or natural-language-driven website creation and hosting capabilities, demand for our website building tools, hosting products, domain names or related services could decline or pricing pressure could increase, which could materially and adversely affect our business.
The widespread acceptance of any alternative system, such as mobile applications, AI-powered products and tools or closed networks, could eliminate the need to register a domain name or to establish an online presence and could materially and adversely affect our business. These and other evolving technologies, including AI, and changes in customer behavior may have an adverse effect on our business and growth prospects. For further information concerning the risks posed by our competitors' use of AI, please refer to the Risk Factor "We face significant competition for our products, which we expect will continue to intensify, and we may not be able to maintain or improve our competitive position or market share." For further information concerning the legal and other risks arising from the development, adoption, use, deployment and maintenance of AI and AI-powered tools and solutions, refer to our risk factor "Our use, development, adoption, deployment and maintenance of AI and other new and evolving technologies may present significant risks, which could result in increased costs, litigation, reputational harm and liability."
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
In addition, we and our competitors continue to invest in AI and integrate AI capabilities into products, services and internal operations. AI technology and services are highly competitive, rapidly evolving and may at times require significant investment, including with respect to development and operational costs, to meet the changing needs and expectations of our existing and potential customers and our own operations. Other companies may develop AI products and technologies that are similar or superior to our technologies or more cost-effective to deploy. If we fail to successfully and meaningfully develop, adopt, use, differentiate and maintain AI capabilities into our solutions and internal operations, effectively manage the related risks or if we are unable to translate AI adoption into tangible outcomes, such as improved productivity, enhanced customer experience or accelerated innovation, we may lag our competitors that are more effective at leveraging AI technologies and/or our growth and competitiveness could suffer. For further information regarding the potential impact of evolving technologies on customer behaviors and practices with respect to the internet, please refer to the risk factor "Evolving technologies, including AI-related technologies, and the administration of and changes in customer behavior and practices with respect to the internet may impact the value of and demand for our products and services." For further information concerning the legal and other risks arising from the development, adoption, use, deployment and maintenance of AI, refer to our risk factor "Our use, development, adoption, deployment and maintenance of AI and other new and evolving technologies may present significant risks, which could result in increased costs, litigation, reputational harm and liability."
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
International revenue represented approximately 33%, 32% and 32% of our total revenue for the years ended December 31, 2025, 2024, and 2023, respectively. We continue to review and add systems as necessary to accept payments in forms common outside of the U.S., optimize our marketing efforts in numerous non-U.S. geographies, equip our customer care team with the knowledge to serve these markets and maintain and review the need to establish, as needed, customer care operations in overseas locations. In addition, we continue to expand our employee base in a number of international locations, including in India, Bulgaria and Serbia.
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
•differing labor laws and regulations, including those related to working time, benefit provisions and labor rights;
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
We continue to work to increase the breadth and scope of our business, operations and our product offerings. To support future growth, we must continue to improve our information technology and financial infrastructure, operating and administrative systems and our ability to effectively manage headcount, capital and processes. For example, we have made, and may make in the future, significant investments in product development, corporate infrastructure, technology and development, software systems and data center resources, marketing and our GoDaddy Guides. Additionally, we have incurred, and expect to continue to incur, expenses relating to our investments in our international business and operations, such as (i) our offerings and marketing presence in Europe, Australia, Canada and India, and (ii) our marketing spend to attract new customers, such as WebPros and Independents in non-U.S. markets. We are likely to recognize the costs associated with these actions earlier than some of the anticipated benefits, and the return on these actions may be lower or may develop more slowly than we expect. If we do not achieve the benefits anticipated from these actions, or if the achievement of these benefits is delayed, our operating results may be adversely affected.
As we continue to manage our business and operations, our management, administrative, operational and financial infrastructure may be strained. The scalability and flexibility of our infrastructure depends on the functionality and bandwidth of our data centers, peering sites and servers. Any loss of data or disruption in our ability to provide our product offerings due to disruptions in our infrastructure, services or third parties we rely on could result in harm to our brand or reputation. Moreover, as we continue to expand our solutions, work to grow our customer base and use our integrated platform for more complicated tasks, we may need to devote additional resources to improve our infrastructure and enhance its scalability and security. If we do not manage the growth of our business and operations effectively, the quality of our platform and efficiency of our operations could suffer, which could harm our operating and business results.

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
As part of our business strategy, we routinely evaluate opportunities that we believe could complement or supplement our business and address the needs of our customers, including possible acquisitions or investments in companies, talent, products, intangible assets or technologies, and for potential joint ventures, new lines of business, or other strategic investments. Such transactions could result in unforeseen operating difficulties and expenditures and could involve a number of risks, such as:
•diversion of management's attention, available cash and other resources from our existing business;
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
We believe a contributor to our success has been our company's culture, which we rely on to foster innovation, experimentation, creativity, a customer-centric focus, passion, teamwork, collaboration and loyalty. We have invested substantial time and resources to build and maintain this culture. Any failure to preserve these aspects could negatively affect our ability to retain and recruit personnel and to ensure employees effectively focus on and pursue our company objectives. Our company's culture is also central to our devoted GoDaddy Guides, who are a key component of the value we offer our customers. As we continue to evolve our business, maintain our global footprint, manage and grow our product portfolio and rely on remote and foreign workers, we may need to expend additional efforts and focus to maintain these important aspects of our culture, which could limit our ability to innovate and operate effectively. If we are not successful in these efforts, our growth and operations could be adversely affected.

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
We have experienced, and may in the future experience, system failures and outages disrupting the operation of our websites or our products such as web-hosting and email, or the availability of our customer care operations. Our revenue depends on the volume of traffic to our websites, the number of customers whose websites we host on our servers and the availability of our customer care operations. Accordingly, the performance, reliability and availability of our websites and servers for our corporate operations and infrastructure, as well as in the delivery of products to customers, are critical to our reputation and our ability to attract and retain customers. Any such system failure or outage could generate negative publicity, which could negatively impact our reputation and financial results. As we continue to transition many of our services to Amazon Web Services (AWS) to host our products, we have become, and may further become, more dependent on third parties to accommodate the traffic to our websites and those of our customers.
We continually work to expand and enhance our website features, invest in the underlying technology and infrastructure to accommodate current levels of and potential increases in (i) the volume of traffic on our godaddy.com and affiliated websites, (ii) the number of customer websites we host and (iii) our total customers. We may be unable to project accurately the rate or timing of these increases or to successfully allocate resources to address such increases, which could have a negative impact on customer experience and our financial results. In the future, we may be required to allocate additional resources, including spending substantial amounts to build, purchase or lease data centers and equipment and upgrade our technology and network infrastructure to handle increased customer traffic, as well as increased traffic to customer websites we host. We also expect to increasingly rely on third-party cloud computing and hosting providers, such as AWS, as we transition to the public cloud. We cannot predict whether we will be able to continue to add network capacity from third-party suppliers as we require it. In addition, our network or our suppliers' networks might be unable to achieve or maintain data transmission capacity high enough to process orders or download data effectively or in a timely manner. Our failure, or our suppliers' failure, to achieve or maintain high data transmission capacity could significantly reduce demand for our products. The property and business interruption insurance coverage we carry may be subject to fact-dependent and incident-specific exclusions or may not be adequate to compensate us fully for losses that may occur.
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
We rely on data centers and third-party service providers, including providers of cloud computing services, to deliver our solutions and perform certain technology, processing, servicing and support functions on our behalf. We own one data center in Arizona and lease our remaining data center capacity. The reliable performance of our products and services depends on the continuing operation and availability of our information technology systems, including our data centers, and those of our external data center colocation providers, including third-party "cloud" computing services. The reliability, delivery and stability of our products and services could be adversely impacted by security incidents, outages, disruptions, failures, natural disasters, terrorist attacks, human error, or degradations of our network and related infrastructure, including in the online platforms or services of key business partners that offer, support or host our products and services, or by other events outside or within our control, such as the migration of data among data centers and to third-party hosted environments, the performance of upgrades and maintenance on our systems, and effectively scaling our technological infrastructure, which we have undertaken in the past.
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
We maintain information and data (including personal data) on various platforms, systems and applications. From time to time, we review and make enhancements to our existing platforms or migrate information and data to new platforms, systems and applications. While we are engaged in this work, we may experience difficulties in managing our existing platforms, systems and applications, which could disrupt our operations, the provision of our products and services to our customers, the management of our finances and the reporting of our financial results. If we determine new platforms, systems or applications or updates to existing platforms, systems or applications are necessary, we may need to rely on legacy platforms, systems or applications while we plan for implementation of such new or updated platforms, systems or applications and such legacy platforms, systems or applications may not be able to scale efficiently as our business grows, which may delay future product or service launches or enhancements. In addition, any new platforms, systems or applications may operate differently than anticipated when introduced or when new versions or enhancements are released, or there may be unforeseen consequences as a result of these migrations that may cause disruptions to the availability of our products and services due to service outages, downtime or other similar issues that could harm our business. Further, our transition could involve significant time and expense. Our failure to improve our platforms, systems or applications, complete such implementations, enhancements or migrations on a timely basis, or a failure of such platforms, systems or applications to operate in the intended manner, may result in our inability to manage the growth of our business, successfully integrate our acquisitions and to accurately forecast and report our results, which could harm our financial condition and results of operations. In addition, the migration of information and data can create additional exposure to cyber attacks and other cybersecurity incidents, including, but not limited to, improper access to our or our customers' websites and data (including personal data). For further information on potential cybersecurity risks, please refer to our risk factor "An actual or perceived cybersecurity incident could impair our ability to conduct business, provide our products and services, protect data, and comply with contractual or legal obligations, and may cause us to incur substantial costs, or subject us to significant liability."
We substantially rely upon AWS services to operate our integrated platform, and any disruption of or interference with our use of AWS would adversely affect our business, results of operations and financial condition.
A substantial portion of our cloud infrastructure is provisioned through AWS, which hosts several of our products and our integrated platform. Our customers need to be able to access our platform at any time, without interruption or degradation of performance. AWS runs its own platform that we access, and we are, therefore, vulnerable to service interruptions at AWS. We may experience interruptions, delays and outages in service and availability of AWS services due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints due to any number of potential causes, including technical failures, natural disasters, pandemics, fraud or cybersecurity attacks, all of which could impact our service to our customers. In addition, if the security of AWS is compromised, or our products or platform are unavailable or our users are unable to use our products within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected. In some instances, AWS or we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. It may become increasingly difficult to maintain and improve our platform performance, especially during peak usage times, as our products become more complex and the usage of our products increases. To the extent that we do not effectively address capacity constraints, either through AWS or alternative providers of cloud infrastructure, our business, results of operations and financial condition may be adversely affected. In addition, any changes in service levels from AWS may adversely affect our ability to meet our customers' requirements, resulting in negative publicity which could harm our reputation and brand and may adversely affect the usage of our platform.

We use AWS primarily for cloud-based server capacity, storage and other infrastructure offerings. AWS enables us to order and reserve server capacity in varying amounts and sizes distributed across multiple regions. We access AWS infrastructure through standard IP connectivity. AWS provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. AWS may terminate the agreement for cause upon notice and upon our failure to cure a breach within 45 days from the date of such notification and may, in some cases, suspend the agreement immediately for cause upon notice. Although we expect that we could receive similar services from other third parties, if any of our arrangements with AWS are terminated, we could experience interruptions on our platform and in our ability to make our products available to customers, as well as delays and additional expenses in arranging alternative cloud infrastructure services. Any of the above circumstances or events may harm our reputation, erode customer trust, cause customers to stop using our products, impair our ability to increase revenue from existing customers, impair our ability to grow our customer base, subject us to financial penalties and liabilities under our service level agreements and otherwise harm our business, results of operations and financial condition.
An actual or perceived cybersecurity incident could impair our ability to conduct business, provide our products and services, protect data, and comply with contractual or legal obligations, and may cause us to incur substantial costs, or subject us to significant liability.
Our operations depend on our ability to protect our information systems against interruption, a breach of confidentiality, or other damage from cybersecurity threats and incidents. Our large size and global computer network expose us to a wide variety of cybersecurity threats that include cyber attacks from individuals, organized crime groups, nation-state sponsored organizations, and others (collectively, threat actors). These cyberattacks can take many different forms, including but not limited to deploying malicious software, exploiting hardware and software vulnerabilities, social engineering, or other actions to gain access to our systems and data or disrupt our operations. For example, we have experienced, and may continue to experience, an increase in social engineering attacks and have experienced unauthorized access to certain of our systems. While to date these incidents have not been material and we continue to invest in our cybersecurity defenses, we cannot guarantee that our defenses (or those of our third-party service providers) will be sufficient to prevent a material incident in the future.
In addition to threats from external threat actors, we face internal cybersecurity threats related to our own operations. These threats may include human error, intentional misconduct, or accidental failures, including when using third-party LLMs providers and AI systems. Although we have made investments in cybersecurity defenses designed to guard against insider threats, we cannot guarantee that our defenses (or those of our third-party service providers) will be sufficient to prevent an insider from causing unauthorized disruption or access to our systems or data.
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
In the years ended December 31, 2025, 2024, and 2023, our marketing and advertising expenses were $375.1 million, $356.9 million and $352.9 million, respectively. If these costs or our customer acquisition costs increase or we fail to generate additional sales as a result of our marketing efforts, our business, operating results and financial performance could be adversely affected.
Our ability to increase sales of our products is highly dependent on the quality of our customer care. Our failure to provide high-quality customer care would have an adverse effect on our business, brand and operating results.
We believe our focus on high-quality customer care is critical to retaining, expanding and further penetrating our customer base, including generating additional sales of products to our customers. Our GoDaddy Guides have historically contributed significantly to our total bookings. For the years ended December 31, 2025, 2024 and 2023, approximately 9%, 8%, and 9% of our total bookings, respectively, were generated from the sale of product subscriptions by our GoDaddy Guides. Most of our current offerings are designed for customers who often self-identify as having limited to no technology skills. Our customers depend on our GoDaddy Guides to guide them as they create, manage and grow their Identity, support their Presence, both online and offline, and enable them with products to meet their Commerce needs. Our GoDaddy Guides engage with customers through direct calls and/or via other communication channels, such as chat, social media and webcasts, and we continue to increase our self-serve solutions. As our customer base and our penetration within existing customers expands, we must continue to broaden our portfolio of solutions, increase the scope of our solution deployments and adapt our customer support organization to ensure our customers continue to receive the high level of customer service which they have come to expect. If we fail to maintain high quality customer care across our communications platforms to support our customers' growing needs, our reputation, financial results and business prospects may be materially harmed. Notwithstanding our commitment to customer care, our customers may occasionally encounter interruptions in service and other technical challenges, including those resulting from our GoDaddy Guides working remotely. An interruption in service and other challenges could negatively impact our business.
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
We rely on certain relationships with partners to offer and support key products and services, some of whom create integrations with our products, including Microsoft Corporation, a critical provider of email and related productivity tools through Microsoft 365, and others that create integrations with third-party applications and platforms used by our customers, such as advanced email security provided by ProofPoint, Inc., email backup and migration services provided by SkyKick and email archiving services provided by Barracuda. Our email offerings are a core component of many customers' productivity and daily operations and our ability to provide these services at scale depends, in significant part, on the continued availability, functionality and commercial terms of our partnerships, including with Microsoft and other email providers. We also maintain partnerships to help provide other core services to our customers, including with Norton Small Business, a provider of device security, cloud backup and other security tools, LegalZoom.com, Inc. and ZenBusiness, Inc., providers of business formation services, and with other providers that assist our customers with e-signatures, insurance and bookkeeping. We also work to make certain of our products interoperable with services such as Yelp, Google, Amazon, WhatsApp and Instagram and, we provide various payment options for customers, including through our partnerships and technical integrations with providers such as PayPal, Stripe, Block and Mercado Libre.
We have invested and will continue to invest in our partnerships to provide these product offerings and tools to our customers, to assist us in expanding the suite of solutions and tools we can offer to our customers and to help us attract new customers and retain and grow our existing customers. Despite these investments, our partnerships may not be as successful in retaining or generating new customers as we anticipate, which could adversely affect our ability to retain our current customers or grow our total customers, and could materially adversely affect our business and financial results. Further, these integrated products could require substantial investment while providing no assurance of return or incremental revenue. If a key partner, such as Microsoft, were to terminate its relationship with us, materially limit our or our customers' access to its products and services, fail to create operable integrations, fail to perform as expected, or if they change the features, availability or pricing of their applications or alter the terms governing our or our customers' use of their applications in an adverse manner, demand for their products, and as a result our products could decrease, we could be required to transition customers to alternative solutions, which may not be available on comparable terms, may be operationally complex and could result in service disruptions, increased costs or loss of customers, all of which would harm our business and operating results. In addition, if our relationships with our partners deteriorate or we are unable to maintain our contractual relationships with our existing partners or establish new contractual relationships with potential partners, we may not be able to offer the products and related functionality our customers expect, we may experience delays and increased costs in providing for our customers or attracting new customers, and we may lose existing customers. Any ineffectiveness of our partner programs could materially adversely affect our business and results of operations and may cause reputational harm. In addition, our partners may increase the fees they charge us or offer their services on terms that are less than favorable to us, including in connection with renewal negotiations. Such increased costs or less than favorable terms could result in increased costs to customers and potential loss of customers, which could have an adverse impact on our results of operations.

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
Our future performance and success also depends, in part, on our ability to continue to hire, retain, manage and motivate highly skilled personnel around the globe. The loss of any of our key personnel, the inability to attract or retain qualified personnel or delays in hiring required personnel, including as a result of changes or evolution in any laws, rules or regulations, may seriously harm our business, financial condition and operating results. We may need to invest significant amounts of cash and equity to retain our employees or attract new employees, and we may never realize returns on these investments. Historically, equity awards have been a key component of our employee compensation program, and as a result, any decline or continued depreciation of the price of our Class A common stock (directly or relative to the stock price of other companies with which we compete for talent) may adversely impact our ability to retain employees or to attract new employees, which could impact our business, reputation and company culture.
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
Financial Risks
Our quarterly and annual operating results and key metrics may be adversely affected due to a variety of factors, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.
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
•rapid technological change, including as a result of developments in AI adoption and integration;
•frequent new product introductions;
•evolving industry standards;
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
•shortcomings in, or misinterpretations of, our metrics and data which cause us to fail to anticipate or identify market trends or affect our ability to forecast results;
•terminations of, disputes with, or material changes to our relationships with third-party partners, including referral sources, product partners and payment processors;
•reductions in the selling prices for our products;
•costs and integration issues associated with acquisitions we may make;
•changes in laws, rules, regulations or policies, including those concerning AI, domain name registration, content control and other matters;
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
Any of the factors above, or the cumulative effect of multiple factors, or factors that may not be known to us at this time, may result in significant fluctuations in our quarterly or annual operating results, including fluctuations in our key financial and operating metrics, our ability to forecast those results and our ability to achieve those forecasts. This variability and unpredictability could result in our failing to meet our revenue, bookings or operating results expectations or those of securities analysts or investors for any period. In addition, a portion of our operating expenses are fixed in nature and based on forecasted revenue and bookings trends. Accordingly, in the event of revenue or bookings shortfalls, we may generally be unable to mitigate with commensurate reductions in operating expenses in the short term, which could adversely impact our operating results.
We release guidance in our quarterly earnings webcasts, quarterly earnings releases, or otherwise, based on forecasts by management, which are necessarily speculative in nature and subject to assumptions and inherent challenges in measurement. Our guidance may vary materially from actual results for a variety of reasons, including that our estimates and assumptions prove to be inaccurate. If our revenue, bookings or other operating results, or the rate of growth of our revenue, bookings or operating results, fall below the expectations of our investors or securities analysts, or below any forecasts or guidance we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met our own or other publicly stated financial forecasts. Our failure to meet our own or other publicly stated financial forecasts, or failure to meet securities analyst or investor expectations even when we meet our own forecasts, could cause our stock price to decline and expose us to lawsuits, including securities class action suits. Such litigation could impose substantial costs and divert management's attention and resources.
We may not be able to maintain profitability in the future.
We had net income of $875.0 million, $936.9 million and $1,375.6 million for the years ended December 31, 2025, 2024 and 2023 respectively. While we have experienced revenue growth over these periods, we may not be able to sustain or increase our growth or maintain profitability in the future or on a consistent basis. We have in the past, and may in the future, experience lower growth rates in customer demand due to factors including inflation, foreign currency headwinds and other factors that may not be known to us. We have incurred substantial expenses and expended significant resources to market, promote and sell our products. We also expect to continue to invest for future growth and to expand our product offerings. In addition, as a public company, we expect to continue to incur significant accounting, legal and other expenses in the future. Furthermore, we have incurred in recent periods, and may incur in future periods, large expenses which are not recurring, but which nonetheless negatively impact our operating results.
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
We are subject to income taxes in the U.S. and various foreign jurisdictions, and our domestic and international tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Significant judgment is required in determining our global provision for income taxes, deferred tax assets (DTAs) or deferred tax liabilities (DTLs) and in evaluating our tax positions worldwide. While we believe our tax positions are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible these positions may be contested or overturned by jurisdictional tax authorities. We are subject to periodic examination of our domestic and foreign tax returns by the Internal Revenue Service, state, local and foreign tax authorities, some of whom are challenging our tax positions. We regularly assess the likelihood of adverse outcomes from these examinations in determining the adequacy of our provision for income taxes and other tax liabilities. If the ultimate determination of income and other tax liabilities differ from the amounts recorded or accrued, our business, financial condition or results of operations may be adversely impacted.
Tax laws are dynamic and subject to change as new laws are passed and new interpretations of existing laws are issued or applied. The Organization for Economic Co-operation and Development (OECD) has and continues to release guidance and certain countries have enacted legislation, with widespread implementation of the Pillar Two framework expected in the near future. The Pillar Two framework and associated laws, rules, regulations and guidance across jurisdictions have not yet been fully adopted, implemented or released. We are unable to predict when and how additional rules will be enacted in additional countries, and it is possible that such legislation, when implemented, could have a material effect on our liability for taxes. Although the U.S. has not enacted legislation to implement the Pillar Two framework, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement the Pillar Two framework. The OECD issued new administrative guidance on January 5, 2026, with respect to the Pillar Two framework which modifies key aspects of the framework for countries to enact their own laws. We continue to monitor pending legislation and implementation by individual countries and will continue to evaluate the potential impact on our business in future periods.
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
ICANN is a multi-stakeholder, private sector, not-for-profit corporation formed in 1998 for the express purposes of overseeing a number of internet related tasks, including managing the DNS allocation of IP addresses, accreditation of domain name registrars and registries and the definition and coordination of policy development for these functions. We are accredited by ICANN as a domain name registrar and thus our ability to offer domain name registration products is subject to our ongoing relationship with, and accreditation by, ICANN. Further, our gTLD registry business is based on contracts with ICANN, per TLD, and therefore, is subject to existing requirements and any changes or modifications to those requirements.
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
•international regulatory or governing bodies may gain increased influence over the management and regulation of the domain name registration system, leading to increased regulation in areas such as taxation, privacy, data protection, cybersecurity and the monitoring of our customers' hosted content;
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
In addition to the above, courts and regulators in certain jurisdictions have adopted, and may continue to adopt, broad or evolving interpretations of the obligations of domain name registrars and registries. Such interpretations may include, among other things, disclosure of registrant information, restrictions on the availability or promotion of certain domain names, limitations on privacy or proxy services, requirements to implement intellectual property protection or anti-fraud measures (including Know Your Customer requirements), and compliance with local court orders or enforcement requests, including in cross-border contexts. Compliance with such interpretations, or with inconsistent or conflicting legal requirements across jurisdictions, may increase our costs, require operational changes, limit certain product offerings or expose us to increased litigation, regulatory scrutiny, fines, penalties or enforcement actions, including restrictions on our ability to operate or offer services in certain markets. For more information, please refer to the Risk Factor "Our business could be affected by new laws, rules, regulations or court orders regarding the internet."
ICANN periodically authorizes the introduction of new TLDs. A delay in access to new TLDs could adversely impact our business, results of operations and reputation.
ICANN has periodically authorized the introduction of new TLDs and made domain names related to them available for registration. In 2012, ICANN significantly expanded the number of gTLDs through the first application round of its Expansion Program. This resulted in the delegation of new gTLDs in 2014. ICANN introduced a new gTLD program, Next Round, which is expected to open in the second quarter of 2026 upon completion of certain policy implementation work.
Our competitive position depends in part on our ability to gain access to and meaningfully participate in new TLDs opportunities, including the Next Round. A significant portion of our business relies on our ability to sell domain name registrations to our customers, and any limitations on our access to newly created TLDs, whether as a registrar, a registry operator or a provider of backend registry and other related services, could adversely impact our ability to sell domain name registrations to customers, and, in turn, could adversely impact our business. Furthermore, GoDaddy Registry could also be adversely impacted by delays in, or the timing of, the Next Round or any future gTLD application rounds. Although we expect to continue to sell and pursue operator rights for new gTLDs as they are introduced, our ability to obtain these rights, gain contracts to provide backend registry services, or sell new domain name registrations to our customers may be adversely impacted if the Expansion Program does not proceed on ICANN's stated timeline, or if, when opened, we are unable to obtain these rights or gain these contracts our business and the financial and operational aspects of our business may be harmed. In addition, if the Next Round is delayed as a result of the timing of the policy implementation work or as a result of other governmental, regulatory or jurisdiction-specific requirements or delays, or is not opened in the future at all, the reputation of the industry and our business and the financial and operational aspects of our business may be harmed.
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
We entered into an agreement, which was approved by the FTC on May 21, 2025, to settle FTC charges related to certain of our security practices, advertising and other related matters. Pursuant to the settlement agreement and related order, GoDaddy is required to comply with specific requirements, including those related to the security of our hosting services, for at least 20 years. If we fail to comply with the final order's terms, we could be subject to FTC investigation, litigation, or reputational harm. We have invested and continue investments to help improve security of our systems, including implementing requirements contained in the order.
Existing and new laws, rules, regulations and orders relating to the security of our networks and data processing, such as NIS2 in the E.U. may cause us to incur additional compliance costs or limit our ability to provide certain of our products or services in some jurisdictions.

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
If our cybersecurity and data processing measures fail to comply with (or are perceived to have failed to comply with) current or future laws, regulations, policies, legal obligations, industry standards or any applicable government orders, we may be subject to litigation and/or regulatory investigations and may incur fines or other liabilities, and loss of business. In addition, future laws, rules, regulations, and legal obligations may limit our customers' ability to use our services to process data (including personal data), which could reduce demand for our products and harm our business, operating results, and financial condition.
We are subject to international laws, rules and regulations relating to content moderation.
Various jurisdictions have enacted laws that impose requirements related to content moderation, transparency and advertising practices. For example, the European Union's Digital Services Act (DSA) includes provisions related to notice and takedown obligations, advertising restrictions, reporting obligations, and content moderation processes. Other frameworks, such as Germany's NetzDG and the UK's Online Safety Act (OSA), also establish requirements related to the handling of online content. These and similar regulatory regimes may subject us and certain of our services to additional oversight, including audits and reporting requirements, and non-compliance could result in enforcement measures or fines. In addition, aspects of the DSA, OSA and other new, existing and emerging laws concerning content moderation and transparency, including at the state and federal levels in the U.S., remain unclear or subject to evolving regulatory guidance and interpretation, and we may be required to modify our policies and practices further in an effort to comply with them. Moreover, regulatory regimes are becoming increasingly fragmented and may diverge or conflict across jurisdictions, making cross-border compliance more complex.
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

Notwithstanding the exculpatory language of these bodies of law, the activities of our customers have resulted in, and may in the future result in, threatened or actual litigation against us. Although the ACPA, DMCA, CDA and relevant U.S. case law have generally shielded us from liability for customer activities to date, court rulings in pending or future litigation or future regulatory or legislative amendments may narrow the scope of protection afforded us under these laws. Additionally, neither the DMCA nor the CDA generally provides protection from claims of trademark violations and therefore, do not shield us from liability for claims under the Lanham Act or other similar laws. Furthermore, there have been, and continue to be, various Congressional and executive efforts to remove or restrict the scope of the protections available under Section 230 of the CDA, which could narrow, condition or repeal existing statutory liability protections which, if successful could decrease our current protections from liability for third-party content and increase our litigation costs. For example, the Stop Enabling Sex Traffickers Act and the Allow States and Victims to Fight Online Sex Trafficking Act may limit the immunity previously available to us under the CDA, which could subject us to investigations or penalties if our customers' activities are deemed illegal or inappropriate. Furthermore, the DSA, could negatively impact the scope of the limited immunity provided by the E-Commerce Directive in the E.U. If claims brought against us under these or similar laws are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.
Additionally, in May 2025, the federal government enacted the 'Take It Down Act,' which establishes mandatory takedown procedures for non-consensual intimate images and other specified content. Under the act, online platforms and service providers may be required to respond to verified takedown requests from individuals and remove or restrict access to such content. Failure to comply with these obligations could subject us to civil liability, fines or regulatory enforcement. Moreover, because we do not pre-screen customer content, we may face challenges in meeting the compliance timelines or verification obligations set forth in the act, particularly if customer content is stored on distributed systems or served via third-party integrations.
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
Our business could be affected by new laws, rules, regulations or court orders regarding the internet.
The legal and regulatory environment relating to the internet is uncertain, and governments may impose additional regulation in the future. New laws may be passed, courts may issue decisions affecting the internet, existing but previously inapplicable or unenforced laws may be deemed to apply to the internet or regulatory agencies may begin to more rigorously enforce such formerly unenforced laws, or existing legal safe harbors may be narrowed, both by U.S. federal or state governments and by governments of foreign jurisdictions. In addition, certain foreign governments, courts or regulatory authorities have taken, and may in the future take, actions that restrict, block, censor, throttle or otherwise limit access to the internet or specific internet services for their citizens, including through network shutdowns, content filtering, mandatory technical controls, or restriction affecting domain name resolution, hosting or related infrastructure, which could limit the availability or functionality of our services.
The adoption of any new laws, rules or regulations, actions by governments or courts that reduce or disrupt access to the internet, or the narrowing of any safe harbors, could hinder growth in the use of the internet and online services generally, and decrease acceptance of the internet and online services as a means of communications, e-commerce and advertising. In addition, such changes in laws could increase our costs of doing business or prevent us from delivering our services over the internet or in specific jurisdictions, which could harm our business and our results of operations.
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
Further, claims or litigation brought against our customers or business partners may subject us to indemnification obligations or obligations to refund fees to, and adversely affect our relationships with, our customers or business partners. Such indemnification or refund obligations or litigation judgments or settlements that result in the payment of substantial monetary damages, fines and attorneys' fees may not be sufficiently covered by our insurance policies, if at all. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves and/or disclose the relevant litigation claims or legal proceedings, as and when required or appropriate. These assessments and estimates are based on information available to management at the time of such assessment or estimation and involve a significant amount of judgment. As a result, actual outcomes or losses could differ materially from those envisioned by our current assessments and estimates. Our failure to successfully defend or settle any of these litigation claims or legal proceedings could result in liability that, to the extent not covered by our insurance, could have an adverse effect on our business, financial condition, and results of operations. See "Item 3—Legal Proceedings."
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
As of December 31, 2025, we had 354 issued patents in the U.S. and other countries covering various aspects of our product offerings. Additionally, as of December 31, 2025, we had 13 pending U.S. and international patent applications and intend to file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations or in certain jurisdictions, and may choose to abandon patents that are no longer of strategic value to us, in each case even if those innovations have financial value to us. In addition, under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative processes or litigation. In addition, issuance of a patent does not assure that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.
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
As of December 31, 2025 we had 563 registered and 56 pending trademarks in jurisdictions including the U.S., E.U., UK, China and Germany. We have also registered, or applied to register, the trademarks associated with several of our leading brands in the U.S. and in certain other countries, including for our "Go" logo and "GoDaddy Airo." Competitors and others may have adopted, and in the future may adopt, tag lines or service or product names similar to ours, which could impede our ability to build our brands' identities and possibly lead to confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered and common law trademarks or trademarks incorporating variations of the terms or designs of one or more of our trademarks and opposition filings made when we apply to register our trademarks.
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
As a provider of web and cloud-based products, including as a registrar of domain names and related products, we may become aware of disputes over ownership or control of customer accounts, websites or domain names. We could face potential liability for our failure to renew a customer's domain. We could also face potential liability for our role in the wrongful transfer of control or ownership of accounts, websites or domain names. The safeguards and procedures we have adopted may not be successful in insulating us against liability from such claims in the future. In addition, U.S. federal and state lawmakers, regulators and courts have increasingly scrutinized the role of online service providers in hosting, managing and facilitating third-party content and services, including through proposed legislation, regulatory initiatives and judicial decisions that could narrow, condition or repeal existing statutory liability protections. For example, there have been, and continue to be, various Congressional and executive efforts to remove or restrict the scope of the protections available under Section 230 of the CDA, which if successful could decrease our current protections from liability for third-party content and increase our litigation costs, if we do not effectively detect and mitigate these risks. In addition, we may face potential liability for other forms of account, website or domain name hijacking, including misappropriation by third parties of our customer accounts, websites or domain names and attempts by third parties to operate accounts, websites or domain names or to extort the customer whose accounts, websites or domain names were misappropriated. Furthermore, we are exposed to potential liability as a result of our domain privacy product, whereby the identity and contact details for the domain name registrant are masked. Although our terms of service reserve our right to take certain steps when domain name disputes arise related to our privacy product, including the removal of our privacy service, the safeguards we have in place may not be sufficient to avoid liability, which could increase our costs of doing business.
Occasionally, one of our customers may register a domain name identical, or similar, to a third party's trademark or the name of a living person. These occurrences have in the past led, and may in the future lead, to our involvement in disputes over such domain names. Disputes involving registration or control of domain names are often resolved through the Uniform Domain Name Dispute Resolution Policy (UDRP), ICANN's administrative process for domain name dispute resolution, or less frequently through litigation under the ACPA, or under general theories of trademark infringement or dilution. The UDRP generally does not impose liability on registrars, and the ACPA provides that registrars may not be held liable for registration or maintenance of a domain name absent a showing of the registrar's bad faith intent to profit from the trademark at issue. However, we may face liability if we act in bad faith or fail to comply in a timely manner with procedural requirements under these rules, including forfeiture of domain names in connection with UDRP actions. In addition, domain name registration disputes and compliance with the procedures under the ACPA and UDRP typically require at least limited involvement by us and, therefore, increase our cost of doing business. The volume of domain name registration disputes may increase in the future as the overall number of registered domain names increases or for other reasons. Moreover, as the owner or acquiror of domain name portfolios containing domains we provide for resale, we may face liability if one or more domain names in our portfolios, or our resellers' portfolios, are alleged to violate another party's trademark. Although we screen the domain names we acquire to mitigate the risk of third-party infringement claims, we, or our resellers, may inadvertently register or acquire domains that infringe or allegedly infringe third-party rights. If intellectual property laws diverge internationally or are interpreted inconsistently by local courts, we may be required to devote additional time and resources to enhancing our screening program in international markets. For example, we are involved in a large number of claims in India involving the registration of domain names alleged to incorporate strings of text matching third-party trademarks. While these claims are individually and collectively immaterial, the courts have passed orders targeting the domain name industry, including GoDaddy in particular, which may impact us beyond the individual claims, by requiring disclosure of registrant information, restricting the availability or promotion of certain domain names, limiting the availability of privacy or proxy services, and requiring the implementation of intellectual property protection or anti-fraud measures, including Know Your Customer efforts. Additionally, we face intellectual property claims in international jurisdictions in which we operate. Moreover, advertisements displayed on websites associated with domains registered by us may contain allegedly infringing content placed by third parties. We may face liability and increased costs as a result of such third-party infringement claims.
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
Our business activities are subject to U.S. export controls and trade and economic sanctions laws, including the U.S. Commerce Department's Export Administration Regulations (EAR) and economic and trade sanctions regulations maintained by the U.S. Treasury Department's Office of Foreign Assets Control (OFAC), as well as similar laws and regulations imposed by other jurisdictions, including the United Kingdom and European Union. These regimes are complex, evolving and, in certain circumstances, overlapping, and may restrict our ability to provide products or services to certain countries, governments, entities, individuals or end users. We maintain compliance measures designed to support adherence to applicable export control and sanctions requirements, including customer screening, transaction monitoring and technical or geographic access controls in comprehensively sanctioned jurisdictions. These measures rely in part on information provided by customers and third parties and may not identify all restricted parties or prohibited transactions, particularly where information is incomplete, inaccurate or intentionally misleading. As a result, there is a risk that we could inadvertently engage in transactions involving sanctioned or otherwise restricted parties.
Sanctions and export control regimes are subject to frequent changes, including updates to restricted party lists, licensing requirements, jurisdictional scope and enforcement priorities, which may require us to modify our compliance controls or limit offerings in certain markets. Any failure to comply with applicable export control or sanctions requirements could result in civil or criminal penalties, monetary fines, loss of export privileges, restrictions on our operations and reputational harm. In addition, changes in these laws or their enforcement could reduce demand for our products or limit our ability to sell internationally, adversely affecting our business, operating results, and growth prospects. Responding to investigations or enforcement actions could also require significant management time and result in substantial legal professional costs.
Due to the global nature of our business, we could be adversely affected by violations of anti-bribery and anti-corruption laws.
We operate in multiple jurisdictions and engage employees, contractors and third parties around the world, which increases the complexity of compliance with applicable anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (FCPA), the UK Bribery Act 2010 (UK Bribery Act), and other anti-corruption and anti-bribery laws that generally prohibit improper payments or benefits to foreign government officials, political parties or private-sector recipients for an improper purpose. Differences in local laws, business practices and enforcement approaches, as well as evolving regulatory expectations, may increase compliance costs and enforcement risk. While we maintain policies, controls and training programs designed to promote compliance with applicable anti-bribery and anti-corruption requirements, these measures may not prevent or detect all improper conduct by employees or third parties for which we could be held responsible. If we are found to have violated anti-bribery or anti-corruption laws , we could be subject to civil or criminal penalties, monetary fines, remediation requirements and reputational harm, which could adversely affect our business, operating results and growth prospects. In addition, responding to investigations or enforcement actions could require significant management time and result in substantial legal and professional costs. resources and significant defense costs and other professional fees.
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
Payment Card Networks. We partner with payment card networks including Visa, MasterCard and American Express to conduct both our and GoDaddy Payments' payment processing. These payment card networks have adopted rules and regulations that apply to all merchants who accept their payment cards including special operating rules that apply to GoDaddy Payments as a "payment facilitator" providing payment processing services to our GoDaddy Payments' customers. Each payment card network has discretion to interpret its own network operating rules and may make changes to such rules at any time. Changes to such rules could include increasing the cost of, imposing restrictions on, or otherwise impacting the development of, our GoDaddy Payments' retail POS solutions, which may negatively affect their deployment and adoption and could ultimately harm our business. In addition, these payment card networks may in the future increase the interchange fees and assessments that they charge for each transaction on their networks and may impose special fees or assessments on any transactions on their networks. Our payment card networks have the right to pass any increases in interchange fees and assessments on to us, which could increase our costs and thereby adversely affect our financial performance.
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
Third-Party Payment Service Providers. We have agreements in place with companies that process credit and debit card transactions on our and GoDaddy Payments' behalf. These agreements allow these payment processors, under certain conditions, to hold an amount of our, or in the case of GoDaddy Payments its customers' cash (referred to as a holdback) or require us to otherwise post security equal to a portion of bookings that have been processed by that company. These payment processors may be entitled to a holdback or suspension of processing services upon the occurrence of specified events, including material adverse changes in our financial condition. An imposition of a holdback or suspension of payment processing services by one or more of our payment processors could materially reduce our liquidity. Further, the software and services provided by payment processors may fail to meet our expectations, contain errors or vulnerabilities, be compromised, or experience outages. Any of these risks could cause us to lose our ability to process payments, and our business and operating results could be adversely affected.
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
In the past, our board of directors has approved the repurchase of shares of our Class A common stock. In August 2023, our board of directors approved the repurchase of up to an additional $1,000.0 million of our Class A common stock. Such approval was in addition to the amount remaining available for repurchases under prior approvals of our board of directors, such that our total approved authority under the program is $4,000.0 million of shares of our Class A common stock through 2025. Subsequently, in April 2025, our board of directors approved the repurchase of up to an additional $3,000.0 million of our Class A common stock through the end of 2027. Under this or any other future share repurchase program, we may make share repurchases through a variety of methods, including open market share purchases, accelerated share repurchase programs, block transactions or privately negotiated transactions, in accordance with applicable federal securities laws. This authorization does not obligate us to make any repurchases and may be modified, suspended or terminated by us at any time without prior notice. During the twelve months ended December 31, 2025, we repurchased shares of our Class A common stock, which were retired upon repurchase, for an aggregate purchase price of $834.8 million. Future share repurchase programs may have no time limit, may not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests and other relevant factors.

Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
The existence of this or any furture share repurchase program could cause our stock price to be higher than it otherwise would and could potentially reduce the market liquidity for our stock. Although these programs are intended to enhance long-term stockholder value, there is no assurance they will do so because the market price of our Class A common stock may decline below the levels at which we repurchased shares of Class A common stock and short-term stock price fluctuations could reduce the effectiveness of the programs.
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
We are subject to evolving regulations and scrutiny from both U.S. and international investors, regulators, customers, employees and other stakeholders regarding environmental, social and governance (ESG) matters. If we fail, or are perceived to fail, to maintain ESG practices that meet evolving laws, regulations, executive orders and stakeholder expectations, or if we fail to make progress on or revise any of our ESG commitments, initiatives or goals, our reputation and our ability to attract and retain employees could be harmed, we may receive negative media attention and we may be negatively perceived by our investors or our customers. In addition, we could also be questioned, criticized or face claims regarding our ESG commitments, initiatives and goals, including with respect to the accuracy, adequacy, appropriateness or completeness of our disclosures and our reputation could be negatively impacted. We continue to monitor the development of ESG laws, rules, regulations, executive orders and other evolving disclosure requirements in the U.S. and in international jurisdictions.
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
Board and Audit and Risk Committee Governance
Our board of directors manages cybersecurity risks as part of the company's overall risk management framework. The Board oversees the company's cybersecurity risk management program through the Audit and Risk Committee (the Audit Committee). The Audit Committee receives verbal and written reports at least quarterly from GoDaddy's Chief Information Security Officer (CISO) regarding our company's cybersecurity risk management program and cybersecurity-related risks. The Audit Committee consists of directors with diverse expertise in risk management, technology, finance and cybersecurity, including oversight of security teams. Our CISO provides the full board of directors with written quarterly and annual reports on our cybersecurity program and material cybersecurity-related risks, and the chair of the Audit Committee provides a quarterly summary of the Audit Committee's cybersecurity discussion to the full board of directors.
Management of Cybersecurity Risk
Our senior management is responsible for identifying, assessing, and managing the company's material cybersecurity risks. Our CISO oversees our programs for identifying, assessing, and managing our cybersecurity risks. Our CISO reports to our Chief Operating Officer (COO) and regularly provides updates to our CEO on significant cybersecurity-related matters. Our CISO also provides written monthly and quarterly reports on our cybersecurity program and risks to the CEO, Chief Technology Officer, and other key executives. Our CISO has more than 20 years' experience in cybersecurity, networking, and related technologies. Our CEO has more than 29 years' experience in e-commerce technology, engineering, and other related areas.
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
Third-Party Consultants and Auditors
We use use third-party auditors and consultants in connection with obtaining and maintaining industry certifications for certain products and services. We also have engaged third-party consultants in the past and may engage third-party consultants in the future for specific projects and engagements, such as responding to cybersecurity incidents. Our third-party financial auditors also review material cybersecurity risks and events as part of their financial audits.
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
Item 2. Properties.
Our corporate headquarters, which we lease, is located in Tempe, Arizona. We lease customer care centers and offices located throughout the U.S. as well as internationally, most significantly in India, the UK, and Romania.
We provide our cloud-based products via a network of data centers including (i) a data center we own and operate in Phoenix, Arizona; (ii) co-location data centers located throughout the U.S., most significantly in Virginia; and (iii) co-location international data centers, most significantly in Singapore and France. Our data center leases expire on various dates through 2028.
We believe our existing facilities are sufficient for our current needs. Although we have recently closed or consolidated certain of our facilities, in the future, we may need to add new facilities or expand our existing facilities to meet our evolving business needs.
Item 3. Legal Proceedings
On June 7, 2022, IBEW Local Union 481 Defined Contribution Plan and Trust, a purported shareholder (IBEW), filed a shareholder derivative complaint in the Delaware Court of Chancery against certain current and former officers and directors of the company and the company as a nominal defendant. The complaint asserts claims of breach of fiduciary duty and corporate waste relating to the approval of certain settlement and release agreements the company entered into with respect to certain Tax Receivable Agreements (TRAs) entered into with its pre-IPO owners. The complaint seeks monetary damages and restitution from the defendants on behalf of the company, an order directing the company to implement changes to its corporate governance and internal procedures, and an award of attorneys' fees and costs. IBEW filed an amended complaint in lieu of opposing the company's initial motion on November 4, 2022. The company filed a motion to dismiss the amended complaint on January 6, 2023; briefing was completed on April 27, 2023. On August 24, 2023, the court denied the company's motion to dismiss the amended complaint. On September 21, 2023, the company's board of directors resolved to form a Special Litigation Committee (the SLC) vested with the full authority of the board of directors, to take any such action with respect to the litigation that the SLC, in its sole discretion, deems to be in the best interests of the company. The SLC completed its investigation and concluded, in the exercise of its business judgment, that dismissal of the action with prejudice would be in the best interests of the company and its shareholders. On December 13, 2024, the SLC moved to terminate the action. On September 4, 2025, the SLC filed its opening brief in support of its motion to terminate the action. On September 19, 2025, the SLC filed a motion for a briefing schedule on its motion to terminate, which the court resolved on October 13, 2025 by ordering the parties to meet and confer regarding further discovery and briefing deadlines. Discovery is ongoing. The motion is pending further proceedings before the court.
On October 11, 2019, Express Mobile, Inc. (Express Mobile) filed a complaint against the company in the U.S. District Court for the District of Delaware and a subsequent amended complaint on January 19, 2021, asserting and alleging that the company's "Website Builder and Word Press Websites" infringe five U.S. patents, corresponding to two "families" of patents, allegedly owned by Express Mobile. On November 17, 2021, the parties filed cross-motions for summary judgment. On August 8, 2022, the court granted the company's motion for summary judgment as to non-infringement of the first family of patents. Express Mobile's claims over the second family of patents proceeded to trial on February 27, 2023, culminating in a full defense verdict for GoDaddy. On April 3, 2023, Express Mobile filed a motion for new trial and a renewed motion for judgment as a matter of law and on July 5, 2023, the court denied Express Mobile's post-trial motions. On August 4, 2023, Express Mobile filed its notice of appeal in the United States Court of Appeals for the Federal Circuit, and on April 2, 2025, the Federal Circuit affirmed the trial court verdict with respect to the second family of patents, and reversed and remanded to the trial court the claims related to the first family of patents. Express Mobile's claims over the first family of patents proceeded to trial on November 3, 2025 culminating in a jury verdict in favor of Express Mobile with damages awarded at $170.0 million, along with a finding of willfulness. On December 15, 2025, GoDaddy filed a motion for new trial and a renewed motion for judgment as a matter of law, and Express Mobile filed a motion for enhanced damages, asking the court to treble a portion of the award to increase the damages to $370.0 million, and pre- and post-judgment interest, amounting to $87.0 million. The parties' post-trial motions were fully briefed on January 20, 2026.
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
Our Class A common stock trades on the New York Stock Exchange under the symbol "GDDY".
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
The following graph compares, for the five year period ending December 31, 2025, the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the Standard & Poor's 500 Index (S&P 500) and the NASDAQ Internet Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index. The returns shown are based on historical results and are not intended to suggest future performance. See the disclosures in Part I, Item 1A. "Risk Factors."
Holders of Record
As of December 31, 2025, there were 16 holders of record of our Class A common stock, although we believe there are a significantly larger number of beneficial owners because many shares are held by brokers and other institutions on behalf of stockholders.
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

Share Repurchases
Our board of directors has authorized the share repurchase program described in Note 4 to our financial statements. Share repurchase activity during the three months ended December 31, 2025 pursuant to our share repurchase program was as follows:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (in millions)
October 1 - October 31	370	$134.45	370
November 1 - November 30	1,020	$127.32	1,020
December 1 - December 31	233	$128.47	233
Total	1,623		1,623	$2,165.2
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
This section generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussion of 2023 items and comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K for the year ended December 31, 2024.
(Throughout the tables and this discussion and analysis, dollars are in millions, excluding average revenue per user (ARPU), and shares are in thousands.)
Overview
We serve a large market of entrepreneurs, through the development and delivery of easy-to-use products in a one-stop shop solution backed by trusted proactive, informed and personalized guidance. We serve small businesses, individuals, organizations, developers, designers and domain investors. We manage and report our business in the following two segments:
•Applications and Commerce (A&C), which primarily consists of sales of products containing our proprietary software, notably our website building products, and our proprietary commerce solutions, as well as third-party email and productivity solutions and sales of certain products when they are included in bundled offerings of our proprietary software products.
•Core Platform (Core), which primarily consists of sales of domain registrations and renewals, aftermarket domain sales, domain protection, website hosting products and website security products when not included in bundled offerings of our proprietary software products as well as sales of products not containing a software component.
We have developed a stable and durable business model driven by strong brand recognition, seamless technology, scale of our business and customer care. We generate bookings and revenue, which help us measure the success of our efforts, from the sales of our products. We monitor total bookings as we believe it is an indicator of the expected growth in our revenue and is a supplemental measure of the operating performance of our business. Total bookings and revenue derived from both of our product segments have increased in each of the last three years, with many of our non-domains products growing faster in recent periods.

The primary factors driving growth in our business are our seamless technology experience, cost optimization and retention of high intent customers, pricing and bundling, and commerce. Our key priorities, developments and highlights in these areas include:
Seamless Technology and Airo. Our seamless experience initiative is focused on delivering improved customer conversion, product engagement and renewal through enhancements to all parts of the customer journey, from initial onboarding through to the purchase path. In tandem, we also continue to expand our AI-powered experiences, including Airo, and incorporate generative and agentic AI innovations into our products and services and throughout our operations to make use of efficiencies and increase productivity. We remain focused on expanding our solutions and operations to stay up to date with these developments in order to maintain and grow our business.
Cost Optimization and Profitability. During the year ended December 31, 2025, we engaged in cost optimization initiatives, including decreases in rent and utilities expenses, and reductions in costs associated with data center and systems infrastructure as we continue to migrate to a cloud-based infrastructure. These cost optimization initiatives have resulted in increased NEBITDA margins.
Pricing and Bundling. Our pricing and bundling initiative is focused on giving customers greater value and choice through tailored bundles that simplify their decision making and deepen engagement across our platform. During the year ended December 31, 2025, this initiative continued to deliver results across both segments of our business. We aim to continue to experiment and utilize various pricing strategies and price points for our solutions. In addition, as we continue to incorporate AI innovations into our solutions, monetization trends could be affected.
Commerce. We continue to grow our commerce offerings with tailored OmniCommerce solutions, POS systems, financial tools such as GoDaddy Capital and Instant Payouts and SaaS plans with premium features and discounted transaction fees to merchants. We also continue to enhance our offerings with new agentic AI-powered features that simplify operations for our customers. Our commerce platform works in tandem with our web building capabilities, allowing our customers to set up their online store with a full integrated cart experience, including inventory and order management.
Customer Composition. Strong customer retention continues to drive our business. We aim to attract high-intent customers that attach more at the outset of our relationship and over time. Our onboarding paths and seamless technology are designed to help customers more easily navigate the solutions for their one-stop shop experience through an integrated platform. We have focused our efforts here because we know through our long history and vast amount of data that customers with a greater number of products with us retain at higher rates and produce higher lifetime value. In each of the five years ended December 31, 2025, our customer retention rate was approximately 85%, with the exception of the year ended December 31, 2024 when the retention rate was approximately 84% due to divestitures, migrations and end of life of certain products as part of our efforts to streamline brands outside of the GoDaddy platform. In addition, the retention rate for our customers who had been with us for over three years as of December 31, 2025 was approximately 90%. Greater than 89% of our total revenue for the year ended December 31, 2025 was generated by customers who were also customers in the prior year.
In each of the five years ended December 31, 2025, greater than 85% of our total revenue was generated by customers who were also customers in the prior year. To track our growth and the stability of our customer base, we monitor, among other things, revenue and retention rates generated by our annual customer cohorts over time, as well as corresponding marketing and advertising spend. We define an annual customer cohort to include each customer who first became a customer during a calendar year. For example, in 2017, we acquired approximately 5.0 million gross customers, who we collectively refer to as our 2017 cohort, and we invested $253.2 million in marketing and advertising expenses. By the end of 2025, the 2017 cohort had generated an aggregate of approximately $3.0 billion of total bookings. We expect this cohort to continue to generate bookings and ultimately revenue in the future. For the seven years ended December 31, 2025, the average annual revenue retention rate of the 2017 cohort was more than 91%, which is calculated by averaging the ratio of the cohort's annual revenue for each of the seven years to its annual revenue for each respective preceding year. We selected the 2017 cohort as an example for this analysis, as we believe it illustrates the long-term value of our customers.
We believe we are able to build strong relationships with our customers through the breadth and depth of our solutions, the intelligent and proactive AI-powered experiences and the high quality and responsiveness of our customer care team, all of which are key to our high level of customer retention. To that end, we continue to monitor our customer cohorts to ensure growth and stability of our customer base. We track revenue and retention rates generated by our annual customer cohorts over time, as well as corresponding marketing and advertising spend.

Financial Highlights
Below are our key consolidated financial highlights for the year ended December 31, 2025, with comparisons to the year ended December 31, 2024.
•Total revenue of $4,951.1 million, an increase of 8.3%, or approximately 8.4% on a constant currency basis(1).
•International revenue of $1,626.8 million, an increase of 11.4%, or approximately 11.8% on a constant currency basis(1).
•Total bookings of $5,400.0 million, an increase of 7.2%, on a reported and constant currency basis(1).
•Operating income of $1,127.3 million, an increase of 26.2%.(2)
•Net income of $875.0 million, a decrease of 6.6%.(2) (3)
•Normalized EBITDA(4) of $1,585.9 million, an increase of 13.6%.
•Net cash provided by operating activities of $1,599.4 million, an increase of 24.2%.
(1) Discussion of constant currency is set forth in "Quantitative and Qualitative Disclosures about Market Risk" below.
(2) Our operating results for the years ended December 31, 2025 and December 31, 2024 included $11.1 million and $39.4 million, respectively, in restructuring and other charges, as further discussed in Note 13 to our financial statements.
(3) Net income for the year ended December 31, 2025 included a one-time benefit for the recognition of an uncertain tax position of $34.6 million. Net income for the year ended December 31, 2024 included a non-routine, non-cash benefit to income taxes of $267.4 million related to the conversion of GoDaddy's Desert Newco, LLC (Desert Newco) subsidiary from a partnership to a disregarded entity for U.S. income tax purposes.
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

	Year Ended December 31,
	2025		2024		2023
	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue
Revenue:
Applications and Commerce	$1,889.0	38.2%	$1,653.0	36.1%	$1,430.4	33.6%
Core Platform	3,062.1	61.8%	2,920.2	63.9%	2,823.7	66.4%
Total revenue	4,951.1	100.0%	4,573.2	100.0%	4,254.1	100.0%
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	1,801.5	36.4%	1,652.0	36.1%	1,573.6	37.0%
Technology and development	841.5	17.0%	814.4	17.8%	839.6	19.7%
Marketing and advertising	375.1	7.6%	356.9	7.8%	352.9	8.3%
Customer care	289.1	5.8%	287.5	6.3%	304.5	7.2%
General and administrative	388.9	7.9%	394.2	8.6%	374.0	8.9%
Restructuring and other	11.1	0.2%	39.4	0.9%	90.8	2.1%
Depreciation and amortization	116.6	2.3%	135.3	3.0%	171.3	3.9%
Total costs and operating expenses	3,823.8	77.2%	3,679.7	80.5%	3,706.7	87.1%
Operating income	1,127.3	22.8%	893.5	19.5%	547.4	12.9%
Interest expense	(151.0)	(3.1)%	(158.3)	(3.5)%	(179.0)	(4.2)%
Gain (loss) on debt extinguishment	1.4	—%	(4.6)	(0.1)%	(1.5)	—%
Other income (expense), net	42.3	0.9%	34.8	0.8%	36.9	0.8%
Income before income taxes	1,020.0	20.6%	765.4	16.7%	403.8	9.5%
Benefit (provision) for income taxes	(145.0)	(2.9)%	171.5	3.8%	971.8	22.8%
Net Income	875.0	17.7%	936.9	20.5%	1,375.6	32.3%
Less: net income attributable to non-controlling interests	—	—%	—	—%	0.8	—%
Net income attributable to GoDaddy Inc.	$875.0	17.7%	$936.9	20.5%	$1,374.8	32.3%
Non-GAAP Financial Measures, Operating Metrics and Business Metrics
In addition to our results determined in accordance with GAAP, we believe that the following non-GAAP financial measures, operating metrics and business metrics may be useful as supplements in evaluating our ongoing operational performance:

	Year Ended December 31,
	2025	2024	2023
Normalized EBITDA	$1,585.9	$1,395.9	$1,134.5
Annualized recurring revenue	$4,336.2	$4,042.6	$3,729.3
Total bookings	$5,400.0	$5,038.8	$4,603.1
Total customers at period end (in thousands)	20,422	20,511	21,026
ARPU	$242	$220	$203
Domains under management (in thousands)	80,793	81,013	83,554

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
Reconciliation of NEBITDA
The following table reconciles NEBITDA to net income, its most directly comparable GAAP financial measure:

	Year Ended December 31,
	2025	2024	2023
Net Income	$875.0	$936.9	$1,375.6
Depreciation and amortization	116.6	135.3	171.3
Equity-based compensation expense	317.8	299.1	294.0
Interest expense, net of interest income	114.2	130.4	155.4
Restructuring and other(1)	17.3	65.7	110.0
Provision (benefit) for income taxes	145.0	(171.5)	(971.8)
NEBITDA	$1,585.9	$1,395.9	$1,134.5
_________________________________
(1)In addition to the restructuring and other in our statements of operations, other charges are primarily composed of lease-related expenses associated with closed facilities, charges related to certain legal matters, adjustments to the fair value of our equity investments, expenses incurred in relation to the refinancing of our long-term debt, acquisition-related expenses, and incremental expenses associated with certain professional services.

Constant Currency
The following table provides a reconciliation of constant currency:

Year Ended December 31, 2025
Revenue	$4,951.1
Constant currency adjustment	5.6
Constant currency revenue	$4,956.7
Year-Over-Year Comparison
Revenue
We generate the majority of our revenue from sales of product subscriptions, as described in Note 2 to our financial statements. Our subscriptions can range from monthly terms to multi-annual terms of up to ten years, depending on the product. Revenue is presented net of refunds, and we maintain a reserve to provide for refunds granted to customers.
The following table presents our revenue for the periods indicated:

	Year Ended December 31,			2025 to 2024		2024 to 2023
	2025	2024	2023	$ change	% change	$ change	% change
Applications and commerce	$1,889.0	$1,653.0	$1,430.4	$236.0	14.3%	$222.6	15.6%
Core platform	3,062.1	2,920.2	2,823.7	141.9	4.9%	96.5	3.4%
Total revenue	$4,951.1	$4,573.2	$4,254.1	$377.9	8.3%	$319.1	7.5%
Total revenue increased 8.3%, due to the increases in our A&C and Core revenues, as described below:
A&C. The $236.0 million, or 14.3%, increase in A&C revenue for the year ended December 31, 2025 was due to continued customer adoption of our subscription-based products.
Core. The $141.9 million, or 4.9%, increase in Core revenue for the year ended December 31, 2025 was driven by $104.6 million growth in domain registration and add-on revenues and $53.2 million growth in aftermarket revenue. This increase was partially offset by a shift in sales mix as well as an $11.9 million decrease in hosting revenues related to end-of-life migrations away from certain products and the disposition of certain hosting assets in 2024.
Bookings
The following table presents our total bookings for the periods indicated:

	Year Ended December 31,			2025 to 2024		2024 to 2023
	2025	2024	2023	$ change	% change	$ change	% change
Total bookings	$5,400.0	$5,038.8	$4,603.1	$361.2	7.2%	$435.7	9.5%
The $361.2 million, or 7.2%, increase in total bookings for the year ended December 31, 2025 was driven by strength in domains and aftermarket and continued customer adoption of our subscription-based A&C products. These increases were partially offset by a decrease in hosting bookings related to end-of-life migrations away from certain products and the disposition of certain hosting assets in 2024.
Following a competitive rebid in the second quarter of 2025, we no longer operate as the registry service provider for the .CO top-level domain after October 3, 2025. This transition did not have a material impact to our financial results during the year ended December 31, 2025, and we will continue to offer .CO to customers in our capacity as an accredited registrar.

Costs and Operating Expenses
Cost of revenue
Cost of revenue is primarily the direct costs we incur in connection with selling an incremental product to our customers. Substantially all cost of revenue relates to domain registration fees, fees for third-party productivity applications, third-party commissions and payment processing fees. Similar to our billing practices, we pay domain costs at the time of purchase for the life of each subscription but recognize the costs of service ratably over the term of our customer contracts. The terms for domain costs are established by agreements between registries and registrars and can vary significantly depending on the TLD. We expect cost of revenue to increase in absolute dollars in future periods due to increased sales of domains and third-party productivity applications. However, cost of revenue may fluctuate as a percentage of total revenue, depending on the mix of products sold in a particular period.

	Year Ended December 31,			2025 to 2024		2024 to 2023
	2025	2024	2023	$ change	% change	$ change	% change
Cost of revenue	$1,801.5	$1,652.0	$1,573.6	$149.5	9.0%	$78.4	5.0%
The $149.5 million, or 9.0%, increase in cost of revenue for the year ended December 31, 2025 was driven by the increases in revenue described above.
Technology and development
Technology and development expenses represent the costs associated with the creation, development and distribution of our products and services. These expenses primarily consist of personnel costs associated with the design, development, deployment, testing, operation and enhancement of our products, as well as costs associated with the operation of our data centers and systems infrastructure supporting those products, excluding depreciation expense. We expect technology and development expenses to decrease as a percentage of revenue in future periods following a period of investment in product development and migration toward a unified infrastructure platform.

	Year Ended December 31,			2025 to 2024		2024 to 2023
	2025	2024	2023	$ change	% change	$ change	% change
Technology and development	$841.5	$814.4	$839.6	$27.1	3.3%	$(25.2)	(3.0)%
The $27.1 million, or 3.3%, increase in technology and development expenses for the year ended December 31, 2025, was attributable to a $19.7 million increase in personnel costs associated with our continued investment in product development.
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

	Year Ended December 31,			2025 to 2024		2024 to 2023
	2025	2024	2023	$ change	% change	$ change	% change
Marketing and advertising	$375.1	$356.9	$352.9	$18.2	5.1%	$4.0	1.1%
The $18.2 million, or 5.1%, increase in marketing and advertising expenses for the year ended December 31, 2025 was attributable to an increase in discretionary advertising spend in support of our strategic initiatives, including building broader awareness of our GoDaddy Airo experience.
Customer care
Customer care expenses represent the costs to guide and service our customers, primarily consisting of personnel costs. We expect customer care expenses to fluctuate depending on the methods of customer interaction utilized as well as the level of personnel required to support our business.

	Year Ended December 31,			2025 to 2024		2024 to 2023
	2025	2024	2023	$ change	% change	$ change	% change
Customer care	$289.1	$287.5	$304.5	$1.6	0.6%	$(17.0)	(5.6)%
There was no material change in customer care expenses for the year ended December 31, 2025.
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

	Year Ended December 31,			2025 to 2024		2024 to 2023
	2025	2024	2023	$ change	% change	$ change	% change
General and administrative	$388.9	$394.2	$374.0	$(5.3)	(1.3)%	$20.2	5.4%
There was no material change in general and administrative expenses for the year ended December 31, 2025.
Restructuring and other

	Year Ended December 31,			2025 to 2024		2024 to 2023
	2025	2024	2023	$ change	% change	$ change	% change
Restructuring and other	$11.1	$39.4	$90.8	$(28.3)	(71.8)%	$(51.4)	(56.6)%
The $28.3 million, or 71.8%, decrease in restructuring and other expenses for the year ended December 31, 2025 was attributable to an $8.0 million decrease in severance, employee benefits and equity-based compensation pursuant to restructuring activities. The remaining decrease was attributable to individually immaterial amounts resulting from non-cash impairment charges and abandonment of certain operating leases during the year ended December 31, 2024.
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

	Year Ended December 31,			2025 to 2024		2024 to 2023
	2025	2024	2023	$ change	% change	$ change	% change
Depreciation and amortization	$116.6	$135.3	$171.3	$(18.7)	(13.8)%	$(36.0)	(21.0)%
The $18.7 million, or 13.8%, decrease in depreciation and amortization expense for the year ended December 31, 2025 was attributable to an $11.8 million reduction in depreciation from fully depreciated assets in 2024 and accelerated depreciation related to 2024 office closures.
Interest expense

	Year Ended December 31,			2025 to 2024		2024 to 2023
	2025	2024	2023	$ change	% change	$ change	% change
Interest expense	$151.0	$158.3	$179.0	$(7.3)	(4.6)%	$(20.7)	(11.6)%
There was no material change in interest expense for the year ended December 31, 2025.

Other income (expense), net

	Year Ended December 31,			2025 to 2024		2024 to 2023
	2025	2024	2023	$ change	% change	$ change	% change
Other income (expense), net	$42.3	$34.8	$36.9	$7.5	21.6%	$(2.1)	(5.7)%
There was no material change in other income (expense), net for the year ended December 31, 2025.
Benefit (provision) for income taxes

	Year Ended December 31,			2025 to 2024		2024 to 2023
	2025	2024	2023	$ change	% change	$ change	% change
Benefit (provision) for income taxes	$(145.0)	$171.5	$971.8	$(316.5)	(184.5)%	$(800.3)	(82.4)%
The $316.5 million, or 184.5%, change in benefit (provision) for income taxes was primarily due to the completion of the DNC Restructure, as defined and further discussed in Note 15 to our financial statements, which resulted in the conversion of Desert Newco from a partnership to a disregarded entity for U.S. income tax purposes, and resulted in a one-time non-cash income tax benefit in the first quarter of 2024 of $267.4 million. Additionally, income before income taxes increased $254.6 million year over year, contributing to a higher income tax provision in the current period. This increase was partially offset by a $34.6 million income tax benefit recognized during the first quarter of 2025 related to the recognition of an uncertain tax position in a foreign jurisdiction as a result of a favorable tax court ruling.
Segment Results of Operations
Our two operating segments, A&C and Core, reflect the way we manage and evaluate the performance of our business. Our chief operating decision maker evaluates segment performance based upon several factors, of which the primary financial measures are revenue and Segment EBITDA, our segment measure of profitability. See Note 17 to our financial statements for a reconciliation of Segment EBITDA to net income, its most directly comparable GAAP financial measure.
Applications and Commerce
The following table presents the results for our A&C segment for the periods indicated:

	Year Ended December 31,			2025 to 2024		2024 to 2023
	2025	2024	2023	$ change	%/bps change	$ change	%/bps change
Revenue	$1,889.0	$1,653.0	$1,430.4	$236.0	14.3%	$222.6	15.6%
Segment EBITDA	$856.9	$739.3	$594.2	$117.6	15.9%	$145.1	24.4%
Segment EBITDA Margin	45.4%	44.7%	41.5%	n/a	70 bps	n/a	320 bps
The $117.6 million, or 15.9%, increase in A&C Segment EBITDA for the year ended December 31, 2025 was attributed to a $236.0 million increase in revenue as described above. This increase was partially offset by a $118.4 million increase in other segment items driven by higher cost of revenue attributable to the increase in revenue and increased operating expenses (excluding acquisition-related costs, equity-based compensation expense and depreciation and amortization expense) attributable to technology and development and marketing costs.

Core
The following table presents the results for our Core segment for the periods indicated:

	Year Ended December 31,			2025 to 2024		2024 to 2023
	2025	2024	2023	$ change	%/bps change	$ change	%/bps change
Revenue	$3,062.1	$2,920.2	$2,823.7	$141.9	4.9%	$96.5	3.4%
Segment EBITDA	$1,010.3	$931.7	$816.4	$78.6	8.4%	$115.3	14.1%
Segment EBITDA Margin	33.0%	31.9%	28.9%	n/a	110 bps	n/a	300 bps
The $78.6 million, or 8.4%, increase in Core Segment EBITDA for the year ended December 31, 2025 was attributed to a $141.9 million increase in revenue as described above. This increase was partially offset by a $63.3 million increase in other segment items driven by higher cost of revenue attributable to the increase in revenue.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$1,599.4	$1,287.7	$1,047.6
Net cash provided by (used in) investing activities	(25.1)	21.5	(102.4)
Net cash used in financing activities	(1,587.1)	(677.4)	(1,261.7)
Effect of exchange rate changes on cash and cash equivalents	4.7	(1.6)	1.3
Net increase (decrease) in cash and cash equivalents	$(8.1)	$630.2	$(315.2)
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
Net cash provided by operating activities increased $311.7 million driven by the growth in total bookings. The increase was also driven by lower restructuring related payments.
Investing Activities
Our investing activities generally consist of strategic investments, dispositions and purchases of property and equipment to support the overall growth of our business. We expect our investing cash flows to be affected by the timing of payments we make for capital expenditures.
Net cash used in investing activities increased $46.6 million due to maturities of short-term investments of $40.0 million as well as proceeds from dispositions of certain assets and liabilities of our hosting business in the year ended December 31, 2024.
Financing Activities
Our financing activities generally consist of long-term debt borrowings, the repayment of principal on long-term debt, stock option exercises, employee stock purchase plan proceeds and share repurchases.
Net cash used in financing activities increased $909.7 million driven by a $925.4 million increase in share repurchases.
Deferred Revenue
See Note 7 to our financial statements for details regarding the expected future recognition of deferred revenue.
Off-Balance Sheet Arrangements
As of December 31, 2025 and 2024, we had no off-balance sheet arrangements that had, or which are reasonably likely to have, a material effect on our financial statements.

Material Cash Requirements and Uses of Cash
Credit Facility and Senior Notes
Our long-term debt consists of our Credit Facility, which includes two tranches of term loans and a revolving credit facility (Revolver), and our Senior Notes. See Note 9 to our financial statements for additional information regarding our long-term debt, including the Credit Facility and Senior Notes.
Our long-term debt agreements contain covenants restricting, among other things, our ability, or the ability of our subsidiaries, to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes including mergers and consolidations, sell assets, make restricted payments including dividends, distributions and investments, prepay junior indebtedness and engage in operations other than in connection with acting as a holding company, subject to customary exceptions. As of December 31, 2025, we were in compliance with all such covenants and had $998.6 million available for borrowing under the Revolver.
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
Share Repurchases
As discussed in Note 4 to our financial statements, our board of directors authorized a stock repurchase program, which commenced in May 2021, and subsequently, in January 2022 and August 2023, our board of directors increased authorization for an aggregate of up to $4.0 billion of our Class A common stock through 2025. During the three months ended March 31, 2025, we executed two accelerated share repurchase agreements (ASRs) totaling $767.4 million in upfront payments, fully utilizing the amount remaining under this authorization. These ASRs were fully settled in April 2025 with the delivery of approximately 4.4 million shares at a weighted average price of $176.02 per share. In April 2025, our board of directors approved the repurchase of up to an additional $3.0 billion of our Class A common stock through the end of 2027.
Additionally, we repurchased a total of approximately 5.9 million shares of our Class A common stock, which were retired upon repurchase, for an aggregate purchase price of $834.8 million during the year ended December 31, 2025. As of December 31, 2025, we had $2,165.2 million of remaining authorization available for share repurchases.
Restructuring and Other
As discussed in Note 13 to our financial statements, we undertook restructuring activities in the year ended December 31, 2025. Cash payments of $6.9 million were made in the year ended December 31, 2025, and approximately $4.4 million remains to be paid in 2026. We expect to make substantially all remaining restructuring payments pursuant to these activities by the end of the second quarter of 2026.
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
Of our significant accounting policies, which are described in Note 2 to our financial statements, the following accounting policies and specific estimates involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and operating results.

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
We sell our products directly to customers and also through a network of resellers. In certain cases, we act as a reseller of products fulfilled by others. We record revenue on a gross basis when we are the principal in the arrangement and on a net basis when we are an agent. The determination of whether we are a principal or an agent is dependent on whether we control the specific good or service before it is transferred to the customer, including whether we have primary fulfillment responsibility and obligation to perform the services being sold to the customer, whether we have inventory risk and whether we have latitude in establishing pricing. Revenue associated with sales of certain third party solutions, including Microsoft 365, where we act as a reseller of products provided by others is recorded on a gross basis as we have determined that we control the product before transferring it to our end customers. Revenue associated with aftermarket domain sales, excluding certain immaterial reseller arrangements, is recorded on a gross basis as we have determined that we take control of the domain before transferring it to our end customers. The determination of gross or net revenue recognition is reviewed on a product-by-product basis.
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
See Notes 2 and 3 to our financial statements for additional information regarding indefinite-lived intangible assets.
Income Taxes
We account for income taxes under the asset and liability method, which requires the recognition of DTAs and deferred tax liabilities (DTLs) for the expected future tax consequences of events included in our financial statements. Under this method, we determine DTAs and DTLs on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in income in the period in which the enactment date occurs.
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
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts may fail to meet their contractual obligations. To mitigate such counterparty credit risk, we enter into contracts only with carefully selected financial institutions based upon ongoing evaluations of their creditworthiness. As a result, we do not believe we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of December 31, 2025.
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
Foreign Exchange Forward Contracts
A portion of our bookings, revenue and operating expenses is denominated in foreign currencies, which are subject to exchange rate fluctuations. Our most significant foreign currency exposures are the British pound, the Canadian dollar and the Euro. Our reported bookings, revenues and operating results may be impacted by fluctuations in foreign currency exchange rates. Fluctuations in exchange rates may also cause us to recognize transaction gains and losses in our statements of operations; however, such amounts were not material during the current period. As we have expanded our international business, our exposure to fluctuations in exchange rates will increase, which may increase the costs associated with this growth. During 2025, our total bookings growth in constant currency would have had an insignificant impact and our total revenue growth would have been approximately 10 basis points higher. Constant currency is calculated by translating bookings and revenue for each month in the current period using the foreign currency exchange rates for the corresponding month in the prior period, excluding any hedging gains or losses realized during the period. We believe constant currency information is useful in analyzing underlying trends in our business by eliminating the impact of fluctuations in foreign currency exchange rates and allows for period-to-period comparisons of our performance.
From time-to-time, we may utilize foreign exchange forward contracts to manage the volatility of our bookings and revenue related to foreign currency transactions. These forward contracts reduce, but do not eliminate, the impact of adverse currency exchange rate fluctuations. We generally designate these forward contracts as cash flow hedges for accounting purposes. Changes in the intrinsic value of designated hedges are recorded as a component of accumulated other comprehensive income (loss) (AOCI). Gains and losses, once realized, are recorded as a component of AOCI and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. At December 31, 2025, the realized and unrealized losses included in AOCI were $4.3 million and $21.9 million, respectively.

Cross-Currency Swaps
In order to manage variability due to movements in foreign currency exchange rates related to a Euro-denominated intercompany loan, we entered into five-year cross-currency swaps in April 2017. In March 2022, we entered into a transaction to extend the maturity of these swaps to August 31, 2027, as described in Note 10 to our financial statements. The cross-currency swaps had an aggregate amortizing notional amount of €1,134.5 million at December 31, 2025 (approximately $1,332.7 million).
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
Total borrowings under our 2031 Term Loans were $985.0 million as of December 31, 2025. The amortization rate for the 2031 Term Loans is 1.00% per annum and the 2031 Term Loans were issued at an applicable margin of (i) 1.75% for the term loans that are Secured Overnight Financing Rate (SOFR) loans and (ii) 0.75% for the term loans that are ABR loans.
Total borrowings under our 2029 Term Loans were $1,444.2 million as of December 31, 2025. The amortization rate for the 2029 Term Loans is 1.00% per annum and the 2029 Term Loans were issued at an applicable margin of (i) 1.75% for the term loans that are SOFR loans and (ii) 0.75% for the term loans that are ABR loans.
All SOFR-based interest rates under the Credit Facility are subject to a 0.0% floor.
In April 2017, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement to effectively convert a portion of the variable-rate borrowings under the 2029 Term Loans to a fixed rate. Prior to this arrangement's contractual maturity date of April 3, 2022, in March 2022, we entered into a transaction to extend the maturity of these swaps to August 31, 2027, as described in Note 10 to our financial statements. In addition, in conjunction with the refinancing of a portion of our debt in November 2022, the hedged debt index of the swaps was changed from LIBOR to SOFR. These interest rate swaps, which had a notional amount of $1,209.5 million as of December 31, 2025, serve to convert a portion of the variable-rate borrowings under the 2029 Term Loans to a fixed rate of 4.81%.
In August 2020, we entered into seven-year pay-fixed rate, receive-floating rate interest rate swap arrangements to effectively convert a portion of the variable rate borrowings under the 2027 Term Loans to a fixed rate of 0.705%. In May 2023, in conjunction with a concurrent Credit Facility amendment, we terminated these swaps and entered into new SOFR-based interest rate swaps with a fixed rate of 0.672%. These interest rate swaps, which mature on August 10, 2027, had an aggregate notional amount of $708.8 million at December 31, 2025.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of GoDaddy Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GoDaddy Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2026 expressed an unqualified opinion thereon.

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

Auditing certain portions of the Company's revenue recognition process was challenging and complex due to the high volume of transactions and the dependency on the design and operation of multiple proprietary information technology systems

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the certain portions of the Company's revenue recognition process. Specifically, we tested controls over the initiation and billing of sales, the recognition of revenue and deferred revenue and the Company's cash to billings reconciliation process. We also tested, with involvement from information technology professionals, application controls related to appropriate revenue recognition and application controls related to the interfaces between key systems, which included controls related to access, data and the configuration of these key systems.

Our audit procedures for the certain portions of the Company’s revenue, included, among others, testing on a sample basis the completeness and accuracy of the underlying data within the Company’s billing and revenue systems, testing samples of sales transactions to source documentation, performing substantive analytical procedures and testing the Company's cash to billings reconciliations. We also evaluated the appropriateness of the Company's related disclosures in the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2004.

Phoenix, Arizona
February 24, 2026

GoDaddy Inc.
Consolidated Balance Sheets
(In millions, except shares in thousands and per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,080.9	$1,089.0
Accounts and other receivables	83.1	91.1
Registry deposits	43.9	34.5
Prepaid domain name registry fees	512.2	492.0
Prepaid expenses and other current assets	120.8	245.2
Total current assets	1,840.9	1,951.8
Property and equipment, net	145.4	156.4
Operating lease assets	41.9	49.4
Prepaid domain name registry fees, net of current portion	241.2	224.8
Goodwill	3,633.3	3,518.9
Intangible assets, net	986.3	1,055.8
Deferred tax assets	1,052.6	1,181.5
Other assets	93.3	96.8
Total assets	$8,034.9	$8,235.4
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$67.5	$81.6
Accrued expenses and other current liabilities	528.7	378.6
Deferred revenue	2,384.2	2,222.3
Long-term debt	15.1	15.9
Total current liabilities	2,995.5	2,698.4
Deferred revenue, net of current portion	934.9	883.2
Long-term debt, net of current portion	3,765.2	3,779.1
Operating lease liabilities, net of current portion	62.0	76.7
Other long-term liabilities	57.5	85.7
Deferred tax liabilities	4.7	20.2
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value - 50,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value - 1,000,000 shares authorized; 134,737 and 141,208 shares issued and outstanding as of December 31, 2025 and 2024, respectively	0.1	0.1
Additional paid-in capital	2,975.2	2,611.8
Accumulated deficit	(2,789.4)	(2,052.3)
Accumulated other comprehensive income	29.2	132.5
Total stockholders' equity	215.1	692.1
Total liabilities and stockholders' equity	$8,034.9	$8,235.4

See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Operations
(In millions, except shares in thousands and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Applications and commerce	$1,889.0	$1,653.0	$1,430.4
Core platform	3,062.1	2,920.2	2,823.7
Total revenue	4,951.1	4,573.2	4,254.1
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	1,801.5	1,652.0	1,573.6
Technology and development	841.5	814.4	839.6
Marketing and advertising	375.1	356.9	352.9
Customer care	289.1	287.5	304.5
General and administrative	388.9	394.2	374.0
Restructuring and other	11.1	39.4	90.8
Depreciation and amortization	116.6	135.3	171.3
Total costs and operating expenses	3,823.8	3,679.7	3,706.7
Operating income	1,127.3	893.5	547.4
Interest expense	(151.0)	(158.3)	(179.0)
Gain (loss) on debt extinguishment	1.4	(4.6)	(1.5)
Other income (expense), net	42.3	34.8	36.9
Income before income taxes	1,020.0	765.4	403.8
Benefit (provision) for income taxes	(145.0)	171.5	971.8
Net income	875.0	936.9	1,375.6
Less: net income attributable to non-controlling interests	—	—	0.8
Net income attributable to GoDaddy Inc.	$875.0	$936.9	$1,374.8
Net income attributable to GoDaddy Inc. per share of Class A common stock:
Basic	$6.34	$6.63	$9.27
Diluted	$6.22	$6.45	$9.08
Weighted-average shares of Class A common stock outstanding:
Basic	138,100	141,250	148,296
Diluted	140,621	145,287	151,452

(1) Costs and operating expenses include equity-based compensation expense as follows:
Cost of revenue	$1.3	$0.9	$1.3
Technology and development	170.1	155.2	162.4
Marketing and advertising	30.0	30.9	27.9
Customer care	22.0	21.6	24.1
General and administrative	94.4	90.5	78.3
Restructuring and other	—	0.8	2.3
Total equity-based compensation expense	$317.8	$299.9	$296.3

See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2025	2024	2023
Net income	$875.0	$936.9	$1,375.6
Foreign exchange forward contracts gain (loss), net(1)	(47.2)	32.1	(24.3)
Unrealized swap gain (loss), net(1)	(42.6)	(18.9)	(43.3)
Change in foreign currency translation adjustment(1)	(13.5)	8.1	0.6
Comprehensive income	771.7	958.2	1,308.6
Less: comprehensive income attributable to non-controlling interests	—	—	1.0
Comprehensive income attributable to GoDaddy Inc.	$771.7	$958.2	$1,307.6

(1) Amounts are net of the provision (benefit) for income taxes reflected below:
Foreign exchange forward contracts gain (loss), net	$(14.3)	$10.0	$(5.5)
Unrealized swap gain (loss), net	$(13.0)	$(6.1)	$(15.8)
Foreign currency translation adjustment (net investment hedges)	$(18.5)	$8.0	$(9.2)
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	153,830	$0.2	312	$—	$1,912.6	$(2,422.6)	$178.0	$2.5	$(329.3)
Net income	—	—	—	—	—	1,374.8	—	0.8	1,375.6
Equity-based compensation, including amounts capitalized	—	—	—	—	298.4	—	—	—	298.4
Repurchases of Class A common stock(1)	(17,356)	—	—	—	—	(1,272.9)	—	—	(1,272.9)
Issuance of Class A common stock under employee stock purchase plan	492	—	—	—	30.0	—	—	—	30.0
Impact of derivatives, net	—	—	—	—	—	—	(67.6)	—	(67.6)
Change in foreign currency translation adjustment	—	—	—	—	—	—	0.6	—	0.6
Impact of DNC Restructure	270	—	—	—	9.3	—	—	(2.5)	6.8
Vesting of restricted stock units and other	4,815	(0.1)	(53)	—	21.3	—	0.2	(0.8)	20.6
Balance at December 31, 2023	142,051	0.1	259	—	2,271.6	(2,320.7)	111.2	—	62.2
Net income	—	—	—	—	—	936.9	—	—	936.9
Equity-based compensation, including amounts capitalized	—	—	—	—	301.8	—	—	—	301.8
Repurchases of Class A common stock(1)	(5,179)	—	—	—	—	(668.6)	—	—	(668.6)
Issuance of Class A common stock under employee stock purchase plan	356	—	—	—	31.8	—	—	—	31.8
Impact of derivatives, net	—	—	—	—	—	—	13.2	—	13.2
Change in foreign currency translation adjustment	—	—	—	—	—	—	8.1	—	8.1
Vesting of restricted stock units and other	3,980	—	(259)	—	6.6	0.1	—	—	6.7
Balance at December 31, 2024	141,208	0.1	—	—	2,611.8	(2,052.3)	132.5	—	692.1

GoDaddy Inc.
Consolidated Statements of Stockholders' Equity (Deficit) (continued)
(In millions, except shares in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
	Shares	Amount	Shares	Amount
Net income	—	—	—	—	—	875.0	—	—	875.0
Equity-based compensation, including amounts capitalized	—	—	—	—	320.2	—	—	—	320.2
Repurchases of Class A common stock(1)	(10,220)	—	—	—	—	(1,612.0)	—	—	(1,612)
Issuance of Class A common stock under employee stock purchase plan	230	—	—	—	30.5	—	—	—	30.5
Impact of derivatives, net	—	—	—	—	—	—	(89.8)	—	(89.8)
Change in foreign currency translation adjustment	—	—	—	—	—	—	(13.5)	—	(13.5)
Vesting of restricted stock units and other	3,519	—	—	—	12.7	(0.1)	—	—	12.6
Balance at December 31, 2025	134,737	$0.1	—	$—	$2,975.2	$(2,789.4)	$29.2	$—	$215.1
__________________________________
(1)Includes a 1% excise tax on shares repurchased, net of the fair market value of new share issuances, of $9.9 million, $0.4 million, and $8.5 million, for the years ended 2025, 2024, and 2023, respectively.

See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net income	$875.0	$936.9	$1,375.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116.6	135.3	171.3
Equity-based compensation	317.8	299.9	296.3
Deferred taxes	157.4	(189.7)	(993.2)
Other	29.6	44.1	67.1
Changes in operating assets and liabilities:
Prepaid domain name registry fees	(35.1)	(42.3)	(41.9)
Accounts payable	(14.5)	(65.5)	28.3
Accrued expenses and other current liabilities	2.8	0.3	56.2
Deferred revenue	206.8	235.4	149.2
Other operating assets and liabilities	(57.0)	(66.7)	(61.3)
Net cash provided by operating activities	1,599.4	1,287.7	1,047.6
Investing activities
Maturities (purchases) of short-term investments	—	40.0	(40.0)
Purchases of intangible assets	—	—	(35.4)
Purchases of property and equipment	(23.9)	(26.6)	(42.0)
Other investing activities, net	(1.2)	8.1	15.0
Net cash provided by (used in) investing activities	(25.1)	21.5	(102.4)
Financing activities
Proceeds received from:
Issuance of term loans	—	4,214.8	1,759.9
Issuance of Class A common stock under employee stock purchase plan	30.5	31.8	30.0
Payments made for:
Repurchases of Class A common stock	(1,601.9)	(676.5)	(1,270.2)
Repayment of term loans	(24.6)	(4,237.1)	(1,786.3)
Other financing activities	8.9	(10.4)	4.9
Net cash used in financing activities	(1,587.1)	(677.4)	(1,261.7)
Effect of exchange rate changes on cash and cash equivalents	4.7	(1.6)	1.3
Net increase (decrease) in cash and cash equivalents	(8.1)	630.2	(315.2)
Cash and cash equivalents, beginning of period	1,089.0	458.8	774.0
Cash and cash equivalents, end of period	$1,080.9	$1,089.0	$458.8
Cash paid during the period for:
Interest on long-term debt, including impact of interest rate swaps	$139.5	$150.2	$169.8
Amounts included in the measurement of operating lease liabilities	$34.5	$39.7	$44.4
Supplemental disclosure of non-cash transactions
Operating lease assets obtained in exchange for operating lease obligations	$2.1	$11.5	$8.3

See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Notes to Consolidated Financial Statements
(In millions, except shares in thousands and per share amounts)

1.    Organization and Background
Description of Business
We deliver simple, easy-to-use cloud-based solutions, outcome-driven, personalized guidance in a one-stop shop solution with ease and access to our payment solutions. Our products and experiences, including our AI-powered GoDaddy Airo®, enable our customers to establish a digital presence, connect with their customers and manage their presence.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the financial statements and accompanying notes. Estimates are used for, but not limited to, revenue recognition, valuation of acquired indefinite-lived intangibles and income taxes. We periodically evaluate our estimates and adjust prospectively, if necessary. We believe our estimates and assumptions are reasonable; however, actual results may differ.
Segments
We report our operating results through two reportable segments: Applications and Commerce (A&C) and Core Platform (Core), as further discussed in Note 17.
2.    Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents includes cash on hand, other highly liquid investments with a remaining maturity of 90 days or less at the date of acquisition and receivables related to third-party payment processor transactions normally received within 72 hours. Amounts receivable for payment processor transactions totaled $31.6 million and $30.1 million at December 31, 2025 and 2024, respectively.
Registry Deposits
Registry deposits represent amounts on deposit with, or receivable from, various domain name registries to be used by us to make payments for future domain registrations or renewals.
Prepaid Domain Name Registry Fees
Prepaid domain name registry fees primarily represent amounts charged by a registry at the time a domain is registered or renewed. These amounts are amortized to cost of revenue over the same period revenue is recognized for the related domain registration contracts.
Property and Equipment
Property and equipment is stated at cost. Depreciation is recorded over the estimated useful lives of the applicable assets using the straight-line method beginning on the date an asset is placed in service. We regularly evaluate the estimated useful lives to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation.

Property and equipment consisted of the following:

	Estimated Useful Lives	December 31,
		2025	2024
Computer equipment	3 years	$338.1	$394.3
Software	3-5 years	104.4	103.2
Land	Indefinite	4.8	4.8
Buildings, including improvements	5-25 years	115.9	113.8
Leasehold improvements	Lesser of useful life or remaining lease term	52.1	62.0
Other	1-20 years	11.0	14.8
Total property and equipment		626.3	692.9
Less: accumulated depreciation and amortization		(480.9)	(536.5)
Property and equipment, net		$145.4	$156.4
Depreciation and amortization expense related to property and equipment was $41.4 million, $53.2 million and $61.3 million, for the years ended December 31, 2025, 2024 and 2023, respectively.
Property and equipment, net by geography was as follows:

	December 31,
	2025	2024
U.S.	$127.6	$133.1
All international	17.8	23.3
	$145.4	$156.4
No country outside the U.S. represented more than 10% of property and equipment, net in any period presented.
Capitalized Software Costs
We capitalize and amortize certain implementation costs related to cloud computing arrangements as well as costs incurred to develop software for internal-use during the application development phase. Costs related to the design or maintenance of internal-use software are included in technology and development expenses as incurred. We capitalized $13.8 million and $12.8 million of such costs during 2025 and 2024, respectively.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business acquisitions. Indefinite-lived intangible assets consist of the GoDaddy trade names and branding, individual domains within our domain portfolio and certain contractual-based assets. Goodwill and indefinite-lived intangible assets are not amortized to earnings, but are assessed for impairment at least annually. As individual domains are sold, our indefinite-lived domain portfolio intangible asset is reduced by the allocated carrying cost of each domain, which is included in cost of revenue.
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
Our indefinite-lived trade names and branding, domain portfolio and contractual-based assets are reviewed for impairment annually during the fourth quarter of each year. We also perform assessments at other times if events or changes in circumstances indicate the carrying amounts of these assets may not be fully recoverable. Any identified impairment losses are treated as permanent reductions in the carrying amounts of the assets. There were no material impairment charges for the periods presented.

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
Equity Investments
We hold investments in privately held equity securities, which are recorded in other assets, with a carrying value of $58.8 million and $53.1 million as of December 31, 2025 and December 31, 2024, respectively.
These securities are recorded at cost and adjusted for observable transactions for same or similar investments of the same issuer or impairment. Investment gains and losses are recorded in other income (expense), net. A security's carrying value is not adjusted if there are no observable price changes in a same or similar security from the same issuer or if there are no identified events or changes in circumstances that may indicate impairment. In determining the estimated fair value of our investments, we utilize the most recent data available to us. We assess our investments for impairment at least quarterly using both qualitative and quantitative factors. If an investment is considered impaired, we recognize an impairment loss and establish a new carrying value for the investment. Our analysis did not indicate impairment or material fair market value adjustments of our investments during the years ended December 31, 2025 and 2024.
Foreign Currency
The functional currency for certain of our foreign subsidiaries is the same as the local currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at period-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing throughout the period. Translation adjustments are included in AOCI, a separate component of equity.

In addition, we recognize foreign currency remeasurement gains and losses related to monetary assets and liabilities denominated in currencies other than the applicable functional currency within other income (expense), net. Such gains and losses were $(6.5) million, $(4.7) million and $(9.6) million during the years ended December 31, 2025, 2024 and 2023, respectively.
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
Our revenue is categorized as follows:
Applications and Commerce. A&C revenue primarily consists of revenue from sales of products containing proprietary software, notably our website building products, and commerce products including payment processing fees as well as sales of third-party email and productivity solutions such as Microsoft 365. A&C revenue also includes revenue from sales of products, such as website security products, when they are included in bundled offerings of our proprietary software products. Consideration is generally recorded as deferred revenue when received, which is typically at the time of sale, and revenue from most A&C products is recognized ratably over the period in which the performance obligations are satisfied, which is typically over the contract term. Payment processing fee revenue is recognized at the time of the transaction.
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
Disaggregated Revenue
Revenue by major product type was as follows:

	Year Ended December 31,
	2025	2024	2023
Applications and commerce	$1,889.0	$1,653.0	$1,430.4
Core platform: domains	2,310.5	2,152.7	2,018.5
Core platform: other	751.6	767.5	805.2
	$4,951.1	$4,573.2	$4,254.1
No single customer represented over 10% of our total revenue in any period presented.

Revenue by geography is based on the customer's billing address and was as follows:

	Year Ended December 31,
	2025	2024	2023
U.S.	$3,324.3	$3,113.4	$2,873.0
International	1,626.8	1,459.8	1,381.1
	$4,951.1	$4,573.2	$4,254.1
No country outside the U.S. represented more than 10% of total revenue in any period presented.
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
We may also offer specific arrangements, such as our Websites + Marketing solution, in which we include promises to transfer multiple performance obligations in a single coterminous product offering.
We have determined that generally each of our other products constitutes an individual product offering to our customers, and therefore have concluded that each is a single performance obligation.
For arrangements with multiple performance obligations, we allocate revenue to each distinct performance obligation based on its relative standalone selling price (SSP). We determine SSP based on prices charged to customers for individual products, taking into consideration factors including discounting practices, the size, volume and term length of transactions, and the geographic areas in which our products are sold. Our products with multiple performance obligations often have observable SSP in the form of contractually stated list prices as we commonly sell our products or services separately to similar customers.
Principal versus Agent Considerations
We sell our products directly to customers and also through a network of resellers. In certain cases, we act as a reseller of products fulfilled by others. The determination of gross or net revenue recognition is reviewed on a product-by-product basis and is dependent on our determination as to whether we act as principal or agent in the transaction. Revenue from sales of certain third party solutions, including Microsoft 365, where we act as a reseller of products provided by others is recorded on a gross basis as we have determined that we control the product before transferring it to the end customer. Revenue from aftermarket domain sales, excluding certain immaterial reseller arrangements, is recorded on a gross basis as we have determined that we take control of the domain before transferring it to the end customer. Commissions paid to resellers are capitalized and amortized to cost of revenue consistent with the pattern of transfer of the products purchased.
Assets Recognized from Contract Costs
Fees paid to various registries at the inception of a domain registration or renewal represent costs to fulfill a contract. We capitalize and amortize these prepaid domain name registry fees to cost of revenue consistent with the pattern of transfer of the product to which the asset relates. Amortization expense of such asset was $837.3 million, $793.1 million and $765.3 million during the years ended December 31, 2025, 2024 and 2023, respectively.

We have no other material capitalized contract costs.
Operating Expenses
Cost of Revenue (excluding depreciation and amortization)
Cost of revenue is primarily the direct costs we incur in connection with selling an incremental product to our customers. Substantially all cost of revenue relates to domain registration fees, licensing fees for third-party productivity applications, third-party commissions, and payment processing fees.
Technology and Development
Technology and development expenses represent the costs associated with the creation, development and distribution of our products and services. These expenses primarily consist of personnel costs associated with the design, development, deployment, testing, operation and enhancement of our products, as well as costs associated with the data centers and systems infrastructure supporting those products, excluding depreciation expense.
Marketing and Advertising
Marketing and advertising expenses represent the costs associated with attracting and acquiring customers, primarily consisting of fees paid to third parties for marketing and advertising campaigns across a variety of channels. These expenses also include personnel costs and affiliate program commissions.
Advertising costs are expensed either as incurred, at the time a commercial initially airs or when a promotion first appears in the media. Advertising expenses were $273.9 million, $251.9 million and $247.1 million during the years ended December 31, 2025, 2024 and 2023, respectively.
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
Restructuring and Other
Restructuring and other primarily represents: (i) charges related to the restructuring activities which were undertaken to reduce future operating expenses and improve cash flows through a combination of reductions in force for all years presented as well as the sale of certain assets and liabilities of our hosting business within our Core segment for the year ended December 31, 2023, and (ii) a charge incurred for the year ended December 31, 2023 related to the termination of a revenue sharing agreement.
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
On the settlement date of each three-year performance period associated with our TSR-based PSU grants, and only if a participant remains a Service Provider (as defined in the equity plan applicable to each grant) on such date, a participant will receive shares of our Class A common stock ranging from 0% to 200% of the originally granted PSUs based on our relative TSR as compared to the companies within the selected index. Vesting of the PSUs is subject to the TSR market condition as well as approval of the performance by our board of directors, or a delegated committee, following the end of each performance period.

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
In December 2023, the FASB issued guidance to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this guidance require additional disclosures about income taxes, primarily focused on the disclosure of income taxes paid and the rate reconciliation table. We prospectively adopted this guidance for the year ended December 31, 2025. See Note 15 for additional disclosures, including a reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate and federal and foreign cash taxes paid.
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
The following tables set forth our material assets and liabilities measured and recorded at fair value on a recurring basis:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Commercial paper	$—	$208.9	$—	$208.9
Time deposits	100.0	—	—	100.0
Notice deposits	250.0	—	—	250.0
Derivative assets	—	49.2	—	49.2
Total assets	$350.0	$258.1	$—	$608.1
Liabilities:
Derivative liabilities	$—	$136.0	$—	$136.0

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Commercial paper	$—	$134.5	$—	$134.5
Time deposits	144.9	—	—	144.9
Notice deposits	140.0	—	—	140.0
Derivative assets	—	172.7	—	172.7
Total assets	$284.9	$307.2	$—	$592.1
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
In order to reduce the risk of downtime of the products we provide, we have established data centers in various geographic regions. We have internal procedures to restore products in the event of a service disruption or disaster at any of our data center facilities. We serve our customers and users from data center facilities operated either by us or third parties, which are most significantly located in Arizona, Virginia, Singapore and France. Even with these procedures for disaster recovery in place, the availability of our products could be significantly interrupted during the implementation of restoration procedures.
Recent Accounting Pronouncements
In November 2024, the FASB issued guidance requiring public business entities to disaggregate disclosure of income statement expenses. The guidance does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories within the footnotes to the financial statements. This update is effective for our 2027 fiscal year and interim periods in fiscal year 2028, with early adoption permitted. We are currently evaluating our timing for adoption and the impact on our future disclosures.
In September 2025, the FASB issued guidance that modernizes the recognition and disclosure framework for internal-use software costs, removing the previous "development stage" model and introducing a more judgment-based approach. Under the new guidance, capitalization begins when management authorizes and commits to funding a project and it is probable the project will be completed and used as intended. This update is effective for our 2028 fiscal year and interim periods within, with early adoption permitted. We are currently evaluating our timing for adoption and the impact on our financial statements.
In November 2025, the FASB issued guidance which includes amendments to more closely align hedge accounting with the economics of an entity's risk management activities. The amendments are effective for our 2027 fiscal year and interim periods within, with early adoption permitted, and are required to be applied prospectively. We are currently evaluating our timing for adoption and the impact on our financial statements and related disclosures.
3.    Goodwill and Intangible Assets
The following table summarizes changes in our goodwill balance by segment:

	A&C	Core	Total
Balance at December 31, 2023	$1,513.6	$2,055.7	$3,569.3
Impact of foreign currency translation	(20.5)	(28.2)	(48.7)
Less: goodwill related to disposition of businesses	—	(1.7)	(1.7)
Balance at December 31, 2024	1,493.1	2,025.8	3,518.9
Impact of foreign currency translation	48.0	66.4	114.4
Balance at December 31, 2025	$1,541.1	$2,092.2	$3,633.3
Intangible assets, net are summarized as follows:

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	217.4	n/a	217.4
Contractual-based assets	292.7	n/a	292.7
Finite-lived intangible assets:
Customer-related	430.5	$(417.5)	13.0
Developed technology	241.2	(238.8)	2.4
Trade names and other	100.3	(84.5)	15.8
	$1,727.1	$(740.8)	$986.3

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	220.5	n/a	220.5
Contractual-based assets	292.7	n/a	292.7
Finite-lived intangible assets:
Customer-related	394.2	$(340.8)	53.4
Developed technology	235.1	(215.9)	19.2
Trade names and other	93.2	(68.2)	25.0
	$1,680.7	$(624.9)	$1,055.8
Amortization expense was $71.7 million, $78.5 million and $104.9 million during the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the weighted-average remaining amortization period for amortizable intangible assets was 6 months for customer-related intangible assets, 4 months for developed technology and 27 months for trade names and other, and was 17 months in total.
Based on the balance of finite-lived intangible assets as of December 31, 2025, expected future amortization expense is as follows:

Year Ending December 31:
2026	$23.7
2027	4.3
2028	1.9
2029	1.3
$31.2
4.    Stockholders' Equity
Share Repurchases
Our board of directors authorized a stock repurchase program, which commenced in May 2021, and subsequently, in January 2022 and August 2023, our board of directors increased authorization for an aggregate total authorization of $4.0 billion through 2025. In April 2025, our board of directors approved the repurchase of up to an additional $3.0 billion of our Class A common stock through the end of 2027. Shares may be repurchased in open market purchases, block transactions and privately negotiated transactions, in accordance with applicable federal securities laws. This authorization does not obligate us to make any repurchases and may be modified, suspended or terminated by us at any time without prior notice.
In the years ended December 31, 2025 and 2024, we entered into accelerated share repurchase agreements (ASRs) to repurchase shares of our Class A common stock, pursuant to which, we made upfront payments totaling $767.4 million and $245.0 million, respectively. The total number of shares delivered under each ASR, and therefore the average purchase price paid per share, were determined based on the volume weighted-average price of our stock during the applicable purchase period less an agreed upon discount and subject to a cap. The ASRs were completed in each respective year. During 2025, we repurchased a total of 4.4 million shares of Class A common stock with a weighted average price of $176.02 per share. During 2024, we repurchased a total of 1.4 million shares of Class A common stock for $188.9 million at an average price of $139.65 per share, and a partial repayment of the upfront payment resulting from the cap, in the amount of $56.1 million in cash. The shares received were retired at the time of delivery and the upfront payment was accounted for as an increase in accumulated deficit. The ASRs were forward contracts indexed to our Class A common stock and met all of the applicable criteria for equity classification, therefore, the ASRs were not accounted for as derivative instruments.

In addition to the ASRs discussed above, we also made the following open market repurchases of our Class A common stock, which were retired upon repurchase (shares in thousands):

Year Ended December 31,	Number of Shares Repurchased	Aggregate Purchase Price(1)
2025	5,861	$834.8
2024	3,826	$479.2
2023	17,356	$1,264.4
_________________________________
(1) The aggregate purchase price includes commissions paid in connection with the repurchases.
As of December 31, 2025, we had $2,165.2 million of remaining authorization available for share repurchases.
5.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2025	2024
Derivative assets	$49.2	$172.7
Prepaid software and maintenance expenses	36.8	33.2
Usage-based prepaid expenses(1)	16.4	20.2
Other	18.4	19.1
	$120.8	$245.2
_________________________________
(1) Usage-based prepaid expenses include various cost of sales, marketing, rent and other prepaid commitments that are amortized as the funds are utilized.
6.    Equity-Based Compensation Plans
Equity Plans
On June 6, 2024, our stockholders approved the adoption of the GoDaddy Inc. 2024 Omnibus Incentive Plan (the 2024 Plan), which replaced our 2015 Equity Incentive Plan on a prospective basis. As of December 31, 2025, 7,525 shares were available for issuance as future awards under the plan.
On June 6, 2024, our stockholders also approved the adoption of the GoDaddy Inc. 2024 Employee Stock Purchase Plan (the 2024 ESPP), which replaced the 2015 Employee Stock Purchase Plan on a prospective basis. As of December 31, 2025, 4,020 shares were available for issuance as future awards under the plan.

Equity Plan Activity
We have not granted stock options since 2020. The following table summarizes activity of historically granted stock options:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($)
Outstanding at December 31, 2022	1,426	44.38
Exercised	(557)	35.23		26.1
Forfeited	(24)	72.28
Outstanding at December 31, 2023	845	49.60
Exercised	(199)	34.46		20.8
Forfeited	(1)	17.24
Outstanding at December 31, 2024	645	54.28
Exercised	(298)	43.43		35.3
Outstanding and vested at December 31, 2025	347	63.61	3.3	40.5

The following table summarizes stock award activity:

Number of Shares of Class A Common Stock (#)
Outstanding at December 31, 2022	7,632
Granted: RSUs	3,484
Granted: TSR-based PSUs	265
TSR-based PSU achievement above target	91
Vested	(4,215)
Forfeited	(1,000)
Outstanding at December 31, 2023(1)	6,257
Granted: RSUs	2,673
Granted: TSR-based PSUs	212
TSR-based PSU achievement above target	230
Vested	(3,781)
Forfeited	(636)
Outstanding at December 31, 2024(1)	4,955
Granted: RSUs	1,489
Granted: TSR-based PSUs	150
TSR-based PSU achievement above target	210
Vested	(3,221)
Forfeited	(519)
Outstanding at December 31, 2025(1)	3,064
_________________________________
(1)The balance of outstanding awards consisted of the following:

	Number of Shares of Class A Common Stock (#)	Weighted Average Fair Value Per Share ($)
RSUs	5,531	79.14
TSR-based PSUs	701	119.28
Financial-based PSUs granted for accounting purposes	25	77.23
Outstanding at December 31, 2023	6,257

RSUs	4,304	97.30
TSR-based PSUs	651	142.30
Outstanding at December 31, 2024	4,955

RSUs	2,575	135.26
TSR-based PSUs	489	172.34
Outstanding at December 31, 2025	3,064
As of December 31, 2025, total unrecognized compensation expense related to non-vested equity grants was $314.9 million with an expected remaining weighted-average recognition period of approximately 1.6 years.

7.    Deferred Revenue
Deferred revenue consisted of the following:

	December 31,
	2025	2024
Current:
Applications and Commerce	$875.2	$783.2
Core Platform	1,509.0	1,439.1
	$2,384.2	$2,222.3
Noncurrent:
Applications and Commerce	$217.8	$197.0
Core Platform	717.1	686.2
	$934.9	$883.2
The increase in deferred revenue is primarily driven by payments received in advance of satisfying our performance obligations, offset by $2,367.0 million of revenue recognized during 2025 that was included in the deferred revenue balance as of December 31, 2024. Deferred revenue as of December 31, 2025 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are expected to be satisfied, as follows:

	2026	2027	2028	2029	2030	Thereafter	Total
Applications and Commerce	$875.2	$154.3	$48.7	$8.7	$3.5	$2.6	$1,093.0
Core Platform	1,509.0	401.6	143.6	70.1	38.6	63.2	2,226.1
	$2,384.2	$555.9	$192.3	$78.8	$42.1	$65.8	$3,319.1

8.    Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2025	2024
Derivative liabilities	$136.0	$—
Accrued payroll and employee benefits	135.9	146.0
Tax-related accruals	84.6	66.9
Accrued hosting and software licenses	34.1	17.8
Accrued legal and professional	32.1	35.3
Current portion of operating lease liabilities	20.3	23.0
Other	85.7	89.6
	$528.7	$378.6

9.    Long-Term Debt
Long-term debt consisted of the following:

		December 31,
	Maturity Date	2025	2024
2029 Term Loans (effective interest rate of 6.6% at December 31, 2025 and 7.6% at December 31, 2024)	November 10, 2029	$1,444.2	$1,458.9
2031 Term Loans (effective interest rate of 6.2% at December 31, 2025 and 7.2% at December 31, 2024)	May 31, 2031	985.0	995.0
2027 Senior Notes (effective interest rate of 5.5% at December 31, 2025 and 5.4% at December 31, 2024)	December 1, 2027	600.0	600.0
2029 Senior Notes (effective interest rate of 3.6% at December 31, 2025 and 3.6% at December 31, 2024)	March 1, 2029	800.0	800.0
Revolver	November 10, 2027	—	—
Total		3,829.2	3,853.9
Less: unamortized original issue discount and debt issuance costs(1)		(48.9)	(58.9)
Less: current portion of long-term debt		(15.1)	(15.9)
		$3,765.2	$3,779.1
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
In January 2024, we entered into an amendment to the Credit Facility to provide for a new tranche of term loans maturing in 2029, the proceeds of which were used to refinance our existing term 2029 Term Loans at a lower interest margin. In May 2024, in conjunction with the amendment to the Credit Facility described above, we repaid $278.1 million of our 2029 Term Loans. In December 2024, we entered into an amendment to the Credit Facility to provide for a new $1,462.5 million tranche of term loans maturing in 2029. Pursuant to this amendment, the amortization rate for the 2029 Term Loans is 1.00% per annum and the 2029 Term Loans were issued at an applicable margin of (i) 1.75% for the term loans that are SOFR loans and (ii) 0.75% for the term loans that are ABR loans.
The borrowing capacity under our Revolver is $1.0 billion, which is reduced by any outstanding letters of credit. The Revolver bears interest at a rate equal to, at our option, either (i) SOFR for the applicable interest period plus a margin ranging from 1.25% to 1.75% per annum or (ii) the highest of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate or (c) SOFR for an interest period of one month plus 1.0% plus a margin ranging from 0.25% to 0.75% per annum, with the margins determined based on our first lien secured leverage ratio. The Revolver also contains a financial covenant requiring us to maintain a leverage ratio of 5.75:1.00 when our usage exceeds 40.0% of the maximum capacity. This ratio is calculated as the ratio of first lien secured debt less cash and cash equivalents to consolidated EBITDA (as defined in the Credit Facility). At December 31, 2025, we had $998.6 million available for borrowing under the Revolver.
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
The 2027 Senior Notes are redeemable at our option, in whole or in part, at an amount equal to 100.0% of the principal amount, plus accrued and unpaid interest. Upon the occurrence of a change of control, we are required to offer to repurchase the 2027 Senior Notes from the holders at a price equal to 101.0% of the principal amount, plus accrued and unpaid interest.
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
We may redeem the 2029 Senior Notes, in whole or in part, at an amount equal to 100.875% of the principal amount, decreasing to 100.0% at March 1, 2026, plus accrued and unpaid interest. Upon the occurrence of a change of control, we are required to offer to repurchase the Senior Notes from the holders at a price equal to 101.0% of the principal amount, plus accrued and unpaid interest.
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

Fair Value
The estimated fair values of our long-term debt instruments are based on observable market prices for these instruments, which are traded in less active markets and therefore classified as Level 2 fair value measurements, and were as follows as of December 31, 2025:

2029 Term Loans	$1,447.8
2031 Term Loans	$988.1
2027 Senior Notes	$601.3
2029 Senior Notes	$767.5
Future Debt Maturities
Aggregate principal payments, exclusive of any unamortized original issue discount and debt issuance costs, due on long-term debt as of December 31, 2025 were as follows:

Year Ending December 31:
2026	$24.6
2027	624.6
2028	24.6
2029	2,210.3
2030	10.0
Thereafter	935.1
$3,829.2
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

The following table summarizes our outstanding derivative instruments on a gross basis, all of which are considered Level 2 financial instruments:

	Notional Amount		Fair Value of Derivative Assets(2)		Fair Value of Derivative Liabilities(2)
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Cash flow hedges
Foreign exchange forward contracts	$1,064.2	$946.3	$0.7	$33.2	$22.6	$—
Cross-currency swaps(1)	584.1	520.4	—	12.5	49.7	—
Interest rate swaps	1,918.2	1,939.0	48.5	111.0	—	—
Net investment hedges:
Cross-currency swaps(1)	748.6	667.0	—	16.0	63.7	—
Total hedges	$4,315.1	$4,072.7	$49.2	$172.7	$136.0	$—
_________________________________
(1) The notional values of the cross-currency swap have been translated from Euros to U.S. dollars at the foreign currency rates in effect at December 31, 2025 and 2024 of approximately 1.17 and 1.04, respectively.
(2) In our balance sheets, all derivative assets are recorded within prepaid expenses and other current assets and all derivative liabilities are recorded within accrued expenses and other current liabilities.
The following table summarizes the effect of our hedging relationships on AOCI:

	Unrealized Gains (Losses) Recognized in Other Comprehensive Income (Loss)
	Year Ended December 31,
	2025	2024	2023
Cash flow hedges:
Foreign exchange forward contracts(1)	$(61.5)	$42.1	$(29.8)
Cross-currency swap	7.4	(8.3)	(12.8)
Interest rate swap	(63.0)	(16.7)	(46.3)
Net investment hedges:
Cross-currency swaps	(80.3)	33.8	(38.1)
Total hedges	$(197.4)	$50.9	$(127.0)
_________________________________
(1) Amounts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.

The following table summarizes the locations and amounts of gains (losses) recognized within earnings related to our hedging relationships:

	Year Ended December 31,
	2025			2024			2023
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Cash flow hedges:
Foreign exchange forward contracts:
Reclassified from AOCI into income	$1.3	$—	$—	$3.9	$—	$—	$16.3	$—	$—
Cross-currency swaps:
Reclassified from AOCI into income(1)	—	8.7	(69.9)	—	9.7	34.5	—	9.6	(17.0)
Interest rate swaps:
Reclassified from AOCI into income	—	50.2	—	—	69.7	—	—	66.4	—
Net investment hedges:
Cross-currency swaps:
Reclassified from AOCI into income	—	11.3	—	—	12.6	—	—	12.5	—
Total hedges	$1.3	$70.2	$(69.9)	$3.9	$92.0	$34.5	$16.3	$88.5	$(17.0)
_________________________________
(1) The amounts reflected in other income (expense), net include $68.9 million, $(34.7) million and $16.8 million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by the cross-currency swap during the years ended December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025, we estimate that $54.0 million of net deferred gains related to our designated hedges will be recognized in earnings over the next 12 months. No amounts have been excluded from our hedge effectiveness testing.
Risk Management Strategies
Foreign Exchange Forward Contracts
From time-to-time, we may enter into foreign exchange forward contracts with financial institutions to hedge certain forecasted sales transactions denominated in foreign currencies. We designate these forward contracts as cash flow hedges, which are recognized as either assets or liabilities at fair value. At December 31, 2025, all such contracts had maturities of 24 months or less.
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

Interest Rate Swaps
In April 2017, we entered into a five-year pay-fixed rate, receive-floating rate interest rate swap arrangement to effectively convert a portion of the variable-rate borrowings under the previously issued term loans maturing in 2024, which were refinanced with the 2029 Term Loans, to a fixed rate of 5.44%. In 2022, we entered into a transaction to extend the maturity of the swaps to August 31, 2027. We and the existing counterparties executed cancellation agreements to terminate all rights, obligations and liabilities associated with the original swaps. On the modification date, the existing cash flow hedging relationships were de-designated and new hedging relationships incorporating the terms of the new interest rate swaps (the 2022 Interest Rate Swaps) were designated. The SOFR-based 2022 Interest Rate Swaps, which had an amortizing notional amount of $1,262.5 million at inception, serve to convert a portion of the variable-rate borrowings under the 2029 Term Loans to a fixed rate of 4.81%.
In August 2020, in conjunction with the issuance of the 2027 Term Loans, we entered into seven-year pay-fixed rate, receive-floating rate interest rate swaps to effectively convert the variable one-month LIBOR interest rate on the 2027 Term Loans borrowings to a fixed rate of 0.705%. These interest rate swaps, which mature on August 10, 2027, had an aggregate notional amount of $750.0 million at inception. In May 2023, in conjunction with a concurrent Credit Facility amendment, we terminated these swaps and entered into new SOFR-based interest rate swaps with a fixed rate of 0.672%. This modification impacted no critical terms other than the reference rate change from LIBOR to SOFR and thus had no impact on our hedging relationships or financial statements.
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
11.     Leases
Our operating leases primarily consist of office and data center space expiring at various dates through October 2034. Certain leases include options to renew or terminate at our discretion. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of December 31, 2025, operating leases have a remaining weighted-average lease term of 6.0 years and our operating lease liabilities were measured using a weighted-average discount rate of 5.3%.
The components of operating lease expense were as follows:

	Year Ended December 31,
	2025	2024	2023
Operating lease costs	$24.3	$27.0	$36.8
Variable lease costs	9.9	14.7	14.7
Sublease income	(8.0)	(9.7)	(14.2)
Total net lease cost	$26.2	$32.0	$37.3
Maturities of operating lease liabilities as of December 31, 2025 were as follows:

Year Ending December 31:
2026	$24.1
2027	17.3
2028	11.4
2029	10.0
2030	8.0
Thereafter	25.0
Total lease payments	95.8
Less: imputed interest	(13.5)
Total operating lease liabilities	$82.3

12.    Commitments and Contingencies
Service Agreements
We have entered into long-term agreements with certain vendors to provide for software and equipment maintenance, specified levels of bandwidth and other services. Under these arrangements, we are required to make periodic payments. Future minimum obligations under these non-cancelable agreements with initial terms in excess of one year at December 31, 2025 are as follows:

Year Ending December 31:
2026	$529.0
2027	546.1
2028	406.6
2029	14.0
2030	2.3
Thereafter	3.8
$1,501.8
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
On November 7, 2025, a jury in the U.S. District Court for the District of Delaware returned a verdict finding that we infringed two web technology patents owned by Express Mobile, Inc. We have challenged the verdict through post-trial motions and the Plaintiff has moved for interest and enhancement of the damages, as well as interest on the amount of the verdict. We believe that we have valid arguments in support of these post-trial motions and intend to vigorously pursue post-trial and appellate remedies. Because of the current stage of the proceedings, including the absence of a final, non-appealable decision, we have determined that it is not probable that a liability has been incurred, and therefore, no liability was recognized as of December 31, 2025. While the outcome is uncertain, we currently estimate that it is reasonably possible that our loss exposure in this matter could range from zero to $170.0 million.
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
On May 26, 2020, at the direction of the S.D. Ala. Court, the parties executed an amended settlement agreement to remove John Herrick as a class representative. On June 9, 2020, the court granted preliminary approval of the final settlement agreement. The court's order also set October 7, 2020 as the deadline for class members to submit claims, and the actual number of claims made by class members through the October 7, 2020 deadline was lower than our original estimates.

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
On May 13, 2024, the 11th Circuit vacated the final approval of the class settlement and remanded the case to the district court for further proceedings. On September 19, 2024, the district court interpreted the 11th Circuit's mandate as vacating only the district court's decision to award attorneys' fees and ordered the plaintiffs to file a new motion for attorneys' fees. On January 9, 2025, we issued a notice of termination of the class settlement and on January 28, 2025, the plaintiffs filed a motion to enforce the settlement agreement. A hearing on the plaintiffs' renewed motion for attorneys' fees and the district court's interpretation of the mandate occurred on January 31, 2025. On February 6, 2025, the district court denied the plaintiffs' motions for attorneys' fees and to enforce the settlement agreement. On April 21, 2025, plaintiffs filed their petition for permission to appeal to the 11th Circuit, which was granted on September 30, 2025. Given the pending nature of the resolution of this and related cases, we have not adjusted our estimated loss provision for this settlement as of December 31, 2025.
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
Indemnifications
In the normal course of business, we have made indemnities under which we may be required to make payments in relation to certain transactions, including to our directors and officers to the maximum extent permitted under applicable state laws and indemnifications related to certain lease agreements. In addition, certain advertiser and reseller partner agreements contain indemnification provisions, which are generally consistent with those prevalent in the industry. We have not incurred material obligations under indemnification provisions historically, and do not expect to incur material obligations in the future. Accordingly, we have not recorded any liabilities related to such indemnities as of December 31, 2025 and 2024.
We include service level commitments to our customers guaranteeing certain levels of uptime reliability and performance for our hosting and premium DNS products. These guarantees permit those customers to receive credits in the event we fail to meet those levels, with exceptions for certain service interruptions including but not limited to periodic maintenance. We have not incurred any material costs as a result of such commitments during any of the periods presented, and have not recorded any liabilities related to such obligations as of December 31, 2025 and 2024.

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
As of December 31, 2025 and 2024, our accrual for estimated indirect tax liabilities was $31.0 million and $31.5 million, respectively, reflecting our best estimate of the probable liability based on an analysis of our business activities, revenues subject to indirect taxes and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation or settlements could be materially different than the amounts established for indirect tax contingencies.
13.    Restructuring and Other Charges and Disposition of Businesses and Related Assets
During the year ended December 31, 2025, we implemented restructuring activities which impacted approximately 100 employees. In conjunction with these restructuring activities, we recognized $10.2 million of pre-tax restructuring charges related to severance, employee benefits and equity-based compensation during the year ended December 31, 2025. Of this amount, $3.2 million and $3.3 million were recognized within our A&C and Core segments, respectively, and $3.7 million was recognized as corporate overhead.
During the year ended December 31, 2024, we implemented restructuring activities which impacted approximately 280 employees. In conjunction with these restructuring activities, we recognized $18.2 million of pre-tax restructuring charges related to severance, employee benefits and equity-based compensation during the year ended December 31, 2024. Restructuring charges paid during the year were $24.4 million and accrued restructuring charges were immaterial as of December 31, 2024. Of the $18.2 million of pre-tax restructuring charges recognized during the year ended December 31, 2024, $6.4 million and $10.2 million were recognized within our A&C and Core segments, respectively, and $1.6 million was recognized as corporate overhead.
During the year ended December 31, 2023, we implemented restructuring activities to reduce operating expenses and improve cash flows through a combination of a reduction in force and a commitment to sell certain assets. The reduction in force impacted approximately 800 employees. In conjunction with these restructuring activities, we recognized $48.5 million of pre-tax restructuring charges in our statement of operations related to severance, employee benefits and equity-based compensation. Of the $48.5 million, $12.2 million and $28.5 million were recognized within our A&C and Core segments, respectively, and $7.8 million was recognized as corporate overhead. In addition, we recognized a pre-tax loss of $16.5 million upon the completion of the planned disposition of certain assets and liabilities of our hosting business within our Core segment, which occurred on June 30, 2023. Accrued restructuring charges as of December 31, 2023 were $7.4 million.
Cash payments of $5.7 million and $16.4 million related to the restructuring activities described above were made during 2025 and 2024, respectively. We expect to make substantially all remaining restructuring payments by the end of the second quarter of 2026.
14.     Defined Contribution Plan
We maintain a defined contribution 401(k) plan covering eligible U.S. employees, who may contribute up to 100% of their compensation, subject to limitations established by the Internal Revenue Code. We match employee contributions on a discretionary basis. Expense for our matching contributions was $14.7 million, $15.1 million and $15.8 million during the years ended December 31, 2025, 2024 and 2023, respectively.
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
On July 4, 2025, the U.S. enacted H.R. 1 (One Big Beautiful Bill Act, or The Act). The Act includes, among other provisions, changes to the U.S. corporate income tax system including allowing immediate expensing of qualifying research and development expenses and permanently extending certain provisions within the Tax Cuts and Jobs Act. The provisions which became effective beginning July 1, 2025 have been incorporated into our results for the year ended December 31, 2025.
Benefit (Provision) for Income Taxes
Our benefit (provision) for income taxes includes U.S. federal, state and foreign income taxes. The domestic and foreign components of our income (loss) before income taxes were as follows:

	Year Ended December 31,
	2025	2024	2023
U.S.	$984.6	$829.0	$477.2
Foreign	35.4	(63.6)	(73.4)
Income before income taxes	$1,020.0	$765.4	$403.8
Our benefit (provision) for income taxes was as follows:

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$—	$0.3	$(0.8)
State	(2.9)	0.1	(5.4)
Foreign	15.5	(18.9)	(14.9)
	12.6	(18.5)	(21.1)
Deferred:
Federal	(152.0)	145.1	860.5
State	(14.5)	18.5	116.3
Foreign	8.9	26.4	16.1
	(157.6)	190.0	992.9
Benefit (provision) for income taxes	$(145.0)	$171.5	$971.8

The following table presents a reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to our income before income taxes:

	Year Ended December 31, 2025
	Amount	% of Income Before Income Taxes
U.S. federal statutory tax rate	$(214.2)	21.0%
State and local income taxes, net(1)	(11.7)	1.1%
Tax credits:
Research and development tax credits	33.3	(3.3)%
Changes in unrecognized tax benefits	11.0	(1.1)%
Nontaxable or nondeductible items:
Tax effect of equity-based compensation	48.2	(4.7)%
Other nontaxable or nondeductible items	(6.8)	0.7%
Other	(4.8)	0.5%
Effective tax rate	$(145.0)	14.2%
________________________________
(1)State taxes in California, New York, Florida, Illinois, and Virginia made up the majority of the tax effect in this category.
We generated an income tax provision of $145.0 million in 2025 as compared to an income tax benefit of $171.5 million in 2024, primarily attributable to the effects of the DNC Restructure. Our 2025 effective tax rate is primarily driven by current year earnings taxed at our federal and state tax rate, offset by a benefit for current year research and development credits and excess tax benefits related to stock-based compensation.
A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate was as follows:

	Year Ended December 31,
	2024	2023
Expected provision at U.S. federal statutory tax rate	$(160.7)	$(84.8)
Effect of investment in Desert Newco	—	22.7
Research and development credits	46.1	33.1
Effect of changes in tax rates and apportionment	—	(97.1)
Uncertain tax positions	(6.8)	(17.1)
State taxes, net of federal benefit	(19.1)	(1.6)
Equity-based compensation	43.3	—
Effect of DNC Restructure	267.4	—
Other	(13.3)	(5.8)
Effect of changes in valuation allowances	14.6	1,122.4
Benefit (provision) for income taxes	$171.5	$971.8
We generated an income tax benefit of $171.5 million in 2024 primarily driven by an income tax benefit of $267.4 million recognized as a result of the DNC Restructure, current year research and development credits and excess tax benefits related to stock-based compensation, partially offset by the provision for income taxes based on current year earnings. We generated an income tax benefit of $971.8 million in 2023 primarily attributable to releasing the majority of the valuation allowance on our U.S. DTAs.

Deferred Taxes
The components of our deferred taxes were as follows:

	Year Ended December 31,
	2025	2024
DTAs:
Net operating losses	$571.2	$507.3
Goodwill	192.7	288.6
Tax credits	243.0	216.5
Deferred revenue	196.6	176.7
Identified intangibles	81.6	114.0
Capitalized research & development costs	24.3	112.9
Deferred interest	39.2	63.4
Operating lease liabilities	19.6	24.6
Unrealized gains and losses	4.4	—
Other	37.5	42.2
Valuation allowance	(172.0)	(161.6)
Total DTAs	1,238.1	1,384.6
DTLs:
Deferred cost revenue	(167.6)	(157.6)
Unrealized gains and losses	—	(40.9)
Operating lease assets	(11.9)	(13.9)
Other	(10.7)	(10.9)
Total DTLs	(190.2)	(223.3)
Net DTAs	$1,047.9	$1,161.3
We monitor the realizability of our DTAs considering all relevant factors at each reporting period. As of December 31, 2025, based on the relevant weight of positive and negative evidence, including our ability to forecast future operating results, historical tax losses and our ability to utilize DTAs within the requisite carryforward periods, we do not maintain a valuation allowance on the majority of our U.S. federal and state DTAs. We maintain valuation allowances on certain U.S. federal, state and foreign carryforwards as we concluded they are not more likely than not to be realized.

As of December 31, 2025, we had U.S. federal, state and foreign gross net operating losses (NOLs) and tax credits, a portion of which will begin to expire in 2030, as follows:

	Gross NOLs and Tax Credits	Portion Subject to a Valuation Allowance
Federal	$2,429.7	$99.9
State	2,841.9	1,929.9
Foreign	60.7	46.9
	$5,332.3	$2,076.7

Uncertain Tax Positions
Our liability for unrecognized tax benefits was as follows:

	December 31,
	2025	2024
Balance at beginning of period	$182.8	$165.7
Gross increases - tax positions in prior period	5.5	6.6
Gross increases - tax positions in current period	16.8	23.1
Gross decreases - tax positions in prior period	(29.1)	(12.6)
Balance at end of period	$176.0	$182.8
The total amount of gross unrecognized tax benefits was $176.0 million as of December 31, 2025, of which $113.5 million, if fully recognized, would decrease our effective tax rate.
During 2025, we recognized a $34.6 million income tax benefit related to the recognition of an uncertain tax position in a foreign jurisdiction as a result of a favorable tax court ruling.
We have filed all income tax returns for years through 2024, other than for Germany and the Netherlands. These returns are subject to examination by the taxing authorities in the respective jurisdictions, generally for three or four years after they were filed. Although we believe the amounts reflected in our tax returns substantially comply with applicable U.S. federal, state and foreign tax regulations, the respective taxing authorities may take contrary positions based on their interpretation of the law. A tax position successfully challenged by a taxing authority could result in an adjustment to our benefit for income taxes in the period in which a final determination is made.
Cash Taxes
Cash paid for income taxes was as follows:

Year Ended December 31, 2025
Federal	$1.5
State	5.1
Foreign:
Netherlands	8.3
India	(6.9)
All other foreign jurisdictions	8.5
Total payments (refunds)	$16.5
Cash paid for income taxes was $19.1 million and $10.6 million for the years ended December 31, 2024 and 2023, respectively.
16.    Income Per Share
Basic income per share is computed by dividing net income by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted income per share is computed giving effect to all potentially dilutive shares unless their effect is antidilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows:

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income	$875.0	$936.9	$1,375.6
Less: net income attributable to non-controlling interests	—	—	0.8
Net income attributable to GoDaddy Inc.	$875.0	$936.9	$1,374.8
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	138,100	141,250	148,296
Effect of dilutive securities:
Class B common stock	—	—	290
Stock options	326	466	460
RSUs, PSUs and ESPP shares	2,195	3,571	2,406
Weighted-average shares of Class A Common stock outstanding—diluted	140,621	145,287	151,452

Net income attributable to GoDaddy Inc. per share of Class A common stock—basic	$6.34	$6.63	$9.27
Net income attributable to GoDaddy Inc. per share of Class A common stock—diluted	$6.22	$6.45	$9.08
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted income per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Year Ended December 31,
	2025	2024	2023
RSU, PSUs, and ESPP shares	48	364	799
17.    Segment Information
We report our operating results through two reportable segments: A&C and Core.
Our chief operating decision maker (CODM), which, as of December 31, 2025, was our Chief Executive Officer, evaluates the performance of and allocates resources to our segments based on each segment's revenue and earnings before interest, taxes, depreciation and amortization (Segment EBITDA). Segment EBITDA is evaluated on a monthly basis by the CODM by monitoring actual results versus the annual plan. This comparison is performed to make strategic decisions regarding segment profitability, resource allocation, pricing strategies and cost optimization. Segment EBITDA is defined as segment revenues less costs and operating expenses, excluding depreciation and amortization, interest expense (net), provision or benefit for income taxes, equity-based compensation expense, acquisition-related costs, restructuring-related expenses and certain other items. Segment EBITDA serves as a measure that assists our CODM and our investors in comparing our segments' performance on a consistent basis.
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
The following table presents our segment information for the periods indicated:

	Year Ended December 31,
	2025	2024	2023

A&C
Revenue	$1,889.0	$1,653.0	$1,430.4
Other segment items(1)	(1,032.1)	(913.7)	(836.2)
Segment EBITDA	856.9	739.3	594.2
Core
Revenue	3,062.1	2,920.2	2,823.7
Other segment items(2)	(2,051.8)	(1,988.5)	(2,007.3)
Segment EBITDA	1,010.3	931.7	816.4

Total revenue	4,951.1	4,573.2	4,254.1
Total other segment items	(3,083.9)	(2,902.2)	(2,843.5)
Total Segment EBITDA	1,867.2	1,671.0	1,410.6
Unallocated corporate overhead	(281.3)	(275.1)	(276.1)
Depreciation and amortization	(116.6)	(135.3)	(171.3)
Equity-based compensation expense	(317.8)	(299.1)	(294.0)
Interest expense, net of interest income	(114.2)	(130.4)	(155.4)
Restructuring and other(3)	(17.3)	(65.7)	(110.0)
Income before income taxes	1,020.0	765.4	403.8
Benefit (provision) for income taxes	(145.0)	171.5	971.8
Net income	$875.0	$936.9	$1,375.6
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
(3)In addition to restructuring and other in our statements of operations, other charges included are primarily composed of lease-related expenses associated with closed facilities, charges related to certain legal matters, adjustments to the fair value of our equity investments, expenses incurred in relation to the refinancing of our long-term debt, acquisition-related expenses, and incremental expenses associated with certain professional services.

18.     Accumulated Other Comprehensive Income (Loss)
The following table presents AOCI activity in equity:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Total AOCI
Gross balance as of December 31, 2023(2)	$(83.6)	$195.0	$111.4
Other comprehensive income (loss) before reclassifications	7.9	(117.2)	(109.3)
Amounts reclassified from AOCI	—	130.4	130.4
Other comprehensive income - 2024	7.9	13.2	21.1
Balance as of December 31, 2024	(75.7)	208.2	132.5
Other comprehensive income (loss) before reclassifications	(13.5)	(91.4)	(104.9)
Amounts reclassified from AOCI	—	1.6	1.6
Other comprehensive income - 2025	(13.5)	(89.8)	(103.3)
Balance as of December 31, 2025	$(89.2)	$118.4	$29.2
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
Our management, with the participation of our CEO and our CFO, who are our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.
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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 framework). Based on our assessment under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP (PCAOB ID: 42), an independent registered public accounting firm, as stated in their report included herein.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2025 which materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of GoDaddy Inc
.
Opinion on Internal Control Over Financial Reporting

We have audited GoDaddy Inc.'s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, GoDaddy Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 24, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Phoenix, Arizona
February 24, 2026

Item 9B. Other Information
On November 6, 2025, Leah Sweet, member of our board of directors, adopted a 10b5-1 trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 10b5-1 trading plan provides for the sale of an aggregate of 650 shares of the company's Class A common stock between November 6, 2025 and February 5, 2027.

On December 10, 2025, Mark McCaffrey, Chief Financial Officer, adopted a 10b5-1 trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 10b5-1 trading plan provides for the sale of an aggregate of 8,000 shares of the company's Class A common stock between December 10, 2025 and March 11, 2027.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders (the 2026 Proxy Statement) to be filed with the Securities and Exchange Commission within 120 days of the year ended December 31, 2025 and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption "Delinquent Section 16(a) Reports" in the 2026 Proxy Statement and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
Part IV.
Item 15. Exhibits and Financial Statement Schedules
We have filed the following documents as part of this Annual Report on Form 10-K:

Financial Statements
Our financial statements are listed in the "Index to Consolidated Financial Statements" under Item 8 "Financial Statements and Supplementary Data."
Financial Statement Schedules
All other schedules have been omitted because they are either not required, not applicable or the required information is otherwise included.
Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of GoDaddy Inc., dated June 4, 2025	8-K	3.1	6/10/2025
3.2	Third Amended and Restated Bylaws of GoDaddy Inc., dated June 4, 2025	8-K	3.2	6/10/20205
4.1	Specimen common stock certificate of GoDaddy Inc.	S-1/A	4.1	3/19/2015
4.2*	Description of Capital Stock
4.3	Indenture, dated as of June 4, 2019, among Go Daddy Operating Company, LLC, GD Finance Co, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee	8-K	4.1	6/7/2019
4.4	Form of 5.250% Senior Note due 2027 (included in Exhibit 4.3)	8-K	4.2	6/7/2019
4.5	Indenture, dated as of February 25, 2021, among Go Daddy Operating Company, LLC, GD Finance Co, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee	8-K	4.1	2/26/2021
4.6	Form of 3.500% Senior Note due 2029 (included in Exhibit 4.5)	8-K	4.2	2/26/2021
4.7	First Supplemental Indenture to the Indenture dated as of June 4, 2019, among Go Daddy Operating Company, LLC, GD Finance Co, LLC, Poynt, LLC, Registry Services, LLC and Computershare Trust Company, National Association, dated as of January 4, 2023	10-K	4.15	2/16/2023
4.8	First Supplemental Indenture to the Indenture dated as of February 25, 2021, among Go Daddy Operating Company, LLC, GD Finance Co, LLC, Poynt, LLC, Registry Services, LLC and Computershare Trust Company, National Association, dated as of January 4, 2023	10-K	4.16	2/16/2023
10.1+	GoDaddy Inc. 2015 Equity Incentive Plan, and form of agreements thereunder	S-8	4.2	4/1/2015
10.2+	Amendment to GoDaddy Inc. 2015 Equity Incentive Plan	10-Q	4.1	5/5/2023
10.3+	Form of Restricted Stock Unit Award Agreement under the GoDaddy Inc. 2015 Equity Incentive Plan	10-Q	10.4	5/5/2022
10.4+	Form of Performance Restricted Stock Unit Award Agreement under the GoDaddy Inc. 2015 Equity Incentive Plan	10-Q	10.5	5/5/2022
10.5+	GoDaddy Inc. 2015 Employee Stock Purchase Plan, as amended on June 27, 2016, and form of agreements thereunder	10-Q	4.1	11/3/2016
10.6+	Amendment to GoDaddy Inc. 2015 Employee Stock Purchase Plan	10-Q	4.2	5/5/2023
10.7+	GoDaddy Inc. 2024 Omnibus Incentive Plan	8-K	10.1	6/7/2024
10.8+	Form of GoDaddy Inc. 2024 Omnibus Incentive Plan PSU Grant Notice and PSU Agreement	10-Q	10.2	8/2/2024
10.9+	Form of GoDaddy Inc. 2024 Omnibus Incentive Plan RSU Grant Notice and RSU Agreement	10-Q	10.3	8/2/2024
10.10+	GoDaddy Inc. 2024 Employee Stock Purchase Plan	8-K	10.2	6/7/2024
10.11	Amendment No. 5 to Credit Agreement, including as Annex A, the Second Amended and Restated Credit Agreement, dated as of February 15, 2017, among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, Inc., the lenders party thereto and Barclays Bank PLC	8-K	10.1	2/16/2017
10.12	Technical Amendment to Second Amended and Restated Credit Agreement, among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, Inc., the lending institutions from time to time party thereto and Barclays Bank PLC, dated as of May 24, 2017	8-K	10.1	5/26/2017
10.13	Amendment No. 1 to Second Amended and Restated Credit Agreement, among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, Inc., the lending institutions from time to time party thereto and Barclays Bank PLC, dated as of November 22, 2017	8-K	10.1	11/22/2017
10.14	Joinder and Amendment to Second Amended and Restated Credit Agreement, among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, Inc., the guarantors party thereto, the lenders party thereto and Barclays Bank PLC, dated as of June 4, 2019	8-K	10.1	6/7/2019

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
10.15	Amendment No. 3 to Second Amended and Restated Credit Agreement, among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, Inc., the lending institutions from time to time party thereto and Barclays Bank PLC, effective as of October 3, 2019	8-K	10.1	10/4/2019
10.16	Joinder and Fourth Amendment to Second Amended and Restated Credit Agreement, among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, Inc., the guarantors party thereto, the lenders party thereto and Barclays Bank PLC, effective as of August 10, 2020	8-K	10.1	8/13/2020
10.17	Fifth Amendment to Second Amended and Restated Credit Agreement, among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, Inc., the lending institutions from time to time party thereto and Barclays Bank PLC, effective as of March 8, 2021	8-K	10.1	3/11/2021
10.18	Joinder and Sixth Amendment to Second Amended and Restated Credit Agreement, among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, LLC, the lending institutions from time to time party thereto, Barclays Bank PLC and Royal Bank of Canada, effective as of November 10, 2022	8-K	10.1	11/10/2022
10.19	Seventh Amendment to Second Amended and Restated Credit Agreement, among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, LLC, the lending institutions from time to time party thereto and Royal Bank of Canada, effective as of May 5, 2023	8-K	10.1	5/5/2023
10.20	Eighth Amendment to Second Amended and Restated Credit Agreement, among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, LLC, the lending institutions from time to time party thereto and Royal Bank of Canada, effective as of July 19, 2023	8-K	10.1	7/19/2023
10.21	Ninth Amendment to Second Amended and Restated Credit Agreement, among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, LLC, the lending institutions from time to time party thereto and Royal Bank of Canada, effective as of August 15, 2023	10-Q	10.2	11/3/2023
10.22	Tenth Amendment to Second Amended and Restated Credit Agreement, among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, LLC, the lending institutions from time to time party thereto and Royal Bank of Canada, effective as of January 22, 2024	8-K	10.1	1/23/2024
10.23	Eleventh Amendment to Second Amended and Restated Credit Agreement by and among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, LLC, the lending institutions from time to time party thereto and Royal Bank of Canada, effective as of May 31, 2024	8-K	10.1	5/31/2024
10.24	Twelfth Amendment to Second Amended and Restated Credit Agreement, among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, LLC, the lending institutions from time to time party thereto and Royal Bank of Canada, effective as of December 16, 2024	8-K	10.1	12/16/2024
10.25+	Form of Indemnification Agreement between GoDaddy Inc. and its directors and officers	8-K	10.1	6/27/2024
10.26+	Form of Change in Control and Severance Agreement	8-K	10.3	5/5/2021
10.27+	Executive Incentive Compensation Plan	S-1/A	10.22	2/24/2015
10.28+	Employment Agreement, dated as of September 4, 2019, by and among GoDaddy.com, LLC, GoDaddy Inc., Desert Newco, LLC and Aman Bhutani	10-Q	10.2	11/7/2019
10.29+	Offer Letter between GoDaddy.com, LLC and Mark McCaffrey, dated May 1, 2021	8-K	10.1	5/5/2021
10.30+***	Employment Agreement between Go Daddy Singapore Pte. Ltd. and Roger Chen, dated July 1, 2022	8-K	10.1	7/8/2022
10.31+	Offer Letter between GoDaddy.com, LLC, GoDaddy Inc. and Jared Sine, dated February 8, 2024	8-K	10.1	2/8/2024
10.32+	Change in Control and Severance Agreement between GoDaddy.com, LLC, GoDaddy Inc. and Jared Sine	8-K	10.2	2/8/2024
10.33+	Offer Letter between GoDaddy.com, LLC, GoDaddy Inc. and Phontip Palitwanon, dated November 6, 2024	8-K	10.1	11/8/2024
10.34	Form of GoDaddy California Onboarding Agreement	8-K	10.2	11/8/2024
19.1	GoDaddy Inc. Insider Trading Policy	10-K	19.1	2/20/2025
21.1*	Subsidiaries of GoDaddy Inc.
23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	97.1	2/29/2024
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	The certifications attached as Exhibit 32.1 accompanying this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of GoDaddy Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
***	Certain provisions or terms of the agreement have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. GoDaddy Inc. agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GODADDY INC.

Date:	February 24, 2026	/s/ Aman Bhutani
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Aman Bhutani	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2026
Aman Bhutani
/s/ Mark McCaffrey	Chief Financial Officer (Principal Financial Officer)	February 24, 2026
Mark McCaffrey
/s/ Phontip Palitwanon	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2026
Phontip Palitwanon
/s/ Brian H. Sharples	Chairman of the Board of Directors	February 24, 2026
Brian H. Sharples
/s/ Herald Y. Chen	Director	February 24, 2026
Herald Y. Chen
/s/ Caroline F. Donahue	Director	February 24, 2026
Caroline F. Donahue
/s/ Mark Garrett	Director	February 24, 2026
Mark Garrett
/s/ Leah Sweet	Director	February 24, 2026
Leah Sweet
/s/ Graham Smith	Director	February 24, 2026
Graham Smith
/s/ Srini Tallapragada	Director	February 24, 2026
Srini Tallapragada
/s/ Sigal Zarmi	Director	February 24, 2026
Sigal Zarmi