Form 10-Q
period 2026-03-31
GoDaddy Inc.
filed 2026-05-01
CIK 1609711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                         ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒
As of April 24, 2026, there were 132,409,847 shares outstanding of GoDaddy Inc.'s Class A common stock, $0.001 par value per share.

GoDaddy Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2026

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
•our ability to deploy new and evolving technologies, such as artificial intelligence, generative and artificial intelligence, machine learning, and similar tools (collectively, AI) in our offerings;
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
•our beliefs and objectives for future operations;
•our ability to stay in compliance with laws, rules and regulations currently applicable to, or which may become applicable to, our business both in the United States (U.S.) and internationally;
•economic and industry trends or trend analysis;
ii

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
iii

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
GoDaddy Inc.
Consolidated Balance Sheets
(In millions, except shares in thousands and per share amounts)

	March 31,	December 31,
	2026	2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,261.7	$1,080.9
Accounts and other receivables	85.3	83.1
Registry deposits	41.9	43.9
Prepaid domain name registry fees	528.3	512.2
Prepaid expenses and other current assets	136.1	120.8
Total current assets	2,053.3	1,840.9
Property and equipment, net	142.2	145.4
Operating lease assets	50.0	41.9
Prepaid domain name registry fees, net of current portion	246.9	241.2
Goodwill	3,614.2	3,633.3
Intangible assets, net	970.6	986.3
Deferred tax assets	983.4	1,052.6
Other assets	93.8	93.3
Total assets	$8,154.4	$8,034.9
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$94.4	$67.5
Accrued expenses and other current liabilities	462.1	528.7
Deferred revenue	2,486.5	2,384.2
Long-term debt	15.1	15.1
Total current liabilities	3,058.1	2,995.5
Deferred revenue, net of current portion	964.1	934.9
Long-term debt, net of current portion	3,762.5	3,765.2
Operating lease liabilities, net of current portion	70.5	62.0
Other long-term liabilities	61.9	62.2
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value - 50,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value - 1,000,000 shares authorized;132,658 and 134,737 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	0.1	0.1
Additional paid-in capital	3,053.4	2,975.2
Accumulated deficit	(2,856.5)	(2,789.4)
Accumulated other comprehensive income	40.3	29.2
Total stockholders' equity	237.3	215.1
Total liabilities and stockholders' equity	$8,154.4	$8,034.9
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Operations (unaudited)
(In millions, except shares in thousands and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue:
Applications and Commerce	$498.2	$446.4
Core Platform	768.7	747.9
Total revenue	1,266.9	1,194.3
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	459.1	440.5
Technology and development	213.2	205.3
Marketing and advertising	92.3	100.1
Customer care	74.4	71.1
General and administrative	91.0	97.1
Restructuring and other	2.2	2.1
Depreciation and amortization	24.2	30.8
Total costs and operating expenses	956.4	947.0
Operating income	310.5	247.3
Interest expense	(37.8)	(37.2)
Other income (expense), net	9.2	9.9
Income before income taxes	281.9	220.0
Provision for income taxes	(67.3)	(0.5)
Net income	$214.6	$219.5
Net income per share of Class A common stock:
Basic	$1.61	$1.55
Diluted	$1.60	$1.51
Weighted-average shares of Class A common stock outstanding:
Basic	133,626	141,684
Diluted	134,289	145,173
___________________________
(1) Costs and operating expenses include equity-based compensation expense as follows:
Cost of revenue	$0.3	$0.3
Technology and development	39.0	41.2
Marketing and advertising	6.5	8.2
Customer care	4.9	5.1
General and administrative	24.6	25.6
Total equity-based compensation expense	$75.3	$80.4
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	Three Months Ended March 31,
	2026	2025
Net income	$214.6	$219.5
Foreign exchange forward contracts gain (loss), net(1)	8.5	(15.0)
Unrealized swap gain (loss), net(1)	1.7	(15.7)
Change in foreign currency translation adjustment(1)	0.9	0.8
Comprehensive income	$225.7	$189.6
___________________________
(1) Amounts are net of the provision (benefit) for income taxes reflected below:
Foreign exchange forward contracts gain (loss), net	$2.6	$(4.5)
Unrealized swap gain (loss), net	$0.4	$(4.8)
Foreign currency translation adjustment (net investment hedges)	$3.1	$(5.6)
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Stockholders' Equity (Deficit) (unaudited)
(In millions, except shares in thousands)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 31, 2025	134,737	$0.1	$2,975.2	$(2,789.4)	$29.2	$215.1
Net income	—	—	—	214.6	—	214.6
Equity-based compensation, including amounts capitalized	—	—	75.9	—	—	75.9
Repurchases of Class A common stock(1)	(2,952)	—	—	(281.7)	—	(281.7)
Impact of derivatives, net	—	—	—	—	10.2	10.2
Change in foreign currency translation adjustment	—	—	—	—	0.9	0.9
Vesting of restricted stock units and other	873	—	2.3		—	2.3
Balance at March 31, 2026	132,658	$0.1	$3,053.4	$(2,856.5)	$40.3	$237.3
_________________________________
(1)Includes a 1% excise tax expense (benefit) on shares repurchased, net of the fair market value of new share issuances, of $2.0 million for the three months ended March 31, 2026.

GoDaddy Inc.
Consolidated Statements of Stockholders' Equity (Deficit) (unaudited) (continued)
(In millions, except shares in thousands)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2024	141,208	$0.1	$2,611.8	$(2,052.3)	$132.5	$692.1
Net income	—	—	—	219.5	—	219.5
Equity-based compensation, including amounts capitalized	—	—	80.9	—	—	80.9
Repurchases of Class A common stock(1)(2)	—	—	—	(765.1)	—	(765.1)
Impact of derivatives, net	—	—	—	—	(30.7)	(30.7)
Change in foreign currency translation adjustment	—	—	—	—	0.8	0.8
Vesting of restricted stock units and other	1,223	—	2.3	(0.1)	—	2.2
Balance at March 31, 2025	142,431	$0.1	$2,695.0	$(2,598.0)	$102.6	$199.7
_________________________________
(1)Includes a 1% excise tax expense (benefit) on shares repurchased, net of the fair market value of new share issuances, of $(2.3) million for the three months ended March 31, 2025.
(2)Includes $767.4 million of upfront payments to repurchase shares of our Class A common stock in conjunction with two accelerated share repurchase agreements (ASRs).

GoDaddy Inc.
Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net income	$214.6	$219.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24.2	30.8
Equity-based compensation	75.3	80.4
Deferred taxes	62.2	34.9
Other	4.4	14.1
Changes in operating assets and liabilities:
Prepaid domain name registry fees	(22.2)	(31.5)
Accounts payable	27.1	(19.1)
Accrued expenses and other current liabilities	(32.3)	(18.0)
Deferred revenue	133.0	156.5
Other operating assets and liabilities	(14.8)	(62.9)
Net cash provided by operating activities	471.5	404.7
Investing activities
Purchases of property and equipment	(4.6)	(3.6)
Net cash used in investing activities	(4.6)	(3.6)
Financing activities
Repurchases of Class A common stock	(280.5)	(767.4)
Other financing activities	(4.7)	(4.8)
Net cash used in financing activities	(285.2)	(772.2)
Effect of exchange rate changes on cash and cash equivalents	(0.9)	1.5
Net increase (decrease) in cash and cash equivalents	180.8	(369.6)
Cash and cash equivalents, beginning of period	1,080.9	1,089.0
Cash and cash equivalents, end of period	$1,261.7	$719.4
Cash paid during the period for:
Interest on long-term debt, including impact of interest rate swaps	$33.3	$32.9
Income taxes, net of refunds received	$7.7	$2.4
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except shares in thousands and per share amounts)
1.    Organization and Background
Description of Business
We deliver simple, easy-to-use cloud-based solutions, outcome-driven, personalized guidance in a one-stop shop solution with ease and access to our payment solutions. Our solutions, tools and services, including our AI-powered platform Airo®, enable our customers to establish a digital presence, connect with their customers and manage their presence.
Basis of Presentation
Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and include our accounts and the accounts of our subsidiaries. All material intercompany accounts and transactions have been eliminated.
Our interim financial statements are unaudited and, in our opinion, include all adjustments of a normal recurring nature necessary for the fair presentation of the periods presented. The results for interim periods are not necessarily indicative of the results to be expected for any subsequent period or for the year ending December 31, 2026.
These financial statements should be read in conjunction with our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the 2025 Form 10-K).
Prior Period Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on our previously reported balance sheets, net income net cash flows or total stockholders' equity.
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
2.    Summary of Significant Accounting Policies
Equity Investments
We hold investments in privately held equity securities, which are recorded in other assets, with a carrying value of $58.8 million as of March 31, 2026 and December 31, 2025.
Revenue Recognition
Disaggregated Revenue
Revenue by major product type was as follows:

	Three Months Ended March 31,
	2026	2025
Applications and Commerce	$498.2	$446.4
Core Platform: domains	586.2	561.9
Core Platform: other	182.5	186.0
	$1,266.9	$1,194.3
No single customer represented over 10% of our total revenue for any period presented.
Revenue by geography is based on the customer's billing address and was as follows:

	Three Months Ended March 31,
	2026	2025
U.S.	$851.0	$805.5
International	415.9	388.8
	$1,266.9	$1,194.3
No country outside the U.S. represented more than 10% of total revenue in any period presented.
See Note 7 for information regarding our deferred revenue.
Assets Recognized from Contract Costs
Fees paid to various registries at the inception of a domain registration or renewal represent costs to fulfill a contract. We capitalize and amortize these prepaid domain name registry fees to cost of revenue consistent with the pattern of transfer of the product to which the assets relate. Amortization expense of such assets was $209.2 million and $201.8 million for the three months ended March 31, 2026 and 2025, respectively.
We have no other material capitalized contract costs.

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
The following tables set forth our material assets and liabilities measured and recorded at fair value on a recurring basis:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Commercial paper	$—	$164.1	$—	$164.1
Time deposits	150.0	—	—	150.0
Notice deposits	300.0	—	—	300.0
Derivative assets	—	57.3	—	57.3
Total assets	$450.0	$221.4	$—	$671.4
Liabilities:
Derivative liabilities	$—	$102.7	$—	$102.7

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Commercial paper	$—	$208.9	$—	$208.9
Time deposits	100.0	—	—	100.0
Notice deposits	250.0	—	—	250.0
Derivative assets	—	49.2	—	49.2
Total assets	$350.0	$258.1	$—	$608.1
Liabilities:
Derivative liabilities	$—	$136.0	$—	$136.0
We have no other material assets or liabilities measured at fair value on a recurring basis.
Recent Accounting Pronouncements
There have been no material changes to recent accounting pronouncements from those disclosed in our 2025 Form 10-K.

3.    Goodwill and Intangible Assets
The following table summarizes changes in our goodwill balance by segment:

	A&C	Core	Total
Balance at December 31, 2025	$1,541.1	$2,092.2	$3,633.3
Impact of foreign currency translation	(8.0)	(11.1)	(19.1)
Balance at March 31, 2026	$1,533.1	$2,081.1	$3,614.2

Intangible assets, net are summarized as follows:

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	216.6	n/a	216.6
Contractual-based assets	292.7	n/a	292.7
Finite-lived intangible assets:
Customer-related	424.2	$(421.9)	2.3
Developed technology	234.3	(233.5)	0.8
Trade names and other	99.0	(85.8)	13.2
	$1,711.8	$(741.2)	$970.6

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	217.4	n/a	217.4
Contractual-based assets	292.7	n/a	292.7
Finite-lived intangible assets:
Customer-related	430.5	$(417.5)	13.0
Developed technology	241.2	(238.8)	2.4
Trade names and other	100.3	(84.5)	15.8
	$1,727.1	$(740.8)	$986.3
Amortization expense was $14.8 million and $18.9 million for the three months ended March 31, 2026 and 2025. As of March 31, 2026, the weighted-average remaining amortization period was 23 months for total amortizable intangible assets, 26 months for trade names and other, 15 months for customer-related, and 3 months for developed technology.
Based on the balance of finite-lived intangible assets as of March 31, 2026, expected future amortization expense is as follows:

Year Ending December 31:
2026 (remainder of)	$8.9
2027	4.3
2028	1.9
2029	1.2
$16.3

4.    Stockholders' Equity
Share Repurchases
In April 2025, our board approved the repurchase of up to $3.0 billion of our Class A common stock through the end of 2027. Shares may be repurchased in open market purchases, block transactions and privately negotiated transactions, in accordance with applicable federal securities laws. This authorization does not obligate us to make any repurchases and may be modified, suspended or terminated by us at any time without prior notice. During the three months ended March 31, 2026, we repurchased a total of approximately 3.0 million shares of our Class A common stock, which were retired upon repurchase, for an aggregate purchase price of $279.7 million. As of March 31, 2026, we had $1,885.5 million remaining authorization available for share repurchases.
5.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2026	December 31, 2025
Derivative assets	$57.3	$49.2
Prepaid software and maintenance expenses	44.7	36.8
Usage-based prepaid expenses(1)	15.8	16.4
Other	18.3	18.4
	$136.1	$120.8
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
We have not granted stock options since 2020, and as of March 31, 2026, there were 313 unexercised options outstanding.

The following table summarizes stock award activity:

Number of Shares of Class A Common Stock (#)
Outstanding at December 31, 2025	3,064
Granted: RSUs	2,546
Granted: TSR-based PSUs	255
TSR-based PSU achievement above target	47
Vested	(839)
Forfeited	(108)
Outstanding at March 31, 2026(1)	4,965
_________________________________
(1)The balance of outstanding awards consisted of the following:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Grant- Date Fair Value Per Share ($)
RSUs	4,394	112.61
TSR-based PSUs	571	163.71
Outstanding at March 31, 2026	4,965
As of March 31, 2026, total unrecognized compensation expense related to non-vested equity grants was $456.0 million with an expected remaining weighted-average recognition period of 2.4 years.
7.    Deferred Revenue
Deferred revenue consisted of the following:

	March 31, 2026	December 31, 2025
Current:
Applications and Commerce	$928.6	$875.2
Core Platform	1,557.9	1,509.0
	$2,486.5	$2,384.2
Noncurrent:
Applications and Commerce	$224.3	$217.8
Core Platform	739.8	717.1
	$964.1	$934.9
The increase in deferred revenue is primarily driven by payments received in advance of satisfying our performance obligations, offset by $931.0 million of revenue recognized during the three months ended March 31, 2026 that was included in the deferred revenue balance as of December 31, 2025. Deferred revenue as of March 31, 2026 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are expected to be satisfied, as follows:

	Remainder of 2026	2027	2028	2029	2030	Thereafter	Total

Applications and Commerce	$825.2	$235.9	$70.9	$12.7	$5.0	$3.2	$1,152.9
Core Platform	1,340.9	565.9	186.3	83.7	48.1	72.8	2,297.7
	$2,166.1	$801.8	$257.2	$96.4	$53.1	$76.0	$3,450.6

8.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Derivative liabilities	$102.7	$136.0
Accrued payroll and employee benefits	97.4	135.9
Tax-related accruals	89.2	84.6
Accrued hosting and software licenses	34.6	34.1
Accrued legal and professional	28.6	32.1
Accrued marketing and advertising expenses	19.2	16.2
Other	90.4	89.8
	$462.1	$528.7
9.    Long-Term Debt
Long-term debt consisted of the following:

	Maturity Date	March 31, 2026	December 31, 2025
2029 Term Loans (effective interest rate of 6.0% at March 31, 2026 and 6.6% at December 31, 2025)	November 10, 2029	$1,440.6	$1,444.2
2031 Term Loans (effective interest rate of 5.6% at March 31, 2026 and 6.2% at December 31, 2025)	May 31, 2031	982.5	985.0
2027 Senior Notes (effective interest rate of 5.5% at March 31, 2026 and 5.5% at December 31, 2025)	December 1, 2027	600.0	600.0
2029 Senior Notes (effective interest rate of 3.7% at March 31, 2026 and 3.6% at December 31, 2025)	March 1, 2029	800.0	800.0
Revolver	November 10, 2027	—	—
Total		3,823.1	3,829.2
Less: unamortized original issue discount and debt issuance costs(1)		(45.5)	(48.9)
Less: current portion of long-term debt		(15.1)	(15.1)
		$3,762.5	$3,765.2
_________________________________
(1)Original issue discount and debt issuance costs are amortized to interest expense over the life of the related debt instruments using the interest method.
Credit Facility
As described in our 2025 Form 10-K, our secured credit agreement (the Credit Facility) includes two tranches of term loans (the 2029 Term Loans and the 2031 Term Loans). A portion of the term loans is hedged by interest rate swap agreements, as discussed in Note 10.
The borrowing capacity under our Revolver is $1.0 billion, which is reduced by any outstanding letters of credit. As of March 31, 2026, we had $998.6 million available for borrowing under the Revolver.
Senior Notes
As described in our 2025 Form 10-K, we have completed two offerings of senior notes (the Senior Notes), the 2027 Senior Notes due in 2027 and the 2029 Senior Notes due in 2029.

Fair Value
The estimated fair values of our long-term debt instruments are based on observable market prices for these instruments, which are traded in less active markets and therefore classified as Level 2 fair value measurements, and were as follows as of March 31, 2026:

2029 Term Loans	$1,422.5
2031 Term Loans	$964.1
2027 Senior Notes	$598.3
2029 Senior Notes	$745.5
Future Debt Maturities
Aggregate principal payments, exclusive of any unamortized original issue discount and debt issuance costs, due on long-term debt as of March 31, 2026 were as follows:

Year Ending December 31:
2026 (remainder of)	$18.5
2027	624.6
2028	24.6
2029	2,210.3
2030	10.0
Thereafter	935.1
$3,823.1
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

The following table summarizes our outstanding derivative instruments on a gross basis, all of which are considered Level 2 financial instruments:

	Notional Amount		Fair Value of Derivative Assets(2)		Fair Value of Derivative Liabilities(2)
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Cash flow hedges:
Foreign exchange forward contracts	$1,046.5	$1,064.2	$7.2	$0.7	$13.1	$22.6
Cross-currency swaps(1)	572.8	584.1	—	—	39.3	49.7
Interest rate swaps	1,913.0	1,918.2	50.1	48.5	—	—
Net investment hedges:
Cross-currency swaps(1)	734.2	748.6	—	—	50.3	63.7
Total hedges	$4,266.5	$4,315.1	$57.3	$49.2	$102.7	$136.0
_________________________________
(1)The notional values of the cross-currency swaps have been translated from Euros to U.S. dollars at the foreign currency rates in effect of approximately 1.16 and 1.17 as of March 31, 2026 and December 31, 2025, respectively.
(2)In our balance sheets, all derivative assets are recorded within prepaid expenses and other current assets and all derivative liabilities are recorded within accrued expenses and other current liabilities.
The following table summarizes the effect of our hedging relationships on accumulated other comprehensive income (AOCI):

	Unrealized Gains (Losses) Recognized in Other Comprehensive Income
	Three Months Ended
	March 31, 2026	March 31, 2025
Cash flow hedges:
Foreign exchange forward contracts(1)	$11.1	$(19.5)
Cross-currency swaps	0.8	4.7
Interest rate swaps	1.3	(25.2)
Net investment hedges:
Cross-currency swaps	13.2	(23.7)
Total hedges	$26.4	$(63.7)
_________________________________
(1)Amounts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.

The following table summarizes the locations and amounts of gains (losses) recognized within earnings related to our hedging relationships:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Cash flow hedges:
Foreign exchange forward contracts:
Reclassified from AOCI into income	$(2.4)	$—	$—	$1.3	$—	$—
Cross-currency swaps:
Reclassified from AOCI into income(1)	—	2.0	9.7	—	2.4	(23.3)
Interest rate swaps:
Reclassified from AOCI into income	—	9.6	—	—	12.8	—
Net investment hedges:
Cross-currency swaps:
Reclassified from AOCI into income	—	2.6	—	—	3.2	—
Total hedges	$(2.4)	$14.2	$9.7	$1.3	$18.4	$(23.3)
_________________________________
(1)The amounts reflected in other income (expense), net include $(9.9) million and $23.3 million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by the cross-currency swap during the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026, we estimate that $49.9 million of net deferred gains related to our designated hedges will be recognized in earnings over the next 12 months. No amounts have been excluded from our hedge effectiveness testing.
Risk Management Strategies
There have been no material changes in the risk management strategies associated with our derivatives from those disclosed in the 2025 Form 10-K.
11.    Commitments and Contingencies
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
There have been no material changes outside of the ordinary course of business to our known contractual obligations, which were included in Note 12 of Item 8 of our 2025 Form 10-K.
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
Our accrual for estimated indirect tax liabilities was $31.8 million and $31.0 million as of March 31, 2026 and December 31, 2025, respectively, reflecting our best estimate of the probable liability based on an analysis of our business activities, revenues subject to indirect taxes and applicable regulations. Although we believe our indirect tax estimates and associated liabilities are reasonable, the final determination of indirect tax audits, litigation or settlements could be materially different than the amounts established for indirect tax contingencies.
12.    Income Taxes
Our effective tax rate for the three months ended March 31, 2026 is 23.9%, which differs from the U.S. federal statutory rate primarily due to state income taxes and nondeductible executive compensation, partially offset by benefits from U.S. research and development tax credits.
We monitor the realizability of our deferred tax assets (DTAs) considering all relevant factors at each reporting period. As of March 31, 2026, based on the relevant weight of positive and negative evidence, including our ability to forecast future operating results, historical tax losses and our ability to utilize DTAs within the requisite carryforward periods, we do not maintain a valuation allowance on the majority of our U.S. federal and state DTAs. We maintain valuation allowances on certain U.S., state and foreign carry forwards as we concluded they are not more likely than not to be realized.
Uncertain Tax Positions
The total amount of gross unrecognized tax benefits was $178.5 million as of March 31, 2026, of which $115.0 million, if fully recognized, would decrease our effective tax rate. Although we believe the amounts reflected in our tax returns substantially comply with applicable U.S. federal, state and foreign tax regulations, the respective taxing authorities may take contrary positions based on their interpretation of the law. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision or benefit for income taxes in the period in which a final determination is made.
13.    Income Per Share
Basic income per share is computed by dividing net income by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted income per share is computed giving effect to all potentially dilutive shares unless their effect is antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted income per share is as follows:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$214.6	$219.5
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	133,626	141,684
Effect of dilutive securities:
Stock options	108	408
RSUs, PSUs and employee stock purchase plan shares	555	3,081
Weighted-average shares of Class A common stock outstanding—diluted	134,289	145,173

Net income per share of Class A common stock—basic	$1.61	$1.55
Net income per share of Class A common stock—diluted	$1.60	$1.51

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted income per share because the effect of including such potentially dilutive shares would have been antidilutive:

	Three Months Ended March 31,
	2026	2025
RSUs, PSUs and employee stock purchase plan shares	1,870	39
14.     Segment Information
We report our operating results through two reportable segments: A&C and Core.
Our chief operating decision maker (CODM), which, as of March 31, 2026, was our Chief Executive Officer, evaluates the performance of and allocates resources to our segments based on each segment's revenue and earnings before interest, taxes, depreciation and amortization (Segment EBITDA). Segment EBITDA is evaluated on a monthly basis by the CODM by monitoring actual results versus the annual plan. This comparison is performed to make strategic decisions regarding segment profitability, resource allocation, pricing strategies and cost optimization. Segment EBITDA is defined as segment revenues less costs and operating expenses, excluding depreciation and amortization, interest expense (net), provision or benefit for income taxes, equity-based compensation expense, acquisition-related costs, restructuring-related expenses and certain other items. We believe Segment EBITDA serves as a measure that assists our CODM and our investors in comparing our segments' performance on a consistent basis.
Our CODM does not use assets by segment to evaluate performance or allocate resources; therefore, we do not provide disclosure of assets by segment. See Note 2 for revenue disaggregated by geography.
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

The following table presents our segment information for the periods indicated:

	Three Months Ended March 31,
	2026	2025

A&C
Revenue	$498.2	$446.4
Other segment items(1)	(273.0)	(249.5)
Segment EBITDA	225.2	196.9
Core
Revenue	768.7	747.9
Other segment items(2)	(515.2)	(512.6)
Segment EBITDA	253.5	235.3

Total revenue	1,266.9	1,194.3
Total other segment items	(788.2)	(762.1)
Total Segment EBITDA	478.7	432.2
Unallocated corporate overhead	(65.2)	(67.8)
Depreciation and amortization	(24.2)	(30.8)
Equity-based compensation expense	(75.3)	(80.4)
Interest expense, net of interest income	(28.2)	(27.6)
Restructuring and other(3)	(3.9)	(5.6)
Income before income taxes	281.9	220.0
Provision for income taxes	(67.3)	(0.5)
Net income	$214.6	$219.5
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

15.    Accumulated Other Comprehensive Income (Loss)
The following table presents AOCI activity in equity:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Total AOCI
Balance as of December 31, 2025	$(89.2)	$118.4	$29.2
Other comprehensive income (loss) before reclassifications	0.9	(11.3)	(10.4)
Amounts reclassified from AOCI	—	21.5	21.5
Other comprehensive income	0.9	10.2	11.1
Balance as of March 31, 2026	$(88.3)	$128.6	$40.3

Balance as of December 31, 2024	$(67.7)	$200.2	$132.5
Other comprehensive income (loss) before reclassifications	0.8	(27.1)	(26.3)
Amounts reclassified from AOCI	—	(3.6)	(3.6)
Other comprehensive income (loss)	0.8	(30.7)	(29.9)
Balance as of March 31, 2025	$(66.9)	$169.5	$102.6
________________________________
(1)Amounts shown for our foreign exchange forward contracts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI. See Note 10 for the effect on net income of amounts reclassified from AOCI related to our hedging relationships.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included in this Quarterly Report as well as our audited financial statements and related notes and the discussions and analysis in the section titled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2025 Form 10-K. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategies for our business, includes forward-looking statements involving significant risks and uncertainties. As a result of many factors, such as those set forth in "Risk Factors," actual results may differ materially from the results described in, or implied by, these forward-looking statements.
(Throughout the tables and this discussion and analysis, dollars are in millions, excluding average revenue per user (ARPU), and shares are in thousands.)
Overview
We serve a large market of entrepreneurs through the development and delivery of easy-to-use products in a one-stop shop solution backed by trusted, proactive, informed and personalized guidance. We serve small businesses, individuals, organizations, developers, designers and domain investors. We manage and report our business in the following two segments:
•Applications and Commerce (A&C), which primarily consists of sales of products containing our proprietary software, notably our website building products, as well as our proprietary commerce solutions and third-party email and productivity solutions and sales of certain products when they are included in bundled offerings of our proprietary software products.
•Core Platform (Core), which primarily consists of sales of domain registrations and renewals, aftermarket domain sales, domain protection, website hosting products and website security products when not included in bundled offerings of our proprietary software products as well as sales of products not containing a software component.
Consolidated First Quarter Financial Highlights
Below are our key consolidated financial highlights for the three months ended March 31, 2026, with comparisons to the three months ended March 31, 2025.
•Total revenue of $1,266.9 million, an increase of 6.1%, or approximately 5.6% on a constant currency basis(1).
•International revenue of $415.9 million, an increase of 7.0%, or approximately 5.5% on a constant currency basis(1).
•Total bookings of $1,455.3 million, an increase of 2.7%, or 1.7% on a constant currency basis(1).
•Operating income of $310.5 million, an increase of 25.6%.
•Net income of $214.6 million, a decrease of 2.2%(2).
•Normalized EBITDA(3) of $413.5 million, an increase of 13.5%.
•Net cash provided by operating activities of $471.5 million, an increase of 16.5%.
(1) Discussion of constant currency is set forth in "Quantitative and Qualitative Disclosures about Market Risk".
(2) Net income for the three months ended March 31, 2025 included a one-time benefit for the recognition of an uncertain tax position of $34.6 million.
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

	Three Months Ended March 31,
	2026		2025
	$	% of Total Revenue	$	% of Total Revenue

Revenue:
Applications and Commerce	$498.2	39.3%	$446.4	37.4%
Core Platform	768.7	60.7%	747.9	62.6%
Total revenue	1,266.9	100.0%	1,194.3	100.0%
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	459.1	36.2%	440.5	36.9%
Technology and development	213.2	16.8%	205.3	17.2%
Marketing and advertising	92.3	7.3%	100.1	8.4%
Customer care	74.4	5.9%	71.1	5.9%
General and administrative	91.0	7.2%	97.1	8.1%
Restructuring and other	2.2	0.2%	2.1	0.2%
Depreciation and amortization	24.2	1.9%	30.8	2.6%
Total costs and operating expenses	956.4	75.5%	947.0	79.3%
Operating income	310.5	24.5%	247.3	20.7%
Interest expense	(37.8)	(3.0)%	(37.2)	(3.1)%
Other income (expense), net	9.2	0.8%	9.9	0.8%
Income before income taxes	281.9	22.3%	220.0	18.4%
Provision for income taxes	(67.3)	(5.4)%	(0.5)	—%
Net income	$214.6	16.9%	$219.5	18.4%

Non-GAAP Financial Measures, Operating Metrics and Business Metrics
In addition to our results determined in accordance with GAAP, we believe that the following non-GAAP financial measures, operating metrics and business metrics may be useful as supplements in evaluating our ongoing operational performance:

	Three Months Ended March 31,
	2026	2025
Normalized EBITDA	$413.5	$364.4
Annualized recurring revenue	$4,288.4	$4,053.8
Total bookings	$1,455.3	$1,417.0
ARPU	$246	$225

	March 31, 2026	December 31, 2025
Total customers at period end (in thousands)	20,435	20,422
Domains under management (in thousands)	81,391	80,793
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

Reconciliation of NEBITDA
The following table reconciles NEBITDA to net income, its most directly comparable GAAP financial measure:

	Three Months Ended March 31,
	2026	2025
Net income	$214.6	$219.5
Depreciation and amortization	24.2	30.8
Equity-based compensation expense	75.3	80.4
Interest expense, net of interest income	28.2	27.6
Restructuring and other(1)	3.9	5.6
Provision for income taxes	67.3	0.5
NEBITDA	$413.5	$364.4
_________________________________
(1)In addition to the restructuring and other in our statements of operations, other charges are primarily composed of lease-related expenses associated with closed facilities, charges related to certain legal matters, expenses incurred in relation to the refinancing of our long-term debt, acquisition-related expenses, and incremental expenses associated with certain professional services.

Constant Currency
The following table provides a reconciliation of constant currency:

Three Months Ended March 31, 2026
Revenue	$1,266.9
Constant currency adjustment	(5.8)
Constant currency revenue	$1,261.1
Revenue
We generate the majority of our revenue from sales of product subscriptions, as described in our 2025 Form 10-K. Our subscriptions can range from monthly terms to multi-annual terms of up to ten years, depending on the product. Revenue is presented net of refunds, and we maintain a reserve to provide for refunds granted to customers.

	Three Months Ended March 31,		Change
	2026	2025	$	%
Applications and Commerce	$498.2	$446.4	$51.8	11.6%
Core Platform	768.7	747.9	20.8	2.8
Total revenue	$1,266.9	$1,194.3	$72.6	6.1%
Total revenue increased 6.1% for the three months ended March 31, 2026 due to the increases in our A&C and Core revenues, as described below:
A&C
The $51.8 million, or 11.6%, increase in A&C revenue for the three months ended March 31, 2026 was due to continued customer adoption of our subscription-based products.

Core
The $20.8 million, or 2.8%, increase in Core revenue for the three months ended March 31, 2026 was driven by $22.9 million growth in primary domain registrations and add-on revenues.
Bookings
The following table presents our total bookings for the periods indicated:

	Three Months Ended March 31,		Change
	2026	2025	$	%
Total bookings	$1,455.3	$1,417.0	$38.3	2.7%
The $38.3 million, or 2.7%, increase in total bookings for the three months ended March 31, 2026 was driven by continued customer adoption of our subscription-based A&C products.
Costs and Operating Expenses
Cost of revenue
Cost of revenue is primarily the direct costs we incur in connection with selling an incremental product to our customers. Substantially all cost primarily relates to domain registration fees, fees for third-party productivity applications, third-party commissions and payment processing fees. Similar to our billing practices, we pay domain costs at the time of purchase for the life of each subscription but recognize the costs of service ratably over the term of our customer contracts. The terms for domain costs are established by agreements between registries and registrars and can vary significantly depending on the top-level domain (TLD). We expect cost of revenue to increase in absolute dollars in future periods due to increased sales of domains and third-party productivity applications. However, cost of revenue may fluctuate as a percentage of total revenue, depending on the mix of products sold in a particular period.

	Three Months Ended March 31,		Change
	2026	2025	$	%
Cost of revenue (excluding depreciation and amortization)	$459.1	$440.5	$18.6	4.2%
The $18.6 million, or 4.2%, increase in cost of revenue for the three months ended March 31, 2026 was driven by the increases in revenue described above.

Technology and development
Technology and development expenses represent the costs associated with the creation, development and distribution of our products and services. These expenses primarily consist of personnel costs associated with the design, development, deployment, testing, operation and enhancement of our products, as well as costs associated with the operation of our data centers and systems infrastructure supporting those products, excluding depreciation expense. We expect technology and development expenses to decrease as a percentage of revenue following a period of investment in product development and migration toward a unified infrastructure platform.

	Three Months Ended March 31,		Change
	2026	2025	$	%

Technology and development	$213.2	$205.3	$7.9	3.8%
The $7.9 million, or 3.8%, increase in technology and development expenses for the three months ended March 31, 2026, was primarily attributable to a $4.5 million increase in public cloud cost as we continue to migrate to a cloud-based infrastructure.
Marketing and advertising
Marketing and advertising expenses represent the costs associated with attracting and acquiring customers, primarily consisting of fees paid to third parties for marketing and advertising campaigns across a variety of channels. These expenses also include personnel costs and affiliate program commissions. We expect marketing and advertising expenses to fluctuate in the future depending on both the mix of internal and external marketing resources used, the size and scope of our campaigns and the level of discretionary investments we make in marketing to drive sales and to promote awareness of our AI-native solutions, including Airo.

	Three Months Ended March 31,		Change
	2026	2025	$	%

Marketing and advertising	$92.3	$100.1	$(7.8)	(7.8)%
The $7.8 million, or 7.8%, decrease in marketing and advertising expenses for the three months ended March 31, 2026, was attributable to the timing of discretionary advertising spend.
Customer care
Customer care expenses represent the costs to guide and service our customers, primarily consisting of personnel costs. We expect customer care expenses to fluctuate depending on the methods of customer interaction utilized as well as the level of personnel required to support our business.

	Three Months Ended March 31,		Change
	2026	2025	$	%

Customer care	$74.4	$71.1	$3.3	4.6%
There was no material change in customer care expenses for the three months ended March 31, 2026.

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

	Three Months Ended March 31,		Change
	2026	2025	$	%

General and administrative	$91.0	$97.1	$(6.1)	(6.3)%
There was no material change in general and administrative expenses for the three months ended March 31, 2026.
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

	Three Months Ended March 31,		Change
	2026	2025	$	%

Depreciation and amortization	$24.2	$30.8	$(6.6)	(21.4)%
There was no material change in depreciation and amortization expenses for the three months ended March 31, 2026.
Interest expense

	Three Months Ended March 31,		Change
	2026	2025	$	%

Interest expense	$37.8	$37.2	$0.6	1.6%
There was no material change in interest expense for the three months ended March 31, 2026.
Other income (expense), net

	Three Months Ended March 31,		Change
	2026	2025	$	%

Other income (expense), net	$9.2	$9.9	$(0.7)	(7.1)%
There was no material change in other income (expense), net for the three months ended March 31, 2026.

Provision for income taxes

	Three Months Ended March 31,		Change
	2026	2025	$	%

Provision for income taxes	$(67.3)	$(0.5)	$(66.8)	NM
The $66.8 million increase in provision for income taxes for the three months ended March 31, 2026, was attributable to a one-time benefit for the recognition of an uncertain tax position of $34.6 million during the three months ended March 31, 2025 as well as an increase in income before income taxes.
Segment Results of Operations
Our two operating segments, A&C and Core, reflect the way we manage and evaluate the performance of our business. Our chief operating decision maker evaluates segment performance based upon several factors, of which the primary financial measures are revenue and Segment EBITDA, our segment measure of profitability. See Note 14 to our financial statements for a reconciliation of Segment EBITDA to net income, its most directly comparable GAAP financial measure.
Applications and Commerce
The following table presents the results for our A&C segment for the periods indicated:

	Three Months Ended March 31,		Change
	2026	2025	$	%/bps
Revenue	$498.2	$446.4	$51.8	11.6%
Segment EBITDA	$225.2	$196.9	$28.3	14.4%
Segment EBITDA Margin	45.2%	44.1%	n/a	110 bps
The $28.3 million, or 14.4%, increase in A&C Segment EBITDA for the three months ended March 31, 2026 was attributed to a $51.8 million increase in revenue as described above. This increase was partially offset by a $15.1 million increase in cost of revenue attributable to the increase in revenue.
Core Platform
The following table presents the results for our Core segment for the periods indicated:

	Three Months Ended March 31,		Change
	2026	2025	$	%/bps
Revenue	$768.7	$747.9	$20.8	2.8%
Segment EBITDA	$253.5	$235.3	$18.2	7.7%
Segment EBITDA Margin	33.0%	31.5%	n/a	150 bps
The $18.2 million, or 7.7%, increase in Core Segment EBITDA for the three months ended March 31, 2026 was attributed to a $20.8 million increase in revenue as described above.

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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025

Net cash provided by operating activities	$471.5	$404.7
Net cash used in investing activities	(4.6)	(3.6)
Net cash used in financing activities	(285.2)	(772.2)
Effect of exchange rate changes on cash and cash equivalents	(0.9)	1.5
Net increase (decrease) in cash and cash equivalents	$180.8	$(369.6)
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
Net cash provided by operating activities increased $66.8 million driven by an increase in bookings as well as working capital movements.
Investing Activities
Our investing activities generally consist of strategic investments, dispositions and purchases of property and equipment to support the overall growth of our business. We expect our investing cash flows to be affected by the timing of payments we make for capital expenditures.
There was no material change in net cash used in investing activities.

Financing Activities
Our financing activities generally consist of long-term debt borrowings, the repayment of principal on long-term debt, stock option exercises, employee stock purchase plan proceeds and share repurchases.
Net cash used in financing activities decreased $487.0 million driven by lower share repurchases.
Deferred Revenue
See Note 7 to our financial statements for details regarding the expected future recognition of deferred revenue.
Off-Balance Sheet Arrangements
There have been no material changes in our off-balance sheet arrangements as discussed in our 2025 Form 10-K.
Material Cash Requirements and Uses of Cash
Credit Facility and Senior Notes
Our long-term debt consists of our Credit Facility, which includes two tranches of term loans and a revolving credit facility, and our Senior Notes. See Note 9 to our financial statements for additional information regarding our long-term debt.
Our long-term debt agreements contain covenants restricting, among other things, our ability, or the ability of our subsidiaries, to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes including mergers and consolidations, sell assets, make restricted payments including dividends, distributions and investments, prepay junior indebtedness and engage in operations other than in connection with acting as a holding company, subject to customary exceptions. As of March 31, 2026, we were in compliance with all such covenants and had $998.6 million available for borrowing under the Revolver.
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
Share Repurchases
In April 2025, the board approved the repurchase of up to $3.0 billion of our Class A common stock through the end of 2027 as further discussed in Note 4 to the financial statements. During the three months ended March 31, 2026, we repurchased a total of approximately 3.0 million shares of our Class A common stock, which were retired upon repurchase, for an aggregate purchase price of $279.7 million.
Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with GAAP, and in doing so, we make estimates, assumptions and judgments affecting the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosure of contingent assets and liabilities. We base our estimates, assumptions and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances, and we evaluate these estimates, assumptions and judgments on an ongoing basis. Different assumptions and judgments could change the estimates used in the preparation of our financial statements, which, in turn, could change our results from those reported. We refer to estimates, assumptions and judgments of this type as our critical accounting policies and estimates, which we discussed in our 2025 Form 10-K. We review our critical accounting policies and estimates with the audit and risk committee of our board of directors on an annual basis.
There have been no material changes in our critical accounting policies from those disclosed in our 2025 Form 10-K.
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
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts may fail to meet their contractual obligations. To mitigate such counterparty credit risk, we enter into contracts only with carefully selected financial institutions based upon ongoing evaluations of their creditworthiness. As a result, we do not believe we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of March 31, 2026.
Foreign Currency Risk
We manage our exposure to changes in foreign currency exchange rates through the use of foreign exchange forward contracts and cross-currency swap contracts. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and cash equivalents.
Foreign Exchange Forward Contracts
A portion of our bookings, revenue and operating expenses is denominated in foreign currencies, which are subject to exchange rate fluctuations. Our most significant foreign currency exposures are the British pound, the Canadian dollar, the Euro, and the Australian dollar. Our reported bookings, revenues and operating results may be impacted by fluctuations in foreign currency exchange rates. Fluctuations in exchange rates may also cause us to recognize transaction gains and losses in our statements of operations; such amounts were not material during the current period. As we continue to maintain a strong international presence, our exposure to fluctuations in exchange rates will increase, which may increase the costs associated with this growth. We believe constant currency information is useful in analyzing underlying trends in our business by eliminating the impact of fluctuations in foreign currency exchange rates and allows for period-to-period comparisons of our performance. Constant currency is calculated by translating bookings and revenue for each month in the current period using the foreign currency exchange rates for the corresponding month in the prior period, excluding any hedging gains or losses realized during the period.
From time-to-time, we may utilize foreign exchange forward contracts to manage the volatility of our bookings and revenue related to foreign currency transactions. These forward contracts reduce, but do not eliminate, the impact of adverse currency exchange rate fluctuations. We generally designate these forward contracts as cash flow hedges for accounting purposes. Changes in the intrinsic value of designated hedges are recorded as a component of accumulated other comprehensive income (loss) (AOCI). Gains and losses, once realized, are recorded as a component of AOCI and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. As of March 31, 2026, the realized and unrealized losses included in AOCI were $9.3 million and $5.9 million, respectively.
Cross-Currency Swaps
In order to manage variability due to movements in foreign currency exchange rates related to a Euro-denominated intercompany loan, we entered into five-year cross-currency swaps in April 2017. In March 2022, we entered into a transaction to extend the maturity of these swaps to August 31, 2027, as described in Note 10 to our financial statements. The cross-currency swaps had an aggregate amortizing notional amount of €1,131.4 million at March 31, 2026 (approximately $1,307.1 million).
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
Total borrowings under our 2031 Term Loans were $982.5 million as of March 31, 2026. The amortization rate for the 2031 Term Loans is 1.00% per annum and the 2031 Term Loans were issued at an applicable margin of (i) 1.75% for the term loans that are Secured Overnight Financing Rate (SOFR) loans and (ii) 0.75% for the term loans that are ABR loans.
Total borrowings under our 2029 Term Loans were $1,440.6 million as of March 31, 2026. The amortization rate for the 2029 Term Loans is 1.00% per annum and the 2029 Term Loans were issued at an applicable margin of (i) 1.75% for the term loans that are SOFR loans and (ii) 0.75% for the term loans that are ABR loans.
All SOFR-based interest rates under the Credit Facility are subject to a 0.0% floor.
There have been no material changes in the interest rate swaps disclosed in the 2025 Form 10-K. The interest rate swaps on the 2029 and the 2031 Term Loans had a notional amount of $1,206.2 million and $706.9 million, respectively, as of March 31, 2026.

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
Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2026 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II - OTHER INFORMATION
Item 1.    Legal Proceedings
There have been no material changes from the legal proceedings described in our 2025 Form 10-K.
Item 1A. Risk Factors
You should carefully consider the risks described below before making an investment decision in our Class A common stock (common stock). Our operations and financial results are subject to various risks and uncertainties, including those described below and the other information in this Quarterly Report on Form 10-Q and in our other public filings. If any of the following risks occur, our business, financial condition, reputation, operating results and growth prospects could be materially and adversely affected. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially adversely affect our business, operating results, financial condition, reputation and growth prospects.
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
•We are subject to local and international laws, rules, regulations and orders relating to the operation and security of our computer network and the processing of data, including personal data. Complying with such laws, rules, regulations and orders may limit our operations and increase costs, and our failure or perceived failure to comply could expose us to litigation, enforcement actions, and reputational harm.
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
The markets in which we compete are characterized by constant change, innovation, frequent new product and service introductions and evolving industry standards. We expect these markets to continue to rapidly evolve, including as a result of developments in AI. Our historical success has been, in part, based on our ability to identify and anticipate customer needs and design offerings and services that provide our customers with the tools they need to grow their businesses. For example, we have built and continue to enhance our AI-powered experience, Airo, most recently transforming the platform into an agentic solution built to help our customers with domain searches and naming, logo creation and website and application building. In addition, we upgraded Websites + Marketing with a new website builder that brings together powerful AI features and editing. We also continue to expand our commerce offerings, for example, in 2025, we launched GoDaddy Capital, a merchant cash advance program, and Same-Day Payouts, an option for customers to elect to receive their payouts on the same day as the payment is processed.
We must continue to identify our customers' needs and develop new and enhanced solutions, tools and technologies to maintain our competitive position, including solutions and tools powered by AI. The process of developing new solutions, tools, offerings and enhancements is complex, uncertain and can be costly. Additionally, our ability to successfully develop and commercialize new solutions, tools, and offerings particularly those designed to support or utilize emerging technologies such as AI-driven or agent-based systems, may depend on the adoption of such technologies and the willingness of third-party platforms, developers and partners to interoperate with, integrate with and support these solutions. Any new solutions, tools, offerings, enhancements or technology advancements could fail to attain meaningful customer acceptance for many reasons, some of which may be unknown to us, but may include:
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
If our new solutions, tools, offerings, product enhancements or technological advancements do not achieve adequate acceptance by our customers or do not result in increased sales or subsequent renewals, our competitive position will be impaired, our anticipated revenue growth may not be achieved and the negative impact on our operating results may be particularly acute because of the upfront technology and development, marketing and advertising and other expenses we may incur in connection with new products or enhancements.

Our use, development, adoption, deployment and maintenance of AI and other new and evolving technologies may present significant risks, which could result in increased costs, litigation, reputational harm and liability.
We are increasingly using new and rapidly evolving technologies, such as AI, including agentic AI, to, among other things, develop new tools and solutions, add new features in our existing solutions and enhance our own business operations. There are significant risks involved in the development, adoption, use, deployment and maintenance of AI, such as potential increases in intellectual property infringement or misappropriation claims, privacy, data protection, cybersecurity, confidentiality, operational and technological risks, as well as risks associated with harmful content, accuracy, bias and discrimination, any of which could affect our further development, adoption, use, deployment and maintenance of AI. We are also increasingly developing and deploying agentic AI workflows and agents that operate with greater autonomy. In addition to the risks discussed above, these agentic systems and agents could act in ways that present additional risks, including unintended or unauthorized actions, errors, hallucinations, and increased difficulty in predicting, supervising and controlling agentic behavior. Our development, deployment and use of AI technologies, including agentic systems and agents, in new and existing solutions and within our business operations may result in governmental or regulatory scrutiny, litigation, ethical concerns, increases in research and development or other costs or other complications that are not yet known to us, each of which could adversely affect our business, reputation or financial results.
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
Technologies related to our customers' Identity and Presence, including domain names, websites, website building, social media, search engines, apps, mobile devices and AI-powered tools and services have rapidly evolved and continue to evolve. This continued evolution could negatively impact the demand for certain of our products and services, including domain names, aftermarket, websites and website building tools or email and productivity solutions. For example, the domain name registration market continues to evolve and adapt to changing technologies, which has included, and may in the future include, changes in the administration or operation of the internet, including the creation and institution of alternate systems for directing internet traffic without using the existing domain name registration system, or fundamental changes in the domain name resolution protocol used by web browsers and other internet applications. Additionally, technological changes to web browsers or internet search could reduce demand for domain names. If internet users' preferences or practices shift away from recognizing and relying on web addresses or they were to significantly decrease their use of web browsers in favor of apps or AI-based tools to locate and access content, demand for domain names in the gTLDs we operate could be negatively affected.
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
The market for our products and services is highly competitive, and we expect this competition to continue in the future as existing and new competitors introduce new solutions or enhance existing solutions. Given our broad product portfolio, we compete with niche point-solution products as well as broader solution providers. Our competitors include providers of domain registration services, web-hosting solutions, website creation and management solutions, e-commerce enablement providers, payment facilitation providers, cloud computing service and online security providers, alternative web presence and marketing solutions providers and providers of productivity tools such as business-class email. These types of products and solutions continue to evolve, creating opportunities for new competitors to enter the market with point-solution products or address specific segments of the market. In addition, certain of our core markets, including website creation, hosting and related online presence solutions, are increasingly characterized by commoditization, which may limit our ability to differentiate our offerings and could result in increased price competition.

In addition, we and our competitors continue to invest in AI and integrate AI capabilities into products, services and internal operations. AI technology and services are highly competitive, rapidly evolving and may at times require significant investment, including with respect to development and operational costs, to meet the changing needs and expectations of our existing and potential customers and our own operations. Other companies may develop AI products and technologies that are similar or superior to our technologies or more cost-effective to deploy. If we fail to successfully and meaningfully develop, adopt, use, differentiate and maintain AI capabilities into our solutions and internal operations, effectively manage the related risks or if we are unable to translate AI adoption into tangible outcomes, such as improved productivity, enhanced customer experience or accelerated innovation, we may lag our competitors that are more effective at leveraging AI technologies and/or our growth and competitiveness could suffer. For further information regarding the potential impact of evolving technologies on customer behaviors and practices, please refer to the risk factor "Evolving technologies, including AI-related technologies, and the administration of and changes in customer behavior and practices with respect to the internet may impact the value of and demand for our products and services." For further information concerning the legal and other risks arising from the development, adoption, use, deployment and maintenance of AI, refer to our risk factor "Our use, development, adoption, deployment and maintenance of AI and other new and evolving technologies may present significant risks, which could result in increased costs, litigation, reputational harm and liability."
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
Increased competition in our industry could result in lower sales, price reductions, reduced margins, loss of market share and increased marketing expenses. Further, conditions in our market could rapidly and significantly change as a result of technological advancements, partnering by our competitors, market consolidation, the invention of similar or superior products and technologies, or solution and product enhancements which compete with our products and technologies. Our ability to continue to compete will depend upon our ability to provide solutions, tools and offerings that are superior and better meet our current and prospective customers' needs than our competitors at more competitive prices. For additional information regarding our competitors, see the section titled "Competition," contained in Part I, Item 1 of the 2025 Form 10-K.
Our pricing decisions may adversely affect our ability to attract and retain customers.
From time to time, we have changed our overall pricing model and the various price points of our solutions, and we expect to do so in the future. However, no assurance can be given that any new pricing model or price points will be optimal and changes in our price points or pricing model have and could result in a loss, decrease or slowing of our total customers or total bookings. In addition, our competitors have in the past implemented, and may in the future implement, various pricing and bundling strategies, including discounts and reductions in price, which may be similar to or more attractive than our own. Individuals as well as small and medium sized businesses have been and could be sensitive to price increases or swayed by different price points offered by competitors. If changes in our pricing model or price points are unsuccessful, or the strategies of our competitors are more successful than our own, we may be unable to attract new customers or retain our existing customers and we may be required to reduce prices or make other changes to our pricing model to remain competitive. Any of these developments could negatively impact our business, financial condition and results of operations.
The future growth of our business depends in part on increasing our international revenue. Our continued international presence could subject us to additional risks.
International revenue represented approximately 33%, 32% and 32% of our total revenue for the years ended December 31, 2025, 2024, and 2023, respectively. We continue to review and add systems as necessary to accept payments in forms common outside of the U.S., where appropriate, optimize our marketing efforts in numerous non-U.S. geographies, equip our customer care team with the knowledge to serve these markets and maintain and review the need to establish, as needed, customer care operations in overseas locations. In addition, we continue to expand our employee base in a number of international locations, including in India, Bulgaria and Serbia.
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
In addition, geopolitical changes, such as trade disruptions, including the imposition of tariffs by the U.S. on imports from certain countries and any resulting counter-tariffs, political unrest, warfare and military or armed conflict, including those involving China, Ukraine and Russia, the U.S. and Iran and those in the Middle East, and the resulting macro-economic impacts from such geopolitical changes, could impair our growth prospects and adversely affect our business, operating results and financial condition. Although our business has not been materially negatively impacted to date by these geopolitical changes, our business and operations could be materially negatively impacted in the future, and it is impossible to predict the extent of any such impacts, including over the long term.
We have taken significant actions to support profitable growth. These actions may not succeed. If we do not effectively manage future growth, our operating results will be adversely affected.
We continue to work to increase the breadth and scope of our business, operations and our solutions, tools and offerings. To support future growth, we must continue to improve our information technology and financial infrastructure, operating and administrative systems and our ability to effectively manage headcount, capital and processes. For example, we have made, and may make in the future, significant investments in product development, corporate infrastructure, technology and development, software systems and data center resources, marketing and our GoDaddy Guides. Additionally, we have incurred, and expect to continue to incur, expenses relating to our investments in our international business and operations, such as (i) our offerings and marketing presence in Europe, Australia, Canada and India, and (ii) our marketing spend to attract new customers, such as WebPros and Independents in non-U.S. markets. We are likely to recognize the costs associated with these actions earlier than some of the anticipated benefits, and the return on these actions may be lower or may develop more slowly than we expect. If we do not achieve the benefits anticipated from these actions, or if the achievement of these benefits is delayed, our operating results may be adversely affected.
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
In addition, we may have to pay cash, incur debt or issue equity securities to pay for future acquisitions, each of which could adversely affect our financial condition or the value of our common stock. Equity issuances in connection with potential future acquisitions may also result in dilution to our stockholders.
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
We believe a contributor to our success has been our company's culture, which we rely on to foster innovation, experimentation, creativity, a customer-centric focus, passion, teamwork, collaboration and loyalty. We have invested substantial time and resources to build and maintain this culture. Any failure to preserve these aspects could negatively affect our ability to retain and recruit personnel and to ensure employees effectively focus on and pursue our company objectives. Our company's culture is also central to our devoted GoDaddy Guides, who are a key component of the value we offer our customers. As we continue to evolve our business, maintain our global footprint, manage and grow our offerings and continue to rely on remote and foreign workers, we may need to expend additional efforts and focus to maintain these important aspects of our culture, which could limit our ability to innovate and operate effectively. If we are not successful in these efforts, our growth and operations could be adversely affected.
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
We rely on data centers and third-party service providers, including providers of cloud computing services, to deliver our solutions and perform certain technology, processing, servicing and support functions on our behalf. We own one data center in Arizona and lease our remaining data center capacity. The reliable performance of our products and services depends on the continuing operation and availability of our information technology systems, including our data centers, and those of our external data center colocation providers, including third-party "cloud" computing services. The reliability, delivery and stability of our products and services could be adversely impacted by security incidents, outages, disruptions, failures, natural disasters, terrorist attacks, human error, or degradations of our network and related infrastructure, including in the online platforms or services of key business partners that offer, support or host our products and services, or by other events outside or within our control, such as the migration of data among data centers and to third-party hosted environments, the performance of upgrades and maintenance on our systems, and efforts to effectively scale our technological infrastructure, which we have undertaken in the past.
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
Enhancements or migration of information and data to new technology platforms, systems or applications may disrupt our operations or could expose us to a cyber-attack or other cybersecurity incident which could delay or interrupt service to our customers, harm our reputation, cause us to incur substantial costs or subject us to significant liability.
We maintain information and data (including personal data) on various platforms, systems and applications. From time to time, we review and make enhancements to our existing platforms or migrate information and data to new platforms, systems and applications. While we are engaged in this work, we may experience difficulties in managing our existing platforms, systems and applications, which could disrupt our operations, the provision of our products and services to our customers, the management of our finances and the reporting of our financial results. If we determine new platforms, systems or applications or updates to existing platforms, systems or applications are necessary, we may need to rely on legacy platforms, systems or applications while we plan for implementation of such new or updated platforms, systems or applications and such legacy platforms, systems or applications may not be able to scale efficiently as our business grows, which may delay future product or service launches or enhancements. In addition, any new platforms, systems or applications may operate differently than anticipated when introduced or when new versions or enhancements are released, or there may be unforeseen consequences as a result of these migrations that may cause disruptions to the availability of our products and services due to service outages, downtime or other similar issues that could harm our business. Further, our transition could involve significant time and expense. Our failure to improve our platforms, systems or applications, complete such implementations, enhancements or migrations on a timely basis, or a failure of such platforms, systems or applications to operate in the intended manner, may result in our inability to manage the growth of our business, successfully integrate our acquisitions and to accurately forecast and report our results, which could harm our financial condition and results of operations. In addition, the migration of information and data can create additional exposure to cyber-attacks and other cybersecurity incidents, including, but not limited to, improper access to our or our customers' websites and data (including personal data). For further information on potential cybersecurity risks, please refer to our risk factor "An actual or perceived cybersecurity incident could impair our ability to conduct business, provide our products and services, protect data, and comply with contractual or legal obligations, and may cause us to incur substantial costs, or subject us to significant liability."

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
Our operations depend on our ability to protect our information systems against interruption, a breach of confidentiality, or other damage from cybersecurity threats and incidents. Our large size and global computer network expose us to a wide variety of cybersecurity threats that include cyber-attacks from individuals, organized crime groups, nation-state sponsored organizations, and others (collectively, threat actors), including attacks that may leverage AI systems to identify and exploit previously unknown or undetected vulnerabilities. These cyberattacks can take many different forms, including but not limited to deploying malicious software, exploiting hardware and software vulnerabilities, social engineering, or other actions to gain access to our systems and data or disrupt our operations. For example, we have experienced, and may continue to experience, an increase in social engineering attacks and have experienced unauthorized access to certain of our systems. While to date these incidents have not been material and we continue to invest in our cybersecurity defenses, we cannot guarantee that our defenses (or those of our third-party service providers) will be sufficient to prevent a material incident in the future.
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
Our products and services, and the products and services of our third-party vendors and partners, may be subject to fraudulent usage, including, but not limited to, domain name hijacking, revenue share fraud and other evolving schemes (external fraudulent activity). In addition, although our customers are required to set passwords or personal identification numbers to protect their accounts, third parties have in the past been, and may in the future be, able to access and use our customers' accounts through fraudulent means. Fraudulent activity can result in, among other things, interruption of our services to our customers, and substantial business and reputational harm to ourselves and to our customers. Although we implement multiple fraud prevention and detection controls, our ability to mitigate risks originating from third-party vendors and partners may be limited by their own controls and practices, and we cannot be certain that our efforts to address external fraudulent activity and the use of our, or our third parties' and vendors' products and services, will be successful in eliminating these threats, any of which could adversely affect our business, results of operations and financial condition. Our monitoring and updates to our controls and oversight frameworks may be insufficient to mitigate impacts to our business as a result of emerging fraud trends.
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
We believe our focus on high-quality customer care is critical to retaining, expanding and further penetrating our customer base, including generating additional sales of products to our customers. Our GoDaddy Guides have historically contributed significantly to our total bookings. For the years ended December 31, 2025, 2024 and 2023, approximately 9%, 8%, and 9% of our total bookings, respectively, were generated from the sale of product subscriptions by our GoDaddy Guides. Most of our current offerings are designed for customers who often self-identify as having limited to no technology skills. Our customers may depend on our GoDaddy Guides to guide them as they create, manage and grow their Identity, support their Presence, both online and offline, and enable them with products to meet their Commerce needs. Our GoDaddy Guides engage with customers through direct calls and/or via other communication channels, such as chat, social media and webcasts, and we continue to increase our self-serve solutions. As our customer base and our penetration within existing customers expands, we must continue to broaden our portfolio of solutions, increase the scope of our solution deployments and adapt our customer support organization to ensure our customers continue to receive the high level of customer service which they have come to expect. If we fail to maintain high quality customer care across our communications platforms to support our customers' growing needs, our reputation, financial results and business prospects may be materially harmed. Notwithstanding our commitment to customer care, our customers may occasionally encounter interruptions in service and other technical challenges, including those resulting from our GoDaddy Guides working remotely. An interruption in service and other challenges could negatively impact our business.
A portion of our GoDaddy Guides is engaged through third parties and not directly by us.
We continue to refine our efforts in customer care so we can adequately serve our domestic and international customers. A portion of our GoDaddy Guides is engaged through third parties and not employed by us. If our agreements with such third parties are terminated for any reason, including a breach of agreement, if such third parties or the GoDaddy Guides engaged through the third parties do not perform the level of service expected of GoDaddy or our customers, or if such GoDaddy Guides engage in misconduct, our business and reputation could be harmed, and we may need to find and/or train alternative providers, which could increase our costs and delay services to our customers. In addition, such a disruption could adversely impact our ability to serve our customers and to sell products to new and existing customers and we may experience a decline in our subscription renewal rates and in our ability to cross-sell our products and our reputation may suffer, any of which could adversely affect our business, reputation and operating results.
If we are unable to maintain our contractual relationships with existing partners or establish new contractual relationships with potential partners, we may not be able to offer the products and related functionality our customers expect.
We rely on certain relationships with partners to offer and support key products and services, some of whom create integrations with our products, including Microsoft Corporation, a critical provider of email and related productivity tools through Microsoft 365, and others that create integrations with third-party applications and platforms used by our customers, such as advanced email security provided by ProofPoint, Inc., email backup and migration services provided by SkyKick (acquired by ConnectWise, LLC) and email archiving services provided by Barracuda Networks, Inc. Our email offerings are a core component of many customers' productivity and daily operations and our ability to provide these services at scale depends, in significant part, on the continued availability, functionality and commercial terms of our partnerships, including with Microsoft and other email providers. We also maintain partnerships to help provide other core services to our customers, including with Norton Small Business, a provider of device security, cloud backup and other security tools, LegalZoom.com, Inc. and ZenBusiness, Inc., providers of business formation services, and with other providers that assist our customers with e-signatures, insurance and bookkeeping. We also work to make certain of our products interoperable with services such as Yelp, Google, Amazon, WhatsApp and Instagram, and we provide various payment options for customers, including through our partnerships and technical integrations with providers such as PayPal, Stripe, Block and Mercado Libre.
We have invested and will continue to invest in our partnerships to provide these product offerings and tools to our customers, to assist us in expanding the suite of solutions and tools we can offer to our customers and to help us attract new customers and retain and grow our existing customers. Despite these investments, our partnerships may not be as successful in retaining or generating new customers as we anticipate, which could adversely affect our ability to retain our current customers or grow our total customers, and could materially adversely affect our business and financial results. Further, these integrated products could require substantial investment while providing no assurance of return or incremental revenue. If a key partner, such as Microsoft, were to terminate its relationship with us, materially limit our or our customers' access to its products and services, fail to create operable integrations, fail to perform as expected, or change the features, availability or pricing of their applications or alter the terms governing our or our customers' use of their applications in an adverse manner, demand for their products, and as a result our products could decrease, we could be required to transition customers to alternative solutions, which may not be available on comparable terms, may be operationally complex and could result in service disruptions, increased costs or loss of customers, all of which would harm our business and operating results. In addition, if our relationships with our partners deteriorate or we are unable to maintain our contractual relationships with our existing partners or establish new contractual relationships with potential partners, we may not be able to offer the products and related functionality our customers expect, we may experience delays and increased costs in providing for our customers or attracting new customers, and we may lose existing customers. Any ineffectiveness of our partner programs could materially adversely affect our business and results of operations and may cause reputational harm. In addition, our partners may increase the fees they charge us or offer their services on terms that are less than favorable to us, including in connection with renewal negotiations. Such increased costs or less than favorable terms could result in increased costs to customers and potential loss of customers, which could have an adverse impact on our results of operations.
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
Our future performance and success also depends, in part, on our ability to continue to hire, retain, manage and motivate highly skilled personnel around the globe. The loss of any of our key personnel, the inability to attract or retain qualified personnel or delays in hiring required personnel, including as a result of changes or evolution in any laws, rules or regulations, may seriously harm our business, financial condition and operating results. We may need to invest significant amounts of cash and equity to retain our employees or attract new employees, and we may never realize returns on these investments. Historically, equity awards have been a key component of our employee compensation program, and as a result, any decline or continued depreciation of the price of our common stock (directly or relative to the stock price of other companies with which we compete for talent) may adversely impact our ability to retain employees or to attract new employees, which could impact our business, reputation and company culture.
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
•the timing and success of introductions of new solutions, tools or offerings;
•changes in the rate of formation, growth and long-term viability of small businesses and ventures;
•changes in renewal rates for our subscriptions and our ability to sell additional products to existing customers;
•higher than expected refunds to our customers;
•the timing of revenue recognition relative to the recording of the related expense;
•any negative publicity or other actions which harm our brand;
•the timing of our marketing expenditures;
•the mix of products sold and our use of "freemium" and other promotions, discounts and free trials for our solutions;
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
•actual or perceived cyber-attacks or other incidents;
•systems, data center and internet failures, breaches and service interruptions;
•actions by foreign governments that reduce access to the internet for their citizens;
•changes in or increases to U.S. or foreign regulations or regulations by governments or multi-governmental organizations that could impact one or more of our product offerings;
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
Tax laws are dynamic and subject to change as new laws are passed and new interpretations of existing laws are issued or applied. The Organization for Economic Co-operation and Development (OECD) has and continues to release guidance and certain countries have enacted legislation, with widespread implementation of the Pillar Two framework expected in the near future. The Pillar Two framework and associated laws, rules, regulations and guidance across jurisdictions have not yet been fully adopted, implemented or released. We are unable to predict when and how additional rules will be enacted in additional countries, and it is possible that such legislation, when implemented, could have a material effect on our liability for taxes. Although the U.S. has not enacted legislation to implement the Pillar Two framework, certain countries in which we operate have adopted such legislation, and other countries are in the process of introducing legislation to implement the Pillar Two framework. The OECD issued new administrative guidance on January 5, 2026, with respect to the Pillar Two framework which modifies key aspects of the framework for countries to enact their own laws. We continue to monitor pending legislation and implementation by individual countries and will continue to evaluate the potential impact on our business in future periods.
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
Our ability to obtain any additional financing will depend on a number of factors, such as market conditions, our operating performance, investor interest and, in the case of debt financing, our then-current debt levels, expected debt amortization, interest rates and our credit rating. Volatility in the credit markets, including the U.S. Federal Reserve Bank's actions and implementation of varying interest rates to combat inflation in the U.S., may have an adverse effect on our ability to obtain debt financing. Our credit rating may also be affected by our liquidity, financial results, economic risk or other factors, which may increase the cost of future financings. Any additional financing may not be available to us on acceptable terms or at all. If financing is not available, we may be required to reduce expenditures, including curtailing our growth strategies, forgoing acquisitions or reducing our product development efforts. If we succeed in raising additional funds through the issuance of equity or equity-linked securities, then existing stockholders could experience substantial dilution. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences and privileges senior to those of the holders of our common stock. In addition, any such issuance could subject us to restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital, respond to competitive pressures and pursue business opportunities, including potential acquisitions. Further, to the extent we incur additional indebtedness or other such obligations, the risks associated with our significant debt described below, including our possible inability to service our debt, would increase. Additionally, events and circumstances may occur that could cause us to not be able to satisfy applicable draw-down conditions and utilize our revolving line of credit. Although the agreements governing our indebtedness contain restrictions on our incurrence of additional indebtedness and entry into certain types of transactions, these restrictions are subject to a number of qualifications and exceptions, and we may choose to amend such agreements and the applicable restrictions from time to time (with the consent of the requisite lenders or holders), which may allow us to incur additional indebtedness that could be substantial.
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
ICANN is a multi-stakeholder, private sector, not-for-profit corporation formed in 1998 for the express purposes of overseeing a number of internet related tasks, including managing the Domain Name System (DNS) allocation of IP addresses, accreditation of domain name registrars and registries and the definition and coordination of policy development for these functions. We are accredited by ICANN as a domain name registrar and thus our ability to offer domain name registration products is subject to our ongoing relationship with, and accreditation by, ICANN. Further, our gTLD registry business is based on contracts with ICANN, per TLD, and therefore, is subject to existing requirements and any changes or modifications to those requirements.
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
•the U.S. Congress or other legislative bodies in the U.S. or in other countries could adopt laws that erode the safe harbors from third-party liability in the Communications Decency Act (CDA) (Section 230) and the Digital Millennium Copyright Act;
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
ICANN has periodically authorized the introduction of new TLDs and made domain names related to them available for registration. In 2012, ICANN significantly expanded the number of gTLDs through the first application round of its Expansion Program. This resulted in the delegation of new gTLDs in 2014. ICANN introduced a new gTLD program, Next Round, which is expected to open for applications on April 30, 2026.
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
Each registry typically imposes a fee in association with the registration of a domain name. For example, VeriSign, Inc. (Verisign) the registry for .com and .net, has a current annual list prices of $10.26 and $11.66 for .com and .net registrations, respectively, and ICANN charges $0.20 for most domain names registered in the gTLDs within its purview. In addition, Verisign, which operates the .com and .net gTLDs under registry agreements with ICANN and, with respect to the .com gTLD, a Cooperative Agreement with the U.S. Department of Commerce, has previously been given the right to annually increase prices, subject to certain limitations, and has done so in recent years, including to the current list price of $10.26. In addition, Verisign announced on April 24, 2026, that it would increase the fee from $10.26 to $10.97 effective November 1, 2026. If fees continue to increase, costs to our customers could become higher, which could have an adverse impact on our results of operations. We have no control over ICANN, Verisign or other domain name registries and cannot predict their future fee structures.
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
We are subject to local and international laws, rules, regulations, and orders relating to the operation and security of our computer network and the processing of data, including privacy of personal data. Complying with such laws, rules, regulations and orders may limit our operations and increase costs, and our failure or perceived failure to comply could expose us to litigation, enforcement actions, and reputational harm.
We are subject to a variety of U.S. and international privacy and data protection laws, rules, regulations, and orders (such as the EU General Data Protection Regulation and California Consumer Privacy Act) that provide our customers and other individuals with certain rights relating to the processing of their personal data. In addition, a growing and evolving body of U.S. and international laws affect how we process personal data for various purposes, including online advertising and targeted marketing. These evolving laws may increase our costs and limit our ability to use personal data for new products, including but not limited to products that rely on AI-related technologies. Our operations depend on the operation of our network and processing of data internationally, including the movement of data across national boundaries. The laws, rules, regulations and orders concerning cybersecurity and processing of data are evolving and may be interpreted and applied inconsistently, and may conflict with one another, with other regulatory requirements, or with our own internal policies and procedures. Any failure or perceived failure by us to comply with U.S. or international laws and regulations relating to cybersecurity and processing of data (or our failure or perceived failure to comply with our own internal policies and procedures) may result in litigation, government enforcement actions, and reputational harm. We entered into an agreement, which was approved by the FTC on May 21, 2025, to settle FTC charges related to certain of our security practices, advertising and other related matters. Pursuant to the settlement agreement and related order, GoDaddy is required to comply with specific requirements, including those related to the security of our hosting services, for at least 20 years. If we fail to comply with the final order's terms, we could be subject to FTC investigation, litigation, or reputational harm. We have invested and continue investments to help improve the security of our systems, including implementing requirements contained in the order.
In addition, we must also comply with a growing body of laws, rules, regulations and orders governing the transfer of data, including personal data, across territorial boundaries. For example, the GDPR restricts the transfer of personal data from the E.U. to the U.S. and other countries that are not deemed to have implemented adequate data protection measures. We use a variety of legal transfer mechanisms to transfer personal data from the E.U. to the U.S., including standard contractual clauses (SCCs) and the E.U.-U.S. Data Privacy Framework. However, the use of SCCs and the E.U.-U.S. Data Privacy Framework is subject to ongoing review and litigation in the E.U., and we cannot guarantee that we will be able to continue to rely on these or other transfer mechanisms to transfer personal data from the E.U. to the U.S. If our cybersecurity and data processing measures fail to comply with (or are perceived to have failed to comply with) current or future laws, regulations, policies, legal obligations, industry standards or any applicable government orders, we may be subject to litigation and/or regulatory investigations and may incur fines or other liabilities, and loss of business. In addition, future laws, rules, regulations, and legal obligations may limit our customers' ability to use our services to process data (including personal data), which could reduce demand for our products and harm our business, operating results, and financial condition.
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
Several U.S. federal statutes may apply to us with respect to various activities of our customers, including the Anti-Cybersquatting Consumer Protection Act (ACPA), which provides recourse for trademark owners against cybersquatters, the Digital Millennium Copyright Act (DMCA), which provides recourse for owners of copyrighted material who believe their rights under U.S. copyright law have been infringed on the internet, and the CDA, which addresses blocking and screening of content on the internet. Although these and other similar laws, rules and regulations provide limited protections from liability for providers like us, those protections may not be interpreted in a way that applies to us, may be amended or removed in the future, or may not provide us with complete protection from applicable claims. If we are found not to be protected by the safe harbor provisions of these laws, rules and regulations or if we are deemed subject to laws in other countries that may not have the same protections or that may impose more onerous obligations on us, we may owe substantial damages and our brand, reputation, and financial results may be harmed.
Notwithstanding the exculpatory language of these bodies of law, the activities of our customers have resulted in, and may in the future result in, threatened or actual litigation against us. Although the ACPA, DMCA, CDA and relevant U.S. case law have generally shielded us from liability for customer activities to date, court rulings in pending or future litigation or future regulatory or legislative amendments may narrow the scope of protection afforded us under these laws. Additionally, neither the DMCA nor the CDA generally provides protection from claims of trademark violations and therefore, do not shield us from liability for claims under the Lanham Act or other similar laws. Furthermore, there have been, and continue to be, various congressional and executive efforts to remove or restrict the scope of the protections available under Section 230 of the CDA, which could narrow, condition or repeal existing statutory liability protections which, if successful could decrease our current protections from liability for third-party content and increase our litigation costs. For example, the Stop Enabling Sex Traffickers Act and the Allow States and Victims to Fight Online Sex Trafficking Act may limit the immunity previously available to us under the CDA, which could subject us to investigations or penalties if our customers' activities are deemed illegal or inappropriate. Furthermore, the DSA could negatively impact the scope of the limited immunity provided by the E-Commerce Directive in the E.U. If claims brought against us under these or similar laws are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.
Additionally, in May 2025, the U.S. federal government enacted the 'Take It Down Act,' which establishes mandatory takedown procedures for non-consensual intimate images and other specified content. Under the act, online platforms and service providers may be required to respond to verified takedown requests from individuals and remove or restrict access to such content. Failure to comply with these obligations could subject us to civil liability, fines or regulatory enforcement. Moreover, because we do not pre-screen customer content, we may face challenges in meeting the compliance timelines or verification obligations set forth in the act, particularly if customer content is stored on distributed systems or served via third-party integrations.
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
In addition, during the course of any litigation, regardless of its nature, there could be public announcements of the results of hearings, motions, preliminary rulings or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantially adverse effect on the trading price of our common stock. Regardless of the merit of claims asserted against us, claims are generally time-consuming and costly to evaluate and ultimately defend, and can impose a significant burden on management and employees. Further, because of the, at times, substantial amount of discovery required in connection with litigation, there is a risk that some of our confidential business or other proprietary information could be compromised by disclosure.
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
As of March 31, 2026, we had 362 issued patents in the U.S. and other countries covering various aspects of our product offerings. Additionally, as of March 31, 2026, we had 21 pending U.S. and international patent applications and intend to file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations or in certain jurisdictions, and may choose to abandon patents that are no longer of strategic value to us, in each case even if those innovations have financial value to us. In addition, under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative processes or litigation. In addition, issuance of a patent does not assure that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.
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
As of March 31, 2026 we had 560 registered and 50 pending trademarks in jurisdictions including the U.S., E.U., UK, China and Germany. We have also registered, or applied to register, the trademarks associated with several of our leading brands in the U.S. and in certain other countries, including for our "Go" logo, "GoDaddy Airo" and "Airo." Competitors and others may have adopted, and in the future may adopt, tag lines or service or product names similar to ours, which could impede our ability to build our brands' identities and possibly lead to confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered and common law trademarks or trademarks incorporating variations of the terms or designs of one or more of our trademarks and opposition filings made when we apply to register our trademarks.
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
We operate in multiple jurisdictions and engage employees, contractors and third parties around the world, which increases the complexity of compliance with applicable anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, the UK Bribery Act 2010, and other anti-corruption and anti-bribery laws that generally prohibit improper payments or benefits to foreign government officials, political parties or private-sector recipients for an improper purpose. Differences in local laws, business practices and enforcement approaches, as well as evolving regulatory expectations, may increase compliance costs and enforcement risk. While we maintain policies, controls and training programs designed to promote compliance with applicable anti-bribery and anti-corruption requirements, these measures may not prevent or detect all improper conduct by employees or third parties for which we could be held responsible. If we are found to have violated anti-bribery or anti-corruption laws, we could be subject to civil or criminal penalties, monetary fines, remediation requirements and reputational harm, which could adversely affect our business, operating results and growth prospects. In addition, responding to investigations or enforcement actions could require significant management time and result in substantial legal and professional costs, resources and significant defense costs and other professional fees.
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
Risks Related to Owning our Common Stock
Our share price may be volatile, and you may lose all or part of your investment.
The trading price of our common stock has in the past been, and is likely to continue to be, highly volatile and these fluctuations could cause you to lose all or part of your investment in our common stock. Factors that may cause the market price of our common stock to fluctuate include:
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
•actual or perceived cyber-attacks or other cybersecurity incidents;
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
In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock might also decline in reaction to events affecting other companies in our industry even if these events do not directly affect us.
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
We currently do not intend to pay dividends on our common stock.
We have never declared or paid any dividends on our common stock, and we currently do not intend to pay dividends to the holders of our common stock. Our ability to pay dividends on our common stock is limited by our existing indebtedness and may be further restricted by the terms of any future debt incurred or preferred securities issued by us or our subsidiaries or by law. As a result, any capital appreciation in the price of our common stock may be your only source of gain on your investment in our common stock.
We cannot guarantee we will make any additional repurchases of our common stock.
In the past, our board of directors has approved the repurchase of shares of our common stock. In August 2023, our board of directors approved the repurchase of up to an additional $1,000.0 million of our common stock. Such approval was in addition to the amount remaining available for repurchases under prior approvals of our board of directors, such that our total approved authority under the program is $4.0 billion of shares of our common stock through 2025. Subsequently, in April 2025, our board of directors approved the repurchase of up to an additional $3.0 billion of our common stock through the end of 2027. Under this or any other future share repurchase program, we may make share repurchases through a variety of methods, including open market share purchases, accelerated share repurchase programs, block transactions or privately negotiated transactions, in accordance with applicable federal securities laws. This authorization does not obligate us to make any repurchases and may be modified, suspended or terminated by us at any time without prior notice. During the three months ended March 31, 2026, we repurchased shares of our common stock, which were retired upon repurchase, for an aggregate purchase price of $279.7 million. Future share repurchase programs may have no time limit, may not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
The existence of this or any future share repurchase program could cause our stock price to be higher than it otherwise would be and could potentially reduce the market liquidity for our stock. Although these programs are intended to enhance long-term stockholder value, there is no assurance they will do so because the market price of our common stock may decline below the levels at which we repurchased shares of our common stock and short-term stock price fluctuations could reduce the effectiveness of the programs.
Other Risks
Economic conditions in the U.S. and international economies may adversely impact our business and operating results.
General macro-economic and geopolitical conditions, including, among others, higher interest rates, changes in foreign exchange rates, inflation, a recession or an economic slowdown in the U.S. and/or internationally, trade disruptions, reduced business and/or consumer confidence and spending, economic and trade sanctions, announced or expected tariffs, uncertainty in tariff policy, political instability and warfare could adversely affect our operations as well as demand for our solutions. Such conditions include, for example, volatility and disruption in the U.S. and global markets as a result of interest rate and inflation increases, the imposition of tariffs by the U.S. on imports from certain countries and the resulting counter-tariffs, as well as uncertainty in tariff policy and future impositions of tariffs, and continued geopolitical tensions and warfare, including due to the conflicts between Russia and Ukraine, the U.S. and Iran and those in the Middle East. Although our business has not yet been materially negatively impacted by such conditions, we cannot be certain that neither we nor our customers will be materially impacted by such continued pressures. To the extent conditions in the domestic and global economy change, or there is significant uncertainty regarding any such changes, our business could be harmed as current and potential customers may reduce or postpone spending or choose not to purchase or renew subscriptions to our products, or may choose not to use certain of our other services, which they may consider discretionary. If our customers face decreased consumer demand, increased regulatory burdens or more limited access to international markets, we may face a decline in the demand for our products and services, and our operating results could be adversely impacted.
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
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm is required to audit such internal control. In the past, we identified, and subsequently remediated, a material weakness in our internal control over financial reporting; however, there can be no assurance that we will not identify a material weakness in internal controls in the future or that the measures we may take to remediate any such future control deficiencies will be effective.
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
Our continued operations and growth depend on the stability of our operations and the ability of our customers to access our products, services and customer support at any time and within an acceptable amount of time. In addition, our ability to access certain third-party solutions is important to our operations and the delivery of our products, services and customer support. Although we have disaster recovery plans and structures in place to support our operations, a significant natural disaster, such as an earthquake, fire or flood or other unusual or prolonged adverse weather patterns, whether due to climate change or otherwise, or acts of terrorism, civil unrest, pandemics, international conflicts, such as the current conflicts between Russia and Ukraine, the U.S. and Iran and those in the Middle East, or other similar events beyond our control could cause disruptions to our business and operations or the business and operations of our infrastructure vendors, data center hosting providers, partners or customers or our infrastructure vendors' abilities to provide connectivity and perform services on a timely basis or the economy as a whole. In the event our or our service providers' IT systems' are hindered by any of the events discussed above or otherwise, we could experience downtime, our products could become unavailable or our customers' websites could experience downtime or become unavailable. A prolonged service disruption for any of the foregoing reasons would negatively impact our ability to serve our customers and could damage our reputation, expose us to liability, cause us to lose customers or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the services we use.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Information regarding share repurchases is also provided in Note 4 to our financial statements included in Part 1, Item 1 of this Quarterly Report and is incorporated herein by reference. Share repurchases during the three months ended March 31, 2026 were as follows:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs (in millions)
January 1 - January 31	862	$105.18	862
February 1 - February 28	922	$92.47	922
March 1 - March 31	1,168	$88.89	1,168
Total	2,952		2,952	$1,885.5
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
On March 10, 2026, Aman Bhutani, member of our Board of Directors, adopted a 10b5-1 trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 10b5-1 trading plan provides for the sale of an aggregate of 54,000 shares of the company's common stock between August 3, 2026 and August 3, 2027.
On March 2, 2026, Sigal Zarmi, member of our Board of Directors, adopted a 10b5-1 trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 10b5-1 trading plan provides for the sale of an aggregate of 1,400 shares of the company's common stock between June 1, 2026 and June 1, 2027.

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

GODADDY INC.

Date:	April 30, 2026	/s/ Mark McCaffrey
Mark McCaffrey
Chief Financial Officer