Form 10-Q
period 2026-06-30
GoDaddy Inc.
filed 2026-07-31
CIK 1609711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                         ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒
As of July 24, 2026, there were 126,647,704 shares outstanding of GoDaddy Inc.'s Class A common stock, $0.001 par value per share.

GoDaddy Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2026

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this Quarterly Report), including the sections titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors," contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, involving substantial risks and uncertainties. The words "believe," "may," "will," "potentially," "plan," "could," "should," "predict," "ongoing," "estimate," "continue," "anticipate," "intend," "project," "expect," "seek," or the negative of these words, or terms or similar expressions conveying uncertainty of future events or outcomes, or that concern our expectations, strategy, plans or intentions, are intended to identify forward-looking statements. Forward-looking statements involve risks, and uncertainties and other important factors that could cause actual results to differ materially from those projected, anticipated, or expected. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements discussed under the heading "Risk Factors" in Part II, Item 1A, and in our publicly available filings and press releases. These statements include, among other things, those regarding:
•our ability to continue to increase sales to new and existing customers;
•our ability to develop new solutions and bring them to market in a timely manner;
•our ability to timely and effectively scale and adapt our existing solutions;
•our ability to deploy new and evolving technologies, such as generative and artificial intelligence, machine learning, and similar tools (collectively, AI) in our offerings;
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
iii

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
GoDaddy Inc.
Consolidated Balance Sheets
(In millions, except shares in thousands and per share amounts)

	June 30,	December 31,
	2026	2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,155.5	$1,080.9
Accounts and other receivables	92.9	83.1
Registry deposits	32.6	43.9
Prepaid domain name registry fees	537.1	512.2
Prepaid expenses and other current assets	154.7	120.8
Total current assets	1,972.8	1,840.9
Property and equipment, net	140.1	145.4
Operating lease assets	51.1	41.9
Prepaid domain name registry fees, net of current portion	251.3	241.2
Goodwill	3,607.7	3,633.3
Intangible assets, net	966.1	986.3
Deferred tax assets	912.6	1,052.6
Other assets	94.9	93.3
Total assets	$7,996.6	$8,034.9
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$122.9	$67.5
Accrued expenses and other current liabilities	455.1	528.7
Deferred revenue	2,527.9	2,384.2
Long-term debt	15.0	15.1
Total current liabilities	3,120.9	2,995.5
Deferred revenue, net of current portion	983.0	934.9
Long-term debt, net of current portion	3,759.4	3,765.2
Operating lease liabilities, net of current portion	67.0	62.0
Other long-term liabilities	59.6	62.2
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value - 50,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value - 1,000,000 shares authorized; 126,834 and 134,737 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	0.1	0.1
Additional paid-in capital	3,141.3	2,975.2
Accumulated deficit	(3,175.0)	(2,789.4)
Accumulated other comprehensive income	40.3	29.2
Total stockholders' equity	6.7	215.1
Total liabilities and stockholders' equity	$7,996.6	$8,034.9
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Operations (unaudited)
(In millions, except shares in thousands and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Applications and Commerce	$514.8	$463.9	$1,013.0	$910.3
Core Platform	783.2	753.7	1,551.9	1,501.6
Total revenue	1,298.0	1,217.6	2,564.9	2,411.9
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	469.8	442.3	928.9	882.8
Technology and development	211.4	214.3	424.6	419.6
Marketing and advertising	89.0	93.4	181.3	193.5
Customer care	72.8	73.5	147.2	144.6
General and administrative	90.5	96.9	181.5	194.0
Restructuring and other	8.7	0.3	10.9	2.4
Depreciation and amortization	13.3	30.6	37.5	61.4
Total costs and operating expenses	955.5	951.3	1,911.9	1,898.3
Operating income	342.5	266.3	653.0	513.6
Interest expense	(37.4)	(38.3)	(75.2)	(75.5)
Other income (expense), net	11.9	11.1	21.1	21.0
Income before income taxes	317.0	239.1	598.9	459.1
Provision for income taxes	(76.9)	(39.2)	(144.2)	(39.7)
Net income	$240.1	$199.9	$454.7	$419.4
Net income per share of Class A common stock:
Basic	$1.84	$1.44	$3.44	$2.99
Diluted	$1.83	$1.41	$3.43	$2.92
Weighted-average shares of Class A common stock outstanding:
Basic	130,764	138,734	132,187	140,200
Diluted	130,994	141,408	132,766	143,387
___________________________
(1) Costs and operating expenses include equity-based compensation expense as follows:
Cost of revenue	$0.4	$0.3	$0.7	$0.6
Technology and development	36.8	43.3	75.8	84.5
Marketing and advertising	5.6	8.5	12.1	16.7
Customer care	5.2	5.7	10.1	10.8
General and administrative	22.2	23.2	46.8	48.8
Total equity-based compensation expense	$70.2	$81.0	$145.5	$161.4
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$240.1	$199.9	$454.7	$419.4
Foreign exchange forward contracts gain (loss), net(1)	2.0	(41.1)	10.5	(56.1)
Unrealized swap gain (loss), net(1)	(4.8)	(14.0)	(3.2)	(29.7)
Change in foreign currency translation adjustment(1)	2.9	(11.8)	3.8	(11.0)
Comprehensive income	$240.2	$133.0	$465.8	$322.6
___________________________
(1) Amounts are net of the provision (benefit) for income taxes reflected below:
Foreign exchange forward contracts gain (loss), net	$0.6	$(12.4)	$3.2	$(16.9)
Unrealized swap gain (loss), net	$(1.4)	$(4.2)	$(1.0)	$(9.0)
Foreign currency translation adjustment (net investment hedges)	$1.0	$(14.5)	$4.1	$(20.1)
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Stockholders' Equity (Deficit) (unaudited)
(In millions, except shares in thousands)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 31, 2025	134,737	$0.1	$2,975.2	$(2,789.4)	$29.2	$215.1
Net income	—	—	—	214.6	—	214.6
Equity-based compensation, including amounts capitalized	—	—	75.9	—	—	75.9
Repurchases of Class A common stock(1)	(2,952)	—	—	(281.7)	—	(281.7)
Impact of derivatives, net	—	—	—	—	10.2	10.2
Change in foreign currency translation adjustment	—	—	—	—	0.9	0.9
Vesting of restricted stock units and other	873	—	2.3		—	2.3
Balance at March 31, 2026	132,658	0.1	3,053.4	(2,856.5)	40.3	237.3

Net income	—	—	—	240.1	—	240.1
Equity-based compensation, including amounts capitalized	—	—	70.8	—	—	70.8
Repurchases of Class A common stock(1)	(6,607)	—	—	(558.6)	—	(558.6)
Issuance of Class A common stock under employee stock purchase plan	227	—	16.8	—	—	16.8
Impact of derivatives, net	—	—	—	—	(2.9)	(2.9)
Change in foreign currency translation adjustment	—	—	—	—	2.9	2.9
Vesting of restricted stock units and other	556	—	0.3	—	—	0.3
Balance at June 30, 2026	126,834	$0.1	$3,141.3	$(3,175.0)	$40.3	$6.7
_________________________________
(1)Includes a 1% excise tax expense (benefit) on shares repurchased, net of the fair market value of new share issuances, of $2.0 million and $4.8 million for the three months ended March 31, 2026 and June 30, 2026, respectively.

GoDaddy Inc.
Consolidated Statements of Stockholders' Equity (Deficit) (unaudited) (continued)
(In millions, except shares in thousands)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2024	141,208	$0.1	$2,611.8	$(2,052.3)	$132.5	$692.1
Net income	—	—	—	219.5	—	219.5
Equity-based compensation, including amounts capitalized	—	—	80.9	—	—	80.9
Repurchases of Class A common stock(1)(2)	—	—	—	(765.1)	—	(765.1)
Impact of derivatives, net	—	—	—	—	(30.7)	(30.7)
Change in foreign currency translation adjustment	—	—	—	—	0.8	0.8
Vesting of restricted stock units and other	1,223	—	2.3	(0.1)	—	2.2
Balance at March 31, 2025	142,431	0.1	2,695.0	(2,598.0)	102.6	199.7

Net income	—	—	—	199.9	—	199.9
Equity-based compensation, including amounts capitalized	—	—	81.6	—	—	81.6
Repurchases of Class A common stock(1)	(4,510)	—	—	(33.2)	—	(33.2)
Issuance of Class A common stock under employee stock purchase plan	124	—	19.2	—	—	19.2
Impact of derivatives, net	—	—	—	—	(55.1)	(55.1)
Change in foreign currency translation adjustment	—	—	—	—	(11.8)	(11.8)
Vesting of restricted stock units and other	818	—	4.0	0.1	—	4.1
Balance at June 30, 2025	138,863	$0.1	$2,799.8	$(2,431.2)	$35.7	$404.4
_________________________________
(1)Includes a 1% excise tax expense (benefit) on shares repurchased, net of the fair market value of new share issuances, of $(2.3) million and $6.3 million for the three months ended March 31, 2025 and June 30, 2025, respectively.
(2)Includes $767.4 million of upfront payments to repurchase shares of our Class A common stock in conjunction with two accelerated share repurchase agreements (ASRs).

GoDaddy Inc.
Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net income	$454.7	$419.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37.5	61.4
Equity-based compensation	145.5	161.4
Deferred taxes	130.8	64.7
Other	16.6	18.7
Changes in operating assets and liabilities:
Prepaid domain name registry fees	(35.3)	(43.1)
Accounts payable	55.6	(0.4)
Accrued expenses and other current liabilities	(39.9)	(34.7)
Deferred revenue	193.4	223.8
Other operating assets and liabilities	(44.9)	(86.6)
Net cash provided by operating activities	914.0	784.6
Investing activities
Purchases of property and equipment	(9.7)	(7.7)
Other investing activities	—	(2.3)
Net cash used in investing activities	(9.7)	(10.0)
Financing activities
Repurchases of Class A common stock	(824.4)	(792.5)
Other financing activities	(4.1)	10.8
Net cash used in financing activities	(828.5)	(781.7)
Effect of exchange rate changes on cash and cash equivalents	(1.2)	4.8
Net increase (decrease) in cash and cash equivalents	74.6	(2.3)
Cash and cash equivalents, beginning of period	1,080.9	1,089.0
Cash and cash equivalents, end of period	$1,155.5	$1,086.7
Cash paid during the period for:
Interest on long-term debt, including impact of interest rate swaps	$68.2	$69.0
Income taxes, net of refunds received	$16.5	$19.9
Amounts included in the measurement of operating lease liabilities	$14.7	$18.1
Supplemental disclosure of non-cash transactions
Share repurchases not yet settled	$10.0	$1.8
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
Prior Period Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on our previously reported balance sheets, net income, net cash flows or total stockholders' equity.
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
2.    Summary of Significant Accounting Policies
Equity Investments
We hold investments in privately held equity securities, which are recorded in other assets, with a carrying value of $58.8 million as of June 30, 2026 and December 31, 2025.
Revenue Recognition
Disaggregated Revenue
Revenue by major product type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Applications and Commerce	$514.8	$463.9	$1,013.0	$910.3
Core Platform: domains	599.3	566.2	1,185.5	1,128.1
Core Platform: other	183.9	187.5	366.4	373.5
	$1,298.0	$1,217.6	$2,564.9	$2,411.9
No single customer represented over 10% of our total revenue for any period presented.
Revenue by geography is based on the customer's billing address and was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
U.S.	$870.9	$821.7	$1,721.9	$1,627.2
International	427.1	395.9	843.0	784.7
	$1,298.0	$1,217.6	$2,564.9	$2,411.9
No country outside the U.S. represented more than 10% of total revenue in any period presented.
See Note 7 for information regarding our deferred revenue.
Assets Recognized from Contract Costs
Fees paid to various registries at the inception of a domain registration or renewal represent costs to fulfill a contract. We capitalize and amortize these prepaid domain name registry fees to cost of revenue consistent with the pattern of transfer of the product to which the assets relate. Amortization expense of such assets was $214.9 million and $208.2 million for the three months ended June 30, 2026 and 2025, respectively, and was $424.0 million and $410.0 million for the six months ended June 30, 2026 and 2025, respectively.
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
The following tables set forth our material assets and liabilities measured and recorded at fair value on a recurring basis:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Commercial paper	$—	$134.0	$—	$134.0
Time deposits	175.0	—	—	175.0
Notice deposits	350.0	—	—	350.0
Derivative assets	—	55.1	—	55.1
Total assets	$525.0	$189.1	$—	$714.1
Liabilities:
Derivative liabilities	$—	$91.1	$—	$91.1

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Commercial paper	$—	$208.9	$—	$208.9
Time deposits	100.0	—	—	100.0
Notice deposits	250.0	—	—	250.0
Derivative assets	—	49.2	—	49.2
Total assets	$350.0	$258.1	$—	$608.1
Liabilities:
Derivative liabilities	$—	$136.0	$—	$136.0
We have no other material assets or liabilities measured at fair value on a recurring basis.

3.    Goodwill and Intangible Assets
The following table summarizes changes in our goodwill balance by segment:

	A&C	Core	Total
Balance at December 31, 2025	$1,541.1	$2,092.2	$3,633.3
Impact of foreign currency translation	(10.7)	(14.9)	(25.6)
Balance at June 30, 2026	$1,530.4	$2,077.3	$3,607.7

Intangible assets, net are summarized as follows:

	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	215.9	n/a	215.9
Contractual-based assets	292.7	n/a	292.7
Finite-lived intangible assets	755.0	$(742.5)	12.5
	$1,708.6	$(742.5)	$966.1

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	217.4	n/a	217.4
Contractual-based assets	292.7	n/a	292.7
Finite-lived intangible assets	772.0	$(740.8)	31.2
	$1,727.1	$(740.8)	$986.3
Amortization expense was $3.8 million and $19.2 million for the three months ended June 30, 2026 and 2025, respectively, and $18.7 million and $38.1 million for the six months ended June 30, 2026 and 2025, respectively. Based on the balance of finite-lived intangible assets as of June 30, 2026, expected future amortization expense is not material.
4.    Stockholders' Equity
Share Repurchases
In April 2025, our board approved the repurchase of up to $3.0 billion of our Class A common stock through the end of 2027. Shares may be repurchased in open market purchases, block transactions and privately negotiated transactions, in accordance with applicable federal securities laws. This authorization does not obligate us to make any repurchases and may be modified, suspended or terminated by us at any time without prior notice. During the six months ended June 30, 2026, we repurchased a total of approximately 9.6 million shares of our Class A common stock, which were retired upon repurchase, for an aggregate purchase price of $833.6 million. As of June 30, 2026, we had $1,331.6 million remaining authorization available for share repurchases.

5.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2026	December 31, 2025
Derivative assets	$55.1	$49.2
Prepaid software and maintenance expenses	57.9	36.8
Usage-based prepaid expenses(1)	18.5	16.4
Other	23.2	18.4
	$154.7	$120.8
_________________________________
(1)Usage-based prepaid expenses include various cost of sales, marketing, rent and other prepaid commitments that are amortized as the related services are utilized.
6.    Equity-Based Compensation Plans
Equity Plans
On June 3, 2026, our stockholders approved the adoption of the GoDaddy Inc. Amended and Restated 2024 Omnibus Incentive Plan (the Amended Plan) pursuant to which the number of authorized shares of Class A common stock issuable thereunder was increased by 3,116 shares. Our board of directors previously approved the Amended Plan, which became effective at the time of stockholder approval.
Equity Plan Activity
We have granted restricted stock awards (RSUs) which vest solely upon the continued service of the recipient and performance-based awards (PSUs) which vest based on our relative total stockholder return (TSR) as compared to an index of public internet companies.
Prior to 2020, we granted stock options as part of our compensation plan. As of June 30, 2026, there were 309 unexercised options outstanding.
The following table summarizes stock award activity:

Number of Shares of Class A Common Stock (#)
Outstanding at December 31, 2025	3,064
Granted: RSUs	2,722
Granted: TSR-based PSUs	255
TSR-based PSU achievement above target	47
Vested	(1,390)
Forfeited	(242)
Outstanding at June 30, 2026(1)	4,456
_________________________________
(1)The balance of outstanding awards consisted of the following:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Grant- Date Fair Value Per Share ($)
RSUs	3,885	110.71
TSR-based PSUs	571	163.71
Outstanding at June 30, 2026	4,456

As of June 30, 2026, total unrecognized compensation expense related to non-vested equity grants was $400.1 million with an expected remaining weighted-average recognition period of 2.2 years.
7.    Deferred Revenue
Deferred revenue consisted of the following:

	June 30, 2026	December 31, 2025
Current:
Applications and Commerce	$950.0	$875.2
Core Platform	1,577.9	1,509.0
	$2,527.9	$2,384.2
Noncurrent:
Applications and Commerce	$227.0	$217.8
Core Platform	756.0	717.1
	$983.0	$934.9
The increase in deferred revenue was primarily driven by payments received in advance of satisfying our performance obligations, offset by $721.7 million and $1,652.9 million of revenue recognized during the three and six months ended June 30, 2026 that was included in the deferred revenue balance as of December 31, 2025. Deferred revenue as of June 30, 2026 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are expected to be satisfied, as follows:

	Remainder of 2026	2027	2028	2029	2030	Thereafter	Total

Applications and Commerce	$656.1	$392.8	$96.8	$20.8	$6.4	$4.1	$1,177.0
Core Platform	1,034.9	809.1	245.6	102.4	57.7	84.2	2,333.9
	$1,691.0	$1,201.9	$342.4	$123.2	$64.1	$88.3	$3,510.9
8.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Accrued payroll and employee benefits	$92.9	$135.9
Derivative liabilities	91.1	136.0
Tax-related accruals	83.6	84.6
Accrued legal and professional	33.2	32.1
Accrued hosting and software licenses	31.8	34.1
Other	122.5	106.0
	$455.1	$528.7

9.    Long-Term Debt
Long-term debt consisted of the following:

	Maturity Date	June 30, 2026	December 31, 2025
2029 Term Loans (effective interest rate of 6.0% at June 30, 2026 and 6.6% at December 31, 2025)	November 10, 2029	$1,436.9	$1,444.2
2031 Term Loans (effective interest rate of 5.6% at June 30, 2026 and 6.2% at December 31, 2025)	May 31, 2031	980.0	985.0
2027 Senior Notes (effective interest rate of 5.5% at June 30, 2026 and 5.5% at December 31, 2025)	December 1, 2027	600.0	600.0
2029 Senior Notes (effective interest rate of 3.7% at June 30, 2026 and 3.6% at December 31, 2025)	March 1, 2029	800.0	800.0
Revolver	November 10, 2027	—	—
Total		3,816.9	3,829.2
Less: unamortized original issue discount and debt issuance costs(1)		(42.5)	(48.9)
Less: current portion of long-term debt		(15.0)	(15.1)
		$3,759.4	$3,765.2
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
The borrowing capacity under our revolving credit facility (the Revolver) is $1.0 billion, which is reduced by any outstanding letters of credit. As of June 30, 2026, we had $998.0 million available for borrowing under the Revolver.
Senior Notes
As described in our 2025 Form 10-K, we have completed two offerings of senior notes (the Senior Notes), the 2027 Senior Notes due in 2027 and the 2029 Senior Notes due in 2029.
Fair Value
The estimated fair values of our long-term debt instruments are based on observable market prices for these instruments, which are traded in less active markets and therefore classified as Level 2 fair value measurements, and were as follows as of June 30, 2026:

2029 Term Loans	$1,408.2
2031 Term Loans	$956.7
2027 Senior Notes	$600.2
2029 Senior Notes	$753.7

Future Debt Maturities
Aggregate principal payments, exclusive of any unamortized original issue discount and debt issuance costs, due on long-term debt as of June 30, 2026 were as follows:

Year Ending December 31:
2026 (remainder of)	$12.3
2027	624.6
2028	24.6
2029	2,210.3
2030	10.0
Thereafter	935.1
$3,816.9
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
The following table summarizes our outstanding derivative instruments on a gross basis, all of which are considered Level 2 financial instruments:

	Notional Amount		Fair Value of Derivative Assets(2)		Fair Value of Derivative Liabilities(2)
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Cash flow hedges:
Foreign exchange forward contracts	$1,034.6	$1,064.2	$8.1	$0.7	$9.4	$22.6
Cross-currency swaps(1)	564.8	584.1	—	—	35.8	49.7
Interest rate swaps	1,907.8	1,918.2	47.0	48.5	—	—
Net investment hedges:
Cross-currency swaps(1)	723.9	748.6	—	—	45.9	63.7
Total hedges	$4,231.1	$4,315.1	$55.1	$49.2	$91.1	$136.0
_________________________________
(1)The notional values of the cross-currency swaps have been translated from Euros to U.S. dollars at the foreign currency rates in effect of approximately 1.14 and 1.17 as of June 30, 2026 and December 31, 2025, respectively.
(2)In our balance sheets, all derivative assets are recorded within prepaid expenses and other current assets and all derivative liabilities are recorded within accrued expenses and other current liabilities.

The following table summarizes the effect of our hedging relationships on accumulated other comprehensive income (AOCI):

	Unrealized Gains (Losses) Recognized in Other Comprehensive Income
	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Cash flow hedges:
Foreign exchange forward contracts(1)	$2.6	$(53.5)	$13.7	$(73.0)
Cross-currency swaps	(3.1)	(0.4)	(2.3)	4.4
Interest rate swaps	(3.2)	(17.9)	(1.9)	(43.1)
Net investment hedges:
Cross-currency swaps	4.3	(62.9)	17.5	(86.7)
Total hedges	$0.6	$(134.7)	$27.0	$(198.4)
_________________________________
(1)Amounts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.
The following table summarizes the locations and amounts of gains (losses) recognized within earnings related to our hedging relationships:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Cash flow hedges:
Foreign exchange forward contracts:
Reclassified from AOCI into income	$(3.6)	$—	$—	$0.7	$—	$—
Cross-currency swaps:
Reclassified from AOCI into income(1)	—	2.0	6.5	—	2.1	(48.7)
Interest rate swaps:
Reclassified from AOCI into income	—	9.5	—	—	12.9	—
Net investment hedges:
Cross-currency swaps:
Reclassified from AOCI into income	—	2.6	—	—	2.7	—
Total hedges	$(3.6)	$14.1	$6.5	$0.7	$17.7	$(48.7)
_________________________________
(1)The amounts reflected in other income (expense), net include $(6.7) million and $48.3 million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by the cross-currency swap during the three months ended June 30, 2026 and 2025, respectively.

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Cash flow hedges:
Foreign exchange forward contracts:
Reclassified from AOCI into income	$(6.1)	$—	$—	$2.0	$—	$—
Cross-currency swaps:
Reclassified from AOCI into income(1)	—	4.0	16.1	—	4.5	(72.0)
Interest rate swaps:
Reclassified from AOCI into income	—	19.1	—	—	25.7	—
Net investment hedges:
Cross-currency swaps:
Reclassified from AOCI into income	—	5.2	—	—	5.9	—
Total hedges	$(6.1)	$28.3	$16.1	$2.0	$36.1	$(72.0)
(1)The amounts reflected in other income (expense), net include $(16.7) million and $71.6 million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by the cross-currency swap during the six months ended June 30, 2026 and 2025, respectively.
As of June 30, 2026, we estimate that $48.3 million of net deferred gains related to our designated hedges will be recognized in earnings over the next 12 months. No amounts have been excluded from our hedge effectiveness testing.
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
On November 7, 2025, a jury in the U.S. District Court for the District of Delaware returned a verdict finding that we infringed two web technology patents owned by Express Mobile, Inc. We challenged the verdict through post-trial motions, and on May 14, 2026, the District Court upheld the jury's infringement verdict and its rejection of our invalidity defenses, granted the Plaintiff’s motion for prejudgment and post-judgment interest, reversed the jury's willfulness finding and denied the Plaintiff’s motion for enhanced damages. On June 15, 2026, we filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit. We continue to believe we have valid arguments challenging the verdict and intend to vigorously pursue appellate remedies. Because proceedings remain ongoing and no final, non-appealable decision has been issued, we determined that a loss is not probable, and therefore, no liability was recognized as of June 30, 2026. While the outcome is uncertain, we currently estimate that it is reasonably possible that our loss exposure in this matter could range from zero to $170.0 million, exclusive of interest. An adverse judgment or negotiated resolution in this matter could have a material adverse impact on our financial position, cash flows or liquidity, or results of operations.
Other than as noted above, there have been no material changes outside of the ordinary course of business to our known commitments and contingencies, which were included in Note 12 of Item 8 of our 2025 Form 10-K.
12.    Income Taxes
Our effective tax rate for the six months ended June 30, 2026 is 24.1%, which differs from the U.S. federal statutory rate primarily due to state income taxes and nondeductible executive compensation, partially offset by benefits from U.S. research and development tax credits.
We monitor the realizability of our deferred tax assets (DTAs) considering all relevant factors at each reporting period. As of June 30, 2026, based on the relevant weight of positive and negative evidence, including our ability to forecast future operating results, historical tax losses and our ability to utilize DTAs within the requisite carryforward periods, we do not maintain a valuation allowance on the majority of our U.S. federal and state DTAs. We maintain valuation allowances on certain U.S., state and foreign carry forwards as we concluded they are not more likely than not to be realized.
Uncertain Tax Positions
The total amount of gross unrecognized tax benefits was $180.3 million as of June 30, 2026, of which $116.1 million, if fully recognized, would decrease our effective tax rate. Although we believe the amounts reflected in our tax returns substantially comply with applicable U.S. federal and state and foreign tax regulations, the respective taxing authorities may take contrary positions based on their interpretation of the law. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision or benefit for income taxes in the period in which a final determination is made.
13.    Income Per Share
Basic income per share is computed by dividing net income by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted income per share is computed giving effect to all potentially dilutive shares unless their effect is antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted income per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$240.1	$199.9	$454.7	$419.4
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	130,764	138,734	132,187	140,200
Effect of dilutive securities:
Stock options	77	373	93	391
RSUs, PSUs and employee stock purchase plan shares	153	2,301	486	2,796
Weighted-average shares of Class A common stock outstanding—diluted	130,994	141,408	132,766	143,387

Net income per share of Class A common stock—basic	$1.84	$1.44	$3.44	$2.99
Net income per share of Class A common stock—diluted	$1.83	$1.41	$3.43	$2.92

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted income per share because the effect of including such shares would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
RSUs, PSUs and employee stock purchase plan shares	1,604	102	1,056	69
14.     Segment Information
We report our operating results through two reportable segments: A&C and Core.
Our chief operating decision maker (CODM), which, as of June 30, 2026, was our Chief Executive Officer, evaluates the performance of and allocates resources to our segments based on each segment's revenue and earnings before interest, taxes, depreciation and amortization (Segment EBITDA). Segment EBITDA is evaluated on a monthly basis by the CODM by monitoring actual results versus the annual plan. This comparison is performed to make strategic decisions regarding segment profitability, resource allocation, pricing strategies and cost optimization. Segment EBITDA is defined as segment revenues less costs and operating expenses, excluding depreciation and amortization, interest expense (net), provision or benefit for income taxes, equity-based compensation expense, acquisition-related costs, restructuring-related expenses and certain other items. We believe Segment EBITDA serves as a measure that assists our CODM and our investors in comparing our segments' performance on a consistent basis.
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

The following table presents our segment information for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

A&C
Revenue	$514.8	$463.9	$1,013.0	$910.3
Other segment items(1)	(273.7)	(258.1)	(546.7)	(507.6)
Segment EBITDA	241.1	205.8	466.3	402.7
Core
Revenue	783.2	753.7	1,551.9	1,501.6
Other segment items(2)	(521.3)	(507.6)	(1,036.5)	(1,020.2)
Segment EBITDA	261.9	246.1	515.4	481.4

Total revenue	1,298.0	1,217.6	2,564.9	2,411.9
Total other segment items	(795.0)	(765.7)	(1,583.2)	(1,527.8)
Total Segment EBITDA	503.0	451.9	981.7	884.1
Unallocated corporate overhead	(68.9)	(70.2)	(134.1)	(138.0)
Depreciation and amortization	(13.3)	(30.6)	(37.5)	(61.4)
Equity-based compensation expense	(70.2)	(81.0)	(145.5)	(161.4)
Interest expense, net of interest income	(26.7)	(29.5)	(54.9)	(57.1)
Restructuring and other(3)	(6.9)	(1.5)	(10.8)	(7.1)
Income before income taxes	317.0	239.1	598.9	459.1
Provision for income taxes	(76.9)	(39.2)	(144.2)	(39.7)
Net income	$240.1	$199.9	$454.7	$419.4
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

15.    Accumulated Other Comprehensive Income (Loss)
The following table presents AOCI activity in equity:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Total AOCI
Balance as of December 31, 2025	$(89.2)	$118.4	$29.2
Other comprehensive income (loss) before reclassifications	3.8	(31.0)	(27.2)
Amounts reclassified from AOCI	—	38.3	38.3
Other comprehensive income	3.8	7.3	11.1
Balance as of June 30, 2026	$(85.4)	$125.7	$40.3

Balance as of December 31, 2024	$(67.7)	$200.2	$132.5
Other comprehensive income (loss) before reclassifications	(11.0)	(51.9)	(62.9)
Amounts reclassified from AOCI	—	(33.9)	(33.9)
Other comprehensive income (loss)	(11.0)	(85.8)	(96.8)
Balance as of June 30, 2025	$(78.7)	$114.4	$35.7
________________________________
(1)Amounts shown for our foreign exchange forward contracts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI. See Note 10 for the effect on net income of amounts reclassified from AOCI related to our hedging relationships.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and related notes included in this Quarterly Report as well as our audited financial statements and related notes and the discussions and analysis in the section titled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2025 Form 10-K. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategies for our business, includes forward-looking statements involving significant risks and uncertainties. As a result of many factors, such as those set forth in "Risk Factors," actual results may differ materially from the results described in, or implied by, these forward-looking statements. See the section "Note About Forward-Looking Statements." Throughout the tables and this discussion and analysis, dollars are in millions, excluding average revenue per user (ARPU), and shares are in thousands.
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
Consolidated Second Quarter Financial Highlights
Below are our key consolidated financial highlights for the three months ended June 30, 2026, with comparisons to the three months ended June 30, 2025.
•Total revenue of $1,298.0 million, an increase of 6.6%, or approximately 6.3% on a constant currency basis(1).
•International revenue of $427.1 million, an increase of 7.9%, or approximately 7.1% on a constant currency basis(1).
•Total bookings of $1,422.1 million, an increase of 5.7%, or 5.2% on a constant currency basis(1).
•Operating income of $342.5 million, an increase of 28.6%.
•Net income of $240.1 million, an increase of 20.1%.
•Normalized EBITDA(2) of $434.1 million, an increase of 13.7%.
•Net cash provided by operating activities of $442.5 million, an increase of 16.5%.
(1) The constant currency impact is set forth in "Reconciliation of Constant Currency" below, and a further discussion of constant currency is set forth in "Quantitative and Qualitative Disclosures about Market Risk."
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue

Revenue:
Applications and Commerce	$514.8	39.7%	$463.9	38.1%	$1,013.0	39.5%	$910.3	37.7%
Core Platform	783.2	60.3%	753.7	61.9%	1,551.9	60.5%	1,501.6	62.3%
Total revenue	1,298.0	100.0%	1,217.6	100.0%	2,564.9	100.0%	2,411.9	100.0%
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	469.8	36.2%	442.3	36.3%	928.9	36.2%	882.8	36.6%
Technology and development	211.4	16.3%	214.3	17.6%	424.6	16.6%	419.6	17.4%
Marketing and advertising	89.0	6.9%	93.4	7.7%	181.3	7.1%	193.5	8.0%
Customer care	72.8	5.6%	73.5	6.0%	147.2	5.7%	144.6	6.0%
General and administrative	90.5	7.0%	96.9	8.0%	181.5	7.1%	194.0	8.0%
Restructuring and other	8.7	0.6%	0.3	—%	10.9	0.4%	2.4	0.2%
Depreciation and amortization	13.3	1.0%	30.6	2.5%	37.5	1.4%	61.4	2.5%
Total costs and operating expenses	955.5	73.6%	951.3	78.1%	1,911.9	74.5%	1,898.3	78.7%
Operating income	342.5	26.4%	266.3	21.9%	653.0	25.5%	513.6	21.3%
Interest expense	(37.4)	(2.9)%	(38.3)	(3.1)%	(75.2)	(2.9)%	(75.5)	(3.1)%
Other income (expense), net	11.9	0.9%	11.1	0.8%	21.1	0.7%	21.0	0.8%
Income before income taxes	317.0	24.4%	239.1	19.6%	598.9	23.3%	459.1	19.0%
Provision for income taxes	(76.9)	(5.9)%	(39.2)	(3.2)%	(144.2)	(5.6)%	(39.7)	(1.6)%
Net income	$240.1	18.5%	$199.9	16.4%	$454.7	17.7%	$419.4	17.4%

Non-GAAP Financial Measures, Operating Metrics and Business Metrics
In addition to our results determined in accordance with GAAP, we believe that the following non-GAAP financial measures, operating metrics and business metrics may be useful as supplements in evaluating our ongoing operational performance:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Normalized EBITDA	$434.1	$381.7	$847.6	$746.1
Annualized recurring revenue	$4,421.4	$4,181.0	$4,421.4	$4,181.0
Total bookings	$1,422.1	$1,345.3	$2,877.4	$2,762.3
ARPU	$250	$230	$250	$230

	June 30, 2026	December 31, 2025
Total customers at period end (in thousands)	20,457	20,422
Domains under management (in thousands)	81,985	80,793
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

Reconciliation of NEBITDA
The following table reconciles NEBITDA to net income, its most directly comparable GAAP financial measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$240.1	$199.9	$454.7	$419.4
Depreciation and amortization	13.3	30.6	37.5	61.4
Equity-based compensation expense	70.2	81.0	145.5	161.4
Interest expense, net of interest income	26.7	29.5	54.9	57.1
Restructuring and other(1)	6.9	1.5	10.8	7.1
Provision for income taxes	76.9	39.2	144.2	39.7
NEBITDA	$434.1	$381.7	$847.6	$746.1
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

Reconciliation of Constant Currency
A discussion of constant currency is set forth in "Quantitative and Qualitative Disclosures about Market Risk." The following table provides a reconciliation of constant currency:

Three Months Ended June 30, 2026
Revenue	$1,298.0
Constant currency adjustment	(3.6)
Constant currency revenue	$1,294.4
Revenue
We generate the majority of our revenue from sales of product subscriptions, as described in our 2025 Form 10-K. Our subscriptions can range from monthly terms to multi-annual terms of up to ten years, depending on the product. Revenue is presented net of refunds, and we maintain a reserve to provide for refunds granted to customers.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Applications and Commerce	$514.8	$463.9	$50.9	11.0%	$1,013.0	$910.3	$102.7	11.3%
Core Platform	783.2	753.7	29.5	3.9%	1,551.9	1,501.6	50.3	3.3%
Total revenue	$1,298.0	$1,217.6	$80.4	6.6%	$2,564.9	$2,411.9	$153.0	6.3%
Total revenue increased 6.6% and 6.3% for the three and six months ended June 30, 2026, respectively, due to the increases in our A&C and Core revenues, as described below:
A&C
The $50.9 million, or 11.0%, increase in A&C revenue for the three months ended June 30, 2026, and the $102.7 million, or 11.3%, increase in A&C revenue for the six months ended June 30, 2026 was due to continued customer adoption of our subscription-based products.

Core
The $29.5 million, or 3.9%, increase in Core revenue for the three months ended June 30, 2026 was driven by $22.6 million growth in domain registration and add-on revenues and $10.4 million growth in aftermarket revenue.
The $50.3 million, or 3.3%, increase in Core revenue for the six months ended June 30, 2026 was driven by $45.5 million growth in domain registration and add-on revenues and $11.9 million growth in aftermarket revenue.
Bookings
The following table presents our total bookings for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Total bookings	$1,422.1	$1,345.3	$76.8	5.7%	$2,877.4	$2,762.3	$115.1	4.2%
The $76.8 million, or 5.7%, increase in total bookings for the three months ended June 30, 2026, and the $115.1 million, or 4.2%, increase in total bookings for the six months ended June 30, 2026 were driven by continued customer adoption of our subscription-based A&C products and strength in domain registration and aftermarket.
Costs and Operating Expenses
Cost of revenue
Cost of revenue is primarily the direct costs we incur in connection with selling an incremental product to our customers. Substantially all cost primarily relates to domain registration fees, fees for third-party productivity applications, third-party commissions and payment processing fees. Similar to our billing practices, we pay domain costs at the time of purchase for the life of each subscription but recognize the costs of service ratably over the term of our customer contracts. The terms for domain costs are established by agreements between registries and registrars and can vary significantly depending on the top-level domain (TLD). We expect cost of revenue to increase in absolute dollars in future periods due to increased sales of domains and subscription-based products. However, cost of revenue may fluctuate as a percentage of total revenue, depending on the mix of products sold in a particular period.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Cost of revenue (excluding depreciation and amortization)	$469.8	$442.3	$27.5	6.2%	$928.9	$882.8	$46.1	5.2%
The 6.2% and 5.2% increases in cost of revenue for the three and six months ended June 30, 2026, respectively, were driven by the increases in revenue described above.

Technology and development
Technology and development expenses represent the costs associated with the creation, development and distribution of our products and services. These expenses primarily consist of personnel costs associated with the design, development, deployment, testing, operation and enhancement of our products, as well as costs associated with the operation of our data centers and systems infrastructure supporting those products, excluding depreciation expense. We expect technology and development expenses to decrease as a percentage of revenue due to benefits from operational efficiencies and our migration to a unified infrastructure platform.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%

Technology and development	$211.4	$214.3	$(2.9)	(1.4)%	$424.6	$419.6	$5.0	1.2%
There was no material change in technology and development expenses for the three and six months ended June 30, 2026.
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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%

Marketing and advertising	$89.0	$93.4	$(4.4)	(4.7)%	$181.3	$193.5	$(12.2)	(6.3)%
There was no material change in marketing and advertising expenses for the three months ended June 30, 2026.
The $12.2 million, or 6.3%, decrease in marketing and advertising expenses for the six months ended June 30, 2026, was attributable to the timing of discretionary advertising spend.
Customer care
Customer care expenses represent the costs to guide and service our customers, primarily consisting of personnel costs. We expect customer care expenses to fluctuate depending on the methods of customer interaction utilized as well as the level of personnel required to support our business.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%

Customer care	$72.8	$73.5	$(0.7)	(1.0)%	$147.2	$144.6	$2.6	1.8%
There was no material change in customer care expenses for the three and six months ended June 30, 2026.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%

General and administrative	$90.5	$96.9	$(6.4)	(6.6)%	$181.5	$194.0	$(12.5)	(6.4)%
There was no material change in general and administrative expenses for the three months ended June 30, 2026.
The $12.5 million, or 6.4%, decrease in general and administrative expenses for the six months ended June 30, 2026, was attributable to a $6.4 million decrease in legal and professional costs.
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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%

Depreciation and amortization	$13.3	$30.6	$(17.3)	(56.5)%	$37.5	$61.4	$(23.9)	(38.9)%
The $17.3 million, or 56.5%, decrease in depreciation and amortization expense for the three months ended June 30, 2026 was attributable to a $15.1 million decrease in amortization of intangible assets driven by certain intangible assets reaching the end of their useful lives.
The $23.9 million, or 38.9%, decrease in depreciation and amortization expense for the six months ended June 30, 2026 was attributable to a $19.5 million decrease in amortization of intangible assets driven by certain intangible assets reaching the end of their useful lives.
Interest expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%

Interest expense	$37.4	$38.3	$(0.9)	(2.3)%	$75.2	$75.5	$(0.3)	(0.4)%
There was no material change in interest expense for the three and six months ended June 30, 2026.

Other income (expense), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%

Other income (expense), net	$11.9	$11.1	$0.8	7.2%	$21.1	$21.0	$0.1	0.5%
There was no material change in other income (expense), net for the three and six months ended June 30, 2026.
Provision for income taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%

Provision for income taxes	$(76.9)	$(39.2)	$(37.7)	96.2%	$(144.2)	$(39.7)	$(104.5)	NM(1)
__________________________
(1)Not meaningful

The $37.7 million increase in provision for income taxes for the three months ended June 30, 2026 was driven by higher pre-tax book income and a decrease in excess tax benefits related to stock-based compensation.
The $104.5 million increase in provision for income taxes for the six months ended June 30, 2026 was driven by higher pre-tax book income and a decrease in excess tax benefits related to stock-based compensation. Additionally, there was a one-time benefit for the recognition of an uncertain tax position of $34.6 million during the three months ended March 31, 2025.
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
Applications and Commerce
The following table presents the results for our A&C segment for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%/bps	2026	2025	$	%/bps
Revenue	$514.8	$463.9	$50.9	11.0%	$1,013.0	$910.3	$102.7	11.3%
Segment EBITDA	$241.1	$205.8	$35.3	17.2%	$466.3	$402.7	$63.6	15.8%
Segment EBITDA Margin	46.8%	44.4%	n/a	240 bps	46.0%	44.2%	n/a	180 bps
The $35.3 million, or 17.2%, increase in A&C Segment EBITDA for the three months ended June 30, 2026 was attributed to a $50.9 million increase in revenue as described above, partially offset by an $11.2 million increase in cost of revenue.
The $63.6 million, or 15.8%, increase in A&C Segment EBITDA for the six months ended June 30, 2026 was attributed to a $102.7 million increase in revenue as described above. This increase was partially offset by a $26.4 million increase in cost of revenue and an $8.9 million increase in technology and development costs (excluding acquisition-related costs and equity-based compensation expense).

Core Platform
The following table presents the results for our Core segment for the periods indicated:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%/bps	2026	2025	$	%/bps
Revenue	$783.2	$753.7	$29.5	3.9%	$1,551.9	$1,501.6	$50.3	3.3%
Segment EBITDA	$261.9	$246.1	$15.8	6.4%	$515.4	$481.4	$34.0	7.1%
Segment EBITDA Margin	33.4%	32.7%	n/a	70 bps	33.2%	32.1%	n/a	110 bps
The $15.8 million, or 6.4%, increase in Core Segment EBITDA for the three months ended June 30, 2026 was attributed to a $29.5 million increase in revenue as described above, partially offset by a $16.1 million increase in cost of revenue.
The $34.0 million, or 7.1%, increase in Core Segment EBITDA for the six months ended June 30, 2026 was attributed to a $50.3 million increase in revenue as described above, partially offset by a $19.6 million increase in cost of revenue.
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
We believe our existing cash and cash equivalents and cash generated by operating activities will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. However, our future capital requirements will depend on many factors, including our growth rate, macroeconomic activity, the timing and extent of spending to support domestic and international development efforts, continued brand development and advertising spend, the level of customer care and general and administrative activities, the introduction of new and enhanced product offerings, the costs to support new and replacement capital equipment, the impact of legal proceedings on our liquidity, the completion of strategic acquisitions or share repurchases. Should we pursue additional strategic acquisitions or share repurchases, we may need to raise additional capital, which may be in the form of long-term debt or equity financings.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025

Net cash provided by operating activities	$914.0	$784.6
Net cash used in investing activities	(9.7)	(10.0)
Net cash used in financing activities	(828.5)	(781.7)
Effect of exchange rate changes on cash and cash equivalents	(1.2)	4.8
Net increase (decrease) in cash and cash equivalents	$74.6	$(2.3)

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
Net cash provided by operating activities increased $129.4 million driven by an increase in bookings as well as working capital movements.
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
Net cash used in financing activities increased $46.8 million driven by higher share repurchases.
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
Our long-term debt agreements contain covenants restricting, among other things, our ability, or the ability of our subsidiaries, to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes including mergers and consolidations, sell assets, make restricted payments including dividends, distributions and investments, prepay junior indebtedness and engage in operations other than in connection with acting as a holding company, subject to customary exceptions. As of June 30, 2026, we were in compliance with all such covenants and had $998.0 million available for borrowing under the Revolver.
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
Share Repurchases
In April 2025, the board approved the repurchase of up to $3.0 billion of our Class A common stock through the end of 2027 as further discussed in Note 4 to the financial statements. During the six months ended June 30, 2026, we repurchased a total of approximately 9.6 million shares of our Class A common stock, which were retired upon repurchase, for an aggregate purchase price of $833.6 million.

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
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts may fail to meet their contractual obligations. To mitigate such counterparty credit risk, we enter into contracts only with carefully selected financial institutions based upon ongoing evaluations of their creditworthiness. As a result, we do not believe we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of June 30, 2026.
Foreign Currency Risk
We manage our exposure to changes in foreign currency exchange rates through the use of foreign exchange forward contracts and cross-currency swap contracts. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and cash equivalents.
Foreign Exchange Forward Contracts
A portion of our bookings, revenue and operating expenses is denominated in foreign currencies, which are subject to exchange rate fluctuations. Our most significant foreign currency exposures are the British pound, the Canadian dollar, the Euro, the Australian dollar and the Indian Rupee. Our reported bookings, revenues and operating results may be impacted by fluctuations in foreign currency exchange rates. Fluctuations in exchange rates may also cause us to recognize transaction gains and losses in our statements of operations; such amounts were not material during the current period. As we continue to maintain a strong international presence, our exposure to fluctuations in exchange rates will increase, which may increase the costs associated with this growth. We believe constant currency information is useful in analyzing underlying trends in our business by eliminating the impact of fluctuations in foreign currency exchange rates and allows for period-to-period comparisons of our performance. Constant currency is calculated by translating bookings and revenue for each month in the current period using the foreign currency exchange rates for the corresponding month in the prior period, excluding any hedging gains or losses realized during the period.
From time-to-time, we may utilize foreign exchange forward contracts to manage the volatility of our bookings and revenue related to foreign currency transactions. These forward contracts reduce, but do not eliminate, the impact of adverse currency exchange rate fluctuations. We generally designate these forward contracts as cash flow hedges for accounting purposes. Changes in the intrinsic value of designated hedges are recorded as a component of accumulated other comprehensive income (loss) (AOCI). Gains and losses, once realized, are recorded as a component of AOCI and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. As of June 30, 2026, the realized and unrealized losses included in AOCI were $11.2 million and $1.3 million, respectively.

Cross-Currency Swaps
In order to manage variability due to movements in foreign currency exchange rates related to a Euro-denominated intercompany loan, we entered into five-year cross-currency swaps in April 2017. In March 2022, we entered into a transaction to extend the maturity of these swaps to August 31, 2027, as described in Note 10 to our financial statements. The cross-currency swaps had an aggregate amortizing notional amount of €1,128.3 million at June 30, 2026 (approximately $1,288.7 million).
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
Total borrowings under our 2031 Term Loans were $980.0 million as of June 30, 2026. The amortization rate for the 2031 Term Loans is 1.00% per annum and the 2031 Term Loans were issued at an applicable margin of (i) 1.75% for the term loans that are Secured Overnight Financing Rate (SOFR) loans and (ii) 0.75% for the term loans that are ABR loans.
Total borrowings under our 2029 Term Loans were $1,436.9 million as of June 30, 2026. The amortization rate for the 2029 Term Loans is 1.00% per annum and the 2029 Term Loans were issued at an applicable margin of (i) 1.75% for the term loans that are SOFR loans and (ii) 0.75% for the term loans that are ABR loans.
All SOFR-based interest rates under the Credit Facility are subject to a 0.0% floor.
There have been no material changes in the interest rate swaps disclosed in the 2025 Form 10-K. The interest rate swaps on the 2029 and the 2031 Term Loans had a notional amount of $1,202.8 million and $705.0 million, respectively, as of June 30, 2026.

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
Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2026 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Part II - OTHER INFORMATION
Item 1.    Legal Proceedings
There have been no material changes from the legal proceedings described in our 2025 Form 10-K, other than those described in Note 11 to our financial statements.
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
Moreover, we focus our operations on entrepreneurs, customers with new ventures and those with established small- and medium-sized businesses. We aim to grow our revenues by adding new customers, selling additional business solutions to existing customers and encouraging them to continue to use and purchase our products and services. However, our customers often have limited budgets and may choose not to allocate resources to our solutions, especially in times of economic uncertainty or recessions. In addition, varying economic conditions could result in decreases or increases in business formations or failures of businesses we serve. If this market fails to be as lucrative as we project, we are unable to market and sell our services to these businesses effectively, or we are unable to increase sales of our products to all customer segments we target, or may target in the future, our ability to grow our revenues and maintain profitability may be harmed.
If we do not successfully develop and market products that anticipate or respond timely to the needs of our customers, our business and operating results may suffer.
The markets in which we compete are characterized by constant change, innovation, frequent new product and service introductions and evolving industry standards. We expect these markets to continue to rapidly evolve, including as a result of developments in AI. Our historical success has been, in part, based on our ability to identify and anticipate customer needs and design offerings and services that provide our customers with the tools they need to start and grow their businesses. For example, we have built and continue to enhance our AI-powered offerings, most recently introducing Airo AI Builder, an AI-native experience that allows customers to build websites and applications for their businesses. In addition, we transformed the Airo platform into an agentic solution to help our customers with domain searches and naming, logo creation and website and application building. We also continue to upgrade our other offerings, including Websites + Marketing, with powerful AI-driven features and capabilities to help customers create and manage their presence more efficiently and effectively.
We must continue to identify our customers' needs and develop new and enhanced solutions, tools and technologies to maintain our competitive position, including solutions and tools powered by AI. The process of developing new solutions, tools, offerings and enhancements is complex, uncertain and can be costly. Additionally, our ability to successfully develop and commercialize new solutions, tools, and offerings particularly those designed to support or utilize emerging technologies such as AI-driven or agent-based systems, may depend on the adoption of such technologies and the willingness of third-party platforms, developers and partners to interoperate and integrate with and support these solutions. Any new solutions, tools, offerings, enhancements or technology advancements could fail to attain meaningful customer acceptance for many reasons, some of which may be unknown to us, but may include:
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
•general satisfaction of our customers;
•changing regulatory requirements adversely affecting our offerings; and
•poor macroeconomic or business conditions that affect our customers.
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
We are increasingly using new and rapidly evolving technologies, such as generative and agentic AI to, among other things, develop new tools and solutions, add new features in our existing solutions and enhance our own business operations. There are significant risks involved in the development, adoption, use, deployment and maintenance of AI, and AI may also exacerbate existing risks, such as potential increases in intellectual property infringement or misappropriation claims, privacy, data protection, cybersecurity, confidentiality, operational and technological risks, as well as risks associated with harmful content, accuracy, bias and discrimination, any of which could affect our further development, adoption, use, deployment and maintenance of AI. We are also increasingly developing and deploying agentic AI workflows and agents that operate with greater autonomy, which may be deployed to perform tasks and make predictions, among other things. In addition to the risks discussed above, these agentic systems and agents, in particular due to the autonomous nature of the technology, could act in ways that present additional risks, including unintended or unauthorized actions, errors, hallucinations, and increased difficulty in predicting, supervising and controlling agentic behavior. Our development, deployment and use of AI technologies, including agentic systems and agents, in new and existing solutions and within our business operations may result in governmental or regulatory scrutiny, litigation, ethical concerns, increases in research and development or other costs or other complications that are not yet known to us, each of which could adversely affect our business, reputation or financial results.
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
Technologies related to our customers' Identity and Presence, including domain names, websites, website building, social media, search engines, apps, mobile devices and AI-powered tools and services have rapidly evolved and continue to evolve. This continued evolution could negatively impact the demand for certain of our products and services, including domain names, aftermarket, websites and website building tools or email and productivity solutions. For example, the domain name registration market continues to evolve and adapt to changing technologies, which has included, and may in the future include, changes in the administration and operation of the internet, including the creation and institution of alternate systems for directing internet traffic without using the existing domain name registration system, or fundamental changes in the domain name resolution protocol used by web browsers and other internet applications. Additionally, technological changes to web browsers or internet search could reduce demand for domain names. If internet users' preferences or practices shift away from recognizing and relying on web addresses or they were to significantly decrease their use of web browsers in favor of apps or AI-based tools to locate and access content, demand for our Identity-based solutions, including domain names in the gTLDs we operate could be negatively affected.
Similarly, our customers and their businesses rely heavily on tools and solutions that help them manage and grow their Presence, including dedicated websites and online stores, as well as various social media channels, such as Meta, TikTok, Snapchat, X and WeChat. As reliance on social media channels, applications and AI-powered tools increases, domain names, websites and online stores and marketplaces may become less prominent, and their value may decline. We, and our customers, are also dependent on the interoperability of our offerings with and within these channels, applications and mobile devices. If we are unable to effectively integrate our solutions with and within these channels and applications or on these devices, we may lose market share.
In addition, advances in AI, including tools that enable customers to create, modify, and deploy websites, applications or digital experiences using AI-powered platforms, including those that utilize natural language or other high-level inputs rather than traditional development workflows, may alter customer expectations and behavior with respect to website creation, hosting and management. If customers increasingly rely on third-party AI platforms, closed ecosystems or other competing services, demand for our website building tools, hosting products, domain names or related services could decline or pricing pressure could increase, either of which could materially and adversely affect our business.
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
Some of our current and potential competitors could have greater resources, more brand recognition and awareness, more diversified product offerings, greater international scope and larger customer bases than we do, and we may therefore not be able to effectively compete with them. In addition, some of our competitors may seek to disrupt the market by offering their services and products at lower or no cost at all. If our competitors decide to devote greater resources to the development, promotion and sale of products in the markets in which we compete, or if the products offered by these companies are more attractive to, lower cost or better meet the evolving needs of our customers, our market share, growth prospects and operating results may be adversely affected.
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
From time to time, we have changed our overall pricing model and the various price points of our solutions, and we expect to do so in the future. However, no assurance can be given that any new pricing model or price points will be optimal and changes in our price points or pricing model have and could result in a loss, decrease or slowing of our total customers or total bookings. In addition, our competitors have in the past implemented, and may in the future implement, various pricing and bundling strategies, including discounts and reductions in price, which may be similar to or more attractive than our own. Individuals as well as small- and medium-sized businesses have been and could be sensitive to price increases or swayed by different price points offered by our competitors. If changes in our pricing model or price points are unsuccessful, or the strategies of our competitors are more successful than our own, we may be unable to attract new customers or retain our existing customers and we may be required to reduce prices or make other changes to our pricing model to remain competitive. Any of these developments could negatively impact our business, financial condition and results of operations.
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
We continue to work to increase the breadth and scope of our business, operations and our solutions, tools and offerings. To support future growth, we must continue to improve our information technology and financial infrastructure, operating and administrative systems and our ability to effectively manage headcount, capital and processes. For example, we have made, and may make in the future, significant investments in product development, corporate infrastructure, technology and development, software systems and data center resources, marketing and our GoDaddy Guides. Additionally, we have incurred, and expect to continue to incur, expenses related to our investments in our international business and operations, such as (i) our offerings and marketing presence in Europe, Australia, Canada and India, and (ii) our marketing spend to attract new customers, such as WebPros and Independents in non-U.S. markets. We are likely to recognize the costs associated with these actions earlier than some of the anticipated benefits, and the return on these actions may be lower or may develop more slowly than we expect. If we do not achieve the benefits anticipated from these actions, or if the achievement of these benefits is delayed, our operating results may be adversely affected.
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
As part of our business strategy, we routinely evaluate opportunities that we believe could complement or supplement our business and address the needs of our customers, including possible acquisitions or investments in companies, talent, products, intangible assets or technologies, and for potential joint ventures, new lines of business or other strategic investments. Such transactions could result in unforeseen operating difficulties and expenditures and could involve a number of risks, such as:
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
We have experienced, and may in the future experience, system failures and outages disrupting the operation of our websites or our products such as web-hosting and email, or the availability of our customer care operations. Our revenue depends on the volume of traffic to our websites, the number of customers whose websites we host on our servers and the availability of our customer care operations. Accordingly, the performance, reliability and availability of our websites and servers for our corporate operations and infrastructure, as well as in the delivery of products to customers, are critical to our reputation and our ability to attract and retain customers. Any such system failure or outage could generate negative publicity, which could negatively impact our reputation and financial results. As we continue to transition many of our services to Amazon Web Services (AWS) to host our products, we have become, and may further become, more dependent on AWS and other third parties to accommodate the traffic to our websites and those of our customers.
We continually work to expand and enhance our website features, invest in the underlying technology and infrastructure to accommodate current levels of and potential increases in (i) the volume of traffic on our godaddy.com and affiliated websites, (ii) the number of customer websites we host and (iii) our total customers. We may be unable to project accurately the rate or timing of these increases or to successfully allocate resources to address such increases, which could have a negative impact on customer experience and our financial results. In the future, we may be required to allocate additional resources, including spending substantial amounts to build, purchase or lease data centers and equipment and upgrade our technology and network infrastructure to handle increased customer traffic, as well as increased traffic to customer websites we host. We also expect to increasingly rely on third-party cloud computing and hosting providers, such as AWS, as we transition services to the public cloud. We cannot predict whether we will be able to continue to add network capacity from third-party suppliers as we require it. In addition, our network or our suppliers' networks might be unable to achieve or maintain data transmission capacity high enough to process orders or download data effectively or in a timely manner. Our failure, or our suppliers' failure, to achieve or maintain high data transmission capacity could significantly reduce demand for our products. The property and business interruption insurance coverage we carry may be subject to fact-dependent and incident-specific exclusions or may not be adequate to compensate us fully for losses that may occur.
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
If we or our external business partners were to experience an event that caused a system outage, disruption or degradation, or if a transition among data centers or service providers or an upgrade or maintenance session encountered unexpected interruptions, unforeseen complexity or unplanned disruptions, our products and services may not be available to customers or may not be delivered reliably and stably. In addition, if our agreements for our data centers and with our service providers are terminated, if we are unable to renew such agreements on commercially reasonable terms or at all, or if the service providers close the facilities or cease providing the services on which we rely, we may be required to transfer to a new service provider, and our agreements may not provide us with adequate time to transfer operations to a new facility in the event of a termination. As a result, our reputation and brand may be harmed, engagement with our products and services may be reduced, and our revenue and profitability could be negatively impacted. We do not have redundancy for all our business systems and applications, some of which remain hosted by only one of our data centers, and although we have disaster recovery planning in place, it may not account for all eventualities. In addition, we may have limited remedies against these third parties in the event of service disruptions. If third parties are unable to perform these functions on our behalf because of service interruptions or extended outages, or because those services are no longer available on commercially reasonable terms, our expenses could increase and our customers' use of our products could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business.
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
Our operations depend on our ability to protect our information systems against interruption, a breach of confidentiality, or other damage from cybersecurity threats and incidents. Our large size and global computer network expose us to a wide variety of cybersecurity threats that include cyber-attacks from individuals, organized crime groups, nation-state sponsored organizations, and others (collectively, threat actors), including attacks that may leverage AI systems to identify and exploit previously unknown or undetected vulnerabilities. These cyberattacks can take many different forms, including but not limited to deploying malicious software, exploiting hardware and software vulnerabilities, social engineering, or other actions to gain access to our systems and data or disrupt our operations. For example, we have experienced, and may continue to experience, an increase in social engineering attacks and have experienced unauthorized access to certain of our systems. In addition, with the evolution of advanced AI models, including frontier models, we are observing an increase in AI-assisted cyberthreats targeting enterprises and customers across the industry, including AI-assisted compromise of widely used open source and supply chain components, phishing, credential theft, identity fraud, domain name transfer attempts and account takeover attempts. These techniques may be used to obtain unauthorized access to customer accounts, initiate fraudulent domain name transfers or changes to account information, circumvent identity verification procedures, or otherwise facilitate fraud against us or our customers. While to date these incidents have not been material and we continue to invest in our cybersecurity defenses, we cannot guarantee that our defenses (or those of our third-party service providers) will be sufficient to prevent a material incident in the future. The increasing use of AI in techniques employed by threat actors, as well as increasing prominence of agentic systems that act autonomously, could present additional risks and could increase the risk of successful attacks that may overwhelm our protection systems faster than we can effectively respond.
In addition to threats from external threat actors, we face internal cybersecurity threats related to our own operations. These threats include human error, intentional misconduct, or accidental failures, including when using authorized or unauthorized third-party LLM providers and AI systems. We have experienced, and may continue to experience, internal cybersecurity incidents as a result of conduct within our organization. While to date these incidents have not been material and we continue to invest in our cybersecurity defenses to detect such incidents, we cannot guarantee that our defenses (or those of our third-party service providers) will be sufficient to prevent an insider from causing unauthorized disruption or access to our systems or data.
If security of our supply chain is compromised, upstream providers of such software/hardware are unable to address threats in a timely manner and/or our cybersecurity defenses are insufficient to prevent a cybersecurity incident, we may experience significant data loss or exposure, business disruption, substantial costs, reputational harm, and liability. Any actual or suspected cybersecurity incident may disrupt our business by, among other things, making our network, systems and services partially or totally unavailable or by destroying, corrupting, exposing, or otherwise unlawfully processing data necessary for us or our customers to conduct business. An actual or suspected cybersecurity incident impacting our systems or those of third-party providers, including LLM providers and AI system providers, also may cause us to incur a wide range of costs, including but not limited to acquiring new hardware and software to repair our systems or remediate the effects of the incident, retaining external consultants, and providing notice to affected customers, individuals, and government authorities. A cybersecurity incident also may cause reputational harm if, for example, customers believe we are unable to protect our systems or their data (including sensitive, confidential, proprietary, and personal data). Finally, we have been and in the future may be subject to litigation or governmental investigations relating to our failure to prevent a cybersecurity incident.
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
System and process failures related to our domain name registration service may result in inaccurate and incomplete information in our domain name database. Despite testing, system and process failures, cybersecurity threats and other vulnerabilities may remain undetected or unknown, which could result in compromised customer data, loss of or delay in revenues, failure to achieve market acceptance, injury to our reputation, increased product costs or other negative impacts, any of which could harm our business. Furthermore, the requirements for registering and maintaining domain names, including those relating to registration data accuracy, cybersecurity, international trade and sanctions compliance and other regulatory obligations, vary from registry to registry and by jurisdiction, each of which is subject to change from time to time. For example, the E.U.'s Network Information Security 2 Directive (the NIS2 Directive) requires, among other things, that registries and entities providing domain name registration services adopt policies and procedures, including verification procedures, to ensure that such entities maintain accurate and complete domain name registration data in their domain name databases. The NIS2 Directive is in the process of being transposed into E.U. member states' respective national laws. We cannot guarantee we will be able to readily adopt and comply with the varying registry and jurisdictional requirements as they arise. Our failure or inability to properly register or maintain our customers' domain names or comply with applicable laws, rules or regulations relating to domain name registration or maintenance might result in significant expenses and subject us to additional liability, regulatory action, claims of loss or negative publicity, which could harm our business, brand and operating results.
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
Competition for highly skilled personnel, particularly employees with technical and engineering skills, is frequently intense. Additionally, our ability to recruit global talent may be affected by U.S. immigration laws and policies, including those governing H-1B and other employment-based visas. Demand for employment-based visas continues to exceed the number of visas available annually under the statutory cap. In addition, new or modified immigration laws, regulations, policies or agency practices, as well as processing delays or increased compliance costs, could affect the availability or timing of employment-based visas and our ability to recruit, hire and retain qualified skilled personnel, which could adversely impact our business, operating results and financial condition.
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
We release guidance in our quarterly earnings webcasts, quarterly earnings releases or otherwise, based on forecasts by management, which are necessarily speculative in nature and subject to assumptions and inherent challenges in measurement. Our guidance may vary materially from actual results for a variety of reasons, including that our estimates and assumptions prove to be inaccurate. If our revenue, bookings or other operating results, or the rate of growth of our revenue, bookings or operating results, fall below the expectations of our investors or securities analysts, or below any forecasts or guidance we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met our own or other publicly stated financial forecasts. Our failure to meet our own or other publicly stated financial forecasts, or failure to meet securities analyst or investor expectations even when we meet our own forecasts, could cause our stock price to decline and expose us to lawsuits, including securities class action suits. Such litigation could impose substantial costs and divert management's attention and resources.
We may not be able to maintain profitability in the future.
We had net income of $875.0 million, $936.9 million and $1,375.6 million for the years ended December 31, 2025, 2024 and 2023 respectively. While we have experienced revenue growth over these periods, we may not be able to sustain or increase our growth or maintain profitability in the future or on a consistent basis. We have in the past, and may in the future, experience lower growth rates in customer demand due to factors including inflation, foreign currency headwinds and other factors that may not be known to us at this time. We have incurred substantial expenses and expended significant resources to market, promote and sell our products. We also expect to continue to invest for future growth and to expand our offerings. In addition, as a public company, we expect to continue to incur significant accounting, legal and other expenses in the future. Furthermore, we have incurred in recent periods, and may incur in future periods, large expenses which are not recurring, but which nonetheless negatively impact our operating results.

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

•governments, via ICANN's Governmental Advisory Committee, may seek greater influence over ICANN policies and contracts with registrars and registries and may advocate changes that may adversely affect our business;
•international regulatory or governing bodies may gain increased influence over the management and regulation of the domain name registration system, leading to increased regulation in areas such as taxation, privacy, data protection, cybersecurity, international trade and sanctions compliance, content regulation and the monitoring of our customers' hosted content;
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
•multi-party review panels established by ICANN's Bylaws may take positions unfavorable to our business; and
•changes in ICANN leadership could introduce uncertainty that could delay or postpone programs, such as the current application round for new generic TLDs (gTLD), and that could have a material impact on our business.
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
In addition, due to changes in privacy and data protection laws, rules and regulations around the world, ICANN and its stakeholders have modified their policies, procedures and contracts related to how registrars collect, store, transmit, publish or otherwise process the personal information of domain name registrants in publicly accessible directories. We continue to work with ICANN and our industry counterparts to reconcile conflicts and inconsistencies with such laws, rules and regulations. If ICANN is unable to maintain policies, procedures and contracts consistent with applicable privacy and data protection laws and regulations, our efforts to comply with applicable laws may cause us to violate our existing ICANN contractual obligations. As a result, we could experience difficulties in selling domain name registrations and keeping our existing customer domain names under management, which could have a material adverse effect on our operations and revenue.

In addition to the above, courts and regulators in certain jurisdictions have adopted, and may continue to adopt, broad or evolving interpretations of the obligations of domain name registrars and registries. Such interpretations may include, among other things, disclosure of registrant information, restrictions on the availability or promotion of certain domain names, limitations on privacy or proxy services, requirements to implement intellectual property protection or anti-fraud measures (including Know Your Customer requirements), and compliance with local court orders, sanctions, export control obligations or other enforcement requests, including in cross-border contexts. Compliance with such interpretations, or with inconsistent or conflicting legal requirements across jurisdictions, may increase our costs, require operational changes, limit certain product offerings or expose us to increased litigation, regulatory scrutiny, fines, penalties or enforcement actions, including restrictions on our ability to operate or offer services in certain markets. For more information, please refer to the risk factor "Our business could be affected by new laws, rules, regulations or court orders regarding the internet."
ICANN periodically authorizes the introduction of new TLDs. A delay in access to new TLDs could adversely impact our business, results of operations and reputation.
ICANN has periodically authorized the introduction of new TLDs and made domain names related to them available for registration. In 2012, ICANN significantly expanded the number of gTLDs through the first application round of its Expansion Program. This resulted in the delegation of new gTLDs in 2014. ICANN introduced a new gTLD program, the New gTLD Program: 2026 Round (the "2026 Round"), which opened for applications on April 30, 2026. Although the application window closes in August 2026, other phases, including objections, evaluations, contracting and delegation are expected to extend into 2027 and early 2028.
Our competitive position depends in part on our ability to gain access to and meaningfully participate in new TLD opportunities, including the 2026 Round. A significant portion of our business relies on our ability to sell domain name registrations to our customers, and any limitations on our access to newly created TLDs, whether as a registrar, a registry operator or a provider of backend registry and other related services, could adversely impact our ability to sell domain name registrations to customers, and, in turn, could adversely impact our business. Furthermore, GoDaddy Registry could also be adversely impacted by delays in, or the timing of, the 2026 Round or any future gTLD application rounds. Although we expect to continue to sell and pursue operator rights for new gTLDs as they are introduced, our ability to obtain these rights, gain contracts to provide backend registry services, or sell new domain name registrations to our customers may be adversely impacted if the 2026 Round does not proceed on ICANN's stated timeline, or if we are unable to obtain these rights or gain these contracts for any newly delegated gTLDs, our business and the financial and operational aspects of our business may be harmed. In addition, if the 2026 Round is delayed for any reason, including as a result of the timing of the policy implementation work or as a result of other governmental, regulatory or jurisdiction-specific requirements or delays, the reputation of the industry and our business and the financial and operational aspects of our business may be harmed.
The relevant domain name registry and ICANN impose a charge upon each registrar for the administration of each domain name registration. If these fees increase, it would have a significant impact upon our operating results.
Each registry typically imposes a fee in association with the registration of a domain name. For example, VeriSign, Inc. (Verisign) the registry for .com and .net, has a current annual list prices of $10.26 and $11.66 for .com and .net registrations, respectively, and ICANN charges $0.20 for most domain names registered in the gTLDs within its purview. In addition, Verisign, which operates the .com and .net gTLDs under registry agreements with ICANN and, with respect to the .com gTLD, a Cooperative Agreement with the U.S. Department of Commerce, has previously been given the right to annually increase prices, subject to certain limitations, and it has done so several times in recent years, including to the current .com list price of $10.26 and the upcoming increase to $10.97 effective November 1, 2026. If fees continue to increase, costs to our customers could become higher, which could have an adverse impact on our results of operations. We have no control over ICANN, Verisign or other domain name registries and cannot predict their future fee structures.
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
Various jurisdictions have enacted laws that impose requirements related to online safety, content moderation, transparency and advertising practices. For example, the European Union's Digital Services Act (DSA) imposes requirements related to notice and takedown obligations, transparency, advertising restrictions, reporting obligations, and content moderation processes. Other frameworks, such as Germany's NetzDG and the UK's Online Safety Act (OSA), also establish requirements related to the handling of online content. These and similar regulatory regimes may subject us and certain of our services to additional oversight, including audits and reporting requirements, and non-compliance could result in enforcement measures or fines. In addition, aspects of the DSA, OSA and other new, existing and emerging laws concerning online safety, content moderation and transparency, including at the state and federal levels in the U.S., remain unclear or subject to evolving regulatory guidance and interpretation, and we may be required to modify our policies and practices further in an effort to comply with them. Moreover, regulatory regimes are becoming increasingly fragmented and may diverge or conflict across jurisdictions, making cross-border compliance more complex.
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
Notwithstanding the exculpatory language of these bodies of law, the activities of our customers have resulted in, and may in the future result in, threatened or actual litigation against us. Although the ACPA, DMCA, CDA and relevant U.S. case law have generally shielded us from liability for customer activities to date, court rulings in pending or future litigation or future regulatory or legislative amendments may narrow the scope of protection afforded us under these laws. Additionally, neither the DMCA nor the CDA generally provides protection from claims of trademark violations and therefore, do not shield us from liability for claims under the Lanham Act or other similar laws. Furthermore, there have been, and continue to be, various congressional, state, judicial and executive efforts to narrow, reinterpret, remove or restrict the scope of the protections available under Section 230 of the CDA, which could narrow, condition or repeal existing statutory liability protections which, if successful could decrease our current protections from liability for third-party content and increase our litigation costs. For example, the Stop Enabling Sex Traffickers Act and the Allow States and Victims to Fight Online Sex Trafficking Act may limit the immunity previously available to us under the CDA, which could subject us to investigations or penalties if our customers' activities are deemed illegal or inappropriate. Furthermore, the DSA could negatively impact the scope of the limited immunity provided by the E-Commerce Directive in the E.U. If claims brought against us under these or similar laws are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.
Additionally, in May 2025, the U.S. federal government enacted the 'Take It Down Act,' which establishes mandatory takedown procedures for non-consensual intimate images and other specified content. Under the act, online platforms and service providers may be required to respond to verified takedown requests from individuals and remove or restrict access to such content. Failure to comply with applicable obligations under the Act could subject us to civil liability, fines, regulatory enforcement or other legal or compliance obligations. Moreover, because we do not generally pre-screen customer content, we may face challenges in meeting the compliance timelines or verification obligations set forth in the act, particularly if customer content is stored on distributed systems, served via third-party integrations or otherwise difficult to identify and remove promptly. Similar notice-and-takedown and online safety obligations have been enacted or proposed in other jurisdictions, and additional laws may impose differing or inconsistent compliance obligations across the jurisdictions in which we operate.
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
We are, and from time to time we may become, subject to litigation, arbitration, governmental investigations and other legal proceedings, including matters involving employment, intellectual property, commercial disputes, antitrust and competition, privacy, cybersecurity, advertising, consumer protection, securities laws and online platform operations as well as stockholder derivative actions, class actions, mass arbitrations and other proceedings. For example, we have faced, and may continue to face in the future, claims related to the Fair Labor Standards Act, the California Private Attorneys General Act (PAGA), the Telephone Consumer Protection Act, the Americans with Disabilities Act, the California Invasion of Privacy Act (CIPA), state privacy laws, and similar federal, state and international consumer protection statutes, including the Brazil Consumer Protection Code. We have also been involved in putative class action lawsuits, including lawsuits alleging violations of the Telephone Consumer Protection Act, the Fair Labor Standards Act and PAGA. Class action plaintiffs in particular often seek substantial statutory damages and attorneys' fees, and demand changes to our products, features or business practices. Although the results of any such current or future litigation, regardless of the underlying nature of the claims, cannot be predicted with certainty, the final outcome of any current or future claims or lawsuits we face could adversely affect our business, financial condition and results of operations. Any negative outcome from claims or litigation, including settlements, could result in payment of substantial monetary damages or fines, attorneys' fees or costly and significant and undesirable changes to our products, features, marketing efforts or business practices. As we have expanded our international business, we have experienced an increase in litigation occurring outside of the U.S., due in part to laws, rules and regulations in certain countries and legal systems with limited experience with claims related to the domain industry. Defending such litigation is costly and time consuming. The outcome of such litigation may not be the same as similar litigation in the U.S., which may have an adverse effect on our business, financial condition and results of operations.
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
As of June 30, 2026, we had 371 issued patents in the U.S. and other countries covering various aspects of our product offerings. Additionally, as of June 30, 2026, we had 34 pending U.S. and international patent applications and intend to file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations or in certain jurisdictions, and may choose to abandon patents that are no longer of strategic value to us, in each case even if those innovations have financial value to us. In addition, under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative processes or litigation. In addition, issuance of a patent does not assure that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.
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
As of June 30, 2026 we had 530 registered and 31 pending trademarks in jurisdictions including the U.S., E.U., UK, China and Germany. We have also registered, or applied to register, the trademarks associated with several of our leading brands in the U.S. and in certain other countries, including for our "Go" logo, "GoDaddy Airo" and "Airo." Competitors and others may have adopted, and in the future may adopt, tag lines or service or product names similar to ours, which could impede our ability to build our brands' identities and possibly lead to confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered and common law trademarks or trademarks incorporating variations of the terms or designs of one or more of our trademarks and opposition filings made when we apply to register our trademarks.
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
We operate in multiple jurisdictions and engage employees, contractors and third parties around the world, which increases the complexity of compliance with applicable anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, the UK Bribery Act 2010, and other anti-corruption and anti-bribery laws that generally prohibit bribery, corruption and other improper payments or benefits involving government officials, political parties, state-owned enterprises, commercial counterparties and other recipients. Differences in local laws, business practices and enforcement approaches, as well as evolving regulatory expectations, may increase compliance costs and enforcement risk. While we maintain policies, controls and training programs designed to promote compliance with applicable anti-bribery and anti-corruption requirements, these measures may not prevent or detect all improper conduct by employees or third parties for which we could be held responsible. If we are found to have violated anti-bribery or anti-corruption laws, we could be subject to civil or criminal penalties, monetary fines, remediation requirements and reputational harm, which could adversely affect our business, operating results and growth prospects. In addition, responding to investigations or enforcement actions could require significant management time and result in substantial legal and professional costs, resources and significant defense costs and other professional fees.
Changes in taxation laws, rules and regulations may discourage the registration or renewal of domain names for e-commerce.
Due to the global nature of the internet, it is possible that any U.S. or foreign federal, state or local taxing authority might attempt to regulate our transmissions or levy transaction, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are regularly reviewing the appropriate treatment of companies engaged in e-

commerce. New or revised international, federal, state or local tax regulations may subject either us or our customers to additional sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on e-commerce. New or revised taxes, particularly sales and other transaction taxes, would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the internet. New taxes could also create significant increases in internal costs necessary to capture data and to collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations.
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
In the past, our board of directors has approved the repurchase of shares of our common stock. In August 2023, our board of directors approved the repurchase of up to an additional $1,000.0 million of our common stock. Such approval was in addition to the amount remaining available for repurchases under prior approvals of our board of directors, such that our total approved authority under the program is $4.0 billion of shares of our common stock through 2025. Subsequently, in April 2025, our board of directors approved the repurchase of up to an additional $3.0 billion of our common stock through the end of 2027. Under this or any other future share repurchase program, we may make share repurchases through a variety of methods, including open market share purchases, accelerated share repurchase programs, block transactions or privately negotiated transactions, in accordance with applicable federal securities laws. This authorization does not obligate us to make any repurchases and may be modified, suspended or terminated by us at any time without prior notice. During the six months ended June 30, 2026, we repurchased shares of our common stock, which were retired upon repurchase, for an aggregate purchase price of $833.6 million. Future share repurchase programs may have no time limit, may not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
The existence of this or any future share repurchase program could cause our stock price to be higher than it otherwise would be and could potentially reduce the market liquidity for our stock. Although these programs are intended to enhance long-term stockholder value, there is no assurance they will do. The market price of our common stock has in the past, and may in the future, fluctuate significantly during the term of our share repurchase program, including declining below the levels at which we repurchased shares of our common stock. Short-term stock price fluctuations could reduce the effectiveness of our current or future share repurchase programs.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Information regarding share repurchases is also provided in Note 4 to our financial statements included in Part 1, Item 1 of this Quarterly Report and is incorporated herein by reference. Share repurchases during the three months ended June 30, 2026 were as follows:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs (in millions)
April 1 - April 30	288	$79.47	288
May 1 - May 31	2,583	$87.75	2,583
June 1 - June 30	3,736	$81.46	3,736
Total	6,607		6,607	$1,331.6
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
On May 29, 2026, Leah Sweet, member of our Board of Directors, adopted a 10b5-1 trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 10b5-1 trading plan provides for the sale of an aggregate of 650 shares of the company's common stock between August 28, 2026 and August 28, 2027.
On June 3, 2026, Mark McCaffrey, our Chief Financial Officer, amended his previously adopted 10b5-1 trading plan. The amendment amends the plan to provide for the sale of up to an aggregate of 8,000 shares of the company's common stock between September 2, 2026 and September 2, 2027.
On May 29, 2026, Jared Sine, our Chief Strategy and Legal Officer, adopted a 10b5-1 trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 10b5-1 trading plan provides for the sale of up to an aggregate of 17,000 shares of the company's common stock between August 28, 2026 and August 28, 2027.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1+	GoDaddy Inc. Amended and Restated 2024 Omnibus Incentive Plan	8-K	001-36904	10.1+	6/5/2026
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	The certifications attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of GoDaddy Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
+	Indicates a compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GODADDY INC.

Date:	July 30, 2026	/s/ Mark McCaffrey
Mark McCaffrey
Chief Financial Officer