Form 10-Q
period 2026-09-30
GoDaddy Inc.
filed 2026-10-30
CIK 1609711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                         ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☒
As of October 23, 2026, there were 121,274,701 shares outstanding of GoDaddy Inc.'s Class A common stock, $0.001 par value per share.

GoDaddy Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2026

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this Quarterly Report), including the sections titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors," contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, involving substantial risks and uncertainties. The words "believe," "may," "will," "potentially," "plan," "could," "should," "predict," "ongoing," "estimate," "continue," "anticipate," "intend," "project," "expect," "seek," or the negative of these words, or terms or similar expressions conveying uncertainty of future events or outcomes, or that concern our expectations, strategy, plans or intentions, are intended to identify forward-looking statements. Forward-looking statements involve risks, uncertainties and other important factors that could cause actual results to differ materially from those projected, anticipated, or expected. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements discussed under the heading "Risk Factors" in Part II, Item 1A, and in our publicly available filings and press releases. These statements include, among other things, those regarding:
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
•our ability to comply with laws, rules and regulations currently applicable to, or which may become applicable to, our business both in the United States (U.S.) and internationally;
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
iii

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
GoDaddy Inc.
Consolidated Balance Sheets
(In millions, except shares in thousands and per share amounts)

	September 30,	December 31,
	2026	2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,119.8	$1,080.9
Accounts and other receivables	92.9	83.1
Registry deposits	35.7	43.9
Prepaid domain name registry fees	537.5	512.2
Prepaid expenses and other current assets	145.1	120.8
Total current assets	1,931.0	1,840.9
Property and equipment, net	141.3	145.4
Operating lease assets	55.4	41.9
Prepaid domain name registry fees, net of current portion	253.2	241.2
Goodwill	3,602.1	3,633.3
Intangible assets, net	962.7	986.3
Deferred tax assets	845.7	1,052.6
Other assets	115.7	93.3
Total assets	$7,907.1	$8,034.9
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$126.3	$67.5
Accrued expenses and other current liabilities	485.2	528.7
Deferred revenue	2,536.7	2,384.2
Long-term debt	14.9	15.1
Total current liabilities	3,163.1	2,995.5
Deferred revenue, net of current portion	995.1	934.9
Long-term debt, net of current portion	3,756.4	3,765.2
Operating lease liabilities, net of current portion	70.7	62.0
Other long-term liabilities	60.6	62.2
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.001 par value - 50,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.001 par value - 1,000,000 shares authorized; 122,328 and 134,737 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	0.1	0.1
Additional paid-in capital	3,209.1	2,975.2
Accumulated deficit	(3,394.9)	(2,789.4)
Accumulated other comprehensive income	46.9	29.2
Total stockholders' equity (deficit)	(138.8)	215.1
Total liabilities and stockholders' equity	$7,907.1	$8,034.9
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Operations (unaudited)
(In millions, except shares in thousands and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Applications and Commerce	$524.3	$481.0	$1,537.3	$1,391.3
Core Platform	817.5	784.3	2,369.4	2,285.9
Total revenue	1,341.8	1,265.3	3,906.7	3,677.2
Costs and operating expenses(1):
Cost of revenue (excluding depreciation and amortization)	498.8	468.3	1,427.7	1,351.1
Technology and development	210.6	210.5	635.2	630.1
Marketing and advertising	91.7	92.0	273.0	285.5
Customer care	70.8	72.6	218.0	217.2
General and administrative	91.7	91.3	273.2	285.3
Restructuring and other	3.0	5.5	13.9	7.9
Depreciation and amortization	12.7	28.4	50.2	89.8
Total costs and operating expenses	979.3	968.6	2,891.2	2,866.9
Operating income	362.5	296.7	1,015.5	810.3
Interest expense	(37.7)	(38.3)	(112.9)	(113.8)
Other income (expense), net	7.8	8.6	28.9	29.6
Income before income taxes	332.6	267.0	931.5	726.1
Provision for income taxes	(70.8)	(56.5)	(215.0)	(96.2)
Net income	$261.8	$210.5	$716.5	$629.9
Net income per share of Class A common stock:
Basic	$2.09	$1.53	$5.52	$4.53
Diluted	$2.08	$1.51	$5.49	$4.44
Weighted-average shares of Class A common stock outstanding:
Basic	125,079	137,159	129,792	139,176
Diluted	125,696	139,073	130,544	142,007
___________________________
(1) Costs and operating expenses include equity-based compensation expense as follows:
Cost of revenue	$0.3	$0.3	$1.0	$0.9
Technology and development	34.9	42.5	110.7	127.0
Marketing and advertising	5.4	8.3	17.5	25.0
Customer care	4.5	5.4	14.6	16.2
General and administrative	22.2	23.1	69.0	71.9
Total equity-based compensation expense	$67.3	$79.6	$212.8	$241.0
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Comprehensive Income (unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$261.8	$210.5	$716.5	$629.9
Foreign exchange forward contracts gain (loss), net(1)	5.5	11.6	16.0	(44.5)
Unrealized swap gain (loss), net(1)	(1.7)	(6.9)	(4.9)	(36.6)
Change in foreign currency translation adjustment(1)	2.8	(5.1)	6.6	(16.1)
Comprehensive income	$268.4	$210.1	$734.2	$532.7
___________________________
(1) Amounts are net of the provision (benefit) for income taxes reflected below:
Foreign exchange forward contracts gain (loss), net	$1.6	$3.4	$4.8	$(13.5)
Unrealized swap gain (loss), net	$(0.5)	$(2.0)	$(1.5)	$(11.0)
Foreign currency translation adjustment (net investment hedges)	$1.3	$1.0	$5.4	$(19.1)
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Consolidated Statements of Stockholders' Equity (Deficit) (unaudited)
(In millions, except shares in thousands)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 31, 2025	134,737	$0.1	$2,975.2	$(2,789.4)	$29.2	$215.1
Net income	—	—	—	214.6	—	214.6
Equity-based compensation, including amounts capitalized	—	—	75.9	—	—	75.9
Repurchases of Class A common stock(1)	(2,952)	—	—	(281.7)	—	(281.7)
Impact of derivatives, net	—	—	—	—	10.2	10.2
Change in foreign currency translation adjustment	—	—	—	—	0.9	0.9
Vesting of restricted stock units and other	873	—	2.3	—	—	2.3
Balance at March 31, 2026	132,658	0.1	3,053.4	(2,856.5)	40.3	237.3

Net income	—	—	—	240.1	—	240.1
Equity-based compensation, including amounts capitalized	—	—	70.8	—	—	70.8
Repurchases of Class A common stock(1)	(6,607)	—	—	(558.6)	—	(558.6)
Issuance of Class A common stock under employee stock purchase plan	227	—	16.8	—	—	16.8
Impact of derivatives, net	—	—	—	—	(2.9)	(2.9)
Change in foreign currency translation adjustment	—	—	—	—	2.9	2.9
Vesting of restricted stock units and other	556	—	0.3	—	—	0.3
Balance at June 30, 2026	126,834	$0.1	$3,141.3	$(3,175.0)	$40.3	$6.7

Net income	—	—	—	261.8	—	261.8
Equity-based compensation, including amounts capitalized	—	—	67.9	—	—	67.9
Repurchases of Class A common stock(1)	(5,026)	—	—	(481.8)	—	(481.8)
Impact of derivatives, net	—	—	—	—	3.8	3.8
Change in foreign currency translation adjustment	—	—	—	—	2.8	2.8
Vesting of restricted stock units and other	520	—	(0.1)	0.1	—	—
Balance at September 30, 2026	122,328	$0.1	$3,209.1	$(3,394.9)	$46.9	$(138.8)
_________________________________
(1)Includes a 1% excise tax expense (benefit) on shares repurchased, net of the fair market value of new share issuances, of $4.2 million, $4.8 million, and $2.0 million for the three months ended September 30, 2026, June 30, 2026, and March 31, 2026, respectively.

GoDaddy Inc.
Consolidated Statements of Stockholders' Equity (Deficit) (unaudited) (continued)
(In millions, except shares in thousands)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2024	141,208	$0.1	$2,611.8	$(2,052.3)	$132.5	$692.1
Net income	—	—	—	219.5	—	219.5
Equity-based compensation, including amounts capitalized	—	—	80.9	—	—	80.9
Repurchases of Class A common stock(1)(2)	—	—	—	(765.1)	—	(765.1)
Impact of derivatives, net	—	—	—	—	(30.7)	(30.7)
Change in foreign currency translation adjustment	—	—	—	—	0.8	0.8
Vesting of restricted stock units and other	1,223	—	2.3	(0.1)	—	2.2
Balance at March 31, 2025	142,431	0.1	2,695.0	(2,598.0)	102.6	199.7

Net income	—	—	—	199.9	—	199.9
Equity-based compensation, including amounts capitalized	—	—	81.6	—	—	81.6
Repurchases of Class A common stock(1)	(4,510)	—	—	(33.2)	—	(33.2)
Issuance of Class A common stock under employee stock purchase plan	124	—	19.2	—	—	19.2
Impact of derivatives, net	—	—	—	—	(55.1)	(55.1)
Change in foreign currency translation adjustment	—	—	—	—	(11.8)	(11.8)
Vesting of restricted stock units and other	818	—	4.0	0.1	—	4.1
Balance at June 30, 2025	138,863	$0.1	$2,799.8	$(2,431.2)	$35.7	$404.4

Net income	—	—	—	210.5	—	210.5
Equity-based compensation, including amounts capitalized	—	—	80.2	—	—	80.2
Repurchases of Class A common stock(1)	(4,087)	—	—	(603.2)	—	(603.2)
Impact of derivatives, net	—	—	—	—	4.7	4.7
Change in foreign currency translation adjustment	—	—	—	—	(5.1)	(5.1)
Vesting of restricted stock units and other	701	—	0.3	—	—	0.3
Balance at September 30, 2025	135,477	$0.1	$2,880.3	$(2,823.9)	$35.3	$91.8
_________________________________
(1)Includes a 1% excise tax expense (benefit) on shares repurchased, net of the fair market value of new share issuances, of $4.9 million, $6.3 million and $(2.3) million for the three months ended September 30, 2025, June 30, 2025, and March 31, 2025, respectively.
(2)Includes $767.4 million of upfront payments to repurchase shares of our Class A common stock in conjunction with two accelerated share repurchase agreements (ASRs).

GoDaddy Inc.
Consolidated Statements of Cash Flows (unaudited)
(In millions)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net income	$716.5	$629.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50.2	89.8
Equity-based compensation	212.8	241.0
Deferred taxes	195.3	123.9
Other	25.4	23.9
Changes in operating assets and liabilities:
Prepaid domain name registry fees	(37.5)	(42.6)
Accounts payable	57.4	(8.5)
Deferred revenue	214.3	251.3
Other operating assets and liabilities	(32.7)	(79.9)
Net cash provided by operating activities	1,401.7	1,228.8
Investing activities
Purchases of property and equipment	(21.6)	(17.0)
Payment of registry rights application fees	(17.5)	—
Other investing activities	—	(2.2)
Net cash used in investing activities	(39.1)	(19.2)
Financing activities
Repurchases of Class A common stock	(1,305.0)	(1,383.0)
Other financing activities	(17.0)	3.6
Net cash used in financing activities	(1,322.0)	(1,379.4)
Effect of exchange rate changes on cash and cash equivalents	(1.7)	4.5
Net increase (decrease) in cash and cash equivalents	38.9	(165.3)
Cash and cash equivalents, beginning of period	1,080.9	1,089.0
Cash and cash equivalents, end of period	$1,119.8	$923.7
Cash paid during the period for
Interest on long-term debt, including impact of interest rate swaps	$101.5	$103.6
Income taxes, net of refunds received	$19.3	$12.8
Amounts included in the measurement of operating lease liabilities	$21.8	$26.3
Supplemental disclosure of non-cash transactions
Share repurchases not yet settled	$6.8	$9.6
See accompanying notes to consolidated financial statements.

GoDaddy Inc.
Notes to Consolidated Financial Statements (unaudited)
(In millions, except shares in thousands and per share amounts)
1.    Organization and Background
Description of Business
We deliver simple, easy-to-use cloud-based offerings and outcome-driven, personalized guidance to our customers. Our solutions, tools and services, including Airo®, our agentic operating system for small businesses, enable our customers to get their idea online, run their business day-to-day and grow through an integrated identity, presence and commerce experience.
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
2.    Summary of Significant Accounting Policies
Equity Investments
We hold investments in privately held equity securities, which are recorded in other assets, with a carrying value of $56.9 million and $58.8 million as of September 30, 2026 and December 31, 2025, respectively.
Revenue Recognition
Disaggregated Revenue
Revenue by major product type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Applications and Commerce	$524.3	$481.0	$1,537.3	$1,391.3
Core Platform: domains	636.5	595.9	1,822.0	1,724.0
Core Platform: other	181.0	188.4	547.4	561.9
	$1,341.8	$1,265.3	$3,906.7	$3,677.2
No single customer represented over 10% of our total revenue for any period presented.
Revenue by geography is based on the customer's billing address and was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
U.S.	$906.3	$842.8	$2,628.2	$2,470.0
International	435.5	422.5	1,278.5	1,207.2
	$1,341.8	$1,265.3	$3,906.7	$3,677.2
No country outside the U.S. represented more than 10% of total revenue in any period presented.
See Note 7 for information regarding our deferred revenue.
Assets Recognized from Contract Costs
Fees paid to various registries at the inception of a domain registration or renewal represent costs to fulfill a contract. We capitalize and amortize these prepaid domain name registry fees to cost of revenue consistent with the pattern of transfer of the product to which the assets relate. Amortization expense of such assets was $220.3 million and $214.9 million for the three months ended September 30, 2026 and 2025, respectively, and was $644.3 million and $624.9 million for the nine months ended September 30, 2026 and 2025, respectively.
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
The following tables set forth our material assets and liabilities measured and recorded at fair value on a recurring basis:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Commercial paper	$—	$199.0	$—	$199.0
Time deposits	125.0	—	—	125.0
Notice deposits	125.0	—	—	125.0
Derivative assets	—	57.1	—	57.1
Total assets	$250.0	$256.1	$—	$506.1
Liabilities:
Derivative liabilities	$—	$76.7	$—	$76.7

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Commercial paper	$—	$208.9	$—	$208.9
Time deposits	100.0	—	—	100.0
Notice deposits	250.0	—	—	250.0
Derivative assets	—	49.2	—	49.2
Total assets	$350.0	$258.1	$—	$608.1
Liabilities:
Derivative liabilities	$—	$136.0	$—	$136.0
We have no other material assets or liabilities measured at fair value on a recurring basis.

3.    Goodwill and Intangible Assets
The following table summarizes changes in our goodwill balance by segment:

	A&C	Core	Total
Balance at December 31, 2025	$1,541.1	$2,092.2	$3,633.3
Impact of foreign currency translation	(13.1)	(18.1)	(31.2)
Balance at September 30, 2026	$1,528.0	$2,074.1	$3,602.1

Intangible assets, net are summarized as follows:

	September 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	215.2	n/a	215.2
Contractual-based assets	292.7	n/a	292.7
Finite-lived intangible assets	752.8	$(743.0)	9.8
	$1,705.7	$(743.0)	$962.7

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Trade names and branding	$445.0	n/a	$445.0
Domain portfolio	217.4	n/a	217.4
Contractual-based assets	292.7	n/a	292.7
Finite-lived intangible assets	772.0	$(740.8)	31.2
	$1,727.1	$(740.8)	$986.3
Amortization expense was $2.7 million and $17.3 million for the three months ended September 30, 2026 and 2025, respectively, and $21.4 million and $55.4 million for the nine months ended September 30, 2026 and 2025, respectively. Based on the balance of finite-lived intangible assets as of September 30, 2026, expected future amortization expense is not material.
4.    Stockholders' Equity
Share Repurchases
In April 2025, our board of directors approved the repurchase of up to $3.0 billion of our Class A common stock through the end of 2027. Shares may be repurchased in open market purchases, block transactions and privately negotiated transactions, in accordance with applicable federal securities laws. This authorization does not obligate us to make any repurchases and may be modified, suspended or terminated by us at any time without prior notice. During the nine months ended September 30, 2026, we repurchased a total of approximately 14.6 million shares of our Class A common stock, which were retired upon repurchase, for an aggregate purchase price of $1,311.0 million. As of September 30, 2026, we had $854.2 million remaining authorization available for share repurchases.

5.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2026	December 31, 2025
Derivative assets	$57.1	$49.2
Prepaid software and maintenance expenses	45.0	36.8
Usage-based prepaid expenses(1)	18.5	16.4
Other	24.5	18.4
	$145.1	$120.8
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
Prior to 2020, we granted stock options as part of our compensation plan. As of September 30, 2026, there were 309 unexercised options outstanding.
The following table summarizes stock award activity:

Number of Shares of Class A Common Stock (#)
Outstanding at December 31, 2025	3,064
Granted: RSUs	2,840
Granted: TSR-based PSUs	255
TSR-based PSU achievement above target	47
Vested	(1,910)
Forfeited	(336)
Outstanding at September 30, 2026(1)	3,960
_________________________________
(1)The balance of outstanding awards consisted of the following:

	Number of Shares of Class A Common Stock (#)	Weighted- Average Grant- Date Fair Value Per Share ($)
RSUs	3,389	109.13
TSR-based PSUs	571	163.71
Outstanding at September 30, 2026	3,960

As of September 30, 2026, total unrecognized compensation expense related to non-vested equity grants was $343.2 million with an expected remaining weighted-average recognition period of 2.1 years.
7.    Deferred Revenue
Deferred revenue consisted of the following:

	September 30, 2026	December 31, 2025
Current:
Applications and Commerce	$958.2	$875.2
Core Platform	1,578.5	1,509.0
	$2,536.7	$2,384.2
Noncurrent:
Applications and Commerce	$229.9	$217.8
Core Platform	765.2	717.1
	$995.1	$934.9
The increase in deferred revenue was primarily driven by payments received in advance of satisfying our performance obligations, offset by $533.0 million and $2,185.7 million of revenue recognized during the three and nine months ended September 30, 2026 that was included in the deferred revenue balance as of December 31, 2025. Deferred revenue as of September 30, 2026 represents our aggregate remaining performance obligations that will be recognized as revenue over the period in which the performance obligations are expected to be satisfied, as follows:

	Remainder of 2026	2027	2028	2029	2030	Thereafter	Total

Applications and Commerce	$382.8	$630.3	$128.4	$34.0	$7.6	$5.0	$1,188.1
Core Platform	598.5	1,135.5	320.3	125.6	66.9	96.9	2,343.7
	$981.3	$1,765.8	$448.7	$159.6	$74.5	$101.9	$3,531.8
8.     Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2026	December 31, 2025
Accrued payroll and employee benefits	$127.6	$135.9
Tax-related accruals	89.6	84.6
Derivative liabilities	76.7	136.0
Accrued legal and professional	31.4	32.1
Accrued hosting and software licenses	31.2	34.1
Other	128.7	106.0
	$485.2	$528.7

9.    Long-Term Debt
Long-term debt consisted of the following:

	Maturity Date	September 30, 2026	December 31, 2025
2029 Term Loans (effective interest rate of 6.1% at September 30, 2026 and 6.6% at December 31, 2025)	November 10, 2029	$1,433.2	$1,444.2
2031 Term Loans (effective interest rate of 5.7% at September 30, 2026 and 6.2% at December 31, 2025)	May 31, 2031	977.5	985.0
2027 Senior Notes (effective interest rate of 5.5% at September 30, 2026 and 5.5% at December 31, 2025)	December 1, 2027	600.0	600.0
2029 Senior Notes (effective interest rate of 3.7% at September 30, 2026 and 3.6% at December 31, 2025)	March 1, 2029	800.0	800.0
Revolver	July 31, 2031	—	—
Total		3,810.7	3,829.2
Less: unamortized original issue discount and debt issuance costs(1)		(39.4)	(48.9)
Less: current portion of long-term debt		(14.9)	(15.1)
		$3,756.4	$3,765.2
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
In July 2026, we increased the borrowing capacity under our revolving credit facility (the Revolver) from $1.0 billion to $1.2 billion and extended its maturity to July 2031. As of September 30, 2026, we had $1.2 billion available for borrowing under the Revolver, net of outstanding letters of credit.
Senior Notes
As described in our 2025 Form 10-K, we have completed two offerings of senior notes (the Senior Notes), the 2027 Senior Notes due in 2027 and the 2029 Senior Notes due in 2029.
Fair Value
The estimated fair values of our long-term debt instruments are based on observable market prices for these instruments, which are traded in less active markets and therefore classified as Level 2 fair value measurements, and were as follows as of September 30, 2026:

2029 Term Loans	$1,431.4
2031 Term Loans	$972.0
2027 Senior Notes	$597.9
2029 Senior Notes	$742.9

Future Debt Maturities
Aggregate principal payments, exclusive of any unamortized original issue discount and debt issuance costs, due on long-term debt as of September 30, 2026 were as follows:

Year Ending December 31:
2026 (remainder of)	$6.2
2027	624.6
2028	24.6
2029	2,210.3
2030	10.0
Thereafter	935.0
$3,810.7
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
The following table summarizes our outstanding derivative instruments on a gross basis, all of which are considered Level 2 financial instruments:

	Notional Amount		Fair Value of Derivative Assets(2)		Fair Value of Derivative Liabilities(2)
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Cash flow hedges:
Foreign exchange forward contracts	$1,098.5	$1,064.2	$12.0	$0.7	$5.1	$22.6
Cross-currency swaps(1)	558.7	584.1	—	—	31.4	49.7
Interest rate swaps	1,902.7	1,918.2	45.1	48.5	—	—
Net investment hedges:
Cross-currency swaps(1)	716.1	748.6	—	—	40.2	63.7
Total hedges	$4,276.0	$4,315.1	$57.1	$49.2	$76.7	$136.0
_________________________________
(1)The notional values of the cross-currency swaps have been translated from Euros to U.S. dollars at the foreign currency rates in effect of approximately 1.13 and 1.17 as of September 30, 2026 and December 31, 2025, respectively.
(2)In our balance sheets, all derivative assets are recorded within prepaid expenses and other current assets and all derivative liabilities are recorded within accrued expenses and other current liabilities.

The following table summarizes the effect of our hedging relationships on accumulated other comprehensive income (AOCI):

	Unrealized Gains (Losses) Recognized in Other Comprehensive Income
	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Cash flow hedges:
Foreign exchange forward contracts(1)	$7.1	$15.0	$20.8	$(58.0)
Cross-currency swaps	(0.2)	0.9	(2.5)	5.4
Interest rate swaps	(2.0)	(9.8)	(3.9)	(53.0)
Net investment hedges:
Cross-currency swaps	5.6	4.7	23.1	(81.9)
Total hedges	$10.5	$10.8	$37.5	$(187.5)
_________________________________
(1)Amounts include gains and losses realized upon contract settlement but not yet recognized into earnings from AOCI.
The following table summarizes the locations and amounts of gains (losses) recognized within earnings related to our hedging relationships:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Cash flow hedges:
Foreign exchange forward contracts:
Reclassified from AOCI into income	$(4.0)	$—	$—	$(0.1)	$—	$—
Cross-currency swaps:
Reclassified from AOCI into income(1)	—	2.1	4.5	—	2.1	2.8
Interest rate swaps:
Reclassified from AOCI into income	—	9.8	—	—	13.0	—
Net investment hedges:
Cross-currency swaps:
Reclassified from AOCI into income	—	2.7	—	—	2.7	—
Total hedges	$(4.0)	$14.6	$4.5	$(0.1)	$17.8	$2.8
_________________________________
(1)The amounts reflected in other income (expense), net include $(4.7) million and $(3.1) million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by the cross-currency swap during the three months ended September 30, 2026 and 2025, respectively.

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Revenue	Interest Expense	Other Income (Expense), Net	Revenue	Interest Expense	Other Income (Expense), Net
Cash flow hedges:
Foreign exchange forward contracts:
Reclassified from AOCI into income	$(10.0)	$—	$—	$1.8	$—	$—
Cross-currency swaps:
Reclassified from AOCI into income(1)	—	6.1	20.7	—	6.6	(69.2)
Interest rate swaps:
Reclassified from AOCI into income	—	28.9	—	—	38.8	—
Net investment hedges:
Cross-currency swaps:
Reclassified from AOCI into income	—	7.9	—	—	8.6	—
Total hedges	$(10.0)	$42.9	$20.7	$1.8	$54.0	$(69.2)
(1)The amounts reflected in other income (expense), net include $(21.4) million and $68.5 million reclassified from AOCI to offset the earnings impact of the remeasurement of the Euro-denominated intercompany loan hedged by the cross-currency swap during the nine months ended September 30, 2026 and 2025, respectively.
As of September 30, 2026, we estimate that $46.3 million of net deferred gains related to our designated hedges will be recognized in earnings over the next 12 months. No amounts have been excluded from our hedge effectiveness testing.
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
On November 7, 2025, a jury in the U.S. District Court for the District of Delaware returned a verdict finding that we infringed two web technology patents owned by Express Mobile, Inc. We challenged the verdict through post-trial motions, and on May 14, 2026, the District Court upheld the jury's infringement verdict and its rejection of our invalidity defenses, granted the Plaintiff’s motion for prejudgment and post-judgment interest, reversed the jury's willfulness finding and denied the Plaintiff’s motion for enhanced damages. On June 15, 2026, we filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit. We continue to believe we have valid arguments challenging the verdict and intend to vigorously pursue appellate remedies. Because proceedings remain ongoing and no final, non-appealable decision has been issued, we determined that a loss is not probable, and therefore, no liability was recognized as of September 30, 2026. While the outcome is uncertain, we currently estimate that it is reasonably possible that our loss exposure in this matter could range from zero to $170.0 million, exclusive of interest. An adverse judgment or negotiated resolution in this matter could have a material adverse impact on our financial position, cash flows or liquidity, or results of operations.
Other than as noted above, there have been no material changes outside of the ordinary course of business to our known commitments and contingencies, which were included in Note 12 of Item 8 of our 2025 Form 10-K.
12.    Income Taxes
Our effective tax rate for the nine months ended September 30, 2026 is 23.1%, which differs from the U.S. federal statutory rate primarily due to state income taxes and nondeductible executive compensation, partially offset by benefits from U.S. research and development tax credits.
We monitor the realizability of our deferred tax assets (DTAs) considering all relevant factors at each reporting period. As of September 30, 2026, based on the relevant weight of positive and negative evidence, including our ability to forecast future operating results, historical tax losses and our ability to utilize DTAs within the requisite carryforward periods, we do not maintain a valuation allowance on the majority of our U.S. federal and state DTAs. We maintain valuation allowances on certain U.S., state and foreign carry forwards as we concluded they are not more likely than not to be realized.
Uncertain Tax Positions
The total amount of gross unrecognized tax benefits was $181.5 million as of September 30, 2026, of which $116.6 million, if fully recognized, would decrease our effective tax rate. Although we believe the amounts reflected in our tax returns substantially comply with applicable U.S. federal and state and foreign tax regulations, the respective taxing authorities may take contrary positions based on their interpretation of the law. A tax position successfully challenged by a taxing authority could result in an adjustment to our provision or benefit for income taxes in the period in which a final determination is made.
13.    Income Per Share
Basic income per share is computed by dividing net income by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted income per share is computed giving effect to all potentially dilutive shares unless their effect is antidilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted income per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$261.8	$210.5	$716.5	$629.9
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	125,079	137,159	129,792	139,176
Effect of dilutive securities:
Stock options	102	295	96	359
RSUs, PSUs and employee stock purchase plan shares	515	1,619	656	2,472
Weighted-average shares of Class A common stock outstanding—diluted	125,696	139,073	130,544	142,007

Net income per share of Class A common stock—basic	$2.09	$1.53	$5.52	$4.53
Net income per share of Class A common stock—diluted	$2.08	$1.51	$5.49	$4.44

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted income per share because the effect of including such shares would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
RSUs and PSUs	941	1,106	1,087	1,934
14.     Segment Information
We report our operating results through two reportable segments: A&C and Core.
Our chief operating decision maker (CODM), which, as of September 30, 2026, was our Chief Executive Officer, evaluates the performance of and allocates resources to our segments based on each segment's revenue and earnings before interest, taxes, depreciation and amortization (Segment EBITDA). Segment EBITDA is evaluated on a monthly basis by the CODM by monitoring actual results versus the annual plan. This comparison is performed to make strategic decisions regarding segment profitability, resource allocation, pricing strategies and cost optimization. Segment EBITDA is defined as segment revenues less costs and operating expenses, excluding depreciation and amortization, interest expense (net), provision or benefit for income taxes, equity-based compensation expense, acquisition-related costs, restructuring-related expenses and certain other items. We believe Segment EBITDA serves as a measure that assists our CODM and our investors in comparing our segments' performance on a consistent basis.
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

The following table presents our segment information for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

A&C
Revenue	$524.3	$481.0	$1,537.3	$1,391.3
Other segment items(1)	(278.3)	(261.1)	(825.0)	(768.7)
Segment EBITDA	246.0	219.9	712.3	622.6
Core
Revenue	817.5	784.3	2,369.4	2,285.9
Other segment items(2)	(548.6)	(525.8)	(1,585.1)	(1,546.0)
Segment EBITDA	268.9	258.5	784.3	739.9

Total revenue	1,341.8	1,265.3	3,906.7	3,677.2
Total other segment items	(826.9)	(786.9)	(2,410.1)	(2,314.7)
Total Segment EBITDA	514.9	478.4	1,496.6	1,362.5
Unallocated corporate overhead	(65.6)	(69.8)	(199.7)	(207.8)
Depreciation and amortization	(12.7)	(28.4)	(50.2)	(89.8)
Equity-based compensation expense	(67.3)	(79.6)	(212.8)	(241.0)
Interest expense, net of interest income	(28.2)	(28.7)	(83.1)	(85.8)
Restructuring and other(3)	(8.5)	(4.9)	(19.3)	(12.0)
Income before income taxes	332.6	267.0	931.5	726.1
Provision for income taxes	(70.8)	(56.5)	(215.0)	(96.2)
Net income	$261.8	$210.5	$716.5	$629.9
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

15.    Accumulated Other Comprehensive Income (Loss)
The following table presents AOCI activity in equity:

	Foreign Currency Translation Adjustments	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Total AOCI
Balance as of December 31, 2025	$(89.2)	$118.4	$29.2
Other comprehensive income (loss) before reclassifications	6.6	(42.5)	(35.9)
Amounts reclassified from AOCI	—	53.6	53.6
Other comprehensive income	6.6	11.1	17.7
Balance as of September 30, 2026	$(82.6)	$129.5	$46.9

Balance as of December 31, 2024	$(67.7)	$200.2	$132.5
Other comprehensive income (loss) before reclassifications	(16.1)	(67.7)	(83.8)
Amounts reclassified from AOCI	—	(13.4)	(13.4)
Other comprehensive income (loss)	(16.1)	(81.1)	(97.2)
Balance as of September 30, 2025	$(83.8)	$119.1	$35.3
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
Consolidated Third Quarter Financial Highlights
Below are our key consolidated financial highlights for the three months ended September 30, 2026, with comparisons to the three months ended September 30, 2025.
•Total revenue of $1,341.8 million, an increase of 6.0% on a reported and constant currency basis(1).
•International revenue of $435.5 million, an increase of 3.1%, or approximately 3.0% on a constant currency basis(1).
•Total bookings of $1,431.7 million, an increase of 5.7% on a reported and constant currency basis(1).
•Operating income of $362.5 million, an increase of 22.2%.
•Net income of $261.8 million, an increase of 24.4%.
•Normalized EBITDA(2) of $449.3 million, an increase of 10.0%.
•Net cash provided by operating activities of $487.7 million, an increase of 9.8%.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue	$	% of Total Revenue

Revenue:
Applications and Commerce	$524.3	39.1%	$481.0	38.0%	$1,537.3	39.4%	$1,391.3	37.8%
Core Platform	817.5	60.9%	784.3	62.0%	2,369.4	60.6%	2,285.9	62.2%
Total revenue	1,341.8	100.0%	1,265.3	100.0%	3,906.7	100.0%	3,677.2	100.0%
Costs and operating expenses:
Cost of revenue (excluding depreciation and amortization)	498.8	37.2%	468.3	37.0%	1,427.7	36.5%	1,351.1	36.7%
Technology and development	210.6	15.7%	210.5	16.6%	635.2	16.3%	630.1	17.1%
Marketing and advertising	91.7	6.8%	92.0	7.3%	273.0	7.0%	285.5	7.8%
Customer care	70.8	5.3%	72.6	5.8%	218.0	5.6%	217.2	5.9%
General and administrative	91.7	6.8%	91.3	7.2%	273.2	7.0%	285.3	7.8%
Restructuring and other	3.0	0.3%	5.5	0.4%	13.9	0.4%	7.9	0.2%
Depreciation and amortization	12.7	0.9%	28.4	2.3%	50.2	1.2%	89.8	2.5%
Total costs and operating expenses	979.3	73.0%	968.6	76.6%	2,891.2	74.0%	2,866.9	78.0%
Operating income	362.5	27.0%	296.7	23.4%	1,015.5	26.0%	810.3	22.0%
Interest expense	(37.7)	(2.8)%	(38.3)	(3.0)%	(112.9)	(2.9)%	(113.8)	(3.1)%
Other income (expense), net	7.8	0.6%	8.6	0.7%	28.9	0.7%	29.6	0.8%
Income before income taxes	332.6	24.8%	267.0	21.1%	931.5	23.8%	726.1	19.7%
Provision for income taxes	(70.8)	(5.3)%	(56.5)	(4.5)%	(215.0)	(5.5)%	(96.2)	(2.6)%
Net income	$261.8	19.5%	$210.5	16.6%	$716.5	18.3%	$629.9	17.1%

Non-GAAP Financial Measures, Operating Metrics and Business Metrics
In addition to our results determined in accordance with GAAP, we believe that the following non-GAAP financial measures, operating metrics and business metrics may be useful as supplements in evaluating our ongoing operational performance:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Normalized EBITDA	$449.3	$408.6	$1,296.9	$1,154.7
Annualized recurring revenue	$4,513.9	$4,293.5	$4,513.9	$4,293.5
Total bookings	$1,431.7	$1,354.5	$4,309.1	$4,116.8
ARPU	$253	$237	$253	$237

	September 30, 2026	December 31, 2025
Total customers at period end (in thousands)	20,497	20,422
Domains under management (in thousands)	82,435	80,793
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

Reconciliation of NEBITDA
The following table reconciles NEBITDA to net income, its most directly comparable GAAP financial measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$261.8	$210.5	$716.5	$629.9
Depreciation and amortization	12.7	28.4	50.2	89.8
Equity-based compensation expense	67.3	79.6	212.8	241.0
Interest expense, net of interest income	28.2	28.7	83.1	85.8
Restructuring and other(1)	8.5	4.9	19.3	12.0
Provision for income taxes	70.8	56.5	215.0	96.2
NEBITDA	$449.3	$408.6	$1,296.9	$1,154.7
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

Reconciliation of Constant Currency
A discussion of constant currency is set forth in "Quantitative and Qualitative Disclosures about Market Risk." The following table provides a reconciliation of constant currency:

Three Months Ended September 30, 2026
Revenue	$1,341.8
Constant currency adjustment	(0.6)
Constant currency revenue	$1,341.2
Revenue
We generate the majority of our revenue from sales of product subscriptions, as described in our 2025 Form 10-K. Our subscriptions can range from monthly terms to multi-annual terms of up to ten years, depending on the product. Revenue is presented net of refunds, and we maintain a reserve to provide for refunds granted to customers.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Applications and Commerce	$524.3	$481.0	$43.3	9.0%	$1,537.3	$1,391.3	$146.0	10.5%
Core Platform	817.5	784.3	33.2	4.2%	2,369.4	2,285.9	83.5	3.7%
Total revenue	$1,341.8	$1,265.3	$76.5	6.0%	$3,906.7	$3,677.2	$229.5	6.2%
Total revenue increased 6.0% and 6.2% for the three and nine months ended September 30, 2026, respectively, due to the increases in our A&C and Core revenues, as described below:
A&C
The $43.3 million, or 9.0%, increase in A&C revenue for the three months ended September 30, 2026, and the $146.0 million, or 10.5%, increase in A&C revenue for the nine months ended September 30, 2026 was due to continued customer adoption of our subscription-based products.

Core
The $33.2 million, or 4.2%, increase in Core revenue for the three months ended September 30, 2026 was driven by $26.2 million growth in domain registration and add-on revenues and $14.3 million growth in aftermarket revenue.
The $83.5 million, or 3.7%, increase in Core revenue for the nine months ended September 30, 2026 was driven by $71.7 million growth in domain registration and add-on revenues and $26.2 million growth in aftermarket revenue.
Bookings
The following table presents our total bookings for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Total bookings	$1,431.7	$1,354.5	$77.2	5.7%	$4,309.1	$4,116.8	$192.3	4.7%
The $77.2 million, or 5.7%, increase in total bookings for the three months ended September 30, 2026, and the $192.3 million, or 4.7%, increase in total bookings for the nine months ended September 30, 2026 were driven by strength in domain registration and aftermarket. Additionally, the increases were driven by continued customer adoption of our subscription-based A&C products, including growth in productivity solutions driven by targeted pricing actions taken earlier this year, partially offset by lower unit volume as customers renewed email accounts with fewer seats.
Costs and Operating Expenses
Cost of revenue
Cost of revenue is primarily the direct costs we incur in connection with selling an incremental product to our customers. Substantially all costs primarily relate to domain registration fees, fees for third-party productivity applications, third-party commissions and payment processing fees. Similar to our billing practices, we pay domain costs at the time of purchase for the life of each subscription but recognize the costs of service ratably over the term of our customer contracts. The terms for domain costs are established by agreements between registries and registrars and can vary significantly depending on the top-level domain (TLD). We expect cost of revenue to increase in absolute dollars in future periods due to increased sales of domains and subscription-based products. However, cost of revenue may fluctuate as a percentage of total revenue, depending on the mix of products sold in a particular period.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Cost of revenue (excluding depreciation and amortization)	$498.8	$468.3	$30.5	6.5%	$1,427.7	$1,351.1	$76.6	5.7%
The 6.5% and 5.7% increases in cost of revenue for the three and nine months ended September 30, 2026, respectively, were driven by the increases in revenue described above.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%

Technology and development	$210.6	$210.5	$0.1	—%	$635.2	$630.1	$5.1	0.8%
There was no material change in technology and development expenses for the three and nine months ended September 30, 2026.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%

Marketing and advertising	$91.7	$92.0	$(0.3)	(0.3)%	$273.0	$285.5	$(12.5)	(4.4)%
There was no material change in marketing and advertising expenses for the three months ended September 30, 2026.
The $12.5 million, or 4.4%, decrease in marketing and advertising expenses for the nine months ended September 30, 2026, was attributable to a decrease in personnel costs.
Customer care
Customer care expenses represent the costs to guide and service our customers, primarily consisting of personnel costs. We expect customer care expenses to fluctuate depending on the methods of customer interaction utilized as well as the level of personnel required to support our business.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%

Customer care	$70.8	$72.6	$(1.8)	(2.5)%	$218.0	$217.2	$0.8	0.4%
There was no material change in customer care expenses for the three and nine months ended September 30, 2026.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%

General and administrative	$91.7	$91.3	$0.4	0.4%	$273.2	$285.3	$(12.1)	(4.2)%
There was no material change in general and administrative expenses for the three months ended September 30, 2026.
The $12.1 million, or 4.2%, decrease in general and administrative expenses for the nine months ended September 30, 2026, was attributable to a $5.5 million decrease in legal and professional costs.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%

Depreciation and amortization	$12.7	$28.4	$(15.7)	(55.3)%	$50.2	$89.8	$(39.6)	(44.1)%
The $15.7 million, or 55.3%, decrease in depreciation and amortization expense for the three months ended September 30, 2026 was attributable to a $13.7 million decrease in amortization of intangible assets driven by certain intangible assets reaching the end of their useful lives.
The $39.6 million, or 44.1%, decrease in depreciation and amortization expense for the nine months ended September 30, 2026 was attributable to a $33.8 million decrease in amortization of intangible assets driven by certain intangible assets reaching the end of their useful lives.
Interest expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%

Interest expense	$37.7	$38.3	$(0.6)	(1.6)%	$112.9	$113.8	$(0.9)	(0.8)%
There was no material change in interest expense for the three and nine months ended September 30, 2026.

Other income (expense), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%

Other income (expense), net	$7.8	$8.6	$(0.8)	(9.3)%	$28.9	$29.6	$(0.7)	(2.4)%
There was no material change in other income (expense), net for the three and nine months ended September 30, 2026.
Provision for income taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%

Provision for income taxes	$(70.8)	$(56.5)	$(14.3)	25.3%	$(215.0)	$(96.2)	$(118.8)	123.5%

The $14.3 million increase in provision for income taxes for the three months ended September 30, 2026 was driven by higher pre-tax book income and a decrease in excess tax benefits related to stock-based compensation.
The $118.8 million increase in provision for income taxes for the nine months ended September 30, 2026 was driven by higher pre-tax book income and a decrease in excess tax benefits related to stock-based compensation. Additionally, there was a one-time benefit associated with the resolution of an uncertain tax position of $34.6 million during the three months ended March 31, 2025.
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
Applications and Commerce
The following table presents the results for our A&C segment for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%/bps	2026	2025	$	%/bps
Revenue	$524.3	$481.0	$43.3	9.0%	$1,537.3	$1,391.3	$146.0	10.5%
Segment EBITDA	$246.0	$219.9	$26.1	11.9%	$712.3	$622.6	$89.7	14.4%
Segment EBITDA Margin	46.9%	45.7%	n/a	120 bps	46.3%	44.7%	n/a	160 bps
The $26.1 million, or 11.9%, increase in A&C Segment EBITDA for the three months ended September 30, 2026 was attributed to a $43.3 million increase in revenue as described above. The increase was partially offset by an $11.0 million increase in cost of revenue consistent with the increase in revenue.
The $89.7 million, or 14.4%, increase in A&C Segment EBITDA for the nine months ended September 30, 2026 was attributed to a $146.0 million increase in revenue as described above. This increase was partially offset by a $37.4 million increase in cost of revenue consistent with the increase in revenue and a $12.9 million increase in technology and development costs (excluding acquisition-related costs and equity-based compensation expense).

Core Platform
The following table presents the results for our Core segment for the periods indicated:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%/bps	2026	2025	$	%/bps
Revenue	$817.5	$784.3	$33.2	4.2%	$2,369.4	$2,285.9	$83.5	3.7%
Segment EBITDA	$268.9	$258.5	$10.4	4.0%	$784.3	$739.9	$44.4	6.0%
Segment EBITDA Margin	32.9%	33.0%	n/a	(10) bps	33.1%	32.4%	n/a	70 bps
The $10.4 million, or 4.0%, increase in Core Segment EBITDA for the three months ended September 30, 2026 was attributed to a $33.2 million increase in revenue as described above. The increase was partially offset by a $19.6 million increase in cost of revenue consistent with the increase in revenue.
The $44.4 million, or 6.0%, increase in Core Segment EBITDA for the nine months ended September 30, 2026 was attributed to a $83.5 million increase in revenue as described above. The increase was partially offset by a $39.2 million increase in cost of revenue consistent with the increase in revenue.
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
We believe our existing cash and cash equivalents and cash generated by operating activities will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. However, our future capital requirements will depend on many factors, including our growth rate, macroeconomic activity, the timing and extent of spending to support domestic and international development efforts, continued brand development and advertising spend, the level of customer care and general and administrative activities, the introduction of new and enhanced product offerings, the costs to support new and replacement capital equipment, the impact of legal proceedings on our liquidity, and the completion of strategic acquisitions or share repurchases. Should we pursue additional strategic acquisitions or share repurchases, we may need to raise additional capital, which may be in the form of long-term debt or equity financings.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025

Net cash provided by operating activities	$1,401.7	$1,228.8
Net cash used in investing activities	(39.1)	(19.2)
Net cash used in financing activities	(1,322.0)	(1,379.4)
Effect of exchange rate changes on cash and cash equivalents	(1.7)	4.5
Net increase (decrease) in cash and cash equivalents	$38.9	$(165.3)
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
Net cash provided by operating activities increased $172.9 million driven by an increase in bookings.
Investing Activities
Our investing activities generally consist of strategic investments, dispositions and purchases of property and equipment to support the overall growth of our business. We expect our investing cash flows to be affected by the timing of payments we make for capital expenditures.
Net cash used in investing activities increased $19.9 million driven by registry rights application fees paid in connection with our participation in ICANN's 2026 New gTLD Program.
Financing Activities
Our financing activities generally consist of long-term debt borrowings, the repayment of principal on long-term debt, stock option exercises, employee stock purchase plan proceeds and share repurchases.
Net cash used in financing activities decreased $57.4 million driven by lower share repurchases.
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
Our long-term debt agreements contain covenants restricting, among other things, our ability, or the ability of our subsidiaries, to incur indebtedness, issue certain types of equity, incur liens, enter into fundamental changes including mergers and consolidations, sell assets, make restricted payments including dividends, distributions and investments, prepay junior indebtedness and engage in operations other than in connection with acting as a holding company, subject to customary exceptions. As of September 30, 2026, we were in compliance with all such covenants and had $1.2 billion available for borrowing under the Revolver.

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
Share Repurchases
In April 2025, the board of directors approved the repurchase of up to $3.0 billion of our Class A common stock through the end of 2027 as further discussed in Note 4 to the financial statements. During the nine months ended September 30, 2026, we repurchased a total of approximately 14.6 million shares of our Class A common stock, which were retired upon repurchase, for an aggregate purchase price of $1,311.0 million.
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
As a result of the use of derivative instruments, we are exposed to the risk that counterparties to our contracts may fail to meet their contractual obligations. To mitigate such counterparty credit risk, we enter into contracts only with carefully selected financial institutions based upon ongoing evaluations of their creditworthiness. As a result, we do not believe we are exposed to any undue concentration of counterparty risk with respect to our derivative contracts as of September 30, 2026.
Foreign Currency Risk
We manage our exposure to changes in foreign currency exchange rates through the use of foreign exchange forward contracts and cross-currency swap contracts. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our cash and cash equivalents during the period.
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

From time-to-time, we may utilize foreign exchange forward contracts to manage the volatility of our bookings and revenue related to foreign currency transactions. These forward contracts reduce, but do not eliminate, the impact of adverse currency exchange rate fluctuations. We generally designate these forward contracts as cash flow hedges for accounting purposes. Changes in the intrinsic value of designated hedges are recorded as a component of accumulated other comprehensive income (loss) (AOCI). Gains and losses, once realized, are recorded as a component of AOCI and are amortized to revenue over the same period in which the underlying hedged amounts are recognized. As of September 30, 2026, the realized losses and unrealized gains included in AOCI were $12.3 million and $6.9 million, respectively.
Cross-Currency Swaps
In order to manage variability due to movements in foreign currency exchange rates related to a Euro-denominated intercompany loan, we entered into five-year cross-currency swaps in April 2017. In March 2022, we entered into a transaction to extend the maturity of these swaps to August 31, 2027, as described in Note 10 to our financial statements. The cross-currency swaps had an aggregate amortizing notional amount of €1.1 billion at September 30, 2026 (approximately $1.3 billion).
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
Total borrowings under our 2029 and 2031 Term Loans were $1.4 billion and $977.5 million, respectively, as of September 30, 2026. These loans were issued at an applicable margin of (i) 1.75% for the term loans that are Secured Overnight Financing Rate (SOFR) loans and (ii) 0.75% for the term loans that are ABR loans.
All SOFR-based interest rates under the Credit Facility are subject to a 0.0% floor.
There have been no material changes in the interest rate swaps disclosed in the 2025 Form 10-K. The interest rate swaps on the 2029 and the 2031 Term Loans had a notional amount of $1.2 billion and $703.1 million, respectively, as of September 30, 2026.

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
Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2026 that materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II - OTHER INFORMATION
Item 1.    Legal Proceedings
On August 21, 2026, a putative securities class action was filed against the Company and certain of its officers in the U.S. District Court for the Southern District of New York, captioned Johnson v. GoDaddy Inc., et al., Case No. 1:26-cv-07144-GHW. The complaint alleges that the Company made materially false and misleading statements and failed to disclose material information concerning its customer acquisition strategy and promotional pricing. The plaintiff alleges that these statements and omissions caused certain investors to purchase the Company’s common stock at artificially inflated prices and seeks damages on behalf of a proposed class of investors who purchased the Company’s common stock between September 3, 2025 and February 24, 2026. On October 21, 2026, the Court confirmed Public Employees’ Retirement System of Mississippi as lead plaintiff. The parties have until November 4, 2026 to negotiate a draft schedule for filing an amended complaint. The Company believes it has strong defenses to the allegations in this lawsuit and will defend vigorously against them.
There have been no other material changes from the legal proceedings described in our 2025 Form 10-K, other than those described above or in Note 11 to our financial statements.
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
•If we do not successfully develop and market solutions and offerings that anticipate or respond timely to the needs of our customers, our business and operating results may suffer.
•Our use, development, adoption, deployment and maintenance of AI and other new and evolving technologies may present significant risks, which could result in increased costs, litigation, reputational harm and liability.
•Evolving technologies, including AI-based technologies, and changes in customer behavior and practices with respect to the internet may impact the demand for and value of our solutions and offerings.
•We face significant competition for our solutions and offerings, which we expect will continue to intensify, and we may not be able to maintain or improve our competitive position or market share.
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

•We rely on information technology systems, including third-party cloud computing systems, and data centers to deliver many of our solutions and offerings. These information technology systems and data centers may experience outages, disruptions or degradations, and we may otherwise lose access to the services third-party service providers provide to us, any of which could impact our services, products and technology infrastructure.
•An actual or perceived cybersecurity incident could impair our ability to conduct our business, provide our solutions and offerings, protect data, and comply with contractual or legal obligations, and may cause us to incur substantial costs, or subject us to significant liability.
•We rely on our marketing efforts and channels to maintain awareness of our brand and acquire new customers. These efforts may require significant expense and may not be successful.
•Our ability to increase sales of our solutions and offerings is highly dependent on the quality of our customer care. Our failure to provide high-quality customer care would have an adverse effect on our business, brand and operating results.
•Our failure to properly register or maintain our customers' domain names or comply with applicable laws, rules and regulations relating to domain name registration and maintenance could subject us to additional liability, regulatory action, expenses, claims of loss or negative publicity that could have a material adverse effect on our business.
•Our quarterly and annual operating results and key metrics may be adversely affected due to a variety of factors, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.
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
Moreover, we focus our operations on entrepreneurs, customers with new ventures and those with established small- and medium-sized businesses. We aim to grow our revenues by attracting and adding new customers, selling additional solutions to our existing customers and encouraging customers to continue to use and purchase our solutions and offerings. However, our customers and potential customers often have limited budgets and may choose not to allocate resources to our solutions, especially in times of economic uncertainty or recessions. In addition, varying economic conditions could result in decreases or increases in business formations or failures of businesses we serve. If the markets we target do not provide sufficient opportunities for growth, if we are unable to market and sell our solutions and offerings to these businesses effectively, or we are unable to increase sales of our solutions and offerings to the customers we currently target or may target in the future, our ability to grow our revenues and maintain profitability may be harmed.
If we do not successfully develop and market solutions and offerings that anticipate or respond timely to the needs of our customers, our business and operating results may suffer.
The markets in which we compete are characterized by constant change, innovation, frequent new product and service introductions and evolving industry standards. We expect these markets to continue to rapidly evolve, including as a result of developments in AI. Our historical success has been, in part, based on our ability to identify and anticipate customer needs and design solutions and offerings that provide our customers with the tools they need to start and grow their businesses. For example, we have built and continue to enhance our AI-powered offerings, including Airo, our AI-native and agentic experience that allows customers to build websites and applications and helps our customers with domain searches, naming and logo creation. We also continue to upgrade our other offerings with powerful AI-driven features and capabilities to help customers create and manage their presence more efficiently and effectively.
We must continue to identify our customers' needs and provide new and enhanced solutions, tools and technologies to maintain our competitive position, including solutions and tools powered by AI. The process of developing new solutions, tools, offerings and enhancements is complex, uncertain and can be costly. Additionally, our ability to successfully develop and commercialize new solutions, tools and offerings particularly those designed to support or utilize emerging technologies such as AI-driven or agent-based systems, may depend on the adoption of such technologies and the willingness of third-party platforms, developers and partners to interoperate and integrate with and support these solutions. Any new solutions, tools, offerings, enhancements or technology advancements could fail to attain meaningful customer acceptance for many reasons, some of which may be unknown to us, but may include:
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
We continue to use new and rapidly evolving technologies, such as generative and agentic AI to, among other things, develop new tools and solutions, add new features in our existing solutions and enhance our own business operations. There are significant risks involved in the development, adoption, use, deployment and maintenance of AI, and AI may also exacerbate existing risks, such as potential increases in intellectual property infringement or misappropriation claims, privacy, data protection, cybersecurity, confidentiality, operational and technological risks, as well as risks associated with harmful content, accuracy, bias and discrimination, any of which could affect our further development, adoption, use, deployment and maintenance of AI. We continue to develop and use new and rapidly evolving technologies, including agentic AI workflows and agents that operate with greater autonomy. In addition to the risks discussed above, these agentic systems and agents, in particular due to the autonomous nature of the technology, could act in ways that present additional risks, including unintended or unauthorized actions, errors, hallucinations, and increased difficulty in predicting, supervising and controlling agentic behavior. Our development, deployment and use of AI technologies, including agentic systems and agents, in new and existing solutions and within our business operations may result in governmental or regulatory scrutiny, litigation, ethical concerns, increases in research and development or other costs or other complications that are not yet known to us, each of which could adversely affect our business, reputation or financial results.
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
In addition, many existing laws, rules and regulations apply to certain aspects of AI, such as automated decision making, affecting fundamental data subject rights. Similarly, the intellectual property ownership and license rights, including as related to copyright, surrounding AI technologies have not been fully addressed by international and U.S. courts or the laws, rules or regulations of the U.S., including U.S. states, and foreign jurisdictions. Content created by us using generative AI tools may not benefit from intellectual property protection which may affect our ability to commercialize such content. The use or adoption of AI technologies in our solutions may subject us to copyright infringement or other intellectual property claims. If we, or third-party developers whose AI we rely on, do not have sufficient rights to use the data or other material used or processed by such AI technology, we also may incur liability through the actual or alleged violation of applicable laws, rules and regulations, third-party intellectual property, privacy, or other rights or contractual obligations. We may not always be able to anticipate how to comply with these legal and regulatory frameworks and we may have to expend resources to adjust our tools, solutions or business operations to meet the standards set by such frameworks, which vary by jurisdiction. Any inability to appropriately comply with the existing laws, rules and regulations that implicate aspects of AI could result in legal liability, regulatory action or brand and reputational harm.
Our use of AI could also pose other concerns. If we enable or offer solutions that draw controversy or if these new offerings do not work as we intend, we may experience brand or reputational harm, competitive harm or legal liability. Further, AI may create content that appears correct but is factually inaccurate, incomplete, insufficient, biased or otherwise flawed or contains copyrighted or other protected material, which may not be easily detectable despite internal policies and diligence efforts. To the extent we or our customers rely on such results, we could incur operational inefficiencies, competitive harm, brand or reputational harm, or other adverse impacts on our business and results of operations. Additionally, our employees, contractors, vendors and service providers' use of AI-powered software offered by third parties may lead to the unauthorized and/or inadvertent disclosure of personal, sensitive, proprietary or confidential information, including to a third party provider. Such information could be retained or be used to train or improve a third-party's AI models, or could be more broadly disclosed. Any unauthorized and inadvertent disclosure of such information could impact our ability to realize the benefit of, or adequately maintain, protect and enforce our intellectual property or personal, sensitive, proprietary or confidential information, harming our competitive position and business. The rapid evolution of the use of AI requires and will continue to require resources to develop, test and maintain our products and services and implement AI governance and controls to help ensure that AI is implemented appropriately to minimize unintended and harmful impacts.
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
Evolving technologies, including AI-based technologies, and changes in customer behavior and practices with respect to the internet may impact the demand for and value of our solutions and offerings.
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
Similarly, our customers and their businesses rely heavily on tools and solutions that help them manage and grow their Presence, including dedicated websites and online stores, as well as various social media channels, such as Meta, TikTok, Snapchat, X and WeChat. As reliance on social media channels, applications and AI-powered tools continues, domain names, websites and online stores and marketplaces may become less prominent, and as a result, demand for our offerings could decline. We, and our customers, are also dependent on the interoperability of our offerings with and within these channels, applications and mobile devices. If we are unable to effectively integrate our solutions with and within these channels and applications or on these devices, we may lose market share.
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
The widespread adoption of any alternative system, such as mobile applications, AI-powered products and tools or closed networks, could reduce customers' perceived need for a standalone website or domain name, which could materially and adversely affect demand for our solutions and offerings. These and other evolving technologies, including AI, and changes in customer behavior may have an adverse effect on our business and growth prospects. For further information concerning the risks posed by our competitors' use of AI, please refer to the risk factor "We face significant competition for our products, which we expect will continue to intensify, and we may not be able to maintain or improve our competitive position or market share." For further information concerning the legal and other risks arising from the development, adoption, use, deployment and maintenance of AI and AI-powered tools and solutions, refer to our risk factor "Our use, development, adoption, deployment and maintenance of AI and other new and evolving technologies may present significant risks, which could result in increased costs, litigation, reputational harm and liability."

We face significant competition for our solutions and offerings, which we expect will continue to intensify, and we may not be able to maintain or improve our competitive position or market share.
The market for our solutions and offerings is highly competitive and we expect this competition to continue in the future as new competitors enter the market and as new and more enhanced solutions are provided by our competitors. Given our broad product portfolio, we compete with niche point-solution products as well as broader solution providers. Our competitors include providers of domain registration services, web-hosting solutions, website creation and management solutions, e-commerce enablement providers, payment facilitation providers, cloud computing service and online security providers, alternative web presence and marketing solutions providers and providers of productivity tools such as business-class email. These types of products and solutions continue to evolve, creating opportunities for new competitors to enter the market with point-solution products or address specific segments of the market. In addition, certain of our core markets, including website creation, hosting and related online presence solutions, are increasingly characterized by commoditization, which may limit our ability to differentiate our offerings and could result in increased price competition.
In addition, we and our competitors continue to devote financial, personnel and other resources to developing and integrating AI capabilities into products, services and internal operations. AI technology and services are highly competitive, rapidly evolving and may at times require significant investment and resources, including with respect to development and operational costs, to meet the changing needs and expectations of our existing and potential customers and our own operations. Other companies may develop AI products and technologies that are similar or superior to our technologies or more cost-effective to deploy. If we fail to successfully and meaningfully develop, adopt, use, differentiate and maintain AI capabilities into our solutions and internal operations, effectively manage the related risks or if we are unable to translate AI adoption into tangible outcomes, such as improved productivity, enhanced customer experience or accelerated innovation, we may lag our competitors that are more effective at leveraging AI technologies and/or our growth and competitiveness could suffer. For further information regarding the potential impact of evolving technologies on customer behaviors and practices, please refer to the risk factor "Evolving technologies, including AI-based technologies, and changes in customer behavior and practices with respect to the internet may impact the demand for and value of our solutions and offerings." For further information concerning the legal and other risks arising from the development, adoption, use, deployment and maintenance of AI, refer to our risk factor "Our use, development, adoption, deployment and maintenance of AI and other new and evolving technologies may present significant risks, which could result in increased costs, litigation, reputational harm and liability."
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
In addition to the competition discussed above, we face, and expect to face in the future, pricing competition from our current and future competitors. From time to time, we have changed our overall pricing model and the various price points of our solutions, and we expect to do so in the future. However, no assurance can be given that any new pricing model or price points will be optimal. Certain changes to our price points or pricing model have, in the past, and could in the future, result in a loss, decrease or slowing of our total customers or total bookings. In addition, our competitors have in the past implemented, and may in the future implement, various pricing and bundling strategies, including discounts and reductions in price, which may be similar to or more attractive than our own. Individuals as well as small- and medium-sized businesses have been and could be sensitive to price increases or swayed by different price points offered by our competitors. If changes in our pricing model or price points are unsuccessful, or the strategies of our competitors are more successful than our own, we may be unable to attract new customers or retain our existing customers and we may be required to reduce prices or make other changes to our pricing model to remain competitive. Any of these developments could negatively impact our business, financial condition and results of operations.
The future growth of our business depends in part on our international revenue. Our continued international presence could subject us to additional risks.
International revenue represented approximately 33%, 32% and 32% of our total revenue for the years ended December 31, 2025, 2024, and 2023, respectively. We continue to optimize our marketing efforts in numerous non-U.S. geographies, equip our customer care team with the knowledge to serve these markets and maintain and review the need to establish, as needed, customer care operations in overseas locations. In addition, we continue to expand our employee base in international locations.
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
We continue to work to increase the breadth and scope of our business, operations and our solutions, tools and offerings. To support future growth, we must continue to improve our information technology and financial infrastructure, operating and administrative systems and our ability to effectively manage headcount, capital and processes. For example, we have made, and may make in the future, significant investments in our business and operations, including for our solutions and offerings, corporate infrastructure, technology and development, software systems, data storage and computing infrastructure, marketing, Care operations and international business and operations. We are likely to recognize the costs associated with these actions earlier than some of the anticipated benefits, and the return on these actions may be lower or may develop more slowly than we expect. If we do not achieve the benefits anticipated from these actions, or if the achievement of these benefits is delayed, our operating results may be adversely affected.
As we continue to manage our business and operations, our management, administrative, operational and financial infrastructure may be strained. The scalability and flexibility of our infrastructure depends on the functionality and bandwidth of our data centers, peering sites and servers. Any loss of data or disruption in our ability to provide our product offerings due to disruptions in our infrastructure or services, or the infrastructure and services of third parties whom we rely on, could result in harm to our brand or reputation. Moreover, as we continue to expand our solutions, work to grow our customer base and use our integrated platform for more complicated tasks, we may need to devote additional resources to improve our infrastructure and enhance its scalability and security. If we do not manage the growth of our business and operations effectively, the quality of our platform and efficiency of our operations could suffer, which could harm our operating and business results.
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
If we fail to properly evaluate, execute or integrate acquisitions or investments in an efficient and timely manner, or if we are unable to effectively compete in a new line of business, the anticipated benefits may not be realized, we may be exposed to unknown or unanticipated liabilities and our business and growth prospects could be harmed. In addition, any future acquisitions, investments or other strategic transactions we complete could be viewed negatively by our customers, investors or industry analysts.
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
Currently none of our employees in the U.S. are subject to collective bargaining agreements; however, if areas of our workforce were to organize, we may find it difficult to maintain our culture, cost structure and control over the delivery of our products, which could adversely impact our results of operations. Certain of our employees in Germany are represented by employee works councils and elsewhere some international employees are represented by worker representatives or trade unions in accordance with local regulations.
Operational Risks
We are exposed to the risk of system failures and capacity constraints.
We have experienced, and may in the future experience, system failures and outages disrupting the operation of our websites or our products such as web-hosting and email, or the availability of our customer care operations. Our revenue depends on the volume of traffic to our websites, the number of customers whose websites we host and the availability of our customer care operations. Accordingly, the performance, reliability and availability of our websites and servers for our corporate operations and infrastructure, as well as in the delivery of products to customers, are critical to our reputation and our ability to attract and retain customers. Any such system failure or outage could generate negative publicity, which could negatively impact our reputation and financial results. As we continue to transition many of our services to Amazon Web Services (AWS) to host our products, we have become, and may further become, more dependent on AWS and other third parties to accommodate the traffic to our websites and those of our customers.
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
We rely on information technology systems, including third-party cloud computing systems, and data centers to deliver many of our solutions and offerings. These information technology systems and data centers may experience outages, disruptions or degradations, and we may otherwise lose access to the services third-party service providers provide to us, any of which could impact our services, products and technology infrastructure.
We rely on data centers and third-party service providers, including providers of cloud computing services, to deliver our solutions and offerings, and to perform certain technology, processing, servicing and support functions on our behalf. We own one data center in Arizona and lease our remaining data center capacity. The reliable performance of our solutions and offerings depends on the continuing operation and availability of our information technology systems, including our data centers, and those of our external data center colocation providers, including third-party "cloud" computing services. The reliability, delivery and stability of our products and services could be adversely impacted by security incidents, outages, disruptions, failures, natural disasters, terrorist attacks, human error, or degradations of our network and related infrastructure, including in the online platforms or services of key business partners that offer, support or host our products and services, or by other events outside or within our control, such as the migration of data among data centers and to third-party hosted environments, the performance of upgrades and maintenance on our systems, and efforts to effectively scale our technological infrastructure, which we have undertaken in the past.
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
An actual or perceived cybersecurity incident could impair our ability to conduct our business, provide our solutions and offerings, protect data, and comply with contractual or legal obligations, and may cause us to incur substantial costs, or subject us to significant liability.
Our operations depend on our ability to protect our information systems against interruption, a breach of confidentiality, or other damage from cybersecurity threats and incidents. Our large size and global computer network expose us to a wide variety of cybersecurity threats that include cyber-attacks from individuals, organized crime groups, nation-state sponsored organizations, and others (collectively, threat actors), including attacks that leverage AI systems to identify and exploit previously unknown or undetected vulnerabilities. These cyberattacks can take many different forms, including but not limited to deploying malicious software, exploiting hardware and software vulnerabilities, social engineering, or other actions to gain access to our systems and data or disrupt our operations. For example, we have experienced, and may continue to experience, an increase in social engineering attacks and have experienced unauthorized access to certain of our systems. In addition, with the evolution of advanced AI models, including frontier models, we are observing an increase in AI-driven cyberthreats targeting our operations, and other enterprises and customers across the industry, including through AI-assisted compromise of widely used open source and supply chain components, phishing, credential theft, identity fraud, domain name transfer attempts and account takeover attempts. These techniques may be used to obtain unauthorized access to our systems or customer accounts, initiate fraudulent domain name transfers or changes to account information, circumvent identity verification procedures, or otherwise facilitate fraud against us or our customers. While to date these incidents, including AI-driven incidents, have not been material and we continue to invest in our cybersecurity defenses, we cannot guarantee that our defenses (or those of our third-party service providers) will be sufficient to prevent a material incident in the future. AI is accelerating the discovery and exploitation of vulnerabilities across industry, compressing the time for enterprises to patch systems before they are exploited. If vulnerabilities are discovered in our systems, we may not be able to remediate them before exploitation. The increasing use of AI in techniques employed by threat actors, as well as increasing prominence of agentic systems that act autonomously, could present additional risks and could increase the risk of successful attacks that may overwhelm our protection systems faster than we can effectively respond.
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
We use a variety of marketing channels to maintain awareness of our brand, including online keyword search, sponsorships and endorsements, television, radio and print advertising, email and social media marketing. Our GoDaddy Guides and Airo Care, our AI-native care solution, also market our brand through their recommendations of our products or solutions to specifically meet the needs of our customers. In order to maintain and grow our revenues, we need to continuously optimize and diversify our marketing campaigns and strategies and increase our efforts to expand customer awareness of our brand and portfolio of products. There can be no assurance that our marketing efforts will succeed. If we lose access to one or more of these channels, we may be unable to promote our brand effectively, which could limit our ability to grow our business. Protecting and maintaining awareness of our brand is important to our success, particularly for continued acceptance of our existing and future products and solutions, attracting new customers and increasing customer awareness of our full product portfolio. Further, if our marketing activities fail to generate traffic to our website, attract new customers or lead to new sales or renewals of our products at the levels we anticipate or our efforts to personalize our marketing efforts are not successful, our business and operating results could be adversely affected.
In the years ended December 31, 2025, 2024, and 2023, our marketing and advertising expenses were $375.1 million, $356.9 million and $352.9 million, respectively. If these costs or our customer acquisition costs increase or we fail to generate additional sales as a result of our marketing efforts, our business, operating results and financial performance could be adversely affected.
Our ability to increase sales of our solutions and offerings is highly dependent on the quality of our customer care. Our failure to provide high-quality customer care would have an adverse effect on our business, brand and operating results.
We believe our focus on high-quality customer care is critical to retaining, expanding and further penetrating our customer base, including generating additional sales of products to our customers. Our GoDaddy Guides have historically contributed significantly to our total bookings. For the years ended December 31, 2025, 2024 and 2023, approximately 9%, 8%, and 9% of our total bookings, respectively, were generated from the sale of product subscriptions by our GoDaddy Guides. Most of our current offerings are designed for customers who often self-identify as having limited to no technology skills. Our customers may depend on our GoDaddy Guides to guide them as they use our solutions and offerings, including our AI-native solutions, to build and grow their businesses. Our GoDaddy Guides engage with customers through direct calls and/or via other communication channels, such as chat, social media and webcasts, and we continue to increase our self-serve solutions, including through our use of AI-enabled features. For example, we launched Airo Care, an AI-native support technology utilized across voice and chat features that can handle a wide range of customer queries.
As our customer base and our penetration within existing customers expands, we must continue to broaden our portfolio of solutions, increase the scope of our solution deployments and adapt our customer support organization to ensure our customers continue to receive the high level of customer service which they have come to expect. If we fail to maintain high quality customer care across our communications platforms, including our AI-native support features, to support our customers' growing needs, our reputation, financial results and business prospects may be materially harmed. Notwithstanding our commitment to customer care, our customers may occasionally encounter interruptions in service and other technical challenges, including those resulting from our GoDaddy Guides working remotely or our use of AI-enabled technologies and support features. An interruption in service and other challenges could negatively impact our business.
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
We rely on certain relationships with partners to offer and support key products and services, some of whom create integrations with our products, including Microsoft Corporation, a critical provider of email and related productivity tools through Microsoft 365, and others that create integrations with third-party applications and platforms used by our customers, such as advanced email security provided by ProofPoint, Inc., email backup and migration services provided by SkyKick (acquired by ConnectWise, LLC) and email archiving services provided by Barracuda Networks, Inc. Our email offerings are a core component of many customers' productivity and daily operations and our ability to provide these services at scale depends, in significant part, on the continued availability, functionality and commercial terms of our partnerships, including with Microsoft and other email providers. We also maintain partnerships to help provide other core services to our customers, including with Norton Small Business, a provider of device security, cloud backup and other security tools, LegalZoom.com, Inc., providers of business formation services, and with other providers that assist our customers with e-signatures, insurance and bookkeeping. We also work to make certain of our products interoperable with services such as Yelp, Google, Amazon, WhatsApp and Instagram, and we provide various payment options for customers, including through our partnerships and technical integrations with providers such as PayPal, Stripe, Block and Mercado Libre.
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
We could also incur significant fines or lose our ability to give customers the option of using credit cards to pay for our products if we fail to follow payment card industry data security standards. Although we are in compliance with payment card industry data security standards, it is possible that evolving cybersecurity threats may impact our ability to protect cardholder data which could result in fines or otherwise impact our financial condition, or could result in the suspension of our ability to accept credit cards as a form of payment.
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
•delays in the authorization of new TLDs by ICANN or our ability to secure operator rights for new TLDs, both of which would impact the breadth of our customer offerings;
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
We release guidance in our quarterly earnings webcasts, quarterly earnings releases or otherwise, based on forecasts by management, which are necessarily speculative in nature and subject to assumptions and inherent challenges in measurement. Our guidance may vary materially from actual results for a variety of reasons, including that our estimates and assumptions prove to be inaccurate. If our revenue, bookings or other operating results, or the rate of growth of our revenue, bookings or operating results, fall below the expectations of our investors or securities analysts, or below any forecasts or guidance we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met our own or other publicly stated financial forecasts. Our failure to meet our own or other publicly stated financial forecasts, or failure to meet securities analyst or investor expectations even when we meet our own forecasts, could cause our stock price to decline and expose us to lawsuits, including securities class action suits. Such litigation could impose substantial costs and divert management's attention and resources. See “Part II—Item 1—Legal Proceedings” for more information.
We may not be able to maintain profitability in the future.
We had net income of $875.0 million, $936.9 million and $1,375.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. While we have experienced revenue growth over these periods, we may not be able to sustain or increase our growth or maintain profitability in the future or on a consistent basis. We have in the past, and may in the future, experience lower growth rates in customer demand due to factors including inflation, foreign currency headwinds and other factors that may not be known to us at this time. In addition, maintaining profitability will require that we manage our cost structure and avoid significant liabilities. We have incurred substantial expenses and expended significant resources to market, promote and sell our products. We also have and expect to continue to invest for future growth, including by enhancing our offerings and expanding our portfolio. In addition, as a public company, we expect to continue to incur significant accounting, legal and other expenses in the future. Furthermore, we have incurred in recent periods, and may incur in future periods, large expenses which are not recurring, but which nonetheless negatively impact our operating results.
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
We may need to raise funds in the future to, among other things, develop new technologies, enhance or expand our offerings or our business, respond to competitive pressures, refinance our existing indebtedness or make acquisitions or other strategic arrangements. We may try to raise additional funds through public or private financings, strategic relationships or other arrangements or by refinancing our existing indebtedness.
Our ability to obtain any additional financing will depend on a number of factors, such as market conditions, our operating performance, investor interest and, in the case of debt financing, our then-current debt levels, expected debt amortization, interest rates and our credit rating. Volatility in the credit markets, including the U.S. Federal Reserve Bank's actions and implementation of varying interest rates to combat inflation in the U.S., may have an adverse effect on our ability to obtain debt financing. Our credit rating may also be affected by our liquidity, financial results, economic risk or other factors, which may increase the cost of future financings. Any additional financing may not be available to us on acceptable terms or at all. If financing is not available, we may be required to reduce expenditures, including curtailing our growth strategies, forgoing acquisitions or reducing our product development efforts. If we succeed in raising additional funds through the issuance of equity or equity-linked securities, then existing stockholders could experience substantial dilution. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences and privileges senior to those of the holders of our common stock. In addition, any such issuance could subject us to restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital, respond to competitive pressures and pursue business opportunities, including potential acquisitions. Further, to the extent we incur additional indebtedness or other such obligations, the risks associated with our indebtedness, including our possible inability to service our debt, would increase. Additionally, events and circumstances may occur that could cause us to not be able to satisfy applicable draw-down conditions and utilize our revolving line of credit. Although the agreements governing our indebtedness contain restrictions on our incurrence of additional indebtedness and entry into certain types of transactions, these restrictions are subject to a number of qualifications and exceptions, and we may choose to amend such agreements and the applicable restrictions from time to time (with the consent of the requisite lenders or holders), which may allow us to incur additional indebtedness that could be substantial.

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
•the terms of the Registrar Accreditation Agreement (RAA) under which we are accredited as a registrar or the Registry Agreement (RA) under which we operate TLD registries, could change in ways that are disadvantageous to us or under certain circumstances could be terminated by ICANN, thereby preventing us from operating our registrar or registry service, or ICANN could adopt unilateral changes to the RAA or RA that are unfavorable to us, that are inconsistent with our current or future plans, or that affect our competitive position;
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
If any of these events occur, they could create instability in the domain name registration system and may make it difficult for us to continue to offer existing products and introduce new products, or serve customers in certain international markets. These events could also disrupt or suspend portions of our domain name registration product and subject us to additional restrictions on how the registrar and registry products businesses are conducted, which could result in reduced revenue.
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
ICANN periodically authorizes the introduction of new TLDs. Delays in the introduction of new TLDs or our inability to obtain or successfully operate new TLDs could adversely impact our business, results of operations and reputation.
ICANN has periodically authorized the introduction of new TLDs and made domain names related to them available for registration. In 2012, ICANN significantly expanded the number of gTLDs through the first application round of its Expansion Program. This resulted in the delegation of new gTLDs in 2014. In Q2 2026, ICANN introduced a new gTLD program, the New gTLD Program: 2026 Round (the "2026 Round"). During the application window (April 30, 2026 through August 12, 2026),

ICANN received over 1,600 applications. The remaining program timeline, which includes processes for objections, evaluations, contracting and delegation is ongoing and has not been confirmed by ICANN.
Our competitive position depends in part on our ability to gain access to and meaningfully participate in new TLD opportunities, including the 2026 Round. A significant portion of our business relies on our ability to sell domain name registrations to our customers, and any limitations on our access to newly created TLDs, whether as a registrar, a registry operator or a provider of backend registry and other related services, could adversely impact our ability to sell domain name registrations to customers, and, in turn, could adversely impact our business. During the 2026 Round application window, GoDaddy Registry applied for a number of new gTLDs. Submission of an application does not ensure that we will obtain the right to operate the applicable gTLDs. Our applications may be subject to objections, evaluation requirements or competing applications, and resolving contention or launching and operating any gTLDs we obtain may require significant expenditures. Delays in the 2026 Round, unsuccessful applications, higher than expected costs or lower than expected demand for newly delegated gTLDs could adversely affect our business, results of operations and financial condition.
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
Each registry typically imposes a fee in association with the registration of a domain name. For example, VeriSign, Inc. (Verisign) the registry for .com and .net, has current annual list prices of $10.26 and $10.91 for .com and .net registrations, respectively, and ICANN charges $0.20 for most domain names registered in the gTLDs within its purview. In addition, Verisign, which operates the .com and .net gTLDs under registry agreements with ICANN and, with respect to the .com gTLD, a Cooperative Agreement with the U.S. Department of Commerce, has previously been given the right to annually increase prices, subject to certain limitations, and it has done so several times in recent years, including to the current .com list price of $10.26 and the upcoming increase to $10.97 effective November 1, 2026. Verisign also recently announced that it would raise the price of the .net registrations from $10.91 to 12.00 beginning March 1, 2027. If fees continue to increase, costs to our customers could become higher, which could have an adverse impact on our results of operations. We have no control over the fees charged by ICANN, Verisign or other third-party domain name registries and cannot predict their future fee structures.
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
We are subject to local and international laws, rules, regulations and orders relating to the operation and security of our computer network and the processing of data, including privacy of personal data. Complying with such laws, rules, regulations and orders may limit our operations and increase costs, and our failure or perceived failure to comply could expose us to litigation, enforcement actions, and reputational harm.
We are subject to a variety of U.S. and international privacy and data protection laws, rules, regulations, and orders (such as the EU General Data Protection Regulation and California Consumer Privacy Act) that provide our customers and other individuals with certain rights relating to the processing of their personal data. In addition, a growing and evolving body of U.S. and international laws affect how we process personal data for various purposes, including online advertising and targeted marketing. These evolving laws may increase our costs and limit our ability to use personal data for new products, including but not limited to products that rely on AI-related technologies. Our operations depend on the operation of our network and processing of data internationally, including the movement of data across national boundaries. The laws, rules, regulations and orders concerning cybersecurity and processing of data are evolving and may be interpreted and applied inconsistently, and may conflict with one another, with other regulatory requirements, or with our own internal policies and procedures. Any failure or perceived failure by us to comply with U.S. or international laws and regulations relating to cybersecurity and processing of data (or our failure or perceived failure to comply with our own internal policies and procedures) may result in litigation, government enforcement actions, and reputational harm. We entered into an agreement, which was approved by the FTC on May 21, 2025, to settle FTC charges related to certain of our security practices, advertising and other related matters. Pursuant to the settlement agreement and related order, GoDaddy is required to comply with specific requirements, including those related to the security of our hosting services, for at least 20 years. If we fail to comply with the final order's terms, we could be subject to FTC investigation, litigation, or reputational harm. We have invested and continue invest to help improve the security of our systems, including implementing requirements contained in the order.
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
As a result of the products and services we offer, we may be subject to liability and negative publicity due to our customers' activities on or in connection with their domain names, their websites or the data they store on our servers. In addition, as we expand our social media management and professional web services, we may be subject to liability for content we create on behalf of our customers. Although our terms of service prohibit the illegal use of our products by our customers and permit us to take down or suspend websites or take other appropriate actions in response to illegal uses (among other reasons), customers may nonetheless engage in prohibited activities or upload or store content on our products in violation of applicable law, our agreement or policies, or the customer's own policies, which could subject us to liability. Furthermore, our reputation and brand may be negatively impacted by customer actions and website content that are deemed hostile, offensive or inappropriate. We do not generally proactively monitor or review the appropriateness of the domain names our customers register or the content of their websites, and we do not have control over customer activities. The safeguards we have in place may not be sufficient to avoid harm to our reputation and brand, especially if such hostile, offensive or inappropriate customer content is high profile or misinterpreted as content supported by us. In addition, other bodies of law, including state criminal laws, may be deemed to apply or new statutes or regulations may be adopted in the future, any of which could expose us to further liability and increase our costs of doing business.
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
Despite the liability protections available under these laws, the activities of our customers have resulted in, and may in the future result in, threatened or actual litigation against us. Although the ACPA, DMCA, CDA and relevant U.S. case law have generally shielded us from liability for customer activities to date, court rulings in pending or future litigation or future regulatory or legislative amendments may narrow the scope of protection afforded us under these laws. Additionally, neither the DMCA nor the CDA generally provides protection from claims of trademark violations and neither therefore, shield us from liability for claims under the Lanham Act or other similar laws. Furthermore, there have been, and continue to be, various congressional, state, judicial and executive efforts to narrow, reinterpret, remove or restrict the scope of the protections available under Section 230 of the CDA which, if successful could decrease our current protections from liability for third-party content and increase our litigation costs. For example, the Stop Enabling Sex Traffickers Act and the Allow States and Victims to Fight Online Sex Trafficking Act may limit the immunity previously available to us under the CDA, which could subject us to investigations or penalties if our customers' activities are deemed illegal or inappropriate. Furthermore, the DSA imposes additional obligations on intermediary service providers in the E.U. and we may not qualify for its conditional exemptions from liability in all circumstances. If claims brought against us under these or similar laws are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.
Additionally, in May 2025, the U.S. federal government enacted the 'Take It Down Act,' which requires covered platforms to establish a notice-and-removal process for non-consensual intimate images and other specified content. Under the act, online platforms and service providers may be required to respond to verified takedown requests from individuals and remove or restrict access to such content. Failure to comply with applicable obligations under the Act could subject us to civil liability, fines, regulatory enforcement or other legal or compliance obligations. Moreover, because we do not generally pre-screen customer content, we may face challenges in meeting the compliance timelines or verification obligations set forth in the act, particularly if customer content is stored on distributed systems, served via third-party integrations or otherwise difficult to identify and remove promptly. Similar notice-and-takedown and online safety obligations have been enacted or proposed in other jurisdictions, and additional laws may impose differing or inconsistent compliance obligations across the jurisdictions in which we operate.
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
The legal and regulatory environment relating to the internet is uncertain, and governments may impose additional regulations in the future. New laws may be passed, courts may issue decisions affecting the internet, existing but previously inapplicable or unenforced laws may be deemed to apply to the internet or regulatory agencies may begin to more rigorously enforce such formerly unenforced laws, or existing legal safe harbors may be narrowed, both by U.S. federal or state governments and by governments of foreign jurisdictions. In addition, certain foreign governments, courts or regulatory authorities have taken, and may in the future take, actions that restrict, block, censor, throttle or otherwise limit access to the internet or specific internet services for their citizens, including through network shutdowns, content filtering, mandatory technical controls, or restriction affecting domain name resolution, hosting or related infrastructure, which could limit the availability or functionality of our services.
The adoption of any new laws, rules or regulations, actions by governments or courts that reduce or disrupt access to the internet, or the narrowing of any safe harbors, could hinder growth in the use of the internet and online services generally, and decrease acceptance of the internet and online services as a means of communications, e-commerce and advertising. In addition, such changes in laws or actions could increase our costs of doing business or prevent us from delivering our services over the internet or in specific jurisdictions, which could harm our business and our results of operations.
From time to time, we are involved in lawsuits, including class action lawsuits, which are expensive and time consuming and could adversely affect our business, financial condition and results of operations.
We are, and from time to time we may become, subject to litigation, arbitration, governmental investigations and other legal proceedings, including matters involving employment, intellectual property, commercial disputes, antitrust and competition, privacy, cybersecurity, advertising, consumer protection, securities laws and online platform operations as well as stockholder derivative actions, class actions, mass arbitrations and other proceedings. For example, we have faced, and may continue to face in the future, claims related to the Fair Labor Standards Act, the California Private Attorneys General Act (PAGA), the Telephone Consumer Protection Act, the Americans with Disabilities Act, the California Invasion of Privacy Act (CIPA), state privacy laws, and similar federal, state and international consumer protection statutes, including the Brazil Consumer Protection Code. We have also been involved in putative class action lawsuits, including lawsuits alleging violations of the Exchange Act, the Telephone Consumer Protection Act, the Fair Labor Standards Act and PAGA. Class action plaintiffs in particular often seek substantial statutory damages and attorneys' fees, and demand changes to our products, features or business practices. Although the results of any such current or future litigation, regardless of the underlying nature of the claims, cannot be predicted with certainty, the final outcome of any current or future claims or lawsuits we face could adversely affect our business, financial condition and results of operations. Any negative outcome from claims or litigation, including settlements, could result in payment of substantial monetary damages or fines, attorneys' fees or costly and significant and undesirable changes to our products, features, marketing efforts or business practices. As we have expanded our international business, we have experienced an increase in litigation occurring outside of the U.S., due in part to laws, rules and regulations in certain countries and legal systems with limited experience with claims related to the domain industry. Defending such litigation is costly and time consuming. The outcome of such litigation may not be the same as similar litigation in the U.S., which may have an adverse effect on our business, financial condition and results of operations.
Further, claims or litigation brought against our customers or business partners may subject us to indemnification obligations or obligations to refund fees to, and adversely affect our relationships with, our customers or business partners. Such indemnification or refund obligations or litigation judgments or settlements that result in the payment of substantial monetary damages, fines and attorneys' fees may not be sufficiently covered by our insurance policies, if at all. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves and/or disclose the relevant litigation claims or legal proceedings, as and when required or appropriate. These assessments and estimates are based on information available to management at the time of such assessment or estimation and involve a significant amount of judgment. As a result, actual outcomes or losses could differ materially from those envisioned by our current assessments and estimates. Our failure to successfully defend or settle any of these litigation claims or legal proceedings could result in liability that, to the extent not covered by our insurance, could have an adverse effect on our business, financial condition, and results of operations. See "See “Part II—Item 1—Legal Proceedings” for more information.
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
As of September 30, 2026, we had 375 issued patents in the U.S. and other countries covering various aspects of our product offerings. Additionally, as of September 30, 2026, we had 32 pending U.S. and international patent applications and intend to file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations or in certain jurisdictions, and may choose to abandon patents that are no longer of strategic value to us, in each case even if those innovations have financial value to us. In addition, under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative processes or litigation. In addition, issuance of a patent does not assure that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.
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
As of September 30, 2026 we had 536 registered and 28 pending trademarks in jurisdictions including the U.S. and international. We have also registered, or applied to register, the trademarks associated with several of our leading brands in the U.S. and in certain other countries, including for our "Go" logo, "GoDaddy Airo" and "Airo." Competitors and others may have adopted, and in the future may adopt, tag lines or service or product names similar to ours, which could impede our ability to build our brands' identities and possibly lead to confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered and common law trademarks or trademarks incorporating variations of the terms or designs of one or more of our trademarks and opposition filings made when we apply to register our trademarks.

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
Occasionally, one of our customers may register a domain name identical, or similar, to a third party's trademark or the name of a living person. These occurrences have in the past led, and may in the future lead, to our involvement in disputes over such domain names. Disputes involving registration or control of domain names are often resolved through the Uniform Domain Name Dispute Resolution Policy (UDRP), ICANN's administrative process for domain name dispute resolution, or through litigation . The UDRP generally does not impose liability on registrars, and the ACPA provides that registrars may not be held liable for registration or maintenance of a domain name absent a showing of the registrar's bad faith intent to profit from the trademark at issue. However, we may face liability if we act in bad faith or fail to comply in a timely manner with procedural requirements under these rules, including forfeiture of domain names in connection with UDRP actions. In addition, domain name registration disputes and compliance with the procedures under the ACPA and UDRP typically require at least limited involvement by us and, therefore, increase our cost of doing business. The volume of domain name registration disputes may increase in the future as the overall number of registered domain names increases or for other reasons. Moreover, as the owner or acquiror of domain name portfolios containing domains we provide for resale, we may face liability if one or more domain names in our portfolios, or our resellers' portfolios, are alleged to violate another party's trademark. Although we screen the domain names we acquire to mitigate the risk of third-party infringement claims, we, or our resellers, may inadvertently register or acquire domains that infringe or allegedly infringe third-party rights. If intellectual property laws diverge internationally or are interpreted inconsistently by local courts, we may be required to devote additional time and resources to enhancing our screening program in international markets. For example, we are involved in a large number of claims in India involving the registration of domain names alleged to incorporate strings of text matching third-party trademarks. While these claims are individually and collectively immaterial, the courts have passed orders targeting the domain name industry, including GoDaddy in particular, which may impact us beyond the individual claims, by requiring disclosure of registrant information, restricting the availability or promotion of certain domain names, limiting the availability of privacy or proxy services, and requiring the implementation of intellectual property protection or anti-fraud measures, including Know Your Customer efforts. Additionally, we face intellectual property claims in international jurisdictions in which we operate. Moreover, advertisements displayed on websites associated with domains registered by us may contain allegedly infringing content placed by third parties. We may face liability and increased costs as a result of such third-party infringement claims.
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

We are subject to certain export controls, and economic and trade sanction regulations that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.
Our business activities are subject to U.S. export controls and trade and economic sanctions laws, including the U.S. Commerce Department's Export Administration Regulations and economic and trade sanction regulations maintained by the U.S. Treasury Department's Office of Foreign Assets Control (OFAC), as well as similar laws and regulations imposed by other jurisdictions, including the United Kingdom and European Union. These regimes are complex, evolving and, in certain circumstances, overlapping, and may restrict our ability to provide products or services to certain destinations, governments, entities, individuals or end users or for certain end uses. We maintain compliance measures designed to support adherence to applicable export control and sanctions requirements, which may include customer screening, transaction monitoring and technical or geographic access controls in comprehensively sanctioned jurisdictions. These measures rely in part on information provided by customers and third parties and may not identify all restricted parties or prohibited transactions, particularly where information is incomplete, inaccurate or intentionally misleading. As a result, there is a risk that we could inadvertently engage in transactions involving sanctioned or otherwise restricted parties.
Sanctions and export control regimes are subject to frequent changes, including updates to restricted party lists, licensing requirements, jurisdictional scope and enforcement priorities, which may require us to modify our compliance controls or limit offerings in certain markets. Any failure to comply with applicable export control or sanctions requirements could result in civil or criminal penalties, monetary fines, loss of export privileges, restrictions on our operations and reputational harm. In addition, changes in these laws or their enforcement could reduce demand for our products or limit our ability to sell internationally, adversely affecting our business, operating results, and growth prospects. Responding to investigations or enforcement actions could also require significant management time and result in substantial legal and other professional costs.
Due to the global nature of our business, we could be adversely affected by violations of anti-bribery and anti-corruption laws.
We operate in multiple jurisdictions and engage employees, contractors and third parties around the world, which increases the complexity of compliance with applicable anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, the UK Bribery Act 2010, and other anti-corruption and anti-bribery laws that generally prohibit bribery, corruption and other improper payments or benefits involving government officials, political parties, state-owned enterprises, commercial counterparties and other recipients. Differences in local laws, business practices and enforcement approaches, as well as evolving regulatory expectations, may increase compliance costs and enforcement risk. While we maintain policies, controls and training programs designed to promote compliance with applicable anti-bribery and anti-corruption requirements, these measures may not prevent or detect all improper conduct by employees or third parties for which we could be held responsible. If we are found to have violated anti-bribery or anti-corruption laws, we could be subject to civil or criminal penalties, monetary fines, remediation requirements and reputational harm, which could adversely affect our business, operating results and growth prospects. In addition, responding to investigations or enforcement actions could divert significant management time and other resources resulting in substantial legal and professional costs.
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
In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation, which could result in substantial costs and a diversion of management's attention and resources. See “Part II—Item 1—Legal Proceedings” for more information.
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
Our bylaws designate the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us.
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
In the past, our board of directors has approved the repurchase of shares of our common stock. In August 2023, our board of directors approved the repurchase of up to an additional $1,000.0 million of our common stock. Such approval was in addition to the amount remaining available for repurchases under prior approvals of our board of directors, such that our total approved authority under the program is $4.0 billion of shares of our common stock through 2025. Subsequently, in April 2025, our board of directors approved the repurchase of up to an additional $3.0 billion of our common stock through the end of 2027. Under this or any other future share repurchase program, we may make share repurchases through a variety of methods, including open market share purchases, accelerated share repurchase programs, block transactions or privately negotiated transactions, in accordance with applicable federal securities laws. This authorization does not obligate us to make any repurchases and may be modified, suspended or terminated by us at any time without prior notice. During the nine months ended September 30, 2026, we repurchased shares of our common stock, which were retired upon repurchase, for an aggregate purchase price of $1,311.0 million. Future share repurchase programs may have no time limit, may not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion and without prior notice. The timing and amount of any repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements such as Delaware surplus and solvency tests and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
The existence of this or any future share repurchase program could cause our stock price to be higher than it otherwise would be and could potentially reduce the market liquidity for our stock. Although these programs are intended to enhance long-term stockholder value, there is no assurance they will do so. The market price of our common stock has in the past, and may in the future, fluctuate significantly during the term of our share repurchase program, including declining below the levels at which we repurchased shares of our common stock. Short-term stock price fluctuations could reduce the effectiveness of our current or future share repurchase programs.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Information regarding share repurchases is also provided in Note 4 to our financial statements included in Part I, Item 1 of this Quarterly Report and is incorporated herein by reference. Share repurchases during the three months ended September 30, 2026 were as follows:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs (in millions)
July 1 - July 31	208	$87.67	208
August 1 - August 31	2,794	$93.51	2,794
September 1 - September 30	2,024	$97.78	2,024
Total	5,026		5,026	$854.2
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
None.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Thirteenth Amendment to the Second Amended and Restated Credit Agreement by and among Desert Newco, LLC, Go Daddy Operating Company, LLC, GD Finance Co, LLC, the lending institutions from time to time party thereto and Royal Bank of Canada, effective as of July 31, 2026	8-K	001-36904	10.1	8/4/2026
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	The certifications attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of GoDaddy Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GODADDY INC.

Date:	October 29, 2026	/s/ Mark McCaffrey
Mark McCaffrey
Chief Financial Officer